Form 10-Q
period 1999-06-30
ARIBA INC
filed 1999-08-16
CIK 1084755

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                           THE SECURITIES ACT OF 1934

                       For the Quarter Ended June 30, 1999
                        Commission File Number 000-26299

                                   ARIBA, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                           77-0439730
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)          Identification Number)

                              1585 Charleston Road
                         Mountain View, California 94043
                    (Address of principal executive offices)

                                 (408) 543-3800
              (Registrant's telephone number, including area code)

                             1314 Chesapeake Terrace
                           Sunnyvale, California 94089
                    (Former address, as reported on Form S-1)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes ___  No _X_

         Although the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the period that the registrant was required to file such reports, the registrant did not become subject to such filing requirements until the registration of certain shares of its common stock pursuant to a registration statement on Form S-1 (the "Registration Statement") was declared effective by the Securities and Exchange Commission on June 22, 1999.

On July 30, 1999, 45,434,566 shares of the registrant's common stock were issued and outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   Ariba, Inc.

                                      Index

                                                                                                       PAGE NO.
                                                                                                       --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 1999 and September 30, 1998                        3

         Condensed Consolidated Statements of Operations for the three and nine-month
           periods ended June 30, 1999 and 1998                                                               4

         Condensed Consolidated Statements of Cash Flows for the nine-month periods
           ended June 30, 1999 and 1998                                                                       5

         Notes to the Condensed Consolidated Financial Statements                                             6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                          24

PART II. OTHER INFORMATION                                                                                   25

Item 2.  Changes in Securities and Use of Proceeds                                                           25

Item 4.  Submission of Matters to a Vote of Security Holders                                                 26

Item 6.  Exhibits and Reports on Form 8-K                                                                    26

         SIGNATURES                                                                                          26

PART I:  FINANCIAL INFORMATION
Item 1:  Financial Statements


                          ARIBA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                 June 30,           September 30,
                                                                   1999                  1998
                                                              ----------------    -------------------
ASSETS

Current assets:
   Cash and cash equivalents                                         $143,869                $8,305
   Short-term investments                                               6,799                 5,627
   Restricted cash                                                        800                     -
   Accounts receivable, net                                             5,956                 2,129
   Prepaid expenses and other current assets                              657                   255
                                                             -----------------    ------------------
      Total current assets                                            158,081                16,316
Property and equipment, net                                             5,120                 2,217
Other assets                                                              285                   238
                                                             -----------------    ------------------
            Total assets                                             $163,486               $18,771
                                                             =================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $1,188                  $962
   Accrued compensation and related liabilities                         4,492                 1,704
   Accrued liabilities                                                  4,114                 1,264
   Deferred revenue                                                    25,230                 3,938
   Current portion of long-term debt                                      755                   297
                                                             -----------------    ------------------
      Total current liabilities                                        35,779                 8,165
Long-term debt, net of current portion                                    692                   647
                                                             -----------------    ------------------
      Total liabilities                                                36,471                 8,812
                                                             -----------------    ------------------

Stockholders' equity:
   Convertible preferred stock                                              -                     9
   Common stock                                                            91                    38
   Additional paid-in capital                                         191,314                28,218
   Deferred stock-based compensation                                  (29,324)               (2,735)
   Accumulated other comprehensive income (loss)                          (13)                   61
   Accumulated deficit                                                (35,053)              (15,632)
                                                             -----------------    ------------------
      Total stockholders' equity                                      127,015                 9,959
                                                             -----------------    ------------------
             Total liabilities and stockholders' equity              $163,486               $18,771
                                                             =================    ==================

     See accompanying notes to condensed consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                    Three Months Ended June 30,      Nine Months Ended June 30,
                                                                       1999             1998            1999            1998
                                                                   --------------  ---------------  --------------  --------------
Revenues:
   License                                                                $6,439           $1,693         $16,939          $2,500
   Maintenance and service                                                 5,454              770          11,292           1,178
                                                                   --------------  ---------------  --------------  --------------
      Total revenues                                                      11,893            2,463          28,231           3,678
                                                                   --------------  ---------------  --------------  --------------

Cost of revenues:
   License                                                                   331               87             581             104
   Maintenance and service                                                 2,113              362           4,622             872
                                                                   --------------  ---------------  --------------  --------------
      Total cost of revenues                                               2,444              449           5,203             976
                                                                   --------------  ---------------  --------------  --------------
   Gross profit                                                            9,449            2,014          23,028           2,702
                                                                   --------------  ---------------  --------------  --------------
Operating expenses:
   Sales and marketing                                                     9,796            3,040          21,098           6,373
   Research and development                                                3,462            1,197           7,311           3,160
   General and administrative                                              2,396              551           5,094           1,431
   Amortization of stock-based compensation                                5,285              404           9,330             483
                                                                   --------------  ---------------  --------------  --------------
      Total operating expenses                                            20,939            5,192          42,833          11,447
                                                                   --------------  ---------------  --------------  --------------
   Loss from operations                                                  (11,490)          (3,178)        (19,805)         (8,745)
Other income, net                                                            197              151             384             419
                                                                   --------------  ---------------  --------------  --------------
   Net loss                                                             $(11,293)         $(3,027)       $(19,421)        $(8,326)
                                                                   ==============  ===============  ==============  ==============

Basic and diluted net loss per share                                      $(0.86)          $(0.48)         $(1.79)         $(1.64)
                                                                   ==============  ===============  ==============  ==============

Shares used in computing basic and diluted net loss per share         13,156,401        6,315,639      10,848,463       5,075,721
                                                                   ==============  ===============  ==============  ==============


     See accompanying notes to condensed consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                         Nine Months Ended June 30,
                                                                                         1999                    1998
                                                                                 -------------------        --------------
OPERATING ACTIVITIES:
   Net loss                                                                            $(19,421)                 $(8,326)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                            927                      448
   Amortization of stock-based compensation                                               9,330                      483
   Non-cash warrant expense                                                                  20                      516
   Changes in operating assets and liabilities:
      Accounts receivable                                                                (3,827)                  (2,621)
      Prepaid expenses and other assets                                                    (469)                    (178)
      Accounts payable                                                                      226                     (269)
      Accrued compensation and related liabilities                                        2,787                      533
      Accrued liabilities                                                                 2,850                      107
      Deferred revenue                                                                   21,292                    3,932
                                                                                 -------------------        --------------
   Net cash provided by (used) in operating activities                                   13,715                   (5,375)
                                                                                 -------------------        --------------
INVESTING ACTIVITIES:
   Purchases of property and equipment                                                   (2,985)                    (619)
   Purchases of short-term investments                                                   (1,246)                  (4,985)
   Allocation to restricted cash                                                           (800)                       -
                                                                                 -------------------        --------------
   Net cash used in investing activities                                                 (5,031)                  (5,604)
                                                                                 -------------------        --------------

FINANCING ACTIVITIES:
   Repayments under long-term debt                                                         (341)                    (274)
   Proceeds from sale of convertible preferred stock, net                                     -                    4,292
   Proceeds from sale of common stock                                                   127,233                      278
   Repurchase of common stock                                                               (12)                     (12)
                                                                                 -------------------        --------------
   Net cash provided by financing activities                                            126,880                    4,284
                                                                                 -------------------        --------------
Net increase (decrease) in cash and cash equivalents                                    135,564                   (6,695)
Cash and cash equivalents at beginning of period                                          8,305                   15,471
                                                                                 -------------------        --------------
Cash and cash equivalents at end of period                                             $143,869                   $8,776
                                                                                 ===================        ==============


     See accompanying notes to condensed consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1.  Basis of Presentation

         The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended September 30, 1998, included in the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on June 22, 1999.

         On March 16, 1999, the Board of Directors approved a two-for-one stock split of the Company's common stock. On April 20, 1999, the Board of Directors approved another two-for-one stock split of the Company's common stock thus effecting an overall four-for-one stock split as of April 20, 1999. The accompanying condensed consolidated financial statements have been restated to give effect to the stock splits.

         Accounts receivable includes amounts due from customers for which revenue has been recognized. Deferred revenue includes amounts received from customers for which revenue has not been recognized.

Note 2.  Net Loss Per Share

         The following table presents the calculation of basic and diluted net loss per common share (in thousands, except share and per share data):

                                                                          THREE MONTHS ENDED JUNE 30,  NINE MONTHS ENDED JUNE 30,
                                                                              1999         1998           1999         1998
                                                                              ----         ----           ----         ----
Net loss                                                                    $(11,293)       $(3,027)     $(19,421)     $(8,326)
                                                                         =====================================================
Basic and diluted:
     Weighted-average shares of common stock outstanding                  21,851,304     18,979,127    19,582,777   18,573,308
     Less:  Weighted-average common shares subject to repurchase          (8,694,903)   (12,663,488)   (8,734,314) (13,497,587)
                                                                         -----------------------------------------------------
Weighted-average shares used in computing basic and diluted net
   loss per common share                                                  13,156,401      6,315,639    10,848,463    5,075,721
                                                                         =====================================================

Basic and diluted net loss per common share                                   $(0.86)        $(0.48)       $(1.79)      $(1.64)
                                                                         =====================================================


         We have excluded all convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by the Company from the calculation of diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total numbers of shares excluded from the calculation of diluted loss per share are as follows:

                                                                          THREE MONTHS ENDED JUNE 30,  NINE MONTHS ENDED JUNE 30,
                                                                              1999         1998           1999          1998
                                                                              ----         ----           ----          ----
Shares issuable under stock options                                        7,060,349      1,074,036     3,864,763       656,849
Shares of unvested stock subject to repurchase                             8,694,903     12,663,488     8,734,315    13,497,588
Shares issuable pursuant to warrants to purchase common and
  convertible preferred stock                                                449,365              -       149,788             -
Shares of convertible preferred stock on an "as if converted" basis       17,256,873     17,711,976    17,649,075    17,168,537


         The weighted-average exercise price of stock options outstanding was $5.33 and $0.62 as of June 30, 1999 and 1998,
respectively. The weighted average purchase price of unvested stock was $0.70 and $0.04 as of June 30, 1999 and 1998, respectively. The weighted average exercise price of warrants was $3.18 and $3.29 as of June 30, 1999 and 1998, respectively.

Note 3.  Comprehensive Income

         In fiscal 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The components of comprehensive income (loss) for the three and nine months ended June 30, 1999 and 1998 were as follows (in thousands):

                                                                          THREE MONTHS ENDED JUNE 30,  NINE MONTHS ENDED JUNE 30,
                                                                              1999         1998        1999          1998
                                                                              ----         ----        ----          ----
Net loss                                                                  $(11,293)      $(3,027)    $(19,421)      $(8,326)
Unrealized gain (loss) on securities                                             5             6          (75)            6
Foreign currency translation adjustments                                        17             -            1             -
                                                                          ===================================================

Comprehensive loss                                                        $(11,271)      $(3,021)    $(19,495)      $(8,320)
                                                                          ===================================================

Tax effects of comprehensive income (loss) are not considered material.

The components of accumulated other comprehensive income (loss) at June 30, 1999 and September 30, 1998 were as follows (in thousands):

                                                   JUNE 30,    SEPTEMBER 30,
                                                    1999           1998
                                                    ----           ----
Unrealized gain (loss) on securities               $(14)           $61
Foreign currency translation adjustments              1              -
                                                   ===================

Accumulated other comprehensive income (loss)      $(13)           $61
                                                   ===================

Note 4.   Initial Public Offering

         On June 28, 1999 the Company completed an initial public offering in which it sold 5,750,000 shares of Common Stock, including 750,000 shares in connection with the exercise of the underwriters' over-allotment option, at $23 per share. The Company received $121.1 million in cash, net of underwriting discounts, commissions and other offering costs. The net proceeds were predominately held in a money market fund at June 30, 1999. Upon the closing of the offering, all of the Company's preferred stock, par value $0.002 per share, automatically converted into an aggregate of 17,845,176 shares of Common Stock. Concurrent with the offering the Company also sold 7,200 shares of common stock to its Canadian employees at $23 per share.

Note 5.  Deferred Stock-Based Compensation

         The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through June 30, 1999, the Company recorded deferred stock-based compensation of $38,401,000 for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally 4 years.

Note 6.  Line of Credit

         In May 1999, the Company entered into a credit agreement with a bank, which expires in March 2000 and is collateralized by certain assets of the Company. Under the provisions of the credit agreement, the Company may borrow up to $7.0 million on a revolving line of credit at the Prime Rate. At June 30, 1999 there were no amounts outstanding under the revolving line of credit.

Note 7.  Recent Pronouncements

         In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation, and major customers. Management is in the process of evaluating the financial reporting impact of this pronouncement. The Company will provide the appropriate disclosures under SFAS No. 131 as of September 30, 1999.

         In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001 in accordance with SFAS No. 137, which delays the required implementation of SFAS No. 133 for one year.

         In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. The Company does not expect SOP 98-1 to have a material effect on its financial position, results of operations or cash flows. The Company will adopt SOP 98-1 in fiscal 2000.

         In December 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which amends SOP 97-2, Software Revenue Recognition, and supercedes SOP 98-4. The Company will adopt SOP 98-9 in fiscal 2000. We are evaluating the requirements of SOP 98-9 and the effects, if any, on our current revenue recognition policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward- looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Risk Factors" and the risks discussed in our other Securities Exchange Commission ("SEC") filings, including our Registration Statement on Form S-1 declared effective on June 22, 1999 by the SEC (File No. 333-76953).

OVERVIEW

         Ariba is a leading provider of Internet-based business to business electronic commerce solutions for operating resources. We were founded in September 1996 and from that date through March 1997 were in the development stage, conducting research and developing our initial products. In March 1997, we began selling our Ariba ORMS products and related services and currently market them primarily in the United States, Europe, Canada and Asia through our direct sales force.

         Through June 30, 1999, our revenues have been principally derived from licenses of our Ariba ORMS products, maintenance and support contracts and from the delivery of implementation consulting and training services. Customers who license our Ariba ORMS products also generally purchase maintenance contracts which provide software upgrades, technical support and connectivity to the Ariba Network over a stated term, which is usually a twelve month period. Customers may purchase implementation services from us, but we expect to increasingly rely on third-party consulting organizations to deliver these services directly to our customers. We also offer fee-based training services to our customers.

         Although revenues consistently increased from quarter to quarter, we incurred significant costs to develop our technology and products and to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments. As a result, we incurred significant losses since inception, and, as of June 30, 1999, had an accumulated deficit of $35.1 million. We believe our success is contingent on increasing our customer base, developing our Ariba ORMS products and developing the Ariba Network. We intend to continue to invest heavily in sales, marketing, research and development, and to a lesser extent, support infrastructure. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

         We had 348 full-time employees as of June 30, 1999 and intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth and increased demand, we must invest in and implement scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect future expansion to continue to challenge our ability to hire, train, manage and retain our employees.

         In connection with the granting of stock options to our employees, we recorded deferred stock-based compensation totaling approximately $38.4 million as of June 30, 1999. This amount represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. During fiscal 1998, we recorded $830,000 of related stock-based compensation amortization expense and, during the nine months ended June 30, 1999, we recorded $8.7 million of related stock-based compensation amortization expense. As of June 30, 1999, we had an aggregate of $28.9 million of related deferred compensation to be amortized. The amortization of stock-based compensation is classified as a separate component of operating expenses in our condensed consolidated statement of operations.

         Our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our quarterly operating results are expected to vary significantly from quarter to quarter and are difficult or impossible to predict. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early state of development, particularly companies in new and rapidly evolving markets. We may not be successful in addressing such risks and difficulties. Although we have experienced significant percentage growth in revenues in recent periods, we do not believe that prior growth rates are sustainable or indicative of future operating results.

RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q which, in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Registration Statement.

                                                                    Three Months                             Nine Months
                                                                   Ended June 30,                          Ended June 30,
                                                       ----------------------------------          ------------------------------
                                                            1999                  1998                 1999               1998
                                                       -------------         ------------          -------------      -----------
Revenues:
  License                                                    54.1%                 68.7%                60.0%               68.0%
  Maintenance and service                                    45.9                  31.3                 40.0                32.0
                                                       -------------         ------------          -------------      -----------
     Total revenues                                         100.0                 100.0                100.0               100.0
                                                       -------------         ------------          -------------      -----------
Cost of revenues:
  License                                                     2.8                   3.5                  2.1                 2.8
  Maintenance and service                                    17.8                  14.7                 16.4                23.7
                                                       -------------         ------------          -------------      -----------
     Total cost of revenues                                  20.6                  18.2                 18.5                26.5
                                                       -------------         ------------          -------------      -----------
Gross profit                                                 79.4                  81.8                 81.5                73.5
Operating expenses:
  Sales and marketing                                        82.4                 123.4                 74.7               173.3
  Research and development                                   29.1                  48.6                 25.9                85.9
  General and administrative                                 20.1                  22.4                 18.0                38.9
  Amortization of stock-based compensation                   44.4                  16.4                 33.0                13.1
                                                       -------------         ------------          -------------      -----------
     Total operating expenses                               176.0                 210.8                151.6               311.2
                                                       -------------         ------------          -------------      -----------
Loss from operations                                        (96.6)               (129.0)               (70.1)             (237.7)
Other income, net                                             1.7                   6.1                  1.4                11.4
                                                       =============         ============          =============      ===========
Net loss                                                    (94.9)%              (122.9)%              (68.7)%            (226.3)%
                                                       =============         ============          =============      ===========

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUE

         LICENSE. License revenues for the quarter ended June 30, 1999 were $6.4 million, a 280% increase over license revenues of $1.7 million for the quarter ended June 30, 1998. This increase was primarily attributable to increased market acceptance of our product, an increase in sales to new customers resulting from increased headcount in our sales force and the commencement of international operations.

         MAINTENANCE AND SERVICE. Maintenance and service revenues for the quarter ended June 30, 1999 were $5.5 million, a 608% increase over maintenance and service revenues of $770,000 for the quarter ended June 30, 1998. This increase was primarily attributable to the increased licensing activity described above, which has resulted in increased revenues from customer implementations and maintenance contracts, and to a lesser extent, accelerated customer implementations and renewals of recurring maintenance.

         During the quarters ended June 30, 1999 and June 30, 1998, two and four customers accounted for more than 10% of total revenues, respectively. Revenues from international sales were $2.5 million in the quarter ended June 30, 1999 and were insignificant for the quarter ended June 30, 1998. Our international revenues were derived from sales in Canada and Europe.

COST OF REVENUES

         LICENSE. Cost of license revenues were $331,000 in the quarter ended June 30, 1999, an increase of 280% over cost of license revenues of $87,000 for the quarter ended June 30, 1998. The increase in the cost of license revenues was primarily attributable to royalties due to third parties for integrated technology.

         MAINTENANCE AND SERVICE. Cost of maintenance and service revenues were $2.1 million in the quarter ended June 30, 1999, an increase of 484% over cost of maintenance and service revenues of $362,000 for the quarter ended June 30, 1998. Our cost of maintenance and service revenues includes salaries and related expenses for our customer support, implementation and training services organizations, costs of third parties contracted to provide consulting services to customers and an allocation of our facilities, communications and depreciation expenses. The increase was primarily attributable to personnel costs associated with increases in the number of implementation, training and technical support personnel.

OPERATING EXPENSES

         SALES AND MARKETING. During the quarter ended June 30, 1999, sales and marketing expenses were $9.8 million, an increase of 222% over sales and marketing expenses of $3.0 million for the quarter ended June 30, 1998. The increase was primarily attributable to increased sales commissions as a result of increased sales, an increase in the number of sales and marketing employees, expanded marketing programs for trade shows and customer advisory council meetings and the expansion of our corporate headquarters and international sales offices. We believe these expenses will continue to increase in absolute dollar amounts in future periods as we expect to continue to expand our sales and marketing efforts.

         RESEARCH AND DEVELOPMENT. During the quarter ended June 30, 1999, research and development expenses were $3.5 million, an increase of 189% over research and development expenses of $1.2 million for the quarter ended June 30, 1998. The increase was primarily attributable to increases in the number of research and development personnel. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollar amounts in future periods.

          GENERAL AND ADMINISTRATIVE. During the quarter ended June 30, 1999, general and administrative expenses were $2.4 million, an increase of 335% over general and administrative expenses of $551,000 for the quarter ended June 30, 1998. The increase was primarily attributable to an increase in the number of finance, accounting, legal, human resources and information technology personnel, an increase in fees paid to outside professional service providers and increased facility costs. We believe general and administrative expenses will increase in absolute dollars, as we expect to add personnel to support our expanding operations, and to incur additional costs related to the growth of our business.

         AMORTIZATION OF STOCK-BASED COMPENSATION. During the quarter ended June 30, 1999, amortization of stock-based compensation increased to $5.3 million from $404,000 for the quarter ended June 30, 1998. Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date certain stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. As of June 30, 1999, we had an aggregate of $29.3 million of deferred compensation to be amortized.

OTHER INCOME, NET

         Other income, net consists of interest income, interest expense and other non-operating expenses. During the quarter ended June 30, 1999, other income, net was $197,000, an increase of 30% over other income, net of $151,000 for the quarter ended June 30, 1998. This increase is primarily attributable to interest income resulting from higher average cash balances during the more recent period.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUE

         LICENSE. License revenues increased 578% to $16.9 million for the nine months ended June 30, 1999, from $2.5 million for the nine months ended June 30, 1998. This license revenue growth was primarily attributable to increased market acceptance of our product, an increase in sales to new customers resulting from increased headcount in our sales force and the commencement of international operations.

         MAINTENANCE AND SERVICE. Maintenance and service revenues increased 859% to $11.3 million for the nine months ended June 30, 1999, from $1.2 million for the nine months ended June 30, 1998. The increase was primarily attributable to increased customer implementations and maintenance contracts resulting from our increased licensing activity, and to a lesser extent, to accelerated customer implementations and renewals of recurring maintenance.

         During the nine months ended June 30, 1999, one customer accounted for more than 10% of total revenues, and, in the nine months ended June 30, 1998, four customers accounted for more than 10% of total revenues. Revenues from international sales were $3.6 million for the nine months ended June 30, 1999, and were insignificant for the nine months ended June 30, 1998. Our international revenues were derived from sales in Canada and Europe.

COST OF REVENUES

         LICENSE. Cost of license revenues increased 459% to $581,000 for the nine months ended June 30, 1999, from $104,000 for the nine months ended June 30, 1998. This increase in the cost of license revenues was primarily attributable to royalties due to third parties for integrated technology.

         MAINTENANCE AND SERVICE. Cost of maintenance and service revenues increased 430% to $4.6 million for the nine months ended June 30, 1999, from $872,000 for the nine months ended June 30, 1998. The increase was primarily attributable to personnel costs associated with increases in the number of implementation, training and technical support personnel.

OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses increased 231% to $21.1 million for the nine months ended June 30, 1999, from $6.4 million for the nine months ended June 30, 1998. The increase was primarily attributable to increased sales commissions resulting from increased sales, an increase in the number of sales and marketing employees, expanded marketing programs for trade shows and customer advisory council meetings and the expansion of our corporate headquarters and international sales offices.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 131% to $7.3 million for the nine months ended June 30, 1999, from $3.2 million for the nine months ended June 30, 1998. The increase was primarily attributable to increases in the number of research and development personnel.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 256% to $5.1 million for the nine months ended June 30, 1999, from $1.4 million for the nine months ended June 30, 1998. The increase was primarily attributable to an increase in the number of finance, accounting, legal, human resources and information technology personnel, an increase in fees paid to outside professional service providers and increased facility costs.

         AMORTIZATION OF STOCK-BASED COMPENSATION. Amortization of stock-based compensation increased to $9.3 million for the nine months ended June 30, 1999, from $483,000 for the nine months ended June 30, 1998. Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date certain stock options were granted.

OTHER INCOME, NET

         Other income, net decreased to $384,000 for the nine months ended June 30, 1999, from $419,000 for the nine months ended June 30, 1998. This decrease results from higher interest expense during the recent period from capital equipment loans used to purchase computer equipment and office furniture and equipment. This decrease is partially offset by interest income resulting from higher average cash balances during the more recent period.

LIQUIDITY AND CAPITAL RESOURCES

         In June 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $121.1 million. Prior to the offering we had financed our operations through private sales of preferred stock, with net proceeds of $23.2 million, bank loans and equipment leases. As of June 30, 1999 we had outstanding lease liabilities of $1.4 million and we have a line of credit of $7.0 million that can be used for working capital purposes. At June 30, 1999 no amounts were outstanding under the line of credit. As of June 30, 1999, we had $150.7 million in cash, cash equivalents and short-term investments, and $122.3 million in working capital.

         Net cash provided by operating activities was $13.7 million for the nine months ended June 30, 1999. Net cash used in operating activities was $5.4 million for the nine months ended June 30, 1998. Net cash flows used in operating activities in each period reflect increasing net losses and, to a lesser extent, increases in accounts receivable. Net cash flows provided by operating activities in each period are attributed to deferred revenue from customer payments that were not recognized as revenue, amortization of stock-based compensation and by increases in accrued compensation and other accrued liabilities.

         Net cash used in investing activities was $5.0 million in the nine months ended June 30, 1999 and $5.6 in the nine months ended June 30, 1998. Cash used in investing activities reflects purchases of property and equipment and purchases of short-term investments in both periods, and proceeds from the sale of short-term investments in the nine months ended June 30, 1999.

         Net cash provided by financing activities was $126.9 million in the nine months ended June 30, 1999, primarily from the net proceeds of our initial public offering of $121.1 million, as well as exercises of employee stock options, offset by payments on capital lease obligations. Net cash provided by financing activities was $4.3 million in the nine months ended June 30, 1998, primarily from the net proceeds from private sales of preferred stock, as well as exercises of employee stock options, offset by payments on capital lease obligations.

         Capital expenditures, including capital leases, were $3.8 million in the nine months ended June 30, 1999 and $1.7 million in the nine months ended June 30, 1998. Our capital expenditures consisted of purchases of operating resources to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our capital expenditures will continue to increase in the future. Since inception, we have generally funded capital expenditures either through the use of working capital or with capital leases. In connection with the relocation of our headquarters, we have spent approximately $750,000 and expect to additionally spend from $11.0 to $13.0 million for computer and office equipment, furniture and fixtures and leasehold improvements because of the relocation. We will also need to purchase additional operating resources. We intend to use our revolving line of credit facility we established recently to finance these commitments.

         We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that the net proceeds from the sale of the common stock in our initial public offering will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next year. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

YEAR 2000 READINESS

          The "Year 2000 issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

         We have designed all of our products to be Year 2000 compliant when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are Year 2000 compliant. We continue to respond to customer questions about prior versions of our products on a case-by-case basis.

         Our definition of Year 2000 compliance is:

         - No value for current date will cause any interruption in operation;

         - Date-based functionality must behave consistently for dates prior to, during, and after year 2000;

         - In all interfaces and data storage, the century in any date must be specified either explicitly or by unambiguous algorithms or interfacing rules; and

         -        Year 2000 must be recognized as a leap year.

         We have initiated an assessment of our material internal information technology systems, including both our own software products and third party software and hardware technology. Despite significant testing by us and assurances from developers of critical products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions. We have not initiated an assessment of our non-information technology systems, although we have received a favorable assessment of the Year 2000 compliance of our new headquarters in Mountain View, California. We expect to complete testing of our information technology systems in 1999. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from these vendors that their systems are Year 2000 compliant. To date, we have received assurances from the vendors of our enterprise resource planning software and technology support software as to their Year 2000 compliance.

         We are not currently aware of any material operational issues or costs associated with preparing our internal information technology and non-information technology systems for the Year 2000. However, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal information technology and non-information technology systems, any of which could seriously harm our business. These include, without limitation, delay or loss of revenues, diversion of development resources, damage to our reputation, increased service and warranty costs, or liability from our customers. In addition, some commentators have predicted significant litigation against software vendors regarding Year 2000 compliance issues. Because of the unprecedented nature of any existing or future litigation, it is uncertain whether or to what extent we may be affected by it.

         We do not currently have any information concerning the Year 2000 compliance status of our customers. Our current or future customers may incur significant expenses to achieve Year 2000 compliance. If our customers are not Year 2000 compliant, they may experience material costs to remedy problems, or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate the budgets that current or potential customers could have for or delay purchases of our products and services. As a result, our business could be seriously harmed.

         We have funded our Year 2000 plan from operating cash flows and have not separately accounted for these costs in the past. To date, these costs have not been material. We will incur additional costs related to the Year 2000 plan for administrative personnel to manage the project, outside contractor assistance, technical support for our products, product engineering and customer satisfaction. In addition, we may experience material problems and costs with Year 2000 compliance that could seriously harm our business.

         We have not yet fully developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations, and based on the current results of our Year 2000 compliance assessment, we do not anticipate the need to do so. The cost of developing and implementing such a plan may itself be material. Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failure interruptions.

         Year 2000 issues affecting our business, if not adequately addressed by us, our third party vendors or suppliers or our customers, could have a number of "worst case" consequences. These include:

         - The inability of our customers to use our products and services to procure and manage their operating resources;

         - Claims from our customers asserting liability, including liability for breach of warranties related to the failure of our products and services to function properly, and any resulting settlements or judgments; and

         -        Our inability to manage our own business.


RISK FACTORS

         In addition to the other information in this Form 10-Q, the following risk factors should be considered carefully in evaluating our business and us:

RISKS RELATED TO OUR BUSINESS

         ARIBA IS AN EARLY-STAGE COMPANY. OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS.

         Ariba was founded in September 1996 and has a limited operating history. Our limited operating history makes an evaluation of our future prospects very difficult. We began shipping our first product, the Ariba Operating Resource Management System, or Ariba ORMS, in June 1997 and began to operate the Ariba Network in April 1999. We will encounter risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. Many of these risks are described in more detail in this "Risk Factors" section. We may not successfully address any of these risks. If we do not successfully address these risks, our business would be seriously harmed.

         THE MARKET FOR OUR SOLUTIONS IS AT AN EARLY STAGE. WE NEED A CRITICAL MASS OF LARGE BUYING ORGANIZATIONS AND THEIR SUPPLIERS TO IMPLEMENT OUR SOLUTIONS.

         The market for Internet-based operating resource applications and services is at an early stage of development. Our success depends on a significant number of large buying organizations implementing Ariba ORMS and linking with suppliers over the Internet through the Ariba Network. The implementation of Ariba ORMS by large buying organizations is complex, time consuming and expensive. In many cases, these organizations must change established business practices and conduct business in new ways. Our ability to attract additional customers for our Ariba ORMS products will depend on using our existing customers as reference accounts. As of June 30, 1999, only 39 customers had licensed our Ariba ORMS solution. Accordingly, our operating resource solutions may not achieve significant market acceptance. Unless a critical mass of large buying organizations and their suppliers join the Ariba Network, our solutions may not achieve widespread market acceptance and our business would be seriously harmed.

         WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE.

         We incurred net losses of $4.7 million in fiscal 1997 and $11.0 million in fiscal 1998. As of June 30, 1999, we had an accumulated deficit of approximately $35.1 million. We expect to derive substantially all of our revenues for the foreseeable future from licensing Ariba ORMS. Although these revenues have grown in recent quarters, we may not be able to sustain these growth rates. In fact, we may not have any revenue growth, and our revenues could decline. Over the longer term, we expect to derive revenues from the Ariba Network, which is based on an unproven business model. Moreover, we expect to incur significant sales and marketing, research and development, and general and administrative expenses. In the future, we expect to incur substantial non-cash costs relating to the amortization of deferred compensation which will contribute to our net losses. As of June 30, 1999, we had an aggregate of $29.3 million of deferred compensation to be amortized.
As a result, we expect to incur significant losses for the foreseeable future.

         OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT. IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS OR INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECREASE SIGNIFICANTLY.

         Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance. Our operating results will likely fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock.

         Our quarterly operating results may vary depending on a number of factors, including:

         -        Demand for both Ariba ORMS and the Ariba Network;

         - Actions taken by our competitors, including new product introductions and enhancements;

         - Delays or reductions in spending for, or the implementation of, application software by our potential customers as companies attempt to stabilize their computer systems prior to January 1, 2000 in order to reduce the risk of computer system problems associated with the Year 2000;

         - Ability to scale our network and operations to support large numbers of customers, suppliers and transactions;

         - Ability to develop, introduce and market new products and enhancements to our existing products on a timely basis;

         -        Changes in our pricing policies or those of our competitors;

         - Ability to expand our sales and marketing operations, including hiring additional sales personnel;

         -        Size and timing of sales of our products and services;

         - Success in maintaining and enhancing existing relationships and developing new relationships with strategic partners, including systems integrators and other implementation partners;

         - Compensation policies that compensate sales personnel based on achieving annual quotas;

         -        Ability to control costs;

         -        Technological changes in our markets;

         - Deferrals of customer orders in anticipation of product enhancements or new products;

         -        Customer budget cycles and changes in these budget cycles; and

         -        General economic factors.

         Our quarterly revenues are especially subject to fluctuation because they depend on the sale of a small number of relatively large orders for our Ariba ORMS products and related services. As a result, our quarterly operating results may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. In many cases, we recognize revenues from product sales on a percentage of completion basis. Accordingly, our ability to recognize these revenues is subject to delays associated with our customers' ability to complete the implementation of Ariba ORMS in a timely manner. In some cases, we recognize revenues on a subscription basis over the life of the subscriptions specified in the contract, which is typically 12 months. Therefore, if we do not book a sufficient number of large orders in a particular quarter, our revenues in future periods could be lower than expected. We have not fully developed our business model for the Ariba Network. As this business model evolves, the potential for fluctuations in our quarterly results could increase. Furthermore, our quarterly revenues may be affected significantly by other revenue recognition policies and procedures. These policies and procedures may evolve or change over time based on applicable accounting standards and how these standards are interpreted.

         We plan to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new partnerships, make tenant improvements to our new facilities, increase our professional services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be even larger than expected.

         In addition, because our expense levels are relatively fixed in the near term and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results.

         WE EXPECT THAT OUR ARIBA ORMS SOLUTIONS WILL CONTINUE TO PROVIDE SUBSTANTIALLY ALL OF OUR REVENUES FOR THE FORESEEABLE FUTURE.

         Our Ariba ORMS products and related services accounted for all of our revenues in fiscal 1998 and for the nine months ended June 30, 1999. We anticipate that revenues from our Ariba ORMS products and related services will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, our Ariba ORMS solution, or its failure to achieve broad market acceptance, would seriously harm our business.

         IMPLEMENTATION OF OUR ARIBA ORMS SOLUTION BY LARGE CUSTOMERS IS COMPLEX, TIME CONSUMING AND EXPENSIVE. WE FREQUENTLY EXPERIENCE LONG SALES AND IMPLEMENTATION CYCLES.

         Ariba ORMS is an enterprise-wide solution that must be deployed with many users within a buying organization. Its implementation by large buying organizations is complex, time consuming and expensive. In many cases, our customers must change established business practices and conduct business in new ways. In addition, they must generally consider a wide range of other issues before committing to purchase our product, including product benefits, ease of installation, ability to work with existing computer systems, ability to support a larger user base, functionality and reliability. Furthermore, because we are one of the first companies to offer an Internet-based operating resource management system, many customers will be addressing these issues for the first time in the context of managing and procuring operating resources. As a result, we must educate potential customers on the use and benefits of our products and services. In addition, we believe that the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer organization. The implementation and deployment of our products requires a significant commitment of resources by our customers and third-party and/or our professional services organizations. Because we target large customers, our sales cycles range from four to 24 months and average approximately nine months.

         BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE PURCHASING NETWORKS, INCLUDING THE ARIBA NETWORK ARE AT AN EARLY STAGE OF DEVELOPMENT AND MARKET ACCEPTANCE

         We began operating the Ariba Network in April 1999. Broad and timely acceptance of the Ariba Network, which is critical to our future success, is subject to a number of significant risks. These risks include:

         - Operating resource management and procurement on the Internet is a new market;

         - Our network's ability to support large numbers of buyers and suppliers is unproven;

         - Our need to enhance the interface between our Ariba ORMS product and the Ariba Network;

         - Our need to significantly enhance the features and services of the Ariba Network to achieve widespread commercial acceptance of our network; and

         - Our need to significantly expand our internal resources to support planned growth of the Ariba Network.

         Although we expect to derive a significant portion of our long-term future revenue from the Ariba Network, we have not yet established our pricing and revenue model for the services associated with the Ariba Network. If we are unable to establish a pricing and revenue model acceptable to our customers, the Ariba Network may not be commercially successful. This would seriously harm our business, particularly if we experience a decline in the growth or growth rate of revenues from our Ariba ORMS solution.

         WE WILL RELY ON THIRD PARTIES TO EXPAND, MANAGE AND MAINTAIN THE COMPUTER AND COMMUNICATIONS EQUIPMENT AND SOFTWARE NEEDED FOR THE DAY-TO-DAY OPERATIONS OF THE ARIBA NETWORK.

         We will rely on several third parties to provide hardware, software and services required to expand, manage and maintain the computer and communications equipment and software needed for the day-to-day operations of the Ariba Network. Services provided by these parties will include managing the Ariba Network web server, maintaining communications lines and managing network data centers, which are the locations on our network where data is stored. If we are unable to contract successfully with third parties for these services, we would have to perform them ourselves. We may not successfully obtain or perform these services on a timely and cost effective basis. Since the installation of the computer and communications equipment and software needed for the day-to-day operations of the Ariba Network to a significant extent will be managed by third parties, we will be dependent on those parties to the extent that they manage, maintain and provide security for it.

         THE BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE INDUSTRY IS VERY COMPETITIVE AND WE FACE INTENSE COMPETITION FROM MANY PARTICIPANTS IN THIS INDUSTRY. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS WILL BE SERIOUSLY HARMED.

         The market for our solution is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We primarily encounter competition with respect to different aspects of our solution from Captura Software, Clarus, Commerce One, Concur Technologies, Extensity, GE Information Services, Intellysis, Netscape Communications and TRADE'ex Electronic Commerce Systems. We also encounter competition from several major enterprise software developers, such as Oracle, PeopleSoft and SAP. In addition, because there are relatively low barriers to entry in the operating resource management software market, we expect additional competition from other established and emerging companies, as the operational resource management software market continues to develop and expand. For example, third parties that currently help implement Ariba ORMS could begin to market products and services that compete with our own. We could also face competition from new companies who introduce an Internet-based operating resource management solution.

         Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than us, significantly greater name recognition and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations.

         We may not be able to compete successfully against our current and future competitors.

         WE EXPECT REVENUES FROM ARIBA ORMS TO BE CONCENTRATED IN A RELATIVELY SMALL NUMBER OF CUSTOMERS.

         In fiscal 1998, five customers accounted for more than 10% of our total revenues and, in the nine months ended June 30, 1999, one customer accounted for more than 10% of our total revenues. We may continue to derive a significant portion of our revenues from a relatively small number of customers in the future.

         WE RELY ON THIRD PARTIES TO IMPLEMENT ARIBA ORMS.

         We rely, and expect to rely increasingly, on a number of third parties to implement Ariba ORMS at customer sites. If we are unable to establish and maintain effective, long-term relationships with our implementation providers, or if these providers do not meet the needs or expectations of our customers, our business would be seriously harmed. This strategy will also require that we develop new relationships with additional third-party implementation providers to provide these services if the number of Ariba ORMS implementations continues to increase. Our current implementation partners are not contractually required to continue to help implement Ariba ORMS. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support our needs. If these resources are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet our customers' implementation needs. A number of our competitors, including Oracle, SAP and PeopleSoft, have significantly more well-established relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors' products and services rather than our own. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

         WE DEPEND ON SUPPLIERS FOR THE SUCCESS OF THE ARIBA NETWORK.

         We expect to depend on suppliers joining the Ariba Network. Any failure of suppliers to join the Ariba Network in sufficient and increasing numbers would make our network less attractive to buyers and consequently other suppliers. In order to provide buyers on the Ariba Network an organized method for accessing operating resources, we rely on suppliers to maintain web-based catalogs, indexing services and other content aggregation tools. Our inability to access and index these catalogs and services would result in our customers having fewer products and services available to them through our solution, which would adversely affect the perceived usefulness of the Ariba Network.

         WE DEPEND ON THE INTRODUCTION OF NEW VERSIONS OF ARIBA ORMS AND ON ENHANCING THE FUNCTIONALITY AND SERVICES OFFERED BY THE ARIBA NETWORK.

         If we are unable to develop new software products or enhancements to our existing products on a timely and cost-effective basis, or if new products or enhancements do not achieve market acceptance, our business would be seriously harmed. The life cycles of our products are difficult to predict because the market for our products is new and emerging, and is characterized by rapid technological change, changing customer needs and evolving industry standards. The introduction of products employing new technologies and emerging industry standards could render our existing products or services obsolete and unmarketable.

         To be successful, our products and services must keep pace with technological developments and emerging industry standards, address the ever-changing and increasingly sophisticated needs of our customers and achieve market acceptance.

         In developing new products and services, we may:

         - Fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner;

         - Encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of our existing products and services;

         - Experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services; or

         - Fail to develop new products and services that adequately meet the requirements of the marketplace or achieve market acceptance.

         IF WE FAIL TO RELEASE OUR PRODUCTS IN A TIMELY MANNER, OR IF OUR PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

         We may fail to introduce or deliver new potential offerings on a timely basis or at all. In the past, we have experienced delays in the commencement of commercial shipments of our new releases. If new releases or potential new products are delayed or do not achieve market acceptance, we could experience a delay or loss of revenues and customer dissatisfaction. Customers may delay purchases of Ariba ORMS in anticipation of future releases. If customers defer material orders of Ariba ORMS in anticipation of new releases or new product introductions, our business would be seriously harmed.

         NEW VERSIONS AND RELEASES OF ARIBA ORMS MAY CONTAIN ERRORS OR
         DEFECTS.

         Ariba ORMS is complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of our products. We have in the past discovered software errors in our new releases and new products after their introduction. In the past, we discovered problems with respect to the ability of software written in Java to scale to allow for large numbers of concurrent users of Ariba ORMS. We have experienced delays in release, lost revenues and customer frustration during the period required to correct these errors. We may in the future discover errors, including Year 2000 errors and additional scalability limitations, in new releases or new products after the commencement of commercial shipments. In addition, a delay in the commercial release of the next version of Ariba ORMS could also slow the growth of the Ariba Network.

         WE COULD BE SUBJECT TO POTENTIAL PRODUCT LIABILITY CLAIMS AND THIRD PARTY LIABILITY CLAIMS RELATED TO PRODUCTS AND SERVICES PURCHASED THROUGH THE ARIBA NETWORK.

         Our customers use our products and services to manage their operating resources. Any errors, defects or other performance problems could result in financial or other damages to our customers. A product liability claim brought against us, even if not successful, would likely be time consuming and costly and could seriously harm our business. Although our customer license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions.

         We plan to have the Ariba Network provide our customers with indices of products that can be purchased from suppliers participating in the Ariba Network. The law relating to the liability of providers of listings of products and services sold over the Internet for errors, defects or other performance problems with respect to those products and services is currently unsettled. We will not pre-screen the types of products and services that may be purchased through the Ariba Network. Some of these products and services could contain performance or other problems. We may not successfully avoid civil or criminal liability for problems related to the products and services sold through the Ariba Network. Any claims or litigation could still require expenditures in terms of management time and other resources to defend ourselves. Liability of this sort could require us to implement measures to reduce our exposure to this liability, which may require us, among other things, to expend substantial resources or to discontinue certain product or service offerings or to take precautions to ensure that certain products and services are not available through the Ariba Network.

         OUR SUCCESS DEPENDS ON RETAINING OUR CURRENT KEY PERSONNEL AND ATTRACTING ADDITIONAL KEY PERSONNEL, PARTICULARLY IN THE AREAS OF DIRECT SALES AND RESEARCH AND DEVELOPMENT.

         Our future performance depends on the continued service of our senior management, product development and sales personnel, in particular Keith Krach, our President and Chief Executive Officer. None of these persons, including Mr. Krach, is bound by an employment agreement, and we do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. Our future success also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. We are particularly dependent on hiring additional personnel to increase our direct sales and research and development organizations. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

         IF THE PROTECTION OF OUR INTELLECTUAL PROPERTY IS INADEQUATE, OUR COMPETITORS MAY GAIN ACCESS TO OUR TECHNOLOGY, AND WE MAY LOSE CUSTOMERS.

         We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark laws.

         We license rather than sell Ariba ORMS and require our customers to enter into license agreements, which impose restrictions on their ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot assure you that any of our proprietary rights with respect to the Ariba Network will be viable or of value in the future because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

         We have no patents, and none may be issued from our existing patent application. Our future patents, if any, may be successfully challenged or may not provide us with any competitive advantages. We may not develop proprietary products or technologies that are patentable.

         Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or our other intellectual property.

         There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. It is possible that in the future, third parties may claim that we or our current or potential future products infringe their intellectual property. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

         We must now, and may in the future have to, license or otherwise obtain access to intellectual property of third parties. For example, we are currently dependent on developers' licenses from enterprise resource planning, database, human resource and other system software vendors in order to ensure compliance of our Ariba ORMS products with their management systems. We may not be able to obtain any required third party intellectual property in the future.

         IN ORDER TO MANAGE OUR GROWTH AND EXPANSION, WE WILL NEED TO IMPROVE AND IMPLEMENT NEW SYSTEMS, PROCEDURES AND CONTROLS.

         We have recently experienced a period of significant expansion of our operations that has placed a significant strain upon our management systems and resources. If we are unable to manage our growth and expansion, our business will be seriously harmed. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. We also plan to expand the geographic scope of our customer base and operations. This expansion has resulted and will continue to result in substantial demands on our management resources. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force. We are currently implementing new systems to manage our financial and human resources infrastructure. We may encounter difficulties in transitioning to the new enterprise resource planning software system. Even after we implement this system, our personnel, systems, procedures and controls may be inadequate to support our future operations.

         OUR BUSINESS COULD BE ADVERSELY AFFECTED IF THE SYSTEMS WE USE ARE NOT YEAR 2000 COMPLIANT OR IF OUR CUSTOMERS OR POTENTIAL CUSTOMERS ALTER THEIR PURCHASING PATTERNS AS A RESULT OF THE YEAR 2000 PROBLEM.

         The risks posed by Year 2000 issues could adversely affect our business in a number of significant ways. Although we believe that our internally developed systems and technology are Year 2000 compliant, our information technology systems nevertheless could be substantially impaired or cease to operate due to Year 2000 problems. Additionally, we rely on information technology supplied by third parties, and our participating sellers also are heavily dependent on information technology systems and on their own third-party vendor systems. Year 2000 problems experienced by us or any of these third parties could materially adversely affect our business. Additionally, the Internet could face serious disruptions arising from the Year 2000 problem.

         Many of our customers and potential customers have implemented policies that prohibit or strongly discourage making changes or additions to their internal computer systems until after January 1, 2000. We will experience fewer sales if potential customers who might otherwise purchase our Ariba ORMS product delay the purchase and implementation of Ariba ORMS until after January 1, 2000 in an effort to stabilize their internal computer systems in order to cope with the Year 2000 problem or because their information technology budgets have been diverted to address Year 2000 issues. If our potential customers delay purchasing or implementing Ariba ORMS in preparation for the Year 2000 problem, our business would be seriously harmed. In addition, because the revenues from some of our customers are recognized on a percentage of completion basis, any implementation delays by these customers caused by their needs to address Year 2000 issues will defer our ability to recognize this revenue.

         We cannot guarantee that any of our participating sellers or other Internet vendors will be Year 2000 compliant in a timely manner, or that there will not be significant interoperability problems among information technology systems. We also cannot guarantee that buyers and suppliers will be able to utilize the Ariba Network without serious disruptions arising from the Year 2000 problem. Given the pervasive nature of the Year 2000 problem, we cannot guarantee that disruptions in other industries and market segments will not adversely affect our business. Moreover, the costs related to Year 2000 compliance, which thus far have not been material, could ultimately be significant. In the event that we experience disruptions as a result of the Year 2000 problem, our business could be seriously harmed.

         IF WE EXPAND OUR INTERNATIONAL SALES AND MARKETING ACTIVITIES, OUR BUSINESS WILL BE SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

         To be successful, we believe we must expand our international operations and hire additional international personnel. Therefore, we expect to commit significant resources to expand our international sales and marketing activities. If successful, we will be subject to a number of risks associated with international business activities. These risks generally include:

         -        Currency exchange rate fluctuations;

         -        Seasonal fluctuations in purchasing patterns;

         -        Unexpected changes in regulatory requirements;

         -        Tariffs, export controls and other trade barriers;

         - Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

         - Difficulties in managing and staffing international operations;

         - Potentially adverse tax consequences, including restrictions on the repatriation of earnings;

         -        The burdens of complying with a wide variety of foreign laws;

         - The risks related to the recent global economic turbulence and adverse economic circumstances in Asia; and

         -        Political instability.

         WE MAY NEED TO MAKE ACQUISITIONS IN ORDER TO REMAIN COMPETITIVE IN OUR MARKET. OUR BUSINESS COULD BE ADVERSELY AFFECTED AS A RESULT OF ANY OF THESE FUTURE ACQUISITIONS.

         In order to remain competitive, we may find it necessary to acquire additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition, or integrate the acquired business, products or technologies into our existing business and operations. Further, completing a potential acquisition and integrating an acquired business will cause significant diversions of management time and resources. If we consummate one or more significant acquisitions in which the consideration consists of stock or other securities, our equity could be significantly diluted. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, to consummate any acquisition. Acquisition financing may not be available on favorable terms, or at all. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would seriously harm our business.

         IN THE FUTURE WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN ORDER TO REMAIN COMPETITIVE IN THE BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE INDUSTRY. THIS CAPITAL MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

         We expect that the net proceeds from our stock offering will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

         OUR STOCK PRICE IS VOLATILE

         The market price of the common stock may decrease significantly in response to the following factors, some of which are beyond our control:

         -        Variations in our quarterly operating results;

         - Changes in securities analysts' estimates of our financial performance;

         - Announcements that our revenue or income are below analysts' expectations;

         - Changes in analysts' estimates of our performance or industry performance;

         -        Changes in market valuations of similar companies;

         -        Sales of large blocks of our common stock;

         - The termination on October 21, 1999 or earlier of the "lock up" period during which Ariba's principal stockholders, directors, officers and other employees are not permitted to sell Ariba common stock they acquired before the public offering;

         - Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

         - Loss of a major customer or failure to complete significant license transactions;

         -        Additions or departures of key personnel; and

         - Fluctuations in stock market price and volume, which are particularly common among highly volatile securities of software and Internet-based companies.

         WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO OUR EXPECTED STOCK PRICE VOLATILITY.

         In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business.

         WE HAVE IMPLEMENTED CERTAIN ANTI-TAKEOVER PROVISIONS THAT COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

         Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

         OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS CONTROL ARIBA AND COULD LIMIT THE ABILITY OF OUR OTHER STOCKHOLDERS TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER TRANSACTIONS SUBMITTED FOR A VOTE OF OUR STOCKHOLDERS.

         Our executive officers, directors and principal stockholders beneficially own, in the aggregate, approximately 56% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions which could have the effect of delaying or preventing a third party from acquiring control over us.

RISKS RELATED TO THE INTERNET INDUSTRY

         WE DEPEND ON INCREASING USE OF THE INTERNET AND ON THE GROWTH OF ELECTRONIC COMMERCE. IF THE USE OF THE INTERNET AND ELECTRONIC COMMERCE DO NOT GROW AS ANTICIPATED, OUR BUSINESS WILL BE SERIOUSLY HARMED.

         The Ariba Network depends on the increased acceptance and use of the Internet as a medium of commerce. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

         Our business would be seriously harmed if:

         - Use of the Internet and other online services does not continue to increase or increases more slowly than expected;

         - The technology underlying the Internet and other online services does not effectively support any expansion that may occur; or

         - The Internet and other online services do not create a viable commercial marketplace, inhibiting the development of electronic commerce and reducing the need for our products and services.

         WE DEPEND ON THE ACCEPTANCE OF THE INTERNET AS A COMMERCIAL MARKETPLACE AND THIS ACCEPTANCE MAY NOT OCCUR ON A TIMELY BASIS.

         The Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons. These include:

         - Potentially inadequate development of the necessary communication and computer network technology, particularly if rapid growth of the Internet continues;

         - Delayed development of enabling technologies and performance improvements;

         - Delays in the development or adoption of new standards and protocols; and

         -        Increased governmental regulation.

         SECURITY RISKS AND CONCERNS MAY DETER THE USE OF THE INTERNET FOR CONDUCTING ELECTRONIC COMMERCE.

         A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the web for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt the Ariba Network or make it inaccessible to customers or suppliers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as credit card numbers, security breaches, could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if we do not prevent them.

         THE ARIBA NETWORK MAY EXPERIENCE PERFORMANCE PROBLEMS OR DELAYS AS A RESULT OF HIGH VOLUMES OF TRAFFIC.

         The Ariba Network is currently operating on a limited basis. If the volume of traffic on the web site for the Ariba Network increases, the Ariba Network may in the future experience slower response times or other problems. In addition, users will depend on Internet service providers, telecommunications companies and the efficient operation of their computer networks and other computer equipment for access to the Ariba Network. Each of these has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any delays in response time or performance problems could cause users of the Ariba Network to perceive this service as not functioning properly and therefore cause them to use other methods to procure their operating resources.

         INCREASING GOVERNMENT REGULATION COULD LIMIT THE MARKET FOR, OR IMPOSE SALES AND OTHER TAXES ON THE SALE OF, OUR PRODUCTS AND SERVICES OR ON PRODUCTS AND SERVICES PURCHASED THROUGH THE ARIBA NETWORK.

         As Internet commerce evolves, we expect that federal, state or foreign agencies will adopt regulations covering issues such as user privacy, pricing, content and quality of products and services. It is possible that legislation could expose companies involved in electronic commerce to liability, which could limit the growth of electronic commerce generally. Legislation could dampen the growth in Internet usage and decrease its acceptance as a communications and commercial medium. If enacted, these laws, rules or regulations could limit the market for our products and services.

         We do not collect sales or other similar taxes in respect of goods and services purchased through the Ariba Network. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies like us that engage in or facilitate electronic commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services over the Internet. These proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from such activities. Moreover, a successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of goods and services through the Ariba Network could seriously harm our business.

         Legislation limiting the ability of the states to impose taxes on Internet-based transactions has been proposed in the U.S. Congress. This legislation could ultimately be enacted into law or this legislation could contain a limited time period in which this tax moratorium will apply. In the event that the tax moratorium is imposed for a limited time period, legislation could be renewed at the end of this period. Failure to enact or renew this legislation could allow various states to impose taxes on electronic commerce, and the imposition of these taxes could seriously harm our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We develop products in the United States and market our products in North America, Europe and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in cash equivalents and short-term instruments. Due to the short-term nature of our cash equivalents and investments, we believe that there is no material risk exposure. Therefore, no quantitative tabular disclosures are required.

PART II
OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

(c)      Changes in Securities.

         During the quarter ended June 30, 1999 and prior to the closing of our initial public offering we granted options to purchase 3,575,083 shares of common stock to employees, consultants and other service providers of the Company under our 1999 Equity Incentive Plan and our 1996 Stock Plan.

         During the quarter ended June 30, 1999 and prior to the closing of our initial public offering employees, consultants and other service providers of the Company exercised options for 1,975,648 shares of common stock.

         On June 25, 1999 the Company issued 502,847 shares of common stock for no proceeds pursuant to the net exercise of a warrant previously issued and sold to Chevron Corporation.

         The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933 ("the Act") in reliance upon
Section 4(2) of the Act or Rule 701 promulgated under Section 3(b) of the Act.

(d)      Use of Proceeds.

         On June 28, 1999, Ariba completed the initial public offering of its common stock, The managing underwriters in the offering were Morgan Stanley Dean Witter, Dain Rauscher Wessels (a division of Dain Rausher Incorporated), Deutsche Blanc Alex. Brown and Merrill Lynch & Company. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-76953). The Securities and Exchange Commission declared the Registration Statement effective on June 22, 1999.

         The offering commenced on June 23, 1999 and terminated on June 28, 1999 after we had sold all of the 5,750,000 shares of common stock registered under the Registration Statement (including 750,000 shares sold in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $23 per share for an aggregate initial public offering of $132,250,000.

         We paid a total of $9,258,000 in underwriting discounts and commissions. In addition, the following table sets forth the estimated costs and expenses, other than underwriting discounts and commissions, incurred in connection with the offering. None of the amounts shown was paid directly or indirectly to any director, officer, general partner of Ariba or their associates, persons owning 10 percent or more of any class of equity securities of Ariba or an affiliate of Ariba.

SEC registration fee                                   $35,200
NASD fee                                                13,150
Nasdaq National Market initial listing fee              95,000
Printing and engraving                                 470,000
Legal fees and expenses                                475,000
Accounting fees and expenses                           450,000
Blue sky fees and expenses                              10,000
Transfer agent fees                                     12,650
Miscellaneous                                          340,000
                                                    -----------
      Total                                         $1,901,000
                                                    ===========

         After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to Ariba from the offering were approximately $121.1 million. The net proceeds were predominately held in a money market fund at June 30, 1999.

         Concurrent with the offering we also sold 7,200 shares of common stock to our Canadian employees at $23 per share. The offering costs associated with the offering of shares to our Canadian employees were not material.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

         During the quarter ended June 30, 1999, the Company submitted four matters to its stockholders by written consent in lieu of a stockholders meeting:

         On April 7, 1999, prior to the Company's initial public offering, the Company's stockholders approved an amendment and restatement of the Company's Certificate of Incorporation, which, among other things, eliminated provisions contained therein allowing the holders of the Company's Preferred Stock to redeem their stock in certain situations. Stockholders holding 12,515,588 shares (on an as if converted into Common Stock basis) or 61% of the shares outstanding at that time, consented to the foregoing.

         On April 20, 1999, prior to the Company's initial public offering, the Company's stockholders approved an amendment to the Company's 1996 Stock Plan, which amendment increased the number of shares reserved for issuance under the plan by 1,300,000 shares. Stockholders holding 11,983,210 shares (on an as if converted into Common Stock basis) or 57% of the shares outstanding at that time, consented to the foregoing.

         On April 28, 1999, prior to the Company's initial public offering, the Company's stockholders approved an amendment and restatement of the Company's Certificate of Incorporation, which, among other things, effected a two-for-one stock split of the Company's outstanding Common Stock. Stockholders holding 16,026,408 shares (on an as if converted into Common Stock basis) or 74% of the shares outstanding at that time, consented to the foregoing.

         On June 11, 1999, prior to the Company's initial public offering, the Company's stockholders approved (i) an amendment and restatement of the Company's Certificate of Incorporation filed following the closing of the initial public offering, which, among other things, increased the number of authorized shares of capital stock of the Company, eliminated the right of stockholders to take action by written consent, require the affirmative vote of 66-2/3% of the Company's voting stock to amend the Company's Certificate of Incorporation or for the stockholders to amend the Company's Bylaws, and divided the members of the Company's Board of Directors into three separate classes with the member or members of such classes serving staggered three-year terms; (ii) an amendment and restatement of the Company's bylaws, which, among other things, eliminated the stockholders' right to call a special meeting of the stockholders and provided for indemnification of officers and directors of the Company to the full extent authorized or permitted by under Delaware law; (iv) the adoption of the Company's 1999 Equity Incentive Plan; (v) the adoption of the Company's Employee Stock Purchase Plan; (vi) the adoption of the Company's 1999 Directors' Stock Option Plan; and (vii) a form of indemnification agreement to be entered into with each of the officers and directors of the Company. Stockholders holding 38,218,565 shares (on an as if converted into Common Stock basis) or 85% of the shares outstanding at that time, consented to the foregoing.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

              27.1 Financial Data Schedule.

(b) No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended June 30, 1999.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ARIBA, INC.

Date:    August 16, 1999            By: /s/ Edward P. Kinsey
                                       --------------------------------------
                                        Edward P. Kinsey
                                        Chief Financial Officer, Vice-President-
                                        Finance and Administration and Secretary
                                        (Principal Financial and and Accounting
                                        Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                                   EXHIBIT TITLE
-----------                                   -------------
27.1               Financial Data Schedule.
