Form 10-K
period 1999-09-30
ARIBA INC
filed 1999-12-23
CIK 1084755

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-26299
                            ------------------------

                                  ARIBA, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     77-0439730
    (State or other jurisdiction of            (IRS Employer Identification Number)
    incorporation or organization)

 1565 CHARLESTON ROAD, MOUNTAIN VIEW,                         94043
              CALIFORNIA                                    (Zip Code)
    (Address of principal executive
               offices)

                                 (650) 930-6200
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $0.002 par value
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

    As of November 30, 1999, there were 91,905,632 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on November 30, 1999) was approximately $6,675,558,578

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2000 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended September 30, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ARIBA, INC.
                                   FORM 10-K
                               SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

ITEM                                                                                  PAGE NO.
----                                                                                  --------
                                            PART I

1.                      Business....................................................      3
2.                      Properties..................................................     29
3.                      Legal Proceedings...........................................     29
4.                      Submission of Matters to a Vote of Security Holders.........     29
4A.                     Executive Officers of the Registrant........................     29

                                           PART II

5.                      Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................     31
6.                      Selected Consolidated Financial Data........................     33
7.                      Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     34
7A.                     Quantitative and Qualitative Disclosures About Market
                        Risk........................................................     45
8.                      Financial Statements and Supplementary Data.................     45
9.                      Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................     68

                                           PART III

10.                     Directors and Executive Officers of the Registrant..........     68
11.                     Executive Compensation......................................     68
12.                     Security Ownership of Certain Beneficial Owners and
                        Management..................................................     68
13.                     Certain Relationships and Related Transactions..............     68

                                           PART IV

14.                     Exhibits, Financial Statement Schedules and Reports on Form
                        8-K.........................................................     69

SIGNATURES..........................................................................     71

                                     PART I

ITEM 1. BUSINESS

    The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled "Risk Factors" and the risks discussed in our other Securities and Exchange Commission ("SEC") filings including our Registration Statement on Form S-1 declared effective on June 22, 1999 by the SEC (File No. 333-76953) and in our Form 10-Q filed
August 16, 1999.

OVERVIEW

    Ariba is a leading provider of Internet-based business-to-business electronic commerce solutions for operating resources. The Ariba Network is a single global business-to-business electronic commerce network that enables buyers and suppliers to automate business transactions on the Internet. Our Operating Resource Management System, the Ariba ORMS application, enables organizations to automate the procurement cycle within their "intranets," internal computer networks which are based on the Internet protocol, lowering the costs associated with operating resources and other materials. Since we began marketing the Ariba platform, it has been licensed by large, multinational industry leaders and public sector organizations including Andersen Consulting, Cisco Systems, Federal Express Corporation, Hewlett-Packard, Philips, U S WEST and Visa, among others.

    Our objective is to create the leading Internet-based business-to-business electronic commerce network platform. Our strategy to achieve this objective is to take advantage of the buying power of a large multinational customer base to attract leading operating resource suppliers to the Ariba Network. We believe a growing number of suppliers in the Ariba Network will in turn draw more buyers to our network. We also believe this growth cycle will help create a network effect, where the value to each participant in the network increases with the addition of each new participant, increasing the overall value of our Ariba solution.

    Ariba was incorporated in Delaware in September 1996. Our principal executive offices are located at 1565 Charleston Road, Mountain View, California 94043.

RECENT EVENTS

    On November 15, 1999, we signed a definitive agreement to acquire TradingDynamics, Inc., a leading provider of business-to-business Internet trading applications. The agreement is structured as a tax-free stock for stock merger and will be accounted for as a purchase transaction. We will issue stock worth approximately $500 million, based on current trading ranges, to TradingDynamics shareholders. We expect that the transaction will close in the quarter ending March 31, 2000. We have also entered into a loan agreement with TradingDynamics to loan TradingDynamics up to $2,000,000.

    On November 16, 1999, the Board of Directors authorized a two-for-one stock split of our common stock, to be effected in the form of a stock dividend. The stock split will be effected by distribution to each stockholder of record as of December 3, 1999 of one share of our common stock for each share of common stock held. The financial information included in this report has been restated to give effect to the stock split.

    On December 16, 1999, we signed a definitive agreement to acquire TRADEX Technologies, Inc., a leading provider of solutions for Net Markets. The agreement is structured as a stock-for-stock merger and will be accounted for as a purchase transaction. We will issue stock worth approximately $2 billion, based on current trading ranges, to TRADEX stockholders. We expect that the transaction will close in the quarter ending June 30, 2000.

INDUSTRY BACKGROUND

    GROWTH OF THE INTERNET AND BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE

    The Internet has emerged as the fastest growing communication medium in history. With over 97 million users at the end of 1998, growing to 320 million users by 2002, as estimated by International Data Corporation, the Internet is dramatically changing how businesses and individuals communicate and share information. The Internet has created new opportunities for conducting commerce, such as business-to-consumer and person-to-person electronic commerce. Recently, the widespread adoption of intranets and the acceptance of the Internet as a business communications platform has created a foundation for business-to-business electronic commerce that will enable organizations to streamline complex processes, lower costs and improve productivity.

    With this foundation, Internet-based business-to-business electronic commerce is poised for rapid growth and is expected to represent a significantly larger opportunity than business-to-consumer or person-to-person electronic commerce. According to Forrester Research, business-to-business electronic commerce is expected to grow from $43 billion in 1998 to $1.3 trillion in 2003, accounting for more than 90% of the dollar value of electronic commerce in the United States. This market is expected to create a substantial demand for Internet-based electronic commerce applications. According to International Data Corporation, the worldwide market for Internet-based electronic commerce procurement and order management applications alone is expected to experience tremendous growth, increasing from $187 million in 1998 to $8.5 billion in 2003.

    TRADITIONAL APPROACHES TO BUYING OPERATING RESOURCES

    Operating resources are the goods and services required to operate a company, ranging from significant items, such as information technology, telecommunications equipment and professional services, to recurring items, such as MRO (Maintenance, Repair and Operations) supplies, travel and entertainment expenses, and office equipment. Operating resource expenditures are distinct from manufacturing resource expenditures, such as raw materials and other costs of goods sold, and from human resource expenditures, such as wages, salaries and benefits. According to Killen & Associates, operating resource expenditures are often the largest segment of corporate expenditures, representing approximately 33% of an average company's total revenues.

    Today, most organizations buy operating resources through paper-based or semi-automated processes. These processes are costly, time consuming and complex and often include the re-keying of information, lengthy approval cycles and significant involvement of financial and administrative personnel. AMR estimates that the cost per procurement transaction ranges from $75 to $175, often exceeding the cost of the items being purchased. In addition, these time consuming processes often result in fulfillment delays to end-users, leading to productivity losses.

    Beyond the time and expense associated with manual processing costs, organizations suffer even greater costs when they cannot fully exploit procurement economies of scale. Most organizations lack the systems that enable them to monitor purchases and compile data necessary to negotiate better volume discounts with preferred suppliers. In addition, most organizations suffer from a problem known as "maverick buying," which occurs when personnel do not follow internal guidelines as to which suppliers to use for operating resource purchases. When preferred suppliers are not used, organizations pay a premium. AMR estimates that maverick buying accounts for one-third of operating resource expenditures, costing organizations a 15% to 27% premium on those purchases.

    Traditional procurement processes also result in missed revenue opportunities and additional costs to suppliers. When buyers are unable to channel purchases to preferred suppliers, these suppliers lose revenue. Suppliers also suffer from inefficient, error prone and manually-intensive order fulfillment processes. Many suppliers dedicate significant resources to the manual entry of information from faxed or phoned-in purchase orders and the manual processing of paper checks, invoices and ship notices. Suppliers also spend significant resources on customer acquisition and sales costs, including the production and distribution of paper catalogs. Without fully automated and integrated electronic commerce technologies, both buyers and suppliers incur substantial extraneous costs in conducting commerce.

    OPPORTUNITY FOR BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE SOLUTIONS

    Over the past 30 years, information technologies have brought automation to departmental operations such as manufacturing resource planning, financial management, sales force automation and human resource management. However, the information technology platforms that made departmental automation possible did not provide enterprise-wide connectivity within organizations or connectivity between organizations. Thus, the processes linking end-users to approvers and organizations to suppliers for operating resources are today largely paper-based. With the widespread implementation of intranets and the adoption of the Internet as a business communication platform, organizations can now automate enterprise-wide and inter-organizational commerce activities. The availability of this technology creates a significant market opportunity for Internet-based business-to-business electronic commerce solutions for operating resources.

    For buyers, a solution must include a user-friendly, intranet-based system that links end-users, approvers and administrative personnel with an integrated global network that connects buying organizations with suppliers. This system must be flexible enough to meet the unique business process requirements of large, multinational organizations and must be highly scalable, reliable and rapidly deployable. It must take advantage of an organization's existing investments in information technologies by working with and connecting to multiple financial, human resource and enterprise resource planning systems. The system must provide data reporting and analytical tools that enable analysis of end-user spending patterns and provide insight into savings opportunities. For suppliers, the solution must be easy to implement, based on open standards and build upon existing investments in on-line catalogs and order processing technologies. Additionally, the solution should offer suppliers the opportunity to expand their customer base by providing access to a critical mass of buyers. Addressing these requirements for both buyers and suppliers is critical to enabling full scale business-to-business electronic commerce for operating resources.

THE ARIBA NETWORK PLATFORM

    Ariba is a leading provider of Internet-based business-to-business electronic commerce solutions for operating resources. Our solution consists of two components, our intranet-based Ariba ORMS (Operating Resource Management System) network application and our Internet-based Ariba Network. Ariba ORMS is a robust, scalable and reliable network application that operates primarily within a buying organization's intranet. Ariba ORMS enables an organization to reduce processing costs and improve productivity by automating the procurement cycle and linking end-users throughout an organization with internal approvers and financial systems. Ariba ORMS also enables organizations to reduce the cost of operating resources by channeling purchases to preferred suppliers. The Ariba Network is a single global business-to-business electronic commerce network, enabling buyers and suppliers to automate transactions on the Internet. Together, Ariba ORMS and the Ariba Network combine intranet-based network applications with an Internet-based network to create a business-to-business electronic commerce platform benefiting both buyers and suppliers.

    We believe our solution provides the following benefits:

    BENEFITS TO BUYERS:

    SIGNIFICANTLY REDUCED PROCESSING COSTS AND INCREASED PRODUCTIVITY. By automating the operating resource procurement process, our Ariba ORMS solution allows organizations to achieve significant cost savings and productivity enhancements. Ariba ORMS enables an organization to streamline and automate complex and unusual business processes. Ariba ORMS also takes advantage of existing investments in financial, human resource and enterprise resource planning systems, which reduces or eliminates the need to manually enter data into these systems. As a result, our Ariba solution allows organizations to focus on value-added activities such as negotiating better discounts with preferred suppliers. Through our solution, end-users can order and receive requested items more quickly and with less effort, improving overall productivity.

    SUBSTANTIALLY REDUCED COSTS OF OPERATING RESOURCES. Our Ariba solution enables organizations to maximize procurement economies of scale, lowering the overall costs of operating resources. Ariba ORMS provides corporate-wide data analysis and reporting tools on buying patterns, enabling organizations to negotiate more favorable contracts with preferred suppliers. Our Ariba solution in turn routes transactions to these preferred suppliers automatically. Moreover, Ariba ORMS is accessible on every desktop, is easy-to-use and streamlines the procurement process. These benefits minimize the frustration to end-users that often results in maverick buying, further enabling organizations to take advantage of negotiated discounts with preferred suppliers.

    BENEFITS TO SUPPLIERS:

    INCREASED VOLUME AND REVENUE OPPORTUNITIES. Ariba ORMS and the Ariba Network enable buyers to channel spending to preferred suppliers, providing these suppliers the opportunity to increase revenues. The Ariba Network provides suppliers with greater access to new and existing customers through a global presence and availability 24 hours a day, seven days a week. In addition, by taking advantage of suppliers' web-based catalog capabilities, our solution enables suppliers to differentiate and market their goods and services in their preferred format.

    REDUCED SALES COSTS. The Ariba Network platform enables suppliers to reduce sales costs in several ways. By automating transactions, suppliers can reduce the costs associated with, and reduce the potential for error inherent in, paper-based ordering and payment processes. Product information can be distributed electronically, reducing the cost of printed product catalog distribution. In addition, suppliers can utilize their existing investments in electronic commerce systems, including catalogs and product web pages.

    We believe that the benefits of the Ariba Network platform will create a growth cycle that increases the value of the Ariba Network to both buyers and suppliers over time. As buyers benefit from the efficiencies of the Ariba solution, we believe suppliers will be drawn to the Ariba Network by the aggregated purchasing power of buyers using our network. As more suppliers offer products and services through the network, more buyers are encouraged to join our network.

THE ARIBA GROWTH STRATEGY

    Our objective is to create the leading Internet-based business-to-business electronic commerce network platform. Key elements of our strategy to achieve this objective include:

    TARGET LARGE MULTINATIONAL BUYERS IN A BROAD RANGE OF INDUSTRIES. We intend to continue to target large, multinational corporations and public sector institutions, benefiting from our first-mover advantage with many of these organizations. We believe these organizations will be the most likely early beneficiaries of an automated, reliable, robust and scalable procurement solution and can provide strong customer references. Furthermore, we believe the large spending power these organizations can channel through the Ariba Network will attract suppliers to the network. Finally, these organizations have demanding requirements and rigorously test our products, assisting us in designing a robust, reliable and scalable solution.

    CREATE A NETWORK EFFECT BY ATTRACTING THE LARGEST BUYERS AND SUPPLIERS TO THE ARIBA NETWORK. As Ariba ORMS is deployed to a critical mass of large buyers in numerous industries, we intend to build upon the buying power of these large organizations to attract suppliers to the Ariba Network. We believe a growing number of suppliers in the Ariba Network will in turn draw more buyers to our network. We also believe this growth cycle will help create a network effect, where the value to each participant in the network increases with the addition of each new participant, increasing the overall value of our Ariba solution.

    EXTEND AND BUILD UPON THE ARIBA COMMUNITY OF PARTNERS. We intend to build upon our strategic relationships with industry leaders in the areas of electronic commerce systems, information technology consulting, distribution and content aggregation. We are working with these partners to accelerate the Ariba Network rollout, provide additional customer implementation capabilities, expand our customer base and increase the content available on the Ariba Network. These relationships allow us to focus on our core area of expertise, while taking advantage of the strengths of complementary technologies and the influence of these industry leaders. We believe that these relationships, as well as others that we intend to pursue, will enable the rapid and widespread deployment of our electronic commerce network platform.

    PROVIDE SUPERIOR CUSTOMER SATISFACTION. We believe a loyal base of reference customers affords us a significant competitive advantage. Therefore, we intend to continue to focus significant resources on customer satisfaction programs. In order to foster a culture of customer satisfaction as our highest priority, all of our employees with variable compensation are paid in part based on customer satisfaction as measured by an independent third party organization. We continue to make use of a number of other programs to promote superior customer satisfaction including our customer-driven development process and our frequent customer advisory councils.

    EXPAND GLOBAL OPERATIONS. We intend to aggressively grow our global presence by expanding our worldwide field sales, marketing and services organizations. To complement this strategy, we intend to continue to globalize our operations and expand our corporate and administrative organizations and systems. We also intend to enter into a strategic relationship with a third party to expand the computer and communications equipment and software required to support the day-to-day operations of the Ariba Network on a global basis.

ARIBA PRODUCTS AND SERVICES

    Ariba provides a comprehensive intranet- and Internet-based business-to-business electronic commerce solution for operating resources. This solution consists of two components, Ariba ORMS and the Ariba Network. Ariba ORMS is a network application that operates primarily within a buying organization's internal network. Ariba ORMS enables organizations to reduce processing costs and improve productivity by automating the procurement cycle, linking end-users throughout the organization with approvers and financial systems. Ariba ORMS also enables organizations to reduce the cost of operating resources by channeling purchases to preferred suppliers. As orders are generated and approved, Ariba ORMS automates commerce transactions securely with suppliers on the Internet through the Ariba Network. The Ariba Network is a global business-to-business electronic commerce network that enables buying organizations, suppliers and distributors to automate transactions on the Internet. Together, Ariba ORMS and the Ariba Network combine intranet-based network applications with an Internet-based network to create a business-to-business electronic commerce platform benefiting both buyers and suppliers.

    ARIBA ORMS

    Ariba ORMS is a robust, scalable and reliable network application that operates primarily within a buying organization's intranet. Ariba ORMS enables organizations to reduce processing costs and improve productivity by automating the procurement cycle, linking end-users throughout the organization with approvers and financial systems. Ariba ORMS also enables organizations to reduce the cost of operating resources by channeling purchases to preferred suppliers. Ariba ORMS is designed to connect large numbers of end-users, approvers and administrative personnel through web-based applications that automate procurement and finance processes. Ariba ORMS works with multiple enterprise systems simultaneously, in addition to providing real-time electronic access to important procurement information, such as supplier product specifications, price lists, web sites and order status.

    The primary characteristics of Ariba ORMS are:

    USER FRIENDLY, WEB-BASED INTERFACES. The browser-based user interface enables users throughout an organization to take full advantage of Ariba ORMS from their desktop and with minimal training. Wizards, software that provides automated assistance, guide less experienced users through the acquisition process, while an advanced user interface makes the system more productive for experienced users.

    ELECTRONIC BUSINESS PROCESS AUTOMATION. Ariba ORMS provides flexible workflow capable of streamlining and automating even the most complex or unusual business processes of large, multinational organizations. This flexible workflow can be customized for the unique processes of an organization and can be tailored to respond to end-user input, system events or any extrinsic or intrinsic data in the procurement cycle.

    SIMULTANEOUS INTERACTION WITH MULTIPLE ENTERPRISE SYSTEMS. Ariba ORMS works with and connects to leading finance, human resource management and enterprise resource planning systems from vendors such as PeopleSoft, SAP and Oracle. In addition, Ariba ORMS provides a comprehensive API (Application Programming Interface) to connect and work with other legacy systems through adapters that are sold as separate products. A single Ariba ORMS installation can connect with multiple enterprise applications simultaneously through real-time or scheduled interfaces. These interfaces also enable Ariba ORMS to utilize standard user authentication and directory services such as LDAP (Lightweight Directory Access Protocol) and Microsoft's Active Directory.

    INFORMATION ACCESS. With powerful analytical and reporting tools, Ariba ORMS enables organizations to evaluate data collected throughout the process of acquiring, receiving and paying for operating resources. By employing these analytical tools, an organization can analyze purchasing patterns to streamline the procurement process, negotiate more favorable terms with preferred suppliers and gain insight into additional savings opportunities.

    INTERFACE WITH THE ARIBA NETWORK. Ariba ORMS allows organizations to automate commerce transactions with suppliers over the Internet and through the Ariba Network. By adhering to open standards, Ariba ORMS provides a variety of methods for suppliers to communicate electronically with buying organizations through the Ariba Network. Ariba ORMS also allows suppliers to take advantage of their existing web-based catalogs to provide product information to buyers.

    MULTI-PLATFORM ARCHITECTURE. The Ariba ORMS server currently supports industry-standard approaches to high-performance databases and multi-processor hardware. Ariba ORMS currently supports Microsoft Windows NT and Unix platforms including Hewlett-Packard HP-UX and Sun Solaris.

    ARIBA ORMS MODULES

    Ariba ORMS modules are designed specifically for the procurement and management of different operating resources. Each module contains powerful reporting and data analysis tools that enable operations managers to monitor the requisition process and identify areas for cost reductions.

    The Ariba ORMS modules are:

    ARIBA MRO. Ariba MRO allows organizations to manage purchases associated with maintenance, repair and operations supplies. These items are primarily ordered through electronic catalogs and may include office products, information technologies and facilities items.

    ARIBA SERVICES. Ariba Services are specifically designed to address the unique data collection requirements for the procurement of professional services, such as facility, legal, temporary and maintenance services. Purchasing professional services, unlike commodities, involves a number of different variables, such as scope of services needed, qualification of personnel and duration of the services. Ariba Services can integrate this data to process requisitions obtained from the end-user at various points in the requisitioning, procurement and receiving cycle.

    ARIBA CAPITAL EQUIPMENT. Ariba Capital Equipment addresses the specific needs of capital equipment purchases such as manufacturing, facilities or information technology equipment. The procurement of capital equipment often requires unique data such as different accounting, asset identification and tracking information. Ariba Capital Equipment can be easily configured to suit an organization's specific accounting and tracking needs.

    ARIBA EFORMS. Ariba eForms allow organizations to create custom forms, which can be attached to existing Ariba applications or used to create new applications for nearly any type of operating resource request. Ariba eForms are created using XML (eXtensible Markup Language), a robust definition language that allows organizations to design forms that capture information from end-users and route the information for internal approval. Each Ariba eForm can have its own approval rules and can incorporate standard data from Ariba ORMS including financial accounting and human resources information.

    ARIBA EXPENSE MANAGEMENT. Ariba Expense Management automates the expense reporting process associated with expenditures such as travel and entertainment. Ariba Expense Management provides a robust set of features to generate expense reports automatically from electronic credit card, travel card or procurement card data feeds and can route expense reports to functional, travel and expense managers.

    ARIBA P-CARD RECONCILIATION. Ariba P-Card Reconciliation provides support for the use of P-Cards, which are credit cards designed specifically for business procurement. P-Cards can be allocated to a given user or an accounting entity. Electronic P-Card statements from financial institutions can be read automatically by Ariba ORMS and reconciled against purchases made, flagging any exceptions or inconsistencies.

    ARIBA ORMS ENTERPRISE ADAPTERS

    Ariba ORMS enterprise adapters are designed specifically to connect to or integrate with leading finance, human resource management and enterprise resource and planning systems. Integration refers to the ability of Ariba ORMS adapters to exchange information with an organization's enterprise systems, eliminating the need for manual transfer of critical information from Ariba ORMS to these systems. Ariba ORMS enterprise adapters can integrate with standard implementations of these systems or can be configured to integrate with custom installations of the enterprise system. These adapters enable a single Ariba ORMS installation to integrate with multiple enterprise applications simultaneously.

    ARIBA SAP ADAPTER. Ariba SAP Adapter provides real-time and scheduled integration with SAP applications through standard programming interfaces for personnel, accounting, distribution, supplier and financial information.

    ARIBA PEOPLESOFT ADAPTER. Ariba PeopleSoft Adapter allows real-time and scheduled integration with PeopleSoft finance, distribution and human resources management systems through PeopleSoft's message agent for administrative, personnel, accounting, distribution, supplier and financial information.

    ARIBA ORACLE ADAPTER. Ariba Oracle Adapter allows real-time and scheduled integration with Oracle applications for personnel, accounting, distribution, supplier and financial information.

    ARIBA AUTHENTICATION ADAPTER. Ariba Authentication Adapter provides integration with standard user authentication and directory services such as LDAP and Microsoft's Active Directory.

    ARIBA GENERAL API ADAPTER. Ariba General API Adapter provides integration with existing and legacy enterprise systems to interface information with Ariba ORMS on a real-time or scheduled basis.

    Customers who purchase our software products receive a server capacity license, one or more of the Ariba ORMS modules and adapters to interface with enterprise financial and human resource systems. The license fee for the server capacity license is based on the customer's annual volume of line items of purchasing transactions. The license fees for the software modules and adapters consist of individual prices for each module or adapter.

    The volume licensing of the server capacity allows customers to scale the total cost of their purchase of the Ariba ORMS system to their needs. The server capacity license entitles customers to execute the licensed volume of line items of purchasing transactions during any annual period following their purchase of the server license. Ariba's customers generally purchase estimated server capacity at the time of the purchase of the server license. Following the initial implementation of Ariba ORMS, and based on the reporting and analysis tools available through Ariba ORMS, our customers are able to understand their annual transaction volume more fully. Customers who exceed their estimated volume can purchase additional server capacity. However, there are no recurring annual license fees.

    THE ARIBA NETWORK

    The Ariba Network is an Internet-based corporate resource commerce network designed to provide access to large amounts of supplier product information and to enable electronic commerce transactions over the Internet. The Ariba Network bridges buyer and supplier networks on the Internet and offers electronic payment, catalog and content management, order transaction routing and multi-protocol support for numerous electronic commerce standards.

    Our multi-protocol network allows buyers to send transactions from Ariba ORMS in one standard format; it then converts the order into the supplier's preferred transaction format, such as CXML (Commerce eXtensible Markup Language), a format used on the Internet to describe commerce data and documents, or EDI (Electronic Data Interchange), a format used to exchange data and documents electronically. This feature eliminates the need for a single standard for electronic commerce and gives suppliers the freedom to transact in their preferred protocols.

    The Ariba Network also allows suppliers to utilize their existing electronic commerce systems to provide information about their products and services. Suppliers can send electronic catalogs through standard formats such as CIF (Catalog Interchange Format), a format commonly used to transfer catalog information electronically, and CXML. In addition, buyers can link to a supplier's web site using a technology called CXML Punch-out. CXML Punch-out allows a buyer to select a product utilizing a supplier's web site while keeping the purchasing process within our Ariba ORMS system for internal approval, accounting and administrative controls. This feature is particularly useful for suppliers with robust web sites, electronic product configuration systems and large product catalogs. In addition, suppliers can take advantage of their existing web-based catalog capabilities to differentiate and market their goods and services.

    The key components of the Ariba Network are:

    OPEN STANDARDS MULTI-PROTOCOL TRANSACTION NETWORK. The Ariba Network automatically routes and translates transactions between buyers and suppliers using most major electronic commerce standards, including: XML; CXML; Internet EDI; VAN EDI (Value Added Networks for EDI); a subset of the OBI standard (Open Buying on the Internet), a protocol for buying goods and services on the Internet; HTML (Hyper-Text Markup Language), a format commonly used to define content for web pages; e-mail; auto-fax and CIF. This enables buyers to conduct business with suppliers independent of the type of electronic commerce systems used by the supplier.

    WEB-BASED CONTENT ACCESS AND INDEXING. The Ariba Network uses a scalable approach for content management. This approach employs indexing, rather than content aggregation, to connect buying organizations using Ariba ORMS to suppliers' existing web-based catalogs. This indexing approach eliminates the need to aggregate content in a central repository, yet provides robust and comprehensive searching tools to buyers. In addition, the Ariba Network allows suppliers to take advantage of existing electronic commerce web-based catalogs through CIF, CXML and CXML Punch-out.

    SUPPLIER SELF-MANAGEMENT AND REGISTRATION. To conduct commerce with all buying organizations using Ariba ORMS, suppliers need only to register once and continue to manage their relationships online, in their preferred transaction standards and configurations without the need for additional software.

    NEWS, INFORMATION AND SERVICES. The Ariba Network provides news, information and services of interest to business buyers and suppliers such as sourcing, supplier, financial and industry information.

    The Ariba Network is designed for high-performance databases and multi-processing hardware and utilizes a multi-server configuration to allow workloads to be shared across multiple servers and the site to maintain availability of online service. We have entered into a relationship with a third party who has provided hardware to us for the Ariba Network. This network and platform infrastructure consists of the computer and communications equipment and software that allow buyers and suppliers to exchange information over the Ariba Network.

    Although we expect to derive a substantial portion of our revenue from the Ariba Network in the future, we are still developing our pricing, expense and revenue model for the services associated with our network. If we are unable to successfully establish a pricing, expense and revenue model acceptable to our customers, the Ariba Network may not be commercially successful.

STRATEGIC RELATIONSHIPS

    To ensure that we deliver a comprehensive solution to our customers, we have established strategic relationships with organizations in four general categories: hardware platforms; software platforms; electronic commerce; and systems integrators. Our hardware partners include Cisco Systems, Hewlett-Packard and Sun Microsystems. These relationships help ensure the reliability, scalability and performance of the Ariba solution on these platforms. We have entered into a relationship with a third party who has provided hardware to us for the Ariba Network. This network and platform infrastructure consists of the computer and communications equipment and software that allow buyers and suppliers to exchange information over the Ariba Network. Our electronic commerce partners include American Express, Sterling Commerce and Visa International.

    We have system integrator relationships with Andersen Consulting, Chicago Consulting Partners, Deloitte & Touche, EC Soft, Ernst & Young, PricewaterhouseCoopers, Cambridge Technology Partners, Computer Sciences Corporation, Core Technologies, SRA International, Tier Technologies and TSA Associates. These system integrators implement our products and often assist us with sales lead generation. We have certified and trained consultants in these organizations for the implementation and operation of our products.

    We rely, and expect to increasingly rely, on a number of third parties to implement, support and recommend our products during the evaluation stage of a customer's purchase process. If we are unable to maintain or increase the number and quality of our relationships with providers that recommend, implement or support operating resources management systems, our business will be seriously harmed. A number of our competitors, including Oracle, SAP and PeopleSoft, have significantly more established relationships with such providers and, as a result, these firms may be more likely to recommend competitors' products and services rather than our products and services. Furthermore, it is possible that our current implementation partners, many of which have significantly greater financial, technical, marketing and other resources than we have, could begin to market software products and services that compete with our products and services.

SALES AND IMPLEMENTATION

    We sell our software primarily through our worldwide direct sales organization. As of September 30, 1999, our direct sales force consisted of 111 sales professionals located in 17 domestic locations and offices in Canada, Australia, Belgium, Germany, Japan, The Netherlands, Sweden, Switzerland and the United Kingdom. Application specialists that provide pre-sales support to potential customers on product information and deployment capabilities complement our direct sales force. We plan to expand our direct sales force.

    During our sales process, we typically approach senior executive management teams including the chief financial officer, chief information officer and chief executive officer of our potential customers. We utilize sales teams consisting of both sales and technical professionals who work with our strategic partners to create organization-specific proposals, presentations and demonstrations that address the specific needs of each potential customer.

    Ariba provides professional services to augment the implementation efforts of customers and systems integrators. This organization provides professional services on the strategy, methodology and technical implementation of Ariba ORMS. As of September 30, 1999, our professional services organization consisted of 68 employees.

    We believe that strategic partnerships will assist us in gaining broad market acceptance as well as enhance our marketing, sales and distribution capabilities. We have therefore developed close relationships with a number of strategic integrators and technology providers. These companies have worked with us and participated in joint sales calls to several of our large accounts. See "-Strategic Relationships."

MARKETING

    We focus our marketing efforts toward educating our target market, generating new sales opportunities, and creating awareness for our business-to-business electronic commerce solutions. We conduct a variety of marketing programs worldwide to educate our target market. We have engaged in marketing activities such as business seminars, trade shows, press relations and industry analyst programs and advisory councils.

    Our marketing organization also serves an integral role in acquiring, organizing and prioritizing customer and industry feedback in order to help provide product direction to our development organizations. We formalized this customer-driven approach by establishing advisory council meetings, made up of numerous industry experts, to provide forums for discussing customer needs and requirements. One of our most recent advisory council meetings was attended by over 1400 people, including procurement, information technology and finance executives. In addition to providing information to prospective customers, advisory council meetings provide a useful forum in which to share information, test product concepts and collect data on customer and industry needs. We have also augmented advisory council meetings with a detailed product management process that surveys customer and market needs to predict and prioritize future customer requirements. We also have marketing relationships with Andersen Consulting, Cisco Systems, Hewlett-Packard, Sun Microsystems and Visa International. These relationships provide collaborative resources to help extend the reach of our presence in the marketplace. We intend to continue to pursue these programs in the future.

CUSTOMER SERVICE, TRAINING AND SUPPORT

    We believe that customer satisfaction is essential for our long-term success and offer comprehensive customer assistance programs. Our technical support provides dependable and timely resolution of customer technical inquiries and is available to clients by telephone, over the web or by electronic mail. We use a customer service automation system to track each customer inquiry until it is resolved. Our education services group delivers education and training to our clients and partners. We offer a comprehensive series of classes to provide the knowledge and skills to successfully deploy, use and maintain our products and solutions. These courses focus on the technical aspects of our products as well as real-world business issues and processes. All of our classes include lecture, demonstration, discussion and hands-on use of our solutions. Classes are held regularly in our training facilities at our headquarters in Mountain View, California.

RESEARCH AND DEVELOPMENT

    We originally introduced Ariba ORMS in May 1997 and have released a number of product enhancements in five subsequent major releases. We began to operate the Ariba Network in April 1999 and continue to provide enhancements to this Internet platform on an ongoing basis. Research and development expenses were $11.6 million, $4.5 million and $1.9 million for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

    Our research and development operations are divided into two organizations, one focusing on Ariba ORMS and the other focusing on the Ariba Network. Our Ariba ORMS organization has eight teams that include server and infrastructure development, user interface and application design, tools development, enterprise integration, quality assurance, documentation, release management and advanced development. The Ariba Network organization has five teams that include Internet applications and design, platform and infrastructure engineering, operations, quality assurance and documentation. Both the Ariba ORMS and the Ariba Network organizations regularly share resources and collaborate on code development, quality assurance and documentation.

    We believe our software and Internet applications teams and core technologies represent a significant competitive advantage. The software and Internet applications development organizations include a number of key members from past engineering organizations that have developed Internet applications and services, and have extensive experience with Java programming. We believe a technically skilled and highly productive development organization is a key component for the success of new product offerings. We must attract and retain highly qualified employees to further our research and development efforts. Our business could be seriously harmed if we are not able to hire and retain a sufficient number of these individuals.

    We cannot be sure that existing and future development efforts will be completed within our anticipated schedules or that, if completed, they will have the features or quality necessary to make them successful in the marketplace. Further, despite testing by us and by current and potential customers, errors could be found in our products. We may not be able to successfully correct these errors in a timely and cost effective manner. If we are not able to develop new products or enhancements to existing products or corrections on a timely and cost-effective basis, or if these new products or enhancements do not have the features or quality necessary to make them successful in the marketplace, our business will be seriously harmed.

    We expect that most of our enhancements to existing and future products will be developed internally. However, we currently license certain externally-developed technologies and will continue to evaluate externally-developed technologies to integrate with our solutions. These externally developed technologies, if suffering from defects, quality issues or the lack of product functionality required to make our solutions successful in the marketplace, may seriously impact and harm our business.

INTERNATIONAL OPERATIONS

    The Company has established seven wholly-owned subsidiaries, namely Ariba Canada, Inc., Ariba U.K. Limited, Ariba Netherlands B.V., Ariba Sweden AB, Ariba Australia Pty Ltd, Ariba Deutschland GmbH and Ariba Switzerland GmbH/Sarl/Ltd liab Co., which are located in Canada, the United Kingdom, The Netherlands, Sweden, Australia, Germany and Switzerland, respectively. Revenue related to our international operations was $6.7 million, $1.8 million and $0 for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

COMPETITION

    The market for our solution is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We have also increasingly encountered competition with respect to different aspects of our solution from a variety of vendors including Captura Software, Clarus, Commerce One, Concur Technologies, Extensity, GE Information Services, Intelysis, Netscape Communications, a subsidiary of America Online, and TRADEX Technologies. We also encounter competition from several major enterprise software developers, such as Oracle, PeopleSoft and SAP. In addition, because there are relatively low barriers to entry in the operating resource management software market, we expect additional competition from other established and emerging companies, as the operational resource management software market continues to develop and expand.

    We believe that the principal competitive factors affecting our market include a significant base of reference customers, breadth and depth of solution, critical mass of buyers and suppliers, product quality and performance, customer service, core technology, product features, ability to implement solutions and value of solution. Although we believe that our solutions currently compete favorably with respect to these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

    Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than us, significantly greater name recognition and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations.

    We may not be able to compete successfully against our current and future competitors.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark laws.

    We license rather than sell Ariba ORMS and require our customers to enter into license agreements, which impose restrictions on their ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot assure you that any of our proprietary rights with respect to the Ariba Network will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

    We presently have two U.S. patent applications pending. We also have filed patent applications in other countries. It is possible that the patents that we have applied for, if issued, or our potential future patents may be successfully challenged or that no patents will be issued from our patent applications. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will seriously harm our ability to do business.

    We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in Ariba ORMS to perform key functions. For example, we license reporting software from Actuate and integration software from Tibco. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our current product. These delays if they occur could seriously harm our business.

    Ariba and the Ariba logo are registered as trademarks in the United States. In addition, we have the following trademarks registered in one or more foreign countries: Ariba, the Ariba logo, the Ariba "boomerang" design, Ariba Network, ORM, ORMS and Walk-Up UI. We also have filed applications to register these trademarks in several countries. The above mentioned trademark applications are subject to review by the applicable governmental authority, may be opposed by private parties, and may not issue.

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

    There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that we or our current or potential future products infringe their intellectual property. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

EMPLOYEES

    As of September 30, 1999, we had a total of 386 employees, including 98 in research and development, 140 in sales and marketing, 98 in customer support, professional services and training, and 50 in administration and finance. Of these employees, 342 were located in the United States and 44 were located outside the United States. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

    Our future operating results depend in significant part on the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement. Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and senior management personnel. Competition for these personnel is intense, and we may not be able to retain our key technical, sales and senior management personnel or attract these personnel in the future. We have experienced difficulty in recruiting qualified technical, sales and senior management personnel, and we expect to experience these difficulties in the future. If we are unable to hire and retain qualified personnel in the future, this inability could seriously harm our business.

RISK FACTORS

    In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating Ariba and its business because such factors currently may have a significant impact on Ariba's business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in Ariba's other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

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

    The market for Internet-based operating resource applications and services is at an early stage of development. Our success depends on a significant number of large buying organizations implementing Ariba products and services. The implementation of Ariba products by large buying organizations is complex, time consuming and expensive. In many cases, these organizations must change established business practices and conduct business in new ways. Our ability to attract additional customers for our Ariba products and services will depend on using our existing customers as reference accounts. Unless a critical mass of large buying organizations and their suppliers join the Ariba Network, our solutions may not achieve widespread market acceptance and our business would be seriously harmed.

    WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE.

    We incurred net losses of $4.7 million in fiscal 1997, $11.0 million in fiscal 1998 and $29.3 million in fiscal 1999. We expect to derive substantially all of our revenues for the foreseeable future from licensing Ariba ORMS. Although these revenues have grown in recent quarters, we may not be able to sustain these growth rates. In fact, we may not have any revenue growth, and our revenues could decline. Over the longer term, we expect to derive revenues from revenues related to network access and network services, which is based on an unproven business model. Moreover, we expect to incur significant sales and marketing, research and development, and general and administrative expenses. In the future, we expect to incur substantial non-cash costs relating to the amortization of deferred compensation which will contribute to our net losses. As of September 30, 1999, we had an aggregate of $24.2 million of deferred compensation to be amortized. As a result, we expect to incur significant losses for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    - Demand for Ariba products and services;

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

    - Customer budget cycles and changes in these budget cycles; and

    - General economic factors.

    Our quarterly revenues are especially subject to fluctuation because they depend on the sale of a small number of relatively large orders for our Ariba products and related services. As a result, our quarterly operating results may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. In some cases, we recognize revenues from product sales on a percentage of completion basis. Accordingly, our ability to recognize these revenues is subject to delays associated with our customers' ability to complete the implementation of Ariba products in a timely manner. In some cases, we recognize revenues on a subscription basis over the life of the subscriptions specified in the contract, which is typically 12 to 24 months. Therefore, if we do not book a sufficient number of large orders in a particular quarter, our revenues in future periods could be lower than expected. We have not fully developed our business model for the Ariba Network and related services. As this business model evolves, the potential for fluctuations in our quarterly results could increase. Furthermore, our quarterly revenues may be affected significantly by other revenue recognition policies and procedures. These policies and procedures may evolve or change over time based on applicable accounting standards and how these standards are interpreted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    IMPLEMENTATION OF OUR ARIBA PRODUCTS BY LARGE CUSTOMERS IS COMPLEX, TIME CONSUMING AND EXPENSIVE. WE FREQUENTLY EXPERIENCE LONG SALES AND IMPLEMENTATION CYCLES.

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

    BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE PURCHASING NETWORKS, INCLUDING THE ARIBA NETWORK, ARE AT AN EARLY STAGE OF DEVELOPMENT AND MARKET ACCEPTANCE

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

    Although we expect to derive a significant portion of our long-term future revenue from the Ariba Network, we have not yet fully evolved our revenue model for services associated with the Ariba Network. The revenues associated may be a combination of transaction and/or annual subscription fees. Examples of such services might include electronic payment, bid/quote and sourcing, among others. However, we cannot predict whether these services and other functionality will be commercially successful or whether they will adversely impact revenues from our Ariba ORMS products and services. We would be seriously harmed if the Ariba Network is not commercially successful, particularly if we experience a decline in the growth or growth rate of revenues from our Ariba ORMS solution.

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

    THE BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE INDUSTRY IS VERY COMPETITIVE, AND WE FACE INTENSE COMPETITION FROM MANY PARTICIPANTS IN THIS INDUSTRY. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS WILL BE SERIOUSLY HARMED.

    The market for our solution is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We also increasingly encountered competition with respect to different aspects of our solution from Captura Software, Clarus, Commerce One, Concur Technologies, Extensity, GE Information Services, Intellysis, Netscape Communications, a subsidiary of America Online, and TRADEX Technologies. We also encounter competition from several major enterprise software developers, such as Oracle, PeopleSoft and SAP. In addition, because there are relatively low barriers to entry in the operating resource management software market, we expect additional competition from other established and emerging companies, as the operational resource management software market continues to develop and expand. For example, third parties that currently help implement Ariba ORMS could begin to market products and services that compete with our own. We could also face competition from new companies who introduce an Internet-based operating resource management solution.

    Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than us, significantly greater name recognition and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations.

    We may not be able to compete successfully against our current and future competitors.

    WE EXPECT REVENUES FROM ARIBA ORMS TO BE CONCENTRATED IN A RELATIVELY SMALL NUMBER OF CUSTOMERS.

    In fiscal 1999, one customer accounted for more than 10% of our total revenues and, in fiscal 1998, five customers accounted for more than 10% of our total revenues. We may continue to derive a significant portion of our revenues from a relatively small number of customers in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    WE RELY ON THIRD PARTIES TO IMPLEMENT ARIBA PRODUCTS.

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

    WE DEPEND ON THE INTRODUCTION OF NEW VERSIONS OF ARIBA ORMS AND ON ENHANCING THE FUNCTIONALITY AND SERVICES OFFERED THROUGH THE ARIBA NETWORK.

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

    The Ariba Network provides our customers with indices of products that can be purchased from suppliers participating in the Ariba Network. The law relating to the liability of providers of listings of products and services sold over the Internet for errors, defects or other performance problems with respect to those products and services is currently unsettled. We will not pre-screen the types of products and services that may be purchased through the Ariba Network. Some of these products and services could contain performance or other problems. We may not successfully avoid civil or criminal liability for problems related to the products and services sold through the Ariba Network. Any claims or litigation could still require expenditures in terms of management time and other resources to defend ourselves. Liability of this sort could require us to implement measures to reduce our exposure to this liability, which may require us, among other things, to expend substantial resources or to discontinue certain product or service offerings or to take precautions to ensure that certain products and services are not available through the Ariba Network.

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

    We have no patents, and none may be issued from our existing patent applications. Our future patents, if any, may be successfully challenged or may not provide us with any competitive advantages. We may not develop proprietary products or technologies that are patentable.

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

    IN ORDER TO MANAGE OUR GROWTH AND EXPANSION, WE WILL NEED TO IMPROVE AND IMPLEMENT NEW SYSTEMS, PROCEDURES AND CONTROLS.

    We have recently experienced a period of significant expansion of our operations that has placed a significant strain upon our management systems and resources. If we are unable to manage our growth and expansion, our business will be seriously harmed. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. We also plan to expand the geographic scope of our customer base and operations. This expansion has resulted and will continue to result in substantial demands on our management resources. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force. We have implemented new systems to manage our financial and human resources infrastructure. We may find that this system, our personnel, procedures and controls may be inadequate to support our future operations.

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

    Many of our customers and potential customers have implemented policies that prohibit or strongly discourage making changes or additions to their internal computer systems until after January 1, 2000. We will experience fewer sales if potential customers who might otherwise purchase our Ariba products delay the purchase and implementation of Ariba products until after January 1, 2000 in an effort to stabilize their internal computer systems in order to cope with the Year 2000 problem or because their information technology budgets have been diverted to address Year 2000 issues. If our potential customers delay purchasing or implementing Ariba products in preparation for the Year 2000 problem, our business would be seriously harmed. In addition, because the revenues from some of our customers are recognized on a percentage of completion basis, any implementation delays by these customers caused by their needs to address Year 2000 issues will defer our ability to recognize this revenue.

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

    - The risks related to the recent global economic turbulence and adverse economic circumstances in Asia; and

    - Political instability.

    WE MUST INTEGRATE RECENT ACQUISITIONS, AND WE MAY NEED TO MAKE ADDITIONAL FUTURE ACQUISITIONS TO REMAIN COMPETITIVE. OUR BUSINESS COULD BE ADVERSELY AFFECTED AS A RESULT OF THESE ACQUISITIONS.

    On November 15, 1999, we entered into a definitive agreement to acquire TradingDynamics, a leading provider of business-to-business Internet trading applications. On December 16, 1999, we entered into a definitive agreement to acquire TRADEX Technologies, a leading provider of solutions for Net Markets. These acquisitions are expected to be completed in the quarter ending March 31, 2000 and the quarter ending June 30, 2000, respectively, subject to the satisfaction of standard closing conditions. We may find it necessary or desirable to acquire additional businesses, products, or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition, or integrate the acquired business, products or technologies into our existing business and operations. If our efforts are not successful, it could seriously harm our business.

    Completing the acquisitions of TradingDynamics and TRADEX Technologies, or a potential future acquisition and integrating such acquisitions will cause significant diversions of management time and resources. In particular, the acquisition of TRADEX Technologies will require the integration of two large, geographically distant organizations. We will issue shares of our common stock worth approximately $500 million and $2 billion, respectively, based on current trading ranges, as consideration to TradingDynamics shareholders and TRADEX Technologies stockholders, which will result in immediate and substantial dilution to our existing stockholders. Similarly, if we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our equity could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, to consummate any acquisition. Financing for future acquisitions may not be available on favorable terms, or at all. In addition, in connection with our pending and future acquisitions we may be required to amortize significant amounts of goodwill and other intangible assets, which will negatively effect the operating income of our business.

    IN THE FUTURE WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN ORDER TO REMAIN COMPETITIVE IN THE BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE INDUSTRY. THIS CAPITAL MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

    We expect that the net proceeds from our initial public stock offering will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

    OUR STOCK PRICE IS VOLATILE.

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

    WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO OUR STOCK PRICE VOLATILITY.

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

ITEM 2. PROPERTIES

    Our principal sales, marketing, research, development, and administrative offices occupy approximately 130,000 square feet in Mountain View, California. Our sublease for this facility expires in October 2006. We are sub-subleasing approximately 19,000 square feet of the Mountain View facility through December 1999. Previously our principal sales, marketing, research, development, and administrative offices occupied approximately 33,000 square feet in Sunnyvale, California under a lease that expires on August 31, 2004. We are currently subleasing the Sunnyvale facility. In addition we also lease sales and support offices in the North American metropolitan areas of Atlanta, Boston, Chicago, Cleveland, Columbus, Dallas, Denver, Detroit, Los Angeles, Milwaukee, Minneapolis, New York, Philadelphia, Seattle, St. Louis, Toronto and Washington D.C. We also lease sales and support offices outside of North America including locations in Australia, Belgium, Germany, Japan, The Netherlands, Sweden, Switzerland and the United Kingdom. We believe that our existing facilities will be adequate to meet our requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of Ariba and their ages as of September 30, 1999 are as follows:

NAME                            AGE      POSITION(S)
----                          --------   --------------------------------------------------------
Keith J. Krach                   42      President, Chief Executive Officer and Chairman of the
                                           Board of Directors
Edward P. Kinsey                 43      Chief Financial Officer, Vice President-Finance &
                                           Administration and Secretary
Shelley C. Brown                 47      Vice President-Human Resources
Robert J. DeSantis               36      Vice President-Network Commerce
Rune C. Eliasen                  44      Vice President-Customer Services
K. Charly Kleissner              42      Vice President-Engineering
Robert D. Lent                   45      Vice President-Corporate Development
Paul L. Melchiorre               38      Vice President-North America Operations
David L. Rome                    51      Vice President-Marketing
Paul C.M. Touw                   34      Vice President-Corporate Strategy

    KEITH J. KRACH, a co-founder of Ariba, has served as Chairman of the Board of Directors, Chief Executive Officer and President since our inception in September 1996. From March 1996 to September 1996, Mr. Krach served as an Entrepreneur in Residence at Benchmark Capital. From October 1988 to
August 1995, Mr. Krach served as Chief Operating Officer of Rasna Corporation, a mechanical computer-aided design automation software company. Prior to joining Rasna, Mr. Krach held various positions with General Motors, including General Manager and Vice President of GMF Robotics. Mr. Krach holds a Bachelor of Science degree in Industrial Engineering from Purdue University and a Master of Business Administration from Harvard Business School.

    EDWARD P. KINSEY, a co-founder of Ariba, has served as Chief Financial Officer, Secretary and Vice President of Finance and Administration since our inception in September 1996. From October 1995 to August 1996, Mr. Kinsey served as the Chief Financial Officer and Vice President of Finance of CenterView Software, an Internet development tools company. From March 1994 to October 1995,

Mr. Kinsey served as Corporate Controller of Rasna Corporation and, from
July 1988 to March 1994, Mr. Kinsey served in various capacities at Zenger-Miller, Inc., a management and supervisory skills training and development company, most recently as the Chief Financial Officer and Vice President of Operations. Prior to 1988, Mr. Kinsey held management positions at Peat Marwick Mitchell and at Price Waterhouse. Mr. Kinsey is a Certified Public Accountant in California and Ohio and holds a Bachelor of Business Administration degree in Accounting from the University of Toledo.

    SHELLEY C. BROWN has served as Ariba's Vice President of Human Resources since April 1999. From January 1990 to March of 1998 Ms. Brown served as Vice President of Corporate Services at Aspect Telecommunications, a provider of integrated software suites for telecommunication products. Prior to Aspect, Ms. Brown worked for the Hewlett-Packard Company, a computer manufacturer, for 12 years in several Human Resource management positions. Ms. Brown holds a Bachelor of Arts degree in Sociology from Stanford University and a Master of Business Administration from the University of California at Los Angeles.

    ROBERT J. DESANTIS, a co-founder of Ariba, has served as Vice President of Network Commerce since September 1999, as Vice President of International Operations from July 1998 to September 1999 and Vice President of Sales from our inception in September 1996 to July 1998. From October 1995 to September 1996, Mr. DeSantis worked as a consultant in the venture capital community. From August 1990 to October 1995, Mr. DeSantis served as Vice President of Sales and Vice President of European Operations at Rasna Corporation. Prior to joining Rasna, Mr. DeSantis served as Director of Sales for Structural Research and Analysis Corporation, a design analysis software company, and as a member of the technical staff of Hughes Aircraft Company. Mr. DeSantis holds a Bachelor of Science degree in Mechanical Engineering from the University of Rhode Island.

    RUNE C. ELIASEN has served as Ariba's Vice President of Customer Services since March 1997. From August 1995 to February 1997, Mr. Eliasen served as Vice President of Operations at CBT Systems, Inc., a computer training development company. From March 1989 to August 1995, Mr. Eliasen served as the Vice President of Operations at Rasna Corporation. Prior to joining Rasna,
Mr. Eliasen held various senior engineering management positions at General Motors and Ford Motor Company. Mr. Eliasen holds a Bachelor of Science degree in Aeronautical and Astronautical Engineering from Purdue University.

    K. CHARLY KLEISSNER has served as Ariba's Vice President of Engineering since July 1997. From June 1996 to July 1997, Dr. Kleissner was Vice President of Product Development at DataMind Corporation, a data mining software tools development company. From April 1994 to June 1996, Dr. Kleissner held various senior engineering management positions at NeXT Software Inc., a software development company. Prior to joining NeXT, Dr. Kleissner held various senior engineering management positions at Digital Equipment Corporation and Hewlett-Packard Company. Dr. Kleissner holds a Ph.D. in Computer Science from the University of Technology, Vienna and a Master of Science degree in Computer Science from the Institute of Technology at the University of Vienna.

    ROBERT D. LENT, a co-founder of Ariba, has served as Vice President of Corporate Development since December 1997. From January 1993 to September 1996, Mr. Lent was Vice President of U.S. Marketing for Inmac, a supplier of networking and computing equipment. Prior to joining Inmac, he held various senior product-marketing positions at Quantum, a mass storage company, and Softbridge Microsystems. Mr. Lent began his career with Deloitte & Touche LLP. Mr. Lent is a Certified Public Accountant and holds a Bachelor of Science degree in Business Administration from the University of California at Berkeley and a Master of Business Administration with distinction from Harvard Business School.

    PAUL L. MELCHIORRE has served as Ariba's Vice President of North American Operations since May 1998. From December 1992 to May 1998, Mr. Melchiorre served as Senior Vice President of Global Accounts for SAP America, Inc., an enterprise software company. Prior to joining SAP, he held various sales and management positions with MAI Systems, an accounting software company, and Automatic Data Processing, a developer of business software.
Mr. Melchiorre holds a Bachelor of Science degree in Marketing from Villanova University and a Master of Business Administration from Drexel University.

    DAVID L. ROME has served as Ariba's Vice President of Marketing since
July 1997. From March 1997 to July 1997, Mr. Rome served as Vice President of Marketing at Calico Technology, an Internet company focused on enabling electronic commerce for companies selling complex products and services. From July 1990 to September 1995, Mr. Rome held several general manager positions at Lotus Development Corporation. Prior to joining Lotus, Mr. Rome held various senior sales and marketing management positions with Alliant Computer Systems, a specialized computer manufacturer, and Data General Corporation, a data storage products company. Mr. Rome holds a Bachelor of Science degree in Mechanical Engineering from Purdue University and a Master of Business Administration from Harvard Business School.

    PAUL C. M. TOUW, a co-founder of Ariba, has served as Vice President of Corporate Strategy since March 1997 and managed marketing and business development for Ariba from our inception in September 1996 to March 1997. From September 1995 to July 1996, Mr. Touw managed western area sales and business development for Open Market, Inc., an Internet commerce software company. From 1991 to September 1995, Mr. Touw held various senior technical and sales management positions at Rasna Corporation. Prior to joining Rasna, Mr. Touw held analyst and senior analyst positions at Westinghouse Electric Company, AEC Able Engineering, and BP Advanced Materials serving primarily in aerospace engineering and analysis roles. Mr. Touw holds a Bachelor of Science degree in Mechanical and Physics Engineering from University of the Pacific, School of Engineering.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded on the Nasdaq National Market under the symbol "ARBA." Our initial public offering of stock was June 23, 1999 at $11.50 per share. The price range per share reflected in the table below, is the highest and lowest sale price for our stock as reported by the Nasdaq National Market during each quarter the stock has been publicly traded. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. In addition, our existing line of credit agreement currently prohibits the payment of dividends. At November 30, 1999, there were approximately 294 stockholders of record and the price per share of our common stock was $90.28.

                                                                    THREE MONTHS ENDED
                                              --------------------------------------------------------------
                                              DEC. 31, 1998   MAR. 31, 1999   JUNE 30, 1999   SEPT. 30, 1999
                                              -------------   -------------   -------------   --------------
Price range per share:
  Low.......................................          --              --         $30.50           $33.13
  High......................................          --              --         $49.53           $99.32

    The above information has been restated to reflect a two-for-one stock split, effected in the form of a stock dividend to each stockholder of record as of December 3, 1999.

    On June 28, 1999, Ariba completed the initial public offering of its common stock, The managing underwriters in the offering were Morgan Stanley Dean Witter, Dain Rauscher Wessels (a division of Dain Rauscher Incorporated), Deutsche Banc Alex. Brown and Merrill Lynch & Company. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-76953). The Securities and Exchange Commission declared the Registration Statement effective on June 22, 1999.

    The offering commenced on June 23, 1999 and terminated on June 28, 1999 after we had sold all of the 11,500,000 shares of common stock registered under the Registration Statement (including 1,500,000 shares sold in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $11.50 per share for an aggregate initial public offering of $132.3 million.

    We paid a total of $9.3 million in underwriting discounts and commissions and approximately $1.9 million has been or will be paid for costs and expenses related to the offering. None of the costs and expenses related to the offering were paid directly or indirectly to any director, officer, general partner of Ariba or their associates, persons owning 10 percent or more of any class of equity securities of Ariba or an affiliate of Ariba.

    After deducting the underwriting discounts and commissions and the offering expenses the estimated net proceeds to Ariba from the offering were approximately $121.1 million. The net offering proceeds have been used for general corporate purposes, to provide working capital to develop products and to expand the Company's operations. Funds that have not been used have been invested in money market funds, certificate of deposits and other investment grade securities. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

    Concurrent with the offering we also sold 14,400 shares of common stock to our Canadian employees at $11.50 per share. The offering costs associated with the offering of shares to our Canadian employees were not material.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated statement of operations data for each of the three years in the period ended September 30, 1999, and the consolidated balance sheet data at September 30, 1999 and 1998, are derived from our audited consolidated financial statements. Activity for the period from September 17, 1996 (inception) to September 30, 1996 consisted of the sale of common stock and preferred stock for approximately $6.0 million and earned interest of approximately $1,000 on this amount.

                                                                      FISCAL YEAR ENDED SEPTEMBER 30,
                                                                  ---------------------------------------
                                                                    1999           1998           1997
                                                                  ---------      ---------      ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  License...................................................      $ 26,768       $  6,040        $   630
  Maintenance and service...................................        18,604          2,323            130
                                                                  --------       --------        -------
      Total revenues........................................        45,372          8,363            760
                                                                  --------       --------        -------
Cost of revenues:
  License...................................................           724            165             13
  Maintenance and service...................................         8,089          1,373            927
                                                                  --------       --------        -------
      Total cost of revenues................................         8,813          1,538            940
                                                                  --------       --------        -------
Gross profit (loss).........................................        36,559          6,825           (180)
                                                                  --------       --------        -------
Operating Expenses:
  Sales and marketing.......................................        33,859         10,311          2,235
  Research and development..................................        11,620          4,499          1,899
  General and administrative................................         7,917          2,580            588
  Amortization of stock-based compensation..................        14,584            956             50
                                                                  --------       --------        -------
      Total operating expenses..............................        67,980         18,346          4,772
                                                                  --------       --------        -------
Loss from operations........................................       (31,421)       (11,521)        (4,952)
Other income, net...........................................         2,219            568            273
                                                                  --------       --------        -------
Net loss before taxes.......................................       (29,202)       (10,953)        (4,679)
Provision for income taxes..................................            98             --             --
                                                                  --------       --------        -------
Net loss....................................................      $(29,300)      $(10,953)       $(4,679)
                                                                  ========       ========        =======
Basic and diluted net loss per share........................      $  (0.84)      $  (0.95)       $ (3.66)
                                                                  ========       ========        =======
Number of shares used in share computation..................        35,032         11,524          1,279
                                                                  ========       ========        =======

                                                                               SEPTEMBER 30,
                                                                  ---------------------------------------
                                                                    1999           1998           1997
                                                                  ---------      ---------      ---------
CONSOLIDATED BALANCE SHEET DATA:                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Cash, cash equivalents and investments......................      $152,440       $ 13,932        $15,471
Working capital.............................................        58,988          6,127         13,685
Total assets................................................       170,021         18,771         16,800
Long-term liabilities.......................................           781            647            140
Accumulated deficit.........................................       (44,932)       (15,632)        (4,679)
Total stockholders' equity..................................      $122,183       $  9,959        $14,517

------------------------

- See note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share.

- The Company is restricted in paying cash dividends under the terms of its line of credit agreement and paid no cash dividends during the three-year period.

- The above information has been restated to reflect a two-for-one stock split, effected in the form of a stock dividend to each stockholder of record as of December 3, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

    The following discussion and analysis of the financial condition and results of operations of Ariba should be read in conjunction with "Selected Consolidated Financial Data" and Ariba's consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under "Risk Factors" and the risks discussed in our other SEC filings including our Registration Statement on Form S-1 declared effective on June 22, 1999 by the SEC (File No. 333-76953) an in our Form 10-Q filed August 16, 1999.

OVERVIEW

    Ariba is a leading provider of Internet-based business-to-business electronic commerce solutions for operating resources. We were founded in September 1996 and from that date through March 1997 were in the development stage, conducting research and developing our initial products. In March 1997, we began selling our products and related services and currently market them in the United States, Europe, Canada, Australia and Asia primarily through our direct sales force and to a lesser extent through indirect sales channels.

    Through September 30, 1999, our revenues have been principally derived from licenses of our products, from maintenance and support contracts and from the delivery of implementation consulting and training services. Customers who license our Ariba Operating Resource Management System ("Ariba ORMS") products also generally purchase maintenance contracts which provide software upgrades, technical support and connectivity to the Ariba Network over a stated term, which is usually a twelve-month period. Customers may purchase implementation services from us, but we expect to increasingly rely on third-party consulting organizations to deliver these services directly to our customers. We also offer fee-based training services to our customers.

    On October 1, 1997, we adopted Statement of Position, or SOP, 97-2, SOFTWARE REVENUE RECOGNITION, which supersedes SOP 91-1, SOFTWARE REVENUE RECOGNITION. The adoption of SOP 97-2 did not have a material effect on our operating results. SOP 97-2 generally requires revenues earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue allocated to software licenses is generally recognized upon delivery of the products or ratably over a contractual period if unspecified software products are to be delivered during that period. Starting in fiscal 1999, our standard license agreement provides customers the right to future unspecified software licenses. Accordingly, payments received from our customers upon the signing of these license agreements are deferred, and the revenue is recognized ratably over the contract period. Revenue allocated to maintenance is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed.

    When we manage the implementation process for our customers, the services are considered essential to the functionality of the software products. Accordingly, both the software license revenue and service revenue is recognized using the percentage of completion method in accordance with the provisions of SOP 81-1, ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION TYPE AND CERTAIN PRODUCTION TYPE CONTRACTS. The implementation of our products can take several months or more depending on the objectives of the customers, the complexity of the customers' information technology environments and the resources directed by the customers to the implementation projects.

    Customers who license our software products receive a server capacity license, one or more of the Ariba ORMS modules and adapters to interface with financial, human resource and other existing enterprise systems. The fee for the server capacity license is based on the customers' estimated annual volume of line items of purchasing transactions. The license fees for the software modules and adapters consist of individual prices for each module or adapter.

    The volume licensing of the server capacity allows customers to scale the total cost of their purchase of our products to their needs. The server capacity license entitles customers to execute the licensed volume of line items of purchasing transactions during any annual period following their purchase of the server license. Our customers generally purchase estimated server capacity at the time of the purchase of the server license. Following the initial implementation of our products, and based on the reporting and analysis tools available through our products, our customers are able to understand their annual transaction volume more fully. Customers who exceed their estimated volume can purchase additional server capacity. However, there are no recurring annual license fees.

    Our cost of license revenues includes royalties due to third parties for integrated technology, the cost of manuals and product documentation, the cost of production media used to deliver our products and shipping costs, including the costs associated with the electronic transmission of software to new customers. Our cost of maintenance and service revenues includes salaries and related expenses for our customer support, implementation and training services organizations, costs of third parties contracted to provide consulting services to customers and an allocation of our facilities, communications and depreciation expenses.

    Our operating expenses are classified into three general categories: sales and marketing, research and development and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category type, there are commonly recurring expenditures that are typically included in these categories in our operating expenses, such as salaries, employee benefits, incentive compensation, bonuses, sales commissions, travel and entertainment costs, telephone, communication, rent and facilities costs, and third-party professional services fees. The sales and marketing category of operating expenses includes expenditures specific to the marketing group, such as public relations and advertising, trade shows, marketing collateral materials and customer advisory council meetings.

    We allocate the total costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their headcount. These allocated charges include facility rent for the corporate office, communication charges and depreciation expense for office furniture and equipment.

    Although revenues consistently increased from quarter to quarter, we incurred significant costs to develop our technology and products and to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments. As a result, we incurred significant losses since inception, and, as of September 30, 1999, had an accumulated deficit of $44.9 million. We believe our success is contingent on increasing our customer base and developing our products and services. We intend to continue to invest heavily in sales, marketing, research and development and, to a lesser extent, support infrastructure. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

    We had 386 full-time employees as of September 30, 1999 and intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth and increased demand, we must invest in and implement scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect future expansion to continue to challenge our ability to hire, train, manage and retain our employees.

    In connection with the granting of stock options to our employees, we recorded deferred stock-based compensation totaling approximately $38.4 million as of September 30, 1999. This amount represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. During fiscal 1999 and 1998, we recorded
$13.5 million and $830,000, respectively, of related stock-based compensation amortization expense. As of September 30, 1999, we had an aggregate of $24.1 million of related deferred compensation to be amortized. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through fiscal 2003. The amortization of stock-based compensation is presented as a separate component of operating expenses in our consolidated statement of operations.

    Our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our operating results are expected to vary significantly from quarter to quarter and are difficult or impossible to predict. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. We may not be successful in addressing such risks and difficulties. Although we have experienced significant percentage growth in revenues in recent periods, we do not believe that prior growth rates are sustainable or indicative of future operating results. Please refer to the "Risk Factors" section for additional information.

RECENT EVENTS

    On November 15, 1999, we signed a definitive agreement to acquire TradingDynamics, Inc., a leading provider of business-to-business Internet trading applications. The agreement is structured as a tax-free stock for stock merger and will be accounted for as a purchase transaction. We will issue stock worth approximately $500 million, based on current trading ranges, to TradingDynamics shareholders. We expect that the transaction will close in the quarter ending March 31, 2000. We have also entered into a loan agreement with TradingDynamics to loan TradingDynamics up to $2,000,000.

    On November 16, 1999, the Board of Directors authorized a two-for-one stock split of our common stock, to be effected in the form of a stock dividend. The stock split will be effected by distribution to each stockholder of record as of December 3, 1999 of one share of our common stock for each share of common stock held. The financial information included in this report has been restated to give effect to the stock split.

    On December 16, 1999, we signed a definitive agreement to acquire TRADEX Technologies, Inc., a leading provider of solutions for Net Markets. The agreement is structured as a stock-for-stock merger and will be accounted for as a purchase transaction. We will issue stock worth approximately $2 billion, based on current trading ranges, to TRADEX stockholders. We expect that the transaction will close in the quarter ending June 30, 2000.

RESULTS OF OPERATIONS

    The following table sets forth certain statements of operations data in absolute dollars for the periods indicated. The data has been derived from the consolidated financial statements contained in this report. The operating results for any period should not be considered indicative of results for any future period. Activity for the period from September 17, 1996 (inception) to September 30, 1996 consisted of the sale of common stock and preferred stock for approximately $6.0 million and earned interest of approximately $1,000 on this amount. If the amortization of stock-based compensation was not presented separately in operating expenses and was included in the specific components of operating expenses it would increase sales and marketing expense by $7.7 million and $583,000 in fiscal 1999 and 1998 respectively; research and development expense by $3.0 million and $178,000 in fiscal 1999 and 1998, respectively; and general and administrative expense by $3.9 million, $195,000, and

$50,000 in fiscal 1999, 1998, and 1997 respectively. This information should be read in conjunction with the consolidated financial statements included in this report.

                                                                    FISCAL YEAR ENDED SEPTEMBER 30,
                                                                  ------------------------------------
                                                                    1999          1998          1997
                                                                  --------      --------      --------
                                                                         (IN THOUSANDS, EXCEPT
                                                                            PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  License...................................................      $ 26,768      $  6,040      $   630
  Maintenance and service...................................        18,604         2,323          130
                                                                  --------      --------      -------
    Total revenues..........................................        45,372         8,363          760
                                                                  --------      --------      -------
Cost of revenues:
  License...................................................           724           165           13
  Maintenance and service...................................         8,089         1,373          927
                                                                  --------      --------      -------
    Total cost of revenues..................................         8,813         1,538          940
                                                                  --------      --------      -------
Gross profit (loss).........................................        36,559         6,825         (180)
                                                                  --------      --------      -------
Operating expenses:
  Sales and marketing.......................................        33,859        10,311        2,235
  Research and development..................................        11,620         4,499        1,899
  General and administrative................................         7,917         2,580          588
  Amortization of stock-based compensation..................        14,584           956           50
                                                                  --------      --------      -------
    Total operating expenses................................        67,980        18,346        4,772
                                                                  --------      --------      -------
Loss from operations........................................       (31,421)      (11,521)      (4,952)
Other income, net...........................................         2,219           568          273
                                                                  --------      --------      -------
Net loss before taxes.......................................       (29,202)      (10,953)      (4,679)
Provision for income taxes..................................            98            --           --
                                                                  --------      --------      -------
Net loss....................................................      $(29,300)     $(10,953)     $(4,679)
                                                                  ========      ========      =======
Basic and diluted net loss per share........................      $  (0.84)     $  (0.95)     $ (3.66)
                                                                  ========      ========      =======
Number of shares used in share computation..................        35,032        11,524        1,279
                                                                  ========      ========      =======

COMPARISON OF THE FISCAL YEARS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUES

    LICENSE. License revenues for the year ended September 30, 1999 were $26.8 million, a 343% increase over license revenues of $6.0 million for the year ended September 30, 1998. This increase was primarily attributable to increased market acceptance of our products, an increase in sales to new customers resulting from increased headcount in our sales force and the expansion of international operations.

    MAINTENANCE AND SERVICE. Maintenance and service revenues for the year ended September 30, 1999 were $18.6 million, a 701% increase over maintenance and service revenues of $2.3 million for the year ended September 30, 1998. This increase was primarily attributable to the increased licensing activity described above, which has resulted in increased revenues from customer implementations and maintenance contracts and, to a lesser extent, accelerated customer implementations and renewals of recurring maintenance.

    During the years ended September 30, 1999 and 1998, one and five customers, respectively, accounted for more than 10% of total revenues. Revenues from international sales were $6.7 million in the year ended September 30, 1999 and were $1.8 million for the year ended September 30, 1998. Our international revenues were derived from sales in Canada and Europe.

    Going forward, we plan to add services and other functionality to the Ariba Network. As such, we expect to charge fees for these services. The revenues associated may be a combination of transaction and/or annual subscription fees. Examples of such services might include electronic payment, bid/quote and sourcing, among others. We expect these network related revenues to be a significant contributor to total revenues over time. However, we cannot predict whether these services and other functionality will be commercially successful or whether they will adversely impact revenues from our Ariba ORMS products and services. In general, we expect that total revenue will fluctuate in future periods depending on the timing and acceptance of new product and service introductions, customer buying patterns, pricing actions taken by us, competition and other factors.

COST OF REVENUES

    LICENSE. Cost of license revenues were $724,000 in the year ended September 30, 1999, an increase of 339% over cost of license revenues of $165,000 for the year ended September 30, 1998. The increase in the cost of license revenues was primarily attributable to royalties due to third parties for integrated technology.

    MAINTENANCE AND SERVICE. Cost of maintenance and service revenues were $8.1 million in the year ended September 30, 1999, an increase of 489% over cost of maintenance and service revenues of $1.4 million for the year ended
September 30, 1998. Our cost of maintenance and service revenues includes salaries and related expenses for our customer support, implementation and training services organizations, costs of third parties contracted to provide consulting services to customers and an allocation of our facilities, communications and depreciation expenses. The increase was primarily attributable to personnel costs associated with increases in the number of implementation, training and technical support personnel.

OPERATING EXPENSES

    SALES AND MARKETING. During the year ended September 30, 1999, sales and marketing expenses were $33.9 million, an increase of 228% over sales and marketing expenses of $10.3 million for the year ended September 30, 1998. The increase was primarily attributable to increased sales commissions as a result of increased sales, an increase in the number of sales and marketing employees, expanded marketing programs for trade shows and customer advisory council meetings and the expansion of our corporate headquarters and international sales offices. We believe these expenses will continue to increase in absolute dollar amounts in future periods as we expect to continue to expand our sales and marketing efforts.

    During the year ended September 30, 1999, sales and marketing expenses including related stock-based amortization increased to $41.5 million from $10.9 million for the year ended September 30, 1998. In addition to the increases mentioned above the increase was also due to a greater number of stock options being granted during the year below the deemed fair value of our common stock for accounting purposes. The amortization of stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date certain stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. As of September 30, 1999, we had an aggregate of $13.5 million of deferred compensation relating to sales and marketing expense still to be amortized.

    RESEARCH AND DEVELOPMENT. During the year ended September 30, 1999, research and development expenses were $11.6 million, an increase of 158% over research and development expenses of $4.5 million for the year ended
September 30, 1998. The increase was primarily attributable to increases in the number of research and development personnel. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollar amounts in future periods.

    During the year ended September 30, 1999, research and development expenses including related stock-based amortization increased to $14.6 million from $4.7 million for the year ended September 30, 1998. In addition to the increases mentioned above the increase was also due to a greater number of stock options being granted during the year below the deemed fair value of our common stock for accounting purposes. As of September 30, 1999, we had an aggregate of $4.7 million of deferred compensation relating to research and development expense still to be amortized.

    GENERAL AND ADMINISTRATIVE. During the year ended September 30, 1999, general and administrative expenses were $7.9 million, an increase of 207% over general and administrative expenses of $2.6 million for the year ended September 30, 1998. The increase was primarily attributable to an increase in the number of finance, accounting, legal, human resources and information technology personnel, an increase in fees paid to outside professional service providers, an increase in facility costs, and, to a lesser extent, to increased communication costs, particularly to remote offices, and the implementation costs to install our financial and human resources infrastructure. We believe general and administrative expenses will increase in absolute dollars, as we expect to add personnel to support our expanding operations, and to incur additional costs related to the growth of our business and our responsibilities as a public company.

    During the year ended September 30, 1999, general and administrative expenses including related stock-based amortization increased to $11.9 million from $2.8 million for the year ended September 30, 1998. In addition to the increases mentioned above the increase was also due to a greater number of stock options being granted during the year below the deemed fair value of our common stock for accounting purposes. As of September 30, 1999, we had an aggregate of $6.0 million of deferred compensation relating to general and administrative expense still to be amortized.

OTHER INCOME, NET

    Other income, net consists of interest income, interest expense and other non-operating expenses. During the year ended September 30, 1999, other income, net was $2.2 million, an increase of 291% over other income, net of $568,000 for the year ended September 30, 1998. This increase is primarily attributable to interest income resulting from higher average cash balances during the more recent period.

PROVISION FOR INCOME TAXES

    We incurred operating losses for all periods from inception through September 30, 1999. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely. We recorded income tax expense of $98,000 relating to our international subsidiaries during the year ended September 30, 1999.

    As of September 30, 1999, we had net operating loss carryforwards for federal tax purposes of approximately $24.1 million and for state tax purposes of approximately $20.3 million. These federal and state tax loss carry-forwards are available to reduce future taxable income and expire at various dates into fiscal 2019. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income. There have not been any substantial changes in our ownership through September 30, 1999.

COMPARISON OF THE FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1997

REVENUES

    LICENSE. License revenues for the year ended September 30, 1998 increased to $6.0 million from $630,000 for the year ended September 30, 1997. This increase was primarily attributable to an increase in sales to new customers resulting from increased headcount in our sales force. During fiscal 1998, five customers accounted for more than 10% of total revenues and during fiscal 1997, three customers accounted for more than 10% of total revenues.

    MAINTENANCE AND SERVICE. Maintenance and service revenues for the year ended September 30, 1998 increased to $2.3 million from $130,000 for the year ended September 30, 1997. This increase was primarily attributable to an increase in implementation personnel resources. As these resources grew, our implementation revenue increased because these resources were providing implementation services at existing and new customers. Our maintenance revenue also increased during this period of time as our customer base increased.

COST OF REVENUES

    LICENSE. Cost of license revenues for the year ended September 30, 1998 increased to $165,000 from $13,000 for the year ended September 30, 1997. This increase in the cost of license revenues was primarily attributable to royalties and, to a lesser extent, packaging costs for shipments to new customers and shipments of product updates to existing customers.

    MAINTENANCE AND SERVICE. Cost of maintenance and service revenues for the year ended September 30, 1998 increased to $1.4 million from $927,000 for the year ended September 30, 1997. This increase was primarily attributable to increases in the number of implementation, training and technical support personnel.

    During the year ended September 30, 1997, we entered into fixed-fee implementation service contracts with certain customers where we anticipated losses. Fixed-fee implementation projects can be unprofitable because of the scope of the work and the amount of changes that can occur after the project begins. In accordance with the provisions of SOP 81-1, ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION TYPE AND CERTAIN PRODUCTION TYPE CONTRACTS, whenever we anticipate a loss from an implementation agreement we accrue for the estimated amount of the loss. We believed that these fixed-fee projects would be unprofitable and accordingly accrued for such losses.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses for the year ended September 30, 1998 increased to $10.3 million from $2.2 million for the year ended September 30, 1997. The increase was attributable to increased sales commissions, a larger number of sales and marketing employees and increases in marketing program spending. In addition to our $10.3 million expense in fiscal 1998, we also recorded $583,000 of stock-based compensation expense related to sales and marketing.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the year ended September 30, 1998 increased to $4.5 million from $1.9 million for the year ended September 30, 1997. This increase was attributable to the growing number of research and development personnel. In addition to our $4.5 million expense in fiscal 1998, we also recorded $178,000 of stock-based compensation expense related to research and development.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended September 30, 1998 increased to $2.6 million from $588,000 for the year ended September 30, 1997. This increase was primarily attributable to the increase in the number of general and administrative personnel and professional services fees, and, to a lesser extent, to increased communication costs, particularly to remote offices, the implementation costs to install our financial and human resource systems infrastructure and increased facility costs from our expanded facility. In addition to our $2.6 million and $588,000 of expenses in fiscal 1998 and 1997, respectively, we also recorded in fiscal 1998 and 1997, $195,000 and $50,000, respectively, of stock-based compensation expense related to our general and administrative expense.

OTHER INCOME, NET

    Other income, net for the year ended September 30, 1998 increased to $568,000 from $273,000 for the year ended September 30, 1997. This was attributable to an increase in interest income on our deposits in our operating and investment accounts.

PROVISION FOR INCOME TAXES

    As of September 30, 1998, we had net operating loss carry-forwards for federal tax purposes of approximately $11.5 million and for state tax purposes of approximately $8.3 million. These federal and state tax loss carry-forwards are available to reduce future taxable income and expire at various dates into fiscal 2012. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

    In June 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $121.1 million. Prior to the offering we had financed our operations through private sales of preferred stock, with net proceeds of $23.2 million, and through bank loans and equipment leases. As of September 30, 1999 we had outstanding lease liabilities of $1.5 million and we have a line of credit of $7.0 million that can be used for working capital purposes. At September 30, 1999 there were no amounts outstanding under the line of credit. The line of credit contains covenants that require the Company to maintain certain financial ratios and levels of net worth. The line of credit also does not permit the payment of dividends to stockholders. As of September 30, 1999, we had $152.4 million in cash, cash equivalents and investments, and $59.0 million in working capital.

    Net cash provided by operating activities was $20.5 million for the year ended September 30, 1999. Net cash used in operating activities was $4.9 million and $3.1 million for the years ended September 30, 1998 and 1997, respectively. Net cash flows used in operating activities in each period reflect increasing net losses and, to a lesser extent, increases in accounts receivable. Net cash flows provided by operating activities in each period are primarily attributed to deferred revenue from customer payments that were not recognized as revenue, amortization of stock-based compensation and by increases in accrued compensation and other accrued liabilities.

    Net cash used in investing activities was $105.2 million, $6.5 million and $1.0 million for the years ended September 30, 1999, 1998 and 1997, respectively. Cash used in investing activities primarily reflects purchases of investments for the years ended September 30, 1999 and 1998 and, to a lesser extent the purchases of property and equipment for all periods. During the year ended September 30, 1999 these purchases of investments were partially offset by the proceeds from sales of investments.

    Net cash provided by financing activities was $126.7 million for the year ended September 30, 1999, primarily from the net proceeds of our initial public offering of $121.1 million, as well as exercises of employee stock options, offset by payments on capital lease obligations. Net cash provided by financing activities was $4.2 million and $19.5 million for the years ended September 30, 1998 and 1997, respectively, primarily from the net proceeds from private sales of preferred stock, as well as exercises of employee stock options, offset by payments on capital lease obligations.

    Capital expenditures, including capital leases, were $8.6 million, $2.0 million and $1.0 million for the years ended September 30, 1999, 1998 and 1997, respectively. Our capital expenditures consisted of purchases of operating resources to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our capital expenditures will continue to increase in the future. Since inception, we have generally funded capital expenditures either through the use of working capital or with capital leases. In connection with the relocation of our headquarters we expect to spend from $8.5 million to $10.5 million in fiscal 2000 for computer and office equipment, furniture and fixtures and leasehold improvements. We will also need to purchase additional operating resources. We expect to fund these commitments from our existing cash and cash equivalents.

    We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that the net proceeds from the sale of the common stock in our initial public offering will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next year, provided that we do not undertake an unusual level of acquisition activity, and no such unusual activity is currently planned. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

YEAR 2000 READINESS

    The "Year 2000 issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

    We have designed all of our products to be Year 2000 compliant when configured and used in accordance with the related documentation and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are Year 2000 compliant. We continue to respond to customer questions about prior versions of our products on a case-by-case basis.

    Our definition of Year 2000 compliance is:

    - There is no value for the current date that will cause any interruption in operation;

    - Date-based functionality must behave consistently for dates prior to, during and after year 2000;

    - In all interfaces and data storage, the century in any date must be specified either explicitly or by unambiguous algorithms or interfacing rules; and

    - Year 2000 must be recognized as a leap year.

    We have completed an initial assessment of our material internal information technology systems, including both our own software products and third party software and hardware technology. Despite significant testing by us and assurances from developers of critical products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions. We have not completed an assessment of our non-information technology systems, although we have received a favorable assessment of the Year 2000 compliance of our new headquarters in Mountain View, California. We expect to continue testing of our information technology systems through the end of December 1999. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from these vendors that their systems are Year 2000 compliant. To date, we have received assurances from the vendors of our enterprise resource planning software and technology support software as to their Year 2000 compliance.

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

    We have funded our Year 2000 plan from operating cash flows and have not separately accounted for these costs in the past. To date, these costs have not been material. We will incur additional costs related to the Year 2000 plan for administrative personnel to finish managing the project, outside contractor assistance, technical support for our products, product engineering and customer satisfaction. In addition, we may experience material problems and costs associated with Year 2000 compliance that could seriously harm our business.

    We have not yet fully developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations, and, based on the current results of our Year 2000 compliance assessment, we do not anticipate the need to do so. The cost of developing and implementing such a plan may itself be material. Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failure interruptions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we expect the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows. We will be required to adopt SFAS No. 133 in fiscal 2001 in accordance with SFAS
No. 137, which delays the required implementation of SFAS No. 133 for one year.

    In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. We do not expect SOP 98-1 to have a material effect on our financial position, results of operations or cash flows. We will adopt SOP 98-1 in fiscal 2000.

    In April 1998, the AcSEC issued SOP 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES. Under SOP 98-5, the cost of start-up activities should be expensed as incurred. We expect that the adoption of SOP 98-5 will not have a material impact on our financial position, results of operations or cash flows. We will be required to adopt SOP 98-5 in fiscal 2000.

    In December 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which amends SOP 97-2, Software Revenue Recognition, and supercedes SOP 98-4. We do not expect SOP 98-9 to have a material effect on our financial position, results of operations or cash flows. We will adopt SOP 98-9 in fiscal 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

    We develop products in the United States and market our products in North America, Europe, Australia and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

INTEREST RATE RISK

    The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified investments, consisting primarily of investment grade securities. Due to the nature of our investments, we believe that there is no material risk exposure. All investments are carried at market value, which approximates cost.

    The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio.

(IN THOUSANDS, EXCEPT INTEREST RATES)  FY 2000    FY 2001    FY 2002    FY 2003    FY 2004    THEREAFTER    TOTAL
                                       --------   --------   --------   --------   --------   ----------   --------
Cash equivalents....................   $49,587         --         --         --         --           --    $ 49,587
  Average interest rate.............     4.62%         --         --         --         --           --       4.62%
Investments.........................   $47,868    $27,564    $26,724         --         --           --    $102,156
  Average interest rate.............     5.93%      6.00%      7.05%         --         --           --       6.40%
Total investment securities.........   $97,455    $27,564    $26,724         --         --           --    $151,743

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements, and the related notes thereto, of Ariba and the Report of Independent Auditors are filed as a part of this Form 10-K.

                                                                PAGE
                                                               NUMBER
                                                              --------
Independent Auditors' Report................................     46
Consolidated Balance Sheets as of September 30, 1999 and
  1998......................................................     47
Consolidated Statements of Operations and Other
  Comprehensive Income (Loss) for the years ended
  September 30, 1999, 1998 and 1997.........................     48
Consolidated Statements of Stockholders' Equity for the
  years ended September 30, 1999, 1998 and 1997.............     49
Consolidated Statements of Cash Flows for the years ended
  September 30, 1999, 1998 and 1997.........................     50
Notes to Consolidated Financial Statements..................     51

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and
Stockholders of Ariba, Inc.:

    We have audited the accompanying consolidated balance sheets of Ariba, Inc. and subsidiaries (the Company) as of September 30, 1999 and 1998, and the related consolidated statements of operations and other comprehensive income
(loss), stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1999. Our audits also included the related financial statement schedule listed in Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ariba, Inc. and subsidiaries at September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ KPMG LLP

Mountain View, California
October 18, 1999, except as to Note 8,
which is as of December 16, 1999

                          ARIBA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1998
                                                              -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 50,284        $  8,305
  Short-term investments....................................      47,868           3,603
  Restricted cash...........................................         800              --
  Accounts receivable, net of allowance of doubtful accounts
    of $20 and $0 in 1999 and 1998..........................       5,157           2,129
  Prepaid expenses and other current assets.................       1,936             255
                                                                --------        --------
    Total current assets....................................     106,045          14,292
Property and equipment, net.................................       9,402           2,217
Long-term investments.......................................      54,288           2,024
Other assets................................................         286             238
                                                                --------        --------
    Total assets............................................    $170,021        $ 18,771
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  3,846        $    962
  Accrued compensation and related liabilities..............       6,959           1,704
  Accrued liabilities.......................................       4,834           1,264
  Deferred revenue..........................................      30,733           3,938
  Current portion of long-term debt.........................         685             297
                                                                --------        --------
    Total current liabilities...............................      47,057           8,165
Long-term debt, net of current portion......................         781             647
                                                                --------        --------
    Total liabilities.......................................      47,838           8,812
                                                                --------        --------

Commitments
Stockholders' equity:
  Convertible preferred stock, $.002 par value; 20,000,000
    shares authorized; 0 and 4,461,294 shares issued and
    outstanding as of September 30, 1999 and 1998...........          --               9
  Common stock, $.002 par value; 200,000,000 shares
    authorized; 90,878,132 and 38,184,080 shares issued and
    outstanding as of September 30, 1999 and 1998...........         182              76
  Additional paid-in capital................................     191,332          28,180
  Deferred stock-based compensation.........................     (24,178)         (2,735)
  Accumulated other comprehensive income (loss).............        (221)             61
  Accumulated deficit.......................................     (44,932)        (15,632)
                                                                --------        --------
    Total stockholders' equity..............................     122,183           9,959
                                                                --------        --------
      Total liabilities and stockholders' equity............    $170,021        $ 18,771
                                                                ========        ========

          See accompanying notes to consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     AND OTHER COMPREHENSIVE INCOME (LOSS)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEARS ENDED SEPTEMBER 30,
                                                            -----------------------------------
                                                               1999         1998        1997
                                                            ----------   ----------   ---------
Revenues:
  License.................................................  $   26,768   $    6,040   $     630
  Maintenance and service.................................      18,604        2,323         130
                                                            ----------   ----------   ---------
      Total revenues......................................      45,372        8,363         760
                                                            ----------   ----------   ---------
Cost of revenues:
  License.................................................         724          165          13
  Maintenance and service.................................       8,089        1,373         927
                                                            ----------   ----------   ---------
      Total cost of revenues..............................       8,813        1,538         940
                                                            ----------   ----------   ---------
  Gross profit (loss).....................................      36,559        6,825        (180)
                                                            ----------   ----------   ---------
Operating expenses:
  Sales and marketing.....................................      33,859       10,311       2,235
  Research and development................................      11,620        4,499       1,899
  General and administrative..............................       7,917        2,580         588
  Amortization of stock-based compensation................      14,584          956          50
                                                            ----------   ----------   ---------
      Total operating expenses............................      67,980       18,346       4,772
                                                            ----------   ----------   ---------
  Loss from operations....................................     (31,421)     (11,521)     (4,952)
Other income, net.........................................       2,219          568         273
                                                            ----------   ----------   ---------
  Net loss before taxes...................................     (29,202)     (10,953)     (4,679)
Provision for income taxes................................          98           --          --
                                                            ----------   ----------   ---------
Net loss..................................................  $  (29,300)  $  (10,953)  $  (4,679)
                                                            ----------   ----------   ---------
Other comprehensive income (loss):
  Unrealized gain (loss) on investments...................        (283)          61          --
  Foreign currency translation adjustment.................           1           --          --
                                                            ----------   ----------   ---------
Other comprehensive income (loss).........................        (282)          61          --
                                                            ----------   ----------   ---------
Comprehensive loss........................................  $  (29,582)  $  (10,892)  $  (4,679)
                                                            ==========   ==========   =========
Basic and diluted net loss per share......................  $    (0.84)  $    (0.95)  $   (3.66)
                                                            ==========   ==========   =========
Shares used in computing basic and diluted net loss per
  share...................................................  35,031,804   11,523,824   1,279,174
                                                            ==========   ==========   =========

          See accompanying notes to consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                    CONVERTIBLE                                                             ACCUMULATED
                                  PREFERRED STOCK                              ADDITIONAL     DEFERRED         OTHER
                               ---------------------     COMMON      STOCK      PAID-IN     STOCK-BASED    COMPREHENSIVE
                                 SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL     COMPENSATION   INCOME (LOSS)
                               ----------   --------   ----------   --------   ----------   ------------   -------------
Issuance of common stock.....          --     $ --     29,075,200     $ 56      $    152      $   (200)        $  --
Issuance of Series A
  convertible preferred
  stock, net of issuance
  costs of $12...............   3,112,800        6             --       --         6,208            --            --
Issuance of Series B
  convertible preferred
  stock, net of issuance
  costs of $30...............   1,015,100        2             --       --        12,656            --            --
Issuance of common stock-
  options exercised..........          --       --     10,678,000       20           248            --            --
Repurchase of common stock...          --       --     (3,298,400)      (4)            2            --            --
Amortization of stock-based
  compensation...............          --       --             --       --            --            50            --
Net loss.....................          --       --             --       --            --            --            --
                               ----------     ----     ----------     ----      --------      --------         -----
Balance at September 30,
  1997.......................   4,127,900        8     36,454,800       72        19,266          (150)           --
Issuance of Series B
  convertible preferred
  stock, net of issuance
  costs of $3................     144,000       --             --       --         1,798            --            --
Issuance of Series BB
  convertible preferred
  stock, net of issuance
  costs of $7................     189,394        1             --       --         2,493            --            --
Issuance of common stock-
  options exercised..........          --       --      2,219,280        4           497            --            --
Repurchase of common stock...          --       --       (490,000)      --           (12)           --            --
Deferred stock-based
  compensation...............          --       --             --       --         3,541        (3,541)           --
Amortization of stock-based
  compensation...............          --       --             --       --            --           956            --
Issuance of warrants for
  common stock...............          --       --             --       --           504            --            --
Issuance of warrants for
  preferred stock............          --       --             --       --            93            --            --
Other comprehensive income...          --       --             --       --            --            --            61
Net loss.....................          --       --             --       --            --            --            --
                               ----------     ----     ----------     ----      --------      --------         -----
Balance at September 30,
  1998.......................   4,461,294        9     38,184,080       76        28,180        (2,735)           61
Issuance of common stock-
  options exercised..........          --       --      6,882,896       14         5,962            --            --
Repurchase of common stock...          --       --     (2,399,290)      (4)           (8)           --            --
Deferred stock-based
  compensation...............          --       --             --       --        36,027       (36,027)           --
Amortization of stock-based
  compensation...............          --       --             --       --            --        14,584            --
Conversion of preferred stock
  into common stock at
  Initial Public Offering....  (4,461,294)      (9)    35,690,352       71           (62)           --            --
Initial Public Offering, net
  of issuance costs of
  $1.900.....................          --       --     11,500,000       23       121,069            --            --
Issuance of common stock.....          --       --         14,400       --           166            --            --
Exercise of common stock
  warrants...................          --       --      1,005,694        2            (2)           --            --
Other comprehensive loss.....          --       --             --       --            --            --          (282)
Net loss.....................          --       --             --       --            --            --            --
                               ----------     ----     ----------     ----      --------      --------         -----
Balance at September 30,
  1999.......................          --     $ --     90,878,132     $182      $191,332      $(24,178)        $(221)
                               ==========     ====     ==========     ====      ========      ========         =====


                                                 TOTAL
                               ACCUMULATED   STOCKHOLDERS'
                                 DEFICIT        EQUITY
                               -----------   -------------
Issuance of common stock.....   $     --        $      8
Issuance of Series A
  convertible preferred
  stock, net of issuance
  costs of $12...............         --           6,214
Issuance of Series B
  convertible preferred
  stock, net of issuance
  costs of $30...............         --          12,658
Issuance of common stock-
  options exercised..........         --             268
Repurchase of common stock...         --              (2)
Amortization of stock-based
  compensation...............         --              50
Net loss.....................     (4,679)         (4,679)
                                --------        --------
Balance at September 30,
  1997.......................     (4,679)         14,517
Issuance of Series B
  convertible preferred
  stock, net of issuance
  costs of $3................         --           1,798
Issuance of Series BB
  convertible preferred
  stock, net of issuance
  costs of $7................         --           2,494
Issuance of common stock-
  options exercised..........         --             501
Repurchase of common stock...         --             (12)
Deferred stock-based
  compensation...............         --              --
Amortization of stock-based
  compensation...............         --             956
Issuance of warrants for
  common stock...............         --             504
Issuance of warrants for
  preferred stock............         --              93
Other comprehensive income...         --              61
Net loss.....................    (10,953)        (10,953)
                                --------        --------
Balance at September 30,
  1998.......................    (15,632)          9,959
Issuance of common stock-
  options exercised..........         --           5,976
Repurchase of common stock...         --             (12)
Deferred stock-based
  compensation...............         --              --
Amortization of stock-based
  compensation...............         --          14,584
Conversion of preferred stock
  into common stock at
  Initial Public Offering....         --              --
Initial Public Offering, net
  of issuance costs of
  $1.900.....................         --         121,092
Issuance of common stock.....         --             166
Exercise of common stock
  warrants...................         --              --
Other comprehensive loss.....         --            (282)
Net loss.....................    (29,300)        (29,300)
                                --------        --------
Balance at September 30,
  1999.......................   $(44,932)       $122,183
                                ========        ========

          See accompanying notes to consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   --------
OPERATING ACTIVITIES:
  Net loss..................................................  $ (29,300)  $(10,953)  $(4,679)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization.............................      1,417        644       112
  Amortization of stock-based compensation..................     14,584        956        50
  Non-cash warrant expense..................................         27        521        --
  Loss on disposition of property and equipment.............         --          4        22
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     (3,028)    (1,907)     (222)
    Prepaid expenses and other assets.......................     (1,756)      (171)     (246)
    Accounts payable........................................      2,884         66       896
    Accrued compensation and related liabilities............      5,255      1,589       115
    Accrued liabilities.....................................      3,570        704       560
    Deferred revenue........................................     26,795      3,606       332
                                                              ---------   --------   -------
  Net cash provided by (used in) operating activities.......     20,448     (4,941)   (3,060)
                                                              ---------   --------   -------

INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (7,581)      (896)     (995)
  Proceeds from the sales of investments....................     10,069         --        --
  Purchases of investments..................................   (106,880)    (5,566)       --
  Allocation to restricted cash.............................       (800)        --        --
                                                              ---------   --------   -------
  Net cash used in investing activities.....................   (105,192)    (6,462)     (995)
                                                              ---------   --------   -------

FINANCING ACTIVITIES:
  Borrowings under long-term debt...........................         --         --       400
  Repayments under long-term debt...........................       (499)      (544)      (20)
  Proceeds from sale of convertible preferred stock, net....         --      4,292    18,872
  Proceeds from sale of common stock........................    127,234        501       276
  Repurchase of common stock................................        (12)       (12)       (2)
                                                              ---------   --------   -------
  Net cash provided by financing activities.................    126,723      4,237    19,526
                                                              ---------   --------   -------
Net increase (decrease) in cash and cash equivalents........     41,979     (7,166)   15,471
Cash and cash equivalents at beginning of year..............      8,305     15,471        --
                                                              ---------   --------   -------
Cash and cash equivalents at end of year....................  $  50,284   $  8,305   $15,471
                                                              =========   ========   =======

Supplemental disclosures of cash flow information:
  Cash paid during period for interest......................  $     100   $    120   $    14
                                                              =========   ========   =======

  Non-cash investing and financing activities:
    Assets recorded under capital leases....................  $   1,021   $  1,108        --
                                                              =========   ========   =======
    Warrants issued for financing commitments...............         --   $     93        --
                                                              =========   ========   =======

          See accompanying notes to consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999, 1998 AND 1997

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Ariba, Inc. (Ariba or the Company) is a provider of Internet-based business-to-business electronic commerce network solutions for operating resources. Ariba's Operating Resources Management System (ORMS) is a robust, scalable and reliable network application that operates primarily within a buying organization's intranet. The Ariba Network is a global business-to-business electronic commerce network for operating resources, enabling buyers and suppliers to automate transactions on the Internet. Ariba ORMS and the Ariba Network enable organizations to automate the procurement cycle by linking enclosures throughout the organization with approvers and financial systems and by channeling purchases to preferred suppliers, enabling reduced operating costs and improved productivity.

    The Company was incorporated on September 17, 1996, under the laws of the state of Delaware and commenced operations on that date. The Company is headquartered in Mountain View, California, and has offices throughout the United States. The Company has established seven wholly-owned subsidiaries, namely Ariba Canada, Inc., Ariba U.K. Limited, Ariba Netherlands B.V., Ariba Sweden AB, Ariba Australia Pty Ltd, Ariba Deutschland GmbH and Ariba Switzerland GmbH/Sarl/Ltd liab Co., which are located in Canada, the United Kingdom, The Netherlands, Sweden, Australia, Germany and Switzerland, respectively.

BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared using an inception date of October 1, 1996, as no significant operating activities occurred between September 17, 1996, the date of incorporation, and September 30, 1996. Such activity consisted of the sale of common and preferred stock for $6,000,000 and interest earned of $1,000 and has been included in the fiscal 1997 consolidated financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain reclassifications, none of which affected net income, have been made to prior year amounts to conform to the current year presentation.

FOREIGN CURRENCY TRANSLATION

    The functional currency for the Company's international subsidiaries is the local currency of the country in which it operates. Assets and liabilities are translated using the exchange rate at the balance

                          ARIBA, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1999, 1998 AND 1997

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

sheet date. Revenues, expenses, gains, and losses are translated at the exchange rate on the date those elements are recognized. Translation adjustments, which have not been material to date, are included in other comprehensive income
(loss).

CASH AND CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

    The Company considers all highly liquid investments with original maturity dates of 90 days or less at the date of acquisition to be cash equivalents. As of September 30, 1999 and 1998, cash equivalents consist of money market funds, commercial paper, government/federal notes and bonds, certificates of deposit, and auction rate preferred stock in the amount of $49,587,000 and $8,288,000, respectively.

    The Company classifies its investments as "available-for-sale." Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses recorded as other comprehensive income (loss) until realized.

    In March 1999, the Company entered into a new facilities operating lease agreement. As part of this agreement, the Company is required to hold a certificate of deposit as a form of security. As of September 30, 1999, the certificate of deposit amounted to $800,000, and this amount is classified as restricted cash.

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

    The carrying value of the Company's financial instruments, including cash and cash equivalents, investments, accounts receivable and long-term debt approximates fair market value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. Management believes the financial risks associated with these financial instruments are minimal. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company's customer base consists of businesses in North America and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, as the Company's customers are large, well-established companies. To date, the Company has had no write-offs of accounts receivable.

                          ARIBA, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1999, 1998 AND 1997

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Significant customer information is as follows:

                                                             % OF TOTAL REVENUES              ACCOUNTS RECEIVABLE
                                                        ------------------------------   ------------------------------
                                                          1999       1998       1997       1999       1998       1997
                                                        --------   --------   --------   --------   --------   --------
Customer A............................................     --         --        39%         --         --         --
Customer B............................................     --         --        28%         --         --         --
Customer C............................................     --         --        26%         --         --        45%
Customer D............................................     --        21%         --         --         --         --
Customer E............................................     --        18%         --         --        15%         --
Customer F............................................     --        13%         --         --         --         --
Customer G............................................     --        13%         --         --        52%         --
Customer H............................................     --        11%         --         --         --         --
Customer I............................................    12%         --         --         --         --         --
Customer J............................................     --         --         --        11%         --         --
Customer K............................................     --         --         --        12%         --         --

CAPITALIZED SOFTWARE

    Costs related to the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility (in the form of a working model) of the product has been established, at which time such costs are capitalized, subject to expected recoverability. To date, the Company has not capitalized any development costs related to software products since the time period between technological feasibility and general release of a product is not significant and related costs incurred during that time period have not been material.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the property and equipment, generally three years for computer equipment, purchased software and office equipment and five years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the respective lease term or the estimated useful life of the asset.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                          ARIBA, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1999, 1998 AND 1997

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

    SOP 97-2 SOFTWARE REVENUE RECOGNITION, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. License revenue allocated to software products generally is recognized upon delivery of the products or ratably over a contractual period if unspecified software products are to be delivered during that period. Revenue allocated to maintenance is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed.

    If the services are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized using the percentage of completion method in accordance with the provisions of SOP 81-1, ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION TYPE AND CERTAIN PRODUCTION TYPE CONTRACTS. Such contracts are generally on a time and materials basis with a few fixed fee contracts entered into in fiscal 1998 and 1997. The contracts are not subject to renegotiation and range from 5 to 24 months in duration. Revenues and costs are recognized based on the labor hours incurred to date compared to total estimated labor hours for the contract. Contract costs include all direct material, direct labor and indirect costs related to contract performance. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

    Cost of license revenue primarily includes product, delivery and royalty costs. Cost of maintenance and service revenue consists primarily of labor costs for engineers performing implementation services and technical support and training personnel and facilities and equipment costs.

    Accounts receivable include amounts due from customers for which revenue has been recognized. Deferred revenue includes amounts received from customers for which revenue has not been recognized.

INCOME TAXES

    The Company utilizes the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

STOCK-BASED COMPENSATION

    The Company uses the intrinsic value method of accounting for all of its employee stock-based compensation plans. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board (FASB) Interpretation No 28.

                          ARIBA, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1999, 1998 AND 1997

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCUMULATED OTHER COMPREHENSIVE INCOME

    SFAS No. 130 REPORTING COMPREHENSIVE INCOME, establishes standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income" in a full set of general purpose financial statements. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Tax effects of comprehensive income (loss) are not considered material.

NET LOSS PER SHARE

    Basic net loss per share is computed using the weighted-average number of vested outstanding shares of common stock. Diluted net loss per share is computed using the weighted-average number of shares of vested common stock outstanding and, when dilutive, unvested common stock outstanding, potential common shares from options and warrants to purchase common stock using the treasury stock method and from convertible securities using the as-if-converted basis. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would be antidilutive. Pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the anticipated effective date of an IPO, are included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented. The Company has not had any issuances or grants for nominal consideration.

    The following table presents the calculation of basic and diluted net loss per common share as of September 30 (in thousands, except share and per share data):

                                                          1999           1998           1997
                                                      ------------   ------------   ------------
Net loss............................................  $    (29,300)  $    (10,953)  $     (4,679)
                                                      ------------   ------------   ------------
Basic and diluted:
  Weighted-average shares of common stock
    outstanding.....................................    52,091,454     37,378,518     28,539,988
  Less: weighted-average common shares subject to
    repurchase......................................   (17,059,650)   (25,854,694)   (27,260,814)
                                                      ------------   ------------   ------------
Weighted-average shares used in computing basic and
  diluted net loss per common share.................    35,031,804     11,523,824      1,279,174
                                                      ============   ============   ============
Basic and diluted net loss per common share.........  $      (0.84)  $      (0.95)  $      (3.66)
                                                      ============   ============   ============

                          ARIBA, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1999, 1998 AND 1997

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Diluted net loss per share does not include the effect of the following potential common shares at September 30:

                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Shares issuable under stock options......................  20,675,590    7,137,920    1,306,400
Shares of unvested stock subject to repurchase...........  14,535,888   20,581,520   29,563,600
Shares issuable pursuant to warrants to purchase common
  and convertible preferred stock........................      93,088    1,141,888           --
Shares of convertible preferred stock on an "as if
  converted" basis.......................................          --   35,690,352   33,023,200

    The weighted-average exercise price of stock options outstanding was $6.77, $.38 and $.07 as of September 30, 1999, 1998 and 1997, respectively. The weighted average purchase price of unvested stock was $.38, $.03 and $.01 as of September 30, 1999, 1998 and 1997, respectively. The weighted average exercise price of warrants was $1.59 and $1.65 as of September 30, 1999 and 1998, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

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

    In April 1998, the AcSEC issued SOP 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES. Under SOP 98-5, the cost of start-up activities should be expensed as incurred. The Company expects that the adoption of SOP 98-5 will not have a material impact on its financial position, results of operations or cash flows. The Company will be required to adopt SOP 98-5 in fiscal 2000.

    In December 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which amends SOP 97-2, Software Revenue Recognition, and supercedes SOP 98-4. The Company does not expect SOP 98-9 to have a material effect on our financial position, results of operations or cash flows. The Company will adopt SOP 98-9 in fiscal 2000.

                          ARIBA, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1999, 1998 AND 1997

2. FINANCIAL STATEMENT COMPONENTS

INVESTMENTS

    The following is a summary of available for sale securities (in thousands):

                                                                    SEPTEMBER 30, 1999
                                                      ----------------------------------------------
                                                                    GROSS        GROSS
                                                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                        COST        GAINS        LOSSES      VALUE
                                                      ---------   ----------   ----------   --------
Money market funds..................................  $ 35,601         --             --    $ 35,601
Commercial paper....................................     8,995         --             --       8,995
Government notes and bonds..........................    40,953         --             79      40,874
Corporate notes and bonds...........................    63,385         --            143      63,242
Certificates of deposit.............................     1,031         --             --       1,031
Auction rate preferred stock........................     2,000         --             --       2,000
                                                      --------        ---        -------    --------
                                                      $151,965         --        $   222    $151,743
                                                      ========        ===        =======    ========
Included in cash and cash equivalents...............  $ 49,588         --        $     1    $ 49,587
Included in short-term investments..................    47,938         --             70      47,868
Included in long-term investments...................    54,439         --            151      54,288
                                                      --------        ---        -------    --------
                                                      $151,965         --        $   222    $151,743
                                                      ========        ===        =======    ========

                                                                    SEPTEMBER 30, 1998
                                                      ----------------------------------------------
                                                                    GROSS        GROSS
                                                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                        COST        GAINS        LOSSES      VALUE
                                                      ---------   ----------   ----------   --------
Money market funds..................................  $  5,467         --             --    $  5,467
Government notes and bonds..........................     8,387         61             --       8,448
                                                      --------        ---        -------    --------
                                                      $ 13,854        $61             --    $ 13,915
                                                      ========        ===        =======    ========
Included in cash and cash equivalents...............  $  8,288         --             --    $  8,288
Included in short-term investments..................     3,573         30             --       3,603
Included in long-term investments...................     1,993         31             --       2,024
                                                      --------        ---        -------    --------
                                                      $ 13,854        $61             --    $ 13,915
                                                      ========        ===        =======    ========

    The following is a summary of contractual maturities of the Company's available for sale securities (in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Amounts maturing within one year............................  $ 47,868    $3,603
Amounts maturing one year through two years.................    27,564     2,024
Amounts maturing two years through three years..............    26,724        --
                                                              --------    ------
Securities available for sale...............................  $102,156    $5,627
                                                              ========    ======

                          ARIBA, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1999, 1998 AND 1997

2. FINANCIAL STATEMENT COMPONENTS (CONTINUED)

PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following as of September 30 (in thousands):

                                                                1999       1998
                                                              --------   --------
Computer equipment and purchased software...................  $ 5,341     $1,648
Office equipment............................................      509        300
Furniture and fixtures......................................      922        609
Leasehold improvements......................................    4,803        416
                                                              -------     ------
                                                               11,575      2,973
Less accumulated depreciation and amortization..............    2,173        756
                                                              -------     ------
                                                              $ 9,402     $2,217
                                                              =======     ======

    Certain computer equipment, software and office equipment are recorded under capital leases that aggregated $2,129,000 and $1,108,000 as of September 30, 1999 and 1998, respectively. Accumulated amortization on the assets recorded under capital leases aggregated $792,000 and $277,000 as of September 30, 1999 and 1998, respectively.

AMORTIZATION OF STOCK-BASED COMPENSATION

    Amortization of stock-based compensation consists of the following (in thousands):

                                                                   YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------------
                                                                1999          1998          1997
                                                              --------      --------      --------
Sales and marketing.........................................  $ 7,653         $583           --
Research and development....................................    2,998          178           --
General and administrative..................................    3,933          195           50
                                                              -------         ----          ---
                                                              $14,584         $956          $50
                                                              =======         ====          ===

OTHER INCOME, NET

    Other income, net, consists of the following (in thousands):

                                                                   YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------------
                                                                1999          1998          1997
                                                              --------      --------      --------
Interest income.............................................   $2,434        $ 705          $307
Interest expense............................................     (126)        (137)          (18)
Other expense...............................................      (89)          --           (16)
                                                               ------        -----          ----
                                                               $2,219        $ 568          $273
                                                               ======        =====          ====

                          ARIBA, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1999, 1998 AND 1997

3. STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

    In September 1996 and May 1997, the Company issued 3,112,800 shares of Series A convertible preferred stock at $2.00 per share. From August 1997 through December 1997, the Company issued 1,159,100 shares of Series B convertible preferred stock at $12.50 per share. In April 1998, the Company issued 189,394 shares of Series BB convertible preferred stock at $13.20 per share. All outstanding shares of the Company's convertible preferred stock automatically converted into Common Stock on a one-for-four basis upon completion of the Company's initial public offering. On April 20, 1999, the Board of Directors increased the number of authorized shares of convertible preferred stock to 20,000,000 effective after the Company's initial public offering. The accompanying consolidated financial statements reflect the increased authorized shares.

WARRANTS

    In November 1997, in connection with a lease line arrangement, the Company issued warrants to purchase 8,000 shares of the Company's Series B convertible preferred stock at a price of $12.50 per share, the fair value on the date of issuance. Upon the Company's initial public offering the warrants were converted into a warrant to purchase 64,000 shares of common stock. The fair value of the warrants of $62,000 was calculated using the Black-Scholes option pricing model and is being amortized to interest expense over the term of the lease, 42 months. In October 1999, the Company issued a net of 62,768 shares of common stock for no proceeds in the cashless exercise of these warrants.

    In June 1998, in connection with a marketing arrangement, the Company issued warrants to purchase 1,048,800 shares of the Company's common stock at a price of $1.65 per share. The warrants were immediately exercisable and were to expire on the earliest of (i) January 1, 2002, (ii) the effective date of the Company's initial public offering, (iii) on a sale or transfer by the Company of all or substantially all of its assets or (iv) on the acquisition of the Company by another entity. The fair value of the warrants of $504,000 was calculated using the Black-Scholes option pricing model and is included in sales and marketing expense for the year ended September 30, 1998. In June 1999, the Company issued a net of 1,005,694 shares of common stock for no proceeds in the cashless exercise of these warrants.

    In August 1998, in connection with an additional lease line arrangement, the Company issued warrants to purchase 3,636 shares of the Company's Series BB convertible preferred stock at a price of $13.20 per share, the fair value on the date of issuance. Upon the Company's initial public offering the warrants were converted into warrants to purchase 29,088 shares of common stock. The warrants are immediately exercisable and expire on the earliest of
(i) August 26, 2005 or (ii) three years from the effective date of the Company's initial public offering. The fair value of the warrants of $31,000 was calculated using the Black-Scholes option pricing model and is being amortized to interest expense over the term of the lease, 42 months.

COMMON STOCK

    In September 1996, 29,075,200 shares of common stock were issued to the Company's founders at $.00025 per share. Upon issuance, the Company had the right to repurchase 100% of these shares at $.00025 per share. These shares were issued subject to vesting based upon continued employment, with

                          ARIBA, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1999, 1998 AND 1997

3. STOCKHOLDERS' EQUITY (CONTINUED)

the repurchase right generally expiring ratably through September 2000. As of September 30, 1999, 4,897,400 shares of common stock issued to the Company's founders were subject to repurchase. Certain shares immediately vest upon a change in control of the Company, in an amount equal to the lesser of 50% of unvested shares or the number of unvested shares, that when added to the vested shares, equals 75% of shares purchased by that stockholder. Based on management's estimate of the fair value of these shares, the Company recorded $200,000 of deferred stock-based compensation expense. This amount is being amortized over the four-year vesting period. The Company may repurchase all unvested shares of common stock at the original issuance price upon an individual's termination of service with the Company.

    On June 28, 1999 the Company completed an initial public offering in which it sold 11,500,000 shares of Common Stock, including 1,500,000 shares in connection with the exercise of the underwriters' over-allotment option, at $11.50 per share. The Company received $121.1 million in cash, net of underwriting discounts, commissions and other offering costs. Concurrent with the offering the Company also sold 14,400 shares of common stock to its Canadian employees at $11.50 per share.

1996 STOCK PLAN

    The Company's 1996 Stock Plan (the 1996 Stock Plan), in effect through our initial public offering, authorized the granting of incentive and nonstatutory common stock options to employees, directors, and consultants at exercise prices no less than 100% and 85%, respectively, of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Stock options generally vest 25% after one year of service and thereafter ratably over 36 months of service and generally have a term of 10 years. The 1996 Stock Plan also allowed for exercise of unvested options. Shares of common stock issued to employees upon exercise of unvested options are subject to repurchase by the Company at the original exercise price. The Company's ability to repurchase these shares expires at a rate consistent with the vesting schedule of each option. Any right to repurchase shares upon an employee's termination of service lapses and all shares vest if the Company is subject to a change in control unless the Company's repurchase right is assumed by the acquiring entity. As of September 30, 1999, 9,638,488 shares of common stock were issued upon the exercise of unvested options subject to repurchase under the 1996 Stock Plan. On October 5, 1998, March 15, 1999 and April 20, 1999, the Board of Directors increased the number of authorized shares of common stock for issuance under the 1996 Stock Plan by 9,200,000, 4,400,000 and 5,200,000 shares, respectively.
Options that are canceled under the 1996 Stock Plan will be available for future grants under the Equity Incentive Plan. There were no shares available for option grants under the 1996 Stock Plan at September 30, 1999.

1999 EQUITY INCENTIVE PLAN

    The Company's Board of Directors approved the 1999 Equity Incentive Plan (the Incentive Plan) on April 20, 1999 under which 4,800,000 shares have been reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan will also be available for grant. The number of shares reserved under the Incentive Plan will automatically increase annually beginning on January 1, 2000 by the lesser of 4,000,000 shares or 5% of the total amount of shares of common stock outstanding. Under the Incentive Plan, eligible employees may purchase stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for incentive stock options and non-qualified options may

                          ARIBA, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1999, 1998 AND 1997

3. STOCKHOLDERS' EQUITY (CONTINUED)

not be less than 100% and 85%, respectively, of the fair value of common stock at the option grant date. Approximately 25,047,000 shares of common stock have been reserved for issuance under the Incentive Plan as of September 30, 1999. As of September 30, 1999, the Company has 4,372,284 shares available for grant under the Incentive Plan.

1999 DIRECTORS' STOCK OPTION PLAN

    The Company's Board of Directors adopted the 1999 Directors' Stock Option Plan (the Directors Plan) on April 20, 1999 under which 1,000,000 shares have been reserved for issuance. Each non-employee joining the Board of Directors following June 22, 1999 will automatically receive options to purchase 20,000 shares of common stock. In addition, each non-employee director will automatically receive options to purchase 5,000 shares of common stock at each annual meeting of the Board of Directors beginning after January 1, 2000. Each option will have an exercise price equal to the fair value of the common stock on the automatic grant date. As of September 30, 1999 there have been no shares issued under the Directors Plan and 1,000,000 shares are available for future issuance.

EMPLOYEE STOCK PURCHASE PLAN

    The Company's Board of Directors adopted the Employee Stock Purchase Plan (the Purchase Plan) on April 20, 1999 under which 8,000,000 shares have been reserved for issuance. The number of shares reserved under the Purchase Plan will automatically increase beginning on January 1 of each year by the lesser of 1,500,000 shares or 2% of the total amount of common stock shares outstanding. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 15% of the employees' cash compensation. The purchase price per share will be 85% of the common stock fair value at the lower of certain plan defined dates. As of September 30, 1999 there have been no shares issued under the Purchase Plan and 8,000,000 shares are available for future issuance.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through September 1999, the Company recorded deferred stock-based compensation of $38,401,000 for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally 4 years.

                          ARIBA, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1999, 1998 AND 1997

3. STOCKHOLDERS' EQUITY (CONTINUED)

    Had compensation cost been determined in accordance with SFAS No. 123 for all of the Company's stock-based compensation plans, net loss and net loss per share would have been changed to the amounts indicated below (in thousands, except per share data):

                                                    YEARS ENDED SEPTEMBER 30,
                                                  ------------------------------
                                                    1999       1998       1997
                                                  --------   --------   --------
Net loss:
  As reported...................................  $(29,300)  $(10,953)  $(4,679)
  Pro forma.....................................   (30,425)   (11,000)   (4,685)
Basic and diluted net loss per share:
  As reported...................................     (0.84)     (0.95)    (3.66)
  Pro forma.....................................  $  (0.87)  $  (0.95)  $ (3.66)

    For all grants that were granted prior to the Company's initial public offering in June 1999, the fair value of these options was determined using the minimum value method, which assumes no volatility except for non-employees. The fair value for the options granted subsequent to the Company's initial public offering was estimated at the date of grant using a Black-Scholes option pricing model. The fair value of the Company's stock based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                    YEARS ENDED SEPTEMBER 30,
                                                ---------------------------------
                                                  1999        1998        1997
                                                ---------   ---------   ---------
Expected Life.................................  3.0 years   2.5 years   2.6 years
Risk-free interest rate.......................       5.09%       5.50%       6.00%
Volatility....................................         80%         60%         60%

    To comply with the pro forma reporting requirements of SFAS No. 123 compensation cost is also estimated for the fair value of future employee stock purchase plan issuances. Therefore the Company has estimated the compensation cost for our first employee stock purchase plan issuance, which will be in January 2000. The fair value of purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended
September 30, 1999: no expected dividends; expected volatility of 80%; risk-free interest rate of 5.09%; and expected life of approximately 7 months.

                          ARIBA, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1999, 1998 AND 1997

3. STOCKHOLDERS' EQUITY (CONTINUED)

    A summary of our stock plans is as follows:

                                                              YEARS ENDED SEPTEMBER 30,
                                      -------------------------------------------------------------------------
                                               1999                     1998                     1997
                                      ----------------------   ----------------------   -----------------------
                                                   WEIGHTED-                WEIGHTED-                 WEIGHTED-
                                                    AVERAGE                  AVERAGE                   AVERAGE
                                                   EXERCISE                 EXERCISE                  EXERCISE
                                        SHARES       PRICE       SHARES       PRICE       SHARES        PRICE
                                      ----------   ---------   ----------   ---------   -----------   ---------
Outstanding at beginning of
  period............................   7,137,920    $  .38      1,306,400     $.07               --     $  --
  Granted...........................  20,899,766      6.91      8,544,800      .38       12,040,400       .03
  Exercised.........................  (6,882,896)      .94     (2,203,280)     .22      (10,646,000)      .03
  Forfeited.........................    (479,200)     2.78       (510,000)     .22          (88,000)      .03
                                      ----------               ----------               -----------
Outstanding at end of period........  20,675,590    $ 6.77      7,137,920     $.38        1,306,400     $ .07
                                      ==========               ==========               ===========
Exercisable at end of period........  19,306,590    $ 2.64      7,137,920     $.38        1,306,400     $ .07
                                      ==========               ==========               ===========
Weighted-average fair value of
  options granted during the period
  at market.........................   2,825,000    $36.31      2,068,000     $.03       12,040,400     $.005
Weighted-average fair value of
  options granted during the period
  at less than market...............  18,074,766    $ 2.31      6,476,800     $.59               --        --

    The following table summarizes information about stock options outstanding as of September 30, 1999:

                                                       OUTSTANDING                     EXERCISABLE
                                          -------------------------------------   ----------------------
                                                        WEIGHTED-
                                                         AVERAGE      WEIGHTED-                WEIGHTED-
                                                        REMAINING      AVERAGE                  AVERAGE
                                          NUMBER OF    CONTRACTUAL    EXERCISE    NUMBER OF    EXERCISE
RANGE OF EXERCISE PRICES                    SHARES     LIFE (YEARS)     PRICE       SHARES       PRICE
------------------------                  ----------   ------------   ---------   ----------   ---------
$.02--0.83..............................   5,004,236        8.71       $  .55      5,004,236     $ .55
1.00--1.19..............................   3,991,412        9.29         1.15      3,991,412      1.15
1.63....................................   3,604,828        9.46         1.63      3,604,828      1.63
3.00--6.00..............................   4,721,514        9.54         4.32      4,721,514      4.32
7.50--43.00.............................   2,060,600        9.64        10.00      1,984,600      8.79
55.22-79.13.............................   1,293,000        9.91        66.42              0      0.00
                                          ----------                              ----------
$.02--79.13.............................  20,675,590        9.31       $ 6.77     19,306,590     $2.64
                                          ==========                              ==========

                          ARIBA, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1999, 1998 AND 1997

4. INCOME TAXES

    Income taxes for the year ended September 30, 1999 was comprised of the following (in thousands):

                                                       CURRENT    DEFERRED    TOTAL
                                                       --------   --------   --------
1999:
  Federal............................................    $--        $--        $--
  State..............................................     --         --         --
  Foreign............................................     98         --         98
                                                         ---        ---        ---
    TOTAL............................................    $98        $--        $98
                                                         ===        ===        ===

    The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% to income (loss) before income taxes and actual income taxes as of September 30, 1999, 1998 and 1997 follows (in thousands):

                                                      1999       1998       1997
                                                    --------   --------   --------
Tax expense (benefit).............................  $(9,929)   $(3,724)   $(1,591)
Nondeductible expenses............................    5,230        416          6
Foreign tax differential..........................       98         --         --
Net operating loss and temporary differences for
  which no benefit was realized...................    4,699      3,308      1,585
                                                    -------    -------    -------
    TOTAL.........................................  $    98    $    --    $    --
                                                    =======    =======    =======

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of September 30, 1999 and 1998 are as follows (in thousands):

                                                             1999       1998
                                                           --------   --------
Accruals and reserves....................................  $  1,224   $ 1,095
Depreciation and amortization............................       258        87
Deferred start-up costs..................................       225       310
Credit carryforwards.....................................     1,130        --
Net operating loss carryforwards.........................     9,367     4,386
                                                           --------   -------
  TOTAL GROSS DEFERRED TAX ASSETS........................    12,204     5,878
                                                           --------   -------
Valuation allowance......................................   (12,204)   (5,878)
                                                           --------   -------
  NET DEFERRED TAX ASSETS................................  $     --   $    --
                                                           ========   =======

    The Company has provided a valuation allowance for 100% of its deferred tax assets due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets. The net increase in the total valuation allowance for the years ended September 30, 1999 and 1998, was approximately $6,326,000 and $3,394,000, respectively.

    As of September 30, 1999, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $24,068,000 and $20,287,000, respectively. These federal and state

                          ARIBA, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1999, 1998 AND 1997

4. INCOME TAXES (CONTINUED)

carryforwards expire in various years through fiscal year 2019 and 2005. The Company had research credit carryforwards for federal and state tax purposes of approximately $675,000 and $689,000, respectively. If not utilized, the federal carryforwards will expire in various years through fiscal year 2019. The state credit will carryforward indefinitely.

    The Internal Revenue Code of 1986, and applicable state tax laws, impose substantial restrictions on the ability of the Company to utilize net operating losses and tax credit carryforwards in the event of an "ownership change," as defined in Section 382 of the Internal Revenue Code. There have not been any substantial changes in ownership through September 30, 1999. The Company's federal and state tax losses and tax credit carryover incurred through that date of change are subject to an annual limitation.

5. LONG-TERM DEBT

    Long-term debt consists of future payments under capital lease obligations. The Company leases certain office equipment, computer equipment and software under capital leases. The related obligations under capitalized leases represent the present value of future minimum lease payments. Future minimum lease payments under capital leases as of September 30, 1999 are as follows (in thousands):

YEAR ENDING SEPTEMBER 30,
-------------------------
2000........................................................  $  770
2001........................................................     566
2002........................................................     229
2003........................................................      59
2004........................................................      --
Thereafter..................................................      --
                                                              ------
Total minimum lease payments................................   1,624
Less amount representing imputed interest...................     158
                                                              ------
Present value of minimum lease payments.....................   1,466
Less current portion........................................     685
                                                              ------
Capital lease obligations, less current portion.............  $  781
                                                              ======

    In November 1997, the Company entered into a lease line arrangement with a lending company in which the Company can obtain financing for up to $2,000,000. The lease term commenced on January 1, 1998, and is for 42 months.

    In August 1998, the Company entered into an additional lease line arrangement with a lending company in which the Company can obtain financing for up to $1,000,000. The lease term commenced on August 26, 1998, and is for 42 months.

    In May 1999, the Company entered into a credit agreement with a bank, which expires in March 2000 and is collateralized by certain assets of the Company. Under the provisions of the credit agreement, the Company may borrow up to $7.0 million on a revolving line of credit at the prime rate.

                          ARIBA, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1999, 1998 AND 1997

5. LONG-TERM DEBT (CONTINUED)

At September 30, 1999 there were no amounts outstanding under the revolving line of credit. The agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth. The agreement also does not permit the payment of dividends to stockholders.

6. COMMITMENTS

    The Company leases certain equipment and its facilities under various noncancelable operating leases. The leases expire through 2006. Rental expense was approximately $3,622,000, $865,000 and $371,000 for the years ended September 30, 1999, 1998 and 1997, respectively. Estimated future rents receivable from sublease agreements are $101,000 in fiscal 2000. Future minimum lease payments, net of sublease income as of September 30, 1999, are as follows (in thousands):

YEAR ENDING SEPTEMBER 30,
-------------------------
2000........................................................  $ 5,103
2001........................................................    5,197
2002........................................................    5,288
2003........................................................    5,399
2004........................................................    5,424
Thereafter..................................................    9,776
                                                              -------
Total minimum lease payments................................  $36,187
                                                              =======

    In October 1999, the Company entered in a new facilities sublease agreement for its former headquarters. The sublease term commences on December 1, 1999 and will end on September 13, 2004. Sublease receipts for the Company will be received on an escalating basis with the total future minimum sublease receipts amounting to approximately $4,481,000 over the lease term

7. SEGMENT INFORMATION

    The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in fiscal 1999. SFAS No. 131 supercedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE and establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    The Company operates in one segment, business-to-business electronic commerce solutions. The Company markets its products in the United States and in foreign countries through its sales personnel and its subsidiaries. The Chief Executive Officer has been identified as the Chief Operating Decision Maker ("CODM") because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the Company's operations.

                          ARIBA, INC. AND SUBSIDIARIES

                       SEPTEMBER 30, 1999, 1998 AND 1997

7. SEGMENT INFORMATION (CONTINUED)

    Information regarding geographic areas for the years ended September 30, 1999, 1998 and 1997 are as follows (in thousands):

                                                        1999       1998       1997
                                                      --------   --------   --------
REVENUES:
  United States.....................................  $38,660     $6,591      $760
  Netherlands.......................................    5,459         --        --
  Canada............................................      412      1,772        --
  Other foreign countries...........................      841         --        --
                                                      -------     ------      ----
    TOTAL...........................................  $45,372     $8,363      $760
                                                      =======     ======      ====

                                                        1999       1998       1997
                                                      --------   --------   --------
LONG-LIVED ASSETS:
  United States.....................................  $ 9,497     $2,455      $971
  Foreign countries.................................      191         --        --
                                                      -------     ------      ----
    TOTAL...........................................  $ 9,688     $2,455      $971
                                                      =======     ======      ====

    Revenues are attributed to countries based on the location of the customers. Major customer information is included in note 1.

8. SUBSEQUENT EVENTS

    On November 15, 1999, the Company signed a definitive agreement to acquire TradingDynamics, Inc., a leading provider of business-to-business Internet trading applications. The agreement is structured as a tax-free stock for stock merger and will be accounted for as a purchase transaction. The Company will issue stock worth approximately $500 million, based on current trading ranges, to TradingDynamics shareholders. The Company expects that the transaction will close in the quarter ending March 31, 2000. The Company has also entered into a loan agreement with TradingDynamics to loan TradingDynamics up to $2,000,000.

    On November 16, 1999, the Board of Directors authorized a two-for-one stock split of the Company's common stock, to be effected in the form of a stock dividend. The stock split will be effected by distribution to each stockholder of record as of December 3, 1999 of one share of the Company's common stock for each share of common stock held. The financial information included in the accompanying financial statements has been restated to give effect to the stock split.

    On December 16, 1999, the Company signed a definitive agreement to acquire TRADEX Technologies, Inc., a leading provider of solutions for Net Markets. The agreement is structured as a stock-for-stock merger and will be accounted for as a purchase transaction. The Company will issue stock worth approximately
$2 billion, based on current trading ranges, to TRADEX stockholders. The Company expects that the transaction will close in the quarter ending June 30, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    See the information set forth in the section entitled "Proposal
No. 1--Election of Directors" in Ariba's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of Ariba's fiscal year ended September 30, 1999 (the "2000 Proxy Statement"), which is incorporated herein by reference, and the information set forth in the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    See the information set forth in the section entitled "Executive Compensation and Related Information" in the 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    See the information set forth in the section entitled "Stock Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See the information set forth in the section entitled "Certain Relationships and Related Transactions" in the 2000 Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

    See Item 8 of this Form 10-K.

    2.  FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule of Ariba for each of the years ended September 30, 1999, 1998 and 1997 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Ariba.

                                                              PAGE NUMBER
                                                              -----------
Schedule II--Valuation and Qualifying Accounts..............      S-1

    Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information has otherwise been included.

    3.  EXHIBITS

    The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
         3.1            Amended and Restated Certificate of Incorporation of the
                        Registrant (which is incorporated herein by reference to
                        Exhibit 3.2 to the Registrant's Form S-1 Registration No.
                        333-76953).

         3.2 Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.4 to the Registrant's Form S-1 Registration No. 333-76953).

         4.1            Amended and Restated Investors' Rights Agreement, dated
                        April 17, 1998 (which is incorporated herein by reference to
                        Exhibit 4.1 to the Registrant's Form S-1 Registration No.
                        333-76953).

         4.2            Specimen Certificate of the Registrant's common stock (which is incorporated herein by reference to Exhibit 4.2 to the
                        Registrant's Form S-1 Registration No. 333-76953).

         4.3            Amended and Restated Investors' Rights Agreement, dated June
                        7, 1999 (which is incorporated herein by reference to
                        Exhibit 4.3 to the Registrant's Form S-1 Registration No.
                        333-76953).

        10.1 Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form S-1 Registration No. 333-76953).

        10.2            1996 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Form S-1
                        Registration No. 333-76953).

        10.3            1999 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 10.3 to the Registrant's Form S-1
                        Registration No. 333-76953).

        10.4            1999 Directors' Stock Option Plan (which is incorporated
                        herein by reference to Exhibit 10.4 to the Registrant's Form
                        S-1 Registration No. 333-76953).

        10.5 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant's Form S-1
                        Registration No. 333-76953).

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
        10.6            Industrial Complex Lease, dated August 11, 1997, by and
                        between MP Caribbean, Inc. and the Registrant (which is
                        incorporated herein by reference to Exhibit 10.6 to the
                        Registrant's Form S-1 Registration No. 333-76953).

        10.7            Lease Agreement, dated June 12, 1996, by and between
                        Charleston Place Associates and U.S. Robotics Access Corp.,
                        as amended (which is incorporated herein by reference to
                        Exhibit 10.7 to the Registrant's Form S-1 Registration No.
                        333-76953).

        10.8            Sublease, dated February 1999, by and between 3Com
                        Corporation, successor in interest to U.S. Robotics Access
                        Corp., and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant's Form S-1
                        Registration No. 333-76953).

        10.9            Sublease, dated October 1999, by and between the Registrant and ChainLink Technologies, Inc.

        23.1            Consent of Independent Auditors

        27.1            Financial Data Schedule.

(b)  REPORTS ON FORM 8-K

    A current report on Form 8-K was filed with the Securities and Exchange Commission by Ariba on November 24, 1999 to report the announcement of the signing of a definitive agreement to merge with TradingDynamics, Inc. and to report a two-for-one stock split, to be effected in the form of a stock dividend.

    A current report on Form 8-K will be filed with the Securities and Exchange Commission by Ariba to report the announcement of the signing of a definitive agreement to merge with TRADEX Technologies, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, who is duly authorized, in the City of Mountain View, State of California on this 23rd day of December, 1999.

                                                       ARIBA, INC.

                                                       By:             /s/ EDWARD P. KINSEY
                                                            -----------------------------------------
                                                                         Edward P. Kinsey
                                                                     CHIEF FINANCIAL OFFICER,
                                                            VICE-PRESIDENT-FINANCE AND ADMINISTRATION
                                                              AND SECRETARY (PRINCIPAL FINANCIAL AND
                                                                       ACCOUNTING OFFICER)

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith J. Krach and Edward P. Kinsey, and each of them, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       President, Chief Executive
                 /s/ KEITH J. KRACH                      Officer and Chairman of
     -------------------------------------------         the Board of Directors     December 23, 1999
                   Keith J. Krach                        (Principal Executive
                                                         Officer)

                                                       Chief Financial Officer,
                                                         Vice-President-Finance
                /s/ EDWARD P. KINSEY                     and Administration and
     -------------------------------------------         Secretary (Principal       December 23, 1999
                  Edward P. Kinsey                       Financial and Accounting
                                                         Officer)

                  /s/ PAUL HEGARTY
     -------------------------------------------       Director                     December 23, 1999
                    Paul Hegarty

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 /s/ ROBERT C. KAGLE
     -------------------------------------------       Director                     December 23, 1999
                   Robert C. Kagle

                 /s/ JOHN B. MUMFORD
     -------------------------------------------       Director                     December 23, 1999
                   John B. Mumford

     -------------------------------------------
                   Hatim A. Tyabji                     Director                     December 23, 1999

                                  ARIBA, INC.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                BALANCE AT
                                               BEGINNING OF   COSTS AND   DEDUCTIONS/   BALANCE AT END OF
CLASSIFICATION                                    PERIOD      EXPENSES    WRITE-OFFS         PERIOD
--------------                                 ------------   ---------   -----------   -----------------
Year ended September 30, 1999 Allowance for
  doubtful accounts..........................        --          $20           --              $20
Year ended September 30, 1998 Allowance for
  doubtful accounts..........................        --           --           --               --
Year ended September 30, 1997 Allowance for
  doubtful accounts..........................        --           --           --               --

                               INDEX TO EXHIBITS

       EXHIBIT
         NO.                                    DESCRIPTION
       -------                                  -----------
         3.1            Amended and Restated Certificate of Incorporation of the
                        Registrant (which is incorporated herein by reference to
                        Exhibit 3.2 to the Registrant's Form S-1 Registration No.
                        333-76953).

         3.2 Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.4 to the Registrant's Form S-1 Registration No. 333-76953).

         4.1            Amended and Restated Investors' Rights Agreement, dated
                        April 17, 1998 (which is incorporated herein by reference to
                        Exhibit 4.1 to the Registrant's Form S-1 Registration No.
                        333-76953).

         4.2            Specimen Certificate of the Registrant's common stock (which is incorporated herein by reference to Exhibit 4.2 to the
                        Registrant's Form S-1 Registration No. 333-76953).

         4.3            Amended and Restated Investors' Rights Agreement, dated June
                        7, 1999 (which is incorporated herein by reference to
                        Exhibit 4.3 to the Registrant's Form S-1 Registration No.
                        333-76953).

        10.1 Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form S-1 Registration No. 333-76953).

        10.2            1996 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Form S-1
                        Registration No. 333-76953).

        10.3            1999 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 10.3 to the Registrant's Form S-1
                        Registration No. 333-76953).

        10.4            1999 Directors' Stock Option Plan (which is incorporated
                        herein by reference to Exhibit 10.4 to the Registrant's Form
                        S-1 Registration No. 333-76953).

        10.5 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant's Form S-1
                        Registration No. 333-76953).

        10.6 Industrial Complex Lease, dated August 11, 1997, by and between MP Caribbean, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.6 to the Registrant's Form S-1 Registration No. 333-76953).

        10.7            Lease Agreement, dated June 12, 1996, by and between
                        Charleston Place Associates and U.S. Robotics Access Corp.,
                        as amended (which is incorporated herein by reference to
                        Exhibit 10.7 to the Registrant's Form S-1 Registration No.
                        333-76953).

        10.8            Sublease, dated February 1999, by and between 3Com
                        Corporation, successor in interest to U.S. Robotics Access
                        Corp., and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant's Form S-1
                        Registration No. 333-76953).

        10.9            Sublease, dated October 1999, by and between the Registrant and ChainLink Technologies, Inc.

        23.1            Consent of Independent Auditors

        27.1            Financial Data Schedule.