Form 10-Q
period 1999-12-31
ARIBA INC
filed 2000-02-14
CIK 1084755

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                           THE SECURITIES ACT OF 1934

                     For the Quarter Ended December 31, 1999
                        Commission File Number 000-26299

                                   ARIBA, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                     Delaware                           77-0439730
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)         Identification Number)

                              1565 Charleston Road
                         Mountain View, California 94043
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (650) 930-6200
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X No
                                     -   --


On January 31, 2000, 96,110,541 shares of the registrant's common stock were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   Ariba, Inc.

                                      Index


                                                                                                                    PAGE NO.
                                                                                                                    --------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets at December 31, 1999 and September 30, 1999                          3

              Condensed Consolidated Statements of Operations for the three-month periods ended December 31, 1999
                and 1998                                                                                                 4

              Condensed Consolidated Statements of Cash Flows for the three-month periods ended December 31, 1999
                and 1998                                                                                                 5

              Notes to the Condensed Consolidated Financial Statements                                                   6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                      9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                                25

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                         26

Item 2.       Changes in Securities and Use of Proceeds                                                                 26

Item 3.       Defaults Upon Senior Securities                                                                           26

Item 4.       Submission of Matters to a Vote of Securities Holders                                                     26

Item 5.       Other Information                                                                                         26

Item 6.       Exhibits and Reports on Form 8-K                                                                          26

              SIGNATURES                                                                                                28

PART I:  FINANCIAL INFORMATION
Item 1:  Financial Statements


                          ARIBA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)


                                                     December 31,     September 30,
                                                        1999              1999
                                                     ------------     -------------
ASSETS
Current assets:
   Cash and cash equivalents                         $    42,168      $     50,284
   Short-term investments                                 64,269            47,868
   Restricted cash                                           400               800
   Accounts receivable, net                                8,820             5,157
   Prepaid expenses and other current assets               6,216             1,936
                                                     -----------      ------------
      Total current assets                               121,873           106,045
Property and equipment, net                               14,106             9,402
Long-term investments                                     54,563            54,288
Other assets                                                 278               286
                                                     -----------      ------------
            Total assets                             $   190,820      $    170,021
                                                     -----------      ------------
                                                     -----------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $     6,945      $      3,846
   Accrued compensation and related liabilities           10,923             6,959
   Accrued liabilities                                     8,019             4,834
   Deferred revenue                                       46,709            30,733
   Current portion of long-term debt                         732               685
                                                     -----------      ------------
      Total current liabilities                           73,328            47,057
Long-term debt, net of current portion                       656               781
                                                     -----------      ------------
      Total liabilities                                   73,984            47,838
                                                     -----------      ------------

Stockholders' equity:
   Common stock                                              184               182
   Additional paid-in capital                            192,196           191,332
   Deferred stock-based compensation                     (19,674)          (24,178)
   Accumulated other comprehensive loss                     (604)             (221)
   Accumulated deficit                                   (55,266)          (44,932)
                                                     -----------      ------------
      Total stockholders' equity                         116,836           122,183
                                                     -----------      ------------
        Total liabilities and stockholders' equity   $   190,820      $    170,021
                                                     -----------      ------------
                                                     -----------      ------------

See accompanying notes to condensed consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                            Three Months Ended December 31,
                                                                               1999                  1998
                                                                            ---------               -------
Revenues:
   License                                                                  $  15,784              $  4,827
   Maintenance and service                                                      7,695                 2,025
                                                                            ---------               -------
      Total revenues                                                           23,479                 6,852
                                                                            ---------               -------
Cost of revenues:
   License                                                                        321                    53
   Maintenance and service (exclusive of stock-based
      compensation expense of $344 in 1999 and $96 in 1998)                     3,121                   902
                                                                            ---------               -------
      Total cost of revenues                                                    3,442                   955
                                                                            ---------               -------
   Gross profit                                                                20,037                 5,897
                                                                            ---------               -------

Operating expenses:
   Sales and marketing (exclusive of stock-based compensation
       expense of $2,163 in 1999 and $571 in 1998)                             19,774                 4,399
   Research and development (exclusive of stock-based compensation
      expense of $894 in 1999 and $250 in 1998)                                 4,443                 1,649
   General and administrative (exclusive of stock-based compensation
      expense of $1,318 in 1999 and $196 in 1998)                               3,421                 1,201
   Amortization of stock-based compensation                                     4,719                 1,113
                                                                            ---------               -------
      Total operating expenses                                                 32,357                 8,362
                                                                            ---------               -------
   Loss from operations                                                       (12,320)               (2,465)
Other income, net                                                               2,059                   106
                                                                            ---------               -------
   Net loss before income taxes                                               (10,261)               (2,359)
Provision for income taxes                                                         73                    --
                                                                            ---------               -------
Net loss                                                                    $ (10,334)           $   (2,359)
                                                                            ---------               -------
                                                                            ---------               -------

Basic and diluted net loss per share                                        $   (0.13)           $    (0.13)
                                                                            ---------               -------
                                                                            ---------               -------

Shares used in computing basic and diluted net loss per share                  77,990                18,124
                                                                            ---------               -------
                                                                            ---------               -------

See accompanying notes to condensed consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                       Three Months Ended December 31,
                                                                                        1999                     1998
                                                                                     --------                  -------
OPERATING ACTIVITIES:
   Net loss                                                                          $(10,334)                 $(2,359)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                          950                      225
   Amortization of stock-based compensation                                             4,719                    1,113
   Non-cash warrant expense                                                                 7                        7
   Changes in operating assets and liabilities:
      Accounts receivable                                                              (3,663)                     172
      Prepaid expenses and other assets                                                (4,280)                    (100)
      Accounts payable                                                                  3,099                       40
      Accrued compensation and related liabilities                                      3,964                      247
      Accrued liabilities                                                               3,185                     (103)
      Deferred revenue                                                                 15,976                    1,242
                                                                                     --------                  -------
   Net cash provided by operating activities                                           13,623                      484
                                                                                     --------                  -------
INVESTING ACTIVITIES:
   Purchases of property and equipment                                                 (5,448)                    (283)
   Purchases of investments                                                           (16,259)                  (1,229)
   Allocation to restricted cash                                                         (400)                      --
                                                                                     --------                  -------
   Net cash used in investing activities                                              (22,107)                  (1,512)
                                                                                     --------                  -------
FINANCING ACTIVITIES:
   Repayments under long-term debt                                                       (283)                    (109)
   Proceeds from sale of common stock                                                     651                       57
   Repurchase of common stock                                                              --                       (5)
                                                                                     --------                  -------
   Net cash provided by (used in) financing activities                                    368                      (57)
                                                                                     --------                  -------
Net decrease in cash and cash equivalents                                              (8,116)                  (1,085)
Cash and cash equivalents at beginning of period                                       50,284                    8,305
                                                                                     --------                  -------
Cash and cash equivalents at end of period                                            $42,168                   $7,220
                                                                                     --------                  -------
                                                                                     --------                  -------

See accompanying notes to condensed consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1.  Basis of Presentation

         The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended September 30, 1999, included in the Company's Form 10-K filed December 23, 1999 with the Securities and Exchange Commission.

         On November 16, 1999 the Board of Directors authorized a two-for-one stock split of the Company's common stock, in the form of a stock dividend. The stock split was effected by distribution to each stockholder of record as of December 3, 1999 of one share of the Company's common stock for each share of common stock held. The financial information included in the accompanying financial statements has been restated to give effect to the stock split.

         Accounts receivable includes amounts due from customers for which revenue has been recognized. Deferred revenue includes amounts received from customers for which revenue has not been recognized.

Note 2.   Net Loss Per Share

         The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

                                                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                                                                      1999            1998
                                                                                                 -----------         ---------
Net loss                                                                                         $   (10,334)        $  (2,359)
                                                                                                 -----------         ---------
Basic and diluted:
     Weighted-average number of shares of common stock outstanding                                    91,586            36,874
     Less:  Weighted-average number of common shares subject to repurchase                           (13,596)          (18,750)
                                                                                                 -----------         ---------
Weighted-average number of shares used in computing basic and diluted net loss per common share       77,990            18,124
                                                                                                 -----------         ---------

Basic and diluted net loss per common share                                                      $     (0.13)        $   (0.13)
                                                                                                 -----------         ---------
                                                                                                 -----------         ---------

Diluted net loss per share does not include the effect of the following potential common shares:

                                                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                                                                      1999            1998
                                                                                                 -----------         ---------
Shares issuable under stock options                                                                   20,853            10,373
Shares of unvested stock subject to repurchase                                                        12,312            16,786
Shares issuable pursuant to warrants to purchase common and convertible preferred stock                   29             1,142
Shares of convertible preferred stock on an "as if converted" basis                                       --            35,690


         The weighted-average exercise price of stock options outstanding was $12.23 and $0.57 as of December 31, 1999 and 1998, respectively. The weighted average repurchase price of unvested stock was $0.42 and $0.04 as of December 31, 1999 and 1998, respectively. The weighted average exercise price of warrants was $1.65 as of December 31, 1999 and 1998.

Note 3.   Comprehensive Income

         SFAS No. 130 REPORTING COMPREHENSIVE INCOME, establishes standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income." "Other Comprehensive Income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three months ended December 31, 1999 and 1998 were as follows (in thousands):

                                                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                                                                      1999            1998
                                                                                                 -----------         ---------
Net loss                                                                                         $   (10,334)        $  (2,359)
Unrealized loss on securities                                                                           (371)              (25)
Foreign currency translation adjustments                                                                 (12)               (7)
                                                                                                 -----------         ---------
Comprehensive loss                                                                               $   (10,717)        $  (2,391)
                                                                                                 -----------         ---------
                                                                                                 -----------         ---------

Tax effects of comprehensive loss are not considered material.

The components of accumulated other comprehensive loss at December 31, 1999 and September 30, 1999 were as follows (in thousands):

                                                                                                  DECEMBER 31,    SEPTEMBER 30,
                                                                                                      1999            1999
                                                                                                 -----------         ---------
Unrealized loss on securities                                                                    $      (593)        $    (222)
Foreign currency translation adjustments                                                                 (11)                1
                                                                                                 -----------         ---------
Accumulated other comprehensive loss                                                             $      (604)        $    (221)
                                                                                                 -----------         ---------
                                                                                                 -----------         ---------

Note 4.   Acquisitions

         On December 16, 1999, the Company signed a definitive agreement to acquire Tradex Technologies, Inc. ("Tradex"), a leading provider of solutions for net markets. The Company will purchase all of the outstanding capital stock of Tradex and will assume all of the outstanding stock options and warrants in exchange for approximately 19,000,000 shares of the Company's common stock (and options and warrants therefor). The Company will account for the purchase of Tradex under the purchase method of accounting and anticipates a significant portion of the purchase price will be allocated to goodwill and other intangible assets. The Company also anticipates taking a charge related to in-process research and development costs related to the acquisition in the quarter ending March 31, 2000. The Company expects that the transaction will close in the quarter ending March 31, 2000.

         On January 20, 2000, the Company acquired TradingDynamics, Inc. ("TradingDynamics"), a provider of business-to-business Internet trading applications, including business-to-business auction, request for quote
(RFQ), reverse auction, and bid/ask-style exchange mechanisms. The Company issued approximately 4,148,000 shares of its common stock (including options and warrants therefor) for all of the outstanding shares, options and warrants of TradingDynamics. The Company will account for the purchase of TradingDynamics under the purchase method of accounting and anticipates a significant portion of the purchase price will be allocated to goodwill and other intangible assets. The Company also anticipates taking a charge related to in-process research and development costs related to the acquisition in the quarter ending March 31, 2000.

Note 5.  Deferred Stock-Based Compensation

         The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through December 31, 1999, the Company recorded deferred stock-based compensation of $38.4 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally 4 years.

Note 6.  Line of Credit

         In May 1999, the Company entered into a credit agreement with a bank, which expires in March 2000 and is collateralized by certain assets of the Company. Under the provisions of the credit agreement, the Company may borrow up to $7.0 million on a revolving line of credit at the prime rate. At December 31, 1999 there were no amounts outstanding under the revolving line of credit.

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

         In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. The Company does not expect SOP 98-1 to have a material effect on its financial position, results of operations or cash flows. The Company adopted SOP 98-1 as of October 1, 1999.

         In April 1998, the AcSEC issued SOP 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES. Under SOP 98-5, the cost of start-up activities should be expensed as incurred. The Company does not expect SOP 98-5 to have a material effect on its financial position, results of operations or cash flows. The Company adopted SOP 98-5 as of October 1, 1999.

         In December 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which amends SOP 97-2, Software Revenue Recognition, and supercedes SOP 98-4. The Company does not expect SOP 98-9 to have a material effect on its financial position, results of operations or cash flows. The Company adopted SOP 98-9 as of October 1, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Risk Factors" and the risks discussed in our other Securities Exchange Commission ("SEC") filings, including our Registration Statement on Form S-1 declared effective on June 22, 1999 by the SEC (File No. 333-76953) and in our Annual Report on Form 10-K filed December 23, 1999 with the SEC.

OVERVIEW

         Ariba is a leading provider of Internet-based business-to-business electronic commerce solutions. We were founded in September 1996 and from that date through March 1997 were in the development stage, conducting research and developing our initial products. In March 1997, we began selling our products and related services and currently market them in the United States, Latin America, Europe, Canada, Australia and Asia primarily through our direct sales force and to a lesser extent through indirect sales channels.

         Through December 31, 1999, our revenues have been principally derived from licenses of our products, from maintenance and support contracts and from the delivery of implementation consulting and training services. Customers who license our Ariba Operating Resource Management System ("Ariba ORMS") or our other products also generally purchase maintenance contracts which provide software upgrades, technical support and connectivity to the Ariba Network over a stated term, which is usually a twelve-month period. Customers may purchase implementation services from us, but we expect to increasingly rely on third-party consulting organizations to deliver these services directly to our customers. We also offer fee-based training services to our customers.

         On October 1, 1997, we adopted Statement of Position, or SOP, 97-2, SOFTWARE REVENUE Recognition, which supersedes SOP 91-1, SOFTWARE REVENUE RECOGNITION. On October 1, 1999 we adopted Statement of Position, or SOP, 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which amends SOP 97-2, Software Revenue Recognition, and supercedes SOP 98-4. The adoption of SOP 97-2 and SOP 98-9 has not had a material effect on our operating results. SOP 97-2 generally requires revenues earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue allocated to software licenses is generally recognized upon delivery of the products or ratably over a contractual period if unspecified software products are to be delivered during that period. Starting in fiscal 1999, our standard license agreement provided customers the right to future unspecified software licenses. Accordingly, payments received from our customers upon the signing of these license agreements are deferred, and the revenue is recognized ratably over the contract period. Revenue allocated to maintenance is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed.

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

         Customers who license our software products generally receive a server capacity license, one or more of the Ariba ORMS modules and adapters to interface with financial, human resource and other existing enterprise systems. The fee for the server capacity license is based on the customers' estimated annual volume of line items of purchasing transactions. The license fees for the software modules and adapters consist of individual prices for each module or adapter.

         The volume licensing of the server capacity allows customers to scale the total cost of their purchase of our products to their needs. The server capacity license entitles customers to execute the licensed volume of line items of purchasing transactions during any annual period following their purchase of the server license. Our customers generally purchase estimated server capacity at the time of the purchase of the server license. Following the initial implementation of our products, and based on the reporting and analysis tools available through our products, our customers are able to understand their annual transaction volume more fully. Customers who exceed their estimated volume can purchase additional server capacity. However, there are no recurring annual license fees

         Our cost of license revenues includes royalties due to third parties for integrated technology, the cost of manuals and product documentation, the cost of production media used to deliver our products and shipping costs, including the costs associated with the electronic transmission of software to new customers. Our cost of maintenance and service revenues includes salaries and related expenses for our customer support, implementation and training services organizations, costs of third parties contracted to provide consulting services to customers and an allocation of our facilities, communications and depreciation expenses.

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

         Although revenues consistently increased from quarter to quarter, we incurred significant costs to develop our technology and products and to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception, and, as of December 31, 1999, had an accumulated deficit of $55.3 million. We believe our success is contingent on increasing our customer base and developing our products and services. We intend to continue to invest heavily in sales, marketing, research and development and, to a lesser extent, support infrastructure. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

         We had 465 full-time employees as of December 31, 1999 and intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth and increased demand, we must invest in and implement scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect future expansion to continue to challenge our ability to hire, train, manage and retain our employees.

         In connection with the granting of stock options to our employees, we recorded deferred stock-based compensation totaling approximately $38.4 million as of December 31, 1999. This amount represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. During fiscal 1999 and 1998, we recorded $13.5 million and $830,000, respectively, of related stock-based compensation amortization expense and during the three months ended December 31, 1999, we recorded $4.5 million of related stock-based compensation amortization expense. As of December 31, 1999, we had an aggregate of $19.6 million of related deferred compensation to be amortized. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through fiscal 2003. The amortization of stock-based compensation is presented as a separate component of operating expenses in our consolidated statement of operations.

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

RECENT EVENTS

         On December 16, 1999, we signed a definitive agreement to acquire Tradex Technologies, Inc. ("Tradex"), a leading provider of solutions for net markets. We will purchase all of the outstanding capital stock of Tradex and will assume all of the outstanding stock options and warrants in exchange for approximately 19,000,000 shares of our common stock (and options and warrants therefor). We will account for the purchase of Tradex under the purchase method of accounting and anticipate a significant portion of the purchase price will be allocated to goodwill and other intangible assets and charged to our earnings over the life of the goodwill and the other intangible assets. We also anticipate taking a charge related to in-process research and development costs related to the acquisition in the quarter ending March 31, 2000. We expect that the transaction will close in the quarter ending March 31, 2000

         On December 31, 1999, we entered into a definitive agreement with EDS CoNext to create a group of business-to-business net markets that will use our business-to-business ecommerce platform. EDS CoNext and Ariba each received warrants to purchase shares of the other's common stock. EDS CoNext will receive warrants to purchase shares of our common stock that currently constitute up to approximately 8.8% of our outstanding equity, based on current market values of our common stock and its current fully diluted equity after giving effect to the TradingDynamics acquisition as well as the proposed acquisition of Tradex. The warrants to purchase shares of our common stock will become exercisable upon EDS CoNext meeting significant predetermined performance targets. Warrants to purchase additional shares of our common stock will become exercisable when such performance targets are significantly exceeded. Subject to predetermined limits, the shares issuable upon exercise of the warrants to purchase our common stock adjust based on changes in the value of our common stock. In the event these performance targets are met, we may be required to record a significant non-cash accounting expense based upon the value of the warrants. In addition, from time to time we may enter into similar arrangements with, and issue additional warrants to, other third parties that could require us to record significant non-cash accounting expenses based upon the value of such warrants.

         On January 20, 2000, we acquired TradingDynamics, Inc. ("TradingDynamics"), a provider of business-to-business Internet trading applications including business-to-business auction, request for quote (RFQ), reverse auction, and bid/ask-style exchange mechanisms. We issued approximately 4,148,000 shares of our common stock for all of the outstanding shares, options and warrants of TradingDynamics. We will account for the purchase of TradingDynamics under the purchase method of accounting and anticipate a significant portion of the purchase price will be allocated to goodwill and other intangible assets and charged to our earnings over the life of the goodwill and the other intangible assets. We also anticipate taking a charge related to in-process research and development costs related to the acquisition in the quarter ending March 31, 2000.

RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data in absolute dollars for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q which, in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Form 10-K.


                                                                           Three Months Ended December 31,
                                                                       -------------------------------------
                                                                              1999                  1998
                                                                       ----------------         -----------
                                                                       (in thousands, except per share data)
Revenues:
   License                                                             $         15,784         $     4,827
   Maintenance and service                                                        7,695               2,025
                                                                       ----------------         -----------
      Total revenues                                                             23,479               6,852
                                                                       ----------------         -----------
Cost of revenues:
   License                                                                          321                  53
   Maintenance and service (exclusive of stock-based compensation
      expense of $344 in 1999 and $96 in 1998)                                    3,121                 902
                                                                       ----------------         -----------
      Total cost of revenues                                                      3,442                 955
                                                                       ----------------         -----------
   Gross profit                                                                  20,037               5,897
                                                                       ----------------         -----------
Operating expenses:
   Sales and marketing (exclusive of stock-based compensation
       expense of $2,163 in 1999 and $571 in 1998)                               19,774               4,399
   Research and development (exclusive of stock-based compensation
      expense of $894 in 1999 and $250 in 1998)                                   4,443               1,649
   General and administrative (exclusive of stock-based compensation
       expense of $1,318 in 1999 and $196 in 1998)                                3,421               1,201
   Amortization of stock-based compensation                                       4,719               1,113
                                                                       ----------------         -----------
      Total operating expenses                                                   32,357               8,362
                                                                       ----------------         -----------
   Loss from operations                                                         (12,320)             (2,465)
Other income, net                                                                 2,059                 106
                                                                       ----------------         -----------
   Net loss before income taxes                                                 (10,261)             (2,359)
Provision for income taxes                                                           73                  --
                                                                       ----------------         -----------
Net loss                                                               $        (10,334)        $    (2,359)
                                                                       ----------------         -----------
                                                                       ----------------         -----------
Basic and diluted net loss per share                                   $          (0.13)        $     (0.13)
                                                                       ----------------         -----------
                                                                       ----------------         -----------
Shares used in computing basic and diluted net loss per share                    77,990              18,124
                                                                       ----------------         -----------
                                                                       ----------------         -----------

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

REVENUES

         LICENSE. License revenues for the quarter ended December 31, 1999 were $15.8 million, a 227% increase over license revenues of $4.8 million for the quarter ended December 31, 1998. This increase was primarily attributable to continued market acceptance of our products, an increase in sales to new customers resulting from increased headcount in our sales force along with an increasing demand for business-to-business electronic commerce solutions and the increased acceptance of our products internationally.

         MAINTENANCE AND SERVICE. Maintenance and service revenues for the quarter ended December 31, 1999 were $7.7 million, a 280% increase over maintenance and service revenues of $2.0 million for the quarter ended December 31, 1998. This increase is attributable to increased licensing activity over the last year, which has resulted in increased revenues from customer implementations and maintenance contracts and, to a lesser extent, accelerated customer implementations and renewals of recurring maintenance have also contributed to the increase.

         During the quarter ended December 31, 1999 two individual customers each accounted for more than 10% of total revenues, and, in the quarter ended December 31, 1998, four individual customers each accounted for more than 10% of total revenues. Revenues from international sales were $8.0 million in the quarter ended December 31, 1999 and were $127,000 for the quarter ended December 31, 1998.

         Going forward, we plan to continue to add services and other functionality to the Ariba Network. As such, we expect to charge fees for these services. The revenues associated may be a combination of transaction and/or annual subscription fees. Examples of such services might include electronic payment, bid/quote and sourcing, among others. We expect these network related revenues to be a significant contributor to total revenues over time. However, we cannot predict whether these services and other functionality will be commercially successful or whether they will adversely impact revenues from our Ariba ORMS products and services. We would be seriously harmed if the Ariba Network is not commercially successful, particularly if we experience a decline in the growth or growth rate of revenues from our ORMS solution. In general, we expect that total revenue will fluctuate in future periods depending on the timing and acceptance of new product and service introductions, customer buying patterns, pricing actions taken by us, competition and other factors.

COST OF REVENUES

         LICENSE. Cost of license revenues were $321,000 in the quarter ended December 31, 1999, an increase of 506% over cost of license revenues of $53,000 for the quarter ended December 31, 1998. The increase in the cost of license revenues was attributable to royalties due to third parties for integrated technology.

         MAINTENANCE AND SERVICE. Cost of maintenance and service revenues were $3.1 million in the quarter ended December 31, 1999, an increase of 246% over cost of maintenance and service revenues of $902,000 for the quarter ended December 31, 1998. Our cost of maintenance and service revenues includes salaries and related expenses for our customer support, implementation and training services organizations, costs of third parties contracted to provide consulting services to customers and an allocation of our facilities, communications and depreciation expenses. The increase was primarily attributable to personnel costs associated with increases in the number of implementation, training and technical support personnel because of increased licensing activity over the last year resulting in increased implementation, customer support and training costs.

         During the quarter ended December 31, 1999, cost of maintenance and service revenues including related stock-based amortization increased to $3.5 million from $1.0 million for the quarter ended December 31, 1998. In addition to the increases mentioned in the above paragraph the increase was also due to a greater number of stock options being subject to amortization during the more recent quarter where the original exercise price of the option was below the deemed fair value of our common stock for accounting purposes. The amortization of stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date certain stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. As of December 31, 1999, we had an aggregate of $1.5 million of deferred compensation relating to cost of maintenance and service revenues still to be amortized.

OPERATING EXPENSES

         SALES AND MARKETING. During the quarter ended December 31, 1999, sales and marketing expenses were $19.8 million, an increase of 350% over sales and marketing expenses of $4.4 million for the quarter ended December 31, 1998. The increase was primarily attributable to increased sales commissions as a result of increased sales, an increase in salaries and related expenses because of an increase in the number of sales and marketing employees, an increase in fees paid to outside professional service providers, expanded marketing programs for trade shows and customer advisory council meetings and increased facility costs related to the expansion of our corporate headquarters and international sales offices. We believe these expenses will continue to increase in absolute dollar amounts in future periods as we expect to continue to expand our sales and marketing efforts.

         During the quarter ended December 31, 1999, sales and marketing expenses including related stock-based amortization increased to $21.9 million from $5.0 million for the quarter ended December 31, 1998. In addition to the increases mentioned in the above paragraph the increase was also due to a greater number of stock options being subject to amortization during the more recent quarter where the original exercise price of the option was below the deemed fair value of our common stock for accounting purposes. As of December 31, 1999, we had an aggregate of $9.5 million of deferred compensation relating to sales and marketing expense still to be amortized.

         RESEARCH AND DEVELOPMENT. During the quarter ended December 31, 1999, research and development expenses were $4.4 million, an increase of 169% over research and development expenses of $1.6 million for the quarter ended December 31, 1998. The increase was primarily attributable to an increase in salaries and related expenses because of an increase in the number of research and development employees and increased facility costs related to the expansion of our corporate headquarters and international sales offices.

To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollar amounts in future periods.

         During the quarter ended December 31, 1999, research and development expenses including related stock-based amortization increased to $5.3 million from $1.9 million for the quarter ended December 31, 1998. In addition to the increases mentioned in the above paragraph the increase was also due to a greater number of stock options being subject to amortization during the more recent quarter where the original exercise price of the option was below the deemed fair value of our common stock for accounting purposes. As of December 31, 1999, we had an aggregate of $3.8 million of deferred compensation relating to research and development expense still to be amortized.

         GENERAL AND ADMINISTRATIVE. During the quarter ended December 31, 1999, general and administrative expenses were $3.4 million, an increase of 185% over general and administrative expenses of $1.2 million for the quarter ended December 31, 1998. The increase was primarily attributable to an increase in the number of finance, accounting, legal, human resources and information technology personnel, an increase in fees paid to outside professional service providers, increased facility costs related to the expansion of our corporate headquarters and international sales offices and to increased communication costs, particularly to remote offices. We believe general and administrative expenses will increase in absolute dollars, as we expect to add personnel to support our expanding operations, and to incur additional costs related to the growth of our business and our responsibilities as a public company.

         During the quarter ended December 31, 1999, general and administrative expenses including related stock-based amortization increased to $4.7 million from $1.4 million for the quarter ended December 31, 1998. In addition to the increases mentioned in the above paragraph the increase was also due to a greater number of stock options being subject to amortization during the more recent quarter where the original exercise price of the option was below the deemed fair value of our common stock for accounting purposes. As of December 31, 1999, we had an aggregate of $4.9 million of deferred compensation relating to general and administrative expense still to be amortized.

OTHER INCOME, NET

         Other income, net consists of interest income, interest expense and other non-operating expenses. During the quarter ended December 31, 1999, other income, net was $2.1 million, an increase of 1,842% over other income, net of $106,000 for the quarter ended December 31, 1998. This increase is primarily attributable to interest income resulting from higher average cash balances during the more recent period.

PROVISION FOR INCOME TAXES

         We incurred operating losses for all periods from inception through December 31, 1999. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely. We recorded income tax expense of $73,000 relating to our international subsidiaries during the quarter ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         In June 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $121.2 million. Prior to the offering we had financed our operations through private sales of preferred stock, with net proceeds of $23.2 million, bank loans and equipment leases. As of December 31, 1999, we had outstanding lease liabilities of $1.4 million and we have a line of credit of $7.0 million that can be used for working capital purposes. At December 31, 1999, no amounts were outstanding under the line of credit. The line of credit contains covenants that require the Company to maintain certain financial ratios and levels of net worth. The line of credit also does not permit the payment of dividends to stockholders. As of December 31, 1999, we had $161.0 million in cash, cash equivalents and investments, and $48.5 million in working capital.

         Net cash provided by operating activities was $13.6 million in the quarter ended December 31, 1999 and $484,000 in the quarter ended December 31, 1998. Net cash flows provided by operating activities in each period was primarily attributed to deferred revenue from customer payments that were not recognized as revenue, and, to a lesser extent, by amortization of stock-based compensation and by increases in accounts payable, accrued compensation and related liabilities and accrued liabilities. These cash flows provided by operating activities were partially offset by the net loss for each quarter and, to a lesser extent, an increase in prepaid expenses and other assets and an increase in accounts receivable for the quarter ended December 31, 1999.

         Net cash used in investing activities was $22.1 million in the quarter ended December 31, 1999 and $1.5 million in the quarter ended December 31, 1998. Cash used in investing activities primarily reflects purchases of property and equipment and purchases of investments in both periods.

         Net cash provided by financing activities was $368,000 in the quarter ended December 31, 1999, primarily from the proceeds of exercises of employee stock options, which was partially offset by payments on capital lease obligations. Net cash used in financing activities was $57,000 in the quarter ended December 31, 1998, primarily because of payments on capital lease obligations, partially offset from exercises of employee stock options.

         Capital expenditures, including capital leases, were $5.7 million in the quarter ended December 31, 1999 and $604,000 in the quarter ended December 31, 1998. Our capital expenditures consisted of purchases of operating resources to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our capital expenditures will continue to increase in the future. Since inception, we have generally funded capital expenditures either through the use of working capital or with capital leases. In connection with the relocation of our headquarters we expect to additionally spend approximately $6.0 to $8.0 million for computer and office equipment, furniture and fixtures and leasehold improvements because of the relocation. We will also need to purchase additional operating resources. We expect to fund these commitments from our existing cash and cash equivalents.

         We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that the net proceeds from the sale of the common stock in our initial public offering and our cash flow from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next year. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

YEAR 2000 COMPLIANCE

     We have tested our products and believe that they are year 2000 compliant. We have also inquired of significant vendors of our internal systems as to their year 2000 readiness, and we have also tested our material internal systems. We believe that, based on these tests and assurances of our vendors, we will not incur material costs to resolve year 2000 issues for our products and internal systems. Furthermore, to date we have not experienced any year 2000 problems and our customers or vendors have not informed us of any material year 2000 problems. If it comes to our attention that there are any year 2000 problems with our products or that some of our third-party hardware and software used in our internal systems are not year 2000 compliant, then we will endeavor to make modifications to our products and internal systems, or purchase new internal systems, to quickly respond to the problem. The costs already incurred by us to date related to year 2000 compliance are not material, and we do not anticipate incurring additional material costs related to year 2000 compliance.

RISK FACTORS

         In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Ariba and its business because such factors currently may have a significant impact on Ariba's business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in Ariba's other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

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

         THE MARKET FOR OUR SOLUTIONS IS AT AN EARLY STAGE. WE NEED A CRITICAL MASS OF LARGE BUYING ORGANIZATIONS AND THEIR SUPPLIERS TO IMPLEMENT OUR SOLUTIONS

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

         WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE.

         We incurred net losses of $4.7 million in fiscal 1997, $11.0 million in fiscal 1998, $29.3 million in fiscal 1999 and $10.3 million for the quarter ended December 31, 1999. We expect to derive substantially all of our revenues for the foreseeable future from licensing our products and from transaction based revenue. Although these revenues have grown in recent quarters, we may not be able to sustain these growth rates. In fact, we may not have any revenue growth, and our revenues could decline. Over the longer term, we expect to derive more of our revenues from revenues related to network access and network services, which is based on an unproven business model. Moreover, we expect to incur significant sales and marketing, research and development, and general and administrative expenses. In the future, we expect to incur substantial non-cash costs relating to the amortization of deferred compensation which will contribute to our net losses. As of December 31, 1999 we had an aggregate of $19.7 million of deferred compensation to be amortized. As a result, we expect to incur significant losses for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         - Ability to scale our network and operations to support large numbers of buyers, suppliers and transactions;

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

         -        Customer budget cycles and changes in these budget cycles; and

         -        General economic factors.

         Our quarterly revenues are especially subject to fluctuation because they depend on the sale of a small number of relatively large orders for our Ariba products and related services. As a result, our quarterly operating results may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. In some cases, we recognize revenues from product sales on a percentage of completion basis. Accordingly, our ability to recognize these revenues is subject to delays associated with our customers' ability to complete the implementation of Ariba products in a timely manner.
In some cases, we recognize revenues on a subscription basis over the life of the subscriptions specified in the contract, which is typically 12 to 24 months. Therefore, if we do not book a sufficient number of large orders in a particular quarter, our revenues in future periods could be lower than expected. We also continue to develop our business model for the Ariba
Network and related services. As this business model evolves, the potential for fluctuations in our quarterly results could increase. Furthermore, other revenue recognition policies and procedures may affect our quarterly revenues significantly. These policies and procedures may evolve or change over time based on applicable accounting standards and how these standards are interpreted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         WE DEPEND ON SUPPLIERS FOR THE SUCCESS OF THE ARIBA NETWORK.

         We depend on suppliers joining the Ariba Network. Any failure of suppliers to join the Ariba Network in sufficient and increasing numbers would make our network less attractive to buyers and consequently other suppliers. In order to provide buyers on the Ariba Network an organized method for accessing operating resources, we rely on suppliers to maintain web-based catalogs, indexing services and other content aggregation tools. Our inability to access and index these catalogs and services would result in our customers having fewer products and services available to them through our solution, which would adversely affect the perceived usefulness of the Ariba Network.

         WE RELY ON THIRD PARTIES TO EXPAND, MANAGE AND MAINTAIN THE COMPUTER AND COMMUNICATIONS EQUIPMENT AND SOFTWARE NEEDED FOR THE DAY-TO-DAY OPERATIONS OF THE ARIBA NETWORK.

         We rely on several third parties to provide hardware, software and services required to expand, manage and maintain the computer and communications equipment and software needed for the day-to-day operations of the Ariba Network. Services provided by these parties will include managing the Ariba Network web server, maintaining communications lines and managing network data centers, which are the locations on our network where data is stored. We may not successfully obtain these services on a timely and cost effective basis. Since the installation of the computer and communications equipment and software needed for the day-to-day operations of the Ariba Network to a significant extent will be managed by third parties, we will be dependent on those parties to the extent that they manage, maintain and provide security for it.

         THE BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE INDUSTRY IS VERY COMPETITIVE, AND WE FACE INTENSE COMPETITION FROM MANY PARTICIPANTS IN THIS INDUSTRY. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS WILL BE SERIOUSLY HARMED.

         The market for our solution is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We also increasingly encountered competition with respect to different aspects of our solution from Captura Software, Clarus, Commerce One, Concur Technologies, Extensity, GE Information Services, Intelisys, Netscape Communications, a subsidiary of America Online and VerticalNet. We also encounter competition from several major enterprise software developers, such as Oracle, PeopleSoft and SAP. In addition, because there are relatively low barriers to entry in the operating resource management software market, we expect additional competition from other established and emerging companies, as the operational resource management software market continues to develop and expand. For example, third parties that currently help implement Ariba ORMS could begin to market products and services that compete with our own. We could also face competition from new companies who introduce an Internet-based operating resource management solution.

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

         REVENUES COULD BE CONCENTRATED IN A RELATIVELY SMALL NUMBER OF
         CUSTOMERS.

         In the quarter ended December 31, 1999, two individual customers each accounted for more than 10% of our total revenues; in fiscal 1999, one customer accounted for more than 10% of our total revenues and, in fiscal 1998, five individual customers each accounted for more than 10% of our total revenues. We may continue to derive a significant portion of our revenues from a relatively small number of customers in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         WE MAY INCUR INCREASED NET LOSSES IF WE ARE REQUIRED TO RECORD A SIGNIFICANT ACCOUNTING EXPENSE UPON THE VESTING OF WARRANTS.

         On December 31, 1999, we entered into a definitive agreement with EDS CoNext to create a group of business-to-business net markets that will use our business-to-business ecommerce platform. EDS CoNext and Ariba each received warrants to purchase shares of the other's common stock. EDS CoNext will receive warrants to purchase shares of our common stock that currently constitute up to approximately 8.8% of our outstanding equity, based on current market values of our common stock and its current fully diluted equity after giving effect to the TradingDynamics acquisition as well as the proposed acquisition of Tradex. The warrants to purchase shares of our common stock will become exercisable upon EDS CoNext meeting significant predetermined performance targets. Warrants to purchase additional shares of our common stock will become exercisable when such performance targets are significantly exceeded. Subject to predetermined limits, the shares issuable upon exercise of the warrants to purchase our common stock adjust based on changes in the value of our common stock. In the event these performance targets are met, we may be required to record a significant non-cash accounting expense based upon the value of the warrants. In addition, from time to time we may enter into similar arrangements with, and issue additional warrants to, other third parties that could require us to record significant non-cash accounting expenses based upon the value of such warrants.

         WE ARE PROVIDING OUR ECOMMERCE PLATFORM TO BE USED IN CORPORATE INDEPENDENT INTERNET MARKETPLACES

         We have entered into agreements to create corporate independent internet marketplaces that will be powered by our business-to-business ecommerce platform. These marketplaces are recently formed and at an early stage of development. There is no guarantee regarding the level of activity of different companies in these marketplaces, the effectiveness of the interaction between our business-to-business ecommerce platform and the marketplace, the attractiveness and the offerings of other competitors in the market, and the marketplace could be affected by general domestic and international economic and political conditions.

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

         WE DEPEND ON THE INTRODUCTION OF NEW VERSIONS OF ARIBA ORMS AND OUR OTHER PRODUCTS AND ON ENHANCING THE FUNCTIONALITY AND SERVICES OFFERED THROUGH THE ARIBA NETWORK.

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

         IF WE FAIL TO RELEASE OUR PRODUCTS IN A TIMELY MANNER, OR IF OUR PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

         We may fail to introduce or deliver new potential offerings on a timely basis or at all. In the past, we have experienced delays in the commencement of commercial shipments of our new releases. If new releases or potential new products are delayed or do not achieve market acceptance, we could experience a delay or loss of revenues and customer dissatisfaction. Customers may delay purchases of Ariba ORMS or other products in anticipation of future releases. If customers defer material orders of Ariba ORMS or other products in anticipation of new releases or new product introductions, our business would be seriously harmed.

         NEW VERSIONS AND RELEASES OF ARIBA ORMS MAY CONTAIN ERRORS OR DEFECTS.

         Ariba ORMS is complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of our products. We have in the past discovered software errors in our new releases and new products after their introduction. In the past, we discovered problems with respect to the ability of software written in Java to scale to allow for large numbers of concurrent users of Ariba ORMS. We have experienced delays in release, lost revenues and customer frustration during the period required to correct these errors. We may in the future discover errors and additional scalability limitations, in new releases or new products after the commencement of commercial shipments. In addition, a delay in the commercial release of the next version of Ariba ORMS could also slow the growth of the Ariba Network.

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

         Our future performance depends on the continued service of our senior management, product development and sales personnel, in particular Keith Krach, our Chief Executive Officer and Chairman of the Board of Directors. None of these persons, including Mr. Krach, is bound by an employment agreement, and we do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. Our future success also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. We are particularly dependent on hiring additional personnel to increase our direct sales and research and development organizations. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

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

         OUR BUSINESS COULD BE ADVERSELY AFFECTED IF THE SYSTEMS WE USE ARE NOT YEAR 2000 COMPLIANT

         We have tested our products and believe that they are year 2000 compliant. We have also inquired of significant vendors of our internal systems as to their year 2000 readiness, and we have also tested our material internal systems. We believe that, based on these tests and assurances of our vendors, we will not incur material costs to resolve year 2000 issues for our products and internal systems. Furthermore, to date we have not experienced any year 2000 problems and our customers or vendors have not informed us of any material year 2000 problems. If it comes to our attention that there are any year 2000 problems with our products or that some of our third-party hardware and software used in our internal systems are not year 2000 compliant, then we will endeavor to make modifications to our products and internal systems, or purchase new internal systems, to quickly respond to the problem. The costs already incurred by us to date related to year 2000 compliance are not material, and we do not anticipate incurring additional material costs related to year 2000 compliance.

         AS WE EXPAND OUR INTERNATIONAL SALES AND MARKETING ACTIVITIES, OUR BUSINESS WILL BE SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

         To be successful, we believe we must continue to expand our international operations and hire additional international personnel. Therefore, we expect to commit significant resources to expand our international sales and marketing activities. If successful, we will be subject to a number of risks associated with international business activities. These risks generally include:

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

         On January 20, 2000 we completed our acquisition of TradingDynamics, a leading provider of business-to-business Internet trading applications. On December 16, 1999, we entered into a definitive agreement to acquire Tradex a leading provider of solutions for net markets. The Tradex acquisition is expected to be completed in the quarter ending March 31, 2000, subject to the satisfaction of standard closing conditions. We may find it necessary or desirable to acquire additional businesses, products, or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition, or integrate the acquired business, products or technologies into our existing business and operations. If our efforts are not successful, it could seriously harm our business.

         Completing the acquisition of Tradex, or a potential future acquisition, and integrating TradingDynamics, Tradex or other acquisitions will cause significant diversions of management time and resources. In particular, the acquisition of Tradex will require the integration of two large, geographically distant organizations. We have issued approximately 4,000,000 and will issue approximately 19,000,000 shares of our common stock (and options and warrants therefor), respectively, as consideration to TradingDynamics shareholders and TRADEX Technologies stockholders, which will result in immediate and substantial dilution to our existing stockholders. Similarly, if we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our equity could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, to consummate any acquisition. Financing for future acquisitions may not be available on favorable terms, or at all. In addition, in connection with our pending and future acquisitions we may be required to amortize significant amounts of goodwill and other intangible assets, which will negatively effect the operating income of our business.

         IN THE FUTURE WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN ORDER TO REMAIN COMPETITIVE IN THE BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE INDUSTRY. THIS CAPITAL MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

         We expect that the net proceeds from our initial public stock offering and our cash flow from operations will be sufficient to meet our currently anticipated working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

         OUR STOCK PRICE IS VOLATILE.

         The market price of the common stock may decrease significantly in response to the following factors, some of which are beyond our control:

         - Variations in our quarterly operating results versus market expectations;

         - Announcements that our revenue or income are below analysts' expectations;

         - Changes in securities analysts' estimates of our performance or industry performance;

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

         The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of the Company's investment portfolio.


  (IN THOUSANDS, EXCEPT
     INTEREST RATES)                      2000           2001       2002       2003       2004    THEREAFTER      TOTAL
---------------------------------       ---------    ---------   ---------   --------   -------  ------------   ----------
Cash equivalents                        $  41,838                                                               $ 41,838
  Average interest rate                      4.92%
Investments                             $  64,269      $28,910   $  23,403                                      $116,582
  Average interest rate                      6.03%        6.41%        6.74%

Total investment securities             $ 106,107      $28,910   $  23,403                                      $158,420

         We also have made two equity investments during the quarter ended December 31, 1999 of $1.5 million and $750,000 in two privately held Companies. These investments are not included in the table above. We account for these investments on the cost basis. Our ownership percentage is less than 5% in both of these Companies.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

         Not applicable.

ITEM 2.  Changes in Securities and Use of Proceeds

(c)  Changes in Securities

        On December 31, 1999, we issued warrants to purchase shares of our common stock in connection with the establishment of a joint venture with EDS CoNext and our receipt of warrants to purchase shares of EDS CoNext common stock constituting five percent of the fully-diluted equity of EDS CoNext. The warrants to purchase our common stock become exercisable upon EDS CoNext meeting significant predetermined performance targets. We also issued EDS CoNext an additional warrant that becomes exercisable in the event that these performance targets are significantly exceeded. These warrants expire five years after they become exercisable and have exercise prices ranging from a fixed exercise price of $177.375 to exercise prices that adjust based on the price of our common stock at the time they become exercisable. In addition, they may be exercised only on a net issuance basis such that, if exercised in full, the warrants would result in the issuance of approximately 12,000,000 shares of common stock, assuming the exercise of all shares subject to the warrants at current market values of our common stock. The offer and sale of the warrants to purchase Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The Company relied on the following criteria to make such exemption available: the number of offerees, the size and manner of the offering, the sophistication of the offerees and the availability of material information.

(d)  Use of Proceeds

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

         We paid a total of $9.3 million in underwriting discounts and commissions and approximately $1.8 million has been paid for costs and expenses related to the offering. None of the costs and expenses related to the offering were paid directly or indirectly to any director, officer, general partner of Ariba or their associates, persons owning 10 percent or more of any class of equity securities of Ariba or an affiliate of Ariba.

         After deducting the underwriting discounts and commissions and the offering expenses the estimated net proceeds to Ariba from the offering were approximately $121.2 million. The net offering proceeds have been used for general corporate purposes, to provide working capital to develop products and to expand the Company's operations. Funds that have not been used have been invested in money market funds, certificate of deposits and other investment grade securities. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

         Concurrent with the offering we also sold 14,400 shares of common stock to our Canadian employees at $11.50 per share. The offering costs associated with the offering of shares to our Canadian employees were not material.

ITEM 3.  Defaults Upon Senior Securities

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

         Not applicable.

ITEM 5.  Other information

         Not applicable.

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

                  A current report on Form 8-K was filed with the Securities and Exchange Commission by Ariba on December 23, 1999 to report the announcement of the signing of a definitive agreement to acquire Tradex Technologies, Inc.

                  A current report on Form 8-K was filed with the Securities and Exchange Commission by Ariba on January 25, 2000 to report the consummation of our merger with TradingDynamics, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ARIBA, INC.

Date:    February 14, 2000            By:  /s/  Edward P. Kinsey
                                           -----------------------------------
                                           Edward P. Kinsey
                                           Chief Financial Officer,
                                           Executive Vice-President-Finance and
                                           Administration and
                                           Secretary (Principal Financial and
                                           and Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.        EXHIBIT TITLE

27.1               Financial Data Schedule.