Form 10-Q
period 2000-03-31
ARIBA INC
filed 2000-05-15
CIK 1084755

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                           THE SECURITIES ACT OF 1934

                      For the Quarter Ended March 31, 2000
                        Commission File Number 000-26299

                                   ARIBA, INC.
             (Exact name of registrant as specified in its charter)



                     Delaware                           77-0439730
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)         Identification Number)

                              1565 Charleston Road
                         Mountain View, California 94043
                    (Address of principal executive offices)

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

                               Yes   X     No
                                   ----       ----


On April 28, 2000, 235,802,957 shares of the registrant's common stock were issued and outstanding.

==============================================================================

                                   Ariba, Inc.

                                      Index

                                                                                                                         PAGE NO.
                                                                                                                         --------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets at March 31, 2000 and September 30, 1999                                  3

              Condensed Consolidated Statements of Operations for the three and six-month periods ended March 31, 2000
                 and 1999                                                                                                     4

              Condensed Consolidated Statements of Cash Flows for the six-month period ended March 31, 2000 and 1999          5

              Notes to the Condensed Consolidated Financial Statements                                                        6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                          12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                                     32

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                              32

Item 2.       Changes in Securities and Use of Proceeds                                                                      32

Item 3.       Defaults Upon Senior Securities                                                                                34

Item 4.       Submission of Matters to a Vote of Securities Holders                                                          34

Item 5.       Other Information                                                                                              35

Item 6.       Exhibits and Reports on Form 8-K                                                                               35

              SIGNATURES                                                                                                     36

PART I:  FINANCIAL INFORMATION
Item 1:  Financial Statements


                          ARIBA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                                                March 31,             September 30,
                                                                                                  2000                    1999
                                                                                               -----------            -------------
ASSETS

Current assets:
   Cash and cash equivalents                                                                   $   187,803            $      50,284
   Short-term investments                                                                           61,457                   47,868
   Restricted cash                                                                                   1,500                      800
   Accounts receivable, net                                                                          9,790                    5,157
   Prepaid expenses and other current assets                                                         7,693                    1,936
                                                                                               -----------            -------------
      Total current assets                                                                         268,243                  106,045
Property and equipment, net                                                                         23,484                    9,402
Long-term investments                                                                               68,339                   54,288
Other assets                                                                                           276                      286
Goodwill and other intangibles, net                                                              3,386,418                        -
                                                                                               -----------            -------------
            Total assets                                                                       $ 3,746,760            $     170,021
                                                                                               ===========            =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                            $     8,541            $       3,846
   Accrued compensation and related liabilities                                                     24,642                    6,959
   Accrued liabilities                                                                              43,509                    4,834
   Deferred revenue                                                                                 84,608                   30,733
   Current portion of long-term debt                                                                   624                      685
                                                                                               -----------            -------------
      Total current liabilities                                                                    161,924                   47,057
                                                                                               -----------            -------------
Long-term debt, net of current portion                                                                 664                      781
                                                                                               -----------            -------------
      Total liabilities                                                                            162,588                   47,838
                                                                                               -----------            -------------
Stockholders' equity:
   Common stock                                                                                        468                      364
   Additional paid-in capital                                                                    3,778,660                  191,150
   Deferred stock-based compensation                                                               (16,307)                 (24,178)
   Accumulated other comprehensive income (loss)                                                     2,557                     (221)
   Accumulated deficit                                                                            (181,206)                 (44,932)
                                                                                               -----------            -------------
      Total stockholders' equity                                                                 3,584,172                  122,183
                                                                                               -----------            -------------
             Total liabilities and stockholders' equity                                        $ 3,746,760            $     170,021
                                                                                               ===========            =============



         See accompanying notes to condensed consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                         Three Months Ended March 31,   Six Months Ended March 31,
                                                                              2000           1999           2000           1999
                                                                           ---------      ---------      ---------      ---------
Revenues:
   License                                                                 $  26,187      $   5,673      $  41,971      $  10,500
   Maintenance and service                                                    13,855          3,813         21,550          5,838
                                                                           ---------      ---------      ---------      ---------
      Total revenues                                                          40,042          9,486         63,521         16,338
                                                                           ---------      ---------      ---------      ---------
Cost of revenues:
   License                                                                     1,920            197          2,241            250
   Maintenance and service (exclusive of stock-based
      compensation expense of $281 and $229 for the three months ended March 31, 2000 and 1999 and $625 and $325 for the
      six months ended March 31, 2000 and 1999, respectively)                  4,527          1,607          7,648          2,509
                                                                           ---------      ---------      ---------      ---------
      Total cost of revenues                                                   6,447          1,804          9,889          2,759
                                                                           ---------      ---------      ---------      ---------
   Gross profit                                                               33,595          7,682         53,632         13,579
                                                                           ---------      ---------      ---------      ---------
Operating expenses:
   Sales and marketing (exclusive of stock-based compensation expense of $1,741 and $1,380 for the three months ended
      March 31, 2000 and 1999 and $3,904 and $1,951 for the six
      months ended March 31, 2000 and 1999, respectively)                     35,020          6,903         54,794         11,302
   Research and development (exclusive of stock-based
      compensation expense of $637 and $788 for the three months ended March 31, 2000 and 1999 and $1,531 and $1,038 for
      the six months ended March 31, 2000 and 1999, respectively)              7,124          2,200         11,567          3,849
   General and administrative (exclusive of stock-based
      compensation expense of $712 and $535 for the three months ended March 31, 2000 and 1999 and $2,030 and $731 for the
      six months ended March 31, 2000 and 1999, respectively)                  5,327          1,497          8,748          2,698
   Amortization of goodwill and other intangibles                             98,287              -         98,287              -
   In-process research and development                                        12,750              -         12,750              -
   Amortization of stock-based compensation                                    3,371          2,932          8,090          4,045
                                                                           ---------      ---------      ---------      ---------
      Total operating expenses                                               161,879         13,532        194,236         21,894
                                                                           ---------      ---------      ---------      ---------
   Loss from operations                                                     (128,284)        (5,850)      (140,604)        (8,315)
Other income, net                                                              2,713             81          4,772            187
                                                                           ---------      ---------      ---------      ---------
   Net loss before income taxes                                             (125,571)        (5,769)      (135,832)        (8,128)
Provision for income taxes                                                       369              -            442              -
                                                                           ---------      ---------      ---------      ---------
Net loss                                                                   $(125,940)     $  (5,769)     $(136,274)     $  (8,128)
                                                                           =========      =========      =========      =========

Basic and diluted net loss per share                                       $   (0.70)     $   (0.14)     $   (0.81)     $   (0.21)
                                                                           =========      =========      =========      =========

Shares used in computing basic and diluted net loss per share                179,241         41,307        167,610         38,778
                                                                           =========      =========      =========      =========



        See accompanying notes to condensed consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                 Six Months Ended March 31,
                                                                                                  2000                1999
                                                                                               ---------           ---------
OPERATING ACTIVITIES:
   Net loss                                                                                    $(136,274)          $  (8,128)
   Adjustments to reconcile net loss to net cash provided by operating activities:
        In-process research and development                                                       12,750                   -
        Depreciation and amortization                                                              2,163                 496
        Amortization of stock-based compensation                                                   8,090               4,045
        Amortization of goodwill and other intangibles                                            98,287                   -
        Non-cash warrant expense                                                                      14                  13
   Changes in operating assets and liabilities:
        Accounts receivable                                                                        4,441              (4,187)
        Prepaid expenses and other assets                                                         (5,652)               (674)
        Accounts payable                                                                           4,377                 483
        Accrued compensation and related liabilities                                              13,168               2,055
        Accrued liabilities                                                                        6,244               1,116
        Deferred revenue                                                                          24,389              14,821
                                                                                               ---------           ---------
   Net cash provided by operating activities                                                      31,997              10,040

INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                                      (12,254)             (2,033)
   Purchases of investments, net                                                                 (22,879)             (1,255)
   Cash acquired in purchase transactions                                                         99,638                   -
   Direct costs of purchase transactions                                                         (11,939)                  -
   Allocation to restricted cash                                                                    (700)               (800)
                                                                                               ---------           ---------
   Net cash provided by (used in) investing activities                                            51,866              (4,088)

FINANCING ACTIVITIES:
   Repayments under long-term debt                                                                  (444)               (219)
   Proceeds from sale of common stock                                                             54,141                 598
   Repurchase of common stock                                                                          -                  (5)
                                                                                               ---------           ---------
   Net cash provided by financing activities                                                      53,697                 374

EFFECT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                                        (41)                (16)
                                                                                               ---------           ---------
Net increase in cash and cash equivalents                                                        137,519               6,310
Cash and cash equivalents at beginning of period                                                  50,284               8,305
                                                                                               ---------           ---------
Cash and cash equivalents at end of period                                                     $ 187,803           $  14,615
                                                                                               =========           =========


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

         On both November 16, 1999 and March 2, 2000 the Board of Directors authorized a two-for-one stock split of the Company's common stock, in the form of a stock dividend thus effecting an overall four-for-one split stock split as of March 31, 2000. The financial information included in the accompanying financial statements has been restated to give effect to these stock splits.

         Accounts receivable includes amounts due from customers for which revenue has been recognized. Deferred revenue includes amounts received from customers for which revenue has not been recognized.

         Long-term investments include equity holdings in both public and private technology companies, which have been classified as available for sale. Public equity securities with a readily determinable fair value, are stated at fair value, which is determined based upon the quoted market price of the securities. Other equity securities are stated at the lesser of cost or the net realizable value.

Note 2.  Net Loss Per Share

         The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

                                                                           THREE MONTHS ENDED MARCH 31,  SIX MONTHS ENDED MARCH 31,
                                                                                2000          1999           2000           1999
                                                                             ---------      -------       ---------      ---------
Net loss                                                                     $(125,940)     $(5,769)      $(136,274)     $  (8,128)
                                                                             =========      =======       =========      =========
Basic and diluted:
     Weighted-average common shares outstanding                                202,273       73,840         192,721         73,794
     Less:  Weighted-average common shares subject to repurchase               (23,032)     (32,533)        (25,111)       (35,016)
                                                                             ---------      -------       ---------      ---------
Weighted-average common shares used in computing basic and diluted net
    loss per common share                                                      179,241       41,307         167,610         38,778
                                                                             =========      =======       =========      =========

Basic and diluted net loss per common share                                  $   (0.70)     $ (0.14)      $   (0.81)     $   (0.21)
                                                                             =========      =======       =========      =========

Diluted net loss per share does not include the effect of the following potential common shares at March 31(in thousands):

                                                                                                           2000           1999
                                                                                                           ----           ----
Shares issuable under stock options                                                                       49,112         32,661
Shares of unvested stock subject to repurchase                                                            21,017         32,782
Shares issuable pursuant to warrants to purchase common and convertible preferred stock                       58          2,284
Shares of convertible preferred stock on an "as if converted" basis                                            -         71,381


         The weighted-average exercise price of stock options outstanding was $16.12 and $0.50 as of March 31, 2000 and 1999,
respectively. The weighted average repurchase price of unvested stock was $0.24 and $0.07 as of March 31, 2000 and 1999, respectively. The weighted average exercise price of warrants was $0.83 and $0.82 as of March 31, 2000 and 1999, respectively.

Note 3.  Comprehensive Income

         SFAS No. 130 REPORTING COMPREHENSIVE INCOME, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and six months ended March 31, 2000 and 1999 were as follows (in thousands):

                                                                      THREE MONTHS ENDED MARCH 31,  SIX MONTHS ENDED MARCH 31,
                                                                          2000           1999           2000         1999
                                                                       ---------       -------       ---------     -------
Net loss                                                               $(125,940)      $(5,769)      $(136,274)    $(8,128)
Unrealized gain (loss) on securities                                       3,190           (55)          2,819         (80)
Foreign currency translation adjustments                                     (29)           (9)            (41)        (16)
                                                                       ---------       -------       ---------     -------
Comprehensive loss                                                     $(122,779)      $(5,833)      $(133,496)    $(8,224)
                                                                       =========       =======       =========     =======

Tax effects of comprehensive loss are not considered material.

The components of accumulated other comprehensive loss at March 31, 2000 and September 30, 1999 were as follows (in thousands):

                                                                                              MARCH 31,      SEPTEMBER 30,
                                                                                                 2000            1999
                                                                                                ------          -----
Unrealized gain (loss) on securities                                                            $2,597          $(222)
Foreign currency translation adjustments                                                           (40)             1
                                                                                                ------          -----
Accumulated other comprehensive income (loss)                                                   $2,557          $(221)
                                                                                                ======          =====

Note 4.  Acquisitions

         On January 20, 2000, the Company completed its acquisition of TradingDynamics, Inc. ("TradingDynamics"). TradingDynamics provides business-to-business Internet trading applications, including business-to-business auction, request for quote (RFQ), reverse auction, and bid/ask-style exchange mechanisms. Pursuant to the terms of the Agreement and Plan of Merger each share of TradingDynamics common stock was converted into the right to receive 0.6869094 shares of Ariba common stock. In addition, the Company assumed each issued and outstanding option and warrant to purchase shares of TradingDynamics common stock which was converted into an option or warrant to purchase Ariba common stock using an exchange ratio of 0.6869094.

         Pursuant to the exchange ratios applied in the acquisition, the Company issued 7,274,656 shares of Ariba common stock with a fair market value of $371.9 million and exchanged options and warrants to purchase 2,151,394 shares of Ariba common stock with a fair market value of $91.7 million. The fair market value of the exchanged options and warrants to purchase 2,151,394 shares of Ariba's common stock was valued using the Black-Scholes option pricing model with the following assumptions: 1) expected volatility of 0.9572, 2) weighted-average risk-free interest rate of 6.53%, 3) expected term of approximately 3 years and 4) no expected dividends. In connection with the acquisition, the Company incurred transaction costs consisting primarily of professional fees of $1.4 million, resulting in a total purchase price of $465.0 million. 829,660 shares of the stock issued are being held in an escrow account to secure and collateralize the indemnification obligations of TradingDynamics stockholders to Ariba. The results of operations of TradingDynamics have been included with the Company's results of operations since January 20, 2000, the date of acquisition.

          On March 8, 2000, the Company completed its acquisition of Tradex Technologies, Inc. ("Tradex"). Tradex was a provider of solutions for net markets. Pursuant to the terms of the Agreement and Plan of Reorganization each share of Tradex common stock was converted into the right to receive
1.36712 shares of Ariba common stock. In addition, the Company assumed each issued and outstanding option to purchase shares of Tradex common stock which was converted into an option to purchase Ariba common stock using an exchange ratio of 1.36712.

         Pursuant to the exchange ratios applied in the acquisition, the Company issued 34,059,336 shares of Ariba common stock with a fair market value of $2.1 billion and exchanged options to purchase 4,018,804 shares of Ariba common stock with a fair market value of $207.5 million. The fair market value of the exchanged options and warrants to purchase 4,018,804 shares of Ariba's common stock was valued using the Black-Scholes option pricing model with the following assumptions: 1) expected volatility of 0.9572, 2)
weighted-average risk-free interest rate of 6.55%, 3) expected term of approximately 3 years and 4) no expected dividends. In connection with the acquisition, the Company incurred transaction costs consisting primarily of professional fees of $28.8 million, resulting in a total purchase price of $2.3 billion. 3,374,738 shares of the stock issued are being held in an escrow account to secure and collateralize the indemnification obligations of Tradex stockholders to Ariba. The results of operations of Tradex have been included with the Company's results of operations since March 8, 2000, the date of acquisition.

         The acquisitions were accounted for as purchase business combinations which means that the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values on the date of acquisition.

         The total purchase price paid for the TradingDynamics acquisition was allocated as follows (in thousands):

                                                                            TRADINGDYNAMICS
                                                                            ---------------
                Property and equipment                                                 $224
                Net liabilities acquired, excluding property and equipment          (13,447)
                Identifiable intangible assets                                        6,800
                In-process research and development                                     950
                Goodwill                                                            470,477
                                                                            ---------------
                   Total                                                           $465,004
                                                                            ===============

         There was one project included in in-process research and development for TradingDynamics. The applications from this project will be integrated into the Company's products. The efforts required to complete the acquired in-process technology include the completion of all planning, designing and testing activities that are necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements.

         The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from TradingDynamics. The calculation of value was then adjusted to reflect only the value creation efforts of TradingDynamics prior to the close of the acquisition. At the time of the acquisition, the product was approximately 90% complete, and the cost to complete the project will not be material. The resultant value of in-process technology was further reduced by the estimated value of core technology. The Company charged the $950,000 for in-process research and development to operations in the three months ended March 31, 2000. A total of approximately $6.8 million of the purchase consideration was allocated to other intangible assets, including core technology ($4.4 million), assembled workforce ($1.1 millon) and non-compete covenants ($1.3 million) with these amounts being amortized over three years. The Company is still refining its purchase price allocation and there could be some adjustments in the future.

         The discount rates selected for estimating future discounted cash flows for the core and in-process technology were 20% and 25%, respectively. In the selection of the appropriate discount rates, consideration was given to the Company's estimated weighted average return on working capital and the Company's estimated weighted average return on assets. The discount rate utilized for the in-process technology was determined to be higher than the Company's estimated weighted average return on working capital due to the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than the Company's weighted average return on working capital, the Company has reflected the risk premium associated with achieving and sustaining growth rates and improved profitability as well as the increased rates of return associated with intangible assets.

         The total purchase price paid for the Tradex acquisition was allocated as follows (in thousands):

                                                                                 TRADEX
                                                                           ---------------
                Property and equipment                                             $3,502
                Net assets acquired, excluding property and equipment              75,679
                Identifiable intangible assets                                     15,300
                In-process research and development                                11,800
                Goodwill                                                        2,205,199
                                                                           ---------------
                   Total                                                       $2,311,480
                                                                           ===============

         There was one project included in in-process research and development for Tradex. The applications from this project will be integrated into the Company's products. The efforts required to complete the acquired in-process technology include the completion of all planning, designing and testing activities that are necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements.

         The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from Tradex. The calculation of value was then adjusted to reflect only the value creation efforts of Tradex prior to the close of the acquisition. At the time of the acquisition, the product was approximately 33% complete with approximately $693,000 in estimated costs remaining, the majority of which are expected to be incurred in 2000. The resultant value of in-process technology was further reduced by the estimated value of core technology. The Company charged the $11.8 million for in-process research and development to operations in the three months ended March 31, 2000. A total of approximately $15.3 million of the purchase consideration was allocated to other intangible assets, including core technology ($7.9 million), assembled workforce ($5.4 millon) and trade name/trademarks ($2.0 million) with these amounts being amortized over three years. The Company is still refining its purchase price allocation and there could be some adjustments in the future.

         The discount rates selected for estimating future discounted cash flows for the core and in-process technology were 21% and 22%, respectively. In the selection of the appropriate discount rates, consideration was given to the Company's estimated weighted average return on working capital and the Company's estimated weighted average return on assets. The discount rate utilized for the in-process technology was determined to be higher than the Company's estimated weighted average return on working capital due to the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than the Company's weighted average return on working capital, the Company has reflected the risk premium associated with achieving and sustaining growth rates and improved profitability as well as the increased rates of return associated with intangible assets.

         At March 31, 2000, accumulated amortization related to the goodwill and other intangible assets acquired in the TradingDynamics and Tradex acquisitions totaled $80.3 million. The goodwill and other intangible assets are being amortized over a three year period.

         The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the six month period ended March 31, 2000 and 1999 assuming TradingDynamics and Tradex had been acquired at the beginning of the periods presented (in thousands, except per share data):

                                     SIX MONTHS ENDED MARCH 31,
                                        2000            1999
                                        ----            ----
Revenue                                $74,202          $18,165
Net loss                              (532,470)        (462,559)
Basic and diluted net loss per share    $(2.65)          $(5.86)


         The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition they are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations. The charges for in-process research and development have not been included in the unaudited pro forma results because they are nonrecurring.

Note 5.  Intellectual Property Agreement

         In the quarter ended March 31, 2000 the Company sold 5,142,858 shares of common stock with a fair market value of $834.4 million to an outside party. As part of the sale the Company received intellectual property and $47.5 million in cash. The intellectual property is valued at the difference between the fair market value of the stock being exchanged and the cash received, which is $786.9 million. This amount is classified within other intangible assets on the balance sheet and is being amortized over three years based on the terms of the related intellectual property agreement. At March 31, 2000, accumulated amortization related to this item totaled $18.0 million.

Note 6.  Deferred Stock-Based Compensation

         The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through March 31, 2000, the Company has recorded deferred stock-based compensation of $38.0 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally 4 years.

Note 7.  Warrants

         In January 2000, in connection with an alliance with EDS CoNext, Inc., the Company issued warrants to purchase up to approximately 11,600,000 shares (0% to 4.9% of the Company's current stock outstanding) of the Company's common stock, assuming the exercise of such warrants on a net issuance basis at current market values, at various exercise prices. The warrants vest upon attainment of certain milestones primarily related to revenue targets and other sales related targets. The warrants generally expire either upon the termination of the agreement, five years from their vesting date or on December 31, 2008. The warrants can be earned over approximately a five year period.

         In February 2000, in connection with an alliance with Telefonica S.A., the Company issued warrants to purchase up to 4,800,000 shares (0% to 2.0% of the Company's current stock outstanding) of the Company's common stock at various exercise prices. The warrants vest upon attainment of certain milestones related to revenue targets. The warrants generally expire either upon termination of the agreement, when the milestone period expires or one year after the specific milestone is met. The warrants can be earned over approximately a five year period.

         In March 2000, in connection with an alliance with International Business Machines Corporation, the Company issued warrants to purchase up to 3,428,572 shares (0% to 1.5% of the Company's current stock outstanding) of the Company's common stock at an exercise price of $87.50. The warrants vest upon attainment of certain milestones related to revenue targets. The warrants generally expire either upon termination of the agreement, when the milestone period expires, or 18 months after the specific milestone is met. The warrants can be earned over approximately a five year period.

         If and when it becomes probable that the business partner will earn any of the above warrants, the Company will recognize a non-cash expense for these warrants. The amount of expense will be calculated using the Black-Scholes option pricing model. The total expense associated with the warrants will be measured at each subsequent balance sheet date until either the milestones are achieved or the warrants expire. Future remeasurement could result in substantial non-cash expense, which could fluctuate depending on the fair market value of the Company's common stock at each measurement date. At March 31, 2000 it was not considered probable that any of the warrants would vest and therefore there has not been any expense recognized for these warrants and no shares have been issued.

         The Company also received warrants for the common stock of EDS CoNext, Inc. in connection with the January alliance. The Company has currently earned one of these warrants. The estimated fair value of this warrant is included in the balance sheet under long-term investments with a value of approximately $200,000. The Company is recognizing the revenue related to this warrant on a straight-line basis over a five year period which represents the life of the agreement. The other warrants, which may be received by the Company, are based on performance milestones. They have not been earned as of March 31, 2000 and therefore the Company has not recorded any investment or revenue related to these warrants.

         Subsequent to March 31, 2000, and in connection with an alliance with Bank of America, N.A., the Company issued warrants to purchase up to 6,776,000 shares (0% to 2.9% of the Company's current stock outstanding) of the Company's common stock at an exercise price based on the ten day average of the Company's stock price up to and including the vesting date. Bank of America, N.A has currently earned one warrant for 1,936,000 shares. The Company will be calculating the expense of this warrant in the quarter ending June 30, 2000 and recognizing the expense over the life of the agreement, which is five years. This will be a substantial non-cash expense for the next five years. The remaining warrants within this agreement vest upon attainment of certain milestones, which have not yet been achieved.

Note 8.  Line of Credit

         In May 1999, the Company entered into a credit agreement with a bank, which was originally scheduled to expire in March 2000 and is collateralized by certain assets of the Company. In March this credit agreement was extended until May 31, 2000. Under the provisions of the credit agreement, the Company may borrow up to $7.0 million on a revolving line of credit at the prime rate. At March 31, 2000 there were no amounts outstanding under the revolving line of credit.

Note 9.  Commitments

         In March 2000, the Company entered into a new facilities operating lease agreement. The lease term commences upon possession and is for 12 years. The Company currently expects possession to be in the quarter ending June 30, 2001. Lease payments are going to be made on an escalating basis with the total future minimum lease payments amounting to $386.8 million over the lease term. The Company will also have to contribute a significant amount towards construction costs of the facility. This amount is currently estimated at approximately $116.0 million, but is subject to change. As part of this agreement, in April 2000, the Company is required to hold a certificate of deposit as a form of security. This certificate of deposit is for $25.7 million and it will be classified as restricted cash on our balance sheet.

Note 10. Recent Pronouncements

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101. This summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition principles comply with SAB 101.

         In March 2000, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-2, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS. EITF 00-2 discusses how an entity should account for costs incurred to develop a web site. We are currently evaluating EITF 00-2 and the potential financial reporting impact of this issue.

         In March 2000, the EITF reached a consensus on EITF 00-3, APPLICATION OF AICPA STATEMENT OF POSITION 97-2 TO ARRANGEMENTS THAT INCLUDE THE RIGHT TO USE SOFTWARE STORED ON ANOTHER ENTITY'S HARDWARE. EITF 00-3 discusses whether SOP 97-2 applies to arrangements that require the vendor to host the software and whether SOP 97-2 applies to arrangements in which the customer has an option to take delivery of the software and if so, when does delivery of the software occur and how does the vendor's hosting obligation impact revenue recognition. We are currently evaluating EITF 00-3 and the potential financial reporting impact of this issue.

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

OVERVIEW

         Ariba is a leading business-to-business electronic commerce platform provider. We were founded in September 1996 and from that date through March 1997 were in the development stage, conducting research and developing our initial products. In March 1997, we began selling our products and related services and currently market them in the United States, Latin America, Europe, Canada, Australia and Asia primarily through our direct sales force and to a lesser extent through indirect sales channels.

         On January 20, 2000 and March 8, 2000 we acquired TradingDynamics, Inc. ("TradingDynamics"), and Tradex Technologies, Inc. ("Tradex"), respectively, primarily for their product offerings and research and development teams. We accounted for these acquisitions as purchase business combinations. Accordingly, TradingDynamics' and Tradex's results of operations are included in our combined results from the date of the acquisitions. Please see Note 4 in the Notes to the Condensed Consolidated Financial Statements for more detailed information.

         Through March 31, 2000, our revenues have been principally derived from licenses of our products, from maintenance and support contracts and from the delivery of implementation consulting and training services. Customers who license our Ariba B2B Buyer or our other products also generally purchase maintenance contracts which provide software upgrades, technical support and connectivity to the Ariba Network over a stated term, which is usually a twelve-month period. Customers may purchase implementation services from us, but we expect to increasingly rely on third-party consulting organizations to deliver these services directly to our customers. We also offer fee-based training services to our customers.

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

         The majority of our customers who license our software products generally receive a server capacity license, one or more of the Ariba B2B Buyer modules and adapters to interface with financial, human resource and other existing enterprise systems. The fee for the server capacity license is based on the customers' estimated annual volume of line items of purchasing transactions. The license fees for the software modules and adapters consist of individual prices for each module or adapter.

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

         Our cost of license revenues includes royalties due to third parties for integrated technology, certain reseller sales commissions, the cost of manuals and product documentation, the cost of production media used to deliver our products and shipping costs, including the costs associated with the electronic transmission of software to new customers. Our cost of maintenance and service revenues includes salaries and related expenses for our customer support, implementation and training services organizations, costs of third parties contracted to provide consulting services to customers and an allocation of our facilities, communications and depreciation expenses.

         Our operating expenses are classified into general categories: sales and marketing, research and development and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category type, there are commonly recurring expenditures that are typically included in these categories in our operating expenses, such as salaries, employee benefits, incentive compensation, bonuses, sales commissions, travel and entertainment costs, telephone, communication, rent and facilities costs, and third-party professional services fees. The sales and marketing category of operating expenses includes expenditures specific to the marketing group, such as public relations and advertising, trade shows, marketing collateral materials and customer advisory council meetings.

         We allocate the total costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their headcount. These allocated charges include facility rent for the corporate office, communication charges and depreciation expense for office furniture and equipment.

         Also included in our operating expenses is the amortization of goodwill and other intangible assets. These expenses are for the amortization of goodwill and other intangible assets we have purchased in our acquisitions of TradingDynamics and Tradex and for the amortization of an intellectual property agreement we have entered into with an outside party. In the quarter ended March 31, 2000 we also had a charge related to the purchase of in-process technology related to the acquisitions. Please see Notes 4 and 5 in the Notes to the Condensed Consolidated Financial Statements for more detailed information.

         Although revenues consistently increased from quarter to quarter, we incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments, and for the amortization of our goodwill and other intangible assets. As a result, we have incurred significant losses since inception, and, as of March 31, 2000, had an accumulated deficit of $181.2 million. We believe our success is contingent on increasing our customer base and developing our products and services. We intend to continue to invest heavily in sales, marketing, research and development and, to a lesser extent, support infrastructure. We also will have significant expenses going forward related to the amortization of our goodwill and other intangible assets, and we may have substantial expenses related to the issuance of warrants to purchase our common stock. These warrant related expenses will not be recognized until the warrants are earned and will fluctuate depending on the market value of our common stock. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

         We had 1,002 full-time employees as of March 31, 2000 and intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth and increased demand, we must invest in and implement scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect future expansion to continue to challenge our ability to hire, train, manage and retain our employees.

         In connection with the granting of stock options to our employees, we recorded deferred stock-based compensation totaling approximately $38.0 million from inception up to March 31, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. During fiscal 1999 and 1998, we recorded $13.5 million and $830,000, respectively, of related stock-based compensation amortization expense and during the six months ended March 31, 2000, we recorded $7.9 million of related stock-based compensation amortization expense. As of March 31, 2000, we had an aggregate of $15.8 million of related deferred compensation to be amortized. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through fiscal 2003. The amortization of stock-based compensation is presented as a separate component of operating expenses in our consolidated statements of operations.

         In the quarter ended March 31, 2000 in connection with our recent acquisitions and our entering into an intellectual property agreement with an outside party, we recorded goodwill and other intangible assets of $3.5 billion. These assets are being amortized over their useful lives, which is three years. During the three months ended March 31, 2000, we recorded $98.3 million of amortization expense for these assets. As of March 31, 2000, we had an aggregate of $3.4 billion of goodwill and other intangible assets remaining to be amortized. The amortization of the remaining goodwill and other intangible assets will result in additional charges to operations through the quarter ending March 31, 2003. The amortization of goodwill and other intangible assets is presented as a separate component of operating expenses in our consolidated statements of operations. We also had a non-recurring charge of $12.8 million in the quarter ending March 31, 2000 for in-process research and development related to our recent acquisitions. Please see Notes 4 and 5 in the Notes to the Condensed Consolidated Financial Statements for more detailed information.

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

RECENT EVENTS

         On March 2, 2000 the Board of Directors authorized a two-for-one stock split of our common stock, to be effected in the form of a stock dividend. The stock split was effected on or about March 31, 2000 by distribution to each stockholder of record as of March 20, 2000 of one share of common stock for each share of common stock held. The financial information included in this report has been restated to give effect to the stock split.

         In January 2000, in connection with an alliance with EDS CoNext Inc., we issued warrants to purchase up to approximately 11,600,000 shares (0% to 4.9% of our current stock outstanding) of our common stock, assuming the exercise of such warrants on a net issuance basis at current market values, at various exercise prices. The warrants vest upon attainment of certain milestones related to revenue targets and other sales related targets. The warrants expire either upon the termination of the agreement, five years from their vesting date or on December 31, 2008. The warrants can be earned over approximately a five year period.

         In February 2000, in connection with an alliance with Telefonica S.A., we issued warrants to purchase up to 4,800,000 shares (0% to 2.0% of our current stock outstanding) of our common stock at various exercise prices. The warrants vest upon attainment of certain milestones related to revenue targets. The warrants expire either upon termination of the agreement, when the milestone period expires or one year after the specific milestone is met. The warrants can be earned over approximately a five year period.

         In March 2000, in connection with an alliance with International Business Machines Corporation, we issued warrants to purchase up to 3,428,572 shares (0% to 1.5% of our current stock outstanding) of our common stock at an exercise price of $87.50. The warrants vest upon attainment of certain milestones related to revenue targets. The warrants expire either upon termination of the agreement, when the milestone period expires, or 18 months after the specific milestone is met. The warrants can be earned over approximately a five year period.

         If and when it becomes probable that the business partner will earn any of the above warrants, we will recognize a non-cash expense for these warrants. The amount of expense will be calculated using the Black-Scholes option pricing model. The total expense associated with the warrants will be measured at each subsequent balance sheet date until either the milestones are achieved or the warrants expire. Future remeasurement could result in substantial non-cash expense, which could flucutate depending on the fair market value of our common stock at each measurement date. At March 31, 2000, it was not considered probable that any of the warrants would vest and therefore there has not been any expense recognized for these warrants and no shares have been issued.

          Subsequent to the quarter ended March 31, 2000, and in connection with an alliance with Bank of America N.A., we issued warrants to purchase up to 6,776,000 shares (0% to 2.9% of our current stock outstanding) of our common stock at an exercise price based on the ten day average of our stock price up to and including the vesting date. The business partner has currently earned one warrant for 1,936,000 shares. We will be calculating the expense of this warrant in the quarter ending June 30, 2000 and recognizing the expense over the life of the agreement, which is five years. This will be a substantial non-cash expense for the next five years. The remaining warrants within this agreement vest upon attainment of certain milestones, which have not yet been achieved.

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


                                                                     Three Months Ended March 31,       Six Months Ended March 31,
                                                                        2000              1999             2000            1999
                                                                      ---------         -------          ---------       -------
Revenues:
   License                                                              $26,187          $5,673            $41,971       $10,500
   Maintenance and service                                               13,855           3,813             21,550         5,838
                                                                      ---------         -------          ---------       -------
      Total revenues                                                     40,042           9,486             63,521        16,338
                                                                      ---------         -------          ---------       -------
Cost of revenues:
   License                                                                1,920             197              2,241           250
   Maintenance and service (exclusive of stock-based
      compensation expense of $281 and $229 for the three months ended March 31, 2000 and 1999 and $625 and $325 for the
      six months ended March 31, 2000 and 1999, respectively)             4,527           1,607              7,648         2,509
                                                                      ---------         -------          ---------       -------
      Total cost of revenues                                              6,447           1,804              9,889         2,759
                                                                      ---------         -------          ---------       -------
   Gross profit                                                          33,595           7,682             53,632        13,579
                                                                      ---------         -------          ---------       -------
Operating expenses:
   Sales and marketing (exclusive of stock-based compensation expense of $1,741 and $1,380 for the three months ended
      March 31, 2000 and 1999 and $3,904 and $1,951 for the six
      months ended March 31, 2000 and 1999, respectively)                35,020           6,903             54,794        11,302
   Research and development (exclusive of stock-based
      compensation expense of $637 and $788 for the three months ended March 31, 2000 and 1999 and $1,531 and $1,038 for
      the six months ended March 31, 2000 and 1999, respectively)         7,124           2,200             11,567         3,849
   General and administrative (exclusive of stock-based
      compensation expense of $712 and $535 for the three months ended March 31, 2000 and 1999 and $2,030 and $731 for the
      six months ended March 31, 2000 and 1999, respectively)             5,327           1,497              8,748         2,698
   Amortization of goodwill and other intangibles                        98,287               -             98,287             -
   In-process research and development                                   12,750               -             12,750             -
   Amortization of stock-based compensation                               3,371           2,932              8,090         4,045
                                                                      ---------         -------          ---------       -------
      Total operating expenses                                          161,879          13,532            194,236        21,894
                                                                      ---------         -------          ---------       -------
   Loss from operations                                                (128,284)         (5,850)          (140,604)       (8,315)
Other income, net                                                         2,713              81              4,772           187
                                                                      ---------         -------          ---------       -------
   Net loss before income taxes                                        (125,571)         (5,769)          (135,832)       (8,128)
Provision for income taxes                                                  369               -                442             -
                                                                      ---------         -------          ---------       -------
Net loss                                                              $(125,940)        $(5,769)         $(136,274)      $(8,128)
                                                                      =========         =======          =========       =======

Basic and diluted net loss per share                                     $(0.70)         $(0.14)            $(0.81)       $(0.21)
                                                                      =========         =======          =========       =======

Shares used in computing basic and diluted net loss per share           179,241          41,307            167,610        38,778
                                                                      =========         =======          =========       =======


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUES

         LICENSE. License revenues for the quarter ended March 31, 2000 were $26.2 million, a 362% increase over license revenues of $5.7 million for the quarter ended March 31, 1999. This increase was primarily attributable to continued market acceptance of our products, an increase in sales to new customers resulting from increased headcount in our sales force along with an increasing demand for business-to-business electronic commerce solutions across a broad range of industries, having new strategic products and solutions available, including those resulting from our acquisitions, having more business partners to help promote and sell our product domestically and internationally, and the increased acceptance of our products internationally.

         MAINTENANCE AND SERVICE. Maintenance and service revenues for the quarter ended March 31, 2000 were $13.9 million, a 263% increase over maintenance and service revenues of $3.8 million for the quarter ended March 31, 1999. This increase is attributable to increased licensing activity as discussed above, which has resulted in increased revenues from customer implementations and maintenance contracts and, to a lesser extent, accelerated customer implementations and renewals of recurring maintenance have also contributed to the increase.

         During the quarter ended March 31, 2000, no individual customers accounted for more than 10% of total revenues, and, in the quarter ended March 31, 1999, two individual customers each accounted for more than 10% of total revenues. Revenues from international sales were $7.1 million in the quarter ended March 31, 2000 and were $936,000 for the quarter ended March 31, 1999.

         We plan to continue to add services and other functionality to the Ariba Network. As such, we expect to charge fees for these services. The revenues associated may be a combination of transaction and/or annual subscription fees. Examples of such services include electronic payment, bid/quote and sourcing, among others. We expect these network related revenues to be a significant contributor to total revenues over time. However, we cannot predict whether these services and other functionality will be commercially successful or whether they will adversely impact revenues from our Ariba B2B Buyer products and services. We would be seriously harmed if the Ariba Network is not commercially successful, particularly if we experience a decline in the growth or growth rate of revenues from our B2B Buyer solution. In general, we expect that total revenue will fluctuate in future periods depending on the timing and acceptance of new product and service introductions, customer buying patterns, pricing actions taken by us, competition and other factors.

COST OF REVENUES

         LICENSE. Cost of license revenues were $1.9 million in the quarter ended March 31, 2000, an increase of 875% over cost of license revenues of $197,000 for the quarter ended March 31, 1999. The increase in the cost of license revenues was primarily attributable to royalties due to third parties for integrated technology and certain reseller sales commissions.

         MAINTENANCE AND SERVICE. Cost of maintenance and service revenues were $4.5 million in the quarter ended March 31, 2000, an increase of 182% over cost of maintenance and service revenues of $1.6 million for the quarter ended March 31, 1999. Our cost of maintenance and service revenues includes salaries and related expenses for our customer support, implementation and training services organizations, costs of third parties contracted to provide consulting services to customers and an allocation of our facilities, communications and depreciation expenses. The increase was primarily attributable to increases in the areas described above because of increases in the number of implementation, training and technical support personnel from our internal growth and as a result of our acquisitions and because of increased licensing activity in the current quarter resulting in increased implementation, customer support and training costs.

         During the quarter ended March 31, 2000, cost of maintenance and service revenues including related stock-based amortization increased to $4.8 million from $1.8 million for the quarter ended March 31, 1999. In addition to the factors mentioned above, this increase was also due to a greater number of stock options being subject to amortization during the more recent quarter where the original exercise price of the option was below the deemed fair value of our common stock for accounting purposes. The amortization of stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date certain stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. As of March 31, 2000, we had an aggregate of $1.3 million of deferred compensation relating to cost of maintenance and service revenues still to be amortized.

OPERATING EXPENSES

         SALES AND MARKETING. During the quarter ended March 31, 2000, sales and marketing expenses were $35.0 million, an increase of 407% over sales and marketing expenses of $6.9 million for the quarter ended March 31, 1999. The increase was primarily attributable to increased sales commissions as a result of increased sales, an increase in salaries, travel costs and related expenses because of an increase in the number of sales and marketing employees from continued expansion and our acquisitions, an increase in fees paid to outside professional service providers, expanded marketing programs for trade shows and customer advisory council meetings and increased facility costs related to the expansion of our corporate headquarters and international sales offices. We believe these expenses will continue to increase in absolute dollar amounts in future periods as we expect to continue to expand our sales and marketing efforts.

         During the quarter ended March 31, 2000, sales and marketing expenses including related stock-based amortization increased to $36.8 million from $8.3 million for the quarter ended March 31, 1999. In addition to the factors mentioned above, this increase was also due to a greater number of stock options being subject to amortization during the more recent quarter where the original exercise price of the option was below the deemed fair value of our common stock for accounting purposes. As of March 31, 2000, we had an aggregate of $7.7 million of deferred compensation relating to sales and marketing expense still to be amortized.

         RESEARCH AND DEVELOPMENT. During the quarter ended March 31, 2000, research and development expenses were $7.1 million, an increase of 224% over research and development expenses of $2.2 million for the quarter ended March 31, 1999. The increase was primarily attributable to an increase in salaries and related expenses because of an increase in the number of research and development personnel from continued expansion and our acquisitions and, to a lesser extent, to increased facility costs related to the expansion of our corporate headquarters and our international sales offices. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. As a result, we expect research and development expenses to increase in absolute dollar amounts in future periods.

         During the quarter ended March 31, 2000, research and development expenses including related stock-based amortization increased to $7.8 million from $3.0 million for the quarter ended March 31, 1999. This increase is because of the reasons mentioned in the above paragraph. This increase was partially offset by a decrease in the amortization of our stock-based compensation during the more recent quarter where the original exercise price of the option was below the deemed fair value of our common stock for accounting purposes. As of March 31, 2000, we had an aggregate of $3.5 million of deferred compensation relating to research and development expense still to be amortized.

         GENERAL AND ADMINISTRATIVE. During the quarter ended March 31, 2000, general and administrative expenses were $5.3 million, an increase of 256% over general and administrative expenses of $1.5 million for the quarter ended March 31, 1999. The increase was primarily attributable to an increase in the number of finance, accounting, legal, human resources and information technology personnel from continued expansion and our acquisitions, an increase in fees paid to outside professional service providers, an increase in our allowance for doubtful accounts related to our domestic and international growth, increased facility costs related to the expansion of our corporate headquarters and international sales offices and to increased communication costs, particularly to remote offices. We believe general and administrative expenses will increase in absolute dollars, as we expect to add personnel to support our expanding operations, and to incur additional costs related to the growth of our business and our responsibilities as a public company.

         During the quarter ended March 31, 2000, general and administrative expenses including related stock-based amortization increased to $6.0 million from $2.0 million for the quarter ended March 31, 1999. In addition to the factors mentioned above, this increase was also due to a greater number of stock options being subject to amortization during the more recent quarter where the original exercise price of the option was below the deemed fair value of our common stock for accounting purposes. As of March 31, 2000, we had an aggregate of $3.8 million of deferred compensation relating to general and administrative expense still to be amortized.

         AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. We acquired TradingDynamics and Tradex in the quarter ended March 31, 2000 primarily for their product offerings and research and development teams. We accounted for the acquisitions as purchase business combinations. We also entered an intellectual property agreement with an outside party in the quarter ended March 31, 2000. As a result of these transactions we recorded goodwill and other intangible assets on our balance sheet of $3.5 billion. Amortization of goodwill and other intangible assets was $98.3 million in the quarter ended March 31, 2000. We will be amortizing the remaining $3.4 billion of our goodwill and other intangible assets on a straight-line basis through the quarter ended March 31, 2003. Please see Notes 4 and 5 in the Notes to the Condensed Consolidated Financial Statements for a more detailed discussion of our goodwill and other intangible assets.

         IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the TradingDynamics and Tradex acquisitions we recorded a charge of $12.8 million in the quarter ended March 31, 2000. Please see Note 4 in the Notes to the Condensed Consolidated Financial Statements for a more detailed discussion of the charge for in-process research and development.

OTHER INCOME, NET

         Other income, net consists of interest income, interest expense and other non-operating expenses. During the quarter ended March 31, 2000, other income, net was $2.7 million, an increase of 3,249% over other income, net of $81,000 for the quarter ended March 31, 1999. This increase is primarily attributable to interest income resulting from higher average cash balances during the more recent period.

PROVISION FOR INCOME TAXES

         We incurred operating losses for all periods from inception through March 31, 2000. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely. We recorded income tax expense of $369,000 primarily relating to our international subsidiaries during the quarter ended March 31, 2000.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUES

         LICENSE. License revenues for the six months ended March 31, 2000 were $42.0 million, a 300% increase over license revenues of $10.5 million for the six months ended March 31, 1999. This increase was primarily attributable to continued market acceptance of our products, an increase in sales to new customers resulting from increased headcount in our sales force along with an increasing demand for business-to-business electronic commerce solutions across a broad range of industries, having new strategic products and solutions available, including those resulting from our acquisitions, having more business partners to help promote and sell our product domestically and internationally, and the increased acceptance of our products internationally.

         MAINTENANCE AND SERVICE. Maintenance and service revenues for the six months ended March 31, 2000 were $21.6 million, a 269% increase over maintenance and service revenues of $5.8 million for the six months ended March 31, 1999. This increase is attributable to increased licensing activity as discussed above, which has resulted in increased revenues from customer implementations and maintenance contracts and, to a lesser extent, accelerated customer implementations and renewals of recurring maintenance have also contributed to the increase.

         During the six months ended March 31, 2000 no individual customers accounted for more than 10% of total revenues, and, in the six months ended March 31, 1999, two individual customers each accounted for more than 10% of total revenues. Revenues from international sales were $15.1 million in the six months ended March 31, 2000 and were $1.1 million for the six months ended March 31, 1999.

COST OF REVENUES

         LICENSE. Cost of license revenues were $2.2 million in the six months ended March 31, 2000, an increase of 796% over cost of license revenues of $250,000 for the six months ended March 31, 1999. The increase in the cost of license revenues was primarily attributable to royalties due to third parties for integrated technology and certain reseller sales commissions.

         MAINTENANCE AND SERVICE. Cost of maintenance and service revenues were $7.6 million in the six months ended March 31, 2000, an increase of 205% over cost of maintenance and service revenues of $2.5 million for the six months ended March 31, 1999. Our cost of maintenance and service revenues includes salaries and related expenses for our customer support, implementation and training services organizations, costs of third parties contracted to provide consulting services to customers and an allocation of our facilities, communications and depreciation expenses. The increase was primarily attributable to increases in the areas described above because of increases in the number of implementation, training and technical support personnel from our internal growth and a result of our acquisitions and because of increased licensing activity in the period resulting in increased implementation, customer support and training costs.

         During the six months ended March 31, 2000, cost of maintenance and service revenues including related stock-based amortization increased to $8.3 million from $2.8 million for the six months ended March 31, 1999. In addition to the increases mentioned above, the increase was also due to a greater number of stock options being subject to amortization during the more recent period where the original exercise price of the option was below the deemed fair value of our common stock for accounting purposes.

OPERATING EXPENSES

         SALES AND MARKETING. During the six months ended March 31, 2000, sales and marketing expenses were $54.8 million, an increase of 385% over sales and marketing expenses of $11.3 million for the six months ended March 31, 1999. The increase was primarily attributable to increased sales commissions as a result of increased sales, an increase in salaries, travel costs and related expenses because of an increase in the number of sales and marketing employees from continued expansion and our acquisitions, an increase in fees paid to outside professional service providers, expanded marketing programs for trade shows and customer advisory council meetings and increased facility costs related to the expansion of our corporate headquarters and international sales offices. We believe these expenses will continue to increase in absolute dollar amounts in future periods as we expect to continue to expand our sales and marketing efforts.

         During the six months ended March 31, 2000, sales and marketing expenses including related stock-based amortization increased to $58.7 million from $13.3 million for the six months ended March 31, 1999. In addition to the increases mentioned above, the increase was also due to a greater number of stock options being subject to amortization during the more recent period where the original exercise price of the option was below the deemed fair value of our common stock for accounting purposes.

         RESEARCH AND DEVELOPMENT. During the six months ended March 31, 2000, research and development expenses were $11.6 million, an increase of 201% over research and development expenses of $3.8 million for the six months ended March 31, 1999. The increase was primarily attributable to an increase in salaries and related expenses because of an increase in the number of research and development personnel from continued expansion and our acquisitions and, to a lesser extent, the increase is also due to increased facility costs related to the expansion of our corporate headquarters and our international sales offices. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollar amounts in future periods.

         During the six months ended March 31, 2000, research and development expenses including related stock-based amortization increased to $13.1 million from $4.9 million for the six months ended March 31, 1999. In addition to the increases mentioned above, the increase was also due to a greater number of stock options being subject to amortization during the more recent period where the original exercise price of the option was below the deemed fair value of our common stock for accounting purposes.

         GENERAL AND ADMINISTRATIVE. During the six months ended March 31, 2000, general and administrative expenses were $8.7 million, an increase of 224% over general and administrative expenses of $2.7 million for the six months ended March 31, 1999. The increase was primarily attributable to an increase in the number of finance, accounting, legal, human resources and information technology personnel from continued expansion and our acquisitions, an increase in fees paid to outside professional service providers, an increase in our allowance for doubtful accounts related to our domestic and international growth, increased facility costs related to the expansion of our corporate headquarters and international sales offices and to increased communication costs, particularly to remote offices. We believe general and administrative expenses will increase in absolute dollars, as we expect to add personnel to support our expanding operations, and to incur additional costs related to the growth of our business and our responsibilities as a public company.

         During the six months ended March 31, 2000, general and administrative expenses including related stock-based amortization increased to $10.8 million from $3.4 million for the six months ended March 31, 1999. In addition to the increases mentioned above, the increase was also due to a greater number of stock options being subject to amortization during the more recent period where the original exercise price of the option was below the deemed fair value of our common stock for accounting purposes.

         AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. We acquired TradingDynamics and Tradex in the quarter ended March 31, 2000 primarily for their product offerings and research and development teams. We accounted for the acquisitions as purchase business combinations. We also entered an intellectual property agreement with an outside party in the quarter ended March 31, 2000. As a result of these transactions we recorded goodwill and other intangible assets on our balance sheet of $3.5 billion. Amortization of goodwill and other intangible assets was $98.3 million in the quarter ended March 31, 2000. We will be amortizing the remaining $3.4 billion of our goodwill and other intangible assets on a straight-line basis through the quarter ended March 31, 2003. Please see Notes 4 and 5 in the Notes to the Condensed Consolidated Financial Statements for a more detailed discussion of our goodwill and other intangible assets.

         IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the TradingDynamics and Tradex acquisitions we recorded a charge of $12.8 million in the quarter ended March 31, 2000. Please see Note 4 in the Notes to the Condensed Consolidated Financial Statements for a more detailed discussion of the charge for in-process research and development.

OTHER INCOME, NET

         Other income, net consists of interest income, interest expense and other non-operating expenses. During the six months ended March 31, 2000, other income, net was $4.8 million, an increase of 2,452% over other income, net of $187,000 for the six months ended March 31, 1999. This increase is primarily attributable to interest income resulting from higher average cash balances during the more recent period.

PROVISION FOR INCOME TAXES

         We incurred operating losses for all periods from inception through March 31, 2000. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely. We recorded income tax expense of $442,000 primarily relating to our international subsidiaries during the six months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, we had $317.6 million in cash, cash equivalents and investments, and $106.3 million in working capital. In the quarter ended March 31, 2000, we received $99.6 million in cash and cash equivalents from the acquisitions of TradingDynamics and Tradex. In March 2000, we received $47.5 million in cash as part of a transaction with an outside party. Please see Note 5 in the Notes to the Condensed Consolidated Financial Statements. In June 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $121.2 million. Prior to the offering we had financed our operations through private sales of preferred stock, with net proceeds of $23.2 million, bank loans and equipment leases. We also continue to fund our operations through our cash from operating activities. As of March 31, 2000, we had outstanding lease liabilities of $1.3 million and we have a line of credit of $7.0 million that can be used for working capital purposes. At March 31, 2000, no amounts were outstanding under the line of credit. The line of credit contains covenants that require the Company to maintain certain financial ratios and levels of net worth. The line of credit also does not permit the payment of dividends to stockholders.

         Net cash provided by operating activities was $32.0 million in the six months ended March 31, 2000 and $10.0 in the six months ended March 31, 1999. Net cash flows provided by operating activities in the six months ended March 31, 2000 was primarily attributed to deferred revenue from customer payments that were not recognized as revenue, and, to a lesser extent, by increases in accounts payable, accrued compensation and related liabilities and accrued liabilities and by customer payments on our accounts receivable. These cash flows provided by operating activities were partially offset by the net loss for the period and, to a lesser extent, an increase in prepaid expenses and other assets for the six months ended March 31, 2000. Net cash flows provided by operating activities in the six months ended March 31, 1999 was primarily attributed to deferred revenue from customer payments that were not recognized as revenue, and, to a lesser extent, by increases in accounts payable, accrued compensation and related liabilities and accrued liabilities. These cash flows provided by operating activities were partially offset by the net loss for the period and, to a lesser extent, an increases in accounts receivable and prepaid expenses and other assets for the six months ended March 31, 1999.

         Net cash provided by investing activities was $51.9 million in the six months ended March 31, 2000. The cash provided relates to the cash acquired in our acquisitions of TradingDynamics and Tradex less direct transaction costs for the mergers. This is partially offset by purchases of property and equipment and purchases of investments. Net cash used in investing activities was $4.1 million in the six months ended March 31, 1999. Cash used in investing activities primarily reflects purchases of property and equipment and purchases of investments in the six months ended March 31, 1999.

         Net cash provided by financing activities was $53.7 million in the six months ended March 31, 2000, primarily from the proceeds of our sale of common stock to an outside party, and to a lesser extent, exercises of employee stock options and stock purchased through our employee stock purchase plan. This was partially offset by payments on capital lease obligations. Net cash provided by financing activities was $374,000 in the six months ended March 31, 1999, from the proceeds of stock purchased through our employee stock option program. This was partially offset by payments on capital lease obligations.

         Capital expenditures purchases, including capital leases, were $12.5 million in the six months ended March 31, 2000 and $2.4 million in the six months ended March 31, 1999. Our capital expenditures consisted of purchases of operating resources to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our capital expenditures will continue to increase in the future. In March 2000, we entered into a new facilities operating lease agreement. The lease term commences upon possession and is for 12 years. The Company currently expects possession to be in the quarter ending June 30, 2001. Lease payments are going to be made on an escalating basis with the total future minimum lease payments amounting to $386.8 million over the lease term. We will also have to contribute a significant amount towards construction costs of the facility. This amount is currently estimated at approximately $116.0 million, but is subject to change. As part of this agreement, we are required to hold a certificate of deposit as a form of security. This certificate of deposit purchased in April is for $25.7 million and it will be classified as restricted cash on our balance sheet. Since inception, we have generally funded capital expenditures either through the use of working capital or with capital leases. We will also need to purchase additional operating resources. We expect to fund these commitments from our existing cash and cash equivalents and our future cash flows from operations.

         We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that our existing cash and cash equivalents and our anticipated cash flow from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next year. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

         ARIBA IS AN EARLY-STAGE COMPANY. OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS.

         Ariba was founded in September 1996 and has a limited operating history. Our limited operating history makes an evaluation of our future prospects very difficult. We began shipping our first product, the Ariba B2B Buyer, in June 1997 and began to operate the Ariba Network in April 1999. We will encounter risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. Many of these risks are described in more detail in this "Risk Factors" section. We may not successfully address any of these risks. If we do not successfully address these risks, our business would be seriously harmed.

         THE MARKET FOR OUR SOLUTIONS IS AT AN EARLY STAGE. WE NEED A CRITICAL MASS OF LARGE BUYING ORGANIZATIONS AND THEIR SUPPLIERS TO IMPLEMENT OUR SOLUTIONS.

         The market for Internet-based business-to-business applications and services is at an early stage of development. Our success depends on a significant number of large buying organizations implementing Ariba products and services. The implementation of Ariba products by large buying organizations is complex, time consuming and expensive. In many cases, these organizations must change established business practices and conduct business in new ways. Our ability to attract additional customers for our Ariba products and services will depend on using our existing customers as reference accounts. Unless a critical mass of large buying organizations and their suppliers join the Ariba Network, our solutions may not achieve widespread market acceptance and our business would be seriously harmed.

         WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE.

         We incurred net losses of $4.7 million in fiscal 1997, $11.0 million in fiscal 1998, $29.3 million in fiscal 1999 and $136.3 million for the six months ended March 31, 2000. We expect to derive substantially all of our revenues for the foreseeable future from licensing our products and, to a lesser extent, from transaction based revenue. Although our licensing revenues have grown in recent quarters, we may not be able to sustain these growth rates. In fact, we may not have any revenue growth, and our revenues could decline. Over the longer term, we expect to derive more of our revenues from revenues related to network access, network services and independent internet marketplaces, which are based on unproven business models. Moreover, we expect to incur significant sales and marketing, research and development, and general and administrative expenses. In the future, we will incur substantial non-cash costs relating to the amortization of deferred compensation, and amortization of our goodwill and other intangible assets and we may incur significant non-cash costs related to the issuance of warrants to purchase our common stock. These non-cash costs will contribute significantly to our net losses in future periods. As of March 31, 2000, we had an aggregate of $16.3 million of deferred compensation and $3.4 billion of goodwill and other intangible assets to be amortized. As a result, we expect to incur significant losses for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." and the "Notes to the Condensed Consolidated Financial Statements."

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

         - Integration of our recent acquisitions and any future acquisitions;

         - Ability to expand our sales and marketing operations, including hiring additional sales personnel;

         -        Size and timing of sales of our products and services;

         - Success in maintaining and enhancing existing relationships and developing new relationships with strategic partners, including systems integrators and other implementation partners;

         - Compensation policies that compensate sales personnel based on specific objectives;

         -        Ability to control costs;

         -        Technological changes in our markets;

         - Deferrals of customer orders in anticipation of product enhancements or new products;

         -        Customer budget cycles and changes in these budget cycles; and

         -        General economic factors.

         Our quarterly revenues are especially subject to fluctuation because they depend on the sale of relatively large orders for our Ariba products and related services. As a result, our quarterly operating results may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. In some cases, we recognize revenues from product sales on a percentage of completion basis. Accordingly, our ability to recognize these revenues is subject to delays associated with our customers' ability to complete the implementation of Ariba products in a timely manner. In some cases, we recognize revenues on a subscription basis over the life of the subscriptions specified in the contract, which is typically 12 to 24 months. Therefore, if we do not book a sufficient number of large orders in a particular quarter, our revenues in future periods could be lower than expected. We also continue to develop our business model for the Ariba Network and related services. As this business model evolves, the potential for fluctuations in our quarterly results could increase and our revenues could be lower than expected. Furthermore, other revenue recognition policies and procedures may affect our quarterly revenues significantly. These policies and procedures may evolve or change over time based on applicable accounting standards and how these standards are interpreted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         We plan to continue to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new partnerships, make tenant improvements to our new facilities, increase our professional services and support capabilities and improve our operational and financial systems. Moreover, non-cash expenses related to the issuance of warrants to purchase our common stock could fluctuate significantly as a result of fluctuations in the fair market value of our common stock. If our revenues do not increase along with these expenses or if we experience significant fluctuations in non-cash expenses related to these warrants, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be even larger than expected.

         In addition, because our expense levels are relatively fixed in the near term and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results.

         IMPLEMENTATION OF OUR ARIBA PRODUCTS BY CUSTOMERS IS COMPLEX, TIME CONSUMING AND EXPENSIVE. WE FREQUENTLY EXPERIENCE LONG SALES AND IMPLEMENTATION CYCLES.

         Ariba B2B Buyer is an enterprise-wide solution that must be deployed with many users within a buying organization. Its implementation by buying organizations is complex, time consuming and expensive. In many cases, our customers must change established business practices and conduct business in new ways. In addition, they must generally consider a wide range of other issues before committing to purchase our product, including product benefits, ease of installation, ability to work with existing computer systems, ability to support a larger user base, functionality and reliability. Furthermore, because we are one of the first companies to offer an Internet-based operating resource management system, many customers will be addressing these issues for the first time in the context of managing and procuring operating resources. As a result, we must educate potential customers on the use and benefits of our products and services. In addition, we believe that the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer organization. The implementation and deployment of our products requires a significant commitment of resources by our customers and third-party and/or our professional services organizations. Because we target different sized customers, our sales cycles average approximately two to nine months for our different product offerings.

         BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE PURCHASING NETWORKS, INCLUDING THE ARIBA NETWORK, ARE AT AN EARLY STAGE OF DEVELOPMENT AND MARKET ACCEPTANCE

         We began operating the Ariba Network in April 1999. Broad and timely acceptance of the Ariba Network and other electronic purchasing networks, which is critical to our future success, is subject to a number of significant risks. These risks include:

         - Operating resource management and procurement on the Internet is a new market;

         - Our network's ability to support large numbers of buyers and suppliers is unproven;

         - Our need to enhance the interface between our Ariba B2B Buyer product and the Ariba Network;

         - Our need to significantly enhance the features and services of the Ariba Network to achieve widespread commercial acceptance of our network; and

         - Our need to significantly expand our internal resources to support planned growth of the Ariba Network.

         Although we expect to derive a significant portion of our long-term future revenue from the Ariba Network, we have not yet fully evolved our revenue model for services associated with the Ariba Network. The revenues associated may be a combination of transaction and/or annual subscription fees. Examples of such services might include electronic payment, bid/quote and sourcing, among others. However, we cannot predict whether these services and other functionality will be commercially successful or whether they will adversely impact revenues from our Ariba B2B Buyer products and services. We would be seriously harmed if the Ariba Network is not commercially successful, particularly if we experience a decline in the growth or growth rate of revenues from our Ariba B2B Buyer solution.

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

         We rely on several third parties to provide hardware, software and services required to manage, maintain and expand the computer and communications equipment and software needed for the day-to-day operations of the Ariba Network. Services provided by these parties will include managing the Ariba Network web server, maintaining communications lines and managing network data centers, which are the locations on our network where data is stored. We may not successfully obtain these services on a timely and cost effective basis. Since the installation of the computer and communications equipment and software needed for the day-to-day operations of the Ariba Network to a significant extent will be managed by third parties, we will be dependent on those parties to the extent that they manage, maintain and provide security for it.

         WE DEPEND ON STRATEGIC RESELLING RELATIONSHIPS WITH OUR PARTNERS

         We have established strategic reselling relationships with some outside companies. These companies are entitled to resell our products to their customers. These relationships are new and this strategy is unproven. We cannot be assured that any of these resellers, or those we may contract with in the future, will be able to resell our products to an adequate number of customers. If our current or future strategic partners are not able to successfully resell our products our business could be seriously harmed.

         THE BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE INDUSTRY IS VERY COMPETITIVE, AND WE FACE INTENSE COMPETITION FROM MANY PARTICIPANTS IN THIS INDUSTRY. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS WILL BE SERIOUSLY HARMED.

         The market for our solutions are intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We also increasingly encountered competition with respect to different aspects of our solution from Captura Software, Clarus, Commerce One, Concur Technologies, Extensity, GE Information Services, Intelisys, Netscape Communications, a subsidiary of America Online and VerticalNet. We also encounter significant competition from several major enterprise software developers, such as Oracle, PeopleSoft and SAP. In addition, because there are relatively low barriers to entry in the business-to-business exchange market, we expect additional competition from other established and emerging companies, as the business-to-business electronic commerce market continues to develop and expand. For example, third parties that currently help implement Ariba B2B Buyer and our other products could begin to market products and services that compete with our own. We could also face competition from new companies who introduce an Internet-based management solution.

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

         REVENUES COULD BE CONCENTRATED IN A RELATIVELY SMALL NUMBER OF
         CUSTOMERS.

         In the six months ended March 31, 2000, no individual customers accounted for more than 10% of our total revenues; however, in fiscal 1999, one customer accounted for more than 10% of our total revenues and, in fiscal 1998, five individual customers each accounted for more than 10% of our total revenues. We may continue to derive a significant portion of our revenues from a relatively small number of customers in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         WE WILL INCUR INCREASED NET LOSSES WHEN WE ARE REQUIRED TO RECORD A SIGNIFICANT NON-CASH ACCOUNTING EXPENSE UPON THE VESTING OF WARRANTS.

         Since January 1, 2000, in connection with alliances with different business partners, we have issued warrants to purchase shares of our common stock at various exercise prices. The warrants generally vest upon attainment of certain milestones. If and when it becomes probable that any of the above warrants will be earned we will recognize a non-cash expense for these warrants. This expense would be calculated using the Black-Scholes option pricing model. The potential expense underlying the milestones will be measured at each subsequent balance sheet date until the milestones are achieved or the warrants expire. Future remeasurement could result in a substantial potential non-cash expense, which could increase or decrease over time depending on the fair market value of our common stock. At March 31, 2000 it was not considered probable that any of the warrants would vest and therefore there has not been any expense recognized for these warrants and no shares have been issued. However subsequent to the quarter ended March 31, 2000 a business partner has currently earned one warrant for 1,936,000 shares of our common stock. We will be calculating the non-cash expense of this warrant in the quarter ending June 30, 2000 and recognizing the expense over the life of the agreement, which is five years. This will be a substantial non-cash expense for the next five years. We could be required to record additional significant non-cash accounting expenses if it becomes probable that any warrants will vest in the future. In addition, from time to time we may enter into similar arrangements with, and issue additional warrants to, other third parties that could require us to record significant non-cash accounting expenses based upon the value of such warrants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." and the "Notes to the Condensed Consolidated Financial Statements."

         OUR FUTURE RESULTS MAY DEPEND SIGNIFICANTLY ON THE USE OF OUR ELECTRONIC COMMERCE PLATFORM IN INDEPENDENT INTERNET MARKETPLACES

         We have entered into agreements to partner with independent internet marketplaces that will be powered by our business-to-business electronic commerce platform. These marketplaces are recently formed and at an early stage of development. Our future results may depend significantly on the success of these marketplaces and the use of our electronic commerce platform by them. There is no guarantee regarding the level of activity of different companies in these marketplaces, the effectiveness of the interaction among companies using our business-to-business electronic commerce platform and of the attractiveness of offerings of our competitors. If these marketplaces are not successful, our business, operating results and financial position will be seriously harmed.

         WE HAVE ENTERED INTO STRATEGIC ALLIANCES TO CREATE A LARGER MARKET FOR OUR PRODUCT OFFERINGS

         We have established strategic alliances with various companies to create a larger market for our product offerings both domestically and internationally. These companies will be promoting our products to their potential customer base. As part of these agreements we will be deploying critical employee resources to help promote these alliances. There is no guarantee that these alliances will be successful in creating a larger market for our product offerings. If these alliances are not successful, our business, operating results and financial position could be seriously harmed.

         WE RELY ON THIRD PARTIES TO IMPLEMENT ARIBA PRODUCTS.

         We rely, and expect to rely increasingly, on a number of third parties to implement Ariba B2B Buyer and our other products at customer sites. If we are unable to establish and maintain effective, long-term relationships with our implementation providers, or if these providers do not meet the needs or expectations of our customers, our business would be seriously harmed. This strategy will also require that we develop new relationships with additional third-party implementation providers to provide these services if the number of Ariba B2B Buyer and other product implementations continues to increase. Our current implementation partners are not contractually required to continue to help implement Ariba B2B Buyer and our other products. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support our needs. If these resources are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet our customers' implementation needs. A number of our competitors, including Oracle, SAP and PeopleSoft, have significantly more well-established relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors' products and services rather than our own. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

         WE MUST INTEGRATE RECENT ACQUISITIONS, AND WE MAY NEED TO MAKE ADDITIONAL FUTURE ACQUISITIONS TO REMAIN COMPETITIVE. OUR BUSINESS COULD BE ADVERSELY AFFECTED AS A RESULT OF THESE ACQUISITIONS.

         In the quarter ended March 31, 2000, we completed our acquisitions of TradingDynamics, a leading provider of business-to-business Internet trading applications, and Tradex, a leading provider of solutions for net markets, respectively. We may find it necessary or desirable to acquire additional businesses, products, or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition, or integrate the acquired business, products or technologies into our existing business and operations. If our efforts are not successful, it could seriously harm our business.

         Completing any potential future acquisitions, and integrating TradingDynamics, Tradex or other acquisitions will cause significant diversions of management time and resources. In particular, the acquisition of Tradex requires the integration of two large, geographically distant organizations. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our equity could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, to consummate any acquisition. Financing for future acquisitions may not be available on favorable terms, or at all. In addition, in connection with our pending and possibly with future acquisitions we will be required to amortize significant amounts of goodwill and other intangible assets, which will negatively effect the operating income of our business. As of March 31, 2000, we had an aggregate of $3.4 billion of goodwill and other intangible assets remaining to be amortized. The amortization of the remaining goodwill and other intangible assets will result in additional charges to operations through the quarter ending March 31, 2003.

         WE DEPEND ON THE INTRODUCTION OF NEW VERSIONS OF ARIBA PLATFORMS AND NETWORK SERVICES AND ON ENHANCING THE FUNCTIONALITY AND SERVICES OFFERED THROUGH THE ARIBA NETWORK.

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

         IF WE FAIL TO RELEASE OUR PRODUCTS IN A TIMELY MANNER, OR IF OUR PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

         We may fail to introduce or deliver new potential offerings on a timely basis or at all. In the past, we have experienced delays in the commencement of commercial shipments of our new releases. If new releases or potential new products are delayed or do not achieve market acceptance, we could experience a delay or loss of revenues and customer dissatisfaction. Customers may delay purchases of Ariba B2B Buyer or other products in anticipation of future releases. If customers defer material orders of Ariba B2B Buyer or other products in anticipation of new releases or new product introductions, our business would be seriously harmed.

         NEW VERSIONS AND RELEASES OF ARIBA B2B BUYER AND OUR OTHER PRODUCTS MAY CONTAIN ERRORS OR DEFECTS.

         Ariba B2B Buyer and our other products are complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of our products. We have in the past discovered software errors in our new releases and new products after their introduction. In the past, we discovered problems with respect to the ability of software written in Java to scale to allow for large numbers of concurrent users of Ariba B2B Buyer. We have experienced delays in release, lost revenues and customer frustration during the period required to correct these errors. We may in the future discover errors and additional scalability limitations, in new releases or new products after the commencement of commercial shipments. In addition, a delay in the commercial release of the next version of Ariba B2B Buyer could also slow the growth of the Ariba Network.

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

         The Ariba Network provides our customers with indices of products that can be purchased from suppliers participating in the Ariba Network. The law relating to the liability of providers of listings of products and services sold over the Internet for errors, defects or other performance problems with respect to those products and services is currently unsettled. We do not pre-screen the types of products and services that may be purchased through the Ariba Network. Some of these products and services could contain performance or other problems. We may not successfully avoid civil or criminal liability for problems related to the products and services sold through the Ariba Network. Any claims or litigation could still require expenditures in terms of management time and other resources to defend ourselves. Liability of this sort could require us to implement measures to reduce our exposure to this liability, which may require us, among other things, to expend substantial resources or to discontinue certain product or service offerings or to take precautions to ensure that certain products and services are not available through the Ariba Network.

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

         IF THE PROTECTION OF OUR INTELLECTUAL PROPERTY IS INADEQUATE, OUR COMPETITORS MAY GAIN ACCESS TO OUR TECHNOLOGY, AND WE MAY LOSE CUSTOMERS.

         We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, intellectual property agreements, confidentiality procedures, trade secrets, and patent, copyright and trademark laws.

         We license rather than sell Ariba B2B Buyer and our other products and require our customers to enter into license agreements, which impose restrictions on their ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot assure you that any of our proprietary rights with respect to the Ariba Network will be viable or of value in the future because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

         We have no patents, and none may be issued from our existing patent applications. Our future patents, if any, may be successfully challenged or may not provide us with any competitive advantages. We may not develop proprietary products or technologies that are patentable.

         In the quarter ended March 31, 2000, we entered into an intellectual property agreement with an outside party as part of an alliance. This intellectual property agreement protects our products against any patents of this outside party that are currently issued, pending and are to be issued over the three year period subsequent to the date of the agreement.

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

         We must now, and may in the future have to, license or otherwise obtain access to intellectual property of third parties. For example, we are currently dependent on developers' licenses from enterprise resource planning, database, human resource and other system software vendors in order to ensure compliance of our Ariba B2B Buyer products with their management systems. We may not be able to obtain any required third party intellectual property in the future.

         IN ORDER TO MANAGE OUR GROWTH AND EXPANSION, WE WILL NEED TO IMPROVE AND IMPLEMENT NEW SYSTEMS, PROCEDURES AND CONTROLS.

         We have recently experienced a period of significant expansion of our operations that has placed a significant strain upon our management systems and resources. If we are unable to manage our growth and expansion, our business will be seriously harmed. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. We also plan to expand the geographic scope of our customer base and operations. This expansion has resulted, and will continue to result, in substantial demands on our management resources. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force. We have implemented new systems to manage our financial and human resources infrastructure. We may find that this system, our personnel, procedures and controls may be inadequate to support our future operations.

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

         We believe that our existing cash and cash equivalents and our anticipated cash flow from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next year. After that, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

         OUR STOCK PRICE IS VOLATILE.

         Our stock price has fluctuated significantly. The market price of the common stock may decrease significantly in the future in response to the following factors, some of which are beyond our control:

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

         Our business depends on the increased acceptance and use of the Internet as a medium of commerce. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

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

INTEREST RATE RISK

         The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified investments, consisting primarily of investment grade securities. Due to the nature of our investments, we believe that there is no material risk exposure. All investments in the table below are carried at market value, which approximates cost.

         The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of the Company's investment portfolio.

                                  YEAR ENDED    YEAR ENDED        YEAR ENDED    YEAR ENDED     YEAR ENDED
  (IN THOUSANDS, EXCEPT            MARCH 31,     MARCH 31,         MARCH 31,     MARCH 31,      MARCH 31,
     INTEREST RATES)                 2001          2002              2003          2004           20005      THEREAFTER      TOTAL
                                  ----------   -----------        ----------    ----------     ----------    ----------    --------
  Cash equivalents                  $193,712             -                 -             -              -            -     $193,712
     Average interest rate             5.80%             -                 -             -              -            -        5.80%
  Investments                        $61,457       $45,649           $10,915             -              -            -     $118,021
     Average interest rate             6.12%         6.74%             6.23%             -              -            -        6.46%


  Total investment securities       $255,169       $45,649           $10,915             -              -            -     $311,733


OTHER INVESTMENTS

         We have made four equity investments during the six months ended March 31, 2000 of $6.3 million in four privately held companies. We also acquired one equity investment of $571,000 as a result of our merger with Tradex. We account for these investments under the cost basis of accounting, valuing these investments at their original cost. Also as part of the Tradex acquisition we acquired common stock in a publicly traded internet company. The value of this common stock at March 31, 2000 was $1.0 million. This investment in the publicly traded internet company is subject to significant risk based on the historical volatility of internet stocks. We also currently have a warrant for common stock in a software company being publicly traded in Germany. The value of this warrant is $3.7 million and is included in our long-term investments on the balance sheet. This warrant for common stock is subject to significant risk based on the recent volatility of stock markets around the world. We also received warrants in connection with an alliance with a business partner. We have currently earned one of these warrants. The estimated fair value of this warrant is included in the balance sheet under long-term investments with a value of approximately $200,000. None of these specific investments discussed are included in the table above.

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings

         Not applicable.

ITEM 2.  Changes in Securities and Use of Proceeds

(a) Modification of Constituent Instruments

         Not applicable.

(b) Change in Rights

         Not applicable.

(c) Changes in Securities

         On January 1, 2000, we issued warrants to purchase shares of our common stock in connection with the establishment of an alliance with an outside party and our receipt of warrants to purchase shares of that party's common stock constituting five percent of the fully-diluted equity of that party. The warrants to purchase our common stock become exercisable upon that party meeting significant predetermined performance targets. We also issued that party an additional warrant that becomes exercisable in the event that these performance targets are significantly exceeded. These warrants expire five years after they become exercisable and have exercise prices ranging from a fixed exercise price of $88.69 to exercise prices that adjust based on the price of our common stock at the time they become exercisable. In addition, they may be exercised only on a net issuance basis such that, if exercised in full, the warrants would result in the issuance of approximately 11,600,000 shares of common stock, assuming the exercise of all shares subject to the warrants at current market values of our common stock. The offer and sale of the warrants to purchase Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The Company relied on the following criteria to make such exemption available: the number of offerees, the size and manner of the offering, the sophistication of the offerees and the availability of material information.

         On February 10, 2000, we issued warrants to purchase up to 4,800,000 shares of our common stock in connection with the establishment of an alliance with an outside party. The warrants to purchase our common stock become exercisable upon the outside party meeting significant predetermined performance targets. These warrants generally expire one year after they become exercisable, have different exercise prices and they may be exercised only on a net issuance basis thus the number of shares actually issued will be less than 4,800,000. The offer and sale of the warrants to purchase Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The Company relied on the following criteria to make such exemption available: the number of offerees, the size and manner of the offering, the sophistication of the offerees and the availability of material information.

         On March 2, 2000 the Board of Directors authorized a two-for-one stock split of our common stock, to be effected in the form of a stock dividend. The stock split was effected on or about March 31, 2000 by distribution to each stockholder of record as of March 20, 2000 of one share of common stock for each share of common stock held.

         On March 7, 2000, we issued 5,142,858 shares of our common stock in connection with entering into an intellectual property agreement with an outside party. The consideration received was $47.5 million in cash and an intellectual property agreement with this outside party. The offer and sale of our Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The Company relied on the following criteria to make such exemption available: the number of offerees, the size and manner of the offering, the sophistication of the offerees and the availability of material information.

         On March 7, 2000, we issued warrants to purchase up to 3,428,572 shares of our common stock in connection with the establishment of an alliance with an outside party. The warrants to purchase our common stock become exercisable upon the outside party meeting significant predetermined performance targets. These warrants generally expire 18 months after they become exercisable, have an exercise price of $87.50 and they may be exercised only on a net issuance basis thus the number of shares actually issued will be less than 3,428,572. The offer and sale of the warrants to purchase Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The Company relied on the following criteria to make such exemption available: the number of offerees, the size and manner of the offering, the sophistication of the offerees and the availability of material information.

         During the quarter, in connection with the acquisitions of TradingDynamics, Inc. and Tradex Technologies, Inc. we issued an aggregate of approximately 41.3 million shares of our common stock to former stockholders of those companies and granted options and warrants to purchase an aggregate of approximately 6.2 million shares of our common stock. The shares, options and warrants were issued pursuant to an exemption by reason of Section 3(a)(10) of the Securities Act of 1933. The terms and conditions of such issuances and grants were approved after a hearing upon the fairness of such terms and conditions by a government authority expressly authorized by the law to grant such approval.

         During the quarter, we issued an aggregate of 2,916,956 shares of our common stock upon the exercise of outstanding options to purchase our common stock. A portion of those shares were issued pursuant to an exemption by reason of Rule 701 under the Securities Act of 1933.

         All of the above amounts in this Item 2 (c) give effect to the aforementioned two-for-one stock split.

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

         The offering commenced on June 23, 1999 and terminated on June 28, 1999 after we had sold all of the 23,000,000 shares of common stock registered under the Registration Statement (including 3,000,000 shares sold in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $5.75 per share for an aggregate initial public offering of $132.3 million.

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

         Concurrent with the offering we also sold 28,800 shares of common stock to our Canadian employees at $5.75 per share. The offering costs associated with the offering of shares to our Canadian employees were not material.

         The information in the above paragraphs in this Item 2 (d) gives effect to two-for-one stock splits on December 3, 1999 and March 20, 2000.

ITEM 3.  Defaults Upon Senior Securities

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

         The Company held its annual meeting of stockholders in Mountain View, California on February 28, 2000, which meeting was adjourned until March 17, 2000 when it was completed. Of the 184,006,676 shares outstanding as of the record date, 140,157,886 shares were present or represented by proxy at the meeting on February 28, 2000 and 157,546,516 shares were present or represented by proxy at the adjourned meeting on March 17, 2000. At these meetings the following actions were voted upon:

a. To elect the following directors to serve for a term ending upon the 2003 Annual Meeting of Stockholders or until their successors are elected and qualified:

                                                                          FOR                  AGAINST               ABSTAIN
                                                                   --------------------------------------------------------------
Keith J. Krach                                                         157,430,936             119,124               0
Robert C. Kagle                                                        157,428,062             121,998               0


b. To approve an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 200,000,000 to 600,000,000:

                                                                          FOR                 AGAINST               ABSTAIN
                                                                   --------------------------------------------------------------
                                                                      137,475,124             19,944,102            130,834


c. To ratify the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ending September 30, 2000:

                                                                          FOR               AGAINST               ABSTAIN
                                                                    --------------------------------------------------------------
                                                                      157,381,556              56,624                111,880

ITEM 5.  Other information

         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         4.4* Registration Rights Agreement, dated January 1, 2000, by and between EDS CoNext, Inc. and the Registrant
         10.10 Lease agreement, dated March 15, 2000, by and between Moffet Park Drive LLC and the Registrant.
         10.11* Class A Common Stock Purchase Warrant, dated January 1, 2000, issued by the Registrant to EDS CoNext, Inc.
         10.12* Class B Common Stock Purchase Warrant, dated January 1, 2000, issued by the Registrant to EDS CoNext, Inc.
         10.13* Class C-1 Common Stock Purchase Warrant, dated January 1, 2000, issued by the Registrant to EDS CoNext, Inc.
         10.14* Class C-2 Common Stock Purchase Warrant, dated January 1, 2000, issued by the Registrant to EDS CoNext, Inc.
         10.15* Class D Common Stock Purchase Warrant, dated January 1, 2000, issued by the Registrant to EDS CoNext, Inc.
         27.1   Financial Data Schedule.

        * Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)      Reports on Form 8-K

                  A current report on Form 8-K was filed with the Securities and Exchange Commission by Ariba on January 25, 2000 to report the consummation of our merger with TradingDynamics, Inc. An amendment to this current report on Form 8-K was filed with the Securities and Exchange Commission by Ariba on April 4, 2000 with the required financial information.

                  A current report on Form 8-K was filed with the Securities and Exchange Commission by Ariba on March 21, 2000 to report the consummation of our merger with Tradex Technologies, Inc. and to report a two-for-one stock split, to be effected in the form of a stock dividend.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ARIBA, INC.

Date:    May 15, 2000             By: /s/ Edward P. Kinsey
                                     ---------------------------------
                                     Edward P. Kinsey
                                     Chief Financial Officer, Executive
                                     Vice-President-Finance and Administration
                                     and Secretary (Principal Financial and
                                     and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.     EXHIBIT TITLE
-----------     -------------
     4.4*       Registration Rights Agreement, dated January 1, 2000, by and between EDS CoNext, Inc. and the Registrant
     10.10      Lease agreement, dated March 15, 2000, by and between Moffet
                Park Drive LLC and the Registrant.
     10.11*     Class A Common Stock Purchase Warrant, dated January 1, 2000, issued by the Registrant to EDS CoNext, Inc.
     10.12*     Class B Common Stock Purchase Warrant, dated January 1, 2000, issued by the Registrant to EDS CoNext, Inc.
     10.13*     Class C-1 Common Stock Purchase Warrant, dated January 1, 2000, issued by the Registrant to EDS CoNext, Inc.
     10.14*     Class C-2 Common Stock Purchase Warrant, dated January 1, 2000, issued by the Registrant to EDS CoNext, Inc.
     10.15*     Class D Common Stock Purchase Warrant, dated January 1, 2000, issued by the Registrant to EDS CoNext, Inc.
     27.1       Financial Data Schedule.

     * Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.