Form 10-Q
period 2000-06-30
ARIBA INC
filed 2000-08-14
CIK 1084755

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                           THE SECURITIES ACT OF 1934

                       For the Quarter Ended June 30, 2000
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

                                     Yes X     No
                                        ---      ---


On July 31, 2000, 240,614,616 shares of the registrant's common stock were issued and outstanding.

================================================================================

                                   Ariba, Inc.

                                      Index


                                                                                                                            PAGE NO.
                                                                                                                            --------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets at June 30, 2000 and September 30, 1999                                    3

              Condensed Consolidated Statements of Operations for the three and nine-month periods ended June 30, 2000
                 and 1999                                                                                                      4

              Condensed Consolidated Statements of Cash Flows for the nine-month periods ended June 30, 2000 and 1999          5

              Notes to the Condensed Consolidated Financial Statements                                                         6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                           13

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                                      33

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                               33

Item 2.       Changes in Securities and Use of Proceeds                                                                       33

Item 3.       Defaults Upon Senior Securities                                                                                 34

Item 4.       Submission of Matters to a Vote of Securities Holders                                                           34

Item 5.       Other Information                                                                                               34

Item 6.       Exhibits and Reports on Form 8-K                                                                                35

              SIGNATURES                                                                                                      36

PART I:  FINANCIAL INFORMATION
Item 1:  Financial Statements


                          ARIBA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)


                                                                                          June 30,          September 30,
                                                                                            2000                1999
                                                                                      ----------------    ----------------
ASSETS

Current assets:
   Cash and cash equivalents                                                               $152,267             $50,284
   Short-term investments                                                                    63,636              47,868
   Restricted cash                                                                           31,480                 800
   Accounts receivable, net                                                                  43,969               5,157
   Prepaid expenses and other current assets                                                 11,025               1,936
                                                                                       -----------------    ----------------
      Total current assets                                                                  302,377             106,045
Property and equipment, net                                                                  32,093               9,402
Long-term investments                                                                        90,772              54,288
Other assets                                                                                    398                 286
Goodwill and other intangibles, net                                                       3,145,330                   -
                                                                                       -----------------    ----------------
            Total assets                                                                 $3,570,970            $170,021
                                                                                       =================    ================




LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                          $9,048              $3,846
   Accrued compensation and related liabilities                                              43,928               6,959
   Accrued liabilities                                                                       25,019               4,834
   Deferred revenue                                                                         153,670              30,733
   Current portion of long-term debt                                                            582                 685
                                                                                       -----------------    ----------------
      Total current liabilities                                                             232,247              47,057
Long-term debt, net of current portion                                                          533                 781
                                                                                       -----------------    ----------------
      Total liabilities                                                                     232,780              47,838
                                                                                       -----------------    ----------------

Stockholders' equity:
   Common stock                                                                                 476                 364
   Additional paid-in capital                                                             3,850,159             191,150
   Deferred stock-based compensation                                                        (13,386)            (24,178)
   Accumulated other comprehensive loss                                                        (694)               (221)
   Accumulated deficit                                                                     (498,365)            (44,932)
                                                                                       -----------------    ----------------
      Total stockholders' equity                                                          3,338,190             122,183
                                                                                       -----------------    ----------------
             Total liabilities and stockholders' equity                                  $3,570,970            $170,021
                                                                                       =================    ================


     See accompanying notes to condensed consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                     Three Months Ended June 30,        Nine Months Ended June 30,
                                                                        2000              1999             2000            1999
                                                                  -----------------  ----------------  --------------  -----------
Revenues:
   License                                                             $53,574            $6,439           $95,545        $16,939
   Maintenance and service                                              27,091             5,454            48,641         11,292
                                                                  -----------------  ----------------  --------------  -----------
      Total revenues                                                    80,665            11,893           144,186         28,231
                                                                  -----------------  ----------------  --------------  -----------

Cost of revenues:
   License                                                               3,117               331             5,358            581
   Maintenance and service (exclusive of stock-based
      compensation expense of $200 and $383 for the three
      months ended June 30, 2000 and 1999 and $825 and $708
      for the nine months ended June 30, 2000 and 1999,
      respectively)                                                     10,876             2,113            18,524          4,622
                                                                  -----------------  ----------------  --------------  -----------
      Total cost of revenues                                            13,993             2,444            23,882          5,203
                                                                  -----------------  ----------------  --------------  -----------
   Gross profit                                                         66,672             9,449           120,304         23,028
                                                                  -----------------  ----------------  --------------  -----------
Operating expenses:
   Sales and marketing (exclusive of stock-based compensation expense of $588 and $2,318 for the three months ended
      June 30, 2000 and 1999 and $4,492 and $4,269 for the
      nine months ended June 30 , 2000 and 1999, respectively
      and exclusive of $13,575 of business partner warrant
      expense for the three and nine months ended June 30,
      2000)                                                             65,595             9,796           121,616         21,098
   Research and development (exclusive of stock-based
      compensation expense of $537 and $985 for the three
      months ended June 30, 2000 and 1999 and $2,068 and $2,023
      for the nine months ended June 30, 2000 and 1999,
      respectively)                                                     10,771             3,462            22,338          7,311
   General and administrative (exclusive of stock-based
      compensation expense of $543 and $1,599 for the three
      months ended June 30, 2000 and 1999 and $2,573 and $2,330
      for the nine months ended June 30, 2000 and 1999,
      respectively)                                                      6,442             2,396            13,963          5,094
   Amortization of goodwill and other intangibles                      290,392                 -           388,679              -
   In-process research and development                                       -                 -            12,750              -
   Business partner warrants                                            13,575                 -            13,575              -
   Amortization of stock-based compensation                              1,868             5,285             9,958          9,330
                                                                  -----------------  ----------------  --------------  -------------
      Total operating expenses                                         388,643            20,939           582,879         42,833
                                                                  -----------------  ----------------  --------------  -------------
   Loss from operations                                               (321,971)          (11,490)         (462,575)       (19,805)
Other income, net                                                        5,245               197            10,017            384
                                                                  -----------------  ----------------  --------------  -------------
   Net loss before income taxes                                       (316,726)          (11,293)         (452,558)       (19,421)
Provision for income taxes                                                 433                 -               875              -
                                                                  -----------------  ----------------  --------------  -------------
Net loss                                                             $(317,159)         $(11,293)        $(453,433)      $(19,421)
                                                                  =================  ================  ==============  =============

Basic and diluted net loss per share                                    $(1.45)           $(0.21)           $(2.46)        $(0.45)
                                                                  =================  ================  ==============  =============

Weighted-average shares used in computing basic and
   diluted net loss per share                                          218,478            52,626           184,566         43,394
                                                                  =================  ================  ==============  =============

     See accompanying notes to condensed consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)




                                                                                                Nine Months Ended June 30,
                                                                                              2000                   1999
                                                                                    -----------------------  ----------------------
OPERATING ACTIVITIES:
   Net loss                                                                               $(453,433)              $(19,421)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      In-process research and development                                                    12,750                      -
      Depreciation and amortization                                                           4,680                    927
      Amortization of stock-based compensation                                                9,958                  9,330
      Amortization of goodwill and other intangibles                                        388,679                      -
      Non-cash warrant expense                                                               13,596                     20
   Changes in operating assets and liabilities:
      Accounts receivable                                                                   (29,738)                (3,827)
      Prepaid expenses and other assets                                                      (9,114)                  (469)
      Accounts payable                                                                        4,884                    226
      Accrued compensation and related liabilities                                           32,454                  2,787
      Accrued liabilities                                                                    15,317                  2,850
      Deferred revenue                                                                       97,557                 21,292
                                                                                    -----------------------  ----------------------
   Net cash provided by operating activities                                                 87,590                 13,715

INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                                 (23,380)                (2,985)
   Purchases of investments, net                                                            (50,652)                (1,247)
   Cash acquired in purchase transactions                                                    99,638                      -
   Direct costs of purchase transactions                                                    (39,501)                     -
   Allocation to restricted cash                                                            (30,680)                  (800)
                                                                                    -----------------------  ----------------------
   Net cash used in investing activities                                                    (44,575)                (5,032)

FINANCING ACTIVITIES:
   Repayments of long-term debt                                                                (617)                  (341)
   Proceeds from sale of common stock                                                        59,715                127,233
   Repurchase of common stock                                                                     -                    (12)
                                                                                    -----------------------  ----------------------
   Net cash provided by financing activities                                                 59,098                126,880

EFFECT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                                  (130)                     1
                                                                                    -----------------------  ----------------------
Net increase in cash and cash equivalents                                                   101,983                135,564
Cash and cash equivalents at beginning of period                                             50,284                  8,305
                                                                                    -----------------------  ----------------------
Cash and cash equivalents at end of period                                                 $152,267               $143,869
                                                                                    =======================  ======================


See accompanying notes to condensed consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1.  Basis of Presentation

         The unaudited condensed consolidated financial statements have been prepared by Ariba, Inc. ("Ariba" or "the Company") and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. Certain amounts in the prior year and prior quarter financial statements have been reclassified to conform to the current year and current quarter presentation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended September 30, 1999, included in the Company's Form 10-K filed December 23, 1999 with the Securities and Exchange Commission.

         On both November 16, 1999 and March 2, 2000 the Board of Directors authorized a two-for-one stock split of the Company's common stock, in the form of a stock dividend thus effecting an overall four-for-one split stock split as of June 30, 2000. The financial information included in the accompanying condensed consolidated financial statements has been restated to give effect to these stock splits.

         Accounts receivable includes amounts due from customers for which revenue has been recognized. Deferred revenue includes amounts received from customers for which revenue has not been recognized.

         Long-term investments include equity holdings in both public and private technology companies, which have been classified as available for sale. Public equity securities with a readily determinable fair value, are stated at fair value, which is determined based upon the quoted market price of the securities. Other equity securities are stated at the lesser of cost or the estimated net realizable value.

Note 2.   Net Loss Per Share

         The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

                                                                          Three Months Ended June 30,   Nine Months Ended June 30,
                                                                              2000           1999           2000         1999
                                                                              ----           ----           ----         ----
Net loss                                                                  $(317,159)      $(11,293)      $(453,433)   $(19,421)
                                                                         ==========================================================
Basic and diluted:
     Weighted-average common shares outstanding                             236,540         87,405         207,327      78,331
     Less:  Weighted-average common shares subject to repurchase            (18,062)       (34,779)        (22,761)    (34,937)
                                                                         ----------------------------------------------------------
Weighted-average common shares used in computing basic and diluted net
     loss per common share                                                  218,478         52,626         184,566      43,394
                                                                         ==========================================================

Basic and diluted net loss per common share                                  $(1.45)        $(0.21)         $(2.46)     $(0.45)
                                                                         ==========================================================

Diluted net loss per share does not include the effect of the following potential common shares at June 30 (in thousands):

                                                                                                    2000           1999
                                                                                                    ----           ----
Shares issuable under stock options                                                               47,393         38,537
Shares of unvested stock subject to repurchase                                                    15,532         34,538
Shares issuable pursuant to warrants to purchase common and convertible preferred stock
   (In the quarter ended June 30, 2000 this includes 2,193 of business partner warrants earned, and excludes the remaining business partner warrants that could
   potentially be earned. Please see Note 7 for further discussion.)                                2,251            186

         The weighted-average exercise price of stock options outstanding was $21.17 and $1.33 as of June 30, 2000 and 1999, respectively. The weighted average repurchase price of unvested stock was $0.28 and $0.17 as of June 30, 2000 and 1999, respectively. The weighted average exercise price of warrants was $111.40 and $0.80 as of June 30, 2000 and 1999, respectively.


Note 3.   Comprehensive Income

         SFAS No. 130, REPORTING COMPREHENSIVE INCOME, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and nine months ended June 30, 2000 and 1999 were as follows (in thousands):

                                                                  Three Months Ended June 30,   Nine Months Ended June 30,
                                                                      2000           1999           2000         1999
                                                                      ----           ----           ----         ----
Net loss                                                          $(317,159)      $(11,293)     $(453,433)    $(19,421)
Unrealized gain (loss) on securities                                 (3,161)             5           (342)         (75)
Foreign currency translation adjustments                                (90)            17           (131)           1
                                                                 ----------------------------------------------------------
Comprehensive loss                                                $(320,410)      $(11,271)     $(453,906)    $(19,495)
                                                                 ==========================================================

Tax effects of other comprehensive loss are not considered material.

The components of accumulated other comprehensive loss at June 30, 2000 and September 30, 1999 were as follows (in thousands):

                                                                                June 30,      September 30,
                                                                                  2000            1999
                                                                                  ----            ----
Unrealized loss on securities                                                   $(564)          $(222)
Foreign currency translation adjustments                                         (130)              1
                                                                            ---------------------------------
Accumulated other comprehensive loss                                            $(694)          $(221)
                                                                            =================================


Note 4.   Acquisitions

         On January 20, 2000, the Company completed its acquisition of TradingDynamics, Inc. ("TradingDynamics"). TradingDynamics provided business-to-business Internet trading applications, including business-to-business auction, request for quote ("RFQ"), reverse auction, and bid/ask-style exchange mechanisms. Pursuant to the terms of the Agreement and Plan of Merger each share of TradingDynamics common stock was converted into the right to receive 0.6869094 shares of Ariba common stock. In addition, the Company assumed each issued and outstanding option and warrant to purchase shares of TradingDynamics common stock which was converted into an option or warrant to purchase Ariba common stock using an exchange ratio of 0.6869094.

         Pursuant to the exchange ratios applied in the acquisition, the Company issued 7,274,656 shares of Ariba common stock with a fair market value of $371.9 million and exchanged options and warrants to purchase 2,151,394 shares of Ariba common stock with a fair market value of $91.7 million. The fair market value of the exchanged options and warrants to purchase 2,151,394 shares of Ariba's common stock was valued using the Black-Scholes option pricing model with the following assumptions: 1) expected volatility of 0.9572, 2) weighted-average risk-free interest rate of 6.53%, 3) expected term of approximately 3 years and
4) no expected dividends. In connection with the acquisition, the Company incurred transaction costs consisting primarily of professional fees of $1.4 million, resulting in a total purchase price of $465.0 million. A total of 829,660 shares of the stock issued were placed in an escrow account to secure and collateralize the indemnification obligations of TradingDynamics stockholders to Ariba. The results of operations of TradingDynamics have been included with the Company's results of operations since January 20, 2000, the date of acquisition.

          On March 8, 2000, the Company completed its acquisition of Tradex Technologies, Inc. ("Tradex"). Tradex was a provider of solutions for net markets. Pursuant to the terms of the Agreement and Plan of Reorganization, each share of Tradex common stock was converted into the right to receive 1.36712 shares of Ariba common stock. In addition, the Company assumed each issued and outstanding option to purchase shares of Tradex common stock which was converted into an option to purchase Ariba common stock using an exchange ratio of 1.36712.

         Pursuant to the exchange ratios applied in the acquisition, the Company issued 34,059,336 shares of Ariba common stock with a fair market value of $2.1 billion and exchanged options to purchase 4,018,804 shares of Ariba common stock with a fair market value of $207.5 million. The fair market value of the exchanged options and warrants to purchase 4,018,804 shares of Ariba's common stock was valued using the Black-Scholes option pricing model with the following assumptions: 1) expected volatility of 0.9572, 2) weighted-average risk-free interest rate of 6.55%, 3) expected term of approximately 3 years and 4) no expected dividends. In connection with the acquisition, the Company incurred transaction costs consisting primarily of professional fees of $28.8 million, resulting in a total purchase price of $2.3 billion. A total of 3,374,738 shares of the stock issued were placed in an escrow account to secure and collateralize the indemnification obligations of Tradex stockholders to Ariba. The results of operations of Tradex have been included with the Company's results of operations since March 8, 2000, the date of acquisition.

         The acquisitions were accounted for as purchase business combinations which means that the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values on the date of acquisition.

         The total purchase price paid for the TradingDynamics acquisition was allocated as follows (in thousands):

                                                                            TradingDynamics
                                                                            ---------------
Property and equipment                                                              $224
Net liabilities acquired, excluding property and equipment                       (13,447)
Identifiable intangible assets                                                     6,800
In-process research and development                                                  950
Goodwill                                                                         470,477
                                                                           -------------------
     Total                                                                      $465,004
                                                                           ===================

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

          The discount rates selected for estimating future discounted cash flows for the core and in-process technology were 20% and 25%, respectively. In the selection of the appropriate discount rates, consideration was given to the Company's estimated weighted average return on working capital and the Company's estimated weighted average return on assets. The discount rate utilized for the in-process technology was determined to be higher than the Company's estimated weighted average return on working capital because the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than the Company's weighted average return on working capital, the Company has reflected the risk premium associated with achieving and sustaining growth rates and improved profitability as well as the increased rates of return associated with intangible assets.

         The total purchase price paid for the Tradex acquisition was allocated as follows (in thousands):

                                                                                   Tradex
                                                                                   ------
Property and equipment                                                             $3,502
Net assets acquired, excluding property and equipment                              75,679
Identifiable intangible assets                                                     15,300
In-process research and development                                                11,800
Goodwill                                                                        2,205,199
                                                                           --------------------
     Total                                                                     $2,311,480
                                                                           ====================

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

          The discount rates selected for estimating future discounted cash flows for the core and in-process technology were 21% and 22%, respectively. In the selection of the appropriate discount rates, consideration was given to the Company's estimated weighted average return on working capital and the Company's estimated weighted average return on assets. The discount rate utilized for the in-process technology was determined to be higher than the Company's estimated weighted average return on working capital because the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than the Company's weighted average return on working capital, the Company has reflected the risk premium associated with achieving and sustaining growth rates and improved profitability as well as the increased rates of return associated with intangible assets.

         At June 30, 2000, accumulated amortization related to the goodwill and other intangible assets acquired in the TradingDynamics and Tradex acquisitions totaled $305.1 million. The goodwill and other intangible assets are being amortized over a three year period.

         The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the nine month period ended June 30, 2000 and 1999 assuming TradingDynamics and Tradex had been acquired at the beginning of the periods presented (in thousands, except per share data):

                                                                                                         Nine Months Ended June 30,
                                                                                                            2000            1999
                                                                                                            ----            ----
Revenue                                                                                                   $154,867         $31,399
Net loss                                                                                                  (849,629)       (702,084)
Basic and diluted net loss per share                                                                        $(4.12)         $(8.41)


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

         On June 21, 2000, the Company entered into an Agreement and Plan of Reorganization to acquire SupplierMarket.com, Inc. ("SupplierMarket.com"), a leading provider of online collaborative sourcing technologies. The agreement is structured as a tax-free stock-for-stock merger and will be accounted for as a purchase transaction. Based on SupplierMarket.com's capitalization as of June 30, 2000, the Company will issue approximately 6.3 million shares of Ariba common stock to SupplierMarket.com stockholders and will exchange options to purchase shares of Ariba common stock. Subject to satisfaction of customary closing conditions the Company expects that the acquisition will close in the quarter ending September 30, 2000.

Note 5.  Intellectual Property Agreement

         In the quarter ended March 31, 2000, the Company sold 5,142,858 shares of common stock with a fair market value of $834.4 million to an independent third party. As part of the sale the Company received intellectual property and $47.5 million in cash. The intellectual property is valued at the difference between the fair market value of the stock being exchanged and the cash received, which is $786.9 million. This amount is classified within other intangible assets on the balance sheet and is being amortized over three years based on the terms of the related intellectual property agreement. At June 30, 2000, accumulated amortization related to this item totaled $83.6 million.

Note 6.  Deferred Stock-Based Compensation

         The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through June 30, 2000, the Company has recorded deferred stock-based compensation of $37.0 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally 4 years.

Note 7.  Warrants

         In January 2000, in connection with an alliance with EDS CoNext, Inc., the Company issued warrants to purchase up to approximately 11,600,000 shares (up to 4.8% of the Company's stock outstanding at July 31, 2000) of the Company's common stock, assuming the exercise of such warrants on a net issuance basis at current market values, at various exercise prices based on future prices of our common stock or on predetermined exercise prices. The warrants vest upon attainment of certain milestones primarily related to revenue targets and other sales related targets. The warrants generally expire either upon the termination of the agreement, five years from their vesting date or on December 31, 2008. The warrants can be earned over approximately a five year period.

         In February 2000, in connection with an alliance with Telefonica S.A., the Company issued warrants to purchase up to 4,800,000 shares (up to 2.0% of the Company's stock outstanding at July 31, 2000) of the Company's common stock at various exercise prices based on future prices of our common stock or on predetermined exercise prices. The warrants vest upon attainment of certain milestones related to revenue targets. The warrants generally expire either upon termination of the agreement, when the milestone period expires or one year after the specific milestone is met. The warrants can be earned over approximately a five year period.

         In March 2000, in connection with an alliance with International Business Machines Corporation, the Company issued warrants to purchase up to 3,428,572 shares (up to 1.4% of the Company's stock outstanding at July 31, 2000) of the Company's common stock at an exercise price of $87.50. The warrants vest upon attainment of certain milestones related to revenue targets. The warrants generally expire either upon termination of the agreement, when the milestone period expires, or 18 months after the specific milestone is met. The warrants can be earned over approximately a five year period.

         In April 2000, in connection with an alliance with Bank of America, the Company issued warrants to purchase up to 6,776,000 shares (up to 2.8% of the Company's stock outstanding at July 31, 2000) of the Company's common stock at an exercise price based on the ten day average of the Company's stock price up to and including the vesting date of when the warrant is earned. The warrants primarily vest upon attainment of certain milestones. The warrants generally expire either upon termination of the agreement, when the milestone period expires, or one year after the specific milestone is met. The warrants can be earned over approximately a five year period.

         In the quarter ended June 30, 2000, the total amount of expense recognized relating to the Company's business partner warrants was $13.6 million. In the quarter ended June 30, 2000, a warrant for 1,936,000 shares of the Company's common stock was earned upon signing of a sales and marketing alliance agreement. A total of $56.2 million was recorded as an intangible asset for this sales and marketing alliance based on the fair market value of the warrant. This intangible asset will be amortized over the life of the agreement, which is 5 years. $2.8 million was amortized during the recent quarter as sales and marketing expense which is classified as business partner warrant expense on the Company's income statement. As of June 30, 2000 there is an intangible asset of $53.4 million remaining to be amortized over the next 19 quarters relating to this warrant. The fair market value of the warrants to purchase the 1,936,000 shares of the Company's common stock was valued using the Black-Scholes option pricing model with the following assumptions: 1) expected volatility of 1.032,
2) weighted-average risk-free interest rate of 6.23%, 3) expected term of approximately 1 year and 4) no expected dividends.

         Also during the quarter ended June 30, 2000, a warrant for 257,143 shares of the Company's common stock was earned upon attainment of a revenue target milestone. Therefore the Company expensed $5.0 million of sales and marketing expense which is classified as business partner warrant expense on the Company's income statement. In addition it was determined that as of June 30, 2000 that it was probable that another warrant for 257,143 shares of the Company's common stock would be earned in the future. Therefore the Company expensed $5.8 million for this portion of the warrant in the quarter ended June 30, 2000. This $5.8 million of sales and marketing expense is classified as business partner warrant expense on the Company's income statement. The fair market value of the warrants to purchase these shares of the Company's common stock were valued using the Black-Scholes option pricing model with the following assumptions: 1) expected volatility of 1.032, 2) weighted-average risk-free interest rates ranging from 6.23% to 6.48%, 3) expected term of approximately 1.5 years and 4) no expected dividends.

         If and when it becomes probable that the business partner will earn any of the above warrants, the Company recognizes a non-cash expense for these warrants. The amount of expense is calculated using the Black-Scholes option pricing model. The total expense associated with the warrants is measured at each subsequent balance sheet date until either the milestones are achieved or the warrants expire. Future remeasurement could result in substantial non-cash expense, which could fluctuate depending on the fair market value of the Company's common stock at each measurement date.

         The Company also received warrants for the common stock of EDS CoNext, Inc. in connection with the January alliance. The Company earned one of these warrants in the quarter ended March 31, 2000. The estimated fair value of this warrant is included in the balance sheet under long-term investments with a value of approximately $200,000. The Company is recognizing the revenue related to this warrant on a straight-line basis over a five year period which represents the life of the agreement. The other warrants, which may be received by the Company, are based on performance milestones. They have not been earned as of June 30, 2000 and therefore the Company has not recorded any investment or revenue related to these warrants.

         The Company also received warrants for the common stock of Banc of America Marketplace LLC in connection with the April alliance. The warrants, which may be earned by the Company, are based on factors relating to the initial public offering and market capitalization of Banc of America Marketplace LLC.

Note 8.  Line of Credit

         In May 1999, the Company entered into a credit agreement with a bank, which was collateralized by certain assets of the Company. In May 2000, this credit agreement expired.

Note 9. Commitments

         In March 2000, the Company entered into a new facility lease agreement. The lease term commences upon possession and is for 12 years. The Company currently expects possession to be in the quarter ending March 31, 2001. Lease payments will be made on an escalating basis with the total future minimum lease payments amounting to $386.8 million over the lease term. The Company will also have to contribute a significant amount towards construction costs of the facility. This amount is currently estimated at approximately $116.0 million, but is subject to change. As part of this agreement the Company is required to hold a certificate of deposit as a form of security. This certificate of deposit is for $25.7 million and is classified as restricted cash on our balance sheet.

Note 10.  Recent Pronouncements

         In June 1998, the FASB issued Statement of Financial Accounting Standards, (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001 in accordance with SFAS No. 137, which delays the required implementation of SFAS No. 133 for one year.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board opinion 20, "Accounting Changes." In March 2000, the SEC issued SAB 101A "Amendment: Revenue Recognition in Financial Statements," which delays implementation of SAB 101 until the Company's first fiscal quarter of 2001. In June 2000, the SEC issued SAB 101B "Second Amendment: Revenue Recognition in Financial Statements," which delays the implementation of SAB 101 until the Company's fourth fiscal quarter of 2001. The Company will adopt SAB 101 and is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations.

         In March 2000, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-2, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS. EITF 00-2 discusses how an entity should account for costs incurred to develop a web site. We are currently evaluating EITF 00-2 and the potential financial reporting impact of this issue.

         In March 2000, the EITF reached a consensus on EITF 00-3, APPLICATION OF AICPA STATEMENT OF POSITION (SOP) 97-2 TO ARRANGEMENTS THAT INCLUDE THE RIGHT TO USE SOFTWARE STORED ON ANOTHER ENTITY'S HARDWARE. EITF 00-3 discusses whether SOP 97-2 applies to arrangements that require the vendor to host the software and whether SOP 97-2 applies to arrangements in which the customer has an option to take delivery of the software and, if so, when delivery of the software occurs and how the vendor's hosting obligation impacts revenue recognition. The Company has adopted this EITF and it has not had a material impact on the Company's results of operation.

         In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000,but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15,1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.

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

OVERVIEW

         Ariba is a leading business-to-business electronic commerce platform and network services provider. We were founded in September 1996 and from that date through March 1997 were in the development stage, conducting research and developing our initial products. In March 1997, we began selling our products and related services and currently market them in the United States, Latin America, Europe, Canada, Australia and Asia primarily through our direct sales force and to a lesser extent through indirect sales channels.

         On January 20, 2000 and March 8, 2000 we acquired TradingDynamics, Inc. ("TradingDynamics") and Tradex Technologies, Inc. ("Tradex"), respectively, primarily for their product offerings and research and development teams. We accounted for these acquisitions as purchase business combinations. Accordingly, TradingDynamics' and Tradex's results of operations are included in our combined results from the date of the acquisitions. We also entered into an Agreement and Plan of Reorganization to acquire SupplierMarket.com, Inc. ("SupplierMarket.com"), a leading provider of online collaborative sourcing technologies on June 21, 2000. Subject to satisfaction of customary closing conditions, we expect that the acquisition will close in the quarter ending September 30, 2000. Please see Note 4 in the Notes to the Condensed Consolidated Financial Statements for more detailed information.

         Through June 30, 2000, our revenues have been principally derived from licenses of our products, from maintenance and support contracts and from the delivery of implementation consulting and training services. Customers who license our operating resource management system software, Ariba Buyer, and other products such as Ariba Marketplace, or our other products also generally purchase maintenance contracts which provide software upgrades, technical support and connectivity to our Ariba Commerce Services Network over a stated term, which is usually a twelve-month period. Customers may purchase implementation services from us, but we continue to expect to increasingly rely on third-party consulting organizations to deliver these services directly to our customers. We also offer fee-based training services to our customers.

         On October 1, 1997, we adopted Statement of Position, or SOP, 97-2, SOFTWARE REVENUE RECOGNITION, which supersedes SOP 91-1, SOFTWARE REVENUE RECOGNITION. On October 1, 1999, we adopted Statement of Position, or SOP, 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which amends SOP 97-2 and supercedes SOP 98-4. The adoption of SOP 97-2 and SOP 98-9 has not had a material effect on our operating results. SOP 97-2 generally requires revenues earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue allocated to software licenses is generally recognized upon delivery of the products or ratably over a contractual period if unspecified software products are to be delivered during that period. Starting in fiscal 1999, our standard license agreement provided customers the right to future unspecified software licenses. Accordingly, payments received from our customers upon the signing of these license agreements are deferred, and the revenue is recognized ratably over the contract period. Revenue allocated to maintenance is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed.

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

         The majority of our customers who license our software products generally receive a server capacity license, one or more of the Ariba Buyer modules and adapters to interface with financial, human resource and other existing enterprise systems. The fee for the server capacity license is based on the customers' estimated annual volume of line items of purchasing transactions. The license fees for the software modules and adapters consist of individual prices for each module or adapter.

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

         Our operating expenses are classified into general categories: sales and marketing, research and development and general and administrative. Except for stock-based compensation and business partner warrants we classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category type, there are commonly recurring expenditures that are typically included in these categories in our operating expenses, such as salaries, employee benefits, incentive compensation, bonuses, sales commissions, travel and entertainment costs, telephone, communication, rent and facilities costs, and third-party professional services fees. The sales and marketing category of operating expenses includes expenditures specific to the marketing group, such as public relations and advertising, trade shows, marketing collateral materials and customer advisory council meetings.

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

         Also included in our operating expenses is the non-cash expense for business partner warrants. This non-cash expense relates to warrants that have been earned by our business partners. If and when it becomes probable that the business partner will earn any warrants, we recognize a non-cash expense for these warrants. Please see Note 7 in the Notes to the Condensed Consolidated Financial Statements for more detailed information.

         Although revenues have consistently increased from quarter to quarter, we have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments, for the amortization of our goodwill and other intangible assets and for our business partner warrants. As a result, we have incurred significant losses since inception, and, as of June 30, 2000, had an accumulated deficit of $498.4 million. We believe our success is contingent on increasing our customer base and developing our products and services. We intend to continue to invest heavily in sales, marketing, research and development and, to a lesser extent, support infrastructure. We also will have significant expenses going forward related to the amortization of our goodwill and other intangible assets, and we may continue to have substantial non-cash expenses related to the issuance of warrants to purchase our common stock. These warrant related expenses will not be recognized until the warrants are earned and will fluctuate depending on the market value of our common stock. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

         We had 1,273 full-time employees as of June 30, 2000 and intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth and increased demand, we must invest in and implement scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect future expansion to continue to challenge our ability to hire, train, manage and retain our employees.

         In connection with the granting of stock options to our employees, we recorded deferred stock-based compensation totaling approximately $37.0 million from inception up to June 30, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. During fiscal 1999 and 1998, we recorded $13.5 million and $830,000, respectively, of related stock-based compensation amortization expense and during the nine months ended June 30, 2000, we recorded $9.7 million of related stock-based compensation amortization expense. As of June 30, 2000, we had an aggregate of $13.1 million of related deferred compensation to be amortized. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through fiscal 2003. The amortization of stock-based compensation is presented as a separate component of operating expenses in our consolidated statements of operations.

         In the nine months ended June 30, 2000 in connection with our recent acquisitions and our entering into an intellectual property agreement with an independent third party, we recorded goodwill and other intangible assets of $3.5 billion. These assets are being amortized over their estimated useful lives, which is three years. During the nine months ended June 30, 2000, we recorded $388.7 million of amortization expense for these assets. As of June 30, 2000, we had an aggregate of $3.1 billion of goodwill and other intangible assets remaining to be amortized for these assets. The amortization of the remaining goodwill and other intangible assets will result in additional charges to operations through the quarter ending March 31, 2003. We expect to record additional goodwill and other intangible assets in connection with the proposed acquisition of SupplierMarket.com. The amortization of goodwill and other intangible assets is presented as a separate component of operating expenses in our consolidated statements of operations. We also had a non-recurring charge of $12.8 million in the quarter ended March 31, 2000 for in-process research and development related to our recent acquisitions. Please see Notes 4 and 5 in the Notes to the Condensed Consolidated Financial Statements for more detailed information.

         In the quarter ended June 30, 2000, a warrant for 1,936,000 shares of our common stock was earned upon signing of a sales and marketing alliance agreement. A total of $56.2 million was recorded as an intangible asset for this sales and marketing alliance based on the fair market value of the warrant. This intangible asset will be amortized over the life of the agreement, which is 5 years. $2.8 million was amortized during the recent quarter as sales and marketing expense which is classified as business partner warrant expense on our income statement. As of June 30, 2000 there is an intangible asset of $53.4 million remaining to be amortized over the next 19 quarters relating to this warrant. We also had additional sales and marketing expense of $10.8 million in the quarter ended June 30, 2000 related to other business partner warrants. This was also classified as business partner warrant expense on our income statement. Please see Note 7 in the Notes to the Condensed Consolidated Financial Statements for more detailed information.

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

RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data in absolute dollars for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q which, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Form 10-K.

                                                                     Three Months Ended June 30,        Nine Months Ended June 30,
                                                                        2000              1999             2000            1999
                                                                  -----------------  ----------------  --------------  ------------
Revenues:
   License                                                             $53,574            $6,439            $95,545      $16,939
   Maintenance and service                                              27,091             5,454             48,641       11,292
                                                                  -----------------  ----------------  --------------  ------------

      Total revenues                                                    80,665            11,893            144,186       28,231
                                                                  -----------------  ----------------  --------------  ------------

Cost of revenues:
   License                                                               3,117               331              5,358          581
   Maintenance and service (exclusive of stock-based compensation expense of $200 and $383 for the three months ended
      June 30, 2000 and 1999 and $825 and $708 for the nine
      months ended June 30, 2000 and 1999, respectively)                10,876             2,113             18,524        4,622
                                                                  -----------------  ----------------  --------------  ------------
      Total cost of revenues                                            13,993             2,444             23,882        5,203
                                                                  -----------------  ----------------  --------------  ------------
   Gross profit                                                         66,672             9,449            120,304       23,028
                                                                  -----------------  ----------------  --------------  ------------

Operating expenses:
   Sales and marketing (exclusive of stock-based compensation expense of $588 and $2,318 for the three months ended
      June 30, 2000 and 1999 and $4,492 and $4,269 for the nine
      months ended June 30 , 2000 and 1999, respectively and
      exclusive of $13,575 of business partner warrant expense
      for the three and nine months ended June 30, 2000)                65,595             9,796            121,616      21,098
   Research and development (exclusive of stock-based
      compensation expense of $537 and $985 for the three
      months ended June 30, 2000 and 1999 and $2,068 and
      $2,023 for the nine months ended June 30, 2000 and
      1999, respectively)                                               10,771             3,462             22,338       7,311
   General and administrative (exclusive of stock-based
      compensation expense of $543 and $1,599 for the three
      months ended June 30, 2000 and 1999 and $2,573 and $2,330
      for the nine months ended June 30, 2000 and 1999,
      respectively)                                                      6,442             2,396             13,963       5,094
   Amortization of goodwill and other intangibles                      290,392                 -            388,679           -
   In-process research and development                                       -                 -             12,750           -
   Business partner warrants                                            13,575                 -             13,575           -
   Amortization of stock-based compensation                              1,868             5,285              9,958       9,330
                                                                  -----------------  ----------------  --------------  ------------
      Total operating expenses                                         388,643            20,939            582,879      42,833
                                                                  -----------------  ----------------  --------------  ------------

   Loss from operations                                               (321,971)          (11,490)          (462,575)    (19,805)
Other income, net                                                        5,245               197             10,017         384
                                                                  -----------------  ----------------  --------------  ------------
   Net loss before income taxes                                       (316,726)          (11,293)          (452,558)    (19,421)
Provision for income taxes                                                 433                 -                875           -
                                                                  -----------------  ----------------  --------------  ------------
Net loss                                                             $(317,159)         $(11,293)         $(453,433)   $(19,421)
                                                                  =================  ================  ==============  ============


Basic and diluted net loss per share                                    $(1.45)           $(0.21)            $(2.46)     $(0.45)
                                                                  =================  ================  ==============  ============

Weighted-average shares used in computing basic
   and diluted net loss per share                                      218,478            52,626            184,566      43,394
                                                                  =================  ================  ==============  ============

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES

         LICENSE. License revenues for the quarter ended June 30, 2000 were $53.6 million, a 732% increase over license revenues of $6.4 million for the quarter ended June 30, 1999. This increase was primarily attributable to continued market acceptance of our products, including an increase in licenses to new customers, resulting from increased headcount in our sales force, increased demand for business-to-business electronic commerce solutions across a broad range of industries, new strategic products and solutions, including those resulting from our acquisitions, increased success from our business partners to help promote and sell our product domestically and internationally, and the growing acceptance of our products internationally.

         MAINTENANCE AND SERVICE. Maintenance and service revenues for the quarter ended June 30, 2000 were $27.1 million, a 397% increase over maintenance and service revenues of $5.5 million for the quarter ended June 30, 1999. This increase is attributable to increased licensing activity as discussed above, resulting in increased revenues from customer implementations and maintenance contracts and, to a lesser extent, accelerated customer implementations and renewals of recurring maintenance have also contributed to the increase.

         During the quarter ended June 30, 2000, one individual customer accounted for more than 10% of total revenues, and, in the quarter ended
June 30, 1999, two individual customers each accounted for more than 10% of total revenues. Revenues from international sales were $10.3 million in the quarter ended June 30, 2000 and were $2.5 million for the quarter ended June 30, 1999.

         We plan to continue to add services and other functionality to the Ariba Commerce Services Network and other electronic trading networks. We expect to charge fees for these services and functionality. The revenues associated may be a combination of transaction and/or annual subscription fees. Examples of such services include electronic payment, bid/quote and sourcing, among others. We expect these network related revenues to be a significant contributor to total revenues over time. However, we cannot predict whether these services and other functionality will be commercially successful or whether they will adversely impact revenues from our Ariba Buyer products and services. We would be seriously harmed if the Ariba Commerce Services Network and other electronic trading networks are not commercially successful, particularly if we experience a decline in the growth or growth rate of revenues from our B2B Buyer solution. In general, we expect that total revenue will fluctuate in future periods depending on the timing and acceptance of new product and service introductions, customer buying patterns, pricing actions taken by us, competition and other factors.

COST OF REVENUES

         LICENSE. Cost of license revenues were $3.1 million in the quarter ended June 30, 2000, an increase of 842% over cost of license revenues of $331,000 for the quarter ended June 30, 1999. The increase in the cost of license revenues was primarily attributable to certain reseller sales commissions and royalties due to third parties for integrated technology.

         MAINTENANCE AND SERVICE. Cost of maintenance and service revenues were $10.9 million in the quarter ended June 30, 2000, an increase of 415% over cost of maintenance and service revenues of $2.1 million for the quarter ended
June 30, 1999. Our cost of maintenance and service revenues includes salaries and related expenses for our customer support, implementation and training services organizations, costs of third parties contracted to provide consulting services to customers and an allocation of our facilities, communications and depreciation expenses. The increase in these costs was primarily attributable to increases in the number of implementation, training and technical support personnel from our internal growth and acquisitions and because of increased licensing activity in the current quarter resulting in increased implementation, customer support and training costs.

         During the quarter ended June 30, 2000, cost of maintenance and service revenues including stock-based amortization increased to $11.1 million from $2.5 million for the quarter ended June 30, 1999. In addition to the factors mentioned above, this increase was partially offset by a lesser value of stock options being subject to amortization during the more recent quarter where the original exercise price of the option was below the deemed fair value of our common stock for accounting purposes. The amortization of stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date certain stock options were granted. As of June 30, 2000, we had an aggregate of $1.0 million of deferred compensation relating to cost of maintenance and service revenues still to be amortized. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation
No. 28.

OPERATING EXPENSES

         SALES AND MARKETING. During the quarter ended June 30, 2000, sales and marketing expenses were $65.6 million, an increase of 570% over sales and marketing expenses of $9.8 million for the quarter ended June 30, 1999. The increase was primarily attributable to increased sales commissions as a result of increased sales, an increase in salaries, travel costs and related expenses because of an increase in the number of sales and marketing employees from our internal growth and acquisitions, employer payroll taxes on stock options in our foreign subsidiaries, an increase in management bonuses, an increase in fees paid to outside professional service providers, increased recruiting and employee development costs, expanded marketing programs for advertising, trade shows and customer advisory council meetings and increased depreciation, facility, and information technology costs related to increased headcount, the expansion of our corporate headquarters and international sales office expansion. We believe these expenses will continue to increase in absolute dollar amounts in future periods as we expect to continue to expand our sales and marketing efforts.

         During the quarter ended June 30, 2000, sales and marketing expenses including business partner warrants and stock-based amortization increased to $79.8 million from $12.1 million for the quarter ended June 30, 1999. In addition to the factors mentioned above, this increase was also due to a $13.6 million expense for business partner warrants. In the quarter ended June 30, 2000, a warrant for 1,936,000 shares of our common stock was earned upon signing of a sales and marketing alliance agreement. A total of $56.2 million was recorded as an intangible asset for this sales and marketing alliance based on the fair market value of the warrant. This intangible asset will be amortized over the life of the agreement, which is 5 years. $2.8 million was amortized during the quarter ended June 30, 2000. As of June 30, 2000 there is an intangible asset of $53.4 million remaining to be amortized over the next 19 quarters relating to this warrant. We also expensed $10.8 million in the quarter ended June 30, 2000 related to other business partner warrants. Please see Note 7 in the Notes to the Condensed Consolidated Financial Statements for more detailed information.

         These increases were partially offset by a lesser value of stock options being subject to amortization during the more recent quarter where the original exercise price of the option was below the deemed fair value of our common stock for accounting purposes. As of June 30, 2000, we had an aggregate of $6.2 million of deferred compensation relating to sales and marketing expense still to be amortized.

         RESEARCH AND DEVELOPMENT. During the quarter ended June 30, 2000, research and development expenses were $10.8 million, an increase of 211% over research and development expenses of $3.5 million for the quarter ended June 30, 1999. The increase was primarily attributable to an increase in salaries and related expenses because of an increase in the number of research and development personnel from our internal growth and acquisitions and to increased depreciation, facility and information technology costs related to the expansion of our corporate headquarters. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. As a result, we expect research and development expenses to increase in absolute dollar amounts in future periods.

         During the quarter ended June 30, 2000, research and development expenses including stock-based amortization increased to $11.3 million from $4.4 million for the quarter ended June 30, 1999. In addition to the factors mentioned above, this increase was partially offset by a lesser value of stock options being subject to amortization during the more recent quarter where the original exercise price of the option was below the deemed fair value of our common stock for accounting purposes. As of June 30, 2000, we had an aggregate of $2.9 million of deferred compensation relating to research and development expense still to be amortized.

         GENERAL AND ADMINISTRATIVE. During the quarter ended June 30, 2000, general and administrative expenses were $6.4 million, an increase of 169% over general and administrative expenses of $2.4 million for the quarter ended June 30, 1999. The increase was primarily attributable to an increase in the number of finance, accounting, legal, human resources and information technology personnel from our internal growth and acquisitions, an increase in fees paid to outside professional service providers, increased facility, information technology and depreciation costs related to the expansion of our corporate headquarters and also to increased communication costs. We believe general and administrative expenses will increase in absolute dollars, as we expect to add personnel to support our expanding operations, and to incur additional costs related to the growth of our business and our responsibilities as a public company.

         During the quarter ended June 30, 2000, general and administrative expenses including stock-based amortization increased to $7.0 million from $4.0 million for the quarter ended June 30, 1999. In addition to the factors mentioned above, this increase was partially offset by a lesser value of stock options being subject to amortization during the more recent quarter where the original exercise price of the option was below the deemed fair value of our common stock for accounting purposes. As of June 30, 2000, we had an aggregate of $3.3 million of deferred compensation relating to general and administrative expense still to be amortized.

         AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. We acquired TradingDynamics and Tradex in the quarter ended March 31, 2000 primarily for their product offerings and research and development teams. We accounted for the acquisitions as purchase business combinations. We also entered an intellectual property agreement with an outside party in the quarter ended March 31, 2000. As a result of these transactions, we recorded goodwill and other intangible assets on our balance sheet of approximately $3.5 billion. Amortization of goodwill and other intangible assets was $290.4 million in the quarter ended June 30, 2000. We will be amortizing the remaining $3.1 billion of our goodwill and other intangible assets relating to these acquisitions and the intellectual property agreement on a straight-line basis through the quarter ended March 31, 2003. Please see Notes 4 and 5 in the Notes to the Condensed Consolidated Financial Statements for a more detailed discussion of our goodwill and other intangible assets relating to these acquisitions and the intellectual property agreement.

OTHER INCOME, NET

         Other income, net consists of interest income, interest expense and other non-operating expenses. During the quarter ended June 30, 2000, other income, net was $5.2 million, an increase of 2,562% over other income, net of $197,000 for the quarter ended June 30, 1999. This increase is primarily attributable to interest income resulting from higher average cash balances during the more recent period.

PROVISION FOR INCOME TAXES

         We incurred operating losses for all periods from inception through June 30, 2000. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely. We recorded income tax expense of $433,000 primarily relating to our international subsidiaries during the quarter ended June 30, 2000.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES

         LICENSE. License revenues for the nine months ended June 30, 2000 were $95.5 million, a 464% increase over license revenues of $16.9 million for the nine months ended June 30, 1999. This increase was primarily attributable to continued market acceptance of our products, including an increase in licenses to new customers, resulting from increased headcount in our sales force, increased demand for business-to-business electronic commerce solutions across a broad range of industries, new strategic products and solutions, including those resulting from our acquisitions, increased success from our business partners to help promote and sell our product domestically and internationally, and the increased acceptance of our products internationally.

         MAINTENANCE AND SERVICE. Maintenance and service revenues for the nine months ended June 30, 2000 were $48.6 million, a 331% increase over maintenance and service revenues of $11.3 million for the nine months ended June 30, 1999. This increase is attributable to increased licensing activity as discussed above, which has resulted in increased revenues from customer implementations and maintenance contracts and, to a lesser extent, accelerated customer implementations and renewals of recurring maintenance have also contributed to the increase.

         During the nine months ended June 30, 2000 no individual customer accounted for more than 10% of total revenues, and, in the nine months ended June 30, 1999, one individual customer each accounted for more than 10% of total revenues. Revenues from international sales were $25.4 million in the nine months ended June 30, 2000 and were $3.6 million for the nine months ended June 30, 1999.

COST OF REVENUES

         LICENSE. Cost of license revenues were $5.4 million in the nine months ended June 30, 2000, an increase of 822% over cost of license revenues of $581,000 for the nine months ended June 30, 1999. The increase in the cost of license revenues was primarily attributable to certain reseller sales commissions and to royalties due to third parties for integrated technology.

         MAINTENANCE AND SERVICE. Cost of maintenance and service revenues were $18.5 million in the nine months ended June 30, 2000, an increase of 301% over cost of maintenance and service revenues of $4.6 million for the nine months ended June 30, 1999. Our cost of maintenance and service revenues includes salaries and related expenses for our customer support, implementation and training services organizations, costs of third parties contracted to provide consulting services to customers and an allocation of our facilities, communications and depreciation expenses. The increase in these costs was primarily attributable to increases in the number of implementation, training and technical support personnel from our internal growth and a result of our acquisitions and because of increased licensing activity in the period resulting in increased implementation, customer support and training costs.

         During the nine months ended June 30, 2000, cost of maintenance and service revenues including related stock-based amortization increased to $19.3 million from $5.3 million for the nine months ended June 30, 1999. In addition to the increases mentioned above, the increase was also due to a greater value of stock options being subject to amortization during the more recent period where the original exercise price of the option was below the deemed fair value of our common stock for accounting purposes.

OPERATING EXPENSES

         SALES AND MARKETING. During the nine months ended June 30, 2000, sales and marketing expenses were $121.6 million, an increase of 476% over sales and marketing expenses of $21.1 million for the nine months ended June 30, 1999. The increase was primarily attributable to increased sales commissions as a result of increased sales, an increase in salaries, travel costs and related expenses because of an increase in the number of sales and marketing employees from our internal growth and acquisitions, employer payroll taxes on stock options in our foreign subsidiaries, an increase in management bonuses, an increase in our allowance for doubtful accounts related to our domestic and international growth, an increase in fees paid to outside professional service providers, increased recruiting and employee development costs, expanded marketing programs for advertising, trade shows and customer advisory council meetings and increased depreciation, facility and information technology costs related to increased headcount, the expansion of our corporate headquarters and international sales office expansion. We believe these expenses will continue to increase in absolute dollar amounts in future periods as we expect to continue to expand our sales and marketing efforts.

         During the nine months ended June 30, 2000, sales and marketing expenses including business partner warrants and stock-based amortization increased to $139.7 million from $25.4 million for the nine months ended June 30, 1999. In addition to the factors mentioned above, this increase was also due to a $13.6 million expense for business partner warrants. In the quarter ended June 30, 2000, a warrant for 1,936,000 shares of our common stock was earned upon signing of a sales and marketing alliance agreement. A total of $56.2 million was recorded as an intangible asset for this sales and marketing alliance based on the fair market value of the warrant. This intangible asset will be amortized over the life of the agreement, which is 5 years. $2.8 million was amortized during the nine months ended June 30, 2000. As of June 30, 2000 there is an intangible asset of $53.4 million remaining to be amortized over the next 19 quarters relating to this warrant. We also expensed $10.8 million in the quarter ended June 30, 2000 related to other business partner warrants. Please see Note 7 in the Notes to the Condensed Consolidated Financial Statements for more detailed information.

         In addition to the increases mentioned above, the increase was also due to a greater number of stock options being subject to amortization during the more recent period where the original exercise price of the option was below the deemed fair value of our common stock for accounting purposes.

         RESEARCH AND DEVELOPMENT. During the nine months ended June 30, 2000, research and development expenses were $22.3 million, an increase of 206% over research and development expenses of $7.3 million for the nine months ended June 30, 1999. The increase was primarily attributable to an increase in salaries and related expenses because of an increase in the number of research and development personnel from our internal growth and acquisitions and to increased depreciation, facility and information technology costs related to the expansion of our corporate headquarters. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollar amounts in future periods.

         During the nine months ended June 30, 2000, research and development expenses including related stock-based amortization increased to $24.4 million from $9.3 million for the nine months ended June 30, 1999. In addition to the increases mentioned above, the increase was also due to a greater number of stock options being subject to amortization during the more recent period where the original exercise price of the option was below the deemed fair value of our common stock for accounting purposes.

         GENERAL AND ADMINISTRATIVE. During the nine months ended June 30, 2000, general and administrative expenses were $14.0 million, an increase of 174% over general and administrative expenses of $5.1 million for the nine months ended June 30, 1999. The increase was primarily attributable to an increase in the number of finance, accounting, legal, human resources and information technology personnel from our internal growth and acquisitions, an increase in fees paid to outside professional service providers, increased facility, information technology and depreciation costs related to the expansion of our corporate headquarters and also to increased communication costs. We believe general and administrative expenses will increase in absolute dollars, as we expect to add personnel to support our expanding operations, and to incur additional costs related to the growth of our business and our responsibilities as a public company.

         During the nine months ended June 30, 2000, general and administrative expenses including related stock-based amortization increased to $16.5 million from $7.4 million for the nine months ended June 30, 1999. In addition to the increases mentioned above, the increase was also due to a greater number of stock options being subject to amortization during the more recent period where the original exercise price of the option was below the deemed fair value of our common stock for accounting purposes.

         AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. We acquired TradingDynamics and Tradex in the quarter ended June 30, 2000 primarily for their product offerings and research and development teams. We accounted for the acquisitions as purchase business combinations. We also entered an intellectual property agreement with an outside party in the quarter ended March 31, 2000. As a result of these transactions we recorded goodwill and other intangible assets on our balance sheet of approximately $3.5 billion. Amortization of goodwill and other intangible assets was $388.7 million for the nine months ended June 30, 2000. We will be amortizing the remaining $3.1 billion of our goodwill and other intangible assets relating to these acquisitions and the intellectual property agreement on a straight-line basis through the quarter ended March 31, 2003. Please see Notes 4 and 5 in the Notes to the Condensed Consolidated Financial Statements for a more detailed discussion of our goodwill and other intangible assets relating to these acquisitions and the intellectual property agreement.

         IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the TradingDynamics and Tradex acquisitions we recorded a charge of $12.8 million in the quarter ended March 31, 2000. Please see Note 4 in the Notes to the Condensed Consolidated Financial Statements for a more detailed discussion of the charge for in-process research and development.

OTHER INCOME, NET

         Other income, net consists of interest income, interest expense and other non-operating expenses. During the nine months ended June 30, 2000, other income, net was $10.0 million, an increase of 2,509% over other income, net of $384,000 for the nine months ended June 30, 1999. This increase is primarily attributable to interest income resulting from higher average cash balances during the more recent period.

PROVISION FOR INCOME TAXES

         We incurred operating losses for all periods from inception through June 30, 2000. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely. We recorded income tax expense of $875,000 primarily relating to our international subsidiaries during the nine months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, we had $215.9 million in cash, cash equivalents and short-term investments, $90.8 million in long-term investments, $31.5 million in restricted cash and $70.1 million in working capital. In the quarter ended March 31, 2000, we received $99.6 million in cash and cash equivalents from the acquisitions of TradingDynamics and Tradex. In March 2000, we received $47.5 million in cash as part of a transaction with an outside party. Please see
Note 5 in the Notes to the Condensed Consolidated Financial Statements. In June 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $121.2 million. Prior to the offering, we had financed our operations through private sales of preferred stock, with net proceeds of $23.2 million, bank loans and equipment leases. We also continue to fund our operations through our cash from operating activities. As of June 30, 2000, we had outstanding lease liabilities of $1.1 million.

         Net cash provided by operating activities was $87.6 million in the nine months ended June 30, 2000 and $13.7 million in the nine months ended June 30, 1999. Net cash provided by operating activities in the nine months ended June 30, 2000 was primarily attributed to deferred revenue from customer payments that were not recognized as revenue, and, to a lesser extent, by increases in accounts payable, accrued compensation and related liabilities and other accrued liabilities. These cash flows provided by operating activities were partially offset by the net loss for the period and, to a lesser extent, increases in accounts receivable and prepaid expenses and other assets for the nine months ended June 30, 2000. Net cash provided by operating activities in the nine months ended June 30, 1999 was primarily attributed to deferred revenue from customer payments that were not recognized as revenue, and, to a lesser extent, by increases in accounts payable, accrued compensation and related liabilities and other accrued liabilities. These cash flows provided by operating activities were partially offset by the net loss for the period and, to a lesser extent, increases in accounts receivable and prepaid expenses and other assets for the nine months ended June 30, 1999.

         Net cash used in investing activities was $44.6 million in the nine months ended June 30, 2000 and $5.0 million in the nine months ended June 30, 1999. Cash used in investing activities primarily reflects purchases of property and equipment, purchases of investments and our allocation of restricted cash for both periods. This is partially offset by the cash acquired in our acquisitions of TradingDynamics and Tradex less direct transaction costs for the mergers.

         Net cash provided by financing activities was $59.1 million in the nine months ended June 30, 2000, primarily from the proceeds of our sale of common stock to an outside party, and, to a lesser extent, exercises of employee stock options and stock purchased through our employee stock purchase plan. This was partially offset by payments on capital lease obligations. Net cash provided by financing activities was $126.9 million in the nine months ended June 30, 1999, primarily from the net proceeds of our initial public offering of $121.2 million, as well as exercises of employee stock options, partially offset by payments on capital lease obligations.

         Capital expenditures purchases, including capital leases, were $23.6 million in the nine months ended June 30, 2000 and $3.8 million in the nine months ended June 30, 1999. Our capital expenditures consisted primarily of purchases of operating resources to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our capital expenditures will continue to increase in the future. In March 2000, we entered into a new facility lease agreement. The lease term commences upon possession and is for 12 years. The Company currently expects possession to be in the quarter ending March 31, 2001. Lease payments will be made on an escalating basis with the total future minimum lease payments amounting to $386.8 million over the lease term. We will also have to contribute a significant amount towards construction costs of the facility. This amount is currently estimated at approximately $116.0 million, but is subject to change. As part of this agreement, we are required to hold a certificate of deposit as a form of security. This certificate of deposit was purchased in April for $25.7 million and it is classified as restricted cash on our balance sheet. Since inception, we have generally funded capital expenditures either through the use of working capital or with capital leases. We will also need to purchase additional operating resources. We expect to fund these commitments from our existing cash and cash equivalents and our future cash flows from operations.

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

         ARIBA IS AN EARLY-STAGE COMPANY. OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS.

         Ariba was founded in September 1996 and has a limited operating history. Our limited operating history makes an evaluation of our future prospects very difficult. We began shipping our first product, the Ariba Buyer, in June 1997 and began to operate the Ariba Commerce Services Network in April 1999. We will encounter risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. Many of these risks are described in more detail in this "Risk Factors" section. We may not successfully address any of these risks. If we do not successfully address these risks, our business would be seriously harmed.

         THE MARKET FOR OUR SOLUTIONS IS AT AN EARLY STAGE. WE NEED A CRITICAL MASS OF LARGE BUYING ORGANIZATIONS AND THEIR SUPPLIERS TO IMPLEMENT OUR SOLUTIONS.

         The market for Internet-based business-to-business applications and services is at an early stage of development. Our success depends on a significant number of organizations implementing Ariba products and services. The implementation of Ariba products by large buying organizations is complex, time consuming and expensive. In many cases, these organizations must change established business practices and conduct business in new ways. Our ability to attract additional customers for our Ariba products and services will depend on using our existing customers as reference accounts. Unless a critical mass of large buying organizations and their suppliers join the Ariba Commerce Services Network, our solutions and services may not achieve widespread market acceptance and our business would be seriously harmed.

         WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE.

         We incurred net losses of $4.7 million in fiscal 1997, $11.0 million in fiscal 1998, $29.3 million in fiscal 1999 and $453.4 million for the nine months ended June 30, 2000 (including $388.7 million of amortization of goodwill and intellectual property intangibles). We expect to derive substantially all of our revenues for the foreseeable future from licensing our products and from transaction based revenue. Although our licensing revenues have grown in recent quarters, we may not be able to sustain these growth rates. In fact, we may not have any revenue growth, and our revenues could decline. Over the longer term, we expect to derive more of our revenues from revenues related to network access, network services and independent internet marketplaces, which are based on unproven business models. Moreover, we expect to incur significant sales and marketing, research and development, and general and administrative expenses. In the future, we will incur substantial non-cash costs relating to the amortization of deferred compensation, amortization of our goodwill and other intangible assets and we may incur significant non-cash costs related to the issuance of warrants to purchase our common stock. These non-cash costs will contribute significantly to our net losses in future periods. As of June 30, 2000, we had an aggregate of $13.4 million of deferred compensation and $3.1 billion of goodwill and other intangible assets to be amortized. As a result, we expect to incur significant losses for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." and the "Notes to the Condensed Consolidated Financial Statements."

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

         -    Customer budget cycles and changes in these budget cycles; and

         -    General economic factors.

         Our quarterly revenues are especially subject to fluctuation because they depend on the sale of relatively large orders for our Ariba products and related services. As a result, our quarterly operating results may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. In some cases, we recognize revenues from product sales on a percentage of completion basis. Accordingly, our ability to recognize these revenues is subject to delays associated with our customers' ability to complete the implementation of Ariba products in a timely manner. In some cases, we recognize revenues on a subscription basis over the life of the subscriptions specified in the contract, which is typically 12 to 36 months. Therefore, if we do not book a sufficient number of large orders in a particular quarter, our revenues in future periods could be lower than expected. We also continue to develop our business model for the Ariba Commerce Services Network and related services. As this business model evolves, the potential for fluctuations in our quarterly results could increase and our revenues could be lower than expected. Furthermore, other revenue recognition policies and procedures may affect our quarterly revenues significantly. These policies and procedures may evolve or change over time based on applicable accounting standards and how these standards are interpreted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         We plan to continue to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new partnerships, make tenant improvements to our new facilities, increase our professional services and support capabilities and improve our operational and financial systems. Also our amortization of stock-based compensation and amortization of goodwill and other intangible assets will fluctuate based on our acquisition activity. Moreover, any non-cash expenses related to the issuance of warrants to purchase our common stock could fluctuate significantly as a result of fluctuations in the fair market value of our common stock. If our revenues do not increase along with these expenses or if we experience significant fluctuations in non-cash expenses related to these warrants, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be even larger than expected.

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

         Ariba Buyer and Ariba Marketplace are enterprise-wide solutions that must be deployed with many users within a buying organization. Its implementation by buying organizations is complex, time consuming and expensive. In many cases, our customers must change established business practices and conduct business in new ways. In addition, they must generally consider a wide range of other issues before committing to purchase our product, including product benefits, ease of installation, ability to work with existing computer systems, ability to support a larger user base, functionality and reliability. Furthermore, because we are one of the first companies to offer an Internet-based operating resource management system, many customers will be addressing these issues for the first time in the context of managing and procuring operating resources. As a result, we must educate potential customers on the use and benefits of our products and services. In addition, we believe that the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer organization. The implementation and deployment of our products requires a significant commitment of resources by our customers and third-party and/or our professional services organizations. Because we target different sized customers, our sales cycles typically average approximately five to nine months for our different product offerings.

         BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE TRADING NETWORKS, INCLUDING THE ARIBA COMMERCE SERVICES NETWORK, ARE AT AN EARLY STAGE OF DEVELOPMENT AND MARKET ACCEPTANCE

         We began operating the Ariba Commerce Services Network in April 1999. Broad and timely acceptance of the Ariba Commerce Services Network and other electronic trading networks, which is critical to our future success, is subject to a number of significant risks. These risks include:

         - Operating resource management and procurement on the Internet is a new market;

         - The ability of these electronic networks to support large numbers of buyers and suppliers is unproven;

         - Our need to enhance the interface between our Ariba Buyer product and these electronic trading networks;

         - Our need to significantly enhance the features and services of existing and planned electronic trading networks to achieve widespread commercial acceptance of our network; and

         - Our need to significantly expand our internal resources to support planned growth of the Ariba Commerce Services Network.

         Although we expect to derive a significant portion of our long-term future revenue from the Ariba Commerce Services Network and other electronic trading networks, we have not yet fully evolved our revenue model for services associated with these networks. The revenues associated may be a combination of transaction and/or annual subscription fees. Examples of such services might include electronic payment, bid/quote and sourcing, among others. However, we cannot predict whether these services and other functionality will be commercially successful or whether they will adversely impact revenues from our Ariba Buyer products and services. We would be seriously harmed if the Ariba Commerce Services Network and other electronic trading networks are not commercially successful, particularly if we experience a decline in the growth or growth rate of revenues from our Ariba Buyer solution.

         WE DEPEND ON SUPPLIERS FOR THE SUCCESS OF THE ARIBA COMMERCE SERVICES NETWORK.

         We depend on suppliers joining the Ariba Commerce Services Network. Any failure of suppliers to join the Ariba Commerce Services Network in sufficient and increasing numbers would make our network less attractive to buyers and consequently other suppliers. In order to provide buyers on the Ariba Commerce Services Network an organized method for accessing operating resources, we rely on suppliers to maintain web-based catalogs, indexing services and other content aggregation tools. Our inability to access and index these catalogs and services would result in our customers having fewer products and services available to them through our solution, which would adversely affect the perceived usefulness of the Ariba Commerce Services Network.

         WE RELY ON THIRD PARTIES TO EXPAND, MANAGE AND MAINTAIN THE COMPUTER AND COMMUNICATIONS EQUIPMENT AND SOFTWARE NEEDED FOR THE DAY-TO-DAY OPERATIONS OF THE ARIBA COMMERCE SERVICES NETWORK.

         We rely on several third parties to provide hardware, software and services required to manage, maintain and expand the computer and communications equipment and software needed for the day-to-day operations of the Ariba Commerce Services Network. Services provided by these parties will include managing the Ariba Commerce Services Network web server, maintaining communication lines and managing network data centers, which are the locations on our network where data is stored. We may not successfully obtain these services on a timely and cost effective basis. Since the installation of the computer and communications equipment and software needed for the day-to-day operations of the Ariba Commerce Services Network to a significant extent will be managed by third parties, we will be dependent on those parties to the extent that they manage, maintain and provide security for it.

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

         The market for our solutions are intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We also increasingly encounter competition with respect to different aspects of our solution from Captura Software, Clarus, Commerce One, Concur Technologies, Extensity, GE Information Services, Intelisys, Netscape Communications, a subsidiary of America Online and VerticalNet. We also encounter significant competition from several major enterprise software developers, such as Oracle, PeopleSoft and SAP. In addition, because there are relatively low barriers to entry in the business-to-business exchange market, we expect additional competition from other established and emerging companies, particulary if they acquire one of our existing competitors. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our own. We could also face competition from new companies who introduce an Internet-based management solution.

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

         IF WE FAIL TO RELEASE OUR PRODUCTS IN A TIMELY MANNER, OR IF OUR PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

         We may fail to introduce or deliver new potential offerings on a timely basis or at all particularly given the expansion of our product offering as a result of our recent acquisitions. In the past, we have experienced delays in the commencement of commercial shipments of our new releases. If new releases or potential new products are delayed or do not achieve market acceptance, we could experience a delay or loss of revenues and customer dissatisfaction. Customers may delay purchases of Ariba Buyer or other products in anticipation of future releases. If customers defer material orders of Ariba Buyer or other products in anticipation of new releases or new product introductions, our business would be seriously harmed.

         REVENUES COULD BE CONCENTRATED IN A RELATIVELY SMALL NUMBER OF
         CUSTOMERS.

         In the nine months ended June 30, 2000, no individual customers accounted for more than 10% of our total revenues; however, in fiscal 1999, one customer accounted for more than 10% of our total revenues and, in fiscal 1998, five individual customers each accounted for more than 10% of our total revenues. We may continue to derive a significant portion of our revenues from a relatively small number of customers in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         WE WILL INCUR INCREASED NET LOSSES WHEN WE ARE REQUIRED TO RECORD A SIGNIFICANT NON-CASH ACCOUNTING EXPENSE UPON THE VESTING OF WARRANTS.

         Since January 1, 2000, in connection with alliances with different business partners, we have issued warrants to purchase shares of our common stock at various exercise prices. The warrants generally vest upon attainment of certain milestones. If and when it becomes probable that any of the above warrants will be earned, we will recognize a non-cash expense for these warrants. This expense is calculated using the Black-Scholes option pricing model. The potential expense underlying the milestones is measured at each subsequent balance sheet date until the milestones are achieved or the warrants expire. Future remeasurement could result in a substantial potential non-cash expense, which could increase or decrease over time depending on the fair market value of our common stock. During the quarter ended June 30, 2000 a warrant was earned for 1,936,000 shares of our common stock and $56.2 million was recorded as an intangible asset relating to this warrant. This $56.2 million will be amortized over 5 years, and $2.8 million was amortized during the recent quarter as business partner warrant expense. Therefore there is $53.4 million remaining to be amortized over the next 19 quarters. Also during the quarter a warrant was earned for 257,143 shares of our common stock and $5.0 million was recorded as business partner warrant expense. In addition, it was determined that as of June 30, 2000 that it was probable that another warrant for 257,143 shares of our common stock would be earned in the future. Therefore we estimated that the expense would be $5.8 million for the portion of the warrant earned in the quarter ended June 30, 2000.

         We could be required to record additional significant non-cash accounting expenses if it becomes probable that any other warrants will vest in the future. In addition, from time to time we may enter into similar arrangements with, and issue additional warrants to, other third parties that could require us to record significant non-cash accounting expenses based upon the value of such warrants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." and the Notes to the Condensed Consolidated Financial Statements.

         OUR FUTURE RESULTS MAY DEPEND SIGNIFICANTLY ON THE USE OF OUR ELECTRONIC COMMERCE PLATFORM IN INDEPENDENT INTERNET MARKETPLACES.

         We have entered into agreements to partner with independent internet marketplaces that are expected to be powered by our business-to-business electronic commerce platform. These marketplaces are recently formed and at an early stage of development. Our future results may depend significantly on the success of these marketplaces and the use of our electronic commerce platform by them. There is no guarantee regarding the level of activity of different companies in these marketplaces, the effectiveness of the interaction among companies using our business-to-business electronic commerce platform and of the attractiveness of offerings of our competitors. If these marketplaces are not successful, our business, operating results and financial position will be seriously harmed.

         WE HAVE ENTERED INTO STRATEGIC ALLIANCES TO CREATE A LARGER MARKET FOR OUR PRODUCT OFFERINGS.

         We have established strategic alliances with various companies to create a larger market for our product offerings both domestically and internationally. These companies will be promoting our products to their potential customer base. As part of these agreements, we will be deploying critical employee resources to help promote these alliances. There is no guarantee that these alliances will be successful in creating a larger market for our product offerings. If these alliances are not successful, our business, operating results and financial position could be seriously harmed.

         WE RELY ON THIRD PARTIES TO IMPLEMENT ARIBA PRODUCTS.

         We rely, and expect to rely increasingly, on a number of third parties to implement Ariba Buyer, Ariba Marketplace and our other products at customer sites. If we are unable to establish and maintain effective, long-term relationships with our implementation providers, or if these providers do not meet the needs or expectations of our customers, our business would be seriously harmed. This strategy will also require that we develop new relationships with additional third-party implementation providers to provide these services if the number of Ariba Buyer, Ariba Marketplace and other product implementations continues to increase. Our current implementation partners are not contractually required to continue to help implement Ariba Buyer, Ariba Marketplace and our other products. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support our needs. If these resources are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet our customers' implementation needs. A number of our competitors, including Oracle, SAP and PeopleSoft, have significantly more well-established relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors' products and services rather than our own. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

         WE MUST INTEGRATE RECENT ACQUISITIONS, AND WE MAY NEED TO MAKE ADDITIONAL FUTURE ACQUISITIONS TO REMAIN COMPETITIVE. OUR BUSINESS COULD BE ADVERSELY AFFECTED AS A RESULT OF THESE ACQUISITIONS.

         In the quarter ended March 31, 2000, we completed our acquisitions of TradingDynamics, a leading provider of business-to-business Internet trading applications, and Tradex, a leading provider of solutions for net markets, respectively. On June 21, 2000, we entered into an agreement to acquire SupplierMarket.com, a leading provider of online collaborative sourcing technologies. We may find it necessary or desirable to acquire additional businesses, products, or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition, or integrate the acquired business, products or technologies into our existing business and operations. If our efforts are not successful, it could seriously harm our business.

         Completing any potential future acquisitions, and integrating TradingDynamics, Tradex, SupplierMarket.com or other acquisitions will cause significant diversions of management time and resources. In particular, the acquisition of Tradex requires the integration of two large, geographically distant organizations. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our equity could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, to consummate any acquisition. Financing for future acquisitions may not be available on favorable terms, or at all. In addition, in connection with our recent, pending and possibly with future acquisitions we will or may be required to amortize significant amounts of goodwill and other intangible assets, which will negatively effect the operating income of our business. As of June 30, 2000, we had an aggregate of $3.1 billion of goodwill and other intangible assets remaining to be amortized of which a majority relates to our acquisitions. The amortization of the remaining goodwill and other intangible assets will result in additional charges to operations through the quarter ending March 31, 2003 and if the SupplierMarket.com acquisition is consummated there will be additional charges to operations for this acquisition.

         WE DEPEND ON THE INTRODUCTION OF NEW VERSIONS OF ARIBA PLATFORMS AND NETWORK SERVICES AND ON ENHANCING THE FUNCTIONALITY AND SERVICES OFFERED THROUGH THE ARIBA COMMERCE SERVICES NETWORK.

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

         NEW VERSIONS AND RELEASES OF ARIBA BUYER, ARIBA MARKETPLACE AND OUR OTHER PRODUCTS MAY CONTAIN ERRORS OR DEFECTS.

         Ariba Buyer, Ariba Marketplace and our other products are complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of our products. We have in the past discovered software errors in our new releases and new products after their introduction. In the past, we discovered problems with respect to the ability of software written in Java to scale to allow for large numbers of concurrent users of Ariba Buyer. We have experienced delays in release, lost revenues and customer frustration during the period required to correct these errors. We may in the future discover errors and additional scalability limitations, in new releases or new products after the commencement of commercial shipments. In addition, a delay in the commercial release of the next version of Ariba Buyer or Ariba Marketplace could also slow the growth of the Ariba Commerce Services Network.

         WE COULD BE SUBJECT TO POTENTIAL PRODUCT LIABILITY CLAIMS AND THIRD PARTY LIABILITY CLAIMS RELATED TO PRODUCTS AND SERVICES PURCHASED THROUGH THE ARIBA COMMERCE SERVICES NETWORK.

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

         The Ariba Commerce Services Network provides our customers with indices of products that can be purchased from suppliers participating in the Ariba Commerce Services Network. The law relating to the liability of providers of listings of products and services sold over the Internet for errors, defects or other performance problems with respect to those products and services is currently unsettled. We do not pre-screen the types of products and services that may be purchased through the Ariba Commerce Services Network. Some of these products and services could contain performance or other problems. We may not successfully avoid civil or criminal liability for problems related to the products and services sold through the Ariba Commerce Services Network. Any claims or litigation could still require expenditures in terms of management time and other resources to defend ourselves. Liability of this sort could require us to implement measures to reduce our exposure to this liability, which may require us, among other things, to expend substantial resources or to discontinue certain product or service offerings or to take precautions to ensure that certain products and services are not available through the Ariba Commerce Services Network.

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

         We license rather than sell Ariba Buyer, Ariba Marketplace and our other products and require our customers to enter into license agreements, which impose restrictions on their ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot assure you that any of our proprietary rights with respect to the Ariba Commerce Services Network will be viable or of value in the future because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

         We have no patents, and none may be issued from our existing patent applications. Our future patents, if any, may be successfully challenged or may not provide us with any competitive advantages. We may not develop proprietary products or technologies that are patentable.

         In the quarter ended March 31, 2000, we entered into an intellectual property agreement with an independent third party as part of an alliance. This intellectual property agreement protects our products against any patents of this outside party that are currently issued, pending and are to be issued over the three year period subsequent to the date of the agreement.

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

         We must now, and may in the future have to, license or otherwise obtain access to intellectual property of third parties. For example, we are currently dependent on developers' licenses from enterprise resource planning, database, human resource and other system software vendors in order to ensure compliance of our Ariba Buyer products with their management systems. We may not be able to obtain any required third party intellectual property in the future.

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

         To be successful, we believe we must continue to expand our international operations and hire additional international personnel. Therefore, we have committed and expect to continue to commit significant resources to expand our international sales and marketing activities. If successful, we will be subject to a number of risks associated with international business activities. These risks generally include:

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

         SECURITY RISKS AND CONCERNS MAY DETER THE USE OF THE INTERNET FOR CONDUCTING ELECTRONIC COMMERCE.

         A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the web for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt the Ariba Commerce Services Network or make it inaccessible to customers or suppliers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if we do not prevent them.

         THE ARIBA COMMERCE SERVICES NETWORK MAY EXPERIENCE PERFORMANCE PROBLEMS OR DELAYS AS A RESULT OF HIGH VOLUMES OF TRAFFIC.

         If the volume of traffic on the web site for the Ariba Commerce Services Network increases, the Ariba Commerce Services Network may in the future experience slower response times or other problems. In addition, users will depend on Internet service providers, telecommunications companies and the efficient operation of their computer networks and other computer equipment for access to the Ariba Commerce Services Network. Each of these has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any delays in response time or performance problems could cause users of the Ariba Commerce Services Network to perceive this service as not functioning properly and therefore cause them to use other methods to procure their operating resources.

         INCREASING GOVERNMENT REGULATION COULD LIMIT THE MARKET FOR, OR IMPOSE SALES AND OTHER TAXES ON THE SALE OF, OUR PRODUCTS AND SERVICES OR ON PRODUCTS AND SERVICES PURCHASED THROUGH THE ARIBA COMMERCE SERVICES NETWORK.

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

         We do not collect sales or other similar taxes in respect of goods and services purchased through the Ariba Commerce Services

Network. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies like us that engage in or facilitate electronic commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services over the Internet. These proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from such activities. Moreover, a successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of goods and services through the Ariba Commerce Services Network could seriously harm our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

         We develop products in the United States and market our products in the United States, Latin America, Europe, Canada, Australia and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As primarily all of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

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

(in thousands, except         Year Ended      Year Ended       Year Ended      Year Ended       Year Ended     Thereafter     Total
   interest rates)          June 30, 2001    June 30, 2002   June 30, 2003    June 30, 2004   June 30, 2005
                            ---------------  --------------  ---------------  --------------  ---------------  -----------  --------
Cash equivalents                  $202,555               -                -               -              -            -     $202,555
   Average interest rate             6.18%               -                -               -              -            -        6.18%
Investments                        $63,636         $50,617          $21,091               -              -            -     $135,344
   Average interest rate             6.31%           6.70%            6.60%               -              -            -        6.50%
Total investment securities       $266,191         $50,617          $21,091               -              -            -     $337,899

OTHER INVESTMENTS

         We have made seven equity investments during the nine months ended
June 30, 2000 of $16.9 million in seven privately held companies. We also acquired one equity investment of $571,000 as a result of our merger with Tradex. We account for these investments under the cost basis of accounting, valuing these investments at their original cost. Also as part of the Tradex acquisition we acquired common stock in a publicly traded internet company. The value of this common stock at June 30, 2000 was $379,000. This investment in the publicly traded internet company is subject to significant risk based on the historical volatility of internet stocks. We also currently have a warrant for common stock in a software company being publicly traded in Germany. The value of this warrant at June 30, 2000 is $1.0 million and is included in our long-term investments on the balance sheet. This warrant for common stock is subject to significant risk based on the recent volatility of stock markets around the world. We also received warrants in connection with an alliance with a business partner. We have currently earned one of these warrants. The estimated fair value of this warrant is included in the balance sheet under long-term investments with a value of approximately $200,000. We also received warrants as part of a revenue transaction with a customer. The estimated fair value of these warrants is included in the balance sheet under long-term investments with a value of approximately $5,000. None of these specific investments discussed are included in the table above.


PART II  OTHER INFORMATION

ITEM 1. Legal Proceedings

         Not applicable.

ITEM 2.  Changes in Securities and Use of Proceeds

(a)      Modification of Constituent Instruments

         Not applicable.

(b)      Change in Rights

         Not applicable.

(c) Issuances of Securities

         On April 1, 2000, we issued warrants to purchase up to 6,776,000 shares of our common stock in connection with the establishment of an alliance with an outside party. The warrants to purchase our common stock become exercisable upon attainment of certain milestones. The warrants generally expire either upon termination of the agreement, when the milestone period expires, or one year after the specific milestone is met. The exercise price is based on the ten day average of the Company's stock price up to and including the vesting date. In addition, they may be exercised only on a net issuance basis, thus the number of shares actually issued will be less than 6,776,000. The offer and sale of the warrants to purchase Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The Company relied on the following criteria to make such exemption available: the number of offerees, the size and manner of the offering, the sophistication of the offerees and the availability of material information.

         During the quarter, we issued an aggregate of 3,901,343 shares of our common stock upon the exercise of outstanding options to purchase our common stock. A portion of those shares were issued pursuant to an exemption by reason of Rule 701 under the Securities Act of 1933.

         The information in the above paragraphs in this Item 2 (c) gives effect to two-for-one stock splits on December 3, 1999 and March 20, 2000.

(d)  Use of Proceeds

         On June 28, 1999, Ariba completed the initial public offering of its common stock. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-76953).

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

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1    Financial Data Schedule.


(b)      Reports on Form 8-K

                  A current report on Form 8-K was filed with the Securities and Exchange Commission by Ariba on March 21, 2000 to report the consummation of our merger with Tradex Technologies, Inc. An amendment to this current report on Form 8-K was filed with the Securities and Exchange Commission by Ariba on May 16, 2000 with the required financial information.

                  A current report on Form 8-K was filed with the Securities and Exchange Commission by Ariba on July 20, 2000 to report the announcement of signing of a definitive merger agreement to acquire SupplierMarket.com Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ARIBA, INC.

Date:    August 14, 2000                By: /s/  Edward P. Kinsey
                                            ---------------------------------
                                            Edward P. Kinsey
                                            Chief Financial Officer,
                                            Executive Vice-President-Finance
                                            and Administration and Secretary
                                            (Principal Financial and
                                            and Accounting Officer)

                                  EXHIBIT INDEX


   Exhibit No.     Exhibit Title
   -----------     -------------
         27.1      Financial Data Schedule.