Form 10-K
period 2000-09-30
ARIBA INC
filed 2000-12-29
CIK 1084755

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-26299
                            ------------------------

                                  ARIBA, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     77-0439730
    (State or other jurisdiction of            (IRS Employer Identification Number)
    incorporation or organization)

         1565 CHARLESTON ROAD,
       MOUNTAIN VIEW, CALIFORNIA                              94043
    (Address of principal executive                         (Zip Code)
               offices)

                                 (650) 930-6200
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                         Common Stock, $0.002 par value
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of December 15, 2000, there were 249,784,098 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on December 15, 2000) was approximately $14,469,515,948.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2001 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended September 30, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ARIBA, INC.
                                   FORM 10-K
                               SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

ITEM                                                                                  PAGE NO.
----                                                                                  --------
                                            PART I

1.                      Business....................................................      3
2.                      Properties..................................................     30
3.                      Legal Proceedings...........................................     30
4.                      Submission of Matters to a Vote of Security Holders.........     30
4A.                     Executive Officers of the Registrant........................     31

                                           PART II

5.                      Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................     33
6.                      Selected Consolidated Financial Data........................     34
7.                      Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     35
7A.                     Quantitative and Qualitative Disclosures About Market
                        Risk........................................................     50
8.                      Financial Statements and Supplementary Data.................     52
9.                      Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................     85

                                           PART III

10.                     Directors and Executive Officers of the Registrant..........     85
11.                     Executive Compensation......................................     85
12.                     Security Ownership of Certain Beneficial Owners and
                        Management..................................................     85
13.                     Certain Relationships and Related Transactions..............     85

                                           PART IV

14.                     Exhibits, Financial Statement Schedules and Reports on Form
                        8-K.........................................................     86

SIGNATURES..........................................................................     88

                                     PART I

ITEM 1. BUSINESS

    The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled "Risk Factors" and the risks discussed in our other Securities and Exchange Commission ("SEC") filings including our Registration Statement on Form S-1 declared effective on June 22, 1999 by the SEC (File No. 333-76953) and in our Form 10-Q for the quarter ended June 30, 2000 filed with the SEC on August 14, 2000.

OVERVIEW

    Ariba is a leading business-to-business electronic commerce software and network services platform provider. Ariba provides software, network access and commerce services that enable corporations to electronically automate and optimize business with their buyers and suppliers. Customers can do this by both automating their existing relationships with their buyers and suppliers and by building a marketplace that brings buyers and suppliers together to buy and sell electronically. In addition, the company offers commerce services such as content management, electronic payment, electronic sourcing, and electronic logistics, among others.

    Our Ariba B2B Commerce Platform consists of three primary components, including Ariba Buyer, our Internet-based procurement application, Ariba Marketplace and Ariba Dynamic Trade, our Internet-based marketmaker applications and Ariba Commerce Services Network, our Internet-based commerce services. We plan to continue to add applications and network-based services to our platform in the future to provide an increasing amount of commerce services to customers and partners. In March 1997, we began selling our products and related services and currently market them in 25 countries including the United States, Latin America, Europe, Canada, Australia and Asia, primarily through our direct sales force and indirect sales channels.

    Our objective is to create the leading Internet-based business-to-business electronic commerce network platform. Our strategy to achieve this objective is to take advantage of the buying power of a large multinational customer base to attract leading operating resource suppliers to the Ariba Commerce Services Network. We believe a growing number of suppliers in the Ariba Commerce Services Network will in turn draw more buyers to our network. We also believe this growth cycle will help create a network effect, where the value to each participant in the network increases with the addition of each new participant, increasing the overall value of our Ariba solution.

    Ariba was incorporated in Delaware in September 1996 and from that date through March 1997 were in the development stage, conducting research and developing our initial products. Our principal executive Offices are located at 1565 Charleston Road, Mountain View, California 94043.

RECENT EVENTS

    In December 2000, Nihon Ariba K.K. ("Ariba Japan"), a wholly owned subsidiary, issued and sold 40% of its common stock for approximately
$40 million cash to a third party. We expect that the proceeds will be reflected as a capital contribution on our consolidated financial statements.

INDUSTRY BACKGROUND

    GROWTH OF THE INTERNET AND BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE

    The Internet has emerged as the fastest growing communication medium in history. Approximately 116.5 million Americans are now online and International Data Corporation estimates that over 200 million Americans will be online within the next five years. The Internet is dramatically changing how businesses and individuals communicate and share information. Recently, the widespread adoption of intranets and the acceptance of the Internet as a business communications platform has created a foundation for business-to-business electronic commerce that will enable organizations to streamline complex processes, lower costs and improve productivity.

    With this foundation, Internet-based business-to-business electronic commerce has grown rapidly. According to Forrester Research, business-to-business electronic commerce is expected to grow to $2.7 trillion in 2004, with 17% of all business trade transacted on the Internet by 2004. This market is expected to create a substantial demand for Internet-based electronic commerce applications. According to International Data Corporation, the worldwide market for Internet-based electronic commerce procurement and order management applications topped $1.8 billion in 1999, up 305% from $444 million in 1998. International Data Corporation estimates that the electronic commerce applications market will experience tremendous growth, increasing 175% to $5 billion in 2000 and to $10 billion in 2001.

    TRADITIONAL APPROACHES TO BUSINESS TO BUSINESS COMMERCE

    Companies buy and sell a variety of goods and services from other companies in order to build the products they sell as well as operate their company. In the early 1990's EDI (electronic data exchange), represented the first phase of electronic commerce. This approach was structured to connect buyers directly to their suppliers through rigid, private connections. While this approach significantly shrank some processing times, it was very costly and was not flexible enough to operate a dynamic marketplace. Moreover, it was used primarily for planned, fixed price purchasing, such as manufacturing resource expenditures for cost of goods sold materials, and was less frequently used to capture a significant portion of a company's purchases, such as operating resource expenditures for goods and services required to operate a company, estimated by Killen and Associates to be an average of 33% of what a typical corporation spends.

    Technologically, this early form of electronic commerce was based on older technological paradigms. It did not take advantage of the breadth and flexibility of the Internet. All participants in a particular network had to adapt to rigid, complicated standards for publishing transactions, then transmit those transactions in a pre-defined sequence. Finally, these transaction were communicated in batch mode.

    The costly economic implications of this method of electronic commerce was a barrier to smaller companies and thus the method did not provide aggregation of fragmented industries, which is where a major source of efficiency in an industry is gained. Also, EDI did not allow for market transparency, or the ability to search and find market data on pricing across suppliers and other product data. The users had to know the price and the exact quantity before conducting a transaction.

    Since then, suppliers made their foray into the initial stages of electronic commerce by publishing their products on a website and enabling the site to become a major sales channel. Thus, the next phase for many companies was using the web to display catalog content. Today, however, only a small percentage of those sites are able to accept orders.

    Today, many organizations buy goods and services through paper-based or semi-automated processes. These processes are costly, time consuming and complex and often include the re-keying of information, lengthy approval cycles and significant involvement of financial and administrative personnel. AMR estimates that the cost per procurement transaction ranges from $75 to $175, often exceeding the cost of the items being purchased. In addition, these time consuming processes often result in fulfillment delays to end-users, leading to productivity losses.

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

    OPPORTUNITY FOR BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE SOLUTIONS

    Over the past 30 years, information technologies have brought automation to departmental operations such as manufacturing resource planning, financial management, sales force automation and human resource management, through legacy client server solutions. However, the information technology platforms that made departmental automation possible did not provide enterprise-wide connectivity within organizations or connectivity between organizations. Thus, the processes linking end-users to approvers and organizations to suppliers for goods and services are today largely paper-based. With the widespread implementation of intranets and the adoption of the Internet as a business communication platform, organizations can now automate enterprise-wide and inter-organizational commerce activities through flexible, Internet-based systems. The availability of this technology creates a significant market opportunity for Internet-based business-to-business electronic commerce solutions.

    For buyers, a solution must include a user-friendly, intranet-based system that links end-users, approvers and administrative personnel with an integrated global network that connects buying organizations with suppliers. This system must be flexible enough to meet the unique business process requirements of large, multinational organizations and must be highly scalable, reliable and rapidly deployable. It must take advantage of an organization's existing investments in information technologies by working with and connecting to multiple financial, human resource and enterprise resource planning systems. The system must provide data reporting and analytical tools that enable analysis of end-user spending patterns and provide insight into savings opportunities. For suppliers, the solution must be easy to implement, based on open standards and build upon existing investments in on-line catalogs and order processing technologies. Additionally, the solution should offer suppliers the opportunity to expand their customer base by providing access to a critical mass of buyers. Addressing these requirements for both buyers and suppliers is critical to enabling full scale business-to-business electronic commerce for goods and services.

    For corporations, the benefits of the Internet can allow them to leverage their business by creating their own marketplace, in turn, benefiting their customers and their potential suppliers within and across their industry. Marketplaces need to bring buyers and sellers together, enhancing their transaction liquidity and lowering their transaction costs. Buyers need to be able to discover new suppliers and suppliers need to be able to realize greater revenue opportunities through increased access to buying organizations. Marketplaces need to provide functionality that helps buyer and supplier determine the market price, the product options and the availability of those products. After the market helps to execute the transaction, there is an opportunity for the network to provide a number of post-transaction services, such as electronic payment, logistics and content management, among others.

THE ARIBA B2B COMMERCE PLATFORM

    Ariba is a leading provider of Internet-based business-to-business electronic commerce solutions. Our solution consists of four primary components, our intranet-based Ariba Buyer network application, our Internet-based Ariba Marketplace and Ariba Dynamic Trade market maker applications and our Internet-based Ariba Commerce Services Network. Ariba Buyer is a robust, scalable and reliable network application that operates primarily within a buying organization's intranet. Ariba Buyer enables an organization to reduce processing costs and improve productivity by automating the procurement cycle and linking end-users throughout an organization with internal approvers and financial systems. Ariba Buyer also enables organizations to reduce the cost of goods and services by channeling purchases to suppliers with the best prices.

    Ariba Marketplace is a flexible, rapid deployment solution that enables the creation of electronic B2B marketplaces and exchanges. Ariba Marketplace is designed to bridge the gap between traditional buy-side and sell-side solutions by facilitating the creation of all types of B2B exchanges. Ariba Dynamic Trade is a highly configurable, integrated auction and exchange application. Ariba Dynamic Trade includes a family of trading mechanisms such as auctions, reverse auctions and bid/ask exchanges built on a distributed application architecture.

    The Ariba Commerce Services Network is a single global business-to-business electronic commerce network, enabling buyers and suppliers to automate transactions on the Internet. Together, Ariba Buyer, Ariba Marketplace and Ariba Dynamic Trade, the Ariba Commerce Services Network and Ariba's other products and services combine intranet and Internet-based network applications with an Internet-based network to create a business-to-business electronic commerce platform benefiting both buyers and suppliers.

    We believe our solution provides the following benefits:

    BENEFITS TO BUYERS:

    SIGNIFICANTLY REDUCED PROCESSING COSTS AND INCREASED PRODUCTIVITY. By automating the operating resource procurement process, our Ariba Buyer solution allows organizations to achieve significant cost savings and productivity enhancements. Ariba Buyer enables an organization to streamline and automate complex and unusual business processes. Ariba Buyer also takes advantage of existing investments in financial, human resource and enterprise resource planning systems, which reduces or eliminates the need to manually enter data into these systems. As a result, our Ariba solution allows organizations to focus on value-added activities such as negotiating better discounts with preferred suppliers. Through our solution, end-users can order and receive requested items more quickly and with less effort, improving overall productivity.

    SUBSTANTIALLY REDUCED COSTS OF GOODS AND SERVICES. Our Ariba solution enables organizations to maximize procurement economies of scale, lowering the overall costs of goods and services. Ariba Buyer provides corporate-wide data analysis and reporting tools on buying patterns, enabling organizations to negotiate more favorable contracts with preferred suppliers. Our Ariba solution in turn routes transactions to these preferred suppliers automatically. Moreover, Ariba Buyer is accessible on every desktop, is easy-to-use and streamlines the procurement process. These benefits minimize the frustration to end-users that often results in maverick buying, further enabling organizations to take advantage of negotiated discounts with suppliers.

    REDUCE MARKET FRAGMENTATION. Large corporations can create their own private marketplaces by aggregating their suppliers and get better guaranteed prices with the promise of increased and pre-committed volume. They can also extend their discounts to lower volume buyers for a fee like their own customers. Ariba Marketplace allows companies to create their own buying consortiums.

    INCREASE MARKET TRANSPARENCY ON PRODUCTS AND PRICING. Buyers can benefit from increased knowledge of pricing and product availability published on the Ariba Commerce Services Network. With the aggregation of information on a centralized network with increased market participation, buyers have the potential for greater access to information overall.

    BENEFITS TO SUPPLIERS:

    INCREASED VOLUME AND REVENUE OPPORTUNITIES. Ariba Buyer, Ariba Marketplace and the Ariba Commerce Services Network enable buyers to channel spending to suppliers, providing these suppliers the opportunity to increase revenues. The Ariba Commerce Services Network provides suppliers with greater access to new and existing customers through a global presence and availability 24 hours a day, seven days a week. In addition, by taking advantage of suppliers' web-based catalog capabilities, our solution enables suppliers to differentiate and market their goods and services in their preferred format.

    REDUCED SALES COSTS. The Ariba Marketplace and Commerce Services Network platform enables suppliers to reduce sales costs in several ways. By automating transactions, suppliers can reduce the costs associated with, and reduce the potential for error inherent in paper-based ordering and payment processes. Product information can be distributed electronically, reducing the cost of printed product catalog distribution. In addition, suppliers can utilize their existing investments in electronic commerce systems, including catalogs and product web pages.

    We believe that the benefits of the Ariba Commerce Services Network platform will create a growth cycle that increases the value of the Ariba Commerce Services Network to both buyers and suppliers over time. As buyers benefit from the efficiencies of the Ariba solution, we believe suppliers will be drawn to the Ariba Commerce Services Network by the aggregated purchasing power of buyers using our network. As more suppliers offer products and services through the network, more buyers are encouraged to join our network.

THE ARIBA GROWTH STRATEGY

    Our objective is to create the leading Internet-based business-to-business electronic commerce network platform. Key elements of our strategy to achieve this objective include:

    TARGET LARGE MULTINATIONAL BUYERS IN A BROAD RANGE OF INDUSTRIES. We intend to continue to target large, multinational corporations and public sector institutions, benefiting from our first-mover advantage with many of these organizations. We believe these organizations will be the most likely early beneficiaries of an automated, reliable, robust and scalable electronic commerce solutions and can provide strong customer references. Furthermore, we believe the large spending power these organizations can channel through the Ariba Commerce Services Network will attract more suppliers to the network. Finally, these organizations have demanding requirements and rigorously test our products, assisting us in designing a robust, reliable and scalable solution.

    CREATE A NETWORK EFFECT BY ATTRACTING THE LARGEST BUYERS AND SUPPLIERS TO THE ARIBA COMMERCE SERVICES NETWORK. As Ariba Buyer is deployed to a critical mass of large buyers in numerous industries, we intend to build upon the buying power of these large organizations to attract suppliers to the Ariba Commerce Services Network. We believe a growing number of suppliers in the Ariba Commerce Services Network will in turn draw more buyers to our network. We also believe this growth cycle will help create a network effect, where the value to each participant in the network increases with the addition of each new participant, increasing the overall value of our Ariba solution.

    EXTEND AND BUILD UPON THE ARIBA COMMUNITY OF PARTNERS. We intend to build upon our strategic relationships with industry leaders in the areas of electronic commerce systems, information technology consulting, distribution and content aggregation. We are working with these partners to provide additional customer implementation capabilities, expand our customer base and increase the content available on the Ariba Commerce Services Network. These relationships allow us to focus on our core area of expertise, while taking advantage of the strengths of complementary technologies and the influence of these industry leaders. We believe that these relationships, as well as others that we intend to pursue, will enable the rapid and widespread deployment of our electronic commerce network platform.

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

    EXPAND GLOBAL OPERATIONS. We have grown and plan to continue growing our global presence by expanding our worldwide field sales, marketing and services organizations. To complement this strategy, we intend to continue to globalize our operations, expand our corporate and administrative organizations and systems and form joint ventures and strategic relationships. We also intend to enter into a strategic relationship with a third party to expand the computer and communications equipment and software required to support the day-to-day operations of the Ariba Commerce Services Network on a global basis.

    GROWTH THROUGH PARTNERING AND ACQUISITION. We intend to pursue opportunities to expand our product and network services solution through a combination of internal development, strategic relationships as well as acquisitions.

ARIBA PRODUCTS AND SERVICES

    Ariba is a leading provider of comprehensive intranet- and Internet-based business-to-business electronic commerce solutions. This solution consists of three primary components, Ariba Buyer, Ariba Marketplace and Ariba Dynamic Trade and the Ariba Commerce Services Network. Ariba Buyer is a network procurement application that operates primarily within a buying organization's internal network. Ariba Marketplace is a flexible, rapid deployment solution that enables the creation of electronic B2B marketplace and exchanges. Ariba Dynamic Trade is a highly configurable, integrated auction and exchange application. The Ariba Commerce Services Network is a global business-to-business electronic commerce network that enables buying organizations, suppliers and distributors to automate transactions on the Internet. Together, Ariba Buyer, Ariba Marketplace, Ariba Dynamic Trade, the Ariba Commerce Services Network and Ariba's other products and services combine intranet-based network applications with an Internet-based network to create a business-to-business electronic commerce platform benefiting both buyers and suppliers.

    ARIBA BUYER

    Ariba Buyer is a robust, scalable and reliable network application that operates primarily within a buying organization's intranet. Ariba Buyer enables organizations to reduce processing costs and improve productivity by automating the procurement cycle, linking end-users throughout the organization with approvers and financial systems. Ariba Buyer also enables organizations to reduce the cost of goods and services by channeling purchases to preferred suppliers. As orders are generated and approved, Ariba Buyer automates commerce transactions securely with suppliers on the Internet through the Ariba Commerce Services Network. Ariba Buyer is designed to connect large numbers of end-users, approvers and administrative personnel through web-based applications that automate procurement and finance processes. Ariba Buyer works with multiple enterprise systems simultaneously, in addition to providing real-time electronic access to important procurement information, such as supplier product specifications, price lists, web sites and order status.

    The primary characteristics of Ariba Buyer are:

    USER FRIENDLY, WEB-BASED INTERFACES. The browser-based user interface enables users throughout an organization to take full advantage of Ariba Buyer from their desktop with minimal training. Wizards, software that provides automated assistance, guide less experienced users through the acquisition process, while an advanced user interface makes the system more productive for experienced users.

    ELECTRONIC BUSINESS PROCESS AUTOMATION. Ariba Buyer provides flexible workflow capable of streamlining and automating even the most complex or unusual business processes of large, multinational organizations. This flexible workflow can be customized for the unique processes of an organization and can be tailored to respond to end-user input, system events or any extrinsic or intrinsic data in the procurement cycle.

    SIMULTANEOUS INTERACTION WITH MULTIPLE ENTERPRISE SYSTEMS. Ariba Buyer works with, and connects to, leading finance, human resource management and enterprise resource planning systems from vendors such as PeopleSoft, SAP and Oracle. In addition, Ariba Buyer provides a comprehensive API (Application Programming Interface) to connect and work with other legacy systems through adapters that are sold as separate products. A single Ariba Buyer installation can connect with multiple enterprise applications simultaneously through real-time or scheduled interfaces. These interfaces also enable Ariba Buyer to utilize standard user authentication and directory services such as LDAP (Lightweight Directory Access Protocol) and Microsoft's Active Directory.

    INFORMATION ACCESS. With powerful analytical and reporting tools, Ariba Buyer enables organizations to evaluate data collected throughout the process of acquiring, receiving and paying for goods and services. By employing these analytical tools, an organization can analyze purchasing patterns to streamline the procurement process, negotiate more favorable terms with preferred suppliers and gain insight into additional savings opportunities.

    INTERFACE WITH THE ARIBA COMMERCE SERVICES NETWORK. Ariba Buyer allows organizations to automate commerce transactions with suppliers over the Internet and through the Ariba Commerce Services Network. By adhering to open standards, Ariba Buyer provides a variety of methods for suppliers to communicate electronically with buying organizations through the Ariba Commerce Services Network. Ariba Buyer also allows suppliers to take advantage of their existing web-based catalogs to provide product information to buyers.

    MULTI-PLATFORM ARCHITECTURE. The Ariba Buyer server currently supports industry-standard approaches to high-performance databases and multi-processor hardware. Ariba Buyer currently supports Microsoft Windows NT and Unix platforms including Hewlett-Packard HP-UX and Sun Solaris.

    ARIBA BUYER MODULES

    Ariba Buyer modules are designed specifically for the procurement and management of different goods and services. Each module contains powerful reporting and data analysis tools that enable operations managers to monitor the requisition process and identify areas for cost reductions.

    The Ariba Buyer modules are:

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

    ARIBA EFORMS. Ariba eForms allow organizations to create custom forms, which can be attached to existing Ariba applications or used to create new applications for nearly any type of operating resource request. Ariba eForms are created using XML (eXtensible Markup Language), a robust definition language that allows organizations to design forms that capture information from end-users and route the information for internal approval. Each Ariba eForm can have its own approval rules and can incorporate standard data from Ariba Buyer including financial accounting and human resources information.

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

    ARIBA P-CARD RECONCILIATION. Ariba P-Card Reconciliation provides support for the use of P-Cards, which are credit cards designed specifically for business procurement. P-Cards can be allocated to a given user or an accounting entity. Electronic P-Card statements from financial institutions can be read automatically by Ariba Buyer and reconciled against purchases made, flagging any exceptions or inconsistencies.

    ARIBA BUYER ENTERPRISE ADAPTERS

    Ariba Buyer enterprise adapters are designed specifically to connect to or integrate with leading finance, human resource management and enterprise resource and planning systems. Integration refers to the ability of Ariba Buyer adapters to exchange information with an organization's enterprise systems, eliminating the need for manual transfer of critical information from Ariba Buyer to these systems. Ariba Buyer enterprise adapters can integrate with standard implementations of these systems or can be configured to integrate with custom installations of the enterprise system. These adapters enable a single Ariba Buyer installation to integrate with multiple enterprise applications simultaneously.

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

    ARIBA GENERAL API ADAPTER. Ariba General API Adapter provides integration with existing and legacy enterprise systems to interface information with Ariba Buyer on a real-time or scheduled basis.

    Customers who purchase our software products receive a server capacity license, one or more of the Ariba Buyer modules and adapters to interface with enterprise financial and human resource systems. The license fee for the server capacity license is based on the customer's annual volume of line items of purchasing transactions. The license fees for the software modules and adapters consist of individual prices for each module or adapter.

    The volume licensing of the server capacity allows customers to scale the total cost of their purchase of the Ariba Buyer system to their needs. The server capacity license entitles customers to execute the licensed volume of line items of purchasing transactions during any annual period following their purchase of the server license. Ariba's customers generally purchase estimated server capacity at the time of the purchase of the server license. Following the initial implementation of Ariba Buyer, and based on the reporting and analysis tools available through Ariba Buyer, our customers are able to understand their annual transaction volume more fully. Customers who exceed their estimated volume can purchase additional server capacity.

    THE ARIBA COMMERCE SERVICES NETWORK

    The Ariba Commerce Services Network is an Internet-based corporate resource commerce network designed to provide access to large amounts of supplier product information and to enable electronic commerce transactions over the Internet. The Ariba Commerce Services Network bridges buyer and supplier networks on the Internet and offers electronic payment, catalog and content management, order transaction routing and multi-protocol support for numerous electronic commerce standards.

    Our multi-protocol network allows buyers to send transactions from Ariba Buyer in one standard format; it then converts the order into the supplier's preferred transaction format, such as CXML (Commerce eXtensible Markup Language), a format used on the Internet to describe commerce data and documents, or EDI (Electronic Data Interchange), a format used to exchange data and documents electronically. This feature eliminates the need for a single standard for electronic commerce and gives suppliers the freedom to transact in their preferred protocols.

    The Ariba Commerce Services Network also allows suppliers to utilize their existing electronic commerce systems to provide information about their products and services. Suppliers can send electronic catalogs through standard formats such as CIF (Catalog Interchange Format), a format commonly used to transfer catalog information electronically, and CXML. In addition, buyers can link to a supplier's web site using a technology called CXML Punch-out. CXML Punch-out allows a buyer to select a product utilizing a supplier's web site while keeping the purchasing process within our Ariba Buyer system for internal approval, accounting and administrative controls. This feature is particularly useful for suppliers with robust web sites, electronic product configuration systems and large product catalogs. In addition, suppliers can take advantage of their existing web-based catalog capabilities to differentiate and market their goods and services.

    The key components of the Ariba Commerce Services Network are:

    OPEN STANDARDS MULTI-PROTOCOL TRANSACTION NETWORK. The Ariba Commerce Services Network automatically routes and translates transactions between buyers and suppliers using most major electronic commerce standards, including XML; CXML; Internet EDI; VAN EDI (Value Added Networks for EDI); a subset of the OBI standard (Open Buying on the Internet), a protocol for buying goods and services on the Internet; HTML (Hyper-Text Markup Language), a format commonly used to define content for web pages; e-mail; auto-fax and CIF. This enables buyers to conduct business with suppliers independent of the type of electronic commerce systems used by the supplier.

    WEB-BASED CONTENT ACCESS AND INDEXING. The Ariba Commerce Services Network uses a scalable approach for content management. This approach employs indexing, rather than content aggregation, to connect buying organizations using Ariba Buyer to suppliers' existing web-based catalogs. This indexing approach eliminates the need to aggregate content in a central repository, yet provides robust and comprehensive searching tools to buyers. In addition, the Ariba Commerce Services Network allows suppliers to take advantage of existing electronic commerce web-based catalogs through CIF, CXML and CXML Punch-out.

    SUPPLIER SELF-MANAGEMENT AND REGISTRATION. To conduct commerce with all buying organizations using Ariba Buyer, suppliers need only to register once and continue to manage their relationships online, in their preferred transaction standards and configurations without the need for additional software.

    NEWS, INFORMATION AND SERVICES. The Ariba Commerce Services Network provides news, information and services of interest to business buyers and suppliers such as sourcing, supplier, financial and industry information.

    The Ariba Commerce Services Network is designed for high-performance databases and multi-processing hardware and utilizes a multi-server configuration to allow workloads to be shared across multiple servers and the site to maintain availability of online service. This network and platform infrastructure consists of the computer and communications equipment and software that allow buyers and suppliers to exchange information over the Ariba Commerce Services Network.

    Although we expect to derive a substantial portion of our revenue from the Ariba Commerce Services Network in the future, we are still developing our pricing, expense and revenue model for the services associated with our network. If we are unable to successfully establish a pricing, expense and revenue model acceptable to our customers, the Ariba Commerce Services Network may not be commercially successful.

STRATEGIC RELATIONSHIPS

    To ensure that we deliver a comprehensive solution to our customers, we have established strategic relationships with organizations in five general categories: distribution; hardware platforms; software platforms; electronic commerce; and systems integrators. Our hardware partners include Cisco Systems, Hewlett-Packard and Sun Microsystems. These relationships help ensure the reliability, scalability and performance of the Ariba solution on these platforms. This network and platform infrastructure consists of the computer and communications equipment and software that allow buyers and suppliers to exchange information over the Ariba Commerce Services Network. Our electronic commerce partners include American Express, Sterling Commerce and Visa International.

    We have marketing relationships with IBM and other software providers including, J.D. Edwards, i2 Technologies, Siebel Systems, and BEA Systems. These partners either re-sell or co-sell our products to their respective customers. We also have strategic relationships with Softbank in Japan, and Telefonica in Europe and Latin America.

    We have system integrator relationships with various parties to implement our products and to assist us with sales lead generation. We have certified and trained consultants in these organizations for the implementation and operation of our products.

    We rely, and expect to increasingly rely, on a number of third parties to implement, support and recommend our products during the evaluation stage of a customer's purchase process. If we are unable to maintain or increase the number and quality of our relationships with providers that recommend, implement or support goods and services management systems, our business will be seriously harmed. A number of our competitors, including Oracle, SAP and PeopleSoft, have significantly more established relationships with such providers and, as a result, these firms may be more likely to recommend competitors' products and services rather than our products and services. Furthermore, it is possible that our current implementation partners, many of which have significantly greater financial, technical, marketing and other resources than we have, could begin to market software products and services that compete with our products and services.

SALES AND IMPLEMENTATION

    We sell our software primarily through our worldwide direct sales organization. As of September 30, 2000, our direct sales force consisted of 638 sales professionals located in several domestic locations and offices in North America, Europe, Asia, Australia and Latin America. Application specialists that provide pre-sales support to potential customers on product information and deployment capabilities complement our direct sales force. We plan to expand our direct sales force.

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

    Ariba provides professional services to augment the implementation efforts of customers and systems integrators. This organization provides professional services on the strategy, methodology and technical implementation of Ariba Buyer, Ariba Marketplace and Ariba Dynamic Trade.

    We believe that strategic partnerships will assist us in gaining broad market acceptance as well as enhance our marketing, sales and distribution capabilities. We have therefore developed close relationships with a number of strategic integrators and technology providers. These companies have worked with us and participated in joint sales calls to several of our large accounts. See "Strategic Relationships."

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

    Our marketing organization also serves an integral role in acquiring, organizing and prioritizing customer and industry feedback in order to help provide product direction to our development organizations. We formalized this customer-driven approach by establishing advisory council meetings, made up of numerous industry experts, to provide forums for discussing customer needs and requirements. One of our most recent advisory council meetings was attended by over 3,000 people, including procurement, information technology and finance executives. In addition to providing information to prospective customers, advisory council meetings provide a useful forum in which to share information, test product concepts and collect data on customer and industry needs. We have also augmented advisory council meetings with a detailed product management process that surveys customer and market needs to predict and prioritize future customer requirements. We also have marketing relationships with Andersen Consulting, Cisco Systems, Hewlett-Packard, Sun Microsystems and Visa International. These relationships provide collaborative resources to help extend the reach of our presence in the marketplace. We intend to continue to pursue these programs in the future.

CUSTOMER SERVICE, TRAINING AND SUPPORT

    We believe that customer satisfaction is essential for our long-term success and offer comprehensive customer assistance programs. Our technical support provides dependable and timely resolution of customer technical inquiries and is available to clients by telephone, over the web or by electronic mail. We use a customer service automation system to track each customer inquiry until it is resolved. Our education services group delivers education and training to our clients and partners. We offer a comprehensive series of classes to provide the knowledge and skills to successfully deploy, use and maintain our products and solutions. These courses focus on the technical aspects of our products as well as real-world business issues and processes. All of our classes include lecture, demonstration, discussion and hands-on use of our solutions. Classes are held regularly in our training facilities at our headquarters in Mountain View, California, Atlanta, Georgia and Singapore.

RESEARCH AND DEVELOPMENT

    We originally introduced Ariba Buyer in May 1997 and have released a number of product enhancements in five subsequent major releases. We began to operate the Ariba Commerce Services Network in April 1999 and continue to provide enhancements to this Internet platform on an ongoing basis. Research and development expenses were $39.0 million, $11.6 million and $4.5 million for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. In addition, for fiscal year 2000, we recorded charges of $27.3 million for acquired in-process research and development costs and amortization of acquired current technology of $2.9 million in connection with our acquisitions of TradingDynamics, Tradex and SupplierMarket.

    Our research and development operations focus on Ariba Buyer, Ariba Marketplace and Ariba Dynamic Trade, and the Ariba Commerce Services Network. Our Ariba research and development organization has several teams that include server and infrastructure development, user interface and Internet application design, tools development, enterprise integration, operations, quality assurance, documentation, release management and advanced development. The Ariba Buyer, Ariba Marketplace and Dynamic Trade and the Ariba Commerce Services Network organizations regularly share resources and collaborate on code development, quality assurance and documentation.

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

    We expect that most of our enhancements to existing and future products will be developed internally or through acquisitions. However, we currently license certain externally-developed technologies and will continue to evaluate externally-developed technologies to integrate with our solutions. These externally-developed technologies, if suffering from defects, quality issues or the lack of product functionality required to make our solutions successful in the marketplace, may seriously impact and harm our business.

INTERNATIONAL OPERATIONS

    The Company has established twenty subsidiaries, namely Ariba
Holdings, Inc. in Cayman Islands, Ariba Technologies Ireland Limited in Ireland, Ariba Technologies Canada, Inc. in Canada, Ariba U.K. Limited in the United Kingdom, Ariba Sweden AB in Sweden, Ariba Italia S.r.l. in Italy, Ariba Technologies Netherlands B.V. in the Netherlands, Ariba Technologies India Private Limited in India, Ariba Iberia, S.L. in Spain, Ariba Latin
America, Inc. in Latin America, Ariba Argentina in Argentina, Ariba Brazil Limitada in Brazil, Ariba Deutschland GmbH in Germany, Ariba Korea, Ltd. in Korea, Ariba France Sarl in France, Ariba (China) Limited in Hong Kong, Ariba Australia Pty Ltd in Australia, Ariba New Zealand in New Zealand, Ariba Switzerland GmbH/Sarl/Ltd liab Co. in Switzerland and Nihon Ariba, K.K. in Japan. All of the subsidiaries are wholly-owned except our Japanese subsidiary, Nihon Ariba, K.K., in which Softbank and other strategic partners have purchased minority equity interests. Revenue from our international customers was $61.4 million, $6.7 million and $1.8 million for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

COMPETITION

    The market for our solution is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We have also increasingly encountered competition with respect to different aspects of our solution from a variety of vendors including Captura Software, Clarus, Commerce One, Concur Technologies, Extensity, GE Information Services, Intelysis, and Netscape Communications, a subsidiary of America Online, and VerticalNet. In the area of procurement software, we also encounter competition from several major client server enterprise software manufacturers. In addition, because there are relatively low barriers to entry in the operating resource management software market, we expect additional competition from other established and emerging companies, as the operational resource management software market continues to develop and expand.

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

    We license rather than sell our software products and require our customers to enter into license agreements, which impose restrictions on their ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot assure you that any of our proprietary rights with respect to the Ariba Commerce Services Network will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

    We presently have seven U.S. patent applications pending. We also have filed patent applications in other countries. It is possible that the patents that we have applied for, if issued, or our potential future patents may be successfully challenged or that no patents will be issued from our patent applications. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will seriously harm our ability to do business.

    We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our software products to perform key functions. For example, we license reporting software from Actuate and integration software from Tibco for Ariba Buyer. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our current product. These delays, if they occur, could seriously harm our business.

    Ariba and the Ariba logo are registered as trademarks in the United States. In addition, we have the following trademarks registered in one or more foreign countries: Ariba, the Ariba logo, the Ariba "boomerang" design, Ariba Commerce Services Network, ORM, Buyer and Walk-Up UI. We also have filed applications to register these trademarks in several countries. The above mentioned trademark applications are subject to review by the applicable governmental authority, may be opposed by private parties, and may not issue.

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

RECENT ACQUISITIONS

    January 20, 2000, we acquired TradingDynamics, Inc. ("TradingDynamics"), a provider of business-to-business Internet trading applications. On March 8, 2000, we acquired Tradex Technologies, Inc. ("Tradex"), a provider of solutions for enabling B2B marketplaces and exchanges. On August 20, 2000, we acquired SupplierMarket.com, a provider of online collaborative sourcing technologies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and Note 2 of "Notes to Consolidated Financial Statements" for more detailed information.

EMPLOYEES

    As of September 30, 2000, we had a total of 1,680 employees, including 333 in research and development, 638 in sales and marketing, 509 in customer support, professional services and training, and 200 in administration and finance. Of these employees, 1,421 were located in the United States and 259 were located outside the United States. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

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

    ARIBA IS AN EARLY-STAGE COMPANY. OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS.

    Ariba was founded in September 1996 and has a limited operating history. Our limited operating history makes an evaluation of our future prospects very difficult. We began shipping our first product, the Ariba Buyer, in June 1997 and began to operate the Ariba Commerce Services Network in April 1999. We began shipping Ariba Dynamic Trade in February 2000, following our acquisition of TradingDynamics, and Ariba Marketplace in March 2000, following our acquisition of Tradex. We will encounter risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, including risks associated with our recent acquisitions. Many of these risks are described in more detail in this "Risk Factors" section. We may not successfully address any of these risks. If we do not successfully address these risks, our business would be seriously harmed.

    THE MARKET FOR OUR SOLUTIONS IS AT AN EARLY STAGE. WE NEED A CRITICAL MASS OF LARGE BUYING ORGANIZATIONS AND THEIR SUPPLIERS TO IMPLEMENT OUR SOLUTIONS.

    The market for Internet-based electronic commerce applications and services is at an early stage of development. Our success depends on a significant number of large buying organizations, marketplaces and exchanges implementing our products and services. The implementation of our products by these organizations is complex, time consuming and expensive. In many cases, these organizations must change established business practices and conduct business in new ways. Our ability to attract additional customers for our products and services will depend on using our existing customers as reference accounts. Unless a critical mass of large buying organizations, their suppliers, marketplaces and exchanges join the Ariba Commerce Services Network, our solutions may not achieve widespread market acceptance and our business would be seriously harmed.

    WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR SIGNIFICANT ADDITIONAL LOSSES IN THE FUTURE.

    We incurred net losses of $11.0 million in fiscal 1998, $29.3 million in fiscal 1999 and $792.8 million in fiscal 2000, including $545.7 million in non-cash costs for amortization of goodwill and intangible assets resulting from acquisitions and stock-based compensation expense. We expect to derive substantially all of our revenues for the foreseeable future from licensing our products and from transaction-based revenue. Although our licensing revenues have grown significantly in recent quarters, we do not believe that our prior growth rates are sustainable or indicative of future operating results. In fact, we may not have any revenue growth, and our revenues could decline. Over the longer term, we expect to derive more of our revenues from revenues related to network access, network services and independent Internet marketplaces, which are based on unproven business models. Moreover, we expect to incur significant sales and marketing, research and development, and general and administrative expenses. In the future, we will continue to incur substantial non-cash costs relating to the amortization of deferred compensation, amortization of our goodwill and other intangible assets and we may incur significant non-cash costs related to the issuance of warrants to purchase our common stock. As of September 30, 2000, we had an aggregate of $130.0 million of deferred compensation and $3.3 billion of goodwill and other intangible assets to be amortized. As a result, we expect to incur significant losses for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to the Consolidated Financial Statements."

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

    - Demand for our products and services;

    - Actions taken by our competitors, including new product introductions and enhancements;

    - Ability to scale our network and operations to support large numbers of customers, suppliers and transactions;

    - Ability to develop, introduce and market new products and enhancements to our existing products on a timely basis;

    - Changes in our pricing policies and business model or those of our competitors;

    - Integration of our recent acquisitions and any future acquisitions;

    - Ability to expand our sales and marketing operations, including hiring additional sales personnel;

    - Size and timing of sales of our products and services, including the recognition of a significant portion of our sales at the end of the quarter;

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

    - Customer budget cycles and changes in these budget cycles; and

    - General economic factors, including an economic slowdown or recession.

    Our quarterly revenues are especially subject to fluctuation because they depend on the sale of relatively large orders for our Ariba products and related services. As a result, our quarterly operating results may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. In some cases, we recognize revenues from product sales on a percentage of completion basis. Accordingly, our ability to recognize these revenues is subject to delays associated with our customers' ability to complete the implementation of Ariba products in a timely manner. In some cases, we recognize revenues on a subscription basis over the life of the subscriptions specified in the contract, which is typically 12 to 36 months. Therefore, if we do not book a sufficient number of large orders in a particular quarter, our revenues in future periods could be lower than expected. As our business model evolves, the potential for fluctuations in our quarterly results could increase and our revenues could be lower than expected. Furthermore, our quarterly revenues may be affected significantly by other revenue recognition policies and procedures. These policies and procedures may evolve or change over time based on applicable accounting standards and how these standards are interpreted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    Ariba Buyer and Ariba Marketplace are enterprise-wide solutions that must be deployed with many users within a buying organization. Its implementation by buying organizations is complex, time consuming and expensive. In many cases, our customers must change established business practices and conduct business in new ways. In addition, they must generally consider a wide range of other issues before committing to purchase our products, including product benefits, ease of installation, ability to work with existing computer systems, ability to support a larger user base, functionality and reliability. Furthermore, because we are one of the first companies to offer an Internet-based operating resource management system and other B2B electronic commerce solutions, many customers will be addressing these issues for the first time in the context of implementing these solutions. As a result, we must educate potential customers on the use and benefits of our products and services. In addition, we believe that the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer organization. The implementation and deployment of our products requires a significant commitment of resources by our customers and third-party and/or our professional services organizations. Because we target different sized customers, our sales cycles typically average approximately five to nine months for our different product offerings.

    BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE PURCHASING NETWORKS, INCLUDING THE ARIBA COMMERCE SERVICES NETWORK, ARE AT AN EARLY STAGE OF DEVELOPMENT AND MARKET ACCEPTANCE

    We began operating the Ariba Commerce Services Network in April 1999. Broad and timely acceptance of the Ariba Commerce Services Network, which is important to our future success, is subject to a number of significant risks. These risks include:

    - Operating resource management and procurement on the Internet is a new market;

    - Our network's ability to support large numbers of buyers and suppliers is unproven;

    - Our need to enhance the interface between our Ariba Buyer, Ariba Marketplace and Ariba Dynamic Trade products and the Ariba Commerce Services Network;

    - Our need to significantly enhance the features and services of the Ariba Commerce Services Network to achieve widespread commercial acceptance of our network; and

    - Our need to significantly expand our internal resources to support planned growth of the Ariba Commerce Services Network.

    Although we expect to derive a significant portion of our long-term future revenue from the Ariba Commerce Services Network, we have not yet fully evolved our revenue model for services associated with these networks. The revenues associated may be a combination of transaction and/or annual subscription fees. Examples of such services might include electronic payment, bid/quote and sourcing, among others. However, we cannot predict whether these services and other functionality will be commercially successful or whether they will adversely impact revenues from our Ariba Buyer products and services. We would be seriously harmed if the Ariba Commerce Services Network and other electronic trading networks are not commercially successful, or if we experience a decline in the growth or growth rate of revenues from our Ariba Buyer solution.

    WE RELY ON THIRD PARTIES TO EXPAND, MANAGE AND MAINTAIN THE COMPUTER AND COMMUNICATIONS EQUIPMENT AND SOFTWARE NEEDED FOR THE DAY-TO-DAY OPERATIONS OF THE ARIBA COMMERCE SERVICES NETWORK.

    We rely on several third parties to provide hardware, software and services required to expand, manage and maintain the computer and communications equipment and software needed for the day-to-day operations of the Ariba Commerce Services Network. Services provided by these parties include managing the Ariba Commerce Services Network web server, maintaining communications lines and managing network data centers, which are the locations on our network where data is stored. We may not successfully obtain these services on a timely and cost effective basis. Since the installation of the computer and communications equipment and software needed for the day-to-day operations of the Ariba Commerce Services Network to a significant extent will be managed by third parties, we will be dependent on those parties to the extent that they manage, maintain and provide security for such equipment and software.

    WE DEPEND ON STRATEGIC RELATIONSHIPS WITH OUR PARTNERS

    We have established strategic reselling, ASP and hosting relationships with some outside companies. These companies are entitled to resell and/or host our products to their customers. These relationships are new and this strategy is unproven. We cannot be assured that any of these resellers, ASP partners or hosts, or those we may contract with in the future, will be able to resell our products to an adequate number of customers. If our current or future strategic partners are not able to successfully resell our products our business could be seriously harmed. We have formed strategic alliance relationships with IBM and i2 Technologies to integrate our technologies and work together to market and sell targeted solutions. We also have strategic relationships with Softbank as a minority shareholder of our Japanese subsidiary Nihon Ariba, K.K., and with Telefonica in Europe and Latin America. We plan to expand our strategic relationships both domestically and internationally. As part of these agreements, we will be deploying critical employee resources to help promote these alliances. There is no guarantee that these alliances will be successful in creating a larger market for our product offerings. If these alliances are not successful, our business, operating results and financial position could be seriously harmed.

    THE BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE INDUSTRY IS VERY COMPETITIVE, AND WE FACE INTENSE COMPETITION FROM MANY PARTICIPANTS IN THIS INDUSTRY. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS WILL BE SERIOUSLY HARMED.

    The market for our solutions are intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We also increasingly encounter competition with respect to different aspects of our solution from companies such as Captura Software, Clarus, Commerce One, Concur Technologies, Extensity, GE Information Services, Intelisys, Netscape Communications, a subsidiary of America Online and VerticalNet. We also encounter significant competition from several major enterprise software developers, such as Oracle, PeopleSoft and SAP. In addition, because there are relatively low barriers to entry in the business-to-business exchange market, we expect additional competition from other established and emerging companies, particularly if they acquire one of our competitors. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our own. We could also face competition from new companies who introduce an Internet-based management solution.

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

    IF WE FAIL TO DEVELOP OUR PRODUCTS AND SERVICES IN A TIMELY AND COST-EFFECTIVE BASIS, OR IF OUR PRODUCTS AND SERVICES DO NOT ACHIEVE MARKET ACCEPTANCE, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

    We may fail to introduce or deliver new releases or new potential offerings on a timely and cost-effective basis or at all, particularly given the expansion of our product offering as a result of our recent acquisitions. The life cycles of our products are difficult to predict because the market for our products is new and emerging, and is characterized by rapid technological change, changing customer needs and evolving industry standards. The introduction of products employing new technologies and emerging industry standards could render our existing products or services obsolete and unmarketable. In addition, we have experienced delays in the commencement of commercial shipments of our new releases in the past. If new releases or potential new products are delayed or do not achieve market acceptance, we could experience a delay or loss of revenues and customer dissatisfaction.

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

    - Experience deferrals in orders in anticipation of new products or releases; or

    - Fail to develop new products and services that adequately meet the requirements of the marketplace or achieve market acceptance.

    As a result of the foregoing factors, we could experience a delay or loss of revenues and customer dissatisfaction when introducing new and enhanced products and services.

    WE EXPECT TO DEPEND ON ARIBA BUYER FOR A SUBSTANTIAL PORTION OF OUR REVENUES FOR THE FORESEEABLE FUTURE. THESE REVENUES COULD BE CONCENTRATED IN A RELATIVELY SMALL NUMBER OF CUSTOMERS.

    We anticipate that revenues from Ariba Buyer and related products and services will continue to constitute a substantial portion of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, our Ariba Buyer solution, or its failure to achieve broad market acceptance, would seriously harm our business. Although no customer accounted for more than 10% of our total revenues in fiscal 2000 we may in the future derive a significant portion of our revenues from a relatively small number of customers in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    WE RELY ON THIRD PARTIES TO IMPLEMENT OUR PRODUCTS.

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

    WE DEPEND ON SUPPLIERS FOR THE SUCCESS OF THE ARIBA COMMERCE SERVICES
    NETWORK.

    We depend on suppliers joining the Ariba Commerce Services Network. Any failure of suppliers to join the Ariba Commerce Services Network in sufficient and increasing numbers would make our network less attractive to buyers and consequently other suppliers. In order to provide buyers on the Ariba Commerce Services Network an organized method for accessing goods and services, we rely on suppliers to maintain web-based catalogs, indexing services and other content aggregation tools. Our inability to access and index these catalogs and services would result in our customers having fewer products and services available to them through our solution, which would adversely affect the perceived usefulness of the Ariba Commerce Services Network.

    NEW VERSIONS AND RELEASES OF OUR PRODUCTS MAY CONTAIN ERRORS OR DEFECTS.

    Ariba Buyer, Ariba Marketplace and our other products are complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of our products. We have in the past discovered software errors in our new releases and new products after their introduction. For example, in the past we discovered problems with respect to the ability of software written in Java to scale to allow for large numbers of concurrent users of Ariba Buyer. We have experienced delays in release, lost revenues and customer frustration during the period required to correct these errors. We may in the future discover errors and additional scalability limitations, in new releases or new products after the commencement of commercial shipments. In addition, a delay in the commercial release of the next version of Ariba Buyer, Ariba Marketplace or our other products could also slow the growth of the Ariba Commerce Services Network.

    WE COULD BE SUBJECT TO POTENTIAL PRODUCT LIABILITY CLAIMS AND THIRD PARTY LIABILITY CLAIMS RELATED TO PRODUCTS AND SERVICES PURCHASED THROUGH THE ARIBA COMMERCE SERVICES NETWORK.

    Our customers use our products and services to manage their goods and services procurement and other business processes. Any errors, defects or other performance problems could result in financial or other damages to our customers. A product liability claim brought against us, even if not successful, would likely be time consuming and costly and could seriously harm our business. Although our customer license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions.

    The Ariba Commerce Services Network provides our customers with indices of products that can be purchased from suppliers participating in the Ariba Commerce Services Network. The law relating to the liability of providers of listings of products and services sold over the Internet for errors, defects or other performance problems with respect to those products and services is currently unsettled. We will not pre-screen the types of products and services that may be purchased through the Ariba Commerce Services Network. Some of these products and services could contain performance or other problems. Similar issues may arise for B2B marketplaces and exchanges that use our Ariba Marketplace and Ariba Dynamic Trade applications. We may not successfully avoid civil or criminal liability for problems related to the products and services sold through the Ariba Commerce Services Network or other electronic networks using our market maker applications. Any claims or litigation could still require expenditures in terms of management time and other resources to defend ourselves. Liability of this sort could require us to implement measures to reduce our exposure to this liability, which may require us, among other things, to expend substantial resources or to discontinue certain product or service offerings or to take precautions to ensure that certain products and services are not available through the Ariba Commerce Services Network or other electronic networks using our market maker applications.

    OUR SUCCESS DEPENDS ON RETAINING OUR CURRENT KEY PERSONNEL AND ATTRACTING ADDITIONAL KEY PERSONNEL, PARTICULARLY IN THE AREAS OF DIRECT SALES AND RESEARCH AND DEVELOPMENT.

    Our future performance depends on the continued service of our senior management, product development and sales personnel, in particular Keith Krach, our Chairman and Chief Executive Officer and Larry Mueller, our President and Chief Operating Officer. None of these persons, including Messrs. Krach and Mueller, is bound by an employment agreement, and we do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. Our future success also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. We are particularly dependent on hiring additional personnel to increase our direct sales and research and development organizations. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

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

    We license rather than sell Ariba Buyer, Ariba Marketplace, Ariba Dynamic Trade and our other products and require our customers to enter into license agreements, which impose restrictions on their ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot assure you that any of our proprietary rights with respect to the Ariba Commerce Services Network will be viable or of value in the future because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

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

    We must now, and may in the future have to, license or otherwise obtain access to intellectual property of third parties. For example, we are currently dependent on developers' licenses from enterprise resource planning, database, human resource and other system software vendors in order to ensure compliance of our products with their management systems. We may not be able to obtain any required third party intellectual property in the future.

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

    In the quarter ended March 31, 2000, we completed our acquisitions of TradingDynamics, a leading provider of business-to-business Internet trading applications, and Tradex, a leading provider of solutions for net markets, respectively. In the quarter ended September 30, 2000, we completed our acquisition of SupplierMarket.com, a leading provider of online collaborative sourcing technologies. We may find it necessary or desirable to acquire additional businesses, products, or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition, or integrate the acquired business, products or technologies into our existing business and operations. If our efforts are not successful, it could seriously harm our business.

    Completing any potential future acquisitions, and integrating our existing acquisitions will cause significant diversions of management time and resources. In particular, the acquisition of Tradex requires the integration of two large, geographically distant organizations. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our equity could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, to consummate any acquisition. Financing for future acquisitions may not be available on favorable terms, or at all. In addition, in connection with our recent, pending and possibly with future acquisitions we will or may be required to amortize significant amounts of goodwill and other intangible assets, which will negatively effect the operating income of our business. As of September 30, 2000, we had an aggregate of $3.3 billion of goodwill and other intangible assets remaining to be amortized of which a majority relates to our acquisitions. The amortization of the remaining goodwill and other intangible assets will result in additional charges to operations through the quarter ending September 30, 2003.

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

    OUR STOCK PRICE IS HIGHLY VOLATILE.

    Our stock price has fluctuated dramatically. The market price of the common stock may decrease significantly in the future in response to the following factors, some of which are beyond our control:

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

    See "Market for Registrant's Common Equity and Related Stockholder Matters" below.

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

    THE ARIBA COMMERCE SERVICES NETWORK MAY EXPERIENCE PERFORMANCE PROBLEMS OR DELAYS AS A RESULT OF HIGH VOLUMES OF TRAFFIC.

    If the volume of traffic on the web site for the Ariba Commerce Services Network increases, the Ariba Commerce Services Network may in the future experience slower response times or other problems. In addition, users will depend on Internet service providers, telecommunications companies and the efficient operation of their computer networks and other computer equipment for access to the Ariba Commerce Services Network. Each of these has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any delays in response time or performance problems could cause users of the Ariba Commerce Services Network to perceive this service as not functioning properly and therefore cause them to use other methods to procure their goods and services.

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

ITEM 2. PROPERTIES

    Our principal sales, marketing, research, development, and administrative offices occupy approximately 131,600 square feet in Mountain View, California which is our corporate headquarters. Our sublease for this facility expires in October 2006. We occupy an additional 45,800 square feet in Mountain View and 16,000 square feet in Palo Alto, California. These subleases expire in April 2005 and August 2001 respectively. Regional offices are located in Tampa, Atlanta, Boston and New Jersey. These leases total approximately 124,900 square feet and expire at various dates between 2004 and 2007. We are currently building a new 715,000 square foot headquarters campus in Sunnyvale, California under a lease that expires 12 years after we take possession of the facility, subject to an option to extend the lease for an additional 5 year period.

    Previously our principal sales, marketing, research, development, and administrative offices occupied approximately 33,000 square feet in Sunnyvale, California under a lease that expires on August 31, 2004. We are currently subleasing the Sunnyvale facility to a third party. In addition we also lease sales and support offices in the North American metropolitan areas of Chicago, Cleveland, Columbus, Cincinnati, Dallas, Denver, Detroit, Kansas City, Los Angeles, Milwaukee, Miami, Minneapolis, Montreal, New York, Phoenix, Philadelphia, Raleigh-Durham, Seattle, St. Louis, Toronto, and Washington D.C. We also lease sales and support offices outside of North America including locations in Australia, Belgium, Brazil, France, Germany, Hong Kong, Ireland, Italy, Japan, Mexico, The Netherlands, Singapore, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of Ariba and other key employees and their ages as of September 30, 2000 are as follows:

NAME                                                AGE                       POSITION(S)
----                                              --------   ---------------------------------------------
Keith J. Krach..................................     43      Chief Executive Officer and Chairman of the
                                                               Board of Directors
Larry Mueller...................................     48      President and Chief Operating Officer
Edward P. Kinsey................................     44      Chief Financial Officer, Executive Vice
                                                               President-Finance & Administration and
                                                               Secretary
Eileen Basho....................................     46      Senior Vice President-Global Solutions
                                                               Delivery
Robert J. DeSantis..............................     37      Senior Vice President-Network Commerce
K. Charly Kleissner.............................     43      Senior Vice President-Engineering

    KEITH J. KRACH, a co-founder of Ariba, has served as Chairman of the Board of Directors and Chief Executive Officer since our inception in September 1996, and President of Ariba from our inception to October 1999. From March 1996 to September 1996, Mr. Krach served as an Entrepreneur in Residence at Benchmark Capital. From October 1988 to August 1995, Mr. Krach served as Chief Operating Officer of Rasna Corporation, a mechanical computer-aided design automation software company. Prior to joining Rasna, Mr. Krach held various positions with General Motors, including General Manager and Vice President of GMF Robotics. Mr. Krach holds a Bachelor of Science degree in Industrial Engineering from Purdue University and a Master of Business Administration from Harvard Business School.

    LARRY MUELLER has served as Ariba's President and Chief Operating Officer since October 1999. From 1996 to 1999, Mr. Mueller served as President and Chief Executive Officer of Imageware, a 3D modeling company. From 1994 to 1996,
Mr. Mueller served as Vice President of North American Operations of Rasna Corporation, a mechanical computer-aided design automation software company. From 1991 to 1994, Mr. Mueller served as Executive Vice President of Worldwide Operations at J.D. Edwards. Prior to joining J.D. Edwards, Mr. Mueller held various positions with IBM, including General Manager responsible for North American business partner channels, director of AS/400 marketing strategies for IBM Europe, and executive assistant to the Chairman of IBM Europe. Mr. Mueller holds a Bachelor of Science degree in Business Administration from the University of Wisconsin.

    EDWARD P. KINSEY, a co-founder of Ariba, served as Chief Financial Officer, Secretary and Executive Vice President of Finance and Administration from our inception in September 1996 through November 2000, at which time he resigned from this role and assumed a leadership role in the area of strategic development. From October 1995 to August 1996, Mr. Kinsey served as the Chief Financial Officer and Vice President of Finance of CenterView Software, an Internet development tools company. From March 1994 to October 1995, Mr. Kinsey served as Corporate Controller of Rasna Corporation and, from July 1988 to March 1994, Mr. Kinsey served in various capacities at Zenger-Miller, Inc., a management and supervisory skills training and development company, most recently as the Chief Financial Officer and Vice President of Operations. Prior to 1988, Mr. Kinsey held management positions at Peat Marwick Mitchell and at Price Waterhouse. Mr. Kinsey is a Certified Public Accountant in California and Ohio and holds a Bachelor of Business Administration degree in Accounting from the University of Toledo.

    EILEEN BASHO has served as Ariba's Senior Vice President of Global Solutions Delivery since February 2000. From September 1998 to September 1999, Ms. Basho was a Partner at Andersen Consulting, responsible for developing the strategic offerings and market direction for Enterprise Business Solutions, a line of business comprised of more than 6,000 consultants. From July 1994 to August 1998, Ms. Basho worked at SAP America, Inc., serving as Executive Vice President from January 1996 to August 1998, responsible for SAP's consulting business, worldwide partnering program and global accounts. Ms. Basho holds a Bachelor of Science degree from the Philadelphia College of Textiles and Sciences.

    ROBERT J. DESANTIS, a co-founder of Ariba, has served as Senior Vice President of Network Commerce since September 1999, as Vice President of International Operations from July 1998 to September 1999 and Vice President of Sales from our inception in September 1996 to July 1998. From October 1995 to September 1996, Mr. DeSantis worked as a consultant in the venture capital community. From August 1990 to October 1995, Mr. DeSantis served as Vice President of Sales and Vice President of European Operations at Rasna Corporation. Prior to joining Rasna, Mr. DeSantis served as Director of Sales for Structural Research and Analysis Corporation, a design analysis software company, and as a member of the technical staff of Hughes Aircraft Company.
Mr. DeSantis holds a Bachelor of Science degree in Mechanical Engineering from the University of Rhode Island.

    K. CHARLY KLEISSNER has served as Ariba's Senior Vice President of Engineering since July 1997. From June 1996 to July 1997, Dr. Kleissner was Vice President of Product Development at DataMind Corporation, a data mining software tools development company. From April 1994 to June 1996, Dr. Kleissner held various senior engineering management positions at NeXT Software Inc., a software development company. Prior to joining NeXT, Dr. Kleissner held various senior engineering management positions at Digital Equipment Corporation and Hewlett-Packard Company. Dr. Kleissner holds a Ph.D. in Computer Science from the University of Technology, Vienna and a Master of Science degree in Computer Science from the Institute of Technology at the University of Vienna.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded on the Nasdaq National Market under the symbol "ARBA." Our initial public offering of stock was June 23, 1999 at $5.75 per share. The price range per share reflected in the table below, is the highest and lowest sale price for our stock as reported by the Nasdaq National Market during each quarter the stock has been publicly traded. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. In addition, our existing line of credit agreement currently prohibits the payment of dividends. At December 15, 2000, there were approximately 1,379 stockholders of record and the price per share of our common stock was $67.13.

                                                                   THREE MONTHS ENDED
                                              -------------------------------------------------------------
                                              DEC. 31, 1999   MAR. 31, 2000   JUN. 30, 2000   SEP. 30, 2000
                                              -------------   -------------   -------------   -------------
Priced range per share:
  Low.......................................     $36.87          $ 75.06         $ 50.00         $ 91.13
  High......................................     $91.50          $165.50         $105.38         $168.75

    The above information has been restated to reflect the two-for-one stock splits, effected in the form of a stock dividend to each stockholder on November 16, 1999 and March 2, 2000.

    During the quarter ended September 30, 2000, in connection with the acquisition of SupplierMarket.com we issued an aggregate of approximately 5,249,300 shares of our common stock to former stockholders of those companies, 604,465 shares of which are held in escrow, and granted options and warrants to purchase an aggregate of approximately 1,437,272 shares of our common stock. The shares, options and warrants were issued pursuant to an exemption by reason of
Section 3(a)(10) of the Securities Act of 1933. The terms and conditions of such issuances and grants were approved after a hearing upon the fairness of such terms and conditions by a government authority expressly authorized by the law to grant such approval.

    During the quarter ended September 30, 2000, we issue an aggregate of 12,715,386 shares of our common stock upon the exercise of outstanding options to purchase our common stock. A portion of those shares were issued pursuant to an exemption by reason of Rule 701 under the Securities Act of 1933.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated statement of operations data for each of the four years in the period ended September 30, 2000, and the consolidated balance sheet data as of the years then ended are derived from our audited consolidated financial statements. Activity for the period from September 17, 1996 (inception) to September 30, 1996 consisted of the sale of common stock and preferred stock for approximately $6.0 million and earned interest of approximately $1,000 on this amount.

                                                                   YEARS ENDED SEPTEMBER 30,
                                                          --------------------------------------------
                                                             2000         1999       1998       1997
                                                          -----------   --------   --------   --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  License...............................................  $   198,790   $ 26,768   $  6,040   $   630
  Maintenance and service...............................       80,249     18,604      2,323       130
                                                          -----------   --------   --------   -------
      Total revenues....................................      279,039     45,372      8,363       760
Cost of revenues:
  License...............................................       12,572        724        165        13
  Maintenance and service (exclusive of stock-based
    compensation expense of $1,458, $1,084, $48 and $0
    for the years ended September 30, 2000, 1999, 1998
    and 1997, respectively).............................       34,947      8,089      1,373       927
                                                          -----------   --------   --------   -------
      Total cost of revenues............................       47,519      8,813      1,538       940
                                                          -----------   --------   --------   -------
  Gross profit..........................................      231,520     36,559      6,825      (180)
                                                          -----------   --------   --------   -------
Operating Expenses:
  Sales and marketing (exclusive of stock-based
    compensation expense of $7,425, $6,569, $535 and $0
    for the years ended September 30, 2000, 1999, 1998
    and 1997, respectively and exclusive of $29,251 of
    business partner warrant expense for the year ended
    September 30, 2000).................................      207,234     33,859     10,311     2,235
  Research and development (exclusive of stock-based
    compensation expense of $3,475, $2,998, $178 and $0
    for the years ended September 30, 2000, 1999, 1998
    and 1997, respectively).............................       39,017     11,620      4,499     1,899
  General and administrative (exclusive of stock-based
    compensation expense of $5,693, $3,933, $195 and $50
    for the years ended September 30, 2000, 1999, 1998
    and 1997, respectively).............................       29,172      7,917      2,580       588
  Amortization of goodwill and other intangible
    assets..............................................      688,588         --         --        --
  In-process research and development...................       27,350         --         --        --
  Business partner warrants.............................       29,251         --         --        --
  Amortization of stock-based compensation..............       18,051     14,584        956        50
                                                          -----------   --------   --------   -------
      Total operating expenses..........................    1,038,663     67,980     18,346     4,772
                                                          -----------   --------   --------   -------
  Loss from operations..................................     (807,143)   (31,421)   (11,521)   (4,952)
Other income, net.......................................       16,331      2,219        568       273
                                                          -----------   --------   --------   -------
Net loss before taxes...................................     (790,812)   (29,202)   (10,953)   (4,679)
Provision for income taxes..............................       (1,963)       (98)        --        --
                                                          -----------   --------   --------   -------
Net loss................................................  $  (792,775)  $(29,300)  $(10,953)  $(4,679)
                                                          ===========   ========   ========   =======
Net loss per share -- basic and diluted.................  $     (4.10)  $  (0.42)  $  (0.48)  $ (1.83)
                                                          ===========   ========   ========   =======
Weighted average shares used in computing basic and
  diluted net loss per share............................      193,417     70,064     23,048     2,558
                                                          ===========   ========   ========   =======

                                                                        SEPTEMBER 30,
                                                     ----------------------------------------------------
                                                        2000           1999          1998          1997
                                                     ----------      --------      --------      --------
CONSOLIDATED BALANCE SHEET DATA:                                        (IN THOUSANDS)
Cash, cash equivalents and investments.........      $  364,691      $152,440      $ 13,932      $15,471
Working capital................................         139,847        58,988         6,127       13,685
Total assets...................................       3,815,878       170,021        18,771       16,800
Long-term debt.................................             402           781           647          140
Accumulated deficit............................        (837,707)      (44,932)      (15,632)      (4,679)
Total stockholders' equity.....................      $3,498,192      $122,183      $  9,959      $14,517

------------------------

- See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share.

- The Company is restricted in paying cash dividends under the terms of its line of credit agreement and paid no cash dividends during the four year period.

- The above information has been restated to reflect a two-for-one stock split, effected in the form of a stock dividend to each stockholder on November 16, 1999 and March 2, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ARIBA, INC., ("ARIBA") SHOULD BE READ IN CONJUNCTION WITH "SELECTED CONSOLIDATED FINANCIAL DATA" AND ARIBA'S CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS REPORT. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

    Ariba is a leading business-to-business electronic commerce platform and network services provider. We were founded in September 1996 and from that date through March 1997 were in the development stage, conducting research and developing our initial products. In March 1997, we began selling our products and related services and currently market them in the United States, Latin America, Europe, Canada, Asia and Asia Pacific primarily through our direct sales force and to a lesser extent through indirect sales channels.

    On January 20, 2000, March 8, 2000 and August 28, 2000, we acquired TradingDynamics, Inc. ("TradingDynamics"), Tradex Technologies, Inc. ("Tradex") and SupplierMarket.com ("SupplierMarket") respectively, primarily for their product offerings and research and development teams. We accounted for these acquisitions as purchase business combinations. Accordingly, the results of operations of TradingDynamics, Tradex and SupplierMarket are included in our combined results from the date of the acquisitions. Please see Note 2 of Notes to Consolidated Financial Statements for more detailed information.

    Through September 30, 2000, our revenues have been principally derived from licenses of our products, from maintenance and support contracts and from the delivery of implementation consulting and training services. Customers who license Ariba Buyer and our other products, such as Ariba Marketplace, also generally purchase maintenance contracts which provide software upgrades and technical support over a stated term, which is usually a twelve-month period. Customers may purchase implementation services from us, but we continue to expect to increasingly rely on third-party consulting organizations to deliver these services directly to our customers. We also offer fee-based training services to our customers.

    On October 1, 1997, we adopted Statement of Position, or SOP, 97-2, SOFTWARE REVENUE RECOGNITION, which supersedes SOP 91-1, SOFTWARE REVENUE RECOGNITION. On October 1, 1999, we adopted Statement of Position, or SOP, 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which amends SOP 97-2 and supercedes SOP 98-4. The adoption of SOP 97-2 and SOP 98-9 has not had a material effect on our operating results. SOP 97-2 SOFTWARE REVENUE RECOGNITION, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on the evidence that is specified to the vendor. License revenue allocated to software products generally is recognized upon delivery of the products or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which fair values have not been established. Revenue allocated to maintenance is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue from hosted software agreements are recognized ratably over the term of the hosting arrangement.

    If the Company provides other services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized using the percentage of completion method in accordance with the provisions of SOP 81-1, ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION TYPE AND CERTAIN PRODUCTION TYPE CONTRACTS. Such contracts typically consist of implementation management services and are generally on a time and materials basis with a few fixed fee contracts entered into in fiscal 1998 and 1997. The contracts are not subject to renegotiation and range from 5 to 24 months in duration. Revenues and costs are recognized based on the labor hours incurred to date compared to total estimated labor hours for the contract. Contract costs include all direct material, direct labor and indirect costs related to contract performance. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates. Commencing in fiscal year 2000, third party consultants have managed many implementations of the Company's products for its customers.

    The majority of our customers who license our Ariba Buyer products generally receive a server capacity license, one or more of the Ariba Buyer modules and adapters to interface with financial, human resource and other existing enterprise systems. The fee for the server capacity license is based on the customers' estimated annual volume of line items of purchasing transactions. The license fees for the software modules and adapters consist of individual prices for each module or adapter.

    The volume licensing of the server capacity allows customers to scale the total cost of their purchase of our products to their needs. The server capacity license entitles customers to execute the licensed volume of line items of purchasing transactions during any annual period following their purchase of the server license. Our customers generally purchase estimated server capacity at the time of the purchase of the server license. Following the initial implementation of our products, and based on the reporting and analysis tools available through our products, our customers are able to understand their annual transaction volume more fully. Customers who exceed their estimated volume can purchase additional server capacity. Marketplace and Dynamic Trade products are generally purchased under term licensing arrangements that include incremental fees based on the customers' transactions or events.

    We allocate the total costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their headcount. These allocated charges include facility rent for the corporate office, communication charges and depreciation expense for office furniture and equipment.

    Included in our operating expenses is the amortization of goodwill and other intangible assets. These expenses are for the amortization of goodwill and other intangible assets we have purchased in our acquisitions of TradingDynamics, Tradex, SupplierMarket and for the amortization of an intellectual property agreement we have entered into with an outside party. During the year ended September 30, 2000 we also had a charge related to the purchase of in-process technology related to the acquisitions. See Note 2 of Notes to Consolidated Financial Statements for more detailed information.

    Also included in our operating expenses is the non-cash expense for business partner warrants. This non-cash expense relates to warrants that have been earned by our business partners. If and when it becomes probable that the business partner will earn any warrants, we recognize a non-cash expense for these warrants. See Note 10 of Notes to Consolidated Financial Statements for more detailed information.

    Although revenues have consistently increased from quarter to quarter, we have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments, for the amortization of our goodwill and other intangible assets and for our business partner warrants. As a result, we have incurred significant losses since inception, and as of September 30, 2000, had an accumulated deficit of $837.7 million. We believe our success is contingent on increasing our customer base and developing our products and services. We intend to continue to invest heavily in sales, marketing, research and development and, to a lesser extent, support infrastructure. We also will have significant expenses going forward related to the amortization of our goodwill and other intangible assets, and we may continue to have substantial non-cash expenses related to the issuance of warrants to purchase our common stock. These warrant related expenses will not be recognized until the warrants are earned and will fluctuate depending on the market value of our common stock. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

    We had 1,680 full-time employees as of September 30, 2000 and intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth and increased demand, we must invest in and implement scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect future expansion to continue to challenge our ability to hire, train, manage and retain our employees.

    In connection with the granting of stock options to our employees and in connection with stock options issued related to the SupplierMarket acquisition, we recorded deferred stock-based compensation totaling approximately
$163.0 million from inception through September 30, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board

Interpretation No. 28. During fiscal 2000, 1999 and 1998, we recorded
$18.0 million, $14.6 million and $956,000, respectively, of related stock-based compensation amortization expense. As of September 30, 2000, we had an aggregate of $130.0 million of related deferred compensation to be amortized. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through fiscal 2004. The amortization of stock-based compensation is presented as a separate component of operating expenses in our consolidated statements of operations.

    During the year ended September 30, 2000 in connection with our recent acquisitions and our entering into an intellectual property agreement and business partner agreement with two independent third parties, we recorded goodwill and other intangible assets of $3.9 billion. These assets are being amortized over their estimated useful lives ranging from three to five years. During the year ended September 30, 2000, we recorded $694.2 million of amortization expense for these assets of which $688.6 million was recorded as amortization of goodwill and other intangible assets and the remaining
$5.6 million was recorded as business partner warrant expense on the Consolidated Statements of Operations. As of September 30, 2000, we had an aggregate of $3.3 billion of goodwill and other intangible assets remaining to be amortized for these assets. The amortization of the remaining goodwill and other intangible assets will result in additional charges to operations through the quarter ending September 30, 2003. The amortization of goodwill and other intangible assets is presented as a separate component of operating expenses in our consolidated statements of operations. We also had a charge of $27.4 million during the year ended September 30, 2000 for in-process research and development related to our recent acquisitions. See Note 2 of Notes to Consolidated Financial Statements for more detailed information.

    During the year ended September 30, 2000, a warrant for 1,936,000 shares of our common stock was earned upon signing of a sales and marketing alliance agreement. A total of $56.2 million was recorded as an intangible asset for this sales and marketing alliance based on the fair market value of the warrant. This intangible asset will be amortized over the life of the agreement of five years. $5.6 million was amortized during the year as business partner warrant expense on our Consolidated Statements of Operations. The remaining $50.6 million, as of September 30, 2000, will be amortized over the next 18 quarter term of the warrant. We also had additional sales and marketing expense of $23.6 million in the year ended September 30, 2000 related to other business partner warrants. This alliance was undertaken to broaden and accelerate adoption of our marketplace product. The entire $29.2 million of amortization expense was classified as business partner warrant expense on our Consolidated Statements of Operations. See Note 10 of Notes to Consolidated Financial Statements for more detailed information.

    Our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our operating results are expected to vary significantly from quarter to quarter and are difficult or impossible to predict. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets, including risks associated with our recent acquisitions. We may not be successful in addressing such risks and difficulties. Although we have experienced significant percentage growth in revenues in recent periods, we do not believe that prior growth rates are sustainable or indicative of future operating results. Please refer to the "Risk Factors" section for additional information.

STOCK SPLITS

    On November 16, 1999 and March 2, 2000, the Board of Directors authorized a two-for-one stock split of the Company's common stock, in the form of a stock dividend. The financial information included in this report has been restated to give effect to the stock splits.

CURRENT YEAR ACQUISITIONS

TRADINGDYNAMICS

    In January 2000, we acquired TradingDynamics, which provided business-to-business Internet trading applications, including business-to-business auction, request for quote ("RFQ"), reverse auction, and bid/ask-style exchange mechanisms. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

    The purchase price of approximately $465.0 million consisted of an exchange of 7,274,656 shares of our common stock with a fair value of $371.9 million, assumed stock options with a fair value of $91.7 million, and other acquisition related expenses of approximately $1.4 million consisting primarily of payments for financial advisor and other professional fees. Of the total purchase price, $224,000 was allocated to property and equipment, $13.4 million was allocated to net liabilities acquired, excluding property and equipment, and the remainder was allocated to intangible assets, including in-process technology ($950,000), core technology ($4.4 million), covenants not-to-compete ($1.3 million), assembled workforce ($1.1 million) and goodwill ($470.5 million).

TRADEX

    In March 2000, we acquired Tradex, which provided solutions for enabling B2B marketplaces and exchanges. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

    The purchase price of approximately $2.3 billion consisted of an exchange of 34,059,336 shares of our common stock with a fair value of $2.1 billion, assumed stock options with a fair value of approximately $207.5 million, and other acquisition related expenses of approximately $28.8 million consisting primarily of payments for financial advisor and other professional fees. Of the total purchase price, $3.5 million was allocated to property and equipment, $75.6 million was allocated to net assets acquired, excluding property and equipment, and the remainder was allocated to intangible assets, including in-process technology ($11.8 million), core technology ($7.9 million), trademarks ($2.0 million), assembled workforce ($5.4 million) and goodwill
($2.2 billion).

SUPPLIERMARKET

    In August 2000, we acquired SupplierMarket, a leading provider of online collaborative sourcing technologies that allows buyers and suppliers of direct and indirect materials to locate new trading partners, negotiate purchases and collaborate on the Internet. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

    The total purchase price of approximately $607.1 million consisted of and exchange of 5,249,330 shares of our common stock with a fair value of $478.7 million, assumed stock options with a fair value of approximately
$108.4 million and other acquisition related expenses of approximately
$20.0 million consisting primarily of payments for financial advisor and other professional fees. Of the total purchase price, $3.1 million was allocated to property and equipment, $4.2 million was allocated to net assets acquired, excluding property and equipment, $124.6 million to deferred compensation and the remainder was allocated to intangible assets, including in-process technology ($14.6 million), core technology ($7.9 million), assembled workforce ($6.5 million) and goodwill ($446.1million). There was one project included in in-process technology for SupplierMarket.

    See Note 2 of Notes to Consolidated Financial Statements for more detailed information about the accounting treatment of TradingDynamics, Tradex and SupplierMarket acquisitions.

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

                                                                 YEARS ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                 2000        1999       1998
                                                              ----------   --------   --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  License...................................................  $  198,790   $ 26,768   $  6,040
  Maintenance and service...................................      80,249     18,604      2,323
                                                              ----------   --------   --------
    Total revenues..........................................     279,039     45,372      8,363
Cost of revenues:
  License...................................................      12,572        724        165
  Maintenance and service (exclusive of stock-based
    compensation expense of $1,458, $1,084 and $48 for the
    years ended September 30, 2000, 1999 and 1998,
    respectively)...........................................      34,947      8,089      1,373
                                                              ----------   --------   --------
    Total cost of revenues..................................      47,519      8,813      1,538
                                                              ----------   --------   --------
  Gross profit..............................................     231,520     36,559      6,825
                                                              ----------   --------   --------
Operating expenses:
  Sales and marketing (exclusive of stock-based compensation expense of $7,425, $6,569 and $535 for the years ended
    September 30, 2000, 1999 and 1998, respectively and
    exclusive of $29,251 of business partner warrant expense
    for the year ended September 30, 2000)..................     207,234     33,859     10,311
Research and development (exclusive of stock-based
  compensation expense of $3,475, $2,998 and $178 for the
  years ended September 30, 2000, 1999 and 1998,
  respectively)                                                   39,017     11,620      4,499
General and administrative (exclusive of stock-based
  compensation expense of $5,693, $3,933 and $195 for the
  years ended September 30, 2000, 1999 and 1998,
  respectively).............................................      29,172      7,917      2,580
  Amortization of goodwill and other intangible assets......     688,588          0          0
  In-process research and development.......................      27,350          0          0
  Business partner warrants.................................      29,251          0          0
  Amortization of stock-based compensation..................      18,051     14,584        956
                                                              ----------   --------   --------
    Total operating expenses................................   1,038,663     67,980     18,346
                                                              ----------   --------   --------
  Loss from operations......................................    (807,143)   (31,421)   (11,521)
Other income, net...........................................      16,331      2,219        568
                                                              ----------   --------   --------
  Net loss before taxes.....................................    (790,812)   (29,202)   (10,953)
Provision for income taxes..................................       1,963         98          0
                                                              ----------   --------   --------
  Net loss..................................................  $ (792,775)  $(29,300)  $(10,953)
                                                              ==========   ========   ========
Net loss per share -- basic and diluted.....................  $    (4.10)  $  (0.42)  $  (0.48)
                                                              ==========   ========   ========
Weighted average shares used in computing basic and diluted
  net loss per share........................................     193,417     70,064     23,048
                                                              ==========   ========   ========

COMPARISON OF THE FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

    LICENSE

    License revenues for the year ended September 30, 2000 were $198.8 million, a 643% increase over license revenues of $26.8 million for the year ended September 30, 1999. This increase was primarily attributable to increased market acceptance of our products, domestically and internationally, an increase in sales to new customers resulting from increased headcount in our sales force, increased demand for business-to-business electronic commerce solutions across a broad range of industries, new strategic products and solutions, including those resulting from our acquisitions, increased number of and success from strategic relationships designed to help promote and sell our products domestically and internationally.

    MAINTENANCE AND SERVICE

    Maintenance and service revenues for the year ended September 30, 2000 were $80.2 million, a 331% increase over maintenance and service revenues of $18.6 million for the year ended September 30, 1999. This increase was primarily attributable to the increased licensing activity described above, which has resulted in increased revenues from customer implementations and maintenance contracts and, to a lesser extent, accelerated customer implementations and renewals of recurring maintenance.

    During the years ended September 30, 2000 and 1999, no customer and one customer, respectively, accounted for more than 10% of total revenues. Revenues from international sales were $61.4 million and $6.7 million in the years ended September 30, 2000 and 1999. Our international revenues were derived from sales in Canada, Europe, Asia, Asia Pacific and Latin America.

COST OF REVENUES

    LICENSE

    Cost of license revenues were $12.6 million in the year ended September 30, 2000, an increase of 1,636% over cost of license revenues of $724,000 for the year ended September 30, 1999. The increase in the cost of license revenues was primarily attributable to royalties due to third parties for integrated technology.

    MAINTENANCE AND SERVICE

    Cost of maintenance and service revenues were $34.9 million in the year ended September 30, 2000, an increase of 332% over cost of maintenance and service revenues of $8.0 million for the year ended September 30, 1999. The increase was primarily attributable to personnel costs associated with increases in the number of implementation, training and technical support personnel from our internal growth and as a result of our acquisitions and due to an increase in licensing activity during the year resulting in increased implementation, customer support and training costs.

OPERATING EXPENSES

    SALES AND MARKETING

    During the year ended September 30, 2000, sales and marketing expenses were $207.2 million, an increase of 512% over sales and marketing expenses of $33.8 million for the year ended September 30, 1999.

    The increase was primarily attributable to increased compensation for sales and marketing personnel as a result of increased sales through internal growth and acquisitions, advertising, employer payroll taxes on stock options in our foreign subsidiaries, customer advisory council meetings, an increase in our allowance for doubtful accounts, increases in management bonuses, fees paid to outside professional service providers, the expansion of our corporate headquarters and international sales offices and, to a lesser extent, related overhead. We believe these expenses will continue to increase in absolute dollar amounts in future periods as we expect to continue to expand our sales and marketing efforts.

    RESEARCH AND DEVELOPMENT

    During the year ended September 30, 2000, research and development expenses were $39.0 million, an increase of 236% over research and development expenses of $11.6 million for the year ended September 30, 1999.

    The increase was primarily attributable to increases in compensation for research and development personnel due to our internal growth and acquisitions, technology costs related to the expansion of our headquarters and to a lesser extent, related overhead. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollar amounts in future periods.

    GENERAL AND ADMINISTRATIVE

    During the year ended September 30, 2000, general and administrative expenses were $29.2 million, an increase of 268% over general and administrative expenses of $7.9 million for the year ended September 30, 1999.

    The increase was primarily attributable to an increase in compensation associated with additional employees in finance, accounting, legal, human resources and information technology personnel from our internal growth and acquisitions, an increase in fees paid to outside professional service providers, an increase in communication costs, particularly to remote offices, the implementation costs to install our financial and human resources infrastructure and to a lesser extent, related overhead. We believe general and administrative expenses will increase in absolute dollars, as we expect to add personnel to support our expanding operations, and to incur additional costs related to the growth of our business and responsibilities as a public company.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

    Our acquisitions of TradingDynamics, Tradex and SupplierMarket were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired. The aggregate amortization of goodwill and these other intangible assets was $539.4 million in fiscal 2000. There were no acquisitions in fiscal 1999 or 1998.

    In March 2000, we sold 5,142,858 shares of common stock with a fair market value of $834.4 million to an independent third party in connection with an intellectual property agreement. As part of the sale we received intellectual property and $47.5 million in cash. The intellectual property is valued at the difference between the fair market value of the stock being exchanged and the cash received, which is $786.9 million. This amount is classified within other intangible assets and is being amortized over three years based on the terms of the related intellectual property agreement. The aggregate amortization of this intellectual property agreement was $149.1 million in fiscal 2000.

    In June 2000, 1,936,000 shares of our common stock, underlying a warrant, were earned upon signing of a sales and marketing alliance agreement. A total of $56.2 million was recorded as an intangible asset for this sales and marketing alliance based on the fair market value of the warrant. This intangible asset is being amortized over the life of the agreement of five years and resulted in a $5.6 million amortization to business partner warrants expense during the year ended September 30, 2000.

    The related amortization expense for goodwill and other intangible assets totaled $694.2 million for the year ended September 30, 2000. There was no goodwill and other intangible assets during fiscal 1999 and 1998.

    We anticipate that future amortization of goodwill and other intangibles associated with fiscal 2000 acquisitions and strategic relationships will continue to be amortized on a straight-line basis over their expected useful lives ranging from three years to five years, respectively, and will amount to approximately $1.3 billion in 2001, $1.3 billion in 2002, $631.0 million in 2003, and $16.9 million thereafter until the related goodwill and other purchased intangibles are fully amortized. It is likely we may continue to expand our business through acquisitions and internal development. Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related costs.

IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with the acquisition of TradingDynamics we allocated $950,000 as in-process research and development of the $465.0 million purchase price.. The applications from the in-process technology project have been integrated into our products. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that were necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements.

    The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 25% on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from TradingDynamics. The calculation of value was then adjusted to reflect only the value creation efforts of TradingDynamics prior to the close of the acquisition. At the time of the acquisition, the product was approximately 90% complete. The majority of the costs to complete the project were incurred in fiscal 2000 and the remaining costs are not material. The resultant value of in-process technology was further reduced by the estimated value of core technology and was expensed in the period the transaction was consummated. The acquired intangible assets are being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $39.7 million during the amortization period. At September 30, 2000, cumulative amortization of goodwill and other intangible assets associated with this acquisition totaled
$111.0 million.

    In connection with the acquisition of Tradex we allocated $11.8 million as in-process research and development of the $2.3 billion purchase price. There was one project included in in-process technology for Tradex. The applications from this project have been integrated into the Company's products. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that are necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements.

    The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 22% on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from Tradex. The calculation of value was then adjusted to reflect only the value creation efforts of Tradex prior to the close of the acquisition. At the time of the acquisition, the product was approximately 33% complete with approximately $693,000 in estimated costs remaining. The majority of these costs were incurred in fiscal 2000 and the remaining costs are material. The resultant value of in-process technology was further reduced by the estimated value of core technology. The acquired in-process technology was expensed in the period the transaction was consummated. The acquired intangible assets are being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $183.3 million during the amortization period. At
September 30, 2000, cumulative amortization of goodwill and other intangibles assets associated with this acquisition totaled $415.6 million.

    In connection with the acquisition of SupplierMarket we allocated
$14.6 million as in-process research and development of the $607.1 purchase price. The applications from this project have been integrated into our products. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that are necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements.

    The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 19% on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from SupplierMarket. The calculation of value was then adjusted to reflect only the value creation efforts of SupplierMarket prior to the close of the acquisition. At the time of the acquisition, the product was approximately 53% complete with approximately $158,000 in estimated costs remaining. The majority of these costs are expected to be incurred by the end of the next fiscal quarter ending December 31, 2000. The resultant value of in-process technology was further reduced by the estimated value of core technology. The acquired in-process technology was expensed in the period the transaction was consummated. The acquired intangible assets are being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $38.3 million during the amortization period. At September 30, 2000, cumulative amortization of goodwill and other intangible assets associated with this acquisition totaled
$12.7 million.

STOCK-BASED COMPENSATION

    We recognized stock-based compensation expense associated with stock options granted to employees with an exercise price below market value on the date of grant and unvested stock options issued to employees in conjunction with the consummation of the August 2000 SupplierMarket acquisition. These amounts are included as a component of stockholders' equity and are being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation
No. 28. The amortization of stock-based compensation is presented as a separate component of operating expenses in our consolidated statement of operations. Amortization of stock-based compensation consists of the following for the year ended September 30 (in thousands):

                                                                2000       1999       1998
                                                              --------   --------   ---------
Cost of revenues............................................  $ 1,458    $    --    $      --
Sales and marketing.........................................    7,425       7653           --
Research and development....................................    3,475       2998           --
General and administrative..................................    5,693       3933           50
                                                              -------    -------    ---------
Total.......................................................  $18,051    $14,584    $      50
                                                              =======    =======    =========

    As of September 30, 2000, we had an aggregate of $9.1 million and $120.9 million of deferred stock-based compensation relating to cost of maintenance and service revenues and operating expenses, respectively, remaining to be amortized.

BUSINESS PARTNER WARRANTS

    We have issued warrants for the purchase of our common stock to certain business partners which vest based upon the achievement of certain milestones for sales of our products to third parties. During the year ended September 30, 2000, we recognized business partner warrant expenses associated with two sales and marketing alliance agreements in the aggregate amount of $29.2 million. See
Note 10 of Notes to Consolidated Financial Statements for more detailed information.

    In the quarter ended June 30, 2000, 1,936,000 shares of our common stock, underlying a warrant, were earned upon signing of a sales and marketing alliance agreement. A total of $56.2 million was recorded as an intangible asset for this sales and marketing alliance based on the fair market value of the warrant. This intangible asset is being amortized over the life of the agreement of five years and resulted in $5.6 million amortization during the year ended September 30, 2000. As of September 30, 2000, an intangible asset of
$50.6 million remains to be amortized over the next 18 quarters relating to this warrant.

    During the year ended September 30, 2000, 468,041 shares of our common stock underlying a warrant were earned upon attainment of certain milestones related to revenue targets. A total of $23.6 million in amortization expense was recorded for the year ended September 30, 2000.

OTHER INCOME, NET

    Other income, net consists of interest income, interest expense and other non-operating expenses. During the year ended September 30, 2000, other income, net was $16.3 million, an increase of 636% over other income, net of $2.2 million for the year ended September 30, 1999. This increase is primarily attributable to interest income resulting from higher average cash balances during fiscal 2000.

PROVISION FOR INCOME TAXES

    We incurred operating losses for all periods from inception through September 30, 2000. We have recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely. We recorded income tax expense of $1.9 million relating to our international subsidiaries during the year ended September 30, 2000.

    As of September 30, 2000, we had net operating loss carryforwards for federal and state tax purposes of approximately $686.0 million and $214.8 million, respectively. These federal and state carryforwards expire in various years through fiscal year 2020 and 2005. We had research credit carryforwards for federal and state tax purpose of approximately $1.5 million and $913,000, respectively. If not utilized, the federal carryforwards will expire in various years through fiscal year 2020. The state credit will carryforward indefinitely. We also had manufacturer's credit carryforwards for state tax purposes of approximately $81,000, which will expire in various years through fiscal year 2008.

    The Internal Revenue Code, and applicable state tax laws, impose substantial restrictions on our ability to utilize net operating losses and tax credit carryforwards in the event of an "ownership change," as defined in Section 382 of the Internal Revenue Code. As a result of ownership changes, our federal and state tax losses and tax credit carryover incurred through that date of change are subject to an annual limitation.

COMPARISON OF THE FISCAL YEARS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUES

    LICENSE

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

    MAINTENANCE AND SERVICE

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

    LICENSE

    Cost of license revenues were $724,000 in the year ended September 30, 1999, an increase of 339% over cost of license revenues of $165,000 for the year ended September 30, 1998. The increase in the cost of license revenues was primarily attributable to royalties due to third parties for integrated technology.

    MAINTENANCE AND SERVICE

    Cost of maintenance and service revenues were $8.1 million in the year ended September 30, 1999, an increase of 489% over cost of maintenance and service revenues of $1.4 million for the year ended September 30, 1998. Our cost of maintenance and service revenues includes salaries and related expenses for its customer support, implementation and training services organizations, costs of third parties contracted to provide consulting services to customers and an allocation of its facilities, communications and depreciation expenses. The increase was primarily attributable to personnel costs associated with increases in the number of implementation, training and technical support personnel.

OPERATING EXPENSES

    SALES AND MARKETING

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

    RESEARCH AND DEVELOPMENT

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

    GENERAL AND ADMINISTRATIVE

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

PROVISION FOR INCOME TAXES

    We incurred operating losses for all periods from inception through September 30, 1999. We have recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely. We recorded income tax expense of $98,000 relating to its international subsidiaries during the year ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    In June 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $121.2 million. Prior to the offering, we had financed our operations through private sales of preferred stock, with net proceeds of $23.2 million, and through bank loans and equipment leases.

    As of September 30, 2000, we had $280.2 million in cash, cash equivalents and short-term investments, $84.5 million in long-term investments, $32.0 million in restricted cash and $168.4 million in working capital. In the year ended September 30, 2000, we received $60.9 million in cash and cash equivalents less direct transaction costs, from the acquisitions of TradingDynamics, Tradex and

SupplierMarket. We also received $47.5 million in cash as part of a transaction from an outside party. As of September 30, 2000, we had outstanding lease liabilities of $938,000. In May 2000, our line of credit expired with no amounts outstanding under the revolving line of credit. Our capital lease obligations contain no provisions that would limit our future borrowing ability. Please see
Note 6 of Consolidated Financial Statements for more detailed information.

    Net cash provided by operating activities was $140.9 million in the year ended September 30, 2000. Net cash provided by operating activities in the year ended September 30, 2000 was primarily attributed to deferred revenue from customer payments that were not recognized as revenue, and to a lesser extent, by increases in accounts payable, accrued compensation and related liabilities. These cash flows provided by operating activities were partially offset by the net loss for the year (less non-cash expenses) and, to a lesser extent, increases in accounts receivable and prepaid expenses and other assets for the year ended September 30, 2000. Net cash used by operating activities was $20.4 million for the year ended September 30, 1999. Net cash provided by operating activities was $4.9 million for the year ended September 30, 1998. Net cash flows provided by operating activities in each period reflect increasing net losses (less non-cash expenses) and, to a lesser extent, increases in accounts receivable. Net cash flows provided by operating activities in each period are primarily attributed to deferred revenue from customer payments that were not recognized as revenue, amortization of stock-based compensation and by increases in accrued compensation, accounts payable and other accrued liabilities.

    Net cash used in investing activities was $70.8 million in the year ended September 30, 2000. Cash used in investing activities in the year ended September 30, 2000 primarily reflects purchases of property and equipment, purchases of investments and increase in restricted cash. These cash flows used in investing activities were partially offset by the cash acquired in our acquisitions of TradingDynamics, Tradex and SupplierMarket less direct transaction costs for the acquisitions. Net cash used in investing activities was $105.2 million and $6.5 million for the years ended September 30, 1999 and 1998, respectively. Cash used in investing activities primarily reflects purchases of investments for the years ended September 30, 1999 and 1998 and, to a lesser extent the purchases of property and equipment for all periods.

    Net cash provided by financing activities was $75.0 million for the year ended September 30, 2000, primarily from the proceeds of the sale of our common stock to an outside party. These cash flows provided by financing activities were partially offset by payments of capital lease obligations. Net cash provided by financing activities was $126.7 million for the year ended
September 30, 1999, consisting primarily of the net proceeds of our initial public offering of $121.2 million. Net cash provided by financing activities was $4.2 million for the year ended September 30, 1998, primarily from the net proceeds from private sales of preferred stock, as well as exercises of employee stock options, offset by payments on capital lease obligations.

    Capital expenditures, including capital leases, were $47.1 million, $8.6 million, and $2.0 million for the years ended September 30, 2000, 1999 and 1998, respectively. Our capital expenditures consisted of purchases of operating resources to manage its operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our capital expenditures will continue to increase in the future. We, currently, estimate that planned capital equipment for fiscal 2001 will be approximately $85.0 million.

    In March 2000, we entered into a new facility lease agreement. The lease term commences upon possession through twelve years. We currently expect possession to occur in the quarter ending March 31, 2001. Lease payments will be made on an escalating basis with the total future minimum lease payments amounting to $375.9 million over the lease term. We will also have to contribute a significant amount towards construction costs of the facility. This amount is currently estimated at approximately $116.0 million, but is subject to change. As part of this agreement, we are required to hold a certificate of deposit as a form of security totaling $32.0 million which is classified as restricted cash on our balance sheet. Since inception, we have generally funded capital expenditures either through the use of working capital or with capital leases. We will also need to purchase additional operating resources. We expect to fund these commitments from our existing cash and cash equivalents.

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

    We believe that our existing cash and cash equivalents and our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next year. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards,
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. To date, the Company's investments in derivative instruments has been insignificant and the Company and has not engaged in hedging activities. Accordingly, the Company has evaluated the effects of adopting SFAS No. 133 and determined that it will not have a material impact on its financial position, results of operations or cash flows. The Company adopted SFAS No. 133 in the first quarter of fiscal 2001 in accordance with SFAS No. 137, which delays the required implementation of SFAS No. 133 for one year. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". FASB 138 addresses certain issues related to the implementation of FAS 133, but does not change the basic model of FAS 133 or further delay the implementation of FAS 133.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." SAB 101 will not be effective until the Company's fourth fiscal quarter of 2001. The Company is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25. This Interpretation clarifies
(a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation became effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. As a result of the Company's adoption of this guidance in July

2000, approximately $124.6 million and $6.2 million of deferred stock-based compensation and stock-based compensation expense, respectively, were recorded in conjunction with the SupplierMarket acquisition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

    The Company develops products in the United States and markets its products in the United States, Canada, Europe, Middle East, Asia, Asia Pacific and Latin America. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As a majority of the Company's sales are currently made in U.S. dollars, a strengthening of the dollar could make the Company's products less competitive in foreign markets.

INTEREST RATE RISK

    The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified investments, consisting primarily of investment grade securities. Due to the nature of its investments, the Company believes that there is no material risk exposure. All investments in the table below are carried at market value, which approximates cost.

    The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of the Company's investment portfolio (in thousands, except for interest rates):

                                                FY 2001    FY 2002    FY 2003     FY 2004     FY 2005     TOTALS
                                                --------   --------   --------   ---------   ---------   --------
Cash equivalents..............................  $196,702   $    --     $  --     $     --    $     --    $196,702
  Average interest rate.......................      6.44%       --        --           --          --        6.44%
Investments...................................  $112,330   $44,070     9,200           --          --    $165,600
  Average interest rate.......................      6.33%     6.67%     7.17%          --          --        6.47%
                                                --------   -------     -----     ---------   ---------   --------
Total investment securities...................  $309,032   $44,070     9,200     $     --    $     --    $362,302
                                                ========   =======     =====     =========   =========   ========

------------------------

Note that these amounts exclude equity investments as described below.

OTHER INVESTMENTS

    Equity investments consist of investments in publicly traded companies for which the company does not have the ability to exercise significant influence are classified as available-for-sale and stated at fair value based on quoted market rates. Adjustments to the fair value of available-for-sale investments are recorded as a component of other comprehensive income. As of September 30, 2000 and 1999, investments in publicly traded companies totaled approximately $702,000 and $0, respectively.

    At September 30, 2000 and 1999, the Company also held approximately
$30.5 million and $0, respectively, of common stock, preferred stock and warrants of various private companies, some of which are business partners. These investments are accounted for using the cost method and are classified as long-term investments. These investments are reviewed each reporting period for impairment and, if appropriate, written down to their estimated fair value. Some of these equity securities vest upon the attainment of certain milestones primarily related to the attainment of revenue targets in connection with the use of our products. The shares underlying those milestones for which achievement is considered probable are remeasured at each subsequent reporting date until each revenue target threshold is achieved and the related underlying shares vest, at which time that tranche of the equity investment is determinable and recorded.

    The Company also exercised a warrant for common stock in a software company publicly traded in Germany with an estimated fair value of $316,000 as of September 30, 2000. The common stock is subject to significant risk based on the recent volatility of stock markets around the world. This investment is classified as a long-term investment. In October 2000, the Company sold all of its investment for proceeds of $263,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements, and the related notes thereto, of Ariba and the Report of Independent Auditors are filed as a part of this Form 10-K.

                                                                PAGE
                                                               NUMBER
                                                              --------
Independent Auditors' Report................................     53
Consolidated Balance Sheets as of September 30, 2000 and
  1999......................................................     54
Consolidated Statements of Operations and Comprehensive Loss
  for the years ended September 30, 2000, 1999 and 1998.....     55
Consolidated Statements of Stockholders' Equity for the
  years ended September 30, 2000, 1999 and 1998.............     56
Consolidated Statements of Cash Flows for the years ended
  September 30, 2000, 1999 and 1998.........................     57
Notes to Consolidated Financial Statements..................     58

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and
Stockholders of Ariba, Inc.:

    We have audited the accompanying consolidated balance sheets of Ariba, Inc. and subsidiaries (the Company) as of September 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2000. Our audits also included the related financial statement schedule listed in Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ariba, Inc. and subsidiaries at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ KPMG LLP

Mountain View, California
October 16, 2000

                          ARIBA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  195,241       $ 50,284
  Short-term investments....................................       84,974         47,868
  Restricted cash...........................................        3,500            800
  Accounts receivable, net of allowance of doubtful accounts
    of $13,791 and $20 in 2000 and 1999, respectively.......       61,892          5,157
  Prepaid expenses and other current assets.................       13,067          1,936
                                                               ----------       --------
    Total current assets....................................      358,674        106,045
  Property and equipment, net...............................       56,049          9,402
  Long-term investments.....................................       84,476         54,288
  Restricted cash...........................................       28,537             --
  Other assets..............................................        1,004            286
  Goodwill and other intangible assets, net.................    3,287,138             --
                                                               ----------       --------
    Total assets............................................   $3,815,878       $170,021
                                                               ==========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   11,235       $  3,846
  Accrued compensation and related liabilities..............       54,439          6,959
  Other accrued liabilities.................................       51,372          4,834
  Deferred revenue..........................................      101,245         30,733
  Current portion of capital leases.........................          536            685
                                                               ----------       --------
    Total current liabilities...............................      218,827         47,057
Deferred revenue............................................       98,457             --
Capital leases, net of current portion......................          402            781
                                                               ----------       --------
    Total liabilities.......................................      317,686         47,838
                                                               ----------       --------
Commitments
Stockholders' equity:
  Convertible preferred stock, $.002 par
    value; 20,000,000 shares authorized; no
    shares issued and outstanding as
    of September 30, 2000 and 1999, respectively............           --             --
  Common stock, $.002 par value; 600,000,000 shares
    authorized; 247,816,682 and 181,756,264 shares
    issued and outstanding as of September 30, 2000
    and 1999, respectively..................................          495            364
  Additional paid-in capital................................    4,466,325        191,150
  Deferred stock-based compensation.........................     (130,003)       (24,178)
  Accumulated other comprehensive loss......................         (918)          (221)
  Accumulated deficit.......................................     (837,707)       (44,932)
                                                               ----------       --------
    Total stockholders' equity..............................    3,498,192        122,183
                                                               ----------       --------
      Total liabilities and stockholders' equity............   $3,815,878       $170,021
                                                               ==========       ========

          See accompanying notes to consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
Revenues:
  License...................................................  $ 198,790   $ 26,768   $  6,040
  Maintenance and service...................................     80,249     18,604      2,323
                                                              ---------   --------   --------
    Total revenues..........................................    279,039     45,372      8,363
Cost of revenues:
  License...................................................     12,572        724        165
  Maintenance and service (exclusive of
    stock-based compensation expense of
    $1,458, $1,084 and $48 for the years ended
    September 30, 2000, 1999 and 1998, respectively)........     34,947      8,089      1,373
                                                              ---------   --------   --------
    Total cost of revenues..................................     47,519      8,813      1,538
                                                              ---------   --------   --------
  Gross profit..............................................    231,520     36,559      6,825
                                                              ---------   --------   --------
Operating expenses:
  Sales and marketing (exclusive of stock-based
    compensation expense of $7,425, $6,569 and
    $535 for the years ended September 30, 2000, 1999 and
    1998, respectively and exclusive of $29,251 of
    business partner warrant expense for the
    year ended September 30, 2000)..........................    207,234     33,859     10,311
  Research and development (exclusive of stock-based
    compensation expense of $3,475, $2,998 and $178 for the
    years ended September 30, 2000, 1999 and
    1998, respectively).....................................     39,017     11,620      4,499
  General and administrative (exclusive of stock-based
    compensation expense of $5,693, $3,933 and $195 for the
    years ended September 30, 2000, 1999
    and 1998, respectively).................................     29,172      7,917      2,580
  Amortization of goodwill and other intangible assets......    688,588         --         --
  In-process research and development.......................     27,350         --         --
  Business partner warrants.................................     29,251         --         --
  Amortization of stock-based compensation..................     18,051     14,584        956
                                                              ---------   --------   --------
    Total operating expenses................................  1,038,663     67,980     18,346
                                                              ---------   --------   --------
  Loss from operations......................................   (807,143)   (31,421)   (11,521)
Other income, net...........................................     16,331      2,219        568
                                                              ---------   --------   --------
  Net loss before taxes.....................................   (790,812)   (29,202)   (10,953)
Provision for income taxes..................................      1,963         98         --
                                                              ---------   --------   --------
Net loss....................................................  $(792,775)  $(29,300)  $(10,953)
                                                              =========   ========   ========
Other comprehensive loss:
  Unrealized gain (loss) on investments.....................       (523)      (283)        61
  Foreign currency translation adjustment...................       (174)         1         --
                                                              ---------   --------   --------
Other comprehensive income (loss)...........................       (697)      (282)        61
                                                              ---------   --------   --------
Comprehensive loss..........................................  $(793,472)  $(29,582)  $(10,892)
                                                              =========   ========   ========
Net loss per share--basic and diluted.......................  $   (4.10)  $  (0.42)  $  (0.48)
                                                              =========   ========   ========
Weighted average shares used in computing basic and diluted
  net loss per share........................................    193,417     70,064     23,048
                                                              =========   ========   ========

          See accompanying notes to consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                          CONVERTIBLE
                                        PREFERRED STOCK            COMMON STOCK        ADDITIONAL     DEFERRED       ACCUMULATED
                                     ----------------------   ----------------------    PAID-IN      STOCK-BASED    COMPREHENSIVE
                                       SHARES      AMOUNT       SHARES       AMOUNT     CAPITAL     COMPENSATION    INCOME (LOSS)
                                     ----------   ---------   -----------   --------   ----------   -------------   --------------
Balances at September 30, 1997.....   4,127,900   $      8     72,909,600     $145     $  19,193      $    (150)        $  --
Issuance of Series B convertible
  preferred stock, net.............     144,000         --             --       --         1,798             --            --
Issuance of Series BB convertible
  preferred stock, net.............     189,394          1             --       --         2,493             --            --
Exercise of stock options..........          --         --      4,438,560        7           494             --            --
Repurchase of common stock.........          --         --       (980,000)      --           (12)            --            --
Deferred stock-based
  compensation.....................          --         --             --       --         3,541         (3,541)           --
Amortization of stock-based
  compensation.....................          --         --             --       --            --            956            --
Issuance of warrants for common
  stock............................          --         --             --       --           504             --            --
Issuance of warrants for preferred
  stock............................          --         --             --       --            93             --            --
Unrealized investment income.......          --         --             --       --            --             --            61
Net loss...........................          --         --             --       --            --             --            --
                                     ----------   ---------   -----------     ----     ----------     ---------         -----
Balances at September 30, 1998.....   4,461,294   $      9     76,368,160     $152     $  28,104      $  (2,735)        $  61
Exercise of stock options..........          --         --     13,765,792       28         5,948             --            --
Repurchase of common stock.........          --         --     (4,798,580)      (8)           (4)            --            --
Deferred stock-based
  compensation.....................          --         --             --       --        36,027        (36,027)           --
Amortization of stock-based
  compensation.....................          --         --             --       --            --         14,584            --
Conversion of preferred stock......  (4,461,294)        (9)    71,380,704      142          (133)            --            --
Issuance of Common Stock...........          --         --     23,028,800       46       121,212             --            --
Exercise of common stock
  warrants.........................          --         --      2,011,388        4            (4)            --            --
Unrealized investment loss.........          --         --             --       --            --             --          (283)
Foreign currency translation
  adjustment.......................          --         --             --       --            --             --             1
Net loss...........................          --         --             --       --            --             --            --
                                     ----------   ---------   -----------     ----     ----------     ---------         -----
Balances at September 30, 1999.....          --   $     --    181,756,264     $364     $ 191,150      $ (24,178)        $(221)
Exercise of stock options..........          --         --     12,715,386       25        19,240             --            --
Issuance of common stock...........          --         --      6,657,881       13       843,504             --            --
Repurchase of common stock.........          --         --       (160,950)      --           (77)            --            --
Deferred stock-based
  compensation.....................          --         --             --       --          (744)           744            --
Deferred business partner
  warrant..........................          --         --             --       --        79,850             --            --
Amortization of stock-based
  compensation.....................          --         --             --       --            --         18,051            --
Issuance of common stock related to
  acquisitions.....................          --         --     46,583,322       92     3,333,403             --            --
Deferred stock-based compensation
  related to acquisition...........          --         --             --       --            --       (124,620)           --
Exercise of warrants for common
  stock............................          --         --        264,779        1            (1)            --            --
Unrealized investment loss.........          --         --             --       --            --             --          (523)
Foreign currency translation
  adjustment.......................          --         --             --       --            --             --          (174)
Net loss...........................          --         --             --       --            --             --            --
                                     ----------   ---------   -----------     ----     ----------     ---------         -----
Balances at September 30, 2000.....          --   $     --    247,816,682     $495     $4,466,325     $(130,003)        $(918)
                                     ==========   =========   ===========     ====     ==========     =========         =====


                                                        TOTAL
                                     ACCUMULATED    STOCKHOLDERS'
                                       DEFICIT         EQUITY
                                     ------------   -------------
Balances at September 30, 1997.....   $  (4,679)     $   14,517
Issuance of Series B convertible
  preferred stock, net.............          --           1,798
Issuance of Series BB convertible
  preferred stock, net.............          --           2,494
Exercise of stock options..........          --             501
Repurchase of common stock.........          --             (12)
Deferred stock-based
  compensation.....................          --              --
Amortization of stock-based
  compensation.....................          --             956
Issuance of warrants for common
  stock............................          --             504
Issuance of warrants for preferred
  stock............................          --              93
Unrealized investment income.......          --              61
Net loss...........................     (10,953)        (10,953)
                                      ---------      ----------
Balances at September 30, 1998.....   $ (15,632)     $    9,959
Exercise of stock options..........          --           5,976
Repurchase of common stock.........          --             (12)
Deferred stock-based
  compensation.....................          --              --
Amortization of stock-based
  compensation.....................          --          14,584
Conversion of preferred stock......          --              --
Issuance of Common Stock...........          --         121,258
Exercise of common stock
  warrants.........................          --              --
Unrealized investment loss.........          --            (283)
Foreign currency translation
  adjustment.......................          --               1
Net loss...........................     (29,300)        (29,300)
                                      ---------      ----------
Balances at September 30, 1999.....   $ (44,932)     $  122,183
Exercise of stock options..........          --          19,265
Issuance of common stock...........          --         843,517
Repurchase of common stock.........          --             (77)
Deferred stock-based
  compensation.....................          --              --
Deferred business partner
  warrant..........................          --          79,850
Amortization of stock-based
  compensation.....................          --          18,051
Issuance of common stock related to
  acquisitions.....................          --       3,333,495
Deferred stock-based compensation
  related to acquisition...........          --        (124,620)
Exercise of warrants for common
  stock............................          --              --
Unrealized investment loss.........          --            (523)
Foreign currency translation
  adjustment.......................          --            (174)
Net loss...........................    (792,775)       (792,775)
                                      ---------      ----------
Balances at September 30, 2000.....   $(837,707)     $3,498,192
                                      =========      ==========

          See accompanying notes to consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                        YEARS ENDED
                                                                       SEPTEMBER 30,
                                                              --------------------------------
                                                                 2000        1999       1998
                                                              ----------   --------   --------
OPERATING ACTIVITIES:
  Net loss..................................................  $ (792,775)  $(29,300)  $(10,953)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Provisions for doubtful accounts..........................      14,200         20         --
  Depreciation and amortization.............................     696,283      1,417        644
  Amortization of stock-based compensation..................      18,051     14,584        956
  In-process research and development.......................      27,350         --         --
  Non-cash warrant expense..................................      29,278         27        521
  Non-cash investments revenue..............................        (563)        --         --
  Loss on disposition of property and equipment.............          --         --          4
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     (61,092)    (3,048)    (1,907)
    Prepaid expenses and other assets.......................     (11,574)    (1,756)      (171)
    Accounts payable........................................       6,321      2,884         66
    Accrued compensation and related liabilities............      42,965      5,255      1,589
    Other accrued liabilities...............................      25,751      3,570        704
    Deferred revenue........................................     146,739     26,795      3,606
                                                              ----------   --------   --------
  Net cash provided by (used in) operating activities.......     140,934     20,448     (4,941)
                                                              ----------   --------   --------
INVESTING ACTIVITIES:
  Purchases of property and equipment, net of
    acquisitions............................................     (47,186)    (7,581)      (896)
  Proceeds from the sales of investments....................          --     10,069         --
  Purchase of investments...................................     (53,276)  (106,880)    (5,566)
  Cash acquired from acquisitions...........................     104,480         --         --
  Direct merger costs.......................................     (43,566)        --         --
  Increase in restricted cash...............................     (31,237)      (800)        --
                                                              ----------   --------   --------
  Net cash used in investing activities.....................     (70,785)  (105,192)    (6,462)
                                                              ----------   --------   --------
FINANCING ACTIVITIES:
  Principal payments on lease obligations...................        (794)      (499)      (544)
  Proceeds from issuance of convertible preferred stock,
    net.....................................................          --         --      4,292
  Proceeds from issuance of common stock....................      75,853    127,234        501
  Repurchase of common stock................................         (77)       (12)       (12)
                                                              ----------   --------   --------
  Net cash provided by financing activities.................      74,982    126,723      4,237
                                                              ----------   --------   --------
Net increase (decrease) in cash and cash equivalents........     145,131     41,979     (7,166)
Effect of exchange rates on cash and cash equivalents.......        (174)        --         --
Cash and cash equivalents at beginning of year..............      50,284      8,305     15,471
                                                              ----------   --------   --------
Cash and cash equivalents at end of year....................     195,241   $ 50,284   $  8,305
                                                              ==========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during year for interest........................  $      194   $    100   $    120
                                                              ==========   ========   ========
  Non-cash investing and financing activities:
    Assets recorded under capital leases....................  $       --   $  1,021   $  1,108
    Warrants issued for financing commitments...............  $       --   $     --   $     93
    Common stock and options issued for acquisitions, net of
     cash acquired..........................................  $3,229,015   $     --   $     --
    Common stock issued for intellectual property, net of
     cash acquired..........................................  $  786,929   $     --   $     --

          See accompanying notes to consolidated financial statements

                           ARIBA INC. AND SUBSIDIARES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Ariba, Inc., along with its subsidiaries (collectively referred to herein as the "Company"), provides software, network access and commerce services designed to enable corporations to electronically automate and optimize business with their buyers and suppliers. The Company was founded in September 1996 and from that date through March 1997 was in the development stage, conducting research and developing its initial products. In March 1997, the Company began selling its products and related services and currently markets them in the United States, Canada, Europe, Latin America, Asia and Asia Pacific primarily through its direct sales force and indirect sales channels.

ACQUISITIONS

    To date, business combinations have been accounted for under the purchase method of accounting. The Company includes the results of operations of the acquired business from the acquisition date. Net assets of the companies acquired are recorded at their fair value at the acquisition date. The excess of the purchase price over the fair value of net assets acquired is included in goodwill and other purchased intangibles in the accompanying consolidated balance sheet. Amounts allocated to in-process research and development are expensed in the period in which the acquisition is consummated.

BASIS OF PRESENTATION

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

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

    The Company considers all highly liquid investments with original maturity dates of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents consist of money market funds, commercial paper, government/federal notes and bonds, certificates of deposit, and auction rate preferred stock. Restricted cash comprises amounts held in deposits that are required as collateral for a new facilities operating lease agreement.

INVESTMENTS

    The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred. The Company uses

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the cost method to account for certain equity securities in which it has a minority interest and does not exercise significant influence. The Company periodically reviews these investments for other-than-temporary impairment.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

    The carrying value of the Company's financial instruments, including cash and cash equivalents, investments, accounts receivable and long-term debt approximates fair market value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. Management believes the financial risks associated with these financial instruments are minimal. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company's customer base consists of businesses in North America, Europe, Middle East, Asia, and Latin America. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential credit losses; historically, such losses have been within management's expectations.

    Significant customer information is as follows:

                                                                                             % OF ACCOUNTS
                                                         % OF TOTAL REVENUES                   RECEIVABLE
                                                    ------------------------------   ------------------------------
                                                      2000       1999       1998       2000       1999       1998
                                                    --------   --------   --------   --------   --------   --------
Customer A........................................       --         --         21%        --         --          --
Customer B........................................       --         --         18%        --         --          15%
Customer C........................................       --         --         13%        --         --          --
Customer D........................................       --         --         13%        --         --          52%
Customer E........................................       --         --         11%        --         --          --
Customer F........................................       --         12%        --         --         --          --
Customer G........................................       --         --         --         --         11%         --
Customer H........................................       --         --         --         --         12%         --
Customer I........................................       --         --         --         12%        --          --

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally two to five years, or the lease term, if applicable. Gains and losses on disposals are included in income at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and betterments are capitalized, while expenditures for maintenance and repairs are charged against earnings as incurred.

INTERNALLY DEVELOPED SOFTWARE

    During fiscal 2000, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs for the development of internal use software should be capitalized, including the costs of coding,

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) software configuration, upgrades and enhancements. Approximately, $4.8 million of internal use software was capitalized for the year ended September 30, 2000. There were no amounts capitalized in fiscal 1999 and 1998.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Identifiable intangible assets primarily include intellectual property, business partner agreements, assembled workforce, covenants not-to-compete, trademarks, and core technology. The Company uses modeling techniques on new acquisitions and long-range business plans, revised annually, to assess whether a revision of the existing estimated useful lives of intangible assets is necessary. The Company regularly performs reviews to determine if the carrying value of the goodwill and other intangible assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. Goodwill and other intangible assets are stated net of accumulated amortization and are amortized on a straight-line basis over their expected useful lives of three years.

VALUATION OF LONG-LIVED ASSETS

    In accordance with Statement of Financial Accounting Standards ("SFAS")
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically evaluates the carrying value of long-lived assets and certain identifiable intangibles for impairment, when events and circumstances indicate that the book value of an asset may not be recoverable. An impairment loss is recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Since
September 17, 1996 (inception) through September 30, 2000, no impairment losses have been identified.

REVENUE RECOGNITION

    SOP 97-2 SOFTWARE REVENUE RECOGNITION, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on the evidence that is specified to the vendor. License revenue allocated to software products generally is recognized upon delivery of the products or deferred and recognized in future periods to the extent that an arrangement includes one or more elements to be delivered at a future date and for which fair values have not been established. Revenue allocated to maintenance is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue from hosted software agreements are recognized ratably over the term of the hosting arrangements.

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    If the Company provides other services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized using the percentage of completion method in accordance with the provisions of SOP 81-1, ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION TYPE AND CERTAIN PRODUCTION TYPE CONTRACTS. Such contracts typically consist of implementation management services and are generally on a time and materials basis with a few fixed fee contracts entered into in fiscal 1998 and 1997. The contracts are not subject to renegotiation and range from 5 to 24 months in duration. Revenues and costs are recognized based on the labor hours incurred to date compared to total estimated labor hours for the contract. Contract costs include all direct material, direct labor and indirect costs related to contract performance. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates. Commencing in fiscal year 2000, third party consultants have managed implementation of the Company's products for its customers.

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

RESEARCH AND DEVELOPMENT

    In accordance with Statement of Financial Accounting Standards, or SFAS
No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the Company's software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, no development costs have been capitalized.

ADVERTISING EXPENSE

    Advertising costs are expensed as incurred and totaled $7.6 million, $129,000 and $0 during the years ended September 30, 2000, 1999 and 1998, respectively.

STOCK BASED COMPENSATION

    The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense on fixed stock options is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18,

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
"Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

EQUITY INSTRUMENTS RECEIVED IN CONJUNCTION WITH LICENSING TRANSACTIONS

    Fully vested equity instruments received in conjunction with licensing transactions are recorded at their estimated fair market value and included in the measurement of the related license revenue. Equity instruments for which vesting is contingent upon future events are recorded at their estimated fair value and included to license revenue at the earlier of (a) the date at which a performance commitment is reached or (b), absent a performance commitment, when vesting occurs.

INCOME TAXES

    Income taxes are computed using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

NET LOSS PER SHARE

    Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders' for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase and in escrow related to acquisitions. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares comprise restricted common stock, shares held in escrow, and incremental common shares issuable upon the exercise of stock options and warrants.

COMPREHENSIVE INCOME

    The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Tax effects of comprehensive income or loss are not considered material for any period.

FOREIGN CURRENCY TRANSLATION

    The Company translates the assets and liabilities of international non-U.S. functional currency subsidiaries into dollars at the current rates of exchange in effect during each period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from translation adjustments are included in stockholders' equity in the consolidated balance sheet

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) caption "Accumulated other comprehensive loss." Currency transaction gains or losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to the Company's operating results in any period. The effect of foreign currency rate changes on cash and cash equivalents has not been significant in any period.

SEGMENT AND GEOGRAPHIC INFORMATION

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS No. 131, the Company has determined that it does not have separately reportable operating segments. The Company operates in one principal business segment across domestic and international markets. Substantially all of the Company's operating results and identifiable assets are in the United States.

RECLASSIFICATIONS

    Certain reclassifications, none of which affected net income, have been made to prior year amounts to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards,
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. To date, the Company's investments in derivative instruments has been insignificant and the Company and has not engaged in hedging activities. Accordingly, the Company has evaluated the effects of adopting SFAS No. 133 and determined that it will not have a material impact on its financial position, results of operations or cash flows. The Company adopted SFAS No. 133 in the first quarter of fiscal 2001 in accordance with SFAS No. 137, which delays the required implementation of SFAS No. 133 for one year. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". FASB 138 addresses certain issues related to the implementation of FAS 133, but does not change the basic model of FAS 133 or further delay the implementation of FAS 133.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." SAB 101 as amended is not required to be implemented until the Company's fourth fiscal quarter of 2001. The Company is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations.

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25. This Interpretation clarifies
(a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation became effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. As a result of the Company's adoption of this guidance in July 2000, the Company recorded approximately
$124.6 million and $6.2 million of deferred stock-based compensation and stock-based compensation expense, respectively, in conjunction with the SupplierMarket acquisition. Had the Company not adopted this standard an equivalent amount would have been recorded as additional goodwill of which approximately $3.5 million would have been amortized to expense in the current year.

NOTE 2--ACQUISITIONS

TRADINGDYNAMICS, INC.

    On January 20, 2000, the Company acquired TradingDynamics, Inc., ("TradingDynamics"), which provided business-to-business Internet trading applications, including business-to-business auction, request for quote, reverse auction, and bid/ask-style exchange mechanisms. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since January 20, 2000, TradingDynamics results of operations have been included in the Company's Consolidated Statements of Operations. The fair value of the intangible assets was determined based upon a valuation using a combination of methods, including a cost approach for the assembled workforce, an income approach for the covenants not-to-compete and an income approach for the core technology.

    The purchase price of approximately $465.0 million consisted of an exchange of 7,274,656 shares of the Company's common stock with a fair value of $371.9 million, assumed stock options with a fair value of $91.7 million, and other acquisition related expenses of approximately $1.4 million consisting primarily of payments for financial advisor and other professional fees. Of the total purchase price, $224,000 was allocated to property and equipment, $13.4 million was allocated to net liabilities acquired, excluding property and equipment, and the remainder was allocated to intangible assets, including in-process technology ($950,000), core technology ($4.4 million), covenants not-to-compete ($1.3 million), assembled workforce ($1.1 million) and goodwill ($470.5 million). The applications from the in-process technology project have been integrated into our products. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that were necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements.

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 2--ACQUISITIONS (CONTINUED)
    The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 25% on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from TradingDynamics. The calculation of value was then adjusted to reflect only the value creation efforts of TradingDynamics prior to the close of the acquisition. At the time of the acquisition, the product was approximately 90% complete. The majority of the costs to complete the project were incurred in fiscal 2000 and the remaining costs are not material. The resultant value of in-process technology was further reduced by the estimated value of core technology and was expensed in the period the transaction was consummated. The acquired intangible assets are being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $39.7 million during the amortization period. At September 30, 2000, cumulative amortization of goodwill and other intangible assets associated with this acquisition totaled
$111.0 million.

    The following is a summary of the allocation of the purchase price in the acquisition of TradingDynamics (in thousands):

Property and equipment......................................  $    224
Net liabilities acquired, excluding property and
  equipment.................................................   (13,447)
Identifiable intangible assets..............................     6,800
In-process research and development.........................       950
Goodwill....................................................   470,537
                                                              --------
  Total.....................................................  $465,064
                                                              ========

TRADEX TECHNOLOGIES, INC.

    On March 8, 2000, the Company acquired Tradex Technologies, Inc., ("Tradex") which provided solutions for net markets. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since March 8, 2000, the results of operations of Tradex have been included in the Company's Consolidated Statements of Operations. The fair value of the intangible assets was determined based upon a valuation using a combination of methods, including an income approach for the core technology, an income approach for the trademarks and a cost approach for the assembled workforce.

    The purchase price of approximately $2.3 billion consisted of an exchange of 34,059,336 shares of the Company's common stock with a fair value of $2.1 billion, assumed stock options with a fair value of approximately
$207.5 million, and other acquisition related expenses of approximately
$28.8 million consisting primarily of payments for financial advisor and other professional fees. Of the total purchase price, $3.5 million was allocated to property and equipment, $75.6 million was allocated to net assets acquired, excluding property and equipment, and the remainder was allocated to intangible assets, including in-process technology ($11.8 million), core technology
($7.9 million), trademarks ($2.0 million), assembled workforce ($5.4 million) and goodwill ($2.2 billion). There was one project

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 2--ACQUISITIONS (CONTINUED)
included in in-process technology for Tradex. The applications from this project have been integrated into the Company's products. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that are necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements.

    The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 22% on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from Tradex. The calculation of value was then adjusted to reflect only the value creation efforts of Tradex prior to the close of the acquisition. At the time of the acquisition, the product was approximately 33% complete with approximately $693,000 in estimated costs remaining. The majority of these costs were incurred in fiscal 2000 and the remaining costs are not material. The resultant value of in-process technology was further reduced by the estimated value of core technology. The acquired in-process technology was expensed in the period the transaction was consummated. The acquired intangible assets are being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $183.3 million during the amortization period. At
September 30, 2000, cumulative amortization of goodwill and other intangibles assets associated with this acquisition totaled $415.6 million.

    The following is a summary of the allocation of the purchase price in the acquisition of Tradex (in thousands):

Property and equipment......................................  $    3,502
Net assets acquired, excluding property and equipment.......      75,679
Identifiable intangible assets..............................      15,300
In-process research and development.........................      11,800
Goodwill....................................................   2,185,000
                                                              ----------
  Total.....................................................  $2,291,281
                                                              ==========

SUPPLIERMARKET.COM

    On August 28, 2000, the Company acquired SupplierMarket.com, ("SupplierMarket"), a leading provider of online collaborative sourcing technologies that allows buyers and suppliers of direct and indirect materials to locate new trading partners, negotiate purchases and collaborate on the Internet. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since August 28, 2000, the results of operations of SupplierMarket have been included in the Company's Consolidated Statements of Operations. The fair value of the intangible assets was determined based upon a valuation using a combination of methods, including an income approach for the in-process and core technology, and a cost approach for the value of the assembled workforce.

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 2--ACQUISITIONS (CONTINUED)
    The total purchase price of approximately $607.1 million consisted of an exchange of 5,249,330 shares of the Company's common stock with a fair value of $478.7 million, assumed stock options with a fair value of approximately
$108.4 million and other acquisition related expenses of approximately
$20.0 million consisting primarily of payments for financial advisor and other professional fees. Of the total purchase price, $3.1 million was allocated to property and equipment, $4.2 million was allocated to net assets acquired, excluding property and equipment, $124.6 million to deferred compensation and the remainder was allocated to intangible assets, including in-process technology ($14.6 million), core technology ($7.9 million), assembled workforce ($6.5 million) and goodwill ($446.1million). There was one project included in in-process technology for SupplierMarket. The applications from this project have been integrated into our products. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that are necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements.

    The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 19% on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from SupplierMarket. The calculation of value was then adjusted to reflect only the value creation efforts of SupplierMarket prior to the close of the acquisition. At the time of the acquisition, the product was approximately 53% complete with approximately $158,000 in estimated costs remaining. The majority of these costs are expected to be incurred by the end of the next fiscal quarter ending December 31, 2000. The resultant value of in-process technology was further reduced by the estimated value of core technology. The acquired in-process technology was expensed in the period the transaction was consummated. The acquired intangible assets are being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $38.3 million during the amortization period. At September 30, 2000, cumulative amortization of goodwill and other intangible assets associated with this acquisition totaled
$12.7 million. The Company recognized stock-based compensation expense associated with unvested stock options issued to employees in conjunction with the acquisition. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. Amortization of stock-based compensation associated with this acquisition totaled $6.2 million for the year ended September 30, 2000.

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 2--ACQUISITIONS (CONTINUED)
    The following is a summary of the allocation of the purchase price in the acquisition of SupplierMarket (in thousands):

Property and equipment......................................  $  3,165
Net assets acquired, excluding property and equipment.......     4,228
Deferred compensation.......................................   124,620
Identifiable intangible assets..............................    14,400
In-process research and development.........................    14,600
Goodwill....................................................   446,158
                                                              --------
  Total.....................................................  $607,171
                                                              ========

PRO FORMA RESULTS (UNAUDITED)

    The following unaudited pro forma summary presents the Company's consolidated results of operations for the year ended September 30, 2000 and 1999 as if the preceding three acquisitions had been consummated at the beginning of the earliest period. The pro forma consolidated results of operations include certain pro forma adjustments, including amortization of goodwill and other intangible assets, amortization of deferred compensation and the elimination of the charge for acquired in process research and development and the preferred stock dividend payable for the Tradex acquisition.

    Pro forma results for the years ended September 30, are as follows (in thousands, except per share amounts):

                                                                2000          1999
                                                             -----------   -----------
Revenues...................................................  $   290,972   $    50,621
Net loss...................................................   (1,390,223)   (1,163,090)
Net loss per share basic and diluted.......................  $     (5.79)  $    (10.40)

    The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisitions taken place at the beginning of the periods presented.

NOTE 3--ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following as of September 30 (in thousands):

                                                                2000       1999
                                                              --------   --------
Accounts receivable.........................................  $75,683     $5,177
Allowance for doubtful accounts.............................  (13,791)       (20)
                                                              -------     ------
  Accounts receivable, net..................................  $61,892     $5,157
                                                              =======     ======

    Bad debt expense was $14.2 million, $0, and $0 in 2000, 1999 and 1998, respectively.

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 4--INVESTMENTS

    The following is a summary of available for sale securities (in thousands):

                                                                     SEPTEMBER 30, 2000
                                                      ------------------------------------------------
                                                                    GROSS        GROSS
                                                      AMORTIZED   UNREALIZED   UNREALIZED
                                                        COST        GRAINS       LOSSES     FAIR VALUE
                                                      ---------   ----------   ----------   ----------
Money market funds..................................  $185,055       $ --        $    --     $185,055
Certificate of deposit..............................     3,003         --             --        3,003
Commercial paper....................................     9,770         --             --        9,770
Government notes and bonds..........................    54,156        122           (137)      54,141
Corporate notes/bonds...............................    66,600        121           (153)      66,568
Auction rate preferred stock........................    11,690         --            (28)      11,662
Equity investments..................................     1,371        316           (985)         702
                                                      --------       ----        -------     --------
                                                      $331,645       $559        $(1,303)    $330,901
                                                      ========       ====        =======     ========
Included in cash and cash equivalents...............  $191,932       $ 17        $    --     $191,949
Included in short-term investments..................    85,078         33           (137)      84,974
Included in long-term investments...................    54,635        509         (1,166)      53,979
                                                      --------       ----        -------     --------
                                                      $331,645       $559        $(1,303)    $330,901
                                                      ========       ====        =======     ========

                                                                     SEPTEMBER 30, 1999
                                                      ------------------------------------------------
                                                                    GROSS        GROSS
                                                      AMORTIZED   UNREALIZED   UNREALIZED
                                                        COST        GRAINS       LOSSES     FAIR VALUE
                                                      ---------   ----------   ----------   ----------
Money market funds..................................  $ 35,601       $ --        $    --     $ 35,601
Certificate of deposit..............................     1,031         --             --        1,031
Commercial paper....................................     8,995         --             --        8,995
Government notes and bonds..........................    40,953         --            (79)      40,874
Corporate notes/bonds...............................    63,385         --           (143)      63,242
Auction rate preferred stock........................     2,000         --             --        2,000
                                                      --------       ----        -------     --------
                                                      $151,965       $ --        $  (222)    $151,743
                                                      ========       ====        =======     ========
Included in cash and cash equivalents...............  $ 49,588       $ --        $    (1)    $ 49,587
Included in short-term investments..................    47,938         --            (70)      47,868
Included in long-term investments...................    54,439         --           (151)      54,288
                                                      --------       ----        -------     --------
                                                      $151,965       $ --        $  (222)    $151,743
                                                      ========       ====        =======     ========

    The following is a summary of contractual maturities of the Company's available for sale securities, excluding equity investments (in thousands):

                                                             SEPTEMBER 30,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Due in one year or less.................................  $ 84,974   $ 47,868
Due after one year through 2 years......................    43,957     27,564
Due after 2 years through 3 years.......................     9,319     26,724
                                                          --------   --------
                                                          $138,250   $102,156
                                                          --------   --------

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 4--INVESTMENTS (CONTINUED)
    Equity investments consist of investments in publicly traded companies for which the company does not have the ability to exercise significant influence are classified as available-for-sale and stated at fair value based on quoted market rates. Adjustments to the fair value of available-for-sale investments are recorded as a component of other comprehensive income.

    At September 30, 2000 and 1999, the Company also held approximately
$30.5 million and $0, respectively, of common stock, preferred stock and warrants of various private companies, some of which are business partners. These investments are accounted for using the cost method and are classified as long-term investments. These investments are reviewed each reporting period for impairment and, if appropriate, written down to their estimated fair value. Some of the equity securities vest upon the attainment of certain milestones primarily related to revenue targets for the Company. The shares underlying those milestones for which achievement is considered probable are remeasured at each subsequent reporting date until each revenue target threshold is achieved and the related underlying shares vest, at which time that tranche of the equity investment is determinable and recorded.

NOTE 5--PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following as of September 30 (in thousands):

                                                              2000       1999
                                                            --------   --------
Computer equipment and purchased software.................  $26,250    $ 5,341
Office equipment..........................................    4,233        509
Furniture and fixtures....................................    3,825        922
Leasehold improvements....................................   31,609      4,803
                                                             65,917     11,575
                                                            -------    -------
Less accumulated depreciation and amortization............   (9,868)    (2,173)
                                                            -------    -------
                                                            $56,049    $ 9,402
                                                            =======    =======

    During the year ended September 30, 2000, the Company revised the estimated useful lives of software and leasehold improvements from three years to two years and three years to five years, respectively. Software and leasehold improvements will continue to be amortized on a straight line basis. The effect of this change resulted in an increase in the current year depreciation expense of approximately $140,000.

    Certain computer equipment, software and office equipment are recorded under capital leases that aggregated $1.3 million and $2.1 million as of September 30, 2000 and 1999, respectively. Accumulated amortization on the assets recorded under capital leases aggregated $956,000 and $792,000 as of September 30, 2000 and 1999, respectively.

    Depreciation and amortization expense of property and equipment totaled $7.7 million, $1.4 million and $644,000 for the periods ended September 30, 2000, 1999 and 1998, respectively.

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 6--GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets consisted of the following as of September 30, 2000 (in thousands):

Goodwill....................................................  $3,101,697
Assembled workforce.........................................      13,000
Covenants not-to-compete....................................       1,300
Trademarks..................................................       2,000
Core technology.............................................      20,200
Intellectual property agreement.............................     786,929
Business partner agreement..................................      56,221
                                                              ----------
                                                               3,981,347
Less: accumulated amortization..............................     694,209
                                                              ----------
Goodwill and other intangible assets, net...................  $3,287,138
                                                              ==========

    In March 2000, the Company sold 5,142,858 shares of common stock with a fair market value of $834.4 million to an independent third party in connection with an intellectual property agreement. As part of the sale the Company received intellectual property and $47.5 million in cash. The intellectual property is valued at the difference between the fair market value of the stock being exchanged and the cash received, which is $786.9 million. This amount is classified within other intangible assets and is being amortized over three years based on the terms of the related intellectual property agreement.

    During the year ended September 30, 2000, 468,041 shares of our common stock underlying a warrant were earned upon attainment of certain milestones related to revenue targets. A total of $23.6 million in amortization expense was recorded for the year ended September 30, 2000.

    In June 2000, 1,936,000 shares of the Company's common stock, underlying a warrant to a business partner, were earned upon signing of an sales and marketing agreement. The alliance was undertaken to broaden and accelerate adoption of the Company's marketplace products. A total of $56.2 million was recorded as an intangible asset for this sales and marketing alliance based on the fair market value of the warrant. This intangible asset is being amortized over the life of the agreement of five years and resulted in $5.6 million amortization during the year ended September 30, 2000. As of September 30, 2000, an intangible asset of $50.6 million remains to be amortized over the next 18 quarters relating to this warrant.

    The related amortization expense for goodwill and other intangible assets totaled $694.2 million for the year ended September 30, 2000. This amount includes $5.6 million in amortization of business partner warrants which are included as a business partner warrant expense. There was no goodwill and other intangible assets during 1999 and 1998.

NOTE 7--INCOME TAXES

    The Company has provided a valuation allowance due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets. The net increase (decrease) in the total valuation allowance for the years ended September 30, 2000 and 1999, was approximately $330.4 million and $6.3 million, respectively. Included in the valuation allowance is a tax benefit

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 7--INCOME TAXES (CONTINUED)
attributable to noncompensatory stock options of $247.4 million which when realized will be a credit to additional paid in capital.

    As of September 30, 2000, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $686.0 million and $214.8 million, respectively. These federal and state carryforwards expire in various years through fiscal year 2020 and 2005. The Company had research credit carryforwards for federal and state tax purpose of approximately $1.5 million and $913,000, respectively. If not utilized, the federal carryforwards will expire in various years through fiscal year 2020. The state credit will carryforward indefinitely. As a result of ownership changes, the Company also had manufacturer's credit carryforwards for state tax purposes of approximately $81,000, which will expire in various years through fiscal year 2008.

    The Internal Revenue Code, and applicable state tax laws, impose substantial restrictions on the ability of the Company to utilize net operating losses and tax credit carryforwards in the event of an "ownership change," as defined in
Section 382 of the Internal Revenue Code. The Company's federal and state tax losses and tax credit carryover incurred through that date of change are subject to an annual limitation.

    The Company's pretax income (loss) from operations for the fiscal years ended September 30, 2000, 1999 and 1998 consisted of the following components (in thousands):

                                                          2000        1999       1998
                                                        ---------   --------   --------
Domestic..............................................  $(793,090)  $(29,510)  $(10,953)
Foreign...............................................      2,278        308         --
                                                        ---------   --------   --------
Total pretax loss.....................................  $(790,812)  $(29,202)  $(10,953)
                                                        =========   ========   ========

    Income taxes for the years ended September 30, 2000 and 1999, were comprised of the following (in thousands):

                                                             CURRENT    DEFERRED    TOTAL
                                                             --------   --------   --------
2000:
  Federal..................................................   $   --      $ --      $   --
  State....................................................      534        --         534
  Foreign..................................................    1,429        --       1,429
                                                              ------      ----      ------
    Total..................................................   $1,963      $ --      $ 1963
                                                              ======      ====      ======
1999:
  Federal..................................................   $   --      $ --      $   --
  State....................................................       --        --          --
  Foreign..................................................       98        --          98
                                                              ------      ----      ------
    Total..................................................   $   98      $ --      $   98
                                                              ======      ====      ======

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 7--INCOME TAXES (CONTINUED)

    The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% in 2000 and 34% in 1999 and 1998 to income before income taxes and actual income taxes as of September 30, 2000, 1999 and 1998 follows (in thousands):

                                                            2000        1999       1998
                                                          ---------   --------   --------
Tax expense/(benefit)...................................  $(276,784)  $(9,929)   $(3,724)
State taxes, no federal income tax benefit..............        534        --         --
Nondeductible goodwill..................................    188,012        --         --
Nondeductible expenses..................................      9,010     5,230        416
Foreign tax differential................................      1,429        98         --
Net operating loss and temporary differences for which
  no benefit was realized...............................     79,762     4,699      3,308
                                                          ---------   -------    -------
    Total...............................................  $   1,963   $    98    $    --
                                                          =========   =======    =======

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of September 30, 2000 and 1999 are as follows (in thousands):

                                                           2000        1999
                                                         ---------   --------
Deferred tax assets:
  Accruals and allowances..............................  $ 100,830   $  1,224
  Depreciation and amortization........................          -        258
  Deferred start-up costs..............................        144        225
  Credit carryforwards.................................      2,134      1,130
  Net operating loss carryforwards.....................    252,434      9,367
                                                         ---------   --------
    Total gross deferred tax assets....................    355,542     12,204
                                                         ---------   --------
  Valuation allowance..................................   (342,563)   (12,204)
                                                         =========   ========
                                                            12,979         --
Deferred tax liabilities:
  Depreciation and amortization........................        (90)        --
  Acquired intangibles.................................    (12,889)        --
                                                         ---------   --------
    Net deferred tax assets............................  $      --   $     --
                                                         =========   ========

NOTE 8--COMMITMENTS AND CONTINGENCIES

    The Company leases certain equipment, software and its facilities under various noncancelable operating and capital leases with various expiration dates through 2006. Rental expense was approximately $10.6 million, $3.6 million, and $865,000 for the years ended September 30, 2000, 1999 and 1998, respectively. Estimated future rents receivable from sublease agreements amount to $3.8 million through fiscal 2004.

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 8--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum lease payments under noncancelable, operating and capital leases are as follows as of September 30, 2000 (in thousands):

                                                              CAPITAL    OPERATING
YEAR ENDING SEPTEMBER 30,                                      LEASES     LEASES
-------------------------                                     --------   ---------
2001........................................................   $  586    $ 26,419
2002........................................................      315      36,408
2003........................................................      108      37,485
2004........................................................       --      37,106
2005........................................................       --      36,637
Thereafter..................................................       --     254,823
                                                               ------    --------
Total minimum lease payments................................    1,009    $428,878
                                                               ======    ========
Less: Amount representing imputed interest..................      (71)
Present value of minimum lease payments.....................      938
Less: Current portion.......................................      536
                                                               ------
Capital lease obligation, less current portion..............   $  402
                                                               ======

    Interest expense is immaterial for all periods presented.

    In November 1997, the Company entered into a lease line arrangement with a lending company in which the Company can obtain financing for up to $2.0 million. The lease term commenced on January 1, 1998 and expires within 42 months.

    In August 1998, the Company entered into an additional lease line arrangement with a lending company in which the Company can obtain financing for up to $1.0 million. The lease term commenced on August 26, 1998 and expires within 42 months.

    In May 1999, the Company entered into a credit agreement with a bank. The credit agreement was collateralized by certain assets of the Company, required the Company to maintain certain financial ratios and levels of net worth and did not permit the payment of dividends to stockholders. The provisions of the credit agreement enabled the Company to borrow up to $7.0 million on a revolving line of credit at the prime rate. In May 2000, the credit agreement expired with no amounts outstanding under the revolving line of credit.

    In October 1999, the Company entered in a new facilities sublease agreement for its former headquarters. The sublease term commences on December 1, 1999 and will end on September 13, 2004. Sublease receipts for the Company will be received on an escalating basis with the total future minimum sublease receipts amounting to approximately $4.5 million over the lease term.

    In March 2000, the Company entered into a new facility lease agreement. The lease term commences upon possession of the facility and has a term of 12 years. The Company currently expects possession of the facility to occur in the quarter ending March 31, 2001. Lease payments will be made on an escalating basis and the total future minimum lease payments amount to $375.9 million over the lease term. The Company will also have to contribute a significant amount towards construction costs of the facility. This amount is currently estimated at approximately $116.0 million, but is subject to

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 8--COMMITMENTS AND CONTINGENCIES (CONTINUED) change. As part of this agreement the Company is required to hold a certificate of deposit as a form of security totaling $32.0 million which is classified as restricted cash on the balance sheet as of September 30, 2000.

NOTE 9--SEGMENT INFORMATION

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

    The Company operates in one segment, business-to-business electronic commerce solutions. The Company markets its products in the United States and in foreign countries through its sales personnel and its subsidiaries. The Company's management evaluates resource allocation decisions and the performance of the Company based upon revenue by the geographic regions of the segment and does not receive discrete financial information about asset allocation and expense allocation on a disaggregated basis.

    Information regarding geographic areas for the years ended September 30, are as follows (in thousands):

                                                    2000        1999       1998
                                                 ----------   --------   --------
Revenues:
  United States................................  $  217,554   $38,660     $6,591
  International................................      61,485     6,712      1,772
                                                 ----------   -------     ------
    Total......................................  $  279,039   $45,372     $8,363
                                                 ==========   =======     ======

                                                    2000        1999       1998
                                                 ----------   --------   --------
Long-Lived Assets:
  United States................................  $3,341,016   $ 9,497     $2,455
  International................................       3,175       191         --
                                                 ----------   -------     ------
    Total......................................  $3,344,191   $ 9,688     $2,455
                                                 ==========   =======     ======

    Revenues are attributed to countries based on the location of the customers.

NOTE 10--STOCKHOLDERS' EQUITY

INCORPORATION AND AUTHORIZED CAPITAL

    The Company's Certificate of Incorporation, as amended, authorize the Company to issue 600 million shares of Common Stock $0.002 par value per share, and 20 million shares of Preferred Stock, $0.002 par value per share.

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED)
    On November 16, 1999 and March 2, 2000, the Board of Directors authorized a two-for-one stock split of the Company's common stock, in the form of a stock dividend. The financial information included in the accompanying consolidated financial statements has been restated to give effect to these stock splits.

CONVERTIBLE PREFERRED STOCK

    As of the closing of the Company's initial public offering on June 28, 1999, all convertible preferred stock outstanding was converted into an aggregate of 71,380,704 shares of common stock. Also at the time of the Company's initial public offering, the Board of Directors increased the number of authorized shares of convertible preferred stock to 20 million.

WARRANTS

    In November 1997, in connection with a lease line arrangement, the Company issued warrants to purchase 8,000 shares of the Company's Series B convertible preferred stock at a price of $12.50 per share, the fair value on the date of issuance. Upon the Company's initial public offering the warrants were converted into a warrant to purchase 128,000 shares of common stock. The fair value of the warrants of $62,000 was calculated using the Black-Scholes option pricing model and is being amortized to interest expense over the term of the lease, 42 months. In October 1999, the Company issued a net of 125,536 shares of common stock for no proceeds in the cashless exercise of these warrants.

    In August 1998, in connection with an additional lease line arrangement, the Company issued warrants entitling the holder to purchase 58,176 shares of common stock. The warrants are immediately exercisable and expire on the earliest of
(i) August 26, 2005 or (ii) three years from the effective date of the Company's initial public offering. The fair value of the warrants of $31,000 was calculated using the Black-Scholes option pricing model and is being amortized to interest expense over the term of the lease, 42 months.

    In January 2000, the Company assumed warrants issued to an outside party in connection with the TradingDyanmics acquisition. Upon consummation of the acquisition, the outside party exercised shares underlying the warrant and received a 4,460 shares of the Company's common stock.

    In January 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued warrants to purchase up to approximately 11,600,000 shares (4.7% of the Company's stock outstanding at September 30, 2000) of the Company's common stock, assuming the exercise of such warrants on a net issuance basis at current market values, at various exercise prices based on future prices of our common stock or on predetermined exercise prices. The warrants vest upon attainment of certain milestones primarily related to revenue targets and other sales related targets. The warrants generally expire either upon the termination of the agreement, five years from their vesting date or on December 31, 2008. The warrants can be earned over approximately a five year period. The Company believes that this agreement could result in the recognition of significant stock-based compensation. This alliance was undertaken to broaden and accelerate adoption of the Company's marketplace products.

    At each reporting date, stock-based compensation is recorded based on the fair value of the shares underlying those milestones for which achievement is considered probable. Such compensation is then

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED) remeasured at each reporting date, beginning January 2000, until each revenue target threshold is achieved and the related warrant shares vest, at which time the fair value attributable to that tranche of the warrant is fixed. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases and decreases will be recognized immediately.

    As of September 30, 2000, all of these warrants were outstanding. None of the revenue targets were considered probable and as a result, no stock-based compensation associated with these warrants was recognized. The Company believes that depending on the trading price of the Company's common stock at the end of each quarter, and on whether subsequent revenue targets are considered probable and achieved, the ultimate amount of the stock-based compensation expense recorded could be substantial.

    In February 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued warrants to purchase up to 4,800,000 shares (1.9% of the Company's common stock outstanding at September 30, 2000) of the Company's common stock at various exercise prices based on future prices of our common stock or on predetermined exercise prices. The warrants vest upon attainment of certain milestones related to revenue targets. The warrants generally expire either upon termination of the agreement, when the milestone period expires or one year after the specific milestone is met. The warrants can be earned over approximately a five year period. The Company believes that this agreement could result in the recognition of significant stock-based compensation. This alliance was undertaken to broaden and accelerate adoption of the Company's marketplace products.

    At each reporting date, stock-based compensation is recorded based on the fair value of the shares underlying those milestones for which achievement is considered probable. Such compensation is then remeasured at each reporting date, beginning February 2000, until each revenue target threshold is achieved and the related warrant shares vest, at which time the fair value attributable to that tranche of the warrant is fixed. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases and decreases will be recognized immediately.

    As of September 30, 2000, all of these warrants were outstanding. None of the revenue targets were considered probable and as a result, no stock-based compensation associated with these warrants was recognized. The Company believes that depending on the trading price of the Company's common stock at the end of each quarter, and on whether subsequent revenue targets are considered probable and achieved, the ultimate amount of the stock-based compensation expense recorded could be substantial.

    In March 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued warrants to purchase up to 3,428,572 shares (1.4% of the Company's common stock outstanding at September 30, 2000) of the Company's common stock at an exercise price of $87.50. The warrants vest upon attainment of certain milestones related to revenue targets. The warrants generally expire either upon termination of the agreement, when the milestone period expires, or eighteen months after the specific milestone is met. The warrants can be earned over approximately a five year period. This alliance was undertaken to broaden and accelerate adoption of the Company's marketplace products.

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED)
    At each reporting date, stock-based compensation is recorded based on the fair value of the shares underlying those milestones for which achievement is considered probable. Such compensation is then remeasured at each reporting date, beginning March 2000, until each revenue target threshold is achieved and the related warrant shares vest, at which time the fair value attributable to that tranche of the warrant is fixed. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases and decreases will be recognized immediately. In connection with these warrants, the Company recorded stock-based compensation of $23.6 million, using the Black-Scholes option pricing model and assuming a term of 1.5 years and expected volatility of 103% for the year ended September 30, 2000. As of September 30, 2000, all of these warrants remain outstanding of which 468,041 shares were fully vested.

    The Company believes that depending on the trading price of the Company's common stock at the end of each quarter, and on whether subsequent revenue targets are considered probable and achieved, the ultimate amount of the stock-based compensation expense recorded could be substantial.

    In April 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued warrants to purchase up to 6,776,000 shares (2.7% of the Company's common stock outstanding at September 30, 2000) of the Company's common stock at an exercise price based on the ten day average of the Company's stock price up to and including the vesting date of when the warrant is earned. The warrants primarily vest upon attainment of certain milestones. The warrants generally expire either upon termination of the agreement, when the milestone period expires, or one year after the specific milestone is met. The warrants can be earned over approximately a five year period. This alliance was undertaken to broaden and accelerate adoption of the Company's marketplace products.

    In conjunction with this sales and marketing alliance agreement, 1,936,000 shares underlying the warrant were vested upon signing of the agreement in the quarter ended June 30, 2000. Using the Black-Scholes option pricing model and assuming a term of one year and expected volatility of 103%, the fair value of the warrants to purchase the 1,936,000 shares of the Company's common stock resulted in a $56.2 million valuation which is recorded as an intangible asset. This intangible asset will be amortized over the life of the agreement, which is five years, using the straight-line method and resulting in a quarterly amortization of $2.8 million. As of September 30, 2000, $5.6 million was amortized as sales and marketing expense. As of September 30, 2000, there were 6,226,000 of these warrants outstanding, of which 1,386,000 were fully vested.

    In the quarter ended September 30, 2000, the third party exercised 550,000 shares underlying the warrant and received a net exercise amount of 134,784 shares of the Company's common stock.

COMMON STOCK

    In September 1996, 58,150,400 shares of common stock were issued to the Company's founders at $0.000125 per share. Based on management's estimate of the fair value of these shares, the Company recorded $200,000 of stock-based compensation expense. This amount was amortized over the four-year vesting period through September 30, 2000.

    On June 28, 1999 the Company completed an initial public offering in which it sold 23,000,000 shares of Common Stock, including 3,000,000 shares in connection with the exercise of the underwriters' over-allotment option, at $5.75 per share. The Company received $121.2 million in cash,

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED) net of underwriting discounts, commissions and other offering costs. Concurrent with the offering the Company also sold 28,800 shares of common stock to its Canadian employees at $5.75 per share.

1996 STOCK PLAN

    The Company's 1996 Stock Plan ("1996 Stock Plan"), in effect until the Company's initial public offering, authorized the granting of incentive and nonstatutory common stock options to employees, directors, and consultants at exercise prices no less than 100% and 85%, respectively, of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Stock options generally vest 25% after one year of service and thereafter ratably over 36 months of service and generally have a term of ten years. The 1996 Stock Plan also allowed for exercise of unvested options. Shares of common stock issued to employees upon exercise of unvested options are subject to repurchase by the Company at the original exercise price. The Company's ability to repurchase these shares expires at a rate consistent with the vesting schedule of each option. Any right to repurchase shares upon an employee's termination of service lapses and all shares vest if the Company is subject to a change in control unless the Company's repurchase right is assumed by the acquiring entity. As of September 30, 2000, 9,787,384 shares of common stock were issued upon the exercise of unvested options subject to repurchase under the 1996 Stock Plan. Options that expire under the 1996 Stock Plan will be available for future grants under the 1999 Equity Incentive Plan. As no options could be granted out of the 1996 Stock Plan after the Company's initial public offering, there were no shares available for option grants under the 1996 Stock Plan at September 30, 2000.

1999 EQUITY INCENTIVE PLAN

    The Company's Board of Directors approved the 1999 Equity Incentive Plan ("Incentive Plan") on April 20, 1999 under which 9,600,000 shares were reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan and any shares repurchased pursuant to the 1996 Stock Plan will also be available for grant under the Incentive Plan. The number of shares reserved under the Incentive Plan automatically increases annually on January 1 by the lesser of 8,000,000 shares or 5% of the total number of shares of common stock outstanding on that date. Under the Incentive Plan, eligible employees may be granted stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of common stock at the option grant date. As of September 30, 2000, approximately 21,232,736 shares of common stock have been reserved for issuance and 5,649,892 shares are available for grant under the Incentive Plan, respectively.

1999 DIRECTORS' STOCK OPTION PLAN

    The Company's Board of Directors adopted the 1999 Directors' Stock Option Plan ("Directors Plan") on April 20, 1999, as amended May 15, 2000, under which 2,000,000 shares were reserved for issuance. Each non-employee joining the Board of Directors after June 22, 1999 automatically receive options to purchase 25,000 shares of common stock. In addition, each non-employee director automatically receives options to purchase 10,000 shares of common stock at each annual meeting of the Company's stockholders beginning after January 1, 2000. Each option will have an exercise price equal to the fair value of the common stock on the grant date. As of September 30, 2000, there have

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED) been 65,000 options granted under the Directors Plan and 1,935,000 shares are available for future issuance.

EMPLOYEE STOCK PURCHASE PLAN

    The Company's Board of Directors adopted the Employee Stock Purchase Plan ("Purchase Plan") on April 20, 1999 under which 16,000,000 shares were reserved for issuance. The number of shares reserved under the Purchase Plan automatically increases on January 1 of each year by the lesser of 3,000,000 shares or 2% of the total amount of common stock shares outstanding on that date. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 15% of the employees' cash compensation. The purchase price per share will be 85% of the common stock fair value at the lower of certain plan defined dates. As of September 30, 2000 there have been 1,515,023 shares issued under the Purchase Plan and 17,484,977 shares are available for future issuance.

    The Company has, in connection with the acquisition of various companies, assumed the stock option plans of each acquired company.

TRADINGDYNAMICS STOCK PLANS

    On January 20, 2000, the Company assumed the TradingDynamics 1998 Stock Plan and 1999 Stock Plan ("TradingDynamics Plans"). The TradingDynamics Plans provided for the grant of incentive stock options and non-qualified stock options to employees and consultants at prices from 85% to 110% of the fair market value of the common stock on the date of grant as determined by the Board of Directors. Generally, options granted were immediately exercisable and the resulting shares issued to optionees under the TradingDynamics Plans were subject to certain repurchase rights, also assumed by the Company. As of September 30, 2000, there were 325,809 shares of the Company's common stock issued pursuant to the TradingDynamics Plans that were subject to repurchase by the Company. These repurchase rights generally lapse over a 48-month period, and options generally vest at the rate of 25% of the grant after 12 months of service and 1/48 of the grant per month thereafter. Options expire no later than ten years from the date of grant. A total of 2,155,635 shares of the Company's common stock were reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of TradingDynamics; the TradingDynamics Plans were terminated upon assumption by the Company and no further options will be granted under them.

TRADEX STOCK PLANS

    On March 8, 2000, the Company assumed the Tradex 1997 Employee Stock Option Plan and 1999 Employee Stock Option/Stock Issuance Plan ("Tradex Plans"). The Tradex Plans provided for the grant of incentive stock options and non-qualified stock options, as well as grants of shares of common stock, to employees and consultants at prices from 85% to 110% of the fair market value of the common stock on the date of grant as determined by the Board of Directors. Generally, options granted were immediately exercisable and the resulting shares issued to optionees under the Tradex Plans were subject to certain repurchase rights, also assumed by the Company. As of September 30, 2000, there were 239,052 shares of the Company's common stock issued pursuant to the Tradex Plans that were subject to repurchase by the Company. These repurchase rights generally lapse over a 48-month period, and options generally vest at the rate of 25% of the grant after 12 months of service and 1/48 of the

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED) grant per month thereafter. Options expire no later than ten years from the date of grant. A total of 4,023,974 shares of the Company's common stock were reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of Tradex; the Tradex Plans were terminated upon assumption by the Company, and no further options will be granted under them.

SUPPLIERMARKET.COM STOCK PLAN

    On August 28, 2000, the Company assumed the SupplierMarket.com 1999 Stock Option Plan ("SupplierMarket Plan"). The SupplierMarket Plan provided for the grant of incentive stock options and non-qualified stock options to employees and consultants at prices from 85% to 110% of the fair market value of the common stock on the date of grant as determined by the Board of Directors. Under the SupplierMarket Plan, options generally vest over a 48-month period at the rate of 12.5% of the grant after six months of service and 1/48 of the grant per month thereafter. Options expire no later than ten years from the date of grant. A total of 1,437,272 shares of the Company's common stock were reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of SupplierMarket.com; the SupplierMarket Plan was terminated upon its assumption by Ariba, and no further options will be granted under it.

    A summary of the status of the Company's stock option plans as of September 30, 2000, 1999 and 1998 and changes during the periods ending on those dates is presented below:

                                                             YEARS ENDED SEPTEMBER 30,
                                     --------------------------------------------------------------------------
                                              2000                      1999                      1998
                                     -----------------------   -----------------------   ----------------------
                                                   WEIGHTED-                 WEIGHTED-                WEIGHTED-
                                                    AVERAGE                   AVERAGE                  AVERAGE
                                                   EXERCISE                  EXERCISE                 EXERCISE
                                       SHARES        PRICE       SHARES        PRICE       SHARES       PRICE
                                     -----------   ---------   -----------   ---------   ----------   ---------
Outstanding at beginning of year...   41,351,180    $ 3.39      14,275,840    $ 0.19      2,612,800     $0.04
  Granted..........................   21,782,681     62.34      41,799,532      3.46     17,089,600      0.19
  Exercised........................  (12,715,386)     1.51     (13,765,792)     0.47     (4,406,560)     0.11
  Forfeited........................   (3,529,012)    37.85        (958,400)     1.39     (1,020,000)     0.11
                                     -----------               -----------               ----------
Outstanding at end of year.........   46,889,463    $28.91      41,351,180    $ 3.39     14,275,840     $0.19
                                     ===========               ===========               ==========
Exercisable at end of year.........   30,823,408    $ 3.31      38,613,180    $ 1.32     14,275,840     $0.19
                                     ===========               ===========               ==========
Weighted-average fair value of
  options granted during the year
  at market........................   14,133,000    $88.80       5,650,000    $18.16      4,136,000     $0.02
Weighted-average fair value of
  options granted during the year
  at less than market..............    7,638,881    $53.36      36,149,532    $ 1.16     12,953,600     $0.30
Weighted-average fair value of
  options granted during the year
  at greater than market...........       10,800    $60.39              --        --             --        --

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about stock options outstanding as of September 30, 2000:

                                            OUTSTANDING                       EXERCISABLE
                             -----------------------------------------   ----------------------
                                          WEIGHTED-AVERAGE   WEIGHTED-                WEIGHTED-
RANGE OF                                     REMAINING        AVERAGE                  AVERAGE
EXERCISE                     NUMBER OF    CONTRACTUAL LIFE   EXERCISE    NUMBER OF    EXERCISE
PRICES                         SHARES         (YEARS)          PRICE       SHARES       PRICE
--------                     ----------   ----------------   ---------   ----------   ---------
$0.01-$0.33................   5,004,198         7.80          $  0.20     5,004,198    $  0.20
$0.42-$0.50................   3,329,666         8.07          $  0.45     3,329,666    $  0.45
$0.55-$0.59................   5,489,514         8.39          $  0.59     5,368,597    $  0.59
$0.81-$1.36................   5,440,814         8.61          $  0.92     5,440,814    $  0.92
$1.50-$3.00................   6,084,400         8.54          $  2.12     6,084,400    $  2.12
$3.64-$24.75...............   5,119,743         8.87          $  9.15     4,818,108    $  8.95
$27.61-$54.44..............   6,464,572         9.16          $ 43.19       708,875    $ 36.22
$56.88-$91.13..............   5,410,174         9.56          $ 77.24            --    $  0.00
$91.19-$165.50.............   4,402,882         9.47          $128.16        68,750    $140.55
$166.44....................     143,500         9.62          $166.44            --    $  0.00
                             ----------                                  ----------
$0.01-$166.44..............  46,889,463         8.75          $ 28.91    30,823,408    $  3.31
                             ==========                                  ==========

    Had compensation cost been recognized based on the fair value at the date of grant for options granted during 2000, the pro forma amounts of the Company's net loss and net loss per share would have been as follows for the years ended September 30, (in thousands, except per share amounts):

                                                          2000        1999       1998
                                                        ---------   --------   --------
Net loss -- as reported...............................  $(792,775)  $(29,300)  $(10,953)
Net loss -- pro forma.................................   (999,529)   (30,425)   (11,000)
Basic and diluted net loss per share -- as reported...      (4.10)     (0.42)     (0.48)
Basic and diluted net loss per share -- pro forma.....  $   (5.17)  $  (0.87)  $  (0.95)

    For all options that were granted prior to the Company's initial public offering in June 1999, the fair value of these options was determined using the minimum value method, which assumes no volatility except for non-employees. The fair value for the options granted subsequent to the Company's initial public offering was estimated at the date of grant using the Black-Scholes option pricing model, using the following assumptions:

YEAR ENDED SEPTEMBER 30                                         2000       1999       1998
-----------------------                                       --------   --------   --------
Risk-free interest rate.....................................    6.02%      5.09%      5.50%
Expected lives (in years)...................................       3          3        2.5
Dividend yield..............................................     0.0%       0.0%       0.0%
Expected volatility.........................................     100%        80%        60%

    To comply with the pro forma reporting requirements of SFAS No. 123 compensation cost is also estimated for the fair value of future employee stock purchase plan issuances which is included in the pro forma totals above. Therefore, the Company has estimated the compensation cost for its employee

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED) stock purchase plan issuance, which will be in January 2001. The fair value of purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended September 30, 2000: no expected dividends; expected volatility of 100%; risk-free interest rate of 6.02%; and expected life of approximately six months. The weighted-average fair value of the purchase rights granted under the Purchase Plan during fiscal 2000 was $5.94.

DEFERRED STOCK-BASED COMPENSATION

    The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its fixed stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through September 30, 2000, and options assumed in connection with the acquisition of SupplierMarket, the Company has recorded deferred stock-based compensation of approximately $38.4 million and $124.6 million, respectively, for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options, respectively. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally four years. Amortization expense recognized during 2000 and 1999 totaled $18.0 million and $14.6 million, respectively.

NOTE 11--LOSS PER SHARE

    The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
Net loss....................................................  $(792,775)  $(29,300)  $(10,953)
                                                              ---------   --------   --------
Weighted average shares outstanding.........................    216,215    104,184     74,758
Weighted average common shares issued subject to repurchase
  agreement.................................................    (20,350)   (34,120)   (51,710)
Weighted average shares held in escrow related to
  acquisitions..............................................     (2,448)        --         --
                                                              ---------   --------   --------
Shares used in computation of basic and diluted net loss per
  share.....................................................    193,417     70,064     23,048
                                                              =========   ========   ========
Basic and diluted loss per share............................  $   (4.10)  $  (0.42)  $  (0.48)
                                                              =========   ========   ========

    The weighted-average exercise price for stock options outstanding was $28.91, $3.39 and $0.19 as of September 30, 2000, 1999 and 1998, respectively.
The weighted average purchase price of unvested stock was $0.36, $0.19 and $0.015 as of September 30, 2000, 1999 and 1998, respectively. The weighted average exercise price of warrants was $68.79, $0.80 and $0.83 as of September 30, 2000, 1999 and 1998, respectively.

    At September 30, 2000, 1999 and 1998, 64,303,857, 70,609,132 and 129,103,360
potential common shares respectively, are excluded from the determination of diluted net loss per share, as the effect of

                           ARIBA INC. AND SUBSIDIARES

                       SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 11--LOSS PER SHARE (CONTINUED)
such shares is anti-dilutive. Further, the potential common shares for fiscal 2000 exclude 26,243,568 shares which would be issuable under certain warrants contingent upon completion of certain milestones.

NOTE 12--SUBSEQUENT EVENTS (UNAUDITED)

    Effective November 1, 2000, the Company's stockholders approved an amendment to increase the authorized Common Stock to 1.5 billion shares.

    In December 2000, Nihon Ariba K.K. ("Ariba Japan"), a wholly owned subsidiary, issued and sold 40% of its common stock for approximately $40 million cash to a third party. The Company expects that the proceeds will be reflected as a capital contribution in its consolidated financial statements. No gain was recorded in connection with this transaction.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    See the information set forth in the section entitled "Proposal No. 1 "Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended September 30, 2000 (the "2001 Proxy Statement"), which is incorporated herein by reference, and the information set forth in the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

    See the information set forth in the section entitled "Executive Compensation and Related Information" in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    See the information set forth in the section entitled "Stock Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See the information set forth in the section entitled "Certain Relationships and Related Transactions" in the 2001 Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

See Item 8 of this Form 10-K.

2. EXHIBITS

    The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
        2.1             Agreement and Plan of Merger, dated November 15, 1999, by
                        and among the Registrant, Blue Merger Corp. and
                        TradingDynamics, Inc. (which is incorporated herein by
                        reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 25, 2000).

        2.2             Agreement and Plan of Reorganization, dated December 16,
                        1999, by and among the Registrant, Apache Merger Corporation and Tradex Technologies Inc., as amended January 24, 2000
                        (which is incorporated herein by reference to Exhibits 2.1 and 2.2 to the Registrant's Current Report on Form 8-K dated
                        March 21, 2000).

        2.3             Agreement and Plan of Reorganization, dated June 21, 2000, by and among the Registrant, Eli Merger Corporation and
                        SupplierMarket.com Inc. (which is incorporated herein by
                        reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated September 12, 2000).

        3.1             Amended and Restated Certificate of Incorporation of the
                        Registrant including all amendments to date.

        3.2 Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.4 to the Registrant's Form S-1 Registration No. 333- 76953).

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

        4.4*            Registration Rights Agreement, dated January 1, 2000, by and between EDS CoNext, Inc. and the Registrant (which is
                        incorporated herein by reference to Exhibit 4.4 to the
                        Registrant's 10-Q dated May 15, 2000).

       10.1 Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form S-1 Registration No. 333- 76953).

       10.2             1996 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Form S-1
                        Registration No. 333-76953).

       10.3             1999 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 10.3 to the Registrant's Form S-1
                        Registration No. 333-76953).

       10.4             1999 Directors' Stock Option Plan (which is incorporated
                        herein by reference to Exhibit 10.4 to the Registrant's Form
                        S-1 Registration No. 333- 76953).

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

       10.9             Sublease, dated October 1999, by and between the Registrant and ChainLink Technologies, Inc. (which is incorporated
                        herein by reference to Exhibit 10.9 to the Registrant's 10-K dated December 23, 1999).

       10.10 Lease agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant's 10-Q dated May 15, 2000).

       10.11*           Class A Common Stock Purchase Warrant, dated January 1,
                        2000, issued by the Registrant to EDS CoNext, Inc. (which is incorporated herein by reference to Exhibit 10.11 to the
                        Registrant's 10-Q dated May 15, 2000).

       10.12*           Class B Common Stock Purchase Warrant, dated January 1,
                        2000, issued by the Registrant to EDS CoNext, Inc. (which is incorporated herein by reference to Exhibit 10.12 to the
                        Registrant's 10-Q dated May 15, 2000).

       10.13*           Class C-1 Common Stock Purchase Warrant, dated January 1,
                        2000, issued by the Registrant to EDS CoNext, Inc. (which is incorporated herein by reference to Exhibit 10.13 to the
                        Registrant's 10-Q dated May 15, 2000).

       10.14*           Class C-2 Common Stock Purchase Warrant, dated January 1,
                        2000, issued by the Registrant to EDS CoNext, Inc. (which is incorporated herein by reference to Exhibit 10.14 to the
                        Registrant's 10-Q dated May 15, 2000).

       10.15*           Class D Common Stock Purchase Warrant, dated January 1,
                        2000, issued by the Registrant to EDS CoNext, Inc. (which is incorporated herein by reference to Exhibit 10.15 to the
                        Registrant's 10-Q dated May 15, 2000).

       21.1             Subsidiaries.

       23.1             Consent of Independent Auditors.

       27.1             Financial Data Schedule.

------------------------

* Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) REPORTS ON FORM 8-K

    A current report on Form 8-K was filed with the Securities and Exchange Commission by Ariba on July 20, 2000 and on September 12, 2000 to report the announcement of the signing of a definitive agreement to merge with SupplierMarket.com, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, who is duly authorized, in the City of Mountain View, State of California on this 28th day of December, 2000.

                                                       ARIBA, INC.

                                                       By:              /s/ KEITH J. KRACH
                                                            -----------------------------------------
                                                                          Keith J. Krach
                                                             CHIEF EXECUTIVE OFFICER AND ACTING CHIEF
                                                            FINANCIAL OFFICER (PRINCIPAL EXECUTIVE AND
                                                                        FINANCIAL OFFICER)

                                                       By:             /s/ ALLISON J. CHAO
                                                            -----------------------------------------
                                                                         Allison J. Chao
                                                             VICE-PRESIDENT AND CORPORATE CONTROLLER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith J. Krach and Allison J. Chao, and each of them, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                   TITLE                   DATE
                      ---------                                   -----                   ----
                                                       Chief Executive Officer,
                                                         Acting Chief Financial
                 /s/ KEITH J. KRACH                      Officer and Chairman of
     -------------------------------------------         the Board of Directors     December 28, 2000
                   Keith J. Krach                        (Principal Executive and
                                                         Financial Officer)

                                                       Vice-President and
                 /s/ ALLISON J. CHAO                     Corporate Controller
     -------------------------------------------         (Principal Accounting      December 28, 2000
                   Allison J. Chao                       Officer)

                  /s/ PAUL HEGARTY
     -------------------------------------------       Director                     December 28, 2000
                    Paul Hegarty

                      SIGNATURE                                   TITLE                   DATE
                      ---------                                   -----                   ----
                 /s/ ROBERT C. KAGLE
     -------------------------------------------       Director                     December 28, 2000
                   Robert C. Kagle

                 /s/ JOHN B. MUMFORD
     -------------------------------------------       Director                     December 28, 2000
                   John B. Mumford

                 /s/ HATIM A. TYABJI
     -------------------------------------------       Director                     December 28, 2000
                   Hatim A. Tyabji

                 /s/ ROBERT KNOWLING
     -------------------------------------------       Director                     December 28, 2000
                   Robert Knowling

                               INDEX TO EXHIBITS

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
        2.1             Agreement and Plan of Merger, dated November 15, 1999, by
                        and among the Registrant, Blue Merger Corp. and
                        TradingDynamics, Inc. (which is incorporated herein by
                        reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 25, 2000).

        2.2             Agreement and Plan of Reorganization, dated December 16,
                        1999, by and among the Registrant, Apache Merger Corporation and Tradex Technologies Inc., as amended January 24, 2000
                        (which is incorporated herein by reference to Exhibits 2.1 and 2.2 to the Registrant's Current Report on Form 8-K dated
                        March 21, 2000).

        2.3             Agreement and Plan of Reorganization, dated June 21, 2000, by and among the Registrant, Eli Merger Corporation and
                        SupplierMarket.com Inc. (which is incorporated herein by
                        reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated September 12, 2000).

        3.1             Amended and Restated Certificate of Incorporation of the
                        Registrant including all amendments to date.

        3.2 Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.4 to the Registrant's Form S-1 Registration No. 333- 76953).

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

        4.4*            Registration Rights Agreement, dated January 1, 2000, by and between EDS CoNext, Inc. and the Registrant (which is
                        incorporated herein by reference to Exhibit 4.4 to the
                        Registrant's 10-Q dated May 15, 2000).

       10.1 Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form S-1 Registration No. 333- 76953).

       10.2             1996 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Form S-1
                        Registration No. 333-76953).

       10.3             1999 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 10.3 to the Registrant's Form S-1
                        Registration No. 333-76953).

       10.4             1999 Directors' Stock Option Plan (which is incorporated
                        herein by reference to Exhibit 10.4 to the Registrant's Form
                        S-1 Registration No. 333- 76953).

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

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
       10.9             Sublease, dated October 1999, by and between the Registrant and ChainLink Technologies, Inc. (which is incorporated
                        herein by reference to Exhibit 10.9 to the Registrant's 10-K dated December 23, 1999).

       10.10 Lease agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant's 10-Q dated May 15, 2000).

       10.11*           Class A Common Stock Purchase Warrant, dated January 1,
                        2000, issued by the Registrant to EDS CoNext, Inc. (which is incorporated herein by reference to Exhibit 10.11 to the
                        Registrant's 10-Q dated May 15, 2000).

       10.12*           Class B Common Stock Purchase Warrant, dated January 1,
                        2000, issued by the Registrant to EDS CoNext, Inc. (which is incorporated herein by reference to Exhibit 10.12 to the
                        Registrant's 10-Q dated May 15, 2000).

       10.13*           Class C-1 Common Stock Purchase Warrant, dated January 1,
                        2000, issued by the Registrant to EDS CoNext, Inc. (which is incorporated herein by reference to Exhibit 10.13 to the
                        Registrant's 10-Q dated May 15, 2000).

       10.14*           Class C-2 Common Stock Purchase Warrant, dated January 1,
                        2000, issued by the Registrant to EDS CoNext, Inc. (which is incorporated herein by reference to Exhibit 10.14 to the
                        Registrant's 10-Q dated May 15, 2000).

       10.15*           Class D Common Stock Purchase Warrant, dated January 1,
                        2000, issued by the Registrant to EDS CoNext, Inc. (which is incorporated herein by reference to Exhibit 10.15 to the
                        Registrant's 10-Q dated May 15, 2000).

       21.1             Subsidiaries.

       23.1             Consent of Independent Auditors.

       27.1             Financial Data Schedule

------------------------

* Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.