Form 10-Q
period 2000-12-31
ARIBA INC
filed 2001-02-14
CIK 1084755

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

                    FOR THE QUARTER ENDED DECEMBER 31, 2000
                        COMMISSION FILE NUMBER 000-26299

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

                               Yes /X/    No / /

On January 31, 2001, 252,443,327 shares of the registrant's common stock were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ARIBA, INC.
                                     INDEX

                                                                       PAGE NO.
                                                                       ---------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 2000
         and September 30, 2000                                            3

         Condensed Consolidated Statements of Operations for the
         three month periods ended December 31, 2000 and 1999              4

         Condensed Consolidated Statements of Cash Flows for the
         three month periods ended December 31, 2000 and 1999              5

         Notes to the Condensed Consolidated Financial Statements          6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       37

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                39

Item 2.  Changes in Securities and Use of Proceeds                        39

Item 3.  Defaults Upon Senior Securities                                  39

Item 4.  Submission of Matters to a Vote of Securities Holders            39

Item 5.  Other Information                                                39

Item 6.  Exhibits and Reports on Form 8-K                                 39

         SIGNATURES                                                       40

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                          ARIBA, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2000
                                                              ------------   -------------
ASSETS

Current assets:
  Cash and cash equivalents.................................   $  154,330     $  195,241
  Short-term investments....................................      150,231         84,974
  Restricted cash...........................................       14,300          3,500
  Accounts receivable, net..................................      119,929         61,892
  Prepaid expenses and other current assets.................       19,710         13,067
                                                               ----------     ----------
    Total current assets....................................      458,500        358,674
Property and equipment, net.................................       72,909         56,049
Long-term investments.......................................      103,423         84,476
Restricted cash.............................................       29,700         28,537
Other assets................................................        2,260          1,004
Goodwill and other intangible assets, net...................    2,992,437      3,287,138
                                                               ----------     ----------
    Total assets............................................   $3,659,229     $3,815,878
                                                               ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $   18,578     $   11,235
  Accrued compensation and related liabilities..............       64,769         54,439
  Accrued liabilities.......................................       66,466         51,372
  Deferred revenue..........................................      124,999        101,245
  Current portion of other long-term liabilities............          473            536
                                                               ----------     ----------
    Total current liabilities...............................      275,285        218,827
Deferred revenue............................................      110,009         98,457
Other long-term liabilities, net of current portion.........          330            402
                                                               ----------     ----------
    Total liabilities.......................................      385,624        317,686
                                                               ----------     ----------

Minority interest...........................................       15,773             --

Commitments
Stockholders' equity:
  Common stock..............................................          500            495
  Additional paid-in capital................................    4,552,127      4,466,325
  Deferred stock-based compensation.........................     (108,175)      (130,003)
  Accumulated other comprehensive loss......................       (1,289)          (918)
  Accumulated deficit.......................................   (1,185,331)      (837,707)
                                                               ----------     ----------
    Total stockholders' equity..............................    3,257,832      3,498,192
                                                               ----------     ----------
      Total liabilities and stockholders' equity............   $3,659,229     $3,815,878
                                                               ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                   2000              1999
                                                              ---------------   ---------------
Revenues:
  License...................................................     $ 128,911          $ 15,784
  Maintenance and service...................................        41,322             7,695
                                                                 ---------          --------
    Total revenues..........................................       170,233            23,479
Cost of revenues:
  License...................................................         8,686               321
  Maintenance and service (exclusive of stock-based
    compensation expense of $1,494 and $344 for the three
    months ended December 31, 2000 and 1999,
    respectively)...........................................        22,645             3,121
                                                                 ---------          --------
    Total cost of revenues..................................        31,331             3,442
                                                                 ---------          --------
  Gross profit..............................................       138,902            20,037
                                                                 ---------          --------
Operating expenses:
  Sales and marketing (exclusive of stock-based compensation expense of $7,723 and $2,163 for the three months ended
    December 31, 2000 and 1999, respectively and exclusive
    of $12,783 of business partner warrant expense for the
    three months ended December 31, 2000)...................        83,688            19,774
  Research and development (exclusive of stock-based
    compensation expense of $2,927 and $894 for the three
    months ended December 31, 2000 and 1999,
    respectively)...........................................        20,789             4,443
  General and administrative (exclusive of stock-based
    compensation expense of $8,187 and $1,318 for the three
    months ended December 31, 2000 and 1999,
    respectively)...........................................        16,395             3,421
  Amortization of goodwill and other intangible assets......       328,528                --
  Business partner warrants.................................        12,783                --
  Amortization of stock-based compensation..................        20,331             4,719
                                                                 ---------          --------
    Total operating expenses................................       482,514            32,357
                                                                 ---------          --------
  Loss from operations......................................      (343,612)          (12,320)
Other income, net...........................................         4,580             2,059
                                                                 ---------          --------
  Net loss before income taxes..............................      (339,032)          (10,261)
Provision for income taxes..................................         8,592                73
                                                                 ---------          --------
Net loss....................................................     $(347,624)         $(10,334)
                                                                 =========          ========
Basic and diluted net loss per share........................     $   (1.48)         $  (0.07)
                                                                 =========          ========
Weighted-average shares used in computing basic and diluted
  net loss per share........................................       235,285           155,980
                                                                 =========          ========

     See accompanying notes to condensed consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                   2000              1999
                                                              ---------------   ---------------
OPERATING ACTIVITIES:
  Net loss..................................................     $(347,624)         $(10,334)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Provision for doubtful accounts.........................        12,965                --
    Depreciation and amortization...........................       332,893               950
    Amortization of stock-based compensation................        20,331             4,719
    Non-cash warrant expense, net...........................        11,625                 7
    Tax provision related to benefit from employee stock
      option plans..........................................         7,000                --

  Changes in operating assets and liabilities:
    Accounts receivable.....................................       (71,002)           (3,663)
    Prepaid expenses and other current assets...............       (12,872)           (4,280)
    Accounts payable........................................         6,650             3,099
    Accrued compensation and related liabilities............        10,330             3,964
    Other accrued liabilities...............................        15,094             3,185
    Deferred revenue........................................        35,306            15,976
                                                                 ---------          --------
  Net cash provided by operating activities.................        20,696            13,623
                                                                 ---------          --------
INVESTING ACTIVITIES:
  Purchases of property and equipment, net..................       (21,224)           (5,448)
  Purchases of investments, net.............................       (82,475)          (16,259)
  Allocation to restricted cash.............................       (11,963)             (400)
                                                                 ---------          --------
  Net cash used in investing activities.....................      (115,662)          (22,107)
                                                                 ---------          --------

FINANCING ACTIVITIES:
  Repayments of long-term obligations.......................          (135)             (283)
  Proceeds from issuance of common stock....................        15,108               651
  Proceeds from subsidiary stock offering...................        40,000
  Repurchase of common stock................................            (5)               --
                                                                 ---------          --------
  Net cash provided by financing activities.................        54,968               368
                                                                 ---------          --------
EFFECT OF FOREIGN EXCHANGE RATES ON CASH AND CASH
  EQUIVALENTS
Net decrease in cash and cash equivalents...................       (39,998)           (8,116)
Effect of foreign exchange rate.............................          (913)               --
                                                                 ---------          --------
Cash and cash equivalents at beginning of period............       195,241            50,284
                                                                 ---------          --------
Cash and cash equivalents at end of period..................     $ 154,330          $ 42,168
                                                                 =========          ========

     See accompanying notes to condensed consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The unaudited Condensed Consolidated Financial Statements of Ariba, Inc. and its subsidiaries ("Ariba" or "the Company") have been prepared by the management of Ariba, Inc. furnished herein reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. Certain amounts in the prior year and prior quarter financial statements have been reclassified to conform to the current year and current quarter presentation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending
September 30, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations presented in the Company's Form 10-K for the year ended
September 30, 2000, filed on December 29, 2000 with the Securities and Exchange Commission.

    As of December 31, 2000, the Company had one subsidiary with less than 100% ownership, Nihon Ariba K.K. In accordance with Staff Accounting Bulletin, ("SAB") 51, the Company has elected to record gains and losses from sales of subsidiary stock as a capital transaction. See Note 5 of Notes to Condensed Consolidated Financial Statements for more detailed information.

NOTE 2--ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following (in thousands):

                                                      DECEMBER 31, 2000   SEPTEMBER 30, 2000
                                                      -----------------   ------------------
Accounts receivable.................................      $146,685             $ 75,683
Allowance for doubtful accounts.....................       (26,756)             (13,791)
                                                          --------             --------
Accounts receivable, net............................      $119,929             $ 61,892
                                                          ========             ========

    The provision for doubtful accounts is classified as sales and marketing expense in the Company's Condensed Consolidated Statements of Operations.

                          ARIBA, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets consisted of the following (in thousands):

                                                                      AS OF
                                                      --------------------------------------
                                                      DECEMBER 31, 2000   SEPTEMBER 30, 2000
                                                      -----------------   ------------------
Goodwill............................................     $ 3,107,336          $3,101,697
Assembled workforce.................................          13,000              13,000
Covenants not-to-compete............................           1,300               1,300
Trademarks..........................................           2,000               2,000
Core technology.....................................          20,200              20,200
Intellectual property agreement.....................         786,929             786,929
Business partner warrants...........................          87,869              56,221
                                                         -----------          ----------
                                                           4,018,634           3,981,347
Less: accumulated amortization......................      (1,026,197)           (694,209)
                                                         -----------          ----------
Goodwill and other intangible assets, net...........     $ 2,992,437          $3,287,138
                                                         ===========          ==========

    The related amortization of goodwill and other intangible assets totaled $331.9 million for the three months ended December 31, 2000. This amount includes $3.4 million in amortization of business partner warrants which are included as a business partner warrant expense. There was no amortization of goodwill and other intangible assets during the first quarter of fiscal 1999. See Note 7 of Notes to Condensed Consolidated Financial Statements for detailed information.

NOTE 4--COMMITMENTS

    In March 2000, the Company entered into a new facility lease agreement for approximately 716,000 square feet currently under construction. The lease term commences upon possession through twelve years, which is estimated to be March 31, 2013. The Company currently expects possession to occur in phases as each building is completed. The first two buildings are expected to be delivered in the quarter ending March 31, 2001 and the remaining buildings in the quarter ending June 30, 2001. Lease payments will be made on an escalating basis with the total future minimum lease payments amounting to $387.3 million over the lease term. The Company will also have to contribute a significant amount towards construction costs to the facility. As of December 31, 2000, the Company had paid $27.7 million for improvements of the facility. The total estimated cost of improvements is approximately $115.0 million, but is subject to change. As part of this agreement, the Company is required to hold a certificate of deposit as a form of security totaling $40.0 million which is classified as restricted cash on the Condensed Consolidated Balance Sheet.

NOTE 5--MINORITY INTEREST IN SUBSIDIARY

    In December 2000, the Company's consolidated subsidiary, Nihon Ariba K.K., issued and sold 38,000 shares, or 40% of its common stock, for cash consideration of approximately $40.0 million to an outside party. Prior to the transaction, the Company held 100% of the equity of Nihon Ariba K.K. in the form of common stock. Nihon Ariba K.K.'s operations consist of the marketing, distribution, service and support of the Company's products in Japan. As a result of the transaction, the Company recorded approximately $24.3 million, net of minority interest of approximately $15.8 million, in its condensed consolidated statement of stockholders' equity in order to adjust its investment in and to reflect its share of the net assets of Nihon Ariba K.K. In addition, the Company recognized as other income approximately $154,000 as the minority interest's share of Nihon Ariba K.K.'s income.

                          ARIBA, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6--SEGMENT INFORMATION

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

    Information regarding geographic areas are as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues:
  United States.............................................  $127,240   $15,491
  International.............................................    42,993     7,988
                                                              --------   -------
    Total...................................................  $170,233   $23,479
                                                              ========   =======

                                                                         AS OF
                                                              ----------------------------
                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2000
                                                              ------------   -------------
Long-Lived Assets:
  United States.............................................   $3,061,679     $3,341,016
  International.............................................        5,927          3,175
                                                               ----------     ----------
    Total...................................................   $3,067,606     $3,344,191
                                                               ==========     ==========

NOTE 7--STOCKHOLDERS' EQUITY

INCORPORATION AND AUTHORIZED CAPITAL

    The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 1.5 billion shares of Common Stock $0.002 par value per share, and 20 million shares of Preferred Stock, $0.002 par value per share.

WARRANTS

    In August 1998, in connection with an additional lease line arrangement, the Company issued warrants entitling the holder to purchase 58,176 shares of common stock. The warrants are immediately exercisable and expire on the earliest of
(i) August 26, 2005 or (ii) three years from the effective date of the Company's initial public offering. The fair value of the warrants of $31,000 was calculated using

                          ARIBA, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED) the Black-Scholes option pricing model and is being amortized to interest expense over the term of the lease, 42 months. In December 2000, the Company issued 57,486 shares of common stock for no proceeds in the cashless exercise of these warrants.

    In January 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued warrants to purchase up to approximately 11,600,000 shares of the Company's common stock. None of the specified milestones were considered probable and as a result, no stock-based compensation associated with these warrants was recognized. Effective December 2000, all of these warrants were cancelled in connection with an amendment of the related sales and marketing agreement.

    In fiscal 2000, in connection with sales and marketing alliance agreements with certain third parties, the Company issued warrants to purchase shares of the Company's common stock at various exercise prices based on future prices of the Company's common stock or on predetermined exercise prices. Certain warrants vested immediately upon completion of the related alliance agreements while the majority are contingent and vest upon attainment of certain milestones. The warrants generally expire either upon termination of the agreement, when the milestone period expires or from twelve to eighteen months after the specific milestone is met. The warrants can be earned over approximately a five year period. The Company believes that these agreements could result in the recognition of significant stock-based compensation. These alliances were undertaken to broaden and accelerate adoption of the Company's marketplace products.

    Warrants which vest immediately are recorded as intangible assets at their fair market value and amortized over the life of the related alliance agreement. Contingent warrants are accounted for as they are earned at each reporting date, stock-based compensation is recorded based on the fair value of the shares underlying those milestones for which achievement is considered probable. Such compensation is then remeasured at each reporting date, until each specified milestone threshold is achieved and the related warrant shares vest, at which time the fair value attributable to that tranche of the warrant is fixed. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases and decreases will be recognized immediately.

    The Company believes that depending on the trading price of the Company's common stock at the end of each quarter, and on whether subsequent milestones are considered probable and achieved, the ultimate amount of the stock-based compensation expense recorded could be substantial. The specific terms and status of these partner warrants are summarized as follows:

    In the quarter ended June 30, 2000, 1,936,000 shares of our common stock, underlying a warrant, were earned upon signing of a sales and marketing alliance agreement. A total of $56.2 million was recorded as an intangible asset for this sales and marketing alliance based on the fair market value of the warrant. This intangible asset is being amortized over the life of the agreement of five years and resulted in $2.8 million amortization during the three months ended
December 31, 2000. As of December 31, 2000, an intangible asset of
$47.8 million remains to be amortized over the next 17 quarters relating to this warrant. In the quarter ended September 30, 2000 and December 31, 2000, the third party exercised 550,000 and 1,386,000 shares underlying the warrant and received a net exercise amount of 134,784 and 329,541 shares of the Company's common stock, respectively.

                          ARIBA, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED)

    In connection with a sales and marketing alliance agreement, 1,400,000 shares of our common stock underlying a warrant were vested upon the release of certain escrowed license fees in the quarter ended December 31, 2000. Using the Black-Scholes option pricing model and using the contractual term of one year, expected volatility of 100%, risk-free rate of 5.06% and no dividend yield, the fair value of the warrants to purchase these shares of the Company's common stock amounted to $31.6 million, which is recorded as an intangible asset. This intangible asset is being amortized over the remaining life of the agreement of 49 months and resulted in a $646,000 amortization to business partner warrants expense during the three months ended December 31, 2000.

    As of December 31, 2000, 725,183 shares of our common stock underlying a contingent warrant vested upon attainment of certain milestones related to targeted revenue amounts for sales of the Company's products to third party end-users. Using the Black-Scholes option pricing model and using the contractual term of 1.5 years, expected volatility of 100%, risk-free interest rate of 5.06% and no dividend yield, $9.3 million of expense was recorded for the three months ended December 31, 2000.

DEFERRED STOCK-BASED COMPENSATION

    The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its fixed stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through December 31, 2000, and options assumed in connection with the acquisition of SupplierMarket, the Company has recorded deferred stock-based compensation of approximately $38.4 million and $124.6 million, respectively, for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options, respectively. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally four years. Amortization expense recognized for the three months ended December 31, 2000 and 1999 totaled $20.3 million and $4.7 million, respectively.

COMPREHENSIVE INCOME

    SFAS No. 130, REPORTING COMPREHENSIVE INCOME, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three months ended December 31, 2000 and 1999 are as follows (in thousands):

                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
Net loss....................................................  $(347,624)  $(10,334)
Unrealized gain (loss) on securities........................        542       (371)
Foreign currency translation adjustments....................       (913)       (12)
                                                              ---------   --------
Comprehensive loss..........................................  $(347,995)  $(10,717)
                                                              =========   ========

                          ARIBA, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED)
    Tax effects of other comprehensive loss are not considered material.

    The components of accumulated other comprehensive loss are as follows (in thousands):

                                                                         AS OF
                                                              ----------------------------
                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2000
                                                              ------------   -------------
Unrealized loss on securities...............................     $  (203)        $(745)
Foreign currency translation adjustments....................      (1,086)         (173)
                                                                 -------         -----
Accumulated other comprehensive loss........................     $(1,289)        $(918)
                                                                 =======         =====

NOTE 8--NET LOSS PER SHARE

    The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
Net loss....................................................  $(347,624)  $(10,334)
                                                              ---------   --------
Basic and diluted:
  Weighted-average common shares outstanding................    249,588    183,172
  Less: Weighted-average common shares subject to
    repurchase..............................................     (9,651)   (27,192)
  Less: Weighted-average shares held in escrow related to
    acquisitions............................................     (4,652)        --
                                                              ---------   --------
Weighted-average common shares used in computing basic and
  diluted net loss per common share.........................    235,285    155,980
                                                              =========   ========
Basic and diluted net loss per common share.................  $   (1.48)  $  (0.07)
                                                              =========   ========

    The weighted-average exercise price of stock options outstanding was $33.34 and $12.23 as of December 31, 2000 and 1999, respectively. The weighted average repurchase price of unvested stock was $0.45 and $0.42 as of December 31, 2000 and 1999, respectively. The weighted average exercise price of warrants was $85.12 and $1.65 as of December 31, 2000 and 1999, respectively.

    At December 31, 2000 and 1999, 62,038,000 and 66,388,000 potential common shares respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive. Further, the potential common shares for the three months ended December 31, 2000 exclude 10,943,389 shares which would be issuable under certain warrants contingent upon completion of certain milestones.

NOTE 9--INCOME TAXES

    The Company's current estimate of its annual effective tax rate on anticipated operating income for the 2001 tax year is 38%. The estimated annual effective tax rate of 38% has been used to record the provision for income taxes for the three month period ended December 31, 2000 compared with an

                          ARIBA, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 9--INCOME TAXES (CONTINUED)
effective tax rate of nil% used to record the provision for income taxes for the comparable year-ago period. The increase in our effective rate is due to the existence of taxable U.S. income in the current quarter whereas in previous periods our only taxable income was in foreign juridictions. Approximately, $7.0 million of the Company's income tax provision relates to the tax benefit from employee stock option deductions which has been credited to additional paid in capital.

NOTE 10--RECENT PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards,
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. To date, the Company has not invested in derivative instruments and has not engaged in hedging activities. Accordingly, the effects of adopting SFAS No. 133 did not have an impact on the Company's financial position, results of operations or cash flows. The Company adopted SFAS No. 133 in the first quarter of fiscal 2001 in accordance with SFAS
No. 137, which delayed the required implementation of SFAS No. 133 for one year. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". FASB 138 addresses certain issues related to the implementation of FAS 133, but did not change the basic model of FAS 133 or further delay the implementation of FAS 133.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." SAB 101 will not be effective until the Company's fourth fiscal quarter of 2001. The Company is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations and does not expect it to be significant.

NOTE 11--SUBSEQUENT EVENTS

    On January 29, 2001, the Company signed a definitive agreement to acquire Agile Software Corporation, ("Agile"), a leading provider of collaborative commerce solutions. The acquisition, which is subject to the approval of the Company's and Agile's stockholders, will be accounted for using the purchase method of accounting and accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The estimated purchase price of approximately
$3.0 billion will consist of approximately $2.5 billion of the Company's common stock and assumed stock options with a fair value of $466.0 million, based upon an average of the closing market price of the Company's common stock over a period of two days prior to and two days after the proposed transaction was announced ($38.83) and other estimated acquisition related expenses of approximately $21.0 million. The Company expects that the acquisition will close in the quarter ending June 30, 2001. The purchase price assumed for the Agile acquisition is an estimate and could change primarily as a result of the actual number of shares of Ariba common stock that is ultimately issued to the stockholders of Agile.

                          ARIBA, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 11--SUBSEQUENT EVENTS (CONTINUED)
    On February 9, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, Ariba employees will be given the opportunity, if they so choose, to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date. The exercise price of these new options will be equal to the fair market value of the Company's common stock on the date of grant, which will not be later than October 15, 2001. The exchange program has been organized to comply with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" and is not expected to result in any additional compensation charges or variable plan accounting. Members of the Company's Board of Directors and its officers and senior executives, are not eligible to participate in this program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Risk Factors" and the risks discussed in our other Securities Exchange Commission ("SEC") filings, including our Registration Statement in our Annual Report on Form 10-K filed December 29, 2000 with the SEC.

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

    Through December 31, 2000, our revenues have been principally derived from licenses of our products, from maintenance and support contracts and from the delivery of implementation consulting and training services. Customers who license Ariba Buyer and our other products, such as Ariba Marketplace, also generally purchase maintenance contracts which provide software upgrades and technical support over a stated term, which is usually a twelve-month period. Customers may purchase implementation services from us, but we continue to expect to increasingly rely on third-party consulting organizations to deliver these services directly to our customers. We also offer fee-based training services to our customers.

    On October 1, 1997, we adopted Statement of Position, or SOP, 97-2, SOFTWARE REVENUE RECOGNITION, which supersedes SOP 91-1, SOFTWARE REVENUE RECOGNITION. On October 1, 1999, we adopted Statement of Position, or SOP, 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which amends SOP 97-2 and supercedes SOP 98-4. The adoption of SOP 97-2 and SOP 98-9 has not had a material effect on our operating results. SOP 97-2 SOFTWARE REVENUE RECOGNITION, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on the evidence that is specific to the vendor. License revenue allocated to software products generally is recognized upon delivery of the products or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which fair values have not been established. Revenue allocated to maintenance is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed. If evidence of fair value does not exist for all elements of a license agreement and maintenance is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue from hosted software agreements are recognized ratably over the term of the hosting arrangement. The proportion of revenues recognized upon delivery has increasingly evolved to a level, that is more standard in the enterprise software business, resulting in less ratable recognition in the current period compared to the same period last year.

    If we provide other services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized using the percentage of completion method in accordance with the provisions of SOP 81-1, ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION TYPE AND CERTAIN PRODUCTION TYPE CONTRACTS. Such contracts typically consist of implementation management services and are generally on a time and materials basis with a few fixed fee contracts entered into in fiscal 1998 and 1997. The contracts are not subject to renegotiation and range from 5 to 24 months in duration. Revenues and costs are recognized based on the labor hours incurred to date compared to total estimated labor hours for the contract. Contract costs include all direct material, direct labor and indirect costs related to contract performance. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates. Commencing in fiscal year 2000, we have relied principally on third party consultants to manage implementations of our products for our customers. In the quarter ended December 31, 2000, there were no contracts accounted for under SOP 81-1.

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

    On January 29, 2001, the Company signed a definitive agreement to acquire Agile Software Corporation, the leading provider of collaborative commerce solutions. The acquisition, which is subject to the approval of the Company's and Agile's stockholders, will be accounted for using the purchase method of accounting and accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The estimated purchase price of approximately $3.0 billion will consist of approximately $2.5 billion of the Company's common stock and assumed stock options with a fair value of $466.0 million, based upon an average of the closing market price of the Company's common stock over a period of two days prior to and two days after the proposed transaction was announced ($38.83) and other estimated acquisition related expenses of approximately $21.0 million. The Company expects that the acquisition will close in the quarter ending June 30, 2001. The purchase price assumed for the Agile acquisition is an estimate and could change primarily as a result of the actual number of shares of Ariba common stock that is ultimately issued to the stockholders of Agile.

    Also included in our operating expenses is the non-cash expense for business partner warrants. This non-cash expense relates to warrants that have been earned by our business partners. If and when it becomes probable that the business partner will earn any warrants, we recognize a non-cash expense for these warrants. See Note 7 of Notes to Condensed Consolidated Financial Statements for more detailed information.

    Although revenues have consistently increased from quarter to quarter, we have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments, for the amortization of our goodwill and other intangible assets and for our business partner warrants. As a result, we have incurred significant losses since inception, and as of December 31, 2000, had an accumulated deficit of approximately $1.2 billion. We believe our success is contingent on increasing our customer base and developing our products and services. We intend to continue to invest heavily in sales, marketing, research and development and, to a lesser extent, support infrastructure. We also will have significant expenses going forward related to the amortization of our goodwill and other intangible assets, and we may continue to have substantial non-cash expenses related to the issuance of warrants to purchase our common stock. These warrant related expenses will not be recognized until the warrants are earned and will fluctuate depending on the market value of our common stock. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

    We had 1,985 full-time employees as of December 31, 2000 and our expansion has placed significant demands on our management and operational resources. To manage this rapid growth and increased demand, we must invest in and implement scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect any future expansion to continue to challenge our ability to hire, train, manage and retain our employees.

    In connection with the granting of stock options to our employees and in connection with stock options issued related to the SupplierMarket acquisition, we recorded deferred stock-based compensation totaling approximately
$163.0 million from inception through December 31, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. During the three months ended December 31, 2000 and 1999, we recorded $20.3 million and $4.7 million, respectively, of related stock-based compensation amortization expense. As of December 31, 2000, we had an aggregate of approximately $108.1 million of related deferred compensation to be amortized. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through fiscal 2004. The amortization of stock-based compensation is presented as a separate component of operating expenses in our Condensed Consolidated Statements of Operations.

    In connection with our recent acquisitions and our entering into intellectual property agreements and business partner agreements with independent third parties, we recorded goodwill and other intangible assets of approximately $4.0 billion. These assets are being amortized over their estimated useful lives ranging from three to five years. During the three months ended December 31, 2000, we recorded $331.9 million of amortization expense for these assets, of which $328.5 million was recorded as amortization of goodwill and other intangible assets and the remaining $3.4 million was recorded as business partner warrant expense on our Condensed Consolidated Statements of Operations. As of December 31, 2000, we had an aggregate of approximately $3.0 billion of goodwill and other intangible assets remaining to be amortized for these assets. The amortization of the remaining goodwill and other intangible assets will result in additional charges to operations through the quarter ending September 30, 2003. The amortization of goodwill and other intangible assets is presented as a separate component of operating expenses in our Condensed Consolidated Statements of Operations. See Note 3 of Notes to Condensed Consolidated Financial Statements for more detailed information.

    In February 2000, in connection with a sales and marketing alliance agreement with a third party, we issued warrants to purchase up to 4,800,000 shares of our common stock. The warrants vest upon attainment of certain milestones related to revenue targets. As of December 31, 2000, the first milestone had been attained resulting in the vesting of 1,400,000 shares underlying the warrant. The fair value of the warrants to purchase the 1,400,000 shares of our common stock amounted to $31.6 million, which is recorded as an intangible asset. This intangible asset will be amortized over the remaining life of the five year agreement, which is 49 months, using the straight-line method and resulting in a quarterly amortization of approximately $1.9 million. As of December 31, 2000, $646,000 was amortized as a business partner warrant expense. The remaining $31.0 million, as of December 31, 2000 will be amortized over the next 16 quarter term of the warrant.

    During the three months ended December 31, 2000, approximately $2.8 million was amortized as a business partner warrant expense in connection with the fair market value of a warrant issued to a third party in fiscal 2000. This intangible asset is being amortized over the life of the agreement of five years. The remaining $47.8 million, as of December 31, 2000 will be amortized over the next 17 quarter term of the warrant.

    In addition to the $3.4 million business partner warrant expense discussed above, we also had additional sales and marketing expense of $9.3 million for other business partner warrants for the three months ended December 31, 2000. These alliances were undertaken to broaden and accelerate adoption of our marketplace product. The entire $12.7 million of amortization expense is classified as business partner warrant expense on our Condensed Consolidated Statements of Operations. See Note 7 of Notes to Condensed Consolidated Financial Statements for more detailed information.

    In December 2000, our consolidated Japanese subsidiary, issued and sold 40% of its common stock for cash consideration of approximately $40.0 million to an outside party. See Note 5 of Notes to Condensed Consolidated Financial Statements.

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

STOCKHOLDERS' EQUITY

    On November 16, 1999 and March 2, 2000, the Board of Directors authorized a two-for-one stock split of our common stock, in the form of a stock dividend. The financial information included in this report has been restated to give effect to the stock splits.

    On February 9, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, Ariba employees will be given the opportunity, if they so choose, to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date. The exercise price of these new options will be equal to the fair market value of the Company's common stock on the date of grant, which will not be later than October 15, 2001. The exchange program has been organized to comply with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" and is not expected to result in any additional compensation charges or variable plan accounting. Members of the Company's Board of Directors and its officers and senior executives, are not eligible to participate in this program.

RESULTS OF OPERATIONS

    The following table sets forth certain statements of operations data in absolute dollars for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q which, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Form 10-K for our fiscal year ended September 30, 2000.

                                                              THREE MONTHS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                   2000             1999
                                                              --------------   --------------
Revenues:
  License...................................................    $ 128,911         $ 15,784
  Maintenance and service...................................       41,322            7,695
                                                                ---------         --------
    Total revenues..........................................      170,233           23,479
Cost of revenues:
  License...................................................        8,686              321
  Maintenance and service (exclusive of stock-based
    compensation expense of $1,494 and $344 for the three
    months ended December 31, 2000 and 1999,
    respectively)...........................................       22,645            3,121
                                                                ---------         --------
    Total cost of revenues..................................       31,331            3,442
                                                                ---------         --------
  Gross profit..............................................      138,902           20,037
                                                                ---------         --------
Operating expenses:
  Sales and marketing (exclusive of stock-based compensation expense of $7,723 and $2,163 for the three months ended
    December 31, 2000 and 1999, respectively and exclusive
    of $12,783 of business partner warrant expense for the
    three months ended December 31, 2000)...................       83,688           19,774
  Research and development (exclusive of stock-based
    compensation expense of $2,927 and $894 for the three
    months ended December 31, 2000 and 1999,
    respectively)...........................................       20,789            4,443
  General and administrative (exclusive of stock-based
    compensation expense of $8,187 and $1,318 for the three
    months ended December 31, 2000 and 1999,
    respectively)...........................................       16,395            3,421
  Amortization of goodwill and other intangible assets......      328,528               --
  Business partner warrants.................................       12,783               --
  Amortization of stock-based compensation..................       20,331            4,719
                                                                ---------         --------
    Total operating expenses................................      482,514           32,357
                                                                ---------         --------
  Loss from operations......................................     (343,612)         (12,320)
Other income, net...........................................        4,580            2,059
                                                                ---------         --------
  Net loss before income taxes..............................     (339,032)         (10,261)
Provision for income taxes..................................        8,592               73
                                                                ---------         --------
Net loss....................................................    $(347,624)        $(10,334)
                                                                =========         ========
Basic and diluted net loss per share........................    $   (1.48)        $  (0.07)
                                                                =========         ========
Weighted-average shares used in computing basic and diluted
  net loss per share........................................      235,285          155,980
                                                                =========         ========

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

LICENSE

    License revenues for the three months ended December 31, 2000 were $128.9 million, a 717% increase over license revenues of $15.8 million for the three months ended December 31, 1999. This increase was primarily attributable to continued market acceptance of and demand for our products, through internal growth and acquisitions, an increase in our customer base, expansion of our business outside the United States, expansion of our product offerings through acquisitions, an increase in sales to new customers resulting from increased headcount in our sales force, and the establishment of several strategic relationships.

MAINTENANCE AND SERVICE

    Maintenance and service revenues for the three months ended December 31, 2000 were $41.3 million, a 437% increase over maintenance and service revenues of $7.7 million for the three months ended December 31, 1999, respectively. This increase was primarily attributable to the increased licensing activity described above, which has resulted in increased revenues from customer implementations and maintenance contracts and, to a lesser extent, accelerated customer implementations and renewals of recurring maintenance.

    During the three months ended December 31, 2000 and 1999, no customer and two customers, respectively, accounted for more than 10% of total revenues. Revenues from international sales were approximately $43.0 million and $8.0 million for the three months ended December 31, 2000 and 1999. Our international revenues were derived from sales in Canada, Europe, Asia, Asia Pacific and Latin America.

COST OF REVENUES

LICENSE

    Cost of license revenues were $8.7 million for the three months ended December 31, 2000, an increase of 2,606% over cost of license revenues of $321,000 for the three months ended December 31, 1999. The increase in the cost of license revenues was primarily attributable to royalties due to third parties for integrated technology, increased co-sale fees due to increasing alliance partner sales and increased product related costs due to major upgrade introductions.

MAINTENANCE AND SERVICE

    Cost of maintenance and service revenues were $22.6 million in the three months ended December 31, 2000, an increase of 626% over cost of maintenance and service revenues of $3.1 million for the three months ended December 31, 1999. The increase was primarily attributable to personnel costs associated with increases in the number of implementation, training and technical support personnel from our internal growth and as a result of our acquisitions and due to an increase in licensing activity resulting in increased implementation, customer support and training costs.

OPERATING EXPENSES

SALES AND MARKETING

    During the three months ended December 31, 2000, sales and marketing expenses were $83.7 million, an increase of 323% over sales and marketing expenses of $19.8 million for the three months ended December 31, 1999.

    The increase was primarily attributable to increased compensation for sales and marketing personnel as a result of increased sales through internal growth and acquisitions, increases in management bonuses, expanded marketing programs for tradeshows and customer advisory council meetings, fees paid to outside professional service providers, the expansion of our corporate headquarters and international sales offices, an increase in our allowance for doubtful accounts and, to a lesser extent, related overhead. For the quarters ended September 30, 2000 and December 31, 2000, we recorded a provision for doubtful accounts of approximately $13.8 million and $12.9 million, respectively, as a result of the effects of the economic slowdown and its impact on the operations of certain emerging e-commerce customers. We believe these expenses will continue to increase in absolute dollar amounts in future periods as we expect to continue to expand our sales and marketing efforts.

RESEARCH AND DEVELOPMENT

    During the three months ended December 31, 2000, research and development expenses were $20.8 million, an increase of 368% over research and development expenses of $4.4 million for the three months ended December 31, 1999.

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

GENERAL AND ADMINISTRATIVE

    During the three months ended December 31, 2000, general and administrative expenses were $16.4 million, an increase of 379% over general and administrative expenses of $3.4 million for the three months ended December 31, 1999.

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

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

    Our acquisitions of TradingDynamics, Tradex and SupplierMarket were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired. The aggregate amortization of goodwill and these other intangible assets was $262.9 million for the three months ended December 31, 2000. There were no acquisitions in fiscal 1999.

    In fiscal 2000, we sold 5,142,858 shares of common stock with a fair market value of $834.4 million to an independent third party in connection with an intellectual property agreement. As part of the sale we received intellectual property and $47.5 million in cash. The intellectual property is valued at the difference between the fair market value of the stock being exchanged and the cash received, which is $786.9 million. This amount is classified within other intangible assets and is being amortized over three years based on the terms of the related intellectual property agreement. The aggregate amortization of this intellectual property agreement was $65.6 million for the three months ended December 31, 2000.

    The related amortization of goodwill and other intangible assets totaled $331.9 million for the three months ended December 31, 2000. This amount includes $3.4 million in amortization of business partner warrants which are included as a business partner warrant expense. There was no amortization of goodwill and other intangible assets during the first quarter of fiscal 1999. See Note 7 of Notes to Condensed Consolidated Financial Statements for detailed information.

    We anticipate that future amortization of goodwill and other intangibles associated with acquisitions and strategic relationships will continue to be amortized on a straight-line basis over their expected useful lives ranging from three years to five years, respectively. The remaining $3.0 billion of goodwill and other intangible assets as of December 31, 2000 will be amortized on a straight line basis though the quarter ending December 2004 until the related goodwill and other purchased intangibles are fully amortized. It is likely we may continue to expand our business through acquisitions including our recently announced agreement to acquire Agile, and internal development. Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional charges related to these assets.

STOCK-BASED COMPENSATION

    We recognized stock-based compensation expense associated with stock options granted to employees with an exercise price below market value on the date of grant and unvested stock options issued to employees in conjunction with the consummation of the August 2000 SupplierMarket acquisition. These amounts are included as a component of stockholders' equity and are being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation
No. 28. The amortization of stock-based compensation is presented as a separate component of operating expenses in our Condensed Consolidated Statements of Operations. Amortization of stock-based compensation consists of the following for the three months ended December 31, (in thousands):

                                                                2000       1999
                                                              --------   --------
Cost of revenues............................................  $ 1,494     $  344
Sales and marketing.........................................    7,723      2,163
Research and development....................................    2,927        894
General and administrative..................................    8,187      1,318
                                                              -------     ------
Total.......................................................  $20,331     $4,719
                                                              =======     ======

    As of December 31, 2000, we had an aggregate of approximately
$108.1 million of deferred stock-based compensation remaining to be amortized.

BUSINESS PARTNER WARRANTS

    We have issued warrants for the purchase of our common stock to certain business partners which vest either immediately or based upon the achievement of certain milestones related to targeted revenue amounts for sales of our products to third party-users. During the three months ended December 31, 2000, we recognized business partner warrant expenses associated with three sales and marketing alliance agreements in the aggregate amount of $12.7 million. See Note 7 of Notes to Condensed Consolidated Financial Statements for more detailed information.

    In the quarter ended June 30, 2000, 1,936,000 shares of our common stock, underlying a warrant, were earned upon signing of a sales and marketing alliance agreement. A total of $56.2 million was recorded as an intangible asset for this sales and marketing alliance based on the fair market value of the warrant. This intangible asset is being amortized over the life of the agreement of five years and resulted in $2.8 million amortization during the three months ended December 31, 2000. As of December 31, 2000, an intangible asset of $47.8 million remains to be amortized over the next 17 quarters relating to this warrant.

    In quarter ended December 31, 2000, 1,400,000 shares of our common stock, underlying a warrant were earned upon the release of certain escrowed license fees. A total of $31.6 million was recorded as an intangible asset for this sales and marketing alliance based on the fair market value of the warrant. This intangible asset is being amortized over the remaining life of the agreement of 49 months and resulted in a $646,000 amortization to business partner warrants expense during the three months ended December 31, 2000.

    During the three months ended December 31, 2000, 725,183 shares of our common stock underlying a contingent warrant were earned upon attainment of certain milestones related to revenue targets. A total of $9.3 million of expense was recorded for the three months ended December 31, 2000.

OTHER INCOME, NET

    Other income, net consists of interest income, interest expense and other non-operating expenses. During the three months ended December 31, 2000, other income, net was $4.7 million, an increase of 130% over other income, net of $2.0 million for the three months ended December 31, 1999. This increase is primarily attributable to interest income resulting from higher average cash balances during the quarter ended December 31, 2000.

PROVISION FOR INCOME TAXES

    The Company's current estimate of its annual effective tax rate on anticipated operating income for the 2001 tax year is 38%. The estimated annual effective tax rate of 38% has been used to record the provision for income taxes for the three month period ended December 31, 2000 compared with an effective tax rate of nil% used to record the provision for income taxes for the comparable year-ago period. The increase in our effective rate is due to the existence of taxable U.S. income in the current quarter whereas in previous periods our only taxable income was in foreign juridictions. Approximately, $7.0 million of our income tax provision relates to the tax benefit from employee stock option deductions which has been credited to additional paid in capital.

MINORITY INTEREST

    In December 2000, the Company's consolidated subsidiary, Nihon Ariba, K.K., issued and sold 38,000 shares, or 40% of its common stock, for cash consideration of approximately $40.0 million to an outside party. Prior to the transaction, the Company held 100% of the equity of Nihon Ariba K.K. Nihon Ariba K.K.'s operations consist of the marketing, distribution, service and support of the Company's products in Japan. As a result of the transaction, the Company recorded approximately $24.3 million, net of minority interest of approximately $15.8 million, in its condensed consolidated statement of stockholders' equity in order to adjust its investment in and to reflect its share of the net assets of Nihon Ariba K.K. In addition, the Company recognized as other income approximately $154,000 as the minority interest's share of Nihon Ariba K.K.'s income.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2000, we had $304.5 million in cash, cash equivalents and short-term investments, $103.4 million in long-term investments, $44.0 million in restricted cash and $183.2 million in working capital. In the quarter ended December 31, 2000, we received $40.0 million in cash and cash equivalents from the issuance of common stock in our Japanese subsidiary to an outside party. We also continue to fund our operations through our cash from operating activities. As of December 31, 2000, we had outstanding lease liabilities of $803,000.

    Net cash provided by operating activities was approximately $20.7 million for the three months ended December 31, 2000. Net cash provided by operating activities for the three months ended December 31, 2000 was primarily attributed to an increase in, deferred revenue from customer payments that were not recognized as revenue, accrued liabilities, accrued compensation and related liabilities and to a lesser extent, by increases in accounts payable. These cash flows provided by operating activities were partially offset by the net loss for the year (less non-cash expenses), increases in accounts receivable and, to a lesser extent, increases in prepaid expenses and other assets for the three months ended December 31, 2000.

    Net cash used in investing activities was approximately $115.7 million for the three months ended December 31, 2000. Cash used in investing activities during the three months ended December 31, 2000 primarily reflects purchases of property and equipment, purchases of investments and increase in restricted cash.

    Net cash provided by financing activities was approximately $55.0 million for the three months ended December 31, 2000, primarily from the issuance of common stock in our Japanese subsidiary to an outside party and by proceeds from the exercise of stock options.

    Capital expenditures, including capital leases, were $21.2 million and $5.7 million for the three months ended December 31, 2000 and 1999, respectively. Our capital expenditures consisted of purchases of operating resources to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our capital expenditures will continue to increase in the future. We, currently, estimate that planned capital expenditures for fiscal 2001 will be approximately $63.8 million, but that amount is subject to change.

    In March 2000, the Company entered into a new facility lease agreement for approximately 716,000 square feet currently under construction. The lease term commences upon possession through twelve years, which is estimated to be March 31, 2013. The Company currently expects possession to occur in phases as each building is completed. The first two buildings are expected to be delivered in the quarter ending March 31, 2001 and the remaining buildings in the quarter ending June 30, 2001. Lease payments will be made on an escalating basis with the total future minimum lease payments amounting to $387.3 million over the lease term. The Company will also have to contribute a significant amount towards construction costs of the facility. As of December 31, 2000, the Company has paid $27.7 million for improvements to the facility. The total estimated cost of improvements is approximately $115.0 million, but is subject to change. As part of this agreement, the Company is required to hold a certificate of deposit as a form of security totaling $40.0 million which is classified as restricted cash on the Condensed Consolidated Balance Sheet.

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

RISK FACTORS

    In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Ariba and its business because such factors currently may have a significant impact on Ariba's business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in Ariba's other Securities and Exchange Commission filings including our Form 10-K for our fiscal year ended September 30, 2000, actual results could differ materially from those projected in any forward-looking statements.

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

    WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR SIGNIFICANT ADDITIONAL
     LOSSES IN THE FUTURE.

    We had an accumulated deficit of approximately $1.2 billion as of December 31, 2000, including $361.6 million in non-cash costs in the quarter ended December 31, 2000, for amortization of goodwill and other intangible assets resulting from acquisitions, stock-based compensation expense and business partner warrant expense. We expect to derive substantially all of our revenues for the foreseeable future from licensing our products and from transaction-based revenue. Although our licensing revenues have grown significantly in recent quarters, we do not believe that our prior growth rates are sustainable or indicative of future operating results. In fact, we may not have any revenue growth, and our revenues could decline. Over the longer term, we expect to derive more of our revenues from revenues related to network access, network services and independent Internet marketplaces, which are based on unproven business models. Moreover, we expect to incur significant sales and marketing, research and development, and general and administrative expenses. In the future, we will continue to incur substantial non-cash costs relating to the amortization of deferred compensation, amortization of our goodwill and other intangible assets and we may incur significant non-cash costs related to the issuance of warrants to purchase our common stock. As of December 31, 2000, we had an aggregate of $108.1 million of deferred compensation and $3.0 billion of goodwill and other intangible assets to be amortized. As a result, we expect to incur significant losses for the foreseeable future. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to the Condensed Consolidated Financial Statements."

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

    - Integration of our recent acquisitions and any future acquisitions including the acquisition of Agile;

    - Ability to expand our sales and marketing operations, including hiring additional sales personnel;

    - Timing of sales of our products and services, including the recognition of a significant portion of our sales at the end of the quarter;

    - Customers purchasing larger, more strategic contracts to meet our revenue targets,

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

    Ariba Buyer and Ariba Marketplace are enterprise-wide solutions that must be deployed with many users within a buying organization. Their implementation by buying organizations is complex, time consuming and expensive. In many cases, our customers must change established business practices and conduct business in new ways. In addition, they must generally consider a wide range of other issues before committing to purchase our products, including product benefits, ease of installation, ability to work with existing computer systems, ability to support a larger user base, functionality and reliability. Furthermore, because we are one of the first companies to offer an Internet-based operating resource management system and other B2B electronic commerce solutions, many customers will be addressing these issues for the first time in the context of implementing these solutions. As a result, we must educate potential customers on the use and benefits of our products and services. In addition, we believe that the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer organization. The implementation and deployment of our products requires a significant commitment of resources by our customers and third-party and/or our professional services organizations. Because we target different sized customers, our sales cycles typically average approximately five to nine months for our different product offerings.

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

    WE DEPEND ON STRATEGIC RELATIONSHIPS WITH OUR PARTNERS

    We have established strategic reselling, ASP, and hosting and joint venture relationships with some outside companies. These companies are entitled to resell and/or host our products to their customers. These relationships are new and this strategy is unproven. We cannot be assured that any of these resellers, ASP partners, or hosts or other partners or those we may contract with in the future, will be able to resell our products to an adequate number of customers. If our current or future strategic partners are not able to successfully resell our products our business could be seriously harmed. We have formed strategic alliance relationships with IBM and i2 Technologies to integrate our technologies and work together to market and sell targeted solutions. We also have strategic relationships with Softbank as a minority shareholder of our Japanese subsidiary Nihon Ariba K.K., and with Telefonica in Europe and Latin America. We plan to expand our strategic relationships both domestically and internationally. As part of these agreements, we will be deploying critical employee resources to help promote these alliances. There is no guarantee that these alliances will be successful in creating a larger market for our product offerings. If these alliances are not successful, our business, operating results and financial position could be seriously harmed.

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

    In the quarter ended March 31, 2000, we completed our acquisitions of TradingDynamics, a leading provider of business-to-business Internet trading applications, and Tradex, a leading provider of solutions for net markets, respectively. In the quarter ended September 30, 2000, we completed our acquisition of SupplierMarket.com, a leading provider of online collaborative sourcing technologies. On January 29, 2001, we signed a definitive agreement to acquire Agile Software Corporation, a leading provider of collaborative commerce solutions. We expect that the Agile acquisition will close in the quarter ending June 30, 2001. We may find it necessary or desirable to acquire additional businesses, products, or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition, or integrate the acquired business, products or technologies into our existing business and operations. If our efforts are not successful, it could seriously harm our business.

    Completing any potential future acquisitions, including the acquisition of Agile, and integrating our existing acquisitions will cause significant diversions of management time and resources. In particular, the acquisition of Tradex requires the integration of two large, geographically distant organizations. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, including the acquisition of Agile, our equity could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, to consummate any acquisition. Financing for future acquisitions may not be available on favorable terms, or at all. In addition, in connection with our recent, pending and possibly future acquisitions we will or may be required to amortize significant amounts of goodwill and other intangible assets, which will negatively effect the operating income of our business. As of December 31, 2000, we had an aggregate of $3.0 billion of goodwill and other intangible assets remaining to be amortized of which a majority relates to our acquisitions. The amortization of the remaining goodwill and other intangible assets will result in additional charges to operations through the quarter ending September 30, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

    We develop products in the United States and market our products in the United States, Latin America, Europe, Canada, Australia and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

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

    The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of the Company's investment portfolio (in thousands except for interest rates).

                        YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS, EXCEPT      2001           2002           2003           2004           2005       THEREAFTER    TOTAL
INTEREST RATES)        ------------   ------------   ------------   ------------   ------------   ----------   --------
Cash equivalents.....    $170,860        $    --        $    --       $      --      $      --    $      --    $170,860
  Average interest
    rate.............        5.34%            --             --              --             --           --        5.34%
Investments..........    $160,000        $49,803        $21,025              --             --           --    $230,829
  Average interest
    rate.............        6.30%          6.51%           8.3%             --             --           --        6.39%
                         --------        -------        -------       ---------      ---------    ---------    --------
Total investment
  securities.........    $330,861        $49,803        $21,025       $      --      $      --    $      --    $401,689
                         ========        =======        =======       =========      =========    =========    ========

    Note that these amounts exclude equity investments as described below.

OTHER INVESTMENTS

    Equity investments consist of investments in publicly traded companies for which the company does not have the ability to exercise significant influence are classified as available-for-sale and stated at fair value based on quoted market rates. Adjustments to the fair value of available-for-sale investments are recorded as a component of other comprehensive income. As of December 31, 2000 and 1999, investments in publicly traded companies totaled approximately $40,000 and $0, respectively.

    At December 31, 2000 and 1999, the Company also held approximately
$30.0 million and $0, respectively, of common stock, preferred stock and warrants of various private companies, some of which are business partners. These investments are accounted for using the cost method and are classified as long-term investments. These investments are reviewed each reporting period for impairment and, if appropriate, written down to their estimated fair value. Some of these equity securities vest upon the attainment of certain milestones primarily related to the attainment of revenue targets in connection with the use of the Company's products. The shares underlying those milestones for which achievement is considered probable are remeasured at each subsequent reporting date until each revenue target threshold is achieved and the related underlying shares vest, at which time that tranche of the equity investment is determinable and recorded.

    During the quarter ended December 31, 2000, the Company also sold common stock held in two public companies for proceeds of approximately $310,000. The common stock is subject to significant risk based on the recent volatility of stock markets around the world. This remainder of these investments are classified as long-term investments as of December 31, 2000.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

    Not applicable.

ITEM 2. Changes in Securities and Use of Proceeds

(a) Modification of Constituent Instruments

    Not applicable.

(b) Change in Rights

    Not applicable.

(c) Issuances of Securities

    During the quarter ended December 31, 2000, we issued an aggregate of 2,591,544 shares of our common stock upon the exercise of outstanding options to purchase our common stock. A portion of those shares were issued pursuant to an exemption by reason of Rule 701 under the Securities Act of 1933.

(d) Use of Proceeds

    Not applicable.

ITEM 3. Defaults Upon Senior Securities

    Not applicable.

ITEM 4. Submission of Matters to a Vote of Securities Holders

    The Company held a special meeting of stockholders in Mountain View, California on November 1, 2000. Of the 247,094,379 shares outstanding as of the record date, 210,180,026 shares were present or represented by proxy at this meeting. At this meeting the following action was voted upon:

(a) To approve an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 600,000,000 to 1,500,000,000.

         FOR                AGAINST             ABSTAIN
         ---                -------             -------
     182,991,520          27,037,173            151,333

ITEM 5. Other information

    Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

 4.5*   Shareholders Agreement, dated October 19, 2000, by and among
          Softbank Corp., Softbank E-Commerce Corp., the Registrant
          and Nihon Ariba K.K.
10.16*  Stock Purchase Agreement, dated October 19, 2000, by and among Nihon Ariba K.K., Softbank Corp. and Softbank
          E-Commerce Corp.
10.17   Offer Letter, dated November 22, 2000, by and between the
          Registrant and Robert M. Calderoni.
10.18*  Letter Agreement, dated November 29, 2000, by and between the Registrant and Edward P. Kinsey.
10.19   Warrant Termination Agreement, dated December 21, 2000, by and among Electronic Data Systems Corporation, EDS CoNext,
          Inc. and the Registrant.

    * Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

       Not Applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ARIBA, INC.

Date: February 14, 2001                       By: /s/ ROBERT M. CALDERONI
                                              ----------------------------------------------
                                              Robert M. Calderoni
                                              Executive Vice-President and Chief Financial Officer
                                              (Principal Financial and Accounting Officer)

                                 EXHIBITS INDEX

EXHIBIT
  NO.                           EXHIBIT TITLE
-------  ------------------------------------------------------------
  4.5*   Shareholders Agreement, dated October 19, 2000, by and among
           Softbank Corp., Softbank E-Commerce Corp., the Registrant
           and Nihon Ariba K.K.
 10.16*  Stock Purchase Agreement, dated October 19, 2000, by and among Nihon Ariba K.K., Softbank Corp., and Softbank
           E-Commerce Corp.
 10.17   Offer Letter, dated November 22, 2000, by and between the
           Registrant and Robert M. Calderoni.
 10.18*  Letter Agreement, dated November 29, 2000, by and between the Registrant and Edward P. Kinsey.
 10.19   Warrant Termination Agreement, dated December 21, 2000, by and among Electronic Data Systems Corporation, EDS CoNext,
           Inc. and the Registrant.

    * Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.