Form 10-Q
period 2001-03-31
ARIBA INC
filed 2001-05-15
CIK 1084755

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                          THE SECURITIES ACT OF 1934

                     For the Quarter Ended March 31, 2001
                       Commission File Number 000-26299

                               ----------------

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [_]

  On April 30, 2001, 254,279,823 shares of the registrant's common stock were issued and outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  ARIBA, INC.

                                     INDEX

                                                                       Page No.
                                                                       --------
 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements
         Condensed Consolidated Balance Sheets at March 31, 2001 and
         September 30, 2000.........................................       3
         Condensed Consolidated Statements of Operations for the
         three and six month periods ended March 31, 2001 and 2000..       4
         Condensed Consolidated Statements of Cash Flows for the six
         month periods ended March 31, 2001 and 2000................       5
         Notes to the Condensed Consolidated Financial Statements...       6
 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................      21
 Item 3. Quantitative and Qualitative Disclosures About Market
         Risk.......................................................      47
 PART II. OTHER INFORMATION
 Item 1. Legal Proceedings..........................................      49
 Item 2. Changes in Securities and Use of Proceeds..................      49
 Item 3. Defaults Upon Senior Securities............................      49
 Item 4. Submission of Matters to a Vote of Securities Holders......      49
 Item 5. Other Information..........................................      50
 Item 6. Exhibits and Reports on Form 8-K...........................      50
         SIGNATURES.................................................      51

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                          ARIBA, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (unaudited)

                                                     March 31,   September 30,
                                                       2001          2000
                                                    -----------  -------------
ASSETS
Current assets:
  Cash and cash equivalents........................ $   123,053   $  195,241
  Short-term investments...........................     171,582       84,974
  Restricted cash..................................      15,099        3,500
  Accounts receivable, net.........................      57,026       61,892
  Prepaid expenses and other current assets........      33,563       26,817
                                                    -----------   ----------
    Total current assets...........................     400,323      372,424
Property and equipment, net........................     104,352       56,049
Long-term investments..............................      49,745       53,976
Restricted cash....................................      29,998       28,537
Other assets.......................................      10,984       42,754
Goodwill and other intangible assets, net..........   1,199,099    3,262,138
                                                    -----------   ----------
    Total assets................................... $ 1,794,501   $3,815,878
                                                    ===========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................. $    22,157   $   11,235
  Accrued compensation and related liabilities.....      65,836       54,439
  Accrued liabilities..............................      70,787       51,372
  Deferred revenue.................................      91,688      101,245
  Current portion of other long-term liabilities...         407          536
                                                    -----------   ----------
    Total current liabilities......................     250,875      218,827
Deferred revenue...................................     118,737       98,457
Other long-term liabilities, net of current
 portion...........................................         257          402
                                                    -----------   ----------
    Total liabilities..............................     369,869      317,686
                                                    -----------   ----------
Minority interest..................................      13,886          --
Commitments and Contingencies

Stockholders' equity:
  Common stock.....................................         506          495
  Additional paid-in capital.......................   4,509,883    4,466,325
  Deferred stock-based compensation................     (74,878)    (130,003)
  Accumulated other comprehensive loss.............      (4,258)        (918)
  Accumulated deficit..............................  (3,020,507)    (837,707)
                                                    -----------   ----------
    Total stockholders' equity.....................   1,410,746    3,498,192
                                                    -----------   ----------
    Total liabilities and stockholders' equity..... $ 1,794,501   $3,815,878
                                                    ===========   ==========

     See accompanying notes to condensed consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                  Three Months Ended       Six Months Ended
                                       March 31,               March 31,
                                 ----------------------  ----------------------
                                    2001        2000        2001        2000
                                 -----------  ---------  -----------  ---------
Revenues:
 License.......................  $    58,605  $  26,187  $   187,516  $  41,971
 Maintenance and service.......       32,048     13,855       73,370     21,550
                                 -----------  ---------  -----------  ---------
 Total revenues................       90,653     40,042      260,886     63,521
                                 -----------  ---------  -----------  ---------
Cost of revenues:
 License.......................        5,766      1,920       14,452      2,241
 Maintenance and service
  (exclusive of stock-based
  compensation expense of
  $1,365 and $281 and for the
  three months ended March 31,
  2001 and 2000 and $2,859 and
  $625 for the six months ended
  March 31, 2001 and 2000,
  respectively)................       21,025      4,527       43,670      7,648
                                 -----------  ---------  -----------  ---------
 Total cost of revenues........       26,791      6,447       58,122      9,889
                                 -----------  ---------  -----------  ---------
 Gross profit..................       63,862     33,595      202,764     53,632
                                 -----------  ---------  -----------  ---------
Operating expenses:
 Sales and marketing (exclusive
  of stock-based compensation
  expense of $4,541 and $1,741
  for the three months ended
  March 31, 2001 and 2000 and
  $12,264 and $3,904 for the
  six months ended March 31,
  2001 and 2000, respectively
  and exclusive of $1,160 and
  $13,943 of business partner
  warrants expense for the
  three and six months ended
  March 31, 2001)..............       79,954     35,020      163,642     54,794
 Research and development
  (exclusive of stock-based
  compensation expense of
  $2,640 and $637 for the three
  months ended March 31, 2001
  and 2000 and $5,567 and
  $1,531 for the six months
  ended March 31, 2001 and
  2000, respectively)..........       25,579      7,124       46,368     11,567
 General and administrative
  (exclusive of stock-based
  compensation expense of
  $7,151 and $712 for the three
  months ended March 31, 2001
  and 2000 and $15,338 and
  $2,030 for the six months
  ended March 31, 2001 and
  2000, respectively)..........       18,772      5,327       35,167      8,748
 Amortization of goodwill and
  other intangible assets......      327,571     98,287      656,099     98,287
 In-process research and
  development..................          --      12,750          --      12,750
 Business partner warrants.....        1,160        --        13,943        --
 Amortization of stock-based
  compensation.................       15,697      3,371       36,028      8,090
 Impairment of goodwill and
  other intangible assets and
  equity investments...........    1,433,292        --     1,433,292        --
 Merger related costs..........        9,185        --         9,185        --
                                 -----------  ---------  -----------  ---------
 Total operating expenses......    1,911,210    161,879    2,393,724    194,236
                                 -----------  ---------  -----------  ---------
 Loss from operations..........   (1,847,348)  (128,284)  (2,190,960)  (140,604)
 Interest income...............        5,693      2,721       11,560      4,828
 Interest expense..............         (122)       (87)        (173)      (130)
 Other income (expense)........          561         79         (675)        74
                                 -----------  ---------  -----------  ---------
 Net loss before income taxes..   (1,841,216)  (125,571)  (2,180,248)  (135,832)
Income tax (provision)
 benefit.......................        6,040       (369)      (2,552)      (442)
                                 -----------  ---------  -----------  ---------
Net loss.......................  $(1,835,176) $(125,940) $(2,182,800) $(136,274)
                                 -----------  ---------  -----------  ---------
Basic and diluted net loss per
 share.........................  $     (7.60) $   (0.70) $     (9.16) $   (0.81)
                                 -----------  ---------  -----------  ---------
Shares used in computing net
 loss per share--basic and
 diluted.......................      241,417    179,241      238,351    167,610
                                 ===========  =========  ===========  =========

     See accompanying notes to condensed consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                          Six Months Ended
                                                              March 31,
                                                        ----------------------
                                                           2001        2000
                                                        -----------  ---------
Operating activities:
Net loss..............................................  $(2,182,800) $(136,274)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
 Provision for doubtful accounts......................       20,109        --
 Depreciation and amortization........................      667,475    100,450
 In-process research and development..................          --      12,750
 Amortization of stock-based compensation.............       36,028      8,090
 Impairment of equity investments.....................       24,385        --
 Impairment of goodwill and other intangible assets...    1,408,907        --
 Non-cash warrant expense, net........................       12,133         14
 Minority interest in net income/(loss) of
  consolidated subsidiary.............................         (667)       --
Changes in operating assets and liabilities:
 Accounts receivable..................................      (16,265)     4,441
 Prepaid expenses and other assets....................       (4,861)    (5,652)
 Accounts payable.....................................       10,144      4,377
 Accrued compensation and related liabilities.........       11,397     13,168
 Other accrued liabilities............................       19,415      6,244
 Deferred revenue.....................................       11,403     24,389
                                                        -----------  ---------
Net cash provided by operating activities.............       16,803     31,997
                                                        -----------  ---------
Investing activities:
 Purchases of property and equipment, net.............      (59,678)   (12,254)
 Purchases of investments, net........................      (80,402)   (22,879)
 Cash acquired in purchase transactions...............          --      99,638
 Direct costs of purchase transactions................          --     (11,939)
 Allocation to restricted cash........................      (13,060)      (700)
                                                        -----------  ---------
Net cash (used in) provided by investing activities...     (153,140)    51,866
                                                        -----------  ---------
Financing activities:
 Repayments of long-term obligations..................         (275)      (444)
 Proceeds from issuance of common stock...............       28,112     54,141
 Proceeds from subsidiary stock offering..............       40,000        --
 Repurchase of common stock...........................          (61)       --
                                                        -----------  ---------
Net cash provided by financing activities.............       67,776     53,697
                                                        -----------  ---------
Net increase (decrease) in cash and cash equivalents..      (72,188)   137,519
Effect of foreign exchange rate changes ..............       (3,627)       (41)
                                                        -----------  ---------
Cash and cash equivalents at beginning of period......      195,241     50,284
                                                        -----------  ---------
Cash and cash equivalents at end of period............  $   123,053  $ 187,803
                                                        ===========  =========

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

 Basis of presentation

  The unaudited Condensed Consolidated Financial Statements of the Company have been prepared by the management of Ariba, Inc. and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. Certain amounts in the prior year and prior quarter financial statements have been reclassified to conform to the current year and current quarter presentation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations presented in the Company's Form 10-K for the year ended September 30, 2000, filed on December 29, 2000 with the Securities and Exchange Commission.

 Acquisitions

  To date, business combinations have been accounted for under the purchase method of accounting. The Company includes the results of operations of the acquired business from the acquisition date. Net assets of the companies acquired are recorded at their fair value at the acquisition date. The excess of the purchase price over the fair value of net assets acquired is included in goodwill and other purchased intangibles in the accompanying consolidated balance sheets. Amounts allocated to in-process research and development are expensed in the period in which the acquisition is consummated.

 Impairment of long-lived assets

  The Company periodically assesses the impairment of long-lived assets, including identifiable intangibles and related goodwill, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company also periodically assesses the impairment of enterprise level goodwill in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period, and the

Company's market capitalization relative to net book value. When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in its current business model.

 Revenue recognition

  Revenue consists of fees for licenses and subscriptions of the Company's software products, maintenance, hosted services, customer training and consulting. Cost of license revenue primarily includes product, delivery, and royalty costs. Cost of maintenance and service revenue consists primarily of labor costs for engineers performing implementation services and technical support and training personnel and facilities and equipment cost.

  The Company's primary software products are Ariba Buyer, Ariba Dynamic Trade, Ariba Marketplace Network Edition and Ariba Sourcing, the last two of which are hosted applications. The Company licenses these products through its direct sales force and indirectly through resellers. The Company's license agreements for such products do not provide for a right of return. The Company does not recognize revenue for refundable fee arrangements or arrangements with cancellation rights until such rights to refund or cancellation have expired. Historically, the Company has not offered such rights in any of its licensing arrangements. The products are either purchased under a perpetual license model or under a time-based license model. Access to the Ariba Commerce Services Network (ACSN) is available to all Ariba Buyer customers as part of their maintenance agreements. The ACSN allows customers to contact suppliers, access catalog information and route orders. The Company is in the process of developing value added commerce services which will be accessible through the ACSN, however revenues from such offerings have been insignificant to date.

  The Company recognizes revenue on its software products in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. The Company recognizes revenue when all of the following criteria are met; persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations by the Company with regard to implementation remain; the fee is fixed and determinable; and collectibility is probable. The Company considers all arrangements with payment terms extending beyond one year to not be fixed and determinable, and revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

  SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance and support services and professional services, based on the relative fair values of the elements specific to the Company. The Company's determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

  If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year) and revenue allocated to training and other service elements is recognized as the services are performed. Revenue from the hosted applications are recognized ratably over the term of the arrangement.

  Certain of the Company's perpetual and time-based licenses include unspecified additional products and/or payment terms that extend beyond twelve months. The Company recognizes revenue from perpetual and time-based licenses that include unspecified additional software products ratably over the term of the arrangement.

Revenue from those contracts with extended payment terms are recognized at the lesser of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fee was fixed or determinable.

  Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed. If the Company provides consulting services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized using the percentage of completion method in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Such contracts typically consist of implementation management services and are generally on a time and materials basis. The Company entered into a limited number of fixed fee contracts during fiscal year 1998 and earlier. The contracts are not subject to renegotiation and range from 5 to 24 months in duration. Revenues and costs are recognized based on the labor hours incurred to date compared to total estimated labor hours for the contract. Contract costs include all direct material, direct labor and indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates. Commencing in fiscal year 2000, third party consultants have managed implementation of the Company's products for its customers.

 Account Receivable

  Accounts receivable include amounts due from customers for which revenue has been recognized. Deferred revenue includes amounts received from customers for which revenue has not been recognized that generally results from the following: (1) deferred maintenance and support; (2) consulting or training services not yet rendered; and (3) license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized as revenue upon delivery of our product or as services are rendered.

 Equity instruments received in conjunction with licensing transactions

  Equity instruments received in conjunction with licensing transactions are recorded at their estimated fair market value and included in the measurement of the related license revenue in accordance with EITF 00-8, Accounting by a Grantee for an Equity Investment to Be Received in Conjunction with Providing Goods and Services.

Note 2--Accounts Receivable

  Accounts receivable consisted of the following (in thousands):

                                                        March 31,  September 30,
                                                          2001         2000
                                                        ---------  -------------
     Accounts receivable............................... $ 74,881     $ 75,683
     Allowance for doubtful accounts...................  (17,855)     (13,791)
                                                        --------     --------
     Accounts receivable, net.......................... $ 57,026     $ 61,892
                                                        ========     ========

  The provision for doubtful accounts is classified as sales and marketing expense in the Company's Condensed Consolidated Statements of Operations.

Note 3--Other Assets

  Other assets include investments in equity instruments of privately held companies which amounted to $5.6 million and $30.5 million as of March 31, 2001 and September 30, 2000, respectively. These equity investments held in private companies have been reclassified from long-term investments to other assets as of September 30, 2000 to conform to the current presentation. These investments are accounted for using the cost method and consist of common stock, preferred stock and warrants for common stock. Of these amounts, $2.8 million and $13.7 million at March 31, 2001 and September 30, 2000, respectively, were received as consideration in connection with licensing transactions with customers and business partners.

  The Company determines the fair value for common stock and preferred stock equity investments based on amounts paid by independent third parties in the investees' most recent capital transactions. The fair value of the common stock warrants received is determined using a Black-Scholes option pricing model with the following assumptions: risk-free rate of 5.83%, contractual life ranging from 2 to 4 years, expected dividend rate of 0% and volatility of 60%. The fair value of common stock underlying vested warrants totaled approximately $1.4 million and $4.4 million at March 31, 2001 and September 30, 2000, respectively. These investments are reviewed each reporting period for declines considered other-than-temporary, and, if appropriate, written down to their estimated fair value.

  During the three months ended March 31, 2001, the Company determined that these investments had incurred a decline in value that was other-than-temporary and reduced their carrying amounts to estimated fair value by a charge of $24.4 million to results of operations.

Note 4--Goodwill and Other Intangible Assets

  Goodwill and other intangible assets consisted of the following (in thousands):

                                                       March 31,   September 30,
                                                          2001         2000
                                                       ----------  -------------
     Goodwill......................................... $  921,614   $3,101,697
     Assembled workforce..............................     11,127       13,000
     Covenants not-to-compete.........................      1,300        1,300
     Trademarks.......................................        540        2,000
     Core technology..................................     17,392       20,200
     Intellectual property agreement..................    786,929      786,929
     Business partner warrants........................     31,916       31,221
                                                       ----------   ----------
                                                        1,770,818    3,956,347
     Less: accumulated amortization...................   (571,719)    (694,209)
                                                       ----------   ----------
     Goodwill and other intangible assets, net........ $1,199,099   $3,262,138
                                                       ==========   ==========

  The related amortization of goodwill and other intangible assets totaled $329.6 million and $661.5 million for the three and six months ended March 31, 2001, respectively. These amounts include $2.0 million and $5.4 million in amortization of business partner warrants which are included in the accompanying condensed consolidated statements of operations as business partner warrant expense for the three and six months ended March 31, 2001, respectively. Amortization of goodwill and other intangible assets for the three and six months ended March 31, 2000 totaled $98.3 million.

 Acquisitions

  TradingDynamics

  On January 20, 2000, the Company acquired TradingDynamics, Inc. ("TradingDynamics"), which provided business-to-business Internet trading applications, including business-to-business auction, request for quote, reverse auction, and bid/ask-style exchange mechanisms. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since January 20, 2000, TradingDynamics' results of operations have been included in the Company's Consolidated Statements of Operations. The fair value of the intangible assets acquired was determined based upon a valuation using a combination of methods, including a cost approach for the assembled workforce, an income approach for the covenants not-to-compete and an income approach for the core technology.

  The purchase price of approximately $465.0 million consisted of an exchange of 7,274,656 shares of the Company's common stock with a fair value of $371.9 million, and assumed stock options with a fair value of $91.7 million. The fair value of the common stock options was determined using a Black-Scholes option pricing model with the following assumptions: risk-free rate of 6.53%, expected life of 3.0 years, expected dividend rate of 0%, and volatility of 96%. There were also $1.4 million of direct transaction costs related to the merger, consisting primarily of payments for financial advisor and other professional fees. Of the total purchase price, $224,000 was allocated to property and equipment, $13.4 million was allocated to net liabilities assumed, excluding property and equipment, and the remainder was allocated to intangible assets, including in-process technology ($950,000), core technology ($4.4 million), covenants not-to-compete ($1.3 million), assembled workforce ($1.1 million) and goodwill ($470.5 million). The acquired in-process technology related to the acquisition are technologies representing the processes and expertise employed to design and develop business-to-business electronic commerce solutions. As of the acquisition date, the in-process technologies consisted of TradingDynamics' Market Suite Product Version 1.5. The Company determined the acquired in-process technology had not reached technological feasibility and had no alternative future uses based on a review by the Company's software engineers. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that were necessary to establish that the product would be produced to meet its design requirements, including functions, features and technical performance requirements. As of September 30, 2000, the Company had incorporated and released this technology as its Dynamic Trade product.

  The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 25% on the anticipated income stream of the related product revenues. The discount rate was applied giving specific consideration to the risks and attributes of the subject assets. The discounted cash flow analysis was based on management's forecast of future revenues which assumed a compound annual growth rate of 151%. These forecasts were based on management's estimates and the growth potential of the market. The discounted cash flow analysis was also based on management's forecast of cost of revenues and operating expenses related to the products and technologies purchased from TradingDynamics. The calculation of value was then adjusted to reflect only the value creation efforts of TradingDynamics prior to the close of the acquisition. At the time of the acquisition, the product was approximately 90% complete. The remaining costs to complete the project, which were not significant, were incurred in fiscal 2000. The resultant value of in-process technology was further reduced by the estimated value of core technology and was expensed in the period the transaction was consummated. The acquired intangible assets are being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $39.2 million during the amortization period. At March 31, 2001, cumulative amortization of goodwill and other intangible assets associated with this acquisition totaled $79.6 million.

  The following is a summary of the allocation of the purchase price in the acquisition of TradingDynamics (in thousands):

     Property and equipment........................................... $    224
     Net liabilities assumed, excluding property and equipment........  (13,447)
     Identifiable intangible assets...................................    6,800
     In-process research and development..............................      950
     Goodwill.........................................................  470,537
                                                                       --------
       Total.......................................................... $465,064
                                                                       ========

 Tradex Technologies, Inc.

  On March 8, 2000, the Company acquired Tradex Technologies, Inc. ("Tradex"), which provided solutions for net markets. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since March 8, 2000, the results of operations of Tradex have been included in the

Company's Consolidated Statements of Operations. The fair value of the intangible assets was determined based upon a valuation using a combination of methods, including an income approach for the core technology, an income approach for the trademarks and a cost approach for the assembled workforce.

  The purchase price of approximately $2.3 billion consisted of an exchange of 34,059,336 shares of the Company's common stock with a fair value of $2.1 billion and assumed stock options with a fair value of approximately $207.5 million. The fair value of the common stock options was determined using a Black-Scholes option pricing model with the following assumptions: risk free rate of 6.55%, expected life of 3.0 years, expected dividend rate of 0%, and volatility of 96%. There were also $28.8 million of direct transaction costs related to the merger, consisting primarily of payments for financial advisor and other professional fees. Of the total purchase price, $3.5 million was allocated to property and equipment, $75.6 million was allocated to net assets acquired, excluding property and equipment, and the remainder was allocated to intangible assets, including in-process technology ($11.8 million), core technology ($7.9 million), trademarks ($2.0 million), assembled workforce ($5.4 million) and goodwill ($2.2 billion). There was one project included in in-process technology for Tradex. The acquired in-process technology related to the acquisition are technologies representing the processes and expertise employed to design and develop completely new platform architecture based on Enterprise Java Beans, Uses XML documents, and Use of Entity Beans. As of the acquisition date, this in-process technology consisted of Tradex's product, Commerce Center v8.0. The Company determined that the acquired in-process technology had not reached technological feasibility and had no alternative future uses based on a review by the Company's software engineers. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that are necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. As of September 30, 2000, the Company had incorporated and released this technology as its Marketplace Standard Edition product.

  The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 22% on the anticipated income stream of the related product revenues. The discount rate was applied giving specific consideration to the risks and attributes of the subject assets. The discounted cash flow analysis was based on management's forecast of future revenues which assumed a compound annual growth rate of 87.6%. These forecasts were based on management's estimates and the estimated growth potential of the market. The discounted cash flow analysis was also based on management's forecast of cost of revenues and operating expenses related to the products and technologies purchased from Tradex. The calculation of value was then adjusted to reflect only the value creation efforts of Tradex prior to the close of the acquisition. At the time of the acquisition, the product was approximately 33% complete with approximately $693,000 in estimated costs remaining, substantially all of which were incurred in fiscal 2000. The resultant value of in-process technology was further reduced by the estimated value of core technology. The acquired in-process technology was expensed in the period the transaction was consummated. The acquired intangible assets are being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years, which resulted in an aggregate quarterly charge of $182.5 million during the amortization period. At March 31, 2001, cumulative amortization of goodwill and other intangible assets associated with this acquisition totaled $368.5 million.

  The following is a summary of the allocation of the purchase price in the acquisition of Tradex (in thousands):

     Property and equipment......................................... $    3,502
     Net assets assumed, excluding property and equipment...........     75,679
     Identifiable intangible assets.................................     15,300
     In-process research and development............................     11,800
     Goodwill.......................................................  2,185,000
                                                                     ----------
       Total........................................................ $2,291,281
                                                                     ==========

 SupplierMarket.com

  On August 28, 2000, the Company acquired SupplierMarket.com ("SupplierMarket"), a leading provider of online collaborative sourcing technologies that allows buyers and suppliers of direct and indirect materials to locate new trading partners, negotiate purchases and collaborate on the Internet. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since August 28, 2000, the results of operations of SupplierMarket have been included in the Company's Consolidated Statements of Operations. The fair value of the intangible assets was determined based upon a valuation using a combination of methods, including an income approach for the in-process and core technology, and a cost approach for the value of the assembled workforce.

  The total purchase price of approximately $607.1 million consisted of an exchange of 5,249,330 shares of the Company's common stock with a fair value of $478.7 million and assumed stock options with a fair value of approximately $108.4 million. The fair value of the common stock options was determined using a Black-Scholes option pricing model with the following assumptions: risk-free rate of 6.13%, expected life of 3.0 years, expected dividend rate of 0%, and volatility of 102%. There were also $20.0 million of direct transaction costs related to the merger, consisting primarily of payments for financial advisor and other professional fees. Of the total purchase price, $3.1 million was allocated to property and equipment, $4.2 million was allocated to net assets acquired, excluding property and equipment, $124.6 million to deferred compensation and the remainder was allocated to intangible assets, including in-process technology ($14.6 million), core technology ($7.9 million), assembled workforce ($6.5 million) and goodwill ($446.1 million). There was one project included in in-process technology for SupplierMarket. The acquired in-process technology related to the acquisition are technologies representing the processes and expertise employed to design and develop new application servers with increased scalability and customer functionality. As of the acquisition date, SupplierMarket had yet to commence shipments of its products and these in-process technologies consisted of its new product architecture. The Company determined the acquired in-process technology had not reached technological feasibility and had no alternative future uses based on a review by the Company's software engineers. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that are necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. During the quarter ended December 31, 2000, the Company incorporated and released this technology as its sourcing product.

  The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 19% on the anticipated income stream of the related product revenues. The discount rate was applied giving specific consideration to the risks and attributes of the subject assets. The discounted cash flow analysis was based on management's forecast of future revenues which assumed a compound annual growth rate of 131.79%. These forecasts were based on management's estimates and the growth potential of the market. The discounted cash flow analysis was also based on management's forecast of cost of revenues, and operating expenses related to the products and technologies purchased from SupplierMarket. The calculation of value was then adjusted to reflect only the value creation efforts of SupplierMarket prior to the close of the acquisition. At the time of the acquisition, the product was approximately 53% complete with approximately $158,000 in estimated costs remaining, all of which were incurred by the end of the fiscal quarter ended December 31, 2000. The resultant value of in-process technology was further reduced by the estimated value of core technology. The acquired in-process technology was expensed in the period the transaction was consummated.

  The Company recorded deferred stock-based compensation associated with unvested stock options issued to employees in conjunction with the acquisition. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The amortization of approximately $14.3 million for the quarter ended March 31, 2001 is based on the portion of the intrinsic value related to SupplierMarket employees' services.

  The acquired intangible assets are being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $37.2 million during the amortization period. At March 31, 2001, cumulative amortization of goodwill and other intangible assets associated with this acquisition totaled $76.9 million.

  The following is a summary of the allocation of the purchase price in the acquisition of SupplierMarket (in thousands):

     Property and equipment........................................... $  3,165
     Net assets assumed, excluding property and equipment.............    4,228
     Deferred compensation............................................  124,620
     Identifiable intangible assets...................................   14,400
     In-process research and development..............................   14,600
     Goodwill.........................................................  446,158
                                                                       --------
       Total.......................................................... $607,171
                                                                       ========

  No assurance can be given that actual revenues and operating profit attributable to acquired in-process technology will not deviate from the projections used to value such technology in connection with each of the respective acquisitions. Ongoing operations and financial results for acquired businesses and the Company as a whole are subject to a variety of factors which may not have been known or estimable at the date of such acquisition.

 Impairment

  As part of its review of its second quarter financial results, the Company performed an impairment assessment of identifiable intangible assets and goodwill recorded in connection with its various acquisitions. The assessment was performed primarily due to the significant decline in the Company's stock price, the net book value of assets significantly exceeding the Company's market capitalization, the significant under performance of this one acquisition relative to projections and the overall decline in industry growth rates which indicate that this trend may continue for an indefinite period. As a result, the Company recorded a $1.4 billion impairment charge in the second quarter of fiscal 2001 to reduce goodwill and other intangible assets associated with the Tradex acquisition to their estimated fair value. The estimate of fair value was based upon the discounted estimated cash flows from the sale of the marketplace Standard Edition product for the succeeding three years using a discount rate of 18% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management's best estimates. The discount rate was based upon the weighted average cost of capital for comparable companies. The remaining goodwill will be amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $517,600 each period.


Note 5--Commitments and Contingencies

 Leases


  In March 2000, the Company entered into a new facility lease agreement for approximately 716,000 square feet to be constructed in four office buildings and an amenities building in Sunnyvale, California as the Company's headquarters. The lease term commences in phases upon completion of construction and possession of each building, and ends on January 24, 2013. The Company took possession and lease commencement began on Building 3 as of January 25, 2001, Building 4 as of February 15, 2001, and Building 2 as of March 22, 2001. Possession of Building 1 and the amenities building as of April 12, 2001. A total of $2.1 million was paid for lease payments during the quarter as commencement of leases took place on the first three buildings. Minimum lease payments will be $2.1 million monthly when the project is fully completed. Lease payments will escalate annually with the total future minimum lease payments amounting to $387.3 million over the lease term. The Company has also contributed a significant amount towards construction costs of the facility. As of March 31, 2001, the Company has paid $56.7 million for improvements to the facility. The total estimated cost of improvements is approximately $90.7 million, but is subject to change. Construction payments are estimated to be fully paid by the quarter ending September 30, 2001. As part of this agreement, the Company is required to hold a certificate of deposit totaling $40.0 million as a form of security through April 2013 which is classified as restricted cash on the Condensed Consolidated Balance Sheets.

  On April 3, 2001, the Company announced its decision to restructure its operations and abandon certain excess leased facilities in Mountain View, California; Tampa, Florida; Alpharetta, Georgia; Florham Park, New Jersey; Lisle, Illinois; and Dallas, Texas for the remaining lease terms. The loss associated with the abandonment of these leases is estimated to be in the range of $50.0 million to $60.0 million over the lease terms. Management intends to accrue this loss as a restructuring charge in the quarter ending June 30, 2001. See Note 13 of Notes to Condensed Consolidated Financial Statements for further detail.

 Litigation

  Between March 20, 2001 and April 5, 2001, several securities class action complaints were filed against the Company and several of the Company's current and former officers and directors in the United States District Court for the Southern District of New York. The complaints allege that the Company's lead underwriters, the Company and the other named defendants violated federal securities laws by making material false and misleading statements in the Company's prospectus incorporated in its registration statement on Form S-1 filed with the SEC in June 1999. The complaints are generally related to the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company's initial public offering. The complaints are currently in the process of being consolidated into a single action. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously.

Note 6--Minority Interest in Subsidiary

  In December 2000, the Company's consolidated subsidiary, Nihon Ariba K.K., issued and sold 38,000 shares, or 40% of its common stock, for cash consideration of approximately $40.0 million to an outside party. Prior to the transaction, the Company held 100% of the equity of Nihon Ariba K.K. in the form of common stock. Nihon Ariba K.K.'s operations consist of the marketing, distribution, service and support of the Company's products in Japan. As of March 31, 2001, minority interest of approximately $13.9 million is recorded on the Condensed Consolidated Balance Sheet in order to reflect the share of the net assets of Nihon Ariba K.K. held by minority investors. In addition, the Company recognized approximately ($820,000) and $154,000 as other income/(expense) for the minority interest's share of Nihon Ariba K.K.'s income (loss) for the three month periods ended March 31, 2001 and December 31, 2000, respectively. See Note 11 of Notes to Condensed Consolidated Financial Statements for additional information.

Note 7--Segment Information

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

  The Company operates in one segment, business-to-business electronic commerce solutions. The Company markets its products in the United States and in foreign countries through its sales personnel and its subsidiaries. The Company's chief operating decision maker evaluates resource allocation decisions and the performance of the Company based upon revenue in geographic regions and does not receive financial information about expense allocations on a disaggregated basis.

  Information regarding revenue and long-lived assets in geographic areas is as follows (in thousands):

                                                 Three months
                                                     ended      Six months ended
                                                   March 31,       March 31,
                                                --------------- ----------------
                                                 2001    2000     2001    2000
                                                ------- ------- -------- -------
   Revenues:
     United States............................. $66,543 $32,900 $193,783 $48,391
     International.............................  24,110   7,142   67,103  15,130
                                                ------- ------- -------- -------
       Total................................... $90,653 $40,042 $260,886 $63,521
                                                ======= ======= ======== =======

                                                       March 31,   September 30,
                                                          2001         2000
                                                       ----------  -------------
   Long-Lived Assets:
     United States.................................... $1,310,952   $3,327,266
     International....................................      6,068        3,175
     Eliminations.....................................     (8,202)         --
                                                       ----------   ----------
       Total.......................................... $1,308,818   $3,330,441
                                                       ==========   ==========

  During the three months ended March 31, 2001 and 2000, one and no customers accounted for more than 10% of total revenues, respectively. During the six months ended March 31, 2001 and 2000, no customers accounted for more than 10% of total revenues. Our international revenues were derived from sales in Canada, Europe, Asia, Asia Pacific and Latin America.

Note 8--Stockholders' Equity

 Incorporation and Authorized Capital

  The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 1.5 billion shares of Common Stock $0.002 par value per share, and 20 million shares of Preferred Stock, $0.002 par value per share.

 Warrants

  In August 1998, in connection with an additional lease line arrangement, the Company issued warrants entitling the holder to purchase 58,176 shares of common stock. The warrants are immediately exercisable and expire in June 2002. The fair value of the warrants of $31,000 was calculated using the Black-Scholes option pricing model and is being amortized to interest expense over the 42 months term of the lease. In December 2000, the Company issued 57,486 shares of common stock for no proceeds in the cashless exercise of these warrants.

  In January 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued warrants to purchase up to approximately 11,600,000 shares of the Company's common stock if certain revenue milestones were achieved. None of the specified milestones were considered probable and as a result, no stock-based compensation associated with these warrants was recognized. Effective December 2000, all of these warrants were cancelled in connection with an amendment of the related sales and marketing agreement.

  In February 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued unvested warrants to purchase up to 4,800,000 shares of the Company's common stock at various exercise prices based on future prices of the Company's common stock or at predetermined exercise prices. The alliance relationship was entered into to broaden and accelerate adoption of the Company's marketplace products. During the quarter ended December 31, 2000, 1,400,000 shares of the Company's common stock underlying the warrant were considered probable of vesting based upon the release of certain escrowed license fees. The remaining warrants vest upon attainment of certain milestones related to contingent revenues to be received by the Company under the terms concurrent software licensing arrangement. The warrants generally expire when the milestone period expires or one year after the specific milestone is met. To date the Company has not recognized any revenue from the software licensing arrangement with this business partner.

  In accordance with EITF No. 96-18, in the quarter ended December 31, 2000 the Company determined the initial fair value of the warrant to be approximately $31.6 million using the Black-Scholes option pricing model and using the contractual term of one year, expected volatility of 100%, risk-free rate of 5.06% and no expected dividend yield. As of March 31, 2001, the warrant has not vested, and accordingly was remeasured with a revised fair value which totaled approximately $694,000 using the Black-Scholes option pricing model and using the contractual term of one year, expected volatility of 117%, risk-free rate of 4.63% and no expected dividend yield. The fair value of these warrants has been recorded as an intangible asset which is being amortized over the life of the agreement. The cumulative adjustment related to the remeasured fair value of the warrant resulted in a reduction of $589,000 of business partner warrant expense for the quarter ended March 31, 2001. The warrant will be remeasured at future reporting dates until the warrants vest, at which time the fair value attributable to the warrant is fixed. In the event such remeasurement results in increases or decreases from the fair value previously determined, a cumulative adjustment to warrant expense will be made in the current quarter. No amounts related to the unvested warrants are reflected in the accompanying condensed consolidated financial statements.

  In March 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued unvested warrants to purchase up to 3,428,572 shares of the Company's common stock at an exercise price of $87.50. The alliance relationship was entered into to take advantage of the business partner's global marketing and consulting resources and to broaden and accelerate adoption of the Company's marketplace products. The business partner can vest in a tranche of warrants upon attainment of certain periodic milestones related to revenue targets associated with the Company's sales to third parties under registered co-sale transactions and referrals or re-sale to third parties by the business partner. The warrants generally expire when the milestone period expires or eighteen months after the specific milestone is met. The warrants can be earned over approximately a five-year period.

  The Company has accounted for the warrants in accordance with the provisions of EITF No. 96-18. At the end of each quarter, the Company determines which revenue milestones have been met and those milestones for which achievement is considered probable. Business partner warrant expense is measured at the end of a quarter by determining the total fair value of the tranche or tranches of warrants underlying a revenue milestone for which achievement is considered probable. The amount of warrant expense that is recorded in a given quarter is equal to the proportionate share of the expected total warrant expense that was earned by the business partner during the quarter. The fair value of the warrants is determined using the Black-Scholes option pricing model. The amount of warrant expense associated with a given revenue milestone is remeasured at the end of each subsequent quarter until the given revenue milestone is achieved and the related tranche of warrants vests, at which time the fair value attributable to that tranche of warrants is fixed. In the event such remeasurement results in an increase or decrease to the initial or previously determined estimate of the total fair value of a particular tranche of warrants, a cumulative adjustment of warrant expense is made in the current quarter.

  During the three months ended March 31, 2001, the business partner vested in 982,326 shares of these warrants as a result of achieving revenue milestones in connection with the Company's sales to third-party customers not affiliated with the business partner. Using the Black-Scholes option pricing model and using the contractual term of 1.5 years, expected volatility of 117%, risk-free interest rate of 4.23% and no dividend yield, the expense was determined by measuring the fair value of such warrants using the methodology discussed above resulted in a reduction of $852,000 of business partner warrant expense for the quarter ended March 31, 2001. No amounts related to the unvested warrants are reflected in the accompanying condensed consolidated financial statements.

  In the quarter ended June 30, 2000, the Company entered into an agreement with a third party. The business partner relationship was undertaken as part of the Company's vertical industry strategy to obtain a major partner in the financial services industry. In connection with the agreement, the Company issued warrants to purchase up to 6,776,000 shares of the Company's common stock at an exercise price based on the ten-day average of the Company's stock price up to and including the vesting date of when the warrant is earned. Upon signing of this agreement, 1,936,000 shares of the Company's common stock underlying the warrants were immediately vested. The remaining warrants vest upon attainment of certain milestones related to contingent revenues (gainshare) to be received by the Company under the terms of the related arrangement. The warrants generally expire when the milestone period expires or one year after the specific milestone is met.

  In accordance with EITF No. 96-18, the Company determined the fair value of the vested warrants to be $56.2 million using the Black-Scholes option pricing model, and a term of one year, risk free interest rate at 6.23%, expected volatility of 103% and no expected dividends. In connection with the agreement, the Company will receive a minimum of $25.0 million in guaranteed gainshare revenues to be paid over a period of two years. The Company has determined that the guaranteed $25.0 million represents a partial payment for the warrants which vested upon signing of the agreement and has reduced the fair value of the warrants given to the business partner, accordingly. The net amount of $31.2 million was recorded as an intangible asset. The intangible asset is being amortized over the expected term of the arrangement of three years. For the quarter ended March 31, 2001, approximately $2.6 million of the intangible asset has been amortized to sales and marketing expense. No amounts related to the unvested warrants are reflected in the accompanying condensed consolidated financial statements.

  Depending on the trading price of the Company's common stock at the end of each quarter, and on whether subsequent milestones are achieved or considered probable of being achieved, the total amount of the business partner warrant recognized could be substantial.

 Deferred Stock-Based Compensation

  The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its fixed stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Additionally, the Company has adopted the Financial Accounting Standards Board issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. With respect to the stock options granted since inception through March 31, 2001, and options assumed in connection with the acquisition of SupplierMarket, the Company has recorded deferred stock-based compensation of approximately $38.4 million and $124.6 million, respectively. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally four years. Amortization of deferred stock-based compensation totaled $15.7 million and $3.4 million for the three months ended March 31, 2001 and 2000 and $36.0 million and $8.0 million for the six months ended March 31, 2001 and 2000, respectively.

 Comprehensive Income

  SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and six months ended March 31, 2001 and 2000 are as follows (in thousands):

                                Three months ended       Six months ended
                                     March 31,               March 31,
                               ----------------------  ----------------------
                                  2001        2000        2001        2000
                               -----------  ---------  -----------  ---------
   Net loss................... $(1,835,176) $(125,940) $(2,182,800) $(136,274)
   Unrealized gain (loss) on
    securities................        (255)     3,190          287      2,819
   Foreign currency
    translation adjustments...      (2,714)       (29)      (3,627)       (41)
                               -----------  ---------  -----------  ---------
   Comprehensive loss......... $(1,838,145) $(122,779) $(2,186,140) $(133,496)
                               ===========  =========  ===========  =========

  The income tax effects related to unrealized gains (losses) on securities and foreign currency translation adjustments are not considered material.

  The components of accumulated other comprehensive loss are as follows (in thousands):

                                                         March 31, September 30,
                                                           2001        2000
                                                         --------- -------------
       Unrealized loss on securities....................  $  (458)     $(745)
       Foreign currency translation adjustments.........   (3,800)      (173)
                                                          -------      -----
       Accumulated other comprehensive loss.............  $(4,258)     $(918)
                                                          =======      =====

Note 9--Net Loss Per Share

  The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

                                 Three months ended       Six months ended
                                      March 31,               March 31,
                                ----------------------  ----------------------
                                   2001        2000        2001        2000
                                -----------  ---------  -----------  ---------
   Net loss...................  $(1,835,176) $(125,940) $(2,182,800) $(136,274)
   Weighted-average common
    shares outstanding........      252,876    202,273      251,232    192,721
     Less: Weighted-average
      common shares subject to
      repurchase..............       (8,293)   (23,032)      (8,973)   (25,111)
     Less: Weighted-average
      shares held in escrow
      related to
      acquisitions............       (3,166)       --        (3,908)       --
                                -----------  ---------  -----------  ---------
   Weighted-average common
    shares used in computing
    basic and diluted net loss
    per common share..........      241,417    179,241      238,351    167,610
                                ===========  =========  ===========  =========
   Basic and diluted net loss
    per common share..........  $     (7.60) $   (0.70) $     (9.16) $   (0.81)
                                ===========  =========  ===========  =========

  At March 31, 2001 and 2000, 54,847,919 and 70,187,000 potential common shares respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive. Further, the potential common shares for the three months ended March 31, 2001 and 2000 exclude 10,686,246 shares and no shares, respectively, which would be issuable under certain warrants contingent upon completion of certain milestones.

  The weighted-average exercise price of stock options outstanding was $34.91 and $16.12 as of March 31, 2001 and 2000, respectively. The weighted average repurchase price of unvested stock was $0.47 and $0.24 as of March 31, 2001 and 2000, respectively. The weighted average exercise price of vested warrants outstanding was $85.62 and $0.83 as of March 31, 2001 and 2000, respectively.

Note 10--Income Taxes

  The Company incurred operating losses for the quarter ended March 31, 2001 and the quarter ended March 31, 2000. Management has recorded a valuation allowance for the full amount of net deferred tax assets, as the future realization of the tax benefit is not considered more likely than not. During the quarter ended March 31, 2001, the Company incurred income tax expense of $0.8 million primarily attributable to its international subsidiaries. The effect of recording this foreign income tax expense was offset by the reversal of $6.8 million of income tax expense that had been recorded for the quarter ended December 31, 2000 on the belief at that time that the Company would have U.S. domestic taxable income for fiscal 2001.

Note 11--Related Party Transactions

  In April 2001, the Company has sold approximately 40% of its consolidated subsidiary, Nihon Ariba K.K. and approximately 40% of its consolidated subsidiary, Ariba Korea, Ltd. to an outside party which also has the right to distribute Ariba products in these jurisdictions, ("the Minority
Shareholder").

  In April 2001, the Chief Executive Officer of the Minority Shareholder was appointed to the Company's Board of Directors. For the six months ended March 31, 2001, the Company has recorded license revenue of $6.5 million related to transactions with the Minority Shareholder.

Note 12--Recent Pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. To date, the Company has not invested in derivative instruments and has not engaged in hedging activities. Accordingly, the adoption of SFAS No. 133 did not have an impact on the Company's financial position, results of operations or cash flows.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. SAB 101 will not be effective until the Company's fourth fiscal quarter of 2001. The Company does not expect the adoption of SAB 101 will have a significant impact on the Company's consolidated financial statements.

  In September 2000, the (FASB) issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, supersedes and replaces the guidance in FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of Statement No. 125 without reconsideration. Statement No. 140 is effective for transfers of financial assets occurring after March 31, 2001; and will be applied prospectively. The Company does not expect that the adoption of Statement No. 140 will have a significant impact on the Company's consolidated financial statements.

Note 13--Subsequent Events

  On February 8, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, Ariba employees will be given the opportunity, if they so choose, to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date, at least six months and a day from the cancellation date, which was May 14, 2001. The exercise price of these new options will be equal to the fair market value of the Company's common stock on the date of grant, which is not expected to be later than January 31, 2002. In addition, participating employees will have the opportunity to receive for each option included in the exchange, and in addition to the one-for-one replacement option described above, a second option grant (the "Bonus Option") to purchase a number of shares that will vary based upon the last reported sales price of the Company's common stock on the replacement grant date. The exercise price of each new option and Bonus Option will equal the last reported sale price of Ariba common stock on the replacement grant date. Such new options will have terms and conditions that are substantially the same as those of the canceled options. The exchange program is not expected to result in any additional compensation charges or variable plan accounting. Members of the Company's Board of Directors and its officers and senior executives, are not eligible to participate in this program.

  On April 3, 2001, the Company announced its plan to restructure its worldwide operations including a reduction in workforce of approximately one third of its worldwide headcount and the consolidation of its operating facilities. As a result, the Company expects to record a restructuring charge in the third quarter of fiscal 2001 of approximately $15.0 million for the severance of approximately 700 individuals and $50.0 million to $60.0 million for abandonment of leased facilities and related improvements.

  In April 2001, the Company's consolidated subsidiary, Ariba Korea, Ltd., issued and sold 3,800 shares, or 40% of its common stock, for cash consideration of approximately $8.0 million to an outside party. Prior to the transaction, the Company held 100% of the equity of Ariba Korea, Ltd. in the form of common stock. Ariba Korea, Ltd.'s operations consist of the marketing, distribution, service and support of the Company's products in Korea. The Company expects that the proceeds will be reflected as a capital transaction in its condensed consolidated financial statements for the quarter ending June 30, 2001. See Note 11 of Notes to Condensed Consolidated Financial Statements for additional information.

  In April 2001, the Company's consolidated subsidiary, Nihon Ariba K.K., issued and sold 4% of its common stock, for cash consideration of approximately $4.0 million to third parties. Prior to the transaction, the Company held 60% of the equity of Nihon Ariba K.K. in the form of common stock.

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

Overview

  Ariba (referred to herein as "we"), is a leading business-to-business electronic commerce platform and network services provider. We were founded in September 1996 and from that date through March 1997 were in the development stage, conducting research and developing our initial products. In March 1997, we began selling our products and related services and currently market them in the United States, Latin America, Europe, Canada, Asia Pacific and Asia primarily through our direct sales force and to a lesser extent through indirect sales channels.

  Through March 31, 2001, our revenues have been principally derived from licenses of our products, from maintenance and support contracts and from the delivery of implementation consulting and training services. Customers who license Ariba Buyer and our other products, such as Ariba Marketplace, also generally purchase maintenance contracts which provide software updates and technical support over a stated term, which is usually a twelve-month period. Customers may purchase implementation services from us, but we continue to expect to increasingly rely on third-party consulting organizations to deliver these services directly to our customers. We also offer fee-based training services to our customers.

  Our primary software products are Ariba Buyer, Ariba Dynamic Trade, Ariba Marketplace Network Edition and Ariba Sourcing, the last two of which are hosted applications. We license these products through our direct sales force and indirectly through resellers. Our license agreements for such products do not provide for a right of return. We do not recognize revenue for refundable fee arrangements or arrangements with cancellation rights until such rights to refund or cancellation have expired. Historically, we have not offered such rights in any of our licensing arrangements. The products are either purchased under a perpetual license model or under a time-based license model. Access to the Ariba Commerce Services Network (ACSN) is available to all Ariba Buyer customers as part of their maintenance agreements. The ACSN allows customers to contact suppliers, access catalog information and route orders. We are in the process of developing value added commerce services which will be accessible through the ACSN, however, revenues from such offerings have been insignificant to date.

  We recognize revenue on our software products in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations by the Company with regard to implementation remain; the fee is fixed and determinable; and collectibility is probable. We consider all arrangements with payment terms extending beyond one year to not be fixed and determinable, and revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

  SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance and support services and professional services, based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

  If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year) and revenue allocated to training and other service elements is recognized as the services are performed. Revenue from the hosted applications are recognized ratably over the term of the arrangement. The proportion of revenue recognized upon delivery may vary from quarter to quarter depending upon the relative mix of licensing arrangements and the availability of vendor specific objective evidence of fair value for undelivered elements.

  Certain of our perpetual and time-based licenses include unspecified additional products and/or payment terms that extend beyond twelve months. We recognize revenue from perpetual and time-based licenses that include unspecified additional software products ratably over the term of the arrangement. Revenue from those contracts with extended payment terms are recognized at the lesser of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fee was fixed or determinable.

  Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed. If we provide consulting services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized using the percentage of completion method in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Such contracts typically consist of implementation management services and are generally on a time and materials basis. The Company entered into a limited number of fixed fee contracts during fiscal year 1998 and earlier. The contracts are not subject to renegotiation and range from 5 to 24 months in duration. Revenues and costs are recognized based on the labor hours incurred to date compared to total estimated labor hours for the contract. Contract costs include all direct material, direct labor and indirect costs related to contract performance. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates. Commencing in fiscal year 2000, third party consultants have managed implementation of our products for our customers.

  Accounts receivable include amounts due from customers for which revenue has been recognized. Deferred revenue includes amounts received from customers for which revenue has not been recognized that generally results from the following: (1) deferred maintenance and support; (2) consulting or training services not yet rendered; and (3) license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized upon delivery of our product or as services are rendered.

  We allocate the total costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their headcount. These allocated charges include facility rent for the corporate office, communication charges and depreciation expense for office furniture and equipment.

  Included in our operating expenses is the amortization of goodwill and other intangible assets. These expenses are for the amortization of goodwill and other intangible assets we have purchased in our acquisitions of TradingDynamics, Tradex, SupplierMarket and for the amortization of an intellectual property agreement we have entered into with an outside party. During the year ended September 30, 2000 we also had a charge related to the purchase of in-process technology related to the acquisitions. See subsection Accounting for Recent Acquisitions and Note 4 of Notes to Consolidated Financial Statements for more detailed information.

  Also included in our operating expenses is the non-cash expense for business partner warrants. This non-cash expense relates to warrants that have been earned by our business partners. If and when it becomes probable that the business partner will earn any warrants, we recognize a non-cash expense for these warrants. See Note 8 of Notes to Condensed Consolidated Financial Statements for more detailed information.

  We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments, for the amortization of our goodwill and other intangible assets and for our business partner warrants. As a result, we have incurred significant losses since inception, and as of March 31, 2001, had an accumulated deficit of $3.0 billion of which $1.4 billion is due to impairment of goodwill and other intangible assets recorded in the quarter ended March 31, 2001. We believe our success is contingent on increasing our customer base and developing our products and services. We intend to continue to invest heavily in sales, marketing, research and development and, to a lesser extent, support infrastructure. We also will have significant expenses going forward related to the amortization of our goodwill and other intangible assets, and we may continue to have substantial non-cash expenses related to the issuance of warrants to purchase our common stock. These warrant related expenses will not be recognized until the warrants are earned and will fluctuate depending on the market value of our common stock. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

  We had 2,163 full-time employees as of March 31, 2001 and our expansion has placed significant demands on our management and operational resources. To manage this growth and increased demand, we must invest in and implement scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect any future expansion to continue to challenge our ability to hire, train, manage and retain our employees.

  In connection with the granting of stock options to our employees and in connection with stock options issued related to the SupplierMarket acquisition, we recorded deferred stock-based compensation totaling approximately $163.0 million from inception through March 31, 2001. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. During the three and six months ended March 31, 2001, we recorded $15.7 million and $36.0 million, respectively, of related stock-based compensation amortization expense. As of March 31, 2001, we had an aggregate of approximately $75.0 million of related deferred stock-based compensation to be amortized. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through fiscal 2004. The amortization of stock-based compensation is presented as a separate component of operating expenses in our Condensed Consolidated Statements of Operations.

  In the quarter ended June 30, 2000, we entered into an agreement with a third party. The business partner relationship was undertaken as part of our vertical industry strategy to obtain a major partner in the financial services industry. In connection with the agreement, we issued warrants to purchase up to 6,776,000 shares of our common stock at an exercise price based on the ten-day average of our stock price up to and including the vesting date of when the warrant is earned. Upon signing of these agreements, 1,936,000 shares of our common stock underlying the warrants were immediately vested. We determined the fair value of the vested warrants to be $56.2 million using the Black-Scholes options pricing model. In connection with the agreement, we will receive a minimum of $25.0 million in guaranteed gainshare revenues to be paid over a period of two years. We have determined that the guaranteed $25.0 million represents a partial payment for the warrants which vested upon signing of the agreement and have reduced the fair value of the warrants given to the business partner, accordingly. The net amount of $31.2 million was recorded as an intangible asset. The intangible asset is being amortized over the expected term of the arrangement of three years. For the quarter ended March 31, 2001, approximately $2.6 million of the intangible asset has been amortized to business partner warrant expense on our Condensed Consolidated Statements of Operations. The remaining $20.2 million, as of March 31, 2001, will be amortized over the remaining eight quarter term of the arrangement. Cumulative adjustments related to the remeasurement of other business partner warrants resulted in a reduction of $1.4 million during the quarter ended March 31, 2001. See Note 8 of Notes to Condensed Consolidated Financial Statements for more detailed information.

  In December 2000, our consolidated Japanese subsidiary, issued and sold 40% of its common stock for cash consideration of approximately $40.0 million to an outside party. In April 2001, this subsidiary issued and sold an additional 4% of its common stock, for cash consideration of approximately $4.0 million to outside parties. See Note 6 and 13 of Notes to Condensed Consolidated Financial Statements for additional information.

  In April 2001, the Company's consolidated subsidiary, Ariba Korea, Ltd., issued and sold 3,800 shares, or 40% of its common stock, for cash consideration of approximately $8.0 million to an outside party. Prior to the transaction, the Company held 100% of the equity of Ariba Korea, Ltd. in the form of common stock. Ariba Korea, Ltd.'s operations consist of the marketing, distribution, service and support of the Company's products in Korea. The Company expects that the proceeds will be reflected as a capital transaction in its condensed consolidated financial statements.

  On April 3, 2001, the Company announced its plan to restructure its worldwide operations including a reduction in workforce of approximately one third of its worldwide headcount and the consolidation of its operating facilities. As a result, the Company expects to record a restructuring charge in the third quarter of fiscal 2001 of approximately $15.0 million for the severance of approximately 700 individuals and $50.0 million to $60.0 million for abandonment of leased facilities and related improvements. See Note 5 and 13 of Notes to Condensed Consolidated Financial Statements for additional information.

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

Accounting for Recent Acquisitions

 Acquisitions

  In fiscal 2000, we acquired three companies using the purchase method of accounting. Accordingly, the purchase price for each company was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

  In January 2000, we acquired TradingDynamics, which provided business-to-business Internet trading applications. The purchase price of approximately $465.0 million consisted of an exchange of 7,274,656 shares of our common stock with a fair value of $371.9 million and assumed stock options with a fair value of $91.7 million, and other acquisition related expenses of approximately $1.4 million consisting primarily of payments for financial advisor and other professional fees. Of the total purchase price, $224,000 was allocated to property and equipment, $13.4 million was allocated to net liabilities assumed, excluding property and equipment, and the remainder was allocated to intangible assets, including in-process technology ($950,000), core technology ($4.4 million), covenants not-to-compete ($1.3 million), assembled workforce ($1.1 million) and goodwill ($470.5 million).

  In March 2000, we acquired Tradex, which provided solutions for enabling B2B marketplaces and exchanges. The purchase price of approximately $2.3 billion consisted of an exchange of 34,059,336 shares of our common stock with a fair value of $2.1 billion and assumed stock options with a fair value of approximately $207.5 million, and other acquisition related expenses of approximately $28.8 million consisting primarily of payments for financial advisor and other professional fees. Of the total purchase price, $3.5 million was allocated to property and equipment, $75.6 million was allocated to net assets acquired, excluding property and equipment, and the remainder was allocated to intangible assets, including in-process technology ($11.8 million), core technology ($7.9 million), trademarks ($2.0 million), assembled workforce ($5.4 million) and goodwill ($2.2 billion).

  In August 2000, we acquired SupplierMarket, a leading provider of online collaborative sourcing technologies. The total purchase price of approximately $607.1 million consisted of an exchange of 5,249,330 shares of our common stock with a fair value of $478.7 million, assumed stock options with a fair value of approximately $108.4 million and other acquisition related expenses of approximately $20.0 million consisting primarily of payments for financial advisor and other professional fees. Of the total purchase price, $3.1 million was allocated to property and equipment, $4.2 million was allocated to net assets acquired, excluding property and equipment, $124.6 million was allocated to deferred compensation and the remainder was allocated to intangible assets, including in-process technology ($14.6 million), core technology ($7.9 million), assembled workforce ($6.5 million) and goodwill ($446.1million).

 In-Process Research and Development

  In connection with the acquisition of TradingDynamics we allocated $950,000 as in-process research and development, or 0.2% of the total purchase price. The acquired research and development related to the TradingDynamics acquisition are technologies representing the processes and expertise employed to design and develop business-to-business electronic commerce solutions. As of the acquisition date, the in-process technologies consisted of TradingDynamics' Market Suite Product, Version 1.5. We determined the research and development acquired had not reached technological feasibility and had no alternative future uses based on a review by our software engineers. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that were necessary to establish that the product could be produced to meet its design requirements, including functions, features and technical performance requirements. As of September 30, 2000, we had incorporated and released this technology as our Dynamic Trade product.

  The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 25% on the anticipated income stream of the related product revenues. The discount rate was applied giving specific consideration to the risks and attributes of the subject assets. The discounted cash flow analysis was based on management's forecast of future revenues which assumed a compound annual growth rate of 151%. These forecasts were based on management's estimate and the growth potential of the market. The discounted cash flow analysis was also based on management's forecast of cost of revenues and operating expenses related to the products and technologies purchased from TradingDynamics. The calculation of value was then adjusted to reflect only the value creation efforts of TradingDynamics prior to the close of the acquisition. At the time of the acquisition, the product was approximately 90% complete. The remaining costs to complete the project, which were not significant, were incurred in fiscal 2000. The resultant value of in-process technology was further reduced by the estimated value of core technology and was expensed in the period the transaction was consummated. The acquired intangible assets are being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $39.2 million during the amortization period. At March 31, 2001, cumulative amortization of goodwill and other intangible assets associated with this acquisition totaled $79.6 million.

  In connection with the acquisition of Tradex we allocated $11.8 million as in-process research and development, or 0.5% of the total purchase price. The acquired in-process technology related to the acquisition are technologies representing the processes and expertise employed to design and develop completely new platform architecture based on Enterprise Java Beans, Uses XML documents and Use of Entity Beans. As of the acquisition date, this in-process technology consisted of Tradex's product, Commerce Center v8.0. We determined that the in-process technology acquired had not reached technological feasibility and had no alternative future uses based on a review by our software engineers. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that are necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. As of September 30, 2000, we had incorporated and released this technology as our Marketplace Standard Edition product.

  The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 22% on the anticipated income stream of the related product revenues. The discount rate was applied giving specific consideration to the risks and attributes of the subject assets. The discounted cash flow analysis was based on management's forecast of future revenues which assumed a compound annual growth rate of 87.6%. These forecasts were based on management's estimates and the estimated growth potential of the market. The discounted cash flow analysis was also based on management's forecast of cost of revenues and operating expenses related to the products and technologies purchased from Tradex. The calculation of value was then adjusted to reflect only the value creation efforts of Tradex prior to the close of the acquisition. At the time of the acquisition, the product was approximately 33% complete with approximately $693,000 in estimated costs remaining, substantially all of which were incurred in fiscal 2000. The resultant value of in-process technology was further reduced by the estimated value of core technology. The acquired in-process technology was expensed in the period the transaction was consummated. The acquired intangible assets are being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $182.5 million during the amortization period. At March 31, 2001, cumulative amortization of goodwill and other intangibles assets associated with this acquisition totaled $368.5 million. See the subsection of Goodwill and Other Intangible Assets below for discussion regarding the impairment charge relating to goodwill and other intangible assets acquired in the Tradex acquisition.

  In connection with the acquisition of SupplierMarket we allocated $14.6 million as in-process research and development, or 2.4% of the total purchase price. The acquired in-process technology related to the acquisition are technologies representing the processes and expertise employed to design and develop new application servers with increased scalability and customer functionality. As of the acquisition date, SupplierMarket had yet to commence shipments of its products and these in-process technologies consisted of its new product architecture. We determined the in-process technology acquired had not reached technological feasibility and had no alternative future uses based on a review by our software engineers. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that are necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. During the quarter ended December 31, 2000, we incorporated and released this technology as our sourcing product.

  The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 19% on the anticipated income stream of the related product revenues. The discount rate was applied giving specific consideration to the risks and attributes of the subject assets. The discounted cash flow analysis was based on management's forecast of future revenues which assumed a compound annual growth rate of 131.79%. These forecasts were based on management's estimate and the growth potential of the market. The discounted cash flow analysis was also based on management's forecast of cost of revenues and operating expenses related to the products and technologies purchased from SupplierMarket. The calculation of value was then adjusted to reflect only the value creation efforts of SupplierMarket prior to the close of the acquisition. At the time of the acquisition, the product was approximately 53% complete with approximately $158,000 in estimated costs remaining, which were incurred by the end of the next fiscal quarter ended December 31, 2000. The resultant value of in-process technology was further reduced by the estimated value of core technology. The acquired in-process technology was expensed in the period the transaction was consummated. The acquired intangible assets are being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $37.2 million during the amortization period. At March 31, 2001, cumulative amortization of goodwill and other intangible assets associated with this acquisition totaled $76.9 million.

  The selection of discount rates for application in each acquisition were based on the consideration of: (i) the weighted average cost of capital ("WACC"), which measures a company's cost of debt and equity financing weighted by the percentage of debt and percentage of equity in its target capital structure; (ii) the corresponding weighted average return on assets ("WARA") which measures the after-tax return required on the assets employed in the business weighted by each asset group's percentage of the total asset portfolio; and (iii) venture capital required rates of return which typically relate to equity financing for relatively high-risk businesses or business projects.

  No assurance can be given that actual revenues and operating profit attributable to acquired in-process technology will not deviate from the projections used to value such technology in connection with each of the respective acquisitions. Ongoing operations and financial results for acquired businesses and Ariba as a whole are subject to a variety of factors which may not have been known or estimable at the date of such acquisition. Actual costs of completing these projects and the timing thereof have been consistent with the estimates used in developing valuations for each of these acquisitions.

 Goodwill and Other Intangible Assets

  We recorded a total of $3.1 billion in goodwill and other intangible assets in fiscal 2000 relating to the acquisitions of TradingDynamics, Tradex and SupplierMarket. We incurred an amortization expense relating to this goodwill and other intangible assets of $539.4 million for the year ended September 30, 2000, $262.9 million for the quarter ended December 31, 2000 and $262.0 million for the quarter ended March 31, 2001.

  In the quarter ended March 31, 2001, we recorded a $1.4 billion impairment charge relating to goodwill and other intangible assets acquired in the Tradex acquisition. As of March 31, 2001, we had $1.2 billion of goodwill and other intangible assets relating to the acquisition of TradingDynamics, Tradex, SupplierMarket, an intellectual property agreement and business partner warrant agreements after giving effect to previous amortization and impairment charges.

  See Note 4 of Notes to Condensed Consolidated Financial Statements for more detailed information about the accounting treatment of TradingDynamics, Tradex and SupplierMarket acquisitions.

Stock Option Exchange Program

  On February 8, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our employees will be given the opportunity, if they so choose, to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date which will be at least six months and a day from the cancellation date, which was May 14, 2001. The exercise price of these new options will be equal to the fair market value of Ariba's common stock on the date of grant, which is not expected to be later than January 31, 2002. In addition, participating employees will have the opportunity to receive for each option included in the exchange, and in addition to the one-for-one replacement option described above, a second option grant (the "Bonus Option") to purchase a number of shares that will vary based upon the last reported sales price of Ariba's common stock on the replacement grant date. The exercise price of each new option and Bonus Option will equal the last reported sale price of our common stock on the replacement grant date. Such new options will have terms and conditions that are substantially the same as those of the canceled options. The exchange program is not expected to result in any additional compensation charges or variable plan accounting. Members of the Company's Board of Directors and its officers and senior executives, are not eligible to participate in this program.

Results of Operations

  The following table sets forth statements of operations data in absolute dollars for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q which, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Form 10-K for our fiscal year ended September 30, 2000 (in thousands, except per share data).

                                  Three Months Ended       Six Months Ended
                                       March 31,               March 31,
                                 ----------------------  ----------------------
                                    2001        2000        2001        2000
                                 -----------  ---------  -----------  ---------
Revenues:
 License.......................  $    58,605  $  26,187  $   187,516  $  41,971
 Maintenance and service.......       32,048     13,855       73,370     21,550
                                 -----------  ---------  -----------  ---------
 Total revenues................       90,653     40,042      260,886     63,521
                                 -----------  ---------  -----------  ---------
Cost of revenues:
 License.......................        5,766      1,920       14,452      2,241
 Maintenance and service
  (exclusive of stock-based
  compensation expense of
  $1,365 and $281 and for the
  three months ended March 31,
  2001 and 2000 and $2,859 and
  $625 for the six months ended
  March 31, 2001 and 2000,
  respectively)................       21,025      4,527       43,670      7,648
                                 -----------  ---------  -----------  ---------
 Total cost of revenues........       26,791      6,447       58,122      9,889
                                 -----------  ---------  -----------  ---------
 Gross profit..................       63,862     33,595      202,764     53,632
                                 -----------  ---------  -----------  ---------
Operating expenses:
 Sales and marketing (exclusive
  of stock-based compensation
  expense of $4,541 and $1,741
  for the three months ended
  March 31, 2001 and 2000 and
  $12,264 and $3,904 for the
  six months ended March 31,
  2001 and 2000, respectively
  and exclusive of $1,160 and
  $13,943 of business partner
  warrants expense for the
  three and six months ended
  March 31, 2001)..............       79,954     35,020      163,642     54,794
 Research and development
  (exclusive of stock-based
  compensation expense of
  $2,640 and $637 for the three
  months ended March 31, 2001
  and 2000 and $5,567 and
  $1,531 for the six months
  ended March 31, 2001 and
  2000, respectively)..........       25,579      7,124       46,368     11,567
 General and administrative
  (exclusive of stock-based
  compensation expense of
  $7,151 and $712 for the three
  months ended March 31, 2001
  and 2000 and $15,338 and
  $2,030 for the six months
  ended March 31, 2001 and
  2000, respectively)..........       18,772      5,327       35,167      8,748
 Amortization of goodwill and
  other intangible assets......      327,571     98,287      656,099     98,287
 In-process research and
  development..................          --      12,750          --      12,750
 Business partner warrants.....        1,160        --        13,943        --
 Amortization of stock-based
  compensation.................       15,697      3,371       36,028      8,090
 Impairment of goodwill and
  other intangible assets and
  equity investments...........    1,433,292        --     1,433,292        --
 Merger related costs..........        9,185        --         9,185        --
                                 -----------  ---------  -----------  ---------
 Total operating expenses......    1,911,210    161,879    2,393,724    194,236
                                 -----------  ---------  -----------  ---------
 Loss from operations..........   (1,847,348)  (128,284)  (2,190,960)  (140,604)
 Interest income...............        5,693      2,721       11,560      4,828
 Interest expense..............         (122)       (87)        (173)      (130)
 Other income/(expense)........          561         79         (675)        74
                                 -----------  ---------  -----------  ---------
 Net loss before income taxes..   (1,841,216)  (125,571)  (2,180,248)  (135,832)
Provision for income taxes.....        6,040       (369)      (2,552)      (442)
                                 -----------  ---------  -----------  ---------
Net loss.......................  $(1,835,176) $(125,940) $(2,182,800) $(136,274)
                                 -----------  ---------  -----------  ---------
Basic and diluted net loss per
 share.........................  $     (7.60) $   (0.70) $     (9.16) $   (0.81)
                                 -----------  ---------  -----------  ---------
Shares used in computing net
 loss per share--basic and
 diluted.......................      241,417    179,241      238,351    167,610
                                 ===========  =========  ===========  =========

Comparison of the Three and Six Months Ended March 31, 2001 and 2000

 Revenues

  License

  License revenues for the three months ended March 31, 2001 were $58.6 million, a 124% increase over license revenues of $26.2 million for the three months ended March 31, 2000. License revenues for the six months ended March 31, 2001 were $187.5 million, a 347% increase over license revenues of $42.0 million for the six months ended March 31, 2000. The increases are primarily attributable to continued market acceptance of and demand for our products, through internal growth and acquisitions, an increase in our customer base, expansion of our business, domestically and internationally, expansion of our product offerings through acquisitions, an increase in sales to new customers resulting from increased headcount in our sales force, and the establishment of several strategic relationships.

  Maintenance and Service

  Maintenance and service revenues for the three months ended March 31, 2001 were $32.0 million, a 131% increase over maintenance and service revenues of $13.9 million for the three months ended March 31, 2000. Maintenance and service revenues for the six months ended March 31, 2001 were $73.4 million, a 240% increase over maintenance and service revenues of $21.6 million for the six months ended March 31, 2000. The increase was primarily attributable to the increased licensing activity described above, which has resulted in increased revenues from customer implementations and maintenance contracts and, to a lesser extent, accelerated customer implementations and renewals of recurring maintenance.

  During the three months ended March 31, 2001 and 2000, one and no customers accounted for more than 10% of total revenues, respectively. During the six months ended March 31, 2001 and 2000, no customers accounted for more than 10% of total revenues, respectively. Revenues from international sales were approximately $24.1 million and $7.1 million for the three months ended March 31, 2001 and 2000, respectively. Revenues from international sales were approximately $67.1 million and $15.1 million for the six months ended March 31, 2001 and 2000, respectively. Our international revenues were derived from sales in Canada, Europe, Asia, Asia Pacific and Latin America.

 Cost of Revenues

  License

  Cost of license revenues was $5.8 million for the three months ended March 31, 2001, an increase of 200% over cost of license revenues of $2.0 million for the three months ended March 31, 2000. Cost of license revenues are $14.5 million for the six months ended March 31, 2001, an increase of 545% over cost of license revenues of $2.2 million for the six months ended March 31, 2000. The increases in the cost of license revenues are primarily attributable to royalties due to third parties for integrated technology, increased co-sale fees due to increasing alliance partner sales and increased product related costs due to major upgrade introductions.

  Maintenance and Service

  Cost of maintenance and service revenues was $21.0 million for the three months ended March 31, 2001, an increase of 364% over cost of maintenance and service revenues of $4.5 million for the three months ended March 31, 2000. Cost of maintenance and service revenues was $43.7 million for the six months ended March 31, 2001, an increase of 471% over cost of maintenance and service revenues of $7.6 million for the six months ended March 31, 2000. The increases are primarily attributable to personnel costs associated with increases in the number of implementation, training and technical support personnel from our internal growth and as a result of our acquisitions and due to an increase in licensing activity resulting in increased implementation, customer support and training costs.

 Operating Expenses

  Sales and Marketing

  During the three months ended March 31, 2001, sales and marketing expenses were $80.0 million, an increase of 128% over sales and marketing expenses of $35.0 million for the three months ended March 31, 2000. During the six months ended March 31, 2001, sales and marketing expenses were $163.7 million, an increase of 199% over sales and marketing expenses of $54.8 million for the six months ended March 31, 2000.

  The increases are primarily attributable to increased compensation for sales and marketing personnel, domestically and internationally, as a result of increased sales through internal growth and acquisitions, increases in management bonuses, expanded marketing programs for tradeshows and customer advisory council meetings, fees paid to outside professional service providers, the expansion of our corporate headquarters and international sales offices, an increase in our allowance for doubtful accounts and, to a lesser extent, related overhead. For the six month periods ended March 31, 2001 and 2000, we recorded provisions for doubtful accounts of $20.1 million and $0, respectively. During the quarters ended December 31, 2000 and March 31, 2001, we recorded a provision for doubtful accounts of approximately $12.9 million and $7.1 million, respectively, primarily as a result of the effects of the economic slowdown and its impact on the operations of certain emerging e-commerce customers. We have enhanced our efforts to manage our accounts receivable balance. Although, we have not made significant changes in payment terms, we have taken steps to focus additional resources on collection efforts and we have reviewed our credit approval policies. Although, we anticipate that our recent restructuring of our operations will reduce sales and marketing expenses over the near term, these expenses may increase over the longer term.

  Research and Development

  During the three months ended March 31, 2001, research and development expenses were $25.6 million, an increase of 259% over research and development expenses of $7.1 million for the three months ended March 31, 2000. During the six months ended March 31, 2001, research and development expenses were $46.4 million, an increase of 301% over research and development expenses of $11.6 million for the six months ended March 31, 2000.

  The increases are primarily attributable to increases in compensation for research and development personnel due to our internal growth and acquisitions, globalization of our products, technology costs related to the expansion of our headquarters and to a lesser extent, related overhead. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. As a result, we anticipate that our recent restructuring of our operations will reduce research and development expenses over the near term, although these expenses may increase over the longer term.

  General and Administrative

  During the three months ended March 31, 2001, general and administrative expenses were $18.8 million, an increase of 252% over general and administrative expenses of $5.3 million for the three months ended March 31, 2000. During the six months ended March 31, 2001, general and administrative expenses were $35.1 million, an increase of 302% over general and administrative expenses of $8.7 million for the six months ended March 31, 2000.

  The increases are primarily attributable to an increase in compensation associated with additional employees in finance, accounting, legal, human resources and information technology personnel, both domestically and internationally, from our internal growth and acquisitions, an increase in fees paid to outside professional service providers, an increase in communication costs, particularly to remote offices, the implementation costs to expand our financial and human resources infrastructure and to a lesser extent, related overhead. Although, we anticipate that our recent restructuring of our operations will reduce general and administrative expenses over the near term, these expenses may increase over the longer term.

 Amortization of Goodwill and Other Intangible Assets

  Our acquisitions of TradingDynamics, Tradex and SupplierMarket were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired. The aggregate amortization of goodwill and these other intangible assets was $262.0 million and $98.3 million for the three months ended March 31, 2001 and 2000, respectively. The aggregate amortization of goodwill and these other intangible assets was $525.0 million and $98.3 million for the six months ended March 31, 2001 and 2000, respectively.

  In fiscal 2000, we sold 5,142,858 shares of common stock with a fair market value of $834.4 million to an independent third party in connection with an intellectual property agreement. As part of the sale we received intellectual property and $47.5 million in cash. The intellectual property is valued at the difference between the fair market value of the stock being exchanged and the cash received, which is $786.9 million. This amount is classified within other intangible assets and is being amortized over three years based on the terms of the related intellectual property agreement. The aggregate amortization of this intellectual property agreement was $65.6 million and $131.2 for the three and six months ended March 31, 2001, respectively.

  The related amortization of goodwill and other intangible assets totaled $329.6 million and $98.3 million for the three months ended March 31, 2001 and 2000, respectively. This amount includes $2.0 million and $0 of business partner warrant expense for the three months ended March 31, 2001 and 2000, respectively. The related amortization of goodwill and other intangible assets totaled $661.6 million and $98.3 million for the six months ended March 31, 2001 and 2000, respectively. This amount includes $5.4 million and $0 of business partner warrants expensed for the six months ended March 31, 2001 and 2000, respectively. See subsection Impairment of Goodwill and Other Intangible Assets regarding the impairment charge relating to goodwill and other intangible assets acquired in the Tradex acquisition and Note 4 of Notes to Condensed Consolidated Financial Statements for detailed information.

  We anticipate that the unamortized balances of goodwill and other intangibles associated with acquisitions and strategic relationships will continue to be amortized on a straight-line basis over their expected useful lives ranging from three years to five years, respectively. The remaining $1.2 billion of goodwill and other intangible assets as of March 31, 2001 will be amortized on a straight line basis though the quarter ending December 2004 until the related goodwill and other purchased intangibles are fully amortized. It is likely we may continue to expand our business through acquisitions and internal development. Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional charges related to these assets.

 Stock-based Compensation

  We recognized deferred stock-based compensation associated with stock options granted to employees with an exercise price below market value on the date of grant and unvested stock options issued to employees in conjunction with the consummation of the August 2000 SupplierMarket acquisition. These amounts are included as a component of stockholders' equity and are being amortized by charges to operations over the vesting period of the options, consistent with the method described in FIN No. 28. The amortization of stock-based compensation is presented as a separate component of operating expenses in our Condensed Consolidated Statements of Operations. Amortization of deferred stock-based compensation consists of the following (in thousands):

                                                                   Six months
                                              Three months ended     ended
                                                  March 31,        March 31,
                                              ---------------------------------
                                                2001      2000    2001    2000
                                              --------- ---------------- ------
     Cost of revenues........................ $   1,365 $    281 $ 2,859 $  625
     Sales and marketing.....................     4,541    1,741  12,264  3,904
     Research and development................     2,640      637   5,567  1,531
     General and administrative..............     7,151      712  15,338  2,030
                                              --------- -------- ------- ------
       Total................................. $  15,697 $  3,371 $36,028 $8,090
                                              ========= ======== ======= ======

  As of March 31, 2001, we had an aggregate of approximately $75.0 million of deferred stock-based compensation remaining to be amortized.

 Business Partner Warrants

  We have issued warrants for the purchase of our common stock to certain business partners which vest either immediately or based upon the achievement of certain milestones related to targeted revenue amounts. For the three and six months ended March 31, 2001, we recognized business partner warrant expenses associated with three alliance agreements in the aggregate amount of $1.2 million and $14.0 million, respectively. See Note 8 of Notes to Condensed Consolidated Financial Statements for more detailed information.

  In the quarter ended June 30, 2000, we entered into an agreement with a third party as part of our vertical industry strategy to obtain a major partner in the financial services industry. In connection with the agreement, we issued warrants to purchase up to 6,776,000 shares of our common stock. A warrant to purchase, 1,936,000 of these shares was immediately vested. The remaining warrants vest upon attainment of certain milestones related to contingent revenues (contingent gainshare) to be received by us under the terms of the concurrent software licensing arrangement. The warrants generally expire when the milestone period expires or one year after the specific milestone is met. We determined the fair value of the vested warrants to be $56.2 million. In connection with the agreement, we will receive a minimum of $25.0 million in guaranteed gainshare revenues to be paid over a period of two years. We have determined that the guaranteed $25.0 million represents a partial payment for the warrants which vested upon signing of the agreement and has reduced the fair value of the warrants given to the business partner, accordingly. The net amount of $31.2 million was recorded as an intangible asset in the accompanying condensed consolidated financial statements. The intangible asset is being amortized over the expected term of the arrangement of three years. For the three and six months ended March 31, 2001, approximately $2.6 million and $5.4 million of the intangible asset attributable to the arrangement has been amortized to sales and marketing expense, respectively.

  In quarter ended December 31, 2000, 1,400,000 shares of our common stock, underlying a warrant were considered probable of earning upon the release of certain escrowed license fees. We determined the initial fair value of the warrant to be $31.6 million. As of March 31, 2001, the warrant has not vested fully and was remeasured to a revised fair value of $694,000. The fair value of these warrants has been recorded as an intangible asset which will be amortized over the life of the agreement. The cumulative adjustment related to the remeasured fair value of the warrant resulted in a reduction of $589,000 and a charge of $57,000 to business partner warrant expense for the three and six months ended March 31, 2001, respectively.

  During the quarter ended March 31, 2001, a business partner vested in 982,326 shares of warrants as a result of achieving revenue milestones in connection with our sales to third-party customers not affiliated with the business partner. The warrant expense determined by measuring or remeasuring the fair value of such warrants resulted in a credit of $852,000 and a charge of $8.5 million of business partner warrant expense for the three and six months ended March 31, 2001, respectively. There was no business partner warrant expense for the three and six months ended March 31, 2000.

 Minority Interest

  In December 2000, our consolidated subsidiary, Nihon Ariba K.K., issued and sold 38,000 shares, or 40% of its common stock, for cash consideration of approximately $40.0 million to an outside party. Prior to the transaction, we held 100% of the equity of Nihon Ariba K.K. in the form of common stock. Nihon Ariba K.K.'s operations consist of the marketing, distribution, service and support of our products in Japan. As of March 31, 2001, minority interest of approximately $13.9 million is recorded in the Condensed Consolidated Balance Sheet in order to reflect the share of the net assets of Nihon Ariba K.K. held by minority investors. In addition, we recognized approximately ($820,000) and $154,000 as other income/(expense) for the minority interest's share of Nihon Ariba K.K.'s income (loss) for the three month periods ended March 31, 2001 and December 31, 2000, respectively.

 In-Process Research and Development

  In connection with the acquisitions of TradingDynamics and Tradex, we allocated $950,000 and $11.8 million as in-process research and development during the quarter ended March 31, 2000. There were no completed acquisitions in the quarter ended March 31, 2001. See subsection Accounting for Recent Acquisitions for more detailed information regarding the accounting treatment of the TradingDynamics and Tradex acquisitions.

 Impairment of Goodwill and Other Intangible Assets and Equity Investments

  In the quarter ended March 31, 2001, we recorded a $1.4 billion impairment charge relating to goodwill and other intangible assets acquired in the Tradex acquisition. See subsection Accounting for Recent Acquisitions and Note 4 of Notes to Condensed Consolidated Financial Statements for more detailed information.

  During the quarter ended March 31, 2001, we determined that certain equity investments of privately held companies had incurred a decline in value that was considered other-than-temporary. We recorded a charge of $24.4 million in our results of operations to write down the investments to their estimated fair values.

  There was no impairment charge related to goodwill and other intangible assets recorded in fiscal 2000. See Note 4 of Notes to Condensed Consolidated Financial Statements for more detailed information.

 Merger Related Costs

  On January 29, 2001, we signed a definitive agreement to acquire Agile Software Corporation, ("Agile"), a leading provider of collaborative commerce solutions. However, Ariba and Agile mutually agreed to terminate their proposed merger without payment of any termination fees due to the recent challenging economic and market conditions. We have incurred merger related costs totaling $9.2 million related to financial advisor and other professional fees which were all expensed during the quarter ended March 31, 2001.

  Interest Income. During the three months ended March 31, 2001, interest income was $5.7 million, an increase of 109 % over other interest income of $2.7 million for the three months ended March 31, 2000. During the six months ended March 31, 2001, interest income was $11.6 million, an increase of 139% over interest income of $4.8 million for the six months ended March 31, 2000. The increases are attributable to higher average cash and investment balances during fiscal 2001.

 Provision for Income Taxes

  We incurred operating losses for the quarter ended March 31, 2001 and the quarter ended March 31, 2000. Management has recorded a valuation allowance for the full amount of net deferred tax assets, as the future realization of the tax benefit is not considered more likely than not. During the quarter ended March 31, 2001, we recorded income tax expense of $0.8 million primarily relating to our international subsidiaries. The effect of recording this foreign income tax expense was offset by the reversal of $6.8 million of income tax expense that had been recorded for the quarter ended December 31, 2000 on the belief at that time we would have U.S. domestic taxable income for fiscal 2001.

Liquidity and Capital Resources

  As of March 31, 2001, we had $294.6 million in cash, cash equivalents and short-term investments and $49.8 million in long-term investments, $45.0 million in restricted cash for total cash and investments of $389.4 million and $179.4 million in working capital. In the six months ended March 31, 2001, we received $40.0 million in cash and cash equivalents from the issuance of common stock in our Japanese subsidiary to an outside party. We also continue to fund our operations through our cash from operating activities, although cash flows from operations decreased to $16.8 million from $32.0 million during the six months ended March 31, 2001 and 2000, respectively. As of March 31, 2001, we had outstanding lease liabilities of $664,000.

  Net cash provided by operating activities was approximately $16.8 million for the six months ended March 31, 2001. Net cash provided by operating activities for the six months ended March 31, 2001 was primarily attributed to an increase in, deferred revenue from customer payments that were not recognized as revenue, accrued liabilities, accrued compensation and related liabilities and accounts payable. These cash flows provided by operating activities were partially offset by the net loss for the year (less non-cash expenses), decreases in prepaid expenses and other assets and, to a lesser extent, decreases in accounts receivable for the six months ended March 31, 2001.

  Net cash used in investing activities was approximately $153.6 million for the six months ended March 31, 2001. Cash used in investing activities during the six months ended March 31, 2001 primarily reflects purchases of property and equipment, purchases of investments and the increase in restricted cash.

  Net cash provided by financing activities was approximately $67.8 million for the six months ended March 31, 2001, primarily from the issuance of common stock in our Japanese subsidiary to an outside party and by proceeds from the exercise of stock options.

  Capital expenditures, including capital leases, were $59.7 million and $12.5 million for the six months ended March 31, 2001 and 2000, respectively. Our capital expenditures consisted of purchases of operating resources to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our capital expenditures will continue to increase in the future. We, currently, estimate that planned capital expenditures for fiscal 2001 will be approximately $48.0 million, but that amount is subject to change.

  In March 2000, we entered into a new facility lease agreement for approximately 716,000 square feet to be constructed in four office buildings and an amenities building in Sunnyvale, California as our headquarters. The lease term commences in phases upon completion of construction and possession of each building, and ends January 24, 2013. We took possession and lease commencement began on Building 3 as of January 25, 2001, Building 4 as of February 15, 2001, and Building 2 as of March 22, 2001. Possession of Building 1 and the amenities building took place as of April 12, 2001. A total of $2.1 million was paid as lease payments during the quarter as commencement took place on the first three buildings. Minimum lease payments will be $2.1 million monthly when the project is fully completed. Lease payments will escalate annually with the total future minimum lease payments amounting to $387.3 million over the lease term. We have also contributed a significant amount towards construction costs of the facility. As of March 31, 2001, we have paid $56.7 million for improvements to the facility. The total estimated cost of improvements is approximately $90.7 million, but is subject to change. Construction payments are estimated to be fully paid by the quarter ending September 30, 2001. As part of this agreement, we are required to hold a certificate of deposit totaling $40.0 million as a form of security through April 2013 which is classified as restricted cash on the Condensed Consolidated Balance Sheet.

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

We Have a Relatively Limited Operating History and Have Made Several Recent Acquisitions. These Facts Make it Difficult to Evaluate Our Future Prospects Based on Historical Operating Results.

  We were founded in September 1996 and have a relatively limited operating history. Our limited operating history makes an evaluation of our future prospects very difficult. We began shipping our first product, Ariba Buyer, in June 1997 and began to operate the Ariba Commerce Services Network in April 1999. We began shipping Ariba Dynamic Trade in February 2000, following our acquisition of Trading Dynamics, and Ariba Marketplace in March 2000, following our acquisition of Tradex. We will encounter risks and difficulties frequently encountered by companies in new and rapidly evolving markets, including risks associated with our recent acquisitions. Many of these risks are described in more detail in this "Risk Factors" section. We may not successfully address any of these risks. If we do not successfully address these risks, our business would be seriously harmed.

The Market for Our Products and Services is at an Early Stage. They May Not Achieve Widespread Market Acceptance.

  The market for Internet-based electronic commerce applications and services is at an early stage of development. Our success depends on a significant number of large buying organizations, marketplaces and exchanges implementing our products and services. Our ability to attract additional customers for our products and services will depend on using our existing customers as reference accounts. If our products and services do not achieve widespread market acceptance, our business will be seriously harmed.

We Have a History of Losses and Expect to Incur Significant Additional Losses in the Future.

  We had an accumulated deficit of approximately $3.0 billion as of March 31, 2001. We expect to incur significant losses for the foreseeable future for a number of reasons, including the following:

  License revenues from products and services declined in the quarter ended March 31, 2001 compared to the quarter ended December 31, 2001, are not expected to grow at historical rates and could decline further;

  Transaction-based revenues from network access, network services and independent Internet marketplaces are based on unproven business models and may not grow;

  Although we have announced a program to significantly reduce expense levels, we may not reduce expenses to anticipated levels and we may incur significant sales and marketing, research and development and general and administrative expenses in the future;

  We will continue to incur substantial non-cash expenses resulting from amortization of goodwill and other intangibles relating to acquisitions, deferred compensation and potentially the issuance of warrants.

  As of March 31, 2001, we had unamortized goodwill and other intangibles of approximately $1.2 billion, and deferred compensation of approximately $75.0 million. As a result of these intangible assets and deferred charges, we expect to incur significant losses at least through fiscal 2003 and perhaps beyond, even if our results of operations excluding amortization of intangibles and deferred charges would be profitable.

Our Quarterly Operating Results Are Volatile and Difficult to Predict.

  Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. For example, our quarterly operating results for the quarter ended March 31, 2001 declined significantly from our operating results for the prior quarter. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance.

  Our quarterly operating results may vary depending on a number of factors, including the following:

  Risks Related to Revenues

  .  fluctuations in demand for our products and services;

  . changes in the timing of sales of our products and services because our sales cycle changes; we realize a significant portion of revenues at the end of the quarter and we depend on a relatively small number of customers for relatively large orders;

  . changes in the percentage of bookings in a given quarter that are recognized as revenues in that quarter;

  . actions taken by our competitors, including new product introductions and enhancements; and

  . an economic slowdown or recession affecting the economy generally or our industry in particular.

  Risks Related to Expenses

  . payment of compensation to sales personnel based on achieving sales quotas and co-sale payments, referral fees and other commissions to our strategic partners based on our sales;

  . royalties paid to third parties for technology incorporated into our products and services;

  . our ability to control costs, including our planned reduction in expense levels;

  . costs resulting from the write off of intangible assets relating to recent and any future acquisitions; and

  . fluctuations in non-cash expenses related to the issuance of warrants to purchase common stock based on fluctuations in our stock price.

  Risks Related to Operations

  . our ability to scale our network and operations to support large numbers of customers, suppliers and transactions;

  . our ability to develop, introduce and market new products and enhancements to our existing products on a timely basis;

  . changes in our pricing policies and business model or those of our competitors; and

  .  integration of our recent acquisitions and any future acquisitions.

Our Revenues In Any Quarter Depend on a Relatively Small Number of Relatively Large Orders. We Have Recently Experienced Lengthening Sales Cycles and Deferrals of a Number of Large Anticipated Orders.

  Our quarterly revenues are especially subject to fluctuation because they depend on the sale of relatively large orders for our products and related services. Many of these orders are realized at the end of the quarter. As a result, our quarterly operating results may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. We have recently experienced lengthening sales cycles and deferrals of a number of large anticipated orders which we believe have been affected by general economic uncertainty.

Revenues in Any Future Quarter May Be Adversely Affected to the Extent We Defer Recognizing Revenue from Contracts Booked in That Quarter.

  We frequently enter into contracts where we recognize only a portion of the potential revenue under the contract in the quarter in which we enter into the contract. For example, we may recognize revenue on a ratable basis over the life of the contract or enter into contracts where the recognition of revenue is conditioned upon delivery of future software elements. As a result, revenues in any given quarter may be adversely affected to the extent we enter into contracts where revenue under those contracts is recognized in future periods.

Our Recent Acquisitions Will, and Any Future Acquisitions May, Require Us to Incur Significant Charges for Intangible Assets.

  Our recent acquisitions will, and any future acquisitions may, require us to incur significant charges for goodwill and other intangible assets, which will negatively affect our operating income. As of March 31, 2001, we had an aggregate of $1.2 billion of unamortized goodwill and other intangible assets, after giving effect to the write off of $1.4 billion of goodwill and other intangible assets relating to our acquisition of Tradex Technologies in the quarter ended March 31, 2001. The amortization of our remaining goodwill and other intangible assets will result in significant additional charges to operations at least through the quarter ending December 31, 2004.

A Decline in Revenues May Have a Disproportionate Impact on Operating Results.

  Because our expense levels are relatively fixed in the near term for a given quarter and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results for that quarter.

Implementation of Our Products by Large Customers Is Complex, Time Consuming and Expensive. We Frequently Experiences Long Sales and Implementation Cycles.

  Ariba Buyer and Ariba Marketplace are enterprise-wide solutions that must be deployed with many users within a buying organization. Implementation of these solutions by buying organizations is complex, time consuming and expensive. In many cases, our customers must change established business practices. In addition, they must generally consider a wide range of other issues before committing to purchase our products and services, including product benefits, ease of installation, ability to work with existing computer systems, ability to support a larger user base, functionality and reliability. Furthermore, many customers will be addressing these issues for the first time in the context of implementing these solutions. As a result, we must often educate potential customers on the use and benefits of our products and services. In addition, we believe that the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer organization. The implementation and deployment of our products requires a significant commitment of resources by our customers and third-party and/or professional services organizations. Because we target different sized customers, our sales cycles typically average approximately five to nine months for our different product offerings.

We Expect to Depend on Ariba Buyer for a Substantial Portion of Our Business for the Foreseeable Future. This Business Could Be Concentrated in a Relatively Small Number of Customers.

  We anticipate that revenues from Ariba Buyer and related products and services will continue to constitute a substantial portion of our revenues for the foreseeable future. For the quarter ended March 31, 2001, revenues from Ariba Buyer and related products were more than a majority of our total revenues. Consequently, if we experience a price decline or fail to achieve broad market acceptance of Ariba Buyer, our business would be seriously harmed. In addition, for the quarter ended March 31, 2001, a relatively small number of customers accounted for a substantial portion of revenues from sales of Ariba Buyer and related products. We may continue to derive a significant portion of our revenues attributable to Ariba Buyer from a relatively small number of customers.

Business-to-Business Electronic Commerce Purchasing Networks, Including the Ariba Commerce Services Network, Are at an Early Stage of Development and Market Acceptance.

  We began operating the Ariba Commerce Services Network in April 1999. Our business would be seriously harmed if the Ariba Commerce Services Network and other electronic commerce purchasing networks do not achieve broad and timely market acceptance. Market acceptance of these networks is subject to a number of significant risks. These risks include:

  . operating resource management and procurement on the Internet is a new market;

  . our network may not be able to support large numbers of buyers and suppliers and cause slower response times and other problems;

  . our need to enhance the interface between our Ariba Buyer, Ariba Marketplace and Ariba Dynamic Trade products and the Ariba Commerce Services Network;

  . our need to significantly enhance the features and services of the Ariba Commerce Services Network to achieve widespread commercial acceptance of our network; and

  . our need to significantly expand our internal resources to support planned growth of the Ariba Commerce Services Network.

If a Critical Mass of Suppliers Do Not Join the Ariba Commerce Services Network, the Network Will Not Attract Sufficient Buyers and Other Sellers Required to Make the Network Successful.

  We depend on suppliers joining the Ariba Commerce Services Network. Any failure of suppliers to join the Ariba Commerce Services Network in sufficient and increasing numbers would make the network less attractive to buyers and consequently other suppliers. In order to provide buyers on the Ariba Commerce Services Network an organized method for accessing goods and services, we rely on suppliers to maintain Web-based catalogs (product catalogues maintained in electronic format), indexing services (services that provide electronic product indices) and other content aggregation tools (software tools that allow users to aggregate information maintained in electronic format). Our inability to access and index these catalogs and services would result in our customers having fewer products and services available to them through our solution, which would adversely affect the perceived usefulness of the Ariba Commerce Services Network.

Our Business Will Be Seriously Harmed If We Do Not Develop a Successful Revenue Model for the Ariba Commerce Services Network.

  Although we expect to derive a significant portion of our long-term future revenue from the Ariba Commerce Services Network and other electronic commerce purchasing networks, we have not yet fully evolved our revenue model for services associated with these networks. The associated revenues may be a combination of transaction and/or annual subscription fees. Examples of such services might include electronic payment, bid/quote and sourcing, among others. However, we cannot predict whether these services and other functionality will be commercially successful or whether they will adversely impact revenues from our Ariba Buyer products and services. We would be seriously harmed if the Ariba Commerce Services Network and other electronic trading networks are not commercially successful or if they adversely impact revenues from our Ariba Buyer solution.

We Rely on Third Parties to Expand, Manage and Maintain the Computer and Communications Equipment and Software Needed for the Day-to-Day Operations of the Ariba Commerce Services Network.

  We rely on several third parties to provide hardware, software and services required to expand, manage and maintain the computer and communications equipment and software needed for the day-to-day operations of the Ariba Commerce Services Network. Services provided by these parties include managing the Ariba Commerce Services Network Web server, maintaining communications lines and managing network data centers. We may not successfully obtain these services on a timely and cost effective basis. For example, many of these third parties experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any problems caused by these third parties could cause users of the Ariba Commerce Services Network to perceive our network as not functioning properly and to use other methods to buy goods and services.

We Depend on Strategic Relationships with Our Partners.

  We have established strategic reselling, ASP and hosting relationships with some outside companies. These companies are entitled to resell and/or host our products to their customers. These relationships are new and this strategy is unproven. We cannot be assured that any of these resellers, ASP partners or hosts, or those we may contract with in the future, will be able to resell our products to an adequate number of customers. If our current or future strategic partners are not able to successfully resell our products, our business could be seriously harmed. For example, we have formed strategic alliances with IBM and i2 Technologies to integrate our technologies and work together to market and sell targeted solutions. We also have strategic relationships with Softbank, as a minority shareholder of our Japanese subsidiary, Nihon Ariba K.K., and with Telefonica in Europe and Latin America. We plan to expand our strategic relationships both domestically and internationally. As part of these agreements, we will be deploying critical employee resources to help promote these alliances. There is no guarantee that these alliances will be successful in creating a larger market for our product offerings. For example, i2 Technologies recently announced that it has entered into an agreement to acquire RightWorks, which offers Internet-based applications and services that are competitive with applications and services offered by us. As a result, i2 Technologies may not promote our products and services to its customers. If these alliances are not successful, our business, operating results and financial position could be seriously harmed.

We Face Intense Competition From Many Participants in the Business-to-Business Electronic Commerce Industry. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

  The market for our solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We also increasingly encounter competition with respect to different aspects of our solution from companies such as Captura Software, Clarus, Commerce One, Concur Technologies, Extensity, GE Information Services, Intelisys, Netscape Communications, a subsidiary of America Online, RightWorks and VerticalNet. We also encounter significant competition from several major enterprise software developers, such as Oracle, PeopleSoft and SAP. In addition, because there are relatively low barriers to entry in the business-to-business exchange market, we expect additional competition from other established and emerging companies, particularly if they acquire one of our competitors. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. We could also face competition from new companies who introduce an Internet-based management solution.

  Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than us. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations.

  We may not be able to compete successfully against our current and future competitors.

If We Fail to Develop Our Products and Services in a Timely and Cost-Effective Basis, or If Our Products and Services Do Not Achieve Market Acceptance, Our Business Will Be Seriously Harmed.

  We may fail to introduce or deliver new releases or new potential offerings on a timely and cost-effective basis or at all, particularly given the expansion of our product offering as a result of our recent acquisitions. The life cycles of our products are difficult to predict because the market for our products is new and emerging, and is characterized by rapid technological change, changing customer needs and evolving industry standards. The introduction of products employing new technologies and emerging industry standards could render our existing products or services obsolete and unmarketable. In addition, we have experienced delays in the commencement of commercial shipments of our new releases of Ariba Buyer [and other products] in the past. If new releases or potential new products are delayed or do not achieve market acceptance, we could experience a delay or loss of revenues and customer dissatisfaction.

  For us to be successful, our products and services must keep pace with technological developments and emerging industry standards, address the ever-changing and increasingly sophisticated needs of our customers and achieve market acceptance. In developing new products and services, we may:

  . fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner;

  . encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of our existing products and services;

  . experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services;

  . experience deferrals in orders in anticipation of new products or releases; or

  . fail to develop new products and services that adequately meet the requirements of the marketplace or achieve market acceptance.

  As a result of the foregoing factors, we could experience a delay or loss of revenues and customer dissatisfaction when introducing new and enhanced products and services.

Our Business Will Be Seriously Harmed If We Fail to Establish and Maintain Relationships With Third Parties That Will Effectively Implement Ariba Buyer, Ariba Marketplace and Other Products.

  We rely, and expect to rely increasingly, on a number of third parties to implement Ariba Buyer, Ariba Marketplace and our other products at customer sites. These products are enterprise-wide solutions that must be deployed within the customer's organization. The implementation process is complex, time-consuming and expensive. We rely on third parties such as Accenture, Arthur Andersen, Ernst & Young and EDS to implement our products, because we lack the internal resources to implement our products at current and potential customer sites. If we are unable to establish effective, long-term relationships with our implementation providers, or if they do not meet the needs or expectations of their customers, our business would be seriously harmed. Our current implementation partners are not contractually required to continue to help implement our products. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support our needs. If these resources are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet our customers' implementation needs. A number of our competitors, including Oracle, SAP and PeopleSoft, have significantly more well-established relationships with these third party system integrators and, as a result, these third parties may be more likely to recommend competitors' products and services rather than our own. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

Some of Our Customers are Small Emerging Growth Companies that May Represent Credit Risks.

  Some of our customers expanded to include small emerging growth companies. Many of these companies have limited operating histories, are operating at a loss and have limited access to capital. With the significant slowdown in U.S. economic growth in the past several months and uncertainty relating to the prospects for near-term U.S. economic growth, some of these customers may represent a credit risk. If our customers experience financial difficulties or fail to experience commercial success, we may have difficulty collecting on our accounts.

New Versions and Releases of Our Products May Contain Errors or Defects.

  Ariba Buyer, Ariba Marketplace and our other products are complex. They may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of our products. We have in the past discovered software errors in our new releases and new products after their introduction. For example, in the past we discovered problems with respect to the ability of software written in Java to scale to allow for large numbers of concurrent users of Ariba Buyer. We have experienced delays in release, lost revenues and customer frustration during the periods required to correct these errors. We may in the future discover errors and additional scalability limitations in new releases or new products after the commencement of commercial shipments. In addition, a delay in the commercial release of the next version of Ariba Buyer, Ariba Marketplace or our other products could also slow the growth of the Ariba Commerce Services Network.

We Are the Target of Several Securities Class Action Complaints and are at Risk of Securities Class Action Litigation, Which Could Result in Substantial Costs and Divert Management Attention and Resources.

  Between March 20, 2001 and April 5, 2001, several securities class action complaints were filed against us and several of our current and former officers and directors in the United States District Court for the Southern District of New York. The complaints allege that our lead underwriters, Ariba and the other named defendants violated federal securities laws by making material false and misleading statements in our prospectus incorporated in our registration statement on Form S-1 filed with the SEC in June 1999. The complaints are generally related to the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in our initial public offering. The complaints are currently in the process of being consolidated into a single action. We believe that the claims against us are without merit and intend to defend against the complaints vigorously. Securities class action litigation could result in substantial costs and divert our management's attention and resources, which could seriously harm our business.

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

  The Ariba Commerce Services Network provides our customers with indices of products that can be purchased from suppliers participating in the Ariba Commerce Services Network. The law relating to the liability of providers of listings of products and services sold over the Internet for errors, defects or other performance problems with respect to those products and services is currently unsettled. We will not pre-screen the types of products and services that may be purchased through the Ariba Commerce Services Network. Some of these products and services could contain performance or other problems. Similar issues may arise for business-to-business marketplaces and exchanges that use our Ariba Marketplace and Ariba Dynamic Trade applications. We may not successfully avoid civil or criminal liability for problems related to the products and services sold through the Ariba Commerce Services Network or other electronic networks using our market maker applications. Any claims or litigation could still require expenditures in terms of management time and other resources to defend ourselves. Liability of this sort could require us to implement measures to reduce our exposure to this liability, which may require us, among other things, to expend substantial resources or to discontinue certain product or service offerings or to take precautions to ensure that certain products and services are not available through the Ariba Commerce Services Network or other electronic networks using our market maker applications.

Our Success Depends on Retaining Our Current Key Personnel and Attracting Additional Key Personnel, Particularly in the Areas of Direct Sales and Research and Development.

  Our future performance depends on the continued service of our senior management, product development and sales personnel, in particular Keith Krach, our Chairman, and Larry Mueller, our Chief Executive Officer. None of these persons, including Messrs. Krach and Mueller, is bound by an employment agreement, and we do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. Our future success also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. Our ability to retain key employees may be harder, because many employees hold options to purchase stock with an exercise price that is substantially higher than the current market price of our stock. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

  We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. We have only one issued patent and may not develop proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us or our other intellectual property. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as do United States laws and, in the case of the Ariba Commerce Services Network, because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and evolving.

  In the quarter ended March 31, 2000, we entered into an intellectual property agreement with an independent third party. This intellectual property agreement protects our products against any claims of infringement regarding patents of this outside party that are currently issued, pending and are to be issued over the three year period subsequent to the date of the agreement.

  There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims, and third parties may claim that we or our current or potential future products infringe their intellectual property. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

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

If We Do Not Effectively Manage Our Growth and Expansion, Our Business Will be Harmed.

  We have recently experienced a period of significant expansion of our operations that has placed a significant strain upon our management systems and resources. If we are unable to manage our growth and expansion, our business will be seriously harmed. In addition, even after giving effect to our recent workforce reduction, the number of our employees has increased significantly over the last 12 to 18 months. We have also expanded the geographic scope of our customer base and operations. This expansion has resulted and will continue to result in substantial demands on our management resources. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force. We have implemented new systems to manage our financial and human resources infrastructure. We may find that these systems, our personnel, procedures and controls may be inadequate to support our future operations.

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

  To be successful, we believe we must continue to expand our international operations and hire additional international personnel. Therefore, we have committed and expect to continue to commit significant resources to expand our international sales and marketing activities. If successful, we will be subject to a number of risks associated with international business activities. These risks generally include:

  .  currency exchange rate fluctuations;

  .  seasonal fluctuations in purchasing patterns;

  .  unexpected changes in regulatory requirements;

  .  tariffs, export controls and other trade barriers;

  . longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

  .  difficulties in managing and staffing international operations;

  . potentially adverse foreign tax consequences, including withholding in connection with the repatriation of earnings;

  .  the burdens of complying with a wide variety of foreign laws;

  . the risks related to the recent global economic turbulence and adverse economic circumstances in Asia; and

  .  political instability.

We May Be Unable to Complete Any Future Acquisitions. Our Business Could Be Adversely Affected as a Result.

  In the quarter ended March 31, 2000, we acquired TradingDynamics, a leading provider of business-to-business Internet trading applications, and Tradex Technologies, a leading provider of solutions for net markets. In the quarter ended September 30, 2000, we acquired SupplierMarket.com, a leading provider of online collaborative sourcing technologies. We anticipate that it may be necessary or desirable to acquire additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products or technologies into our existing business and operations. If our efforts are not successful, our business could seriously be harmed.

Any Future Acquisitions May Dilute Our Equity and Adversely Effect Our Financial Position.

  Any future acquisition in which the consideration consists of stock or other securities may significantly dilute our equity. Any future acquisition in which the consideration consists of cash may require us to use a substantial portion of our available cash. Financing for future acquisitions may not be available on favorable terms, or at all.

Our Recent Acquisitions Are, and Any Future Acquisitions Will Be, Subject to a Number of Risks.

  Our recent acquisitions are, and any future acquisitions will be, subject to a number of risks, including:

  .  the diversion of management time and resources;

  . the difficulty of assimilating the operations and personnel of the acquired companies;

  .  the potential disruption of the ongoing businesses;

  . the difficulty of incorporating acquired technology and rights into our products and services;

  .  unanticipated expenses related to technology integration;

  . difficulties in maintaining uniform standards, controls, procedures and policies;

  . the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

  .  potential unknown liabilities associated with acquired businesses.

In the Future, We May Need to Raise Additional Capital in Order to Remain Competitive in the Business-to-Business Electronic Commerce Industry. This Capital May Not Be Available on Acceptable Terms, If at All.

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

Our Stock Price Is Highly Volatile.

  Our stock price has fluctuated dramatically. There is a significant risk that the market price of the common stock will decrease significantly in the future in response to any of the following factors, some of which are beyond our control:

  .  variations in our quarterly operating results;

  . announcements that our revenue or income are below analysts' expectations;

  . changes in analysts' estimates of our performance or industry performance;

  .  general economic slowdowns;

  .  changes in market valuations of similar companies;

  .  sales of large blocks of our common stock;

  . announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

  . loss of a major customer or failure to complete significant license transactions;

  .  additions or departures of key personnel; and

  . fluctuations in stock market price and volume, which are particularly common among highly volatile securities of software and Internet-based companies.

We Are at Risk of Securities Class Action Litigation Due to Our Stock Price Volatility.

  In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We have recently experienced significant volatility in the price of our stock. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business.

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

Our business would be seriously harmed if:

  . use of the Internet and other online services does not continue to increase or increases more slowly than expected;

  . the technology underlying the Internet and other online services does not effectively support any expansion that may occur; or

  . the Internet and other online services do not create a viable commercial marketplace, inhibiting the development of electronic commerce and reducing the need for our products and services.

We Depend on the Acceptance of the Internet as a Commercial Marketplace, and This Acceptance May Not Occur on a Timely Basis.

  The Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons. These reasons include:

  . potentially inadequate development of the necessary communication and computer network technology, particularly if rapid growth of the Internet continues;

  . delayed development of enabling technologies and performance improvements;

  .  delays in the development or adoption of new standards and protocols;
     and

  .  increased governmental regulation.

  Since our business depends on the increased acceptance and use of the Internet as a medium of commerce, if the Internet is not accepted as a viable medium of commerce or if that acceptance takes place at a rate that is slower than anticipated, our business would be harmed.

Security Risks and Concerns May Deter the Use of the Internet for Conducting Electronic Commerce.

  A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other Web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Web for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt the Ariba Commerce Services Network or make it inaccessible to customers or suppliers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if it does not prevent them.

Increasing Government Regulation Could Limit the Market for, or Impose Sales and Other Taxes on the Sale of, Our Products and Services or on Products and Services Purchased Through the Ariba Commerce Services Network.

  As Internet commerce evolves, We expect that federal, state or foreign agencies will adopt regulations covering issues such as user privacy, pricing, content and quality of products and services. It is possible that legislation could expose companies involved in electronic commerce to liability, which could limit the growth of electronic commerce generally. Legislation could dampen the growth in Internet usage and decrease our acceptance as a communications and commercial medium. If enacted, these laws, rules or regulations could limit the market for our products and services.

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

  Legislation limiting the ability of the states to impose taxes on Internet-based transactions has been enacted by the U.S. Congress. This legislation is presently set to expire on October 21, 2001. Failure to enact or renew this legislation could allow various states to impose taxes on electronic commerce, and the imposition of these taxes could seriously harm our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Foreign Currency Risk

  The Company develops products in the United States and markets its products in the United States, Latin America, Europe, Canada, Australia and Asia. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of its sales are currently made in U.S. dollars, a strengthening of the dollar could make its products less competitive in foreign markets.

 Interest Rate Risk

  The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified investments, consisting only of investment grade securities. Due to the nature of our investments, the Company believes that there is no material risk exposure. All investments in the table below are carried at market value, which approximates cost.

  The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of the Company's investment portfolio (in thousands except for interest rates).

                         Year ended Year ended Year ended
                         March 31,  March 31,  March 31,
                            2002       2003       2004    Thereafter  Total
                         ---------- ---------- ---------- ---------- --------
Cash equivalents........  $131,207       --         --       --      $131,207
Average interest rate...      4.21%      --         --       --          4.21%
Investments.............  $194,079   $22,120    $23,525      --      $239,724
Average interest rate...      5.15%     5.89%      6.20%     --          5.32%
Total investment
 securities.............  $325,286   $22,120    $23,525      --      $370,931

--------
Note that these amounts exclude equity investments as described below.

 Other Investments

  Other assets include investments in equity instruments of privately held companies which amounted to $5.6 million and $30.5 million as of March 31, 2001 and September 30, 2000, respectively. These investments are accounted for using the cost method and consist of common stock, preferred stock and warrants for common stock. Of these amounts, $2.8 million and $13.7 million at March 31, 2001 and September 30, 2000, respectively, were received as consideration in connection with licensing transactions with customers and business partners. The Company determines the fair value for common stock and preferred stock equity investments based on amounts paid by independent third parties in the investees' most recent capital transactions. The fair value of the common stock warrants received is determined using a Black-Scholes option pricing model. The fair value of shares underlying vested warrants totaled approximately $1.4 million and $4.4 million at March 31, 2001 and September 30, 2000, respectively. These investments are reviewed each reporting period for declines considered other-than-temporary, and, if appropriate, written down to their estimated fair value. During the three months ended March 31, 2001, the Company determined that these investments had incurred a decline in value that was other-than-temporary and reduced their carrying amounts to estimated fair value by a charge of $24.4 million to its results of operations.

  Equity investments in publicly traded companies for which the company does not have the ability to exercise significant influence are classified as available-for-sale and stated at fair value based on quoted market rates. Adjustments to the fair value of available-for-sale investments are recorded as a component of other comprehensive income.

  During the six month ended March 31, 2001, the Company also sold common stock held in two public companies for proceeds of approximately $310,000. The common stock is subject to significant risk based on the recent volatility of stock markets around the world. As of March 31, 2001 investments in publicly traded companies totaled approximately $7,000 and is classified as long-term investments.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

  Between March 20, 2001 and April 5, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against us, several of our officers and directors, and two underwriters of our initial public offering. The purported class actions are all brought on behalf of purchasers of our common stock since June 23, 1999, the date of our initial public offering. The plaintiffs allege that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that Morgan Stanley, our lead underwriter, required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions and required investors to agree to buy shares of our securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that because of these purchases, the Company's post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in our prospectus and the purported inflation of our stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act and Section 10(b) of the Securities Exchange Act. The complaints are currently in the process of being consolidated into a single action. We believe that we have meritorious defenses against these actions and intend to vigorously defend them.

  We are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

  (a) Modification of Constituent Instruments

    Not applicable.

  (b) Change in Rights

    Not applicable.

  (c) Changes in Securities

    Not applicable.

  (d) Use of Proceeds

    Not applicable.

Item 3. Defaults Upon Senior Securities

  Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

  The Company held its annual meeting of stockholders in San Mateo, California on February 26, 2001, which meeting was adjourned until March 26, 2001 when it was completed. Of the 251,041,398 shares outstanding as of the record date, 194,364,369 shares were present or represented by proxy at the meeting on February 26, 2001 and 200,952,967 shares were present or represented by proxy at the adjourned meeting on March 26, 2001. At these meetings the following actions were voted upon:

    a. To elect the following directors to serve for a term ending upon the 2004 Annual Meeting of Stockholders or until their successors are elected and qualified:

                                                              FOR      AGAINST
                                                          ----------- ----------
     Paul Hegarty........................................ 183,891,620 10,472,749
     John B. Mumford..................................... 187,810,360  6,554,009

    b. To approve an amendment to the Company's Certificate of Incorporation to allow future amendments to Article IV of the Certificate of Incorporation, which among other things, authorizes the capital stock of the Company, to be accomplished by the approval of holders of a majority of the outstanding shares of voting capital stock of the Company instead of the current vote requirement of at least sixty-six and two-thirds percent (66 2/3%) of the outstanding shares of voting capital stock of the Company:

         FOR      AGAINST   ABSTAIN
     ----------- ---------- -------
     127,349,562 22,845,992 244,337

    c. To amend the Company's 1999 Equity Incentive Plan to modify the provision for automatically increasing the number of shares available for issuance under the 1999 Equity Incentive Plan:

         FOR      AGAINST   ABSTAIN
     ----------- ---------- -------
     132,611,383 61,243,748 509,238

    d. To ratify the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ending September 30, 2001:

         FOR      AGAINST   ABSTAIN
     ----------- ---------- -------
     188,467,995  5,676,909 219,465

Item 5. Other information

  Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

     10.20 Offer Letter, dated January 22, 2001, by and between the Registrant and James W. Steele.
     10.21 Offer Letter, dated February 21, 2001 by and between the Registrant and Michael Schmitt.

  (b) Reports on Form 8-K

  A current report on Form 8-K was filed with the Securities and Exchange Commission by Ariba on April 3, 2001 to report the termination of our merger with Agile Software Corporation and the Termination Agreement and Release entered in connection with the termination.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Ariba, Inc.

                                                  /s/ Robert M. Calderoni

                                          By: _________________________________
Date: May 15, 2001                                  Robert M. Calderoni
                                            Executive Vice-President and Chief
                                                     Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit
   No.   Exhibit Title
 ------- -------------
 10.20   Offer Letter, dated January 22, 2001, by and between the Registrant and James W. Steele.
 10.21   Offer Letter, dated February 21, 2001 by and between the Registrant and Michael Schmitt.