Form 10-Q
period 2001-06-30
ARIBA INC
filed 2001-08-14
CIK 1084755

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   Form 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

  For the Quarter Ended June 30, 2001

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

                                807 11th Avenue
                          Sunnyvale, California 94089
                    (Address of principal executive offices)

                                 (650) 390-1000
              (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

   On July 31, 2001, 258,606,510 shares of the registrant's common stock were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ARIBA, INC.

                                     INDEX

                                                                       Page No.
                                                                       --------
 PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2001 and
         September 30, 2000.........................................       3

         Condensed Consolidated Statements of Operations for the
         three and nine month periods ended June 30, 2001 and 2000..       4

         Condensed Consolidated Statements of Cash Flows for the
         nine month periods ended June 30, 2001 and 2000............       5

         Notes to the Condensed Consolidated Financial Statements...       6

         Management's Discussion and Analysis of Financial Condition
 Item 2. and Results of Operations..................................      24

         Quantitative and Qualitative Disclosures About Market
 Item 3. Risk.......................................................      49

 PART II. OTHER INFORMATION

 Item 1. Legal Proceedings..........................................      51

 Item 2. Changes in Securities and Use of Proceeds..................      51

 Item 3. Defaults Upon Senior Securities............................      51

 Item 4. Submission of Matters to a Vote of Securities Holders......      51

 Item 5. Other Information..........................................      51

 Item 6. Reports on Form 8-K........................................      51

         SIGNATURES.................................................      52

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                          ARIBA, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (unaudited)

                                                     June 30,    September 30,
                                                       2001          2000
                                                    -----------  -------------
                      ASSETS
                      ------

Current assets:
  Cash and cash equivalents........................ $   118,284   $  195,241
  Short-term investments...........................     130,369       84,974
  Restricted cash..................................      14,300        3,500
  Accounts receivable, net.........................      41,926       61,892
  Prepaid expenses and other current assets........      31,136       26,817
                                                    -----------   ----------
    Total current assets...........................     336,015      372,424
Property and equipment, net........................     120,464       56,049
Long-term investments..............................      47,417       53,976
Restricted cash....................................      30,071       28,537
Other assets.......................................       7,679       42,754
Goodwill and other intangible assets, net..........   1,022,351    3,262,138
                                                    -----------   ----------
    Total assets................................... $ 1,563,997   $3,815,878
                                                    ===========   ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
  Accounts payable................................. $    43,622   $   11,235
  Accrued compensation and related liabilities.....      54,410       54,439
  Accrued liabilities..............................      50,142       51,372
  Restructuring costs..............................      28,783          --
  Deferred revenue.................................      85,685      101,245
  Current portion of other long-term liabilities...         342          536
                                                    -----------   ----------
    Total current liabilities......................     262,984      218,827
Restructuring costs................................      22,119          --
Deferred revenue...................................     104,848       98,457
Other long-term liabilities, net of current
 portion...........................................         181          402
                                                    -----------   ----------
    Total liabilities..............................     390,132      317,686
                                                    -----------   ----------
Minority interests.................................      17,714          --
Commitments and Contingencies (Note 5)
Stockholders' equity:
  Common stock.....................................         509          495
  Additional paid-in capital.......................   4,494,685    4,466,325
  Deferred stock-based compensation................     (39,274)    (130,003)
  Accumulated other comprehensive loss.............      (5,738)        (918)
  Accumulated deficit..............................  (3,294,031)    (837,707)
                                                    -----------   ----------
    Total stockholders' equity.....................   1,156,151    3,498,192
                                                    -----------   ----------
    Total liabilities and stockholders' equity..... $ 1,563,997   $3,815,878
                                                    ===========   ==========

     See accompanying notes to condensed consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                   Three Months Ended      Nine Months Ended
                                        June 30,               June 30,
                                   --------------------  ----------------------
                                     2001       2000        2001        2000
                                   ---------  ---------  -----------  ---------
Revenues:
 License.........................  $  49,083  $  53,574  $   236,599  $  95,545
 Maintenance and service.........     36,245     27,091      109,615     48,641
                                   ---------  ---------  -----------  ---------
   Total revenues................     85,328     80,665      346,214    144,186
                                   ---------  ---------  -----------  ---------
Cost of revenues:
 License.........................      2,527      3,117       16,979      5,358
 Maintenance and service
  (exclusive of stock-based
  compensation expense of $955
  and $200 for the three months
  ended June 30, 2001 and 2000
  and $3,814 and $825 for the
  nine months ended June 30,
  2001 and 2000, respectively)...     12,965     10,876       56,635     18,524
                                   ---------  ---------  -----------  ---------
   Total cost of revenues........     15,492     13,993       73,614     23,882
                                   ---------  ---------  -----------  ---------
 Gross profit....................     69,836     66,672      272,600    120,304
                                   ---------  ---------  -----------  ---------
Operating expenses:
 Sales and marketing (exclusive
  of stock-based compensation
  expense of $3,190 and $588 for
  the three months ended June
  30, 2001 and 2000 and $15,455
  and $4,492 for the nine months
  ended June 30, 2001 and 2000,
  respectively and exclusive of
  $20,173 and $34,116 of
  business partner warrants
  expense for the three and nine
  months ended June 30, 2001,
  respectively and exclusive of
  $13,575 of business partner
  warrant expense for the three
  and nine months ended June
  30,2000).......................     59,448     65,595      223,090    121,616
 Research and development
  (exclusive of stock-based
  compensation expense of $2,363
  and $537 for the three months
  ended June 30, 2001 and 2000
  and $7,929 and $2,068 for the
  nine months ended June 30,
  2001 and 2000, respectively)...     25,372     10,771       71,740     22,338
 General and administrative
  (exclusive of stock-based
  compensation expense of $6,492
  and $543 for the three months
  ended June 30, 2001 and 2000
  and $21,830 and $2,573 for the
  nine months ended June 30,
  2001 and 2000, respectively)...     14,520      6,442       49,687     13,963
Amortization of goodwill and
 other intangible assets.........    144,208    290,392      800,307    388,679
In-process research and
 development.....................        --         --           --      12,750
Business partner warrants........     20,173     13,575       34,116     13,575
Amortization of stock-based
 compensation....................     13,000      1,868       49,028      9,958
Restructuring costs..............     70,041        --        70,041        --
Impairment of goodwill and other
 intangible assets and equity
 investments.....................        --         --     1,433,292        --
Merger related costs.............        --         --         9,185        --
                                   ---------  ---------  -----------  ---------
   Total operating expenses......    346,762    388,643    2,740,486    582,879
                                   ---------  ---------  -----------  ---------
Loss from operations.............   (276,926)  (321,971)  (2,467,886)  (462,575)
 Interest income.................      4,090      5,328       15,650     10,156
 Interest expense................        (18)       (30)        (191)      (160)
 Other income (expense)..........      1,503        (53)         828         21
                                   ---------  ---------  -----------  ---------
Net loss before income taxes.....   (271,351)  (316,726)  (2,241,599)  (452,558)
Income tax expense...............     (2,173)      (433)      (4,725)      (875)
                                   ---------  ---------  -----------  ---------
Net loss.........................  $(273,524) $(317,159) $(2,456,324) $(453,433)
                                   ---------  ---------  -----------  ---------
Basic and diluted net loss per
 share...........................  $   (1.10) $   (1.45) $    (10.15) $   (2.46)
                                   ---------  ---------  -----------  ---------
Shares used in computing net loss
 per share--basic and diluted....    249,103    218,478      241,935    184,566
                                   =========  =========  ===========  =========

     See accompanying notes to condensed consolidated financial statements.

                          ARIBA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                          Nine Months Ended
                                                              June 30,
                                                        ----------------------
                                                           2001        2000
                                                        -----------  ---------
Operating activities:
Net loss..............................................  $(2,456,324) $(453,433)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
  Provision for doubtful accounts.....................       25,332        --
  Depreciation and amortization.......................      819,761    393,359
  In-process research and development.................          --      12,750
  Amortization of stock-based compensation............       49,028      9,958
  Impairment of equity investments....................       24,385        --
  Impairment of goodwill and other intangible assets..    1,408,907        --
  Non-cash warrant expense, net.......................       32,306     13,596
  Minority interests in net (income) of consolidated
   subsidiary.........................................       (1,921)       --
Changes in operating assets and liabilities:
  Accounts receivable.................................       (6,386)   (29,738)
  Prepaid expenses and other assets...................          871     (9,114)
  Accounts payable....................................       31,609      4,884
  Accrued compensation and related liabilities........          (29)    32,454
  Accrued liabilities.................................       10,748     15,317
  Restructuring costs.................................       50,902        --
  Deferred revenue....................................       (8,489)    97,557
                                                        -----------  ---------
Net cash provided by (used in) operating activities...      (19,300)    87,590
                                                        -----------  ---------
Investing activities:
  Purchases of property and equipment, net............      (83,868)   (23,380)
  Purchases of investments, net.......................      (37,694)   (50,652)
  Cash acquired in purchase transactions..............          --      99,638
  Direct costs of purchase transactions...............          --     (39,501)
  Allocation to restricted cash.......................      (12,334)   (30,680)
                                                        -----------  ---------
Net cash used in investing activities.................     (133,896)   (44,575)
                                                        -----------  ---------
Financing activities:
  Repayments of long-term obligations.................         (416)      (617)
  Proceeds from issuance of common stock..............       29,452     59,715
  Proceeds from subsidiary stock offering.............       51,951        --
  Repurchase of common stock..........................         (474)       --
                                                        -----------  ---------
Net cash provided by financing activities.............       80,513     59,098
                                                        -----------  ---------
Net increase (decrease) in cash and cash equivalents..      (72,683)   101,983
Effect of foreign exchange rate changes...............       (4,274)      (130)
Cash and cash equivalents at beginning of period......      195,241     50,284
                                                        -----------  ---------
Cash and cash equivalents at end of period............  $   118,284  $ 152,267
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

                          ARIBA, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1--Description of Business and Summary of Significant Accounting Policies

 Description of Business

   Ariba, Inc., along with its subsidiaries (collectively referred to herein as the "Company"), is a leading business-to-business electronic commerce platform and network services provider. The Company was founded in September 1996 and from that date through March 1997 was in the development stage, conducting research and developing its initial products. In March 1997, the Company began selling its products and related services and currently markets them in the United States, Canada, Europe, Latin America, Asia and Asia Pacific primarily through its direct sales force and to a lesser extent through indirect sales channels.

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

 Impairment of long-lived assets

   The Company periodically assesses the impairment of long-lived assets, including identifiable intangibles and related goodwill, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company also periodically assesses the impairment of enterprise level goodwill in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period, and the Company's market capitalization relative to net book value. When the Company

                          ARIBA, INC, AND SUBSIDIARIES
determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in its current business model.

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

   The Company's primary software products are Ariba Buyer, Ariba Dynamic Trade, Ariba Marketplace Network Edition and Ariba Sourcing, the last two of which are available as hosted applications. The Company licenses these products through its direct sales force and indirectly through resellers. The Company's license agreements for such products do not provide for a right of return, and historically product returns have not been significant. The Company does not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. The products are either purchased under a perpetual license model or under a time-based license model. Access to the Ariba Commerce Services Network (ACSN) is available to all Ariba Buyer customers as part of their maintenance agreements. The ACSN allows customers to contact suppliers, access catalog information and route orders. The Company is in the process of developing value added commerce services which will be accessible through the ACSN. However revenues from such offerings have been insignificant to date.

   The Company recognizes revenue on its software products in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations by the Company with regard to implementation remain; the fee is fixed and determinable; and collectibility is probable. The Company considers all arrangements with payment terms extending beyond one year to not be fixed and determinable, and revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

                          ARIBA, INC, AND SUBSIDIARIES

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

 Accounts Receivable

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

Note 2--Accounts Receivable

   Accounts receivable consisted of the following (in thousands):

                                                         June 30,  September 30,
                                                           2001        2000
                                                         --------  -------------
   Accounts receivable.................................. $ 60,398    $ 75,683
   Allowance for doubtful accounts......................  (18,472)    (13,791)
                                                         --------    --------
   Accounts receivable, net............................. $ 41,926    $ 61,892
                                                         ========    ========

   The provision for doubtful accounts is classified as sales and marketing expense in the Company's Condensed Consolidated Statements of Operations.

                          ARIBA, INC, AND SUBSIDIARIES

Note 3--Other Assets

   Other assets include investments in equity instruments of privately held companies which amounted to $5.6 million and $30.5 million as of June 30, 2001 and September 30, 2000, respectively. These equity investments held in private companies have been reclassified from long-term investments to other assets as of September 30, 2000 to conform to the current presentation. These investments are accounted for using the cost method and consist of common stock, preferred stock and warrants for common stock. Of these amounts, $2.8 million and $13.7 million at June 30, 2001 and September 30, 2000, respectively, were received as consideration in connection with licensing transactions with customers and business partners.

   The Company determines the fair value for common stock and preferred stock equity investments based on amounts paid by independent third parties in the investees' most recent capital transactions. The fair value of the common stock warrants received is determined using a Black-Scholes option pricing model with the following assumptions: risk-free rate of 5.83%, contractual life ranging from 2 to 4 years, expected dividend rate of 0% and volatility of 60%. The fair value of common stock underlying the vested warrants totaled approximately $1.4 million and $4.4 million at June 30, 2001 and September 30, 2000, respectively. These investments are reviewed each reporting period for declines considered other-than-temporary, and, if appropriate, written down to their estimated fair value.

   During the quarter ended March 31, 2001, the Company determined that these investments had incurred a decline in value that was other-than-temporary and reduced their carrying amounts to an estimated fair value by a charge of $24.4 million to the statement of operations.

Note 4--Goodwill and Other Intangible Assets

   Goodwill and other intangible assets consisted of the following (in thousands):

                                                        June 30,   September 30,
                                                          2001         2000
                                                       ----------  -------------
   Goodwill........................................... $  909,635   $3,101,697
   Assembled workforce................................     11,127       13,000
   Covenants not-to-compete...........................      1,300        1,300
   Trademarks.........................................        540        2,000
   Core technology....................................     17,392       20,200
   Intellectual property agreement....................    786,929      786,929
   Business partner warrants..........................        306       31,221
                                                       ----------   ----------
                                                        1,727,229    3,956,347
   Less: accumulated amortization.....................   (704,878)    (694,209)
                                                       ----------   ----------
   Goodwill and other intangible assets, net.......... $1,022,351   $3,262,138
                                                       ==========   ==========

   Amortization of goodwill and other intangible assets was $164.3 million and $834.4 million for the three and nine months ended June 30, 2001, respectively. These amounts include $20.1 million and $34.1 million for the three and nine months ended June 30, 2001, respectively, in amortization and impairment of business partner warrants which are included in the accompanying condensed consolidated statements of operations as business partner warrant expense. Amortization of goodwill and other intangible assets for the three and nine months ended June 30, 2000 totaled $303.9 million and $402.3 million, respectively. These amounts include $13.6 million in amortization of business partner warrants for the three and nine months ended June 30, 2000.

                          ARIBA, INC, AND SUBSIDIARIES

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

   The purchase price of approximately $465.0 million consisted of an exchange of 7,274,656 shares of the Company's common stock with a fair value of $371.9 million, and assumed stock options with a fair value of $91.7 million. The fair value of the common stock options was determined using a Black-Scholes option pricing model with the following assumptions: risk-free rate of 6.53%, expected life of 3.0 years, expected dividend rate of 0%, and volatility of 96%. There were also $1.4 million of direct transaction costs related to the merger, consisting primarily of payments for financial advisor and other professional fees. Of the total purchase price, $224,000 was allocated to property and equipment, $13.4 million was allocated to net liabilities assumed, excluding property and equipment, and the remainder was allocated to intangible assets, including in-process technology ($950,000), core technology ($4.4 million), covenants not-to-compete ($1.3 million), assembled workforce ($1.1 million) and goodwill ($470.5 million). The acquired in-process technology related to the acquisition are technologies representing the processes and expertise employed to design and develop business-to-business electronic commerce solutions. As of the acquisition date, this in-process technology consisted of TradingDynamics' Market Suite Product Version 1.5. The Company determined the acquired in-process technology had not reached technological feasibility and had no alternative future uses based on a review by the Company's software engineers. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that were necessary to establish that the product would be produced to meet its design requirements, including functions, features and technical performance requirements. As of September 30, 2000, the Company had incorporated and released this technology as its Dynamic Trade product.

   The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 25% on the anticipated income stream of the related product revenues. The discount rate was applied giving specific consideration to the risks and attributes of the subject assets. The discounted cash flow analysis was based on management's forecast of future revenues which assumed a compound annual growth rate of 151%. These forecasts were based on management's estimates and the growth potential of the market. The discounted cash flow analysis was also based on management's forecast of cost of revenues and operating expenses related to the products and technologies purchased from TradingDynamics. The calculation of value was then adjusted to reflect only the value creation efforts of TradingDynamics prior to the close of the acquisition. At the time of the acquisition, the product was approximately 90% complete. The remaining costs to complete the project, which were not significant, were incurred in fiscal 2000. The resultant value of in-process technology was further reduced by the estimated value of core technology and was expensed in the period the transaction was consummated. The acquired intangible assets are being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $39.7 million during the amortization period, except for the effects of the new accounting pronouncements as described in Note 12 of Notes to Condensed Consolidated Financial Statements. For the nine months ended June 30, 2001, amortization of goodwill and other intangible assets associated with this acquisition totaled $119.3 million.

                          ARIBA, INC, AND SUBSIDIARIES

   The following is a summary of the allocation of the purchase price in the acquisition of TradingDynamics (in thousands):

   Property and equipment............................................. $    224
   Net liabilities assumed, excluding property and equipment..........  (13,447)
   Identifiable intangible assets.....................................    6,800
   In-process research and development................................      950
   Goodwill...........................................................  470,537
                                                                       --------
     Total............................................................ $465,064
                                                                       ========

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

   The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 22% on the anticipated income stream of the related product revenues. The discount rate was applied giving specific consideration to the risks and attributes of the subject assets. The discounted cash flow analysis was based on management's forecast of future revenues which assumed a compound annual growth rate of 87.6%. These forecasts were based on management's estimates and the estimated growth potential of the market. The discounted cash flow analysis was also based on management's forecast of cost of revenues and operating expenses related to the products and technologies purchased from Tradex. The calculation of value was then adjusted to reflect only the value creation efforts of Tradex prior to the close of the acquisition. At the time of the acquisition, the product was approximately 33% complete with approximately $693,000 in estimated costs

                          ARIBA, INC, AND SUBSIDIARIES
remaining, substantially all of which were incurred in fiscal 2000. The resultant value of in-process technology was further reduced by the estimated value of core technology. The acquired in-process technology was expensed in the period the transaction was consummated. Subsequent to the impairment charge discussed below, the acquired Tradex intangible assets are being amortized over their remaining estimated useful lives of two years, except for the effects of the new accounting pronouncements as described in Note 12 of Notes to Condensed Consolidated Financial Statements. For the nine months ended June 30, 2001, amortization of goodwill and other intangible assets associated with this acquisition totaled $370.1 million.

   The following is a summary of the allocation of the purchase price in the acquisition of Tradex (in thousands):

   Property and equipment........................................... $    3,502
   Net assets assumed, excluding property and equipment.............     75,679
   Identifiable intangible assets...................................     15,300
   In-process research and development..............................     11,800
   Goodwill.........................................................  2,185,000
                                                                     ----------
     Total.......................................................... $2,291,281
                                                                     ==========

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

   The total purchase price of approximately $607.1 million consisted of an exchange of 5,249,330 shares of the Company's common stock with a fair value of $478.7 million and assumed stock options with a fair value of approximately $108.4 million. The fair value of the common stock options was determined using a Black-Scholes option pricing model with the following assumptions: risk-free rate of 6.13%, expected life of 3.0 years, expected dividend rate of 0%, and volatility of 102%. There were also $20.0 million of direct transaction costs related to the merger, consisting primarily of payments for financial advisor and other professional fees. Of the total purchase price, $3.1 million was allocated to property and equipment, $4.2 million was allocated to net assets acquired, excluding property and equipment, $124.6 million to deferred compensation and the remainder was allocated to intangible assets, including in-process technology ($14.6 million), core technology ($7.9 million), assembled workforce ($6.5 million) and goodwill ($446.1 million). There was one project included in in-process technology for SupplierMarket. The acquired in-process technology related to the acquisition are technologies representing the processes and expertise employed to design and develop new application servers with increased scalability and customer functionality. As of the acquisition date, SupplierMarket had yet to commence shipments of its products and these in-process technologies consisted of its new product architecture. The Company determined the acquired in-process technology had not reached technological feasibility and had no alternative future uses based on a review by the Company's software engineers. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that are necessary to establish that the product can be produced to

                          ARIBA, INC, AND SUBSIDIARIES
meet its design requirements, including functions, features and technical performance requirements. During the quarter ended December 31, 2000, the Company incorporated and released this technology as its sourcing product.

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

   The Company recorded deferred stock-based compensation associated with unvested stock options issued to employees in conjunction with the acquisition. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The amortization of approximately $10.1 million for the quarter ended June 30, 2001 is based on the portion of the intrinsic value related to SupplierMarket employees' services.

   The acquired intangible assets are being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $37.2 million during the amortization period, except for the effects of the new accounting pronouncements as described in Note 12 of Notes to Condensed Consolidated Financial Statements. For the nine months ended June 30, 2001, amortization of goodwill and other intangible assets associated with this acquisition totaled $114.1 million.

   The following is a summary of the allocation of the purchase price in the acquisition of SupplierMarket (in thousands):

   Property and equipment............................................. $  3,165
   Net assets assumed, excluding property and equipment...............    4,228
   Deferred compensation..............................................  124,620
   Identifiable intangible assets.....................................   14,400
   In-process research and development................................   14,600
   Goodwill...........................................................  446,158
                                                                       --------
     Total............................................................ $607,171
                                                                       ========

   No assurance can be given that actual revenues and operating profit attributable to acquired in-process technologies will not deviate from the projections used to value such technologies in connection with each of the respective acquisitions. Ongoing operations and financial results for acquired businesses and the Company as a whole are subject to a variety of factors which may not have been known or estimable at the date of such acquisition.

                          ARIBA, INC, AND SUBSIDIARIES

 Impairment

   During the quarter ended March 31, 2001, the Company performed an impairment assessment of goodwill and identifiable intangible assets recorded in connection with its various acquisitions. The assessment was performed primarily due to the significant decline in the Company's stock price, the net book value of assets significantly exceeding the Company's market capitalization, the significant under performance of the Tradex acquisition relative to projections and the overall decline in industry growth rates which indicate that this trend may continue for an indefinite period. As a result, the Company recorded a $1.4 billion impairment charge in the quarter ended March 31, 2001 to reduce goodwill and other intangible assets associated with the Tradex acquisition to their estimated fair value. The estimate of fair value was based upon the discounted estimated cash flows from the sale of the Marketplace Standard Edition product for the succeeding three years using a discount rate of 18% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management's best estimates. The discount rate was based upon the weighted average cost of capital for comparable companies. Of the total write down, $1.3 million was applied to reduce trademarks to zero with the balance applied to reduce goodwill to $4.7 million. Other remaining intangible assets associated with the Tradex acquisition consist of core technology and assembled workforce valued at $8.5 million. The remaining goodwill and identifiable intangible assets of Tradex will be amortized using the straight-line method over two years, resulting in an aggregate quarterly charge of $1.7 million, except for the effects of the new accounting pronouncements as described in Note 12 of Notes to Condensed Consolidated Financial Statements.

   During the quarter ended June 30, 2001, the Company evaluated the remaining long-lived assets consisting primarily of goodwill and other intangible assets, and determined that an intangible asset recorded in connection with the issuance of a business partner warrant in the quarter ended June 30, 2000, was impaired. The assessment was performed due to communications from the partner that the establishment of vertical marketplaces would significantly under perform original plans and estimated future cash flows were determined to be zero. As a result, the Company determined that the carrying value of the intangible asset was not recoverable and recorded a $17.7 million impairment charge as a business partner warrant expense to write-off the remaining net book value of this intangible asset. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information.

Note 5--Commitments and Contingencies

 Leases

   In March 2000, the Company entered into a new facility lease agreement for approximately 716,000 square feet to be constructed in four office buildings and an amenities building in Sunnyvale, California as the Company's headquarters. The lease term commenced in phases from January through April 2001, upon completion of construction and possession of each building, and ends on January 24, 2013. Minimum monthly lease payments are $2.1 million and will escalate annually with the total future minimum lease payments amounting to $378.2 million over the lease term. The Company has also contributed a significant amount towards leasehold improvement costs of the facility. As of June 30, 2001, the Company paid $76.4 million for leasehold improvements to the facility. The total estimated cost of leasehold improvements is approximately $87.9 million, but is subject to change. These leasehold improvement payments are estimated to be fully paid by the quarter ending September 30, 2001. As part of this agreement, the Company is required to hold two certificates of deposit for approximately $25.7 million as a form of security through fiscal 2013, and $14.3 million as security during the construction which are classified as restricted cash on the Condensed Consolidated Balance Sheets.

                          ARIBA, INC, AND SUBSIDIARIES

 Restructuring costs

   In the quarter ended June 30, 2001, the Company initiated a restructuring program aimed at streamlining its operations to better position the Company for growth and profitability. As part of the restructuring program, the Company restructured its worldwide operations including a reduction in workforce of approximately 700 individuals and the consolidation of its operating facilities. The restructuring resulted in a charge of $70.0 million of which $19.1 million was paid during the third quarter resulting in a current and non-current accrued balance of $50.9 million at June 30, 2001.

   The following table details restructuring activity through June 30, 2001 (in thousands):

                                       Accrued                       Accrued
                                     Balance at                     Balance at
                                    September 30,  Total    Cash     June 30,
                                        2000      Charges Payments     2001
                                    ------------- ------- --------  ----------
   Severance and related charges...     $ --      $13,260 $(11,205)  $ 2,055
   Lease termination costs--
    current........................       --       34,662   (7,934)   26,728
   Lease termination costs--non-
    current........................       --       22,119      --     22,119
                                        -----     ------- --------   -------
     Total.........................     $         $70,041 $(19,139)  $50,902
                                        =====     ======= ========   =======

   Severance and related charges primarily include involuntary termination and COBRA benefits, outplacement costs, and payroll taxes. A majority of the terminations, which included sales and marketing, engineering and general administration support personnel, were completed at quarter end. As of June 30, 2001, the remaining accrued balance of approximately $1.9 million in severance and related charges consists primarily of COBRA benefits and outplacement costs, which the Company expects will result in cash expenditures over the next six months.

   Lease termination costs of $56.9 million include the abandonment of certain excess leased facilities in Mountain View and Sunnyvale, California; Tampa, Florida; Alpharetta, Georgia; Florham Park, New Jersey; Lisle, Illinois; and Dallas, Texas for the remaining lease terms. These lease termination costs include remaining lease liabilities and brokerage fees stated at actual cost reduced by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease were based on market information trend analyses provided by a commercial real estate brokerage firm retained by the Company. Actual future cash requirements may differ materially from the reserve balance at June 30, 2001, particularly if estimated sublease income is significantly different. As of June 30, 2001, $48.9 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be utilized by fiscal 2013.

   In connection with the Company's restructuring program initiated in the third quarter of fiscal 2001, the Company is implementing a further reduction of its worldwide workforce and will incur a related restructuring charge during the quarter ended September 30, 2001.

 Litigation

   Between March 20, 2001 and June 5, 2001, several securities class action complaints were filed against the Company and several of the Company's current and former officers and directors in the United States District Court for the Southern District of New York. The complaints allege that the Company's lead underwriters, the Company and the other named defendants violated federal securities laws by making material false and misleading statements in the Company's prospectus incorporated in its registration statement on Form S-1 filed with the SEC in June 1999. The complaints are generally related to the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in

                          ARIBA, INC, AND SUBSIDIARIES
the Company's initial public offering. The complaints were consolidated into a single action except for one complaint, which names several issuers and their underwriters, including Ariba, and makes substantially the same allegations. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously.

   The Company is also subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

Note 6--Minority Interests in Subsidiaries

   In December 2000, the Company's consolidated subsidiary, Nihon Ariba K.K., issued and sold 38,000 shares, or 41% of its common stock, for cash consideration of approximately $40.0 million to an outside party. In April 2001, Nihon Ariba K. K. issued and sold an additional 2% of its common stock for cash consideration of approximately $4.0 million to outside parties. Prior to the transactions, the Company held 100% of the equity of Nihon Ariba K.K. in the form of common stock. Nihon Ariba K.K.'s operations consist of the marketing, distribution, service and support of the Company's products in Japan.

   As of June 30, 2001, minority interest of approximately $14.7 million is recorded on the Condensed Consolidated Balance Sheet in order to reflect the share of the net assets of Nihon Ariba K.K. held by minority investors. In addition, the Company recognized approximately $1.1 million and $1.8 million as an increase to other income for the minority interest's share of Nihon Ariba K.K.'s loss for the three and nine month periods ended June 30, 2001, respectively.

   In April 2001, the Company issued and sold 3,800 shares of common stock of approximately 42% of its consolidated subsidiary, Ariba Korea, Ltd., for cash consideration of approximately $8.0 million to an outside party. Prior to the transaction, the Company held 100% of the equity in Ariba Korea Ltd. in the form of common stock. Ariba Korea Ltd.'s operations consist of the marketing, distribution, service and support of the Company's products in Korea.

   As of June 30, 2001, minority interest of approximately $3.0 million is recorded on the Condensed Consolidated Balance Sheet in order to reflect the share of the net assets of Ariba Korea Ltd. held by minority investors. The Company also recognized approximately $170,000 as other income for the minority interest's share of the Ariba Korea Ltd. loss for the three months ended June 30, 2001.

Note 7--Segment Information

   The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in fiscal 1999. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise and establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

   The Company operates in one segment, business-to-business electronic commerce solutions. The Company markets its products in the United States and in foreign countries through its direct sales force and indirect distribution channels. The Company's chief operating decision maker evaluates resource allocation decisions and the performance of the Company based upon revenue in geographic regions and does not receive financial information about expense allocations on a disaggregated basis.

                          ARIBA, INC, AND SUBSIDIARIES

   Information regarding revenue and long-lived assets in geographic areas is as follows (in thousands):

                                           Three months ended  Nine months ended
                                                June 30,           June 30,
                                           ------------------- -----------------
                                             2001      2000      2001     2000
                                           --------- --------- -------- --------
   Revenues:
     United States........................ $  67,274 $  70,228 $261,057 $118,619
     International........................    18,054    10,437   85,157   25,567
                                           --------- --------- -------- --------
       Total.............................. $  85,328 $  80,665 $346,214 $144,186
                                           ========= ========= ======== ========

                                                        June 30,   September 30,
                                                          2001         2000
                                                       ----------  -------------
   Long-Lived Assets:
     United States.................................... $1,146,211   $3,327,266
     International....................................      7,203        3,175
     Eliminations.....................................     (8,538)         --
                                                       ----------   ----------
       Total.......................................... $1,144,876   $3,330,441
                                                       ==========   ==========

   During the three months ended June 30, 2001 and 2000, no customers accounted for more than 10% of total revenues, respectively. During the nine months ended June 30, 2001 and 2000, no customers accounted for more than 10% of total revenues. Our international revenues were derived from sales in Europe, Asia, Asia Pacific and Latin America.

Note 8--Stockholders' Equity

 Incorporation and Authorized Capital

   The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 1.5 billion shares of Common Stock, $0.002 par value per share, and 20 million shares of Preferred Stock, $0.002 par value per share.

 Stock Option Exchange Program

   On February 8, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, Ariba employees were given the opportunity, if they chose, to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date, at least six months and a day from the cancellation date, which was May 14, 2001. Under the exchange program, options for 12.7 million shares of the Company's common stock were tendered and cancelled. The exercise price of the new options will be equal to the fair market value of the Company's common stock on the date of grant, which is not expected to be later than January 31, 2002. Participating employees will also have the opportunity to receive for each option included in the exchange, in addition to the one-for-one replacement option described above, a second option grant (the "Bonus Option") to purchase a number of shares that will vary based upon the last reported sales price of the Company's common stock on the replacement grant date. The exercise price of each new option and Bonus Option will equal the last reported sale price of Ariba common stock on the replacement grant date. Such new options will have terms and conditions that are substantially the same as those of the canceled options. The exchange program is not expected to result in any additional compensation charges or variable plan accounting. Members of the Company's Board of Directors and its officers and senior executives, were not eligible to participate in this program.

                          ARIBA, INC, AND SUBSIDIARIES

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

   In February 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued unvested warrants to purchase up to 4,800,000 shares of the Company's common stock at various exercise prices based on future prices of the Company's common stock or at predetermined exercise prices. The alliance relationship was entered into to broaden and accelerate adoption of the Company's marketplace products. During the quarter ended December 31, 2000, 1,400,000 shares of the Company's common stock underlying the warrant were considered probable of vesting based upon the release of certain escrowed license fees. The remaining warrants vest upon attainment of certain milestones related to contingent revenues to be received by the Company under the terms concurrent software licensing arrangement. The warrants generally expire when the milestone period expires or one year after the specific milestone is met. To date, the Company has not recognized any revenue from the software licensing arrangement with this business partner.

   In accordance with EITF No. 96-18, in the quarter ended December 31, 2000 the Company determined the initial fair value of the warrant for the 1,400,000 shares to be approximately $31.6 million using the Black-Scholes option pricing model and using the contractual term of one year, expected volatility of 100%, risk-free rate of 5.06% and no expected dividend yield. As of March 31, 2001, the warrant had not vested, and accordingly was remeasured with a revised fair value which totaled approximately $694,000 using the Black-Scholes option pricing model and using the contractual term of one year, expected volatility of 117%, risk-free rate of 4.63% and no expected dividend yield. As of June 30, 2001, the warrant remained unvested and was remeasured with a revised fair value of $306,000 using the Black-Scholes option pricing model using the contractual term of one year, expected volatility of 120%, risk-free interest rate of 3.60% and no expected dividend yield. The revised fair value of these warrants has been recorded as an intangible asset which is being amortized over the life of the agreement. The cumulative adjustment related to the remeasured fair value of the warrant resulted in a reduction of $13,000 of business partner warrant expense for the quarter ended June 30, 2001. The warrant will be remeasured at future reporting dates until the warrants vest, at which time the fair value attributable to the warrant is fixed. In the event such remeasurement results in increases or decreases from the fair value previously determined, a cumulative adjustment to warrant expense will be made in the current quarter. No amounts related to the unvested warrants are reflected in the accompanying condensed consolidated financial statements.

   In March 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued unvested warrants to purchase up to 3,428,572 shares of the Company's common stock at an exercise price of $87.50. The alliance relationship was entered into to take advantage of the business partner's global marketing and consulting resources and to broaden and accelerate adoption of the Company's

                          ARIBA, INC, AND SUBSIDIARIES
marketplace products. The business partner can vest in a tranche of warrants upon attainment of certain periodic milestones related to revenue targets associated with the Company's sales to third parties under registered co-sale transactions and referrals or re-sale to third parties by the business partner. The warrants generally expire when the milestone period expires or eighteen months after the specific milestone is met. The warrants can be earned over approximately a five-year period.

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

   During the quarter ended June 30, 2001, the business partner did not vest in any shares of these warrants. Accordingly, no business partner warrant expense was recorded for this warrant for the quarter ended June 30, 2001. No amounts related to the unvested warrants are reflected in the accompanying condensed consolidated financial statements.

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

   In accordance with EITF No. 96-18, the Company determined the fair value of the vested warrants to be $56.2 million using the Black-Scholes option pricing model, and a term of one year, risk free interest rate at 6.23%, expected volatility of 103% and no expected dividends. The agreement provides that the Company will receive $25.0 million in guaranteed gainshare revenues to be paid over a period of two years. The Company has determined that the guaranteed $25.0 million represents a partial payment for the warrants which vested upon signing of the agreement and accordingly, the net amount of $31.2 million was recorded as an intangible asset. The intangible asset was being amortized over the expected term of the arrangement of three years. For the quarter ended June 30, 2001, approximately $2.5 million of the intangible asset was amortized to business partner warrant expense. No amounts related to the unvested warrants are reflected in the accompanying condensed consolidated financial statements.

   During the quarter ended June 30, 2001, the Company performed an impairment assessment of identifiable intangible assets acquired in connection with its business partner warrants. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner

                          ARIBA, INC, AND SUBSIDIARIES
of use of the acquired assets or the strategy for the Company's overall business and significant negative industry or economic trends. As such, the assessment was performed due to communications from the partner that the establishment of vertical marketplaces would significantly under perform original plans and estimated future cash flows were determined to be zero. The Company determined that the carrying value of the intangible asset, relating to the business partner in the financial services industry, was impaired and as a result, recorded a $17.7 million impairment charge to business partner warrant expense in the quarter ended June 30, 2001 to write off the remaining net book value of this intangible asset.

   Depending on the trading price of the Company's common stock at the end of each quarter, and on whether subsequent milestones are achieved or considered probable of being achieved, the total amount of the business partner warrant expense recognized could still be substantial.

 Deferred Stock-Based Compensation

   The Company accounts for its employee stock-based compensation plans in accordance with Financial Accounting Standards Board issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non- compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Accordingly, no compensation cost is recognized for any of its fixed stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option.

   During the quarter ended June 30, 2001, 2.9 million restricted shares of common stock were issued to certain senior executives, officers and employees of the Company. Restrictions on approximately 2.3 million of these shares lapse ratably over a two to three year period. Restrictions on the approximately 600,000 remaining shares vest in five years, subject to acceleration if individual performance goals are achieved. Based on the intrinsic value at the date of grant, the Company recorded approximately $18.5 million of deferred stock-based compensation related to the issuance of the restricted common stock. With respect to the stock options granted since inception through June 30, 2001, and options assumed in connection with the acquisition of SupplierMarket, the Company has recorded deferred stock-based compensation of approximately $38.4 million and $124.6 million, respectively. These amounts are being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options and restricted common stock, generally between 1.8 to 5 years. Amortization of deferred stock-based compensation totaled $13.0 million and $1.9 million for the three months ended June 30, 2001 and 2000, respectively, and $49.0 million and $10.0 million for the nine months ended June 30, 2001 and 2000, respectively.

                          ARIBA, INC, AND SUBSIDIARIES

 Comprehensive Income

   SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and nine months ended June 30, 2001 and 2000 are as follows (in thousands):

                                 Three months ended      Nine months ended
                                      June 30,               June 30,
                                 --------------------  ----------------------
                                   2001       2000        2001        2000
                                 ---------  ---------  -----------  ---------
   Net loss..................... $(273,524) $(317,159) $(2,456,324) $(453,433)
   Unrealized gain (loss) on
    securities..................      (834)    (3,161)        (547)      (342)
   Foreign currency translation
    adjustments.................      (646)       (90)      (4,273)      (131)
                                 ---------  ---------  -----------  ---------
   Comprehensive loss........... $(275,004) $(320,410) $(2,461,144) $(453,906)
                                 =========  =========  ===========  =========

   The income tax effects related to unrealized gains (losses) on securities and foreign currency translation adjustments are not considered material.

   The components of accumulated other comprehensive loss are as follows (in thousands):

                                                         June 30,  September 30,
                                                           2001        2000
                                                         --------  -------------
   Unrealized loss on securities........................ $(1,292)      $(745)
   Foreign currency translation adjustments.............  (4,446)       (173)
                                                         -------       -----
   Accumulated other comprehensive loss................. $(5,738)      $(918)
                                                         =======       =====

Note 9--Net Loss Per Share

   The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

                                 Three months ended      Nine months ended
                                      June 30,               June 30,
                                 --------------------  ----------------------
                                   2001       2000        2001        2000
                                 ---------  ---------  -----------  ---------
   Net loss..................... $(273,524) $(317,159) $(2,456,324) $(453,433)
   Weighted-average common
    shares outstanding..........   257,252    236,540      253,238    207,327
     Less: Weighted-average
      common shares subject to
      repurchase................    (7,545)   (18,062)      (8,497)   (22,761)
     Less: Weighted-average
      shares held in escrow
      related to acquisitions...      (604)       --        (2,807)       --
                                 ---------  ---------  -----------  ---------
   Weighted-average common
    shares used in computing
    basic and diluted net loss
    per common share............   249,103    218,478      241,935    184,566
                                 =========  =========  ===========  =========
   Basic and diluted net loss
    per common share............ $   (1.10) $   (1.45) $    (10.15) $   (2.46)
                                 =========  =========  ===========  =========

   At June 30, 2001 and 2000, 46,327,000 and 65,176,000 potential common shares, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

                          ARIBA, INC, AND SUBSIDIARIES

Further, the potential common shares for the three months ended June 30, 2001 and 2000 exclude 7,246,246 shares and 24,412,119 shares, respectively, which would be issuable under certain warrants contingent upon completion of certain milestones.

   The weighted-average exercise price of stock options outstanding was $6.04 and $21.17 as of June 30, 2001 and 2000, respectively. The weighted average repurchase price of unvested stock was $0.22 and $0.28 as of June 30, 2001 and 2000, respectively. The weighted average exercise price of warrants outstanding was $66.70 and $111.40 as of June 30, 2001 and 2000, respectively.

Note 10--Income Taxes

   The Company incurred operating losses for the quarters ended June 30, 2001 and June 30, 2000. Management has recorded a valuation allowance for the full amount of the net deferred tax assets, as sufficient uncertainty exists that it is more likely than not that the deferred tax assets will not be realized. During the three and nine months ended June 30, 2001, the Company incurred income tax expense of $2.2 million and $4.7 million, respectively, primarily attributable to its international subsidiaries.

Note 11--Related Party Transactions

   In the second and third quarters of fiscal 2001, the Company has sold approximately 41% of its consolidated subsidiary, Nihon Ariba K.K. and approximately 42% of its consolidated subsidiary, Ariba Korea, Ltd., respectively, to an outside party which also received the right to distribute Ariba products from the subsidiary in its jurisdiction, ("the Minority Shareholder").

   In April 2001, the Chief Executive Officer of the Minority Shareholder was appointed to the Company's Board of Directors. For the three and nine months ended June 30, 2001, the Company has recorded revenue of $0 and $6.5 million, respectively, related to transactions with the Minority Shareholder.

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

   In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB SFAS No. 125, supersedes and replaces the guidance in FASB SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the

                          ARIBA, INC, AND SUBSIDIARIES
provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers of financial assets occurring after March 31, 2001; and will be applied prospectively. The Company does not expect that the adoption of SFAS No. 140 will have a significant impact on the Company's consolidated financial statements.

   In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No.142 effective October 1, 2002, however the Company may adopt SFAS No. 142 starting in the quarter ending December 31, 2001. Furthermore, any goodwill and any intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

   Through June 30, 2001, our revenues have been principally derived from licenses of our products, from maintenance and support contracts and from the delivery of implementation, consulting and training services. Customers who license Ariba Buyer and our other products, such as Ariba Marketplace, also generally purchase maintenance contracts which provide software updates and technical support over a stated term, which is usually a twelve-month period. Customers may purchase implementation services from us, but we rely primarily on third-party consulting organizations to deliver these services directly to our customers. We also offer fee-based training services to our customers.

   Our primary software products are Ariba Buyer, Ariba Dynamic Trade, Ariba Marketplace Network Edition and Ariba Sourcing, the last two of which are available as hosted applications. We license these products through our direct sales force and indirectly through resellers. Our license agreements for such products do not provide for a right of return, and historically product returns have not been significant. We do not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. The products are either purchased under a perpetual license model or under a time-based license model. Access to the Ariba Commerce Services Network (ACSN) is available to all Ariba Buyer customers as part of their maintenance agreements. The ACSN allows customers to contact suppliers, access catalog information and route orders. We are in the process of developing value added commerce services which will be accessible through the ACSN. However, revenues from such offerings have been insignificant to date.

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

   Also included in our operating expenses is the non-cash expense for business partner warrants. This non-cash expense relates to warrants that have been earned by our business partners. If and when it becomes probable that a business partner will earn any warrants, we recognize a non-cash expense for these warrants. See Note 8 of Notes to Condensed Consolidated Financial Statements for more detailed information.

   We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments, for the amortization of our goodwill and other intangible assets and for our business partner warrants. As a result, we have incurred significant losses since inception. As of June 30, 2001, we had an accumulated deficit of $3.3 billion, including $1.4 billion due to impairment of goodwill and other intangible assets recorded in the quarter ended March 31, 2001 and $17.7 million due to impairment of a business partner warrant recorded in the quarter ended June 30, 2001. We believe our success is contingent on increasing our customer base and developing our products and services. We intend to continue to invest in sales, marketing, research and development and, to a lesser extent, support infrastructure. We also will have significant expenses going forward related to the amortization of our goodwill and other intangible assets, except for the effects of the new accounting pronouncements as described in Note 12 of Notes to Condensed Consolidated Financial Statements, and we may continue to have substantial non-cash expenses related to warrants to purchase our common stock. These warrant related expenses will not be recognized until the warrants are earned and will fluctuate depending on the market value of our common stock. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

   In connection with the granting of stock options to our employees, stock options issued related to the SupplierMarket acquisition and the issuance of restricted common stock to certain senior executives, officers and employees, we recorded deferred stock-based compensation totaling approximately $181.5 million from inception through June 30, 2001. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options and restricted stock, consistent with the method described in FASB Interpretation No. 28. During the three and nine months ended June 30, 2001, we recorded $13.0 million and $49.0 million, respectively, of related stock-based compensation amortization expense. As of June 30, 2001, we had an aggregate of approximately $39.3 million of related deferred stock-based compensation remaining to be amortized. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through fiscal 2006. The amortization of stock-based compensation is presented as a separate component of operating expenses in our Condensed Consolidated Statements of Operations. See Note 8 of Notes to Condensed Consolidated Financial Statements for more detailed information.

   During the quarter ended June 30, 2001, we evaluated the remaining long-lived assets, consisting primarily of goodwill and other intangible assets and determined that an intangible asset recorded in connection with the prior issuance of a business partner warrant in the third quarter of fiscal 2000 was impaired. As a result, we determined that the carrying value of the intangible asset was impaired and recorded a $17.7 million impairment charge to business partner warrant expense to write off the remaining net book value of this intangible asset. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information.

   In December 2000, our consolidated Japanese subsidiary issued and sold 41% of its common stock for cash consideration of approximately $40.0 million to an outside party. In April 2001, this subsidiary issued and sold an additional 2% of its common stock for cash consideration of approximately $4.0 million to outside parties. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

   In April 2001, our consolidated subsidiary, Ariba Korea, Ltd., issued and sold 42% of its common stock, for cash consideration of approximately $8.0 million to an outside party. Prior to the transaction, we held 100% of the equity of Ariba Korea, Ltd. in the form of common stock. Ariba Korea, Ltd.'s operations consist of the marketing, distribution, service and support of our products in Korea. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

   In the third quarter of fiscal 2001, we initiated a restructuring program aimed at streamlining our operations to better our position for growth and profitability. As part of the restructuring program, we restructured our worldwide operations including a reduction in workforce of approximately 700 individuals and the consolidation of our operating facilities. The restructuring resulted in a charge of $70.0 million of which $19.1 million was paid during the quarter, resulting in an accrued balance of $50.9 million at June 30, 2001. The restructuring charges include $56.9 million of lease termination costs, which represent remaining lease liabilities and brokerage fees stated at actual cost reduced by estimated sublease income. Actual future cash requirements may differ materially from the reserve balance at June 30, 2001, particularly if estimated sublease income is significantly different. In connection with the restructuring program, we are implementing a further reduction of our worldwide workforce and will incur a related restructuring charge during the quarter ending September 30, 2001. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information.

   We had 1,394 full-time employees as of July 31, 2001. Our recent restructuring has placed significant demands on our management and operational resources. To position our Company for future growth, we must continue to invest in and implement scalable operational systems, procedures and controls. We must also be able to recruit and retain qualified employees and expect any future expansion to continue to challenge our ability to hire, train, manage and retain our employees.

   Our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our operating results are expected to vary significantly from quarter to quarter and are difficult or impossible to predict. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, have recently completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. Please refer to the "Risk Factors" section for additional information.

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

 Goodwill and Other Intangible Assets

   We recorded a total of $3.1 billion in goodwill and other intangible assets in fiscal 2000 relating to the acquisitions of TradingDynamics, Tradex and SupplierMarket. We incurred an amortization expense relating to this goodwill and other intangible assets of $539.4 million for the year ended September 30, 2000, $262.9 million for the quarter ended December 31, 2000, $262.0 million for the quarter ended March 31, 2001 and $78.7 million for the quarter ended June 30, 2001.

   In the quarter ended March 31, 2001, we recorded a $1.4 billion impairment charge relating to goodwill and other intangible assets acquired in the Tradex acquisition. In the quarter ended June 30, 2001, we recorded a $17.7 million impairment charge relating to an intangible asset in connection with our business partner warrants. As of June 30, 2001, we had $1.0 billion of goodwill and other intangible assets relating to the acquisition of TradingDynamics, Tradex, SupplierMarket, an intellectual property agreement and business partner warrant agreements after giving effect to previous amortization and impairment charges. We will periodically review our long-lived assets and may incur additional impairment charges in the future.

   See Notes 4 and 8 of Notes to Condensed Consolidated Financial Statements for more detailed information about the accounting treatment of TradingDynamics, Tradex and SupplierMarket acquisitions and business partner warrants.

Stock Option Exchange Program

   On February 8, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, Ariba employees were given the opportunity, if they chose, to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date, at least six months and a day from the cancellation date, which was May 14, 2001. Under the exchange program, options for 12.7 million shares of our common stock were tendered and cancelled. The exercise price of the new options will be equal to the fair market value of our common stock on the date of grant, which is not expected to be later than January 31, 2002. Participating employees will also have the opportunity to receive for each option included in the exchange, in addition to the one-for-one replacement option described above, a second option grant (the "Bonus Option") to purchase a number of shares that will vary based upon the last reported sales price of our common stock on the replacement grant date. The exercise price of each new option and Bonus Option will equal the last reported sale price of our common stock on the replacement grant date. Such new options will have terms and conditions that are substantially the same as those of the canceled options. The exchange program is not expected to result in any additional compensation charges or variable plan accounting. Members of our Board of Directors and our officers and senior executives, were not eligible to participate in this program.

Results of Operations

   The following table sets forth statements of operations data for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q which, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Form 10-K for our fiscal year ended September 30, 2000 (in thousands, except per share data).

                                   Three Months Ended      Nine Months Ended
                                        June 30,               June 30,
                                   --------------------  ----------------------
                                     2001       2000        2001        2000
                                   ---------  ---------  -----------  ---------
Revenues:
 License.........................  $  49,083  $  53,574  $   236,599  $  95,545
 Maintenance and service.........     36,245     27,091      109,615     48,641
                                   ---------  ---------  -----------  ---------
   Total revenues................     85,328     80,665      346,214    144,186
                                   ---------  ---------  -----------  ---------
Cost of revenues:
 License.........................      2,527      3,117       16,979      5,358
 Maintenance and service
  (exclusive of stock-based
  compensation expense of $955
  and $200 and for the three
  months ended June 30, 2001 and
  2000 and $3,814 and $825 for
  the nine months ended June 30,
  2001 and 2000, respectively)...     12,965     10,876       56,635     18,524
                                   ---------  ---------  -----------  ---------
   Total cost of revenues........     15,492     13,993       73,614     23,882
                                   ---------  ---------  -----------  ---------
 Gross profit....................     69,836     66,672      272,600    120,304
                                   ---------  ---------  -----------  ---------
Operating expenses:
 Sales and marketing (exclusive
  of stock-based compensation
  expense of $3,190 and $588 for
  the three months ended June
  30, 2001 and 2000 and $15,455
  and $4,492 for the nine months
  ended June 30, 2001 and 2000,
  respectively and exclusive of
  $20,173 and $34,116 of
  business partner warrants
  expense for the three and nine
  months ended June 30, 2001,
  respectively and exclusive of
  $13,575 of business partner
  warrant expense for the three
  and nine months ended June 30,
  2000)..........................     59,448     65,595      223,090    121,616
 Research and development
  (exclusive of stock-based
  compensation expense of $2,363
  and $537 for the three months
  ended June 30, 2001 and 2000
  and $7,929 and $2,068 for the
  nine months ended June 30,
  2001 and 2000, respectively)...     25,372     10,771       71,740     22,338
 General and administrative
  (exclusive of stock-based
  compensation expense of $6,492
  and $543 for the three months
  ended June 30, 2001 and 2000
  and $21,830 and $2,573 for the
  nine months ended June 30,
  2001 and 2000, respectively)...     14,520      6,442       49,687     13,963
 Amortization of goodwill and
  other intangible assets........    144,208    290,392      800,307    388,679
 In-process research and
  development....................        --         --           --      12,750
 Business partner warrants.......     20,173     13,575       34,116     13,575
 Amortization of stock-based
  compensation...................     13,000      1,868       49,028      9,958
 Restructuring costs.............     70,041        --        70,041        --
 Impairment of goodwill and
  other intangible assets and
  equity investments.............        --         --     1,433,292        --
 Merger related costs............        --         --         9,185        --
                                   ---------  ---------  -----------  ---------
   Total operating expenses......    346,762    388,643    2,740,486    582,879
                                   ---------  ---------  -----------  ---------
Loss from operations.............   (276,926)  (321,971)  (2,467,886)  (462,575)
 Interest income.................      4,090      5,328       15,650     10,156
 Interest expense................        (18)       (30)        (191)      (160)
 Other income/(expense)..........      1,503        (53)         828         21
                                   ---------  ---------  -----------  ---------
Net loss before income taxes.....   (271,351)  (316,726)  (2,451,599)  (452,558)
Income tax expense...............     (2,173)      (433)      (4,725)      (875)
                                   ---------  ---------  -----------  ---------
Net loss.........................  $(273,524) $(317,159) $(2,456,324) $(453,433)
                                   ---------  ---------  -----------  ---------
Basic and diluted net loss per
 share...........................  $   (1.10) $   (1.45) $    (10.15) $   (2.46)
                                   ---------  ---------  -----------  ---------
Shares used in computing net loss
 per share--basic and diluted....    249,103    218,478      241,935    184,566
                                   =========  =========  ===========  =========

Comparison of the Three and Nine Months Ended June 30, 2001 and 2000

 Revenues

   License

   License revenues for the three months ended June 30, 2001 were $49.0 million, an 8% decrease over license revenues of $53.6 million for the three months ended June 30, 2000. The decrease is primarily attributed to a reduced number of license sales and a modest decline in average selling prices due to an economic slowdown and the significant decline in information technology spending. We expect the economic slowdown to continue to adversely impact our business for at least the next quarter and perhaps significantly longer. License revenues for the nine months ended June 30, 2001 were $236.6 million, a 148% increase over license revenues of $95.5 million for the nine months ended June 30, 2000. The increase reflects our continued sequential growth through the quarter ended December 31, 2000 that was primarily attributable to expanded market acceptance of and demand for our products, through internal growth and acquisitions, expansion of our business, domestically and internationally, expansion of our product offerings through acquisitions, increased headcount in our sales force, and the establishment of several strategic relationships.

   Maintenance and Service

   Maintenance and service revenues for the three months ended June 30, 2001 were $36.2 million, a 34% increase over maintenance and service revenues of $27.0 million for the three months ended June 30, 2000. Maintenance and service revenues for the nine months ended June 30, 2001 were $109.6 million, a 125% increase over maintenance and service revenues of $48.6 million for the nine months ended June 30, 2000. The increases are primarily attributable to the growth of our year-to-date licensing activity described above, which has resulted in increased revenues from customer implementations and maintenance contracts and, to a lesser extent, renewals of recurring maintenance and training fees.

   During the three months ended June 30, 2001 and 2000, no and one customer accounted for more than 10% of total revenues, respectively. During the nine months ended June 30, 2001 and 2000, no single customer accounted for more than 10% of total revenues, respectively. Revenues from international sales were approximately $18.1 million and $10.4 million for the three months ended June 30, 2001 and 2000, respectively, and $85.2 million and $25.6 million for the nine months ended June 30, 2001 and 2000, respectively. Our international revenues were derived from sales in Europe, Asia, Asia Pacific and Latin America.

 Cost of Revenues

   License

   Cost of license revenues was $2.5 million for the three months ended June 30, 2001, a decrease of 19% over cost of license revenues of $3.1 million for the three months ended June 30, 2000. The decrease is primarily related to a decrease in co-sale fees for alliance partner sales and a reduced number of license sales. Cost of license revenues are $17.0 million for the nine months ended June 30, 2001, an increase of 217% over cost of license revenues of $5.3 million for the nine months ended June 30, 2000. The increase in the year-to-date cost of license revenues is primarily attributable to royalties payable to third parties for integrated technology, increased co-sale fees due to higher alliance partner sales in fiscal 2001 and increased product related costs, most of which were incurred during the quarter ended December 31 2001, due to major upgrade introductions.

   Maintenance and Service

   Cost of maintenance and service revenues was $13.0 million for the three months ended June 30, 2001, an increase of 19% over cost of maintenance and service revenues of $10.9 million for the three months ended June 30, 2000. Cost of maintenance and service revenues was $56.6 million for the nine months ended June 30, 2001, an increase of 206% over cost of maintenance and service revenues of $18.5 million for the nine months ended June 30, 2000. The increases are primarily attributable to increased ACSN engineering costs, the year to date growth in licensing activity resulting in increased internal consultants related to implementations, customer support and training costs.

 Operating Expenses

   Sales and Marketing

   During the three months ended June 30, 2001, sales and marketing expenses were $59.5 million, a decrease of 9% over sales and marketing expenses of $65.6 million for the three months ended June 30, 2000. The decrease is primarily attributable to the reduction in compensation for sales and marketing personnel resulting from reduced sales commissions and a reduction in our sales force, a decrease in travel and entertainment expenditures, and a decrease in advertising costs, domestically and internationally, and to a lesser extent, related overhead, offset in part by an increase in expenditures for marketing programs for tradeshows and customer advisory council meetings, and an increase in our allowance for doubtful accounts. During the nine months ended June 30, 2001, sales and marketing expenses were $223.0 million, an increase of 83% over sales and marketing expenses of $121.6 million for the nine months ended June 30, 2000. The increase is primarily attributable to increased compensation for sales and marketing personnel, domestically and internationally, as a result of increased year to date sales through internal growth and acquisitions, increases in management bonuses, expanded marketing programs for tradeshows and customer advisory council meetings, fees paid to outside professional service providers, the expansion of our corporate headquarters and international sales offices, an increase in our allowance for doubtful accounts and, to a lesser extent, related overhead. For the nine month periods ended June 30, 2001 and 2000, we recorded provisions for doubtful accounts of $25.3 million and $1.5 million, respectively. During the first, second and third quarters of fiscal 2001, we recorded provisions for doubtful accounts of approximately $12.9 million, $7.1 million and $5.3 million, respectively, primarily as a result of the effects of the economic slowdown and its impact on the operations of certain emerging e-commerce customers. We have enhanced our efforts to manage our accounts receivable balance. Although we have not made significant changes in payment terms, we have taken steps to focus additional resources on collection efforts and we have reviewed our credit approval policies. Although we anticipate that the recent restructuring of our operations will further reduce sequential quarterly sales and marketing expenses over the near term, these expenses may increase over the longer term.

   Research and Development

   During the three months ended June 30, 2001, research and development expenses were $25.3 million, an increase of 136% over research and development expenses of $10.8 million for the three months ended June 30, 2000. During the nine months ended June 30, 2001, research and development expenses were $71.7 million, an increase of 221% over research and development expenses of $22.3 million for the nine months ended June 30, 2000. The increases are primarily attributable to increases in compensation for research and development personnel due to internal growth and acquisitions from the comparison periods in the prior year, globalization of our products and increases in localization of our software and to a lesser extent, related overhead due to the year to date increase in personnel. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. Although we anticipate that the recent restructuring of our operations will slightly reduce sequential quarterly research and development personnel expenses over the near term, these expenses may increase over the longer term.

   General and Administrative

   During the three months ended June 30, 2001, general and administrative expenses were $14.5 million, an increase of 125% over general and administrative expenses of $6.4 million for the three months ended June 30, 2000. During the nine months ended June 30, 2001, general and administrative expenses were $49.7 million, an increase of 256% over general and administrative expenses of $14.0 million for the nine months ended June 30, 2000. The increases are primarily attributable to an increase in compensation for finance, accounting, legal, human resources and information technology support personnel, both domestically and internationally, from our internal growth and acquisitions, fees paid to outside professional service providers, implementation costs to expand our financial and human resources infrastructure and to a lesser extent, related overhead. Although we anticipate that the recent restructuring of our operations will reduce sequential quarterly general and administrative expenses over the near term, these expenses may increase over the longer term.

 Amortization of Goodwill and Other Intangible Assets

   Our acquisitions of TradingDynamics, Tradex and SupplierMarket were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired. The aggregate amortization of goodwill and these other intangible assets was $78.7 million and $223.2 million for the three months ended June 30, 2001 and 2000, respectively. The aggregate amortization of goodwill and these other intangible assets was $603.6 million and $303.5 million for the nine months ended June 30, 2001 and 2000, respectively.

   In fiscal 2000, we sold 5,142,858 shares of common stock with a fair market value of $834.4 million to an independent third party in connection with an intellectual property agreement. As part of the sale we received intellectual property and $47.5 million in cash. The intellectual property is valued at the difference between the fair market value of the stock being exchanged and the cash received, which is $786.9 million. This amount is classified within other intangible assets and is being amortized over three years based on the terms of the related intellectual property agreement. The aggregate amortization of this intellectual property agreement was $65.6 million and $196.7 million for the three and nine months ended June 30, 2001, respectively.

   The total amortization of goodwill and other intangible assets was $164.3 million and $304.0 million for the three months ended June 30, 2001 and 2000, respectively. These amounts includes $20.1 million and $13.6 million of business partner warrant expense and related impairment charge recorded for the three months ended June 30, 2001 and 2000, respectively, that are included in the accompanying Condensed Consolidated Statements of Operations as business partner warrant expense. Total amortization of goodwill and other intangible assets was $834.4 million and $402.3 million for the nine months ended June 30, 2001 and 2000, respectively, including $34.1 million and $13.6 million of business partner warrants expensed for the nine months ended June 30, 2001 and 2000, respectively. See the subsection Impairment of Goodwill and Other Intangible Assets and Equity Investments below and Notes 4 and 8 of Notes to Condensed Consolidated Financial Statements for additional information.

   We anticipate that the unamortized balances of goodwill and other intangibles associated with acquisitions and strategic relationships will be amortized on a straight-line basis over their expected useful lives ranging from two years to five years, respectively, except for the effects of the new accounting pronouncements described below.

   In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. We are required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective October 1, 2002, however we may adopt SFAS No. 142 starting in the quarter ending December 31, 2001. Furthermore, any goodwill and any intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

 Stock-based Compensation

   We have recognized deferred stock-based compensation associated with stock options granted to employees with an exercise price below market value on the date of grant, unvested stock options issued to employees in conjunction with the consummation of the August 2000 SupplierMarket acquisition and the issuance of restricted shares of common stock to certain senior executives, officers and employees. These amounts are included as a component of stockholders' equity and are being amortized by charges to operations over the vesting period of the options or the lapse of restrictions in the case of restricted stock, consistent with the method described in FIN No. 28. The amortization of stock-based compensation is presented as a separate line item in our Condensed Consolidated Statements of Operations. Amortization of deferred stock-based compensation is attributable to various cost categories as follows (in thousands):

                                          Three months ended Nine months ended
                                               June 30,           June 30,
                                          -------------------------------------
                                               2001     2000      2001     2000
                                          --------- ------------------ --------
   Cost of revenues...................... $     955 $    200 $   3,814 $    825
   Sales and marketing...................     3,190      588    15,455    4,492
   Research and development..............     2,363      537     7,929    2,068
   General and administrative............     6,492      543    21,830    2,573
                                          --------- -------- --------- --------
     Total............................... $  13,000 $  1,868 $  49,028 $  9,958
                                          ========= ======== ========= ========

   As of June 30, 2001, we had an aggregate of approximately $39.3 million of deferred stock-based compensation remaining to be amortized.

 Business Partner Warrants

   We have issued warrants for the purchase of our common stock to certain business partners which vest either immediately or based upon the achievement of certain milestones related to targeted revenue amounts. For the three and nine months ended June 30, 2001, we recognized business partner warrant expenses associated with three alliance agreements in the aggregate amount of $20.1 million and $34.1 million, respectively. See Note 8 of Notes to Condensed Consolidated Financial Statements for more detailed information.

   In the quarter ended June 30, 2000, we entered into an agreement with a third party as part of our vertical industry strategy to obtain a major partner in the financial services industry. In connection with the agreement, we issued warrants to purchase up to 6,776,000 shares of our common stock. A warrant to purchase 1,936,000 of these shares was immediately vested. The remaining warrants vest upon attainment of certain milestones related to contingent revenues (contingent gainshare) to be received by us under the terms of the concurrent software licensing arrangement. The warrants generally expire when the milestone period expires or one year after the specific milestone is met. As previously described, the net amount of $31.2 million was recorded as an intangible asset in the accompanying condensed consolidated financial statements. The intangible asset was being amortized over the expected term of the arrangement of three years. For the three and nine months ended June 30, 2001, approximately $2.5 million and $7.9 million was amortized to business partner warrant expense, respectively. For the year ended September 30, 2000, the related business partner warrant expense totaled $5.6 million.

   During the third quarter of fiscal 2001, we evaluated the remaining long-lived assets consisting primarily of goodwill and other intangible assets and determined that an intangible asset recorded in connection with the prior issuance of a business partner warrant in the third quarter of fiscal 2000 was impaired. As a result, we determined that the carrying value of the intangible asset was impaired and recorded a $17.7 million impairment charge to business partner warrant expense to write off the remaining net book value of this intangible asset. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information.

   In the quarter ended December 31, 2000, 1,400,000 shares of our common stock underlying a business partner warrant were considered probable of earning upon the release of certain escrowed license fees. We determined the initial fair value of the warrant to be $31.6 million. As of March 31, 2001 and June 30, 2001, the warrant had not vested fully and was remeasured to a revised fair value of $694,000 and $306,000, respectively. The revised fair value of these warrants has been recorded as an intangible asset which will be amortized over the life of the agreement. The cumulative adjustment related to the remeasured fair value of the warrant resulted in a reduction of $13,000 and a charge of $44,000 to business partner warrant expense for the three and nine months ended June 30, 2001, respectively.

   During the quarter ended June 30, 2001, a third business partner warrant holder did not vest in any shares of its warrants. Accordingly, no business partner warrant expense was recorded for this warrant for the three months ended June 30, 2001. During the quarters ended December 31, 2000 and March 31, 2001, this business partner vested in 514,286 shares of its warrants which resulted in a business partner warrant expense of $8.5 million for the six months ended March 31, 2001. The related business partner warrant expense totaled $10.8 million for the three and nine months ended June 30, 2000.

 Restructuring Costs

   In the quarter ended June 30, 2001, we initiated a restructuring program aimed at streamlining our operations to better our position for growth and profitability. As part of the restructuring program, we restructured our worldwide operations including a reduction in workforce of approximately 700 individuals and the consolidation of our operating facilities. The restructuring resulted in charges of $70.0 million of which $19.1 million was paid during the quarter, resulting in a current and non-current accrued balance of $50.9 million at June 30, 2001. The restructuring charges include $56.9 million of lease termination costs, which represent remaining lease liabilities and brokerage fees stated at actual cost reduced by estimated sublease income. In connection with the restructuring program, we are implementing a further reduction of our worldwide workforce and will incur a related restructuring charge during the quarter ended September 30, 2001. There were no restructuring costs in fiscal 2000.

 In-Process Research and Development

   In connection with the acquisitions of TradingDynamics and Tradex, we allocated $950,000 in the first quarter of fiscal 2000 and $11.8 million in the second quarter of fiscal 2000 as in-process research and development during the nine months ended June 30, 2000. There were no completed acquisitions in the quarters ended June 30, 2000 and 2001. See Note 4 of Notes to Condensed Consolidated Financial Statements for more detailed information regarding the accounting treatment of the TradingDynamics and Tradex acquisitions.

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

   There was no impairment charge related to goodwill and other intangible assets recorded in fiscal 2000. See Notes 4 and 8 of Notes to Condensed Consolidated Financial Statements for more detailed information.

 Merger Related Costs

   On January 29, 2001, we signed a definitive agreement to acquire Agile Software Corporation ("Agile"), a leading provider of collaborative commerce solutions. However, Ariba and Agile mutually agreed to terminate their proposed merger without payment of any termination fees due to the recent challenging economic and market conditions. We incurred merger related costs totaling $9.2 million related to financial advisor and other professional fees, all of which were all expensed during the quarter ended March 31, 2001.

 Interest Income

   During the three months ended June 30, 2001, interest income was $4.1 million, a decrease of 23% over interest income of $5.3 million for the three months ended June 30, 2000. The decrease is attributable to lower average cash and investment balances during the quarter ended June 30, 2001. During the nine months ended June 30, 2001, interest income was $15.6 million, an increase of 54% over interest income of $10.2 million for the nine months ended June 30, 2000. The increase is attributable to higher average cash and investment balances during fiscal 2001.

 Minority Interest

   In December 2000, our consolidated subsidiary, Nihon Ariba K.K., issued and sold 38,000 shares, or 41% of its common stock for cash consideration of approximately $40.0 million to an outside party. In April 2001, this subsidiary issued and sold an additional 2% of its common stock for cash consideration of approximately $4.0 million to outside parties. Prior to the transaction, we held 100% of the equity of Nihon Ariba K.K. in the form of common stock. Nihon Ariba K.K.'s operations consist of the marketing, distribution, service and support of our products in Japan. As of June 30, 2001, minority interest of approximately $14.7 million is recorded in the Condensed Consolidated Balance Sheet in order to reflect the share of the net assets of Nihon Ariba K.K. held by minority investors.

   In April 2001, we sold common stock of approximately 42% of our consolidated subsidiary, Ariba Korea, Ltd., for cash consideration of approximately $8.0 million to an outside party. Prior to the transaction, we held 100% of the equity in Ariba Korea Ltd. in the form of common stock. As of June 30, 2001, minority interest of approximately $3.0 million is recorded on the Condensed Consolidated Balance Sheet in order to reflect the share of the net assets of Ariba Korea Ltd. held by minority investors. Ariba Korea Ltd.'s operations consist of the marketing, distribution, service and support of our products in Korea.

   In addition, we recognized approximately $1.3 million, $820,000 and ($154,000) as other income/(expense) for the minority interest's share of Nihon Ariba K.K.'s and Ariba Korea Ltd.'s (income) loss for the three month periods ended June 30, 2001, March 31, 2001 and December 31, 2000, respectively.

 Provision for Income Taxes

   We incurred operating losses for the quarters ended June 30, 2001 and June 30, 2000. We have recorded a valuation allowance for the full amount of the net deferred tax assets, as sufficient uncertainty exists that it is more likely than not that the deferred tax assets will not be realized. During the three and nine months ended

June 30, 2001, we incurred income tax expense of $2.2 million and $4.7 million, respectively, primarily attributable to our international subsidiaries.

Liquidity and Capital Resources

   As of June 30, 2001, we had $248.7 million in cash, cash equivalents and short-term investments, $47.4 million in long-term investments and $44.4 million in restricted cash, for total cash and investments of $340.4 million and $73.0 million in working capital. In the nine months ended June 30, 2001, we received $44.0 million and $8.0 million in cash and cash equivalents from the issuance of common stock in our Japanese and Korean subsidiaries, respectively, to an outside party.

   Net cash used in operating activities was approximately $19.3 million for the nine months ended June 30, 2001, compared to $87.6 million net cash provided by operating activities for the nine months ended June 30, 2000. Net cash used in operating activities for the nine months ended June 30, 2001 was primarily attributable to an increase in the net loss for the period (less non-cash expenses) and decreases in deferred revenue from customer payments that were not recognized as revenue. These cash flows used in operating activities were partially offset by increases in accounts payable, accrued liabilities and accrued restructuring costs.

   Net cash used in investing activities was approximately $133.9 million for the nine months ended June 30, 2001, which primarily reflects purchases of property and equipment, redemption of our investments and the increase in restricted cash.

   Net cash provided by financing activities was approximately $80.5 million for the nine months ended June 30, 2001, primarily from the issuance of common stock of our Japanese and Korean subsidiaries to outside parties and by proceeds from the exercise of stock options.

   Capital expenditures were $83.9 million and $23.4 million for the nine months ended June 30, 2001 and 2000, respectively. Our capital expenditures consisted of purchases of operating resources to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. As of June 30, 2001, we had outstanding capital lease commitments of $523,000. Although we anticipate that the recent restructuring of our operations will further reduce our capital expenditures over the near term, these expenses may increase over the longer term.

   In March 2000, we entered into a new facility lease agreement for approximately 716,000 square feet to be constructed in four office buildings and an amenities building in Sunnyvale, California as our headquarters. The lease term commenced in phases from January through April 2001, upon completion of construction and possession of each building, and ends on January 24, 2013. Minimum monthly lease payments are $2.1 million and will escalate annually with the total future minimum lease payments amounting to $378.2 million over the lease term. We have also contributed a significant amount towards leasehold improvement costs of the facility. As of June 30, 2001, we paid $76.4 million for leasehold improvements to the facility. The total estimated cost of leasehold improvements is approximately $87.9 million, but is subject to change. These leasehold improvement payments are estimated to be fully paid by the quarter ending September 30, 2001. As part of this agreement, we are required to hold two certificates of deposit for approximately $25.7 million as a form of security through fiscal 2013, and $14.3 million as security during the construction which are classified as restricted cash on the Condensed Consolidated Balance Sheets.

   In connection with our restructuring program initiated in the third quarter of fiscal 2001, we consolidated our operating facilities. Lease termination costs of $56.9 million include the abandonment of certain excess leased facilities in Mountain View and Sunnyvale, California; Tampa, Florida; Alpharetta, Georgia; Florham Park, New Jersey; Lisle, Illinois; and Dallas, Texas for the remaining lease terms. These lease termination costs include remaining lease liabilities and brokerage fees offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease were based on market information trend analyses provided by a commercial real estate brokerage firm retained by us. As of June 30, 2001, $48.9 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be utilized by fiscal 2013. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information.

   We expect to incur significant operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. We anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, our ability to restructure operations successfully and our ability to manage infrastructure costs.

   Although our existing cash, cash equivalent and investment balances are expected to decline at least through the balance of 2001, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

 We Have a History of Losses and Expect to Incur Significant Additional Losses in the Future.

   We had an accumulated deficit of approximately $3.3 billion as of June 30, 2001. We expect to incur significant losses for the foreseeable future for a number of reasons, including the following:

  . License revenues from products and services have declined in each of the last two quarters ended June 30, 2001 and are expected to decline further in the quarter ended September 30, 2001;

  . Transaction-based revenues from network access, network services and independent Internet marketplaces are based on unproven business models and may not grow;

  . Although we have announced a program to further reduce expense levels, we may not reduce expenses to sufficient levels;

  . We will continue to incur substantial non-cash expenses resulting from amortization of goodwill and other intangibles relating to acquisitions, deferred compensation and potentially the issuance of warrants.

   As of June 30, 2001, we had unamortized goodwill and other intangible assets of approximately $1.0 billion and anticipate amortization of these unamortized goodwill and other intangible assets on a straight-line basis over their expected useful lives ranging from two years to five years, respectively, except for the effects of the new accounting pronouncement SFAS No. 142. As of June 30, 2001, we had deferred compensation of approximately $39.3 million. As a result of these intangible assets and deferred charges, we expect to incur significant losses at least through fiscal 2006 and perhaps beyond, even if our results of operations excluding amortization of intangibles, deferred charges and other special charges would be profitable.

 Our Quarterly Operating Results Are Volatile and Difficult to Predict.

   Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. For example, our quarterly operating results for the last two quarters ended June 30, 2001 declined significantly from our operating results for the prior quarter. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance.

   Our quarterly operating results may vary depending on a number of factors, including the following:

   Risks Related to Revenues

  . fluctuations in demand for our products and services;

  . declines in the average selling price of our products;

  . changes in the timing of sales of our products and services;

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

  . our ability to control costs, including our planned further reduction in expense levels;

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

 The Continuing Economic Slowdown, Particularly in Information Technology Spending, Will Adversely Impact Our Business.

   Our business has been adversely impacted by the economic slowdown, particularly the decline in information technology spending. We expect the economic slowdown to continue to adversely impact our business for at least the next quarter and perhaps significantly longer. The adverse impacts from the slowdown include longer sales cycles, lower average selling prices and reduced bookings and revenues.

 Our Success Depends on Retaining Our Current Key Personnel and Attracting Additional Key Personnel, Particularly a Permanent Chief Executive Officer.

   Our future performance depends on the continued service of our senior management, product development and sales personnel. None of these persons is bound by an employment agreement, and we do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. Our success depends critically on our ability to hire a permanent chief executive officer to replace Keith Krach, who was elected interim chief executive officer in July 2001 following the departure of our prior chief executive officer. In addition our success also depends on our continuing ability to attract, hire, train and retain a selected number of highly skilled managerial, technical, sales, marketing and customer support personnel. Our ability to retain key employees may be harder, given recent adverse changes in our business, particularly to the extent that they hold options to purchase stock with an exercise price that is substantially higher than the current market price of our stock. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

 Our Revenues In Any Quarter Depend on a Relatively Small Number of Relatively Large Orders. We Have Recently Experienced Lengthening Sales Cycles and Deferrals of a Number of Large Anticipated Orders.

   Our quarterly revenues are especially subject to fluctuation because they depend on the sale of relatively large orders for our products and related services. Many of these orders are realized at the end of the quarter. As a result, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. We have recently experienced lengthening sales cycles and deferrals of a number of large anticipated orders which we believe have been affected by general economic uncertainty.

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

 Our Recent Acquisitions Will, and Any Future Acquisitions May, Require Us to Incur Significant Charges for Intangible Assets.

   Our recent acquisitions will, and any future acquisitions may, require us to incur significant charges for goodwill and other intangible assets, which will negatively affect our operating income. As of June 30, 2001, we had an aggregate of $1.0 billion of unamortized goodwill and other intangible assets, after giving effect to the write off of $1.4 billion of goodwill and other intangible assets relating to our acquisition of Tradex

Technologies in the quarter ended March 31, 2001and the $17.7 million write off of other intangible assets relating to a business partner warrant in the quarter ended June 30, 2001. The amortization of our remaining goodwill and other intangible assets will result in significant additional charges to operations at least through the quarter ending December 31, 2004 except for the effects of the new accounting pronouncement, SFAS No. 142.

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

   Ariba Buyer and Ariba Marketplace are enterprise-wide solutions that must be deployed with many users within a buying organization. Implementation of these solutions by buying organizations is complex, time consuming and expensive. In many cases, our customers must change established business practices. In addition, they must generally consider a wide range of other issues before committing to purchase our products and services, including product benefits, ease of installation, ability to work with existing computer systems, ability to support a larger user base, reliability and return on investment. Furthermore, the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer organization. The implementation and deployment of our products requires a significant commitment of resources by our customers and third-party and/or professional services organizations.

 We Expect to Depend on Ariba Buyer for a Substantial Portion of Our Business for the Foreseeable Future. This Business Could Be Concentrated in a Relatively Small Number of Customers.

   We anticipate that revenues from Ariba Buyer and related products and services will continue to constitute a substantial portion of our revenues for the foreseeable future. For the quarter ended June 30, 2001, revenues from Ariba Buyer and related products were more than a majority of our total revenues, even though we experienced a decline in the average selling price of these products. Consequently, if we continue to experience price declines or fail to achieve broad market acceptance of Ariba Buyer, our business would be seriously harmed. In addition, for the quarter ended June 30, 2001, a relatively small number of customers accounted for a substantial portion of revenues from sales of Ariba Buyer and related products. We may continue to derive a significant portion of our revenues attributable to Ariba Buyer from a relatively small number of customers.

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

  . our network may not be able to support large numbers of buyers and suppliers, and increases in the number of buyers and suppliers may cause slower response times and other problems;

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

 We Depend on Strategic Relationships with Our Partners.

   We have established strategic reselling, ASP and hosting relationships with some outside companies. These companies are entitled to resell and/or host our products to their customers. These relationships are new and this strategy is unproven. We cannot be assured that any of these resellers, ASP partners or hosts, or those we may contract with in the future, will be able to resell our products to an adequate number of customers. If our current or future strategic partners are not able to successfully resell our products, our business could be seriously harmed. For example, we have formed a strategic alliance with IBM to market and sell targeted solutions. We also have strategic relationships with Softbank, as a minority shareholder of our Japanese and Korean subsidiaries, Nihon Ariba K.K. and Ariba Korea Ltd. We plan to expand our strategic relationships both domestically and internationally. There is no guarantee that these alliances will be successful in creating a larger market for our product offerings. If these alliances are not successful, our business, operating results and financial position could be seriously harmed.

 We Face Intense Competition From Many Participants in the Business-to-Business Electronic Commerce Industry. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

   The market for our solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We also increasingly encounter competition with respect to different aspects of our solution from companies such as Captura Software, Clarus, Commerce One, Intelisys, Netscape Communications, a subsidiary of AOL Time Warner and RightWorks, a subsidiary of i2 Technologies. We also encounter significant competition from several major enterprise software developers, such as Oracle, PeopleSoft and SAP, among others. In addition, because there are relatively low barriers to entry in the business-to-business e-commerce market, we expect additional competition from other established and emerging companies, particularly if they acquire one of our competitors. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. We could also face competition from new companies who introduce an Internet-based management solution.

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

 If We Fail to Develop Our Products and Services in a Timely and Cost-Effective Basis, Our Business Will Be Seriously Harmed.

   We may fail to introduce or deliver new releases or new potential offerings on a timely and cost-effective basis or at all, particularly given the expansion of our product offering as a result of our recent acquisitions. The life cycles of our products are difficult to predict, because the market for our products is new and characterized by rapid technological change, changing customer needs and evolving industry standards. In developing new products and services, we may:

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

The introduction of Version 7.0 of Ariba Buyer was delayed significantly, and we have experienced delays in the introduction of other products and releases in the past. If new releases or potential new products are delayed, we could experience a delay or loss of revenues and customer dissatisfaction.

 Our Business Will Be Seriously Harmed If We Fail to Establish and Maintain Relationships With Third Parties That Will Effectively Implement Ariba Buyer, Ariba Marketplace and Other Products.

   We rely on a number of third parties to implement Ariba Buyer, Ariba Marketplace and our other products at customer sites. These products are enterprise-wide solutions that must be deployed within the customer's organization. The implementation process is complex, time-consuming and expensive. We rely on third parties such as Accenture, Arthur Andersen, Ernst & Young and EDS to implement our products, because we lack the internal resources to implement our products at current and potential customer sites. If we are unable to establish effective, long-term relationships with our implementation providers, or if they do not meet the needs or expectations of their customers, our business would be seriously harmed. Our current implementation partners are not contractually required to continue to help implement our products. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support our needs. If these resources are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet our customers' implementation needs. A number of our competitors, including Oracle, SAP and PeopleSoft, have significantly more well-established relationships with these third party system integrators and may be more likely to recommend competitors' products and services rather than our own. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

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

   Between March 20, 2001 and June 5, 2001, several securities class action complaints were filed against us and several of our current and former officers and directors in the United States District Court for the Southern

District of New York. The complaints allege that our lead underwriters, Ariba and the other named defendants violated federal securities laws by making material false and misleading statements in our prospectus incorporated in our registration statement on Form S-1 filed with the SEC in June 1999. The complaints are generally related to the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in our initial public offering. The complaints were consolidated into a single action on June 22, 2001, except for one complaint, which names several issuers and their underwriters, including Ariba, and makes substantially the same allegations. We believe that the claims against us are without merit and intend to defend against the complaints vigorously. Securities class action litigation could result in substantial costs and divert our management's attention and resources, which could seriously harm our business.

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

 If We Do Not Effectively Manage Our Growth and Expansion, Our Business Will be Harmed.

   The significant expansion of our operations has placed a significant strain upon our management systems and resources. If we are unable to manage our expanded operations, our business will be seriously harmed. In addition, even after giving effect to our recent workforce reductions, the number of our employees has increased significantly over the last 18 months. We have also expanded the geographic scope of our customer base and operations. This expansion has resulted and will continue to result in substantial demands on our management resources. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force. We have implemented new systems to manage our financial and human resources infrastructure. We may find that these systems, our personnel, procedures and controls may be inadequate to support our future operations.

 As We Expand Our International Sales and Marketing Activities, Our Business Will Be Susceptible to Numerous Risks Associated with International Operations.

   To be successful, we believe we must continue to expand our international operations. Therefore, we have committed and expect to continue to commit significant resources to expand our international sales and marketing activities. If successful, we will be subject to a number of risks associated with international business activities. These risks generally include:

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

   Although our existing cash, cash equivalent and investment balances are expected to decline through the balance of calendar 2001, we believe that our existing balances together with our anticipated cash flow from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the 12 months. After that, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

 Our Stock Price Is Highly Volatile.

   Our stock price has fluctuated dramatically. There is a significant risk that the market price of the common stock will decrease in the future in response to any of the following factors, some of which are beyond our control:

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

 We Are at Risk of Further Securities Class Action Litigation Due to Our Stock Price Volatility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Foreign Currency Exchange Rate Risk

   We develop products in the United States and market our products in the United States, Latin America, Europe, Canada, Asia Pacific and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since, the majority of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

 Interest Rate Risk

   Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified investments, consisting only of investment grade securities. We do hold investments in both fixed rate and floating rate interest earning instruments which carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. During the first quarter of fiscal 2001, we entered into a high grade investment at a cost of $7.0 million, which matures in the first quarter of fiscal 2002. As of June 30, 2001, our investment has been downgraded due to a deterioration in the issuer's creditworthiness resulting in an unrealized loss of $2.0 million. Our investment may fall short of expectations due to changes in the investment rating and as such we may suffer losses at the time of maturity due to the decline in market value. All investments in the table below are carried at market value, which approximates cost.

   The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio (in thousands except for interest rates).

                         Year ended Year ended Year ended
                          June 30,   June 30,   June 30,
                            2002       2003       2004    Thereafter  Total
                         ---------- ---------- ---------- ---------- --------
Cash equivalents........  $ 98,592       --         --         --    $ 98,592
Average interest rate...      2.84%      --         --         --        2.84%
Investments.............  $175,169   $22,020    $23,500     $1,000   $221,689
Average interest rate...      5.36%     6.17%      5.64%      4.93%      5.45%
Total investment
 securities.............  $273,761   $22,020    $23,500     $1,000   $320,281

   Note that these amounts exclude equity investments as described below.

 Other Investments

   Other assets include investments in equity instruments of privately held companies which amounted to $5.6 million and $30.5 million as of June 30, 2001 and September 30, 2000, respectively. These investments are accounted for using the cost method and consist of common stock, preferred stock and warrants for common stock. Of these amounts, $2.8 million and $13.7 million at June 30, 2001 and September 30, 2000, respectively, were received as consideration in connection with licensing transactions with customers and business partners. We determine the fair value for common stock and preferred stock equity investments based on amounts paid by independent third parties in the investees' most recent capital transactions. The fair value of the common stock warrants received is determined using a Black-Scholes option pricing model. The fair value of shares underlying vested warrants totaled approximately $1.4 million and $4.4 million at June 30, 2001 and September 30, 2000, respectively. These investments are reviewed each reporting period for declines considered other-than-temporary, and, if appropriate, written down to their estimated fair value. During the nine months ended June 30, 2001, we determined that these investments had incurred a decline in value that was other-than-temporary and reduced their carrying amounts to estimated fair value by a charge of $24.4 million to our results of operations.

   Equity investments in publicly traded companies for which we do not have the ability to exercise significant influence are classified as available-for-sale and stated at fair value based on quoted market rates. Adjustments to the fair value of available-for-sale investments are recorded as a component of other comprehensive income.

   During the nine months ended June 30, 2001, we also sold common stock held in two public companies for proceeds of approximately $310,000. The common stock is subject to significant risk based on the recent volatility of stock markets around the world. As of June 30, 2001 we held one investment in a publicly traded company totaling approximately $2,000 which is classified as a long-term investment.

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

   Between March 20, 2001 and June 5, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against us, several of our officers and directors, and three underwriters of our initial public offering. The purported class actions are all brought on behalf of purchasers of our common stock since June 23, 1999, the date of our initial public offering. The plaintiffs allege that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that Morgan Stanley, our lead underwriter, required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions and required investors to agree to buy shares of our securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that because of these purchases, the Company's post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in our prospectus and the purported inflation of our stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act and Section 10(b) of the Securities Exchange Act. The complaints were consolidated into a single action on June 22, 2001, except for one complaint, which names several issuers and their underwriters, including Ariba, and makes substantially the same allegations. We believe that we have meritorious defenses against these actions and intend to vigorously defend them.

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

Item 4. Submission of Matters to a Vote of Securities Holders

   Not applicable.

Item 5. Other Information

   We have revised our securities trading policy to allow directors and certain senior officers covered under the policy to enter into stock trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and our policy governing transactions in our securities. We anticipate that, as permitted by Rule 10b5-1 and our policy governing transactions in our securities, some or all of our senior officers and directors may establish stock trading plans in the future.

Item 6. Reports on Form 8-K

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

                                          Ariba, Inc.

                                                  /s/ Robert M. Calderoni
                                          By: _________________________________
                                                    Robert M. Calderoni
                                            Executive Vice-President and Chief
                                                     Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

Date: August 14, 2001