Form 10-K
period 2001-09-30
ARIBA INC
filed 2001-12-21
CIK 1084755

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the fiscal year ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   For the transition period from ___________ to ____________

                       Commission file number 000-26299

                               -----------------
                                  ARIBA, INC.
            (Exact name of registrant as specified in its charter)

                        Delaware                      77-439730
              (State or other jurisdiction          (IRS Employer
            ofincorporation or organization)    Identification Number)

                     807 11th Ave.,
                 Sunnyvale, California                  94089
            (Address of principal executive           (Zip Code)
                        offices)

                                (650) 390-1000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

          Securities registered pursuant to Section 12(b) of the Act:
                        Common Stock, $0.002 par value

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of November 30, 2001, there were 261,887,628 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq Stock Market on November 30, 2001) was approximately $1.03 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2002 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended September 30, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ARIBA, INC.
                                   FORM 10-K
                              September 30, 2001

                               TABLE OF CONTENTS

                                                                                           Page
Item                                                                                       No.
----                                                                                       ----

                                            PART I
1.   Business.............................................................................   3
2.   Properties...........................................................................  26
3.   Legal Proceedings....................................................................  27
4.   Submission of Matters to a Vote of Security Holders..................................  27
4A.  Executive Officers of the Registrant.................................................  28

                                            PART II
5.   Market for Registrant's Common Equity and Related Stockholder Matters................  29
6.   Selected Consolidated Financial Data.................................................  29
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  30
7A.  Quantitative and Qualitative Disclosures About Market Risk...........................  50
8.   Financial Statements and Supplementary Data..........................................  53
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  87

                                           PART III
10.  Directors and Executive Officers of the Registrant...................................  88
11.  Executive Compensation...............................................................  88
12.  Security Ownership of Certain Beneficial Owners and Management.......................  88
13.  Certain Relationships and Related Transactions.......................................  88

                                            PART IV
14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......................  89
SIGNATURES................................................................................  91

                                    PART I

ITEM 1. BUSINESS

   The information in this report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled "Risk Factors" and the risks discussed in our other Securities and Exchange Commission ("SEC") filings including our Form 10-Q for the quarter ended June 30, 2001 filed with the SEC on August 14, 2001.

Overview

   Ariba is a leading spend management software solutions provider. Ariba provides software, services and network access to enable corporations to evaluate and manage the cash costs associated with running their business (their "spend"). The Ariba Enterprise Spend Management solution is an integrated suite of applications and services which provides customers with a single solution to analyze and manage their spend on items such as commodities, raw materials, operating resources, services, temporary labor, travel, and maintenance, repair and operations equipment. Our solution is designed to allow companies to streamline their existing procurement processes and expand control over their spend by better leveraging their existing in-house domain expertise while retaining their existing supplier relationships. Our products are designed to integrate with our customers' existing applications and infrastructure to enable them to more quickly realize savings.

   The Ariba Enterprise Spend Management solution is designed to address three primary business needs: the identification of savings opportunities, the realization of such savings, and the ability to sustain such savings through ongoing purchasing compliance. The Ariba Enterprise Spend Management solution addresses these needs through three component solutions: Ariba Analysis, Ariba Enterprise Sourcing, and Ariba Procurement.

   Ariba Analysis consists of services designed to allow our customers to analyze their aggregated spend across all of their suppliers and purchase areas and to identify their greatest savings opportunities. Ariba Enterprise Sourcing is a comprehensive product and services solution that enables companies to manage their broad supplier interactions, from their initial "requests for information" or "requests for quotes" through their final supplier selection. Ariba Procurement is a suite of applications, including our market leading Ariba Buyer application, that enables companies to manage their internal purchasing processes, supplier relationships and supplier catalogs, and to ensure purchasing compliance across their entire organizations. Our Ariba Supplier Network provides scalable infrastructure to allow our customers to connect to and transact with their suppliers. Ariba also offers a number of services to our customers, providing them with domain expertise to complement their implementations of Ariba products. We sell our products and related services and currently market them in 25 countries in North America, Latin America, Europe, Australia and Asia, primarily through our direct sales force and indirect sales channels.

   Ariba was incorporated in Delaware in September 1996 and from that date through March 1997 was in the development stage, conducting research and developing our initial products. Our principal executive offices are located at 807 11th Ave., Sunnyvale, California 94089.

The Ariba Enterprise Spend Management Platform

   The Ariba Enterprise Spend Management platform is a solution designed to help organizations manage their spending activities. Our targeted customers are large corporations and public sector institutions, whose large spending power and distributed organization make them the most likely beneficiaries of our solutions. We believe our solutions provide the following benefits to our customers:

   Significantly Reduced Processing Costs and Increased Productivity. By automating the spend management process, including the procurement and sourcing processes, our Ariba Procurement and Ariba Enterprise Sourcing solutions allow organizations to achieve significant cost savings and productivity enhancements. Ariba Procurement and Ariba Enterprise Sourcing enable an organization to streamline and automate complex business processes. The Ariba Supplier Network allows customers to connect once to a network with pre-integrated suppliers, supplier profiles and supplier content. These solutions also take advantage of existing investments in financial, human resource and enterprise resource planning systems, thereby reducing or eliminating the need to manually enter data into these systems. We believe this increased productivity allows organizations to focus on other strategic activities, such as negotiating better discounts with preferred suppliers.

   Substantially Reduced Costs of Goods and Services. The Ariba solution enables organizations to maximize procurement economies of scale, lowering the overall costs of goods and services. Ariba Analysis enables our customers to identify opportunities for cost savings. Ariba Procurement provides company-wide data analysis and reporting tools on buying patterns. Ariba Enterprise Sourcing enables organizations to identify preferred suppliers and negotiate more favorable contracts with them, and through integration with Ariba Buyer, enables transactions to be automatically routed to these preferred suppliers. Moreover, our solutions are accessible on every desktop, are easy to use and streamline the sourcing and procurement processes. These benefits typically minimize unauthorized or noncompliant purchasing, further enabling organizations to take advantage of negotiated discounts with suppliers.

   Simultaneous Interaction with Multiple Enterprise Systems. Ariba's solutions connect to, and work with, leading finance, human resource management and enterprise resource planning systems from vendors such as PeopleSoft, SAP and Oracle. In addition, they connect to and work with other legacy systems through adapters that are sold as separate products. A single Ariba Buyer installation can connect with multiple enterprise applications simultaneously through real-time or scheduled interfaces.

   Increased Adoption as a Result of User-Friendly, Web-based Interfaces. Our products' browser-based user interfaces enable users throughout an organization to take full advantage of Ariba solutions from their desktops, with minimal training. Wizards, software that provides automated assistance, guide less-experienced users through the business process, while an advanced user interface makes the system more productive for experienced users.

   Automation of Electronic Business Processes. Ariba's solutions provide flexible workflow capabilities to streamline and automate even the most complex or unusual business processes of large, multinational organizations. This flexible workflow can be customized by the user for the unique processes of an organization and can be tailored to respond to end-user input, system events or any extrinsic or intrinsic data in the procurement cycle.

   Integration with the Ariba Supplier Network. Ariba's solutions allow organizations to automate commerce transactions with suppliers over the Internet and through the Ariba Supplier Network. By adhering to open standards, Ariba's solutions provide a variety of methods for buyers to communicate electronically with supplier organizations through the Ariba Supplier Network. Ariba Buyer also allows suppliers to take advantage of their existing web-based catalogs to provide product information to buyers, while Ariba Enterprise Sourcing allows suppliers to publish their capabilities in a database containing detailed descriptions of supplier capabilities, products, and operations.

Ariba Products and Services

   Our Ariba Enterprise Spend Management platform consists of three component solutions: Ariba Analysis, Ariba Enterprise Sourcing, and Ariba Procurement. We provide our customers with access to the Ariba Supplier Network, allowing them to connect to and transact with their suppliers. Through our Global Services Division, we provide our customers implementation services using our AribaLive methodology, whereby our products are installed, customized and integrated at our customer locations.

Ariba Analysis

   Ariba Analysis currently consists of Ariba Benchmarking and Performance Management Services, a service offering designed to enable our customers to maximize the value of their spend management strategy. In addition, we are currently developing Ariba Analysis, a product designed to capture and analyze an organization's spending data. We currently expect to introduce the Ariba Analysis product during the first half of calendar 2002. We may not be able to successfully introduce this application on a timely or cost-effective basis.

   Ariba Analysis helps a company's procurement manager analyze spend across the entire organization. With visibility into historical spend, procurement managers are able to discover savings opportunities, new spending patterns, and uncategorized or unauthorized spend. Savings opportunities are frequently identified through supplier fragmentation and comparison against industry benchmark analysis.

   Ariba Benchmarking and Performance Management services include pre-implementation, implementation, and post-implementation services designed to increase our customers' potential savings using Ariba products. During the pre-sales process, Ariba Value Assessments are conducted to identify specific savings opportunities based on each customer's historical spending patterns. These assessments can enhance the value of each Ariba product implementation by providing a baseline for recommended implementation and spend management strategies. Finally, we conduct post-implementation reviews designed to provide our customers with a general or industry-specific comparative ranking of the success of their spend management strategies and efforts, creating the opportunity for changes in strategy to increase their realized savings.

   Using Ariba Analysis, a company's procurement group can focus on strategic activities such as creating category plans and identifying savings opportunities. By providing clear data and analysis, Ariba Analysis helps management identify and implement spend reduction programs.

Ariba Enterprise Sourcing

   Ariba Enterprise Sourcing is designed to handle the typical business interactions between our customers and their suppliers. The Ariba Enterprise Sourcing solution consists of Ariba Enterprise Sourcing, our enterprise-based sourcing and supplier management product, and Ariba Event Support and Consulting services. The Ariba Enterprise Sourcing product works in conjunction with Ariba Buyer to establish contracts based on sourcing results. This integration helps to ensure ongoing compliance with favorable contract terms negotiated during the sourcing process. In addition, the Ariba Contracts product, which is expected to be made generally available during the first half of calendar 2002, is designed to handle the creation and management of supplier contracts and the management of purchases against the terms of those contracts. We may not be able to successfully introduce this application on a timely or cost-effective basis.

   We believe Ariba Enterprise Sourcing is the first solution on the market specifically designed to be deployed on an enterprise-wide basis to help businesses better manage spend through more effective sourcing. The Ariba Enterprise Sourcing solution helps streamline and automate the entire sourcing process, from a customer's definition and aggregation of spending requirements to supplier management, negotiation, and establishment of optimal contracts with suppliers. Ariba Sourcing supports the sharing of documents between a buyer and its suppliers, public or private question and answer sessions between a buyer and its suppliers, and online negotiation. These features reduce the sourcing workload, reduce sourcing cycle time and provide an audit trail. Ariba Enterprise Sourcing can be deployed as a hosted or an installed application.

   Ariba Enterprise Sourcing helps our customers to:

   Define and Aggregate their Buying Needs. Our customers can define their buying needs using our step-by-step RFxBuilder(TM). RFx is a term that describes all of the sourcing processes supported by Ariba Enterprise Sourcing, including requests for information, requests for proposals, requests for quotes, and negotiation-based events. The RFx processes provide our customers with the ability to obtain competitive quotes while complying with their internal procurement policies.

   Manage their Supplier Relationships and Interactions. Our customers can search for and capture the information they need about their suppliers. Suppliers can in turn collaborate with our customers to communicate their capabilities through the multi-stage RFx process and additional messaging functionality within the Ariba Enterprise Sourcing product.

   Improve their Sourcing Processes. Our customers can automate and manage all the stages of the sourcing process, from requests for information through final negotiations. Our customers use the customizable RFx templates to communicate detailed requirements to suppliers. Ariba Sourcing's bid-scoring and optimization features help our customers establish a supplier base optimally suited to their needs, while reducing their purchasing costs.

   Establish and Execute Supplier Contracts. The integration of Ariba Enterprise Sourcing with Ariba Buyer enables our customers to more easily transfer data into systems that drive procurement execution and compliance, so that our customers' purchases will be made via negotiated prices with selected suppliers. Ariba Enterprise Sourcing works with Ariba Buyer to allow users to establish purchase requisitions or master purchase agreements.

   Ariba's Event Support and Consulting services are designed to help our customers realize the benefits of their sourcing strategy rapidly. These services provide our customers with commodity and domain expertise to assist in managing their internal sourcing activities. Ariba Event Support Services offer customers assistance in event management and support throughout the RFx lifecycle. These services are provided by our experienced in-house sourcing specialists.

Ariba Procurement

   Ariba Procurement is a suite of applications that enables companies to manage their internal purchasing processes, supplier relationships and supplier catalogs, and to promote purchasing compliance across their entire organizations. Ariba Procurement consists of our market leading Ariba Buyer application, as well as Ariba Workforce, Ariba Travel and Expense and Ariba eForms. In addition, Ariba Invoice and Ariba Contracts, which we expect to introduce in the first half of calendar 2002, are designed to streamline and optimize invoicing and reconciliation and contract creation, respectively.

   Ariba Buyer. Ariba Buyer is the cornerstone application of the Ariba Procurement solution. It is a robust, scalable and reliable application that enables organizations to reduce processing costs, improve productivity and achieve compliance on enterprise-wide contracts by automating the procurement cycle, linking end-users throughout the organization with approvers, and linking the procurement application to back-end financial, purchasing and human resource systems.

   Through Ariba Buyer, our customers are able to achieve cost savings by reducing transaction expenses, decreasing cycle times, and leveraging existing supplier relationships. The compliance mechanisms provided by Ariba Buyer allow our customers to achieve these savings. Ariba Buyer allows customers to attain global user and supplier adoption, enforce compliance, and measure progress. It also allows customers to automate commerce transactions securely with suppliers on the Internet through the Ariba Supplier Network. Ariba Buyer works with multiple enterprise systems simultaneously, in addition to providing electronic access to important procurement information, such as supplier product information, price lists, web sites and order status.

   Ariba Workforce. Released in October 2001, Ariba Workforce helps companies facilitate the complex process of procuring and managing temporary workers, contractors and consultants. Ariba Workforce provides a single, comprehensive system for companies to gain visibility into and control over their workforce procurement and management lifecycle. In particular, Ariba Workforce enables organizations to: increase usage of preferred suppliers and benefit from discounted supplier contracts; minimize billing inaccuracies through automated and collaborative management of bill tracking, change order, service delivery, and volume discount processes with suppliers online; and collaborate online with multiple suppliers and contractors to exchange and gather complex information and increase process efficiencies. We license the core technology for our Ariba Workforce product from our partner Cascadeworks. Ariba Workforce integrates with Ariba Buyer and can be accessed by our customers' users from their desktops.

   Ariba Travel and Expense. Ariba Travel and Expense is designed as an easy-to-use web-based application for corporate travel and expense management. The application automates manual processes facilitating most phases of company travel, including approvals, expense reports, data analysis and reporting. We believe automation of travel and expense processes increases expense policy compliance, decreases administrative costs, and reduces cycle times. Ariba Travel and Expense provides a robust set of features to generate expense reports automatically from travel card or procurement card data feeds and can route expense reports to functional, travel and expense managers.

   Ariba eForms. Ariba eForms allows organizations to automate non-standard business processes outside of the core requisitioning process. Users are able to attach custom forms to existing Ariba applications or create new applications for nearly any type of operating resource request. Ariba eForms are created using XML (eXtensible Markup Language), a robust definition language that allows organizations to design forms that capture information from end-users and route the information for internal approval. Each Ariba eForm can have its own approval rules and can incorporate standard data from Ariba Buyer, including financial accounting and human resources information.

   Ariba Contracts. Ariba Contracts is a web-based application designed to help purchasing organizations manage the contracts process. Ariba Contracts is designed to reduce the inefficiencies traditionally associated with the negotiation, creation, compliance and management of purchase contracts. We believe Ariba Contracts will allow companies to: accelerate the contract renewal and negotiation process; improve compliance with contracted pricing; and gain visibility into their contract activities and performance. Ariba Contracts is expected to be introduced in the first half of calendar 2002.

   Ariba Invoice. Ariba Invoice is an enterprise solution for streamlining and optimizing invoicing and reconciliation. We believe Ariba Invoice will allow our customers to gain more control of the invoice processing cycle; automate data entry, matching, and exception resolution processes; foster stronger partner relationships with more prompt and accurate handling of invoices; and centralize invoicing data. Ariba Invoice is designed to decrease the traditional cost of invoice reconciliation, exception handling, and supplier communication, while improving the efficiency of the payment process. Ariba Invoice is expected to be made available for general release in the first half of calendar 2002.

   We may not be able to successfully develop and introduce Ariba Contracts and Ariba Invoice on a timely and cost-effective basis.

Ariba Enterprise Adaptors

   Ariba enterprise adapters are designed specifically to integrate Ariba products with leading enterprise resource planning (ERP) systems for data and transactions related to accounting, human resource management and purchasing. Integration refers to the ability of Ariba adapters to exchange information with an organization's enterprise systems, eliminating the need for manual transfer of critical information from Ariba products to these systems. Ariba enterprise adapters can integrate with standard implementations of these systems or can be configured to integrate with custom installations of these enterprise systems. These adapters enable a single Ariba product installation to integrate with multiple enterprise applications simultaneously.

   We currently offer the following adapters:

   Ariba SAP Adapter. Ariba SAP Adapter provides integration with SAP applications through standard programming interfaces and pre-built adapters for financial, purchasing and human resources information.

   Ariba PeopleSoft Adapter. Ariba PeopleSoft Adapter allows integration with PeopleSoft applications through standard programming interfaces and pre-built adapters for financial, human resources and purchasing information.

   Ariba Oracle Adapter. Ariba Oracle Adapter allows integration with Oracle applications via general APIs and pre-built adapters for financial and purchasing information.

   Ariba Authentication Adapter. Ariba Authentication Adapter provides integration with standard user authentication and directory services such as LDAP and Microsoft's Active Directory.

   Ariba Generic API Adapter. Ariba Generic API Adapter provides integration with existing and legacy enterprise systems to interface information with Ariba Buyer.

   Customers who purchase our software products receive a capacity-based license. The license fee for a capacity license is based on the customer's employee count, and may in addition be based on the annual volume of business document transactions on the Ariba Supplier Network.

   Employee-based capacity licensing allows customers to scale the total cost of their Ariba Spend Management system implementation to their needs. The business document capacity license enables customers to utilize the licensed volume of business document transactions on the Ariba Supplier Network during each annual license term period. Customers who exceed their estimated volume can purchase additional capacity.

The Ariba Supplier Network

   The Ariba Supplier Network connects buyers and suppliers via the Internet and offers electronic payment, catalog and content management, transaction routing and multi-protocol support for numerous electronic commerce standards. Businesses can: search an open directory of trading partners, including over 26,000 suppliers worldwide; subscribe to and manage catalog content; and conduct transactions, including order management and fulfillment, invoicing, and settlement. By using the Ariba Supplier Network, companies can realize cost savings through greater process efficiencies, better employee and contract compliance, reduced inventories and fair pricing opportunities.

   Our multi-protocol network allows buyers to send transactions from Ariba Buyer in one standard format. It then converts the order into the supplier's preferred transaction format, such as cXML (Commerce eXtensible Markup Language), a format used on the Internet to describe commerce data and documents, or EDI (Electronic Data Interchange), a format used to exchange data and documents electronically. This feature gives suppliers the freedom to transact in their preferred protocols.

   The Ariba Supplier Network also allows suppliers to utilize their existing electronic commerce systems to provide information about their products and services. Suppliers can send electronic catalogs through standard formats such as CIF (Catalog Interchange Format), a format commonly used to transfer catalog information electronically, and cXML. In addition, buyers can link to a supplier's web site using a technology called cXML PunchOut. cXML PunchOut allows a buyer to select a product by accessing a supplier's web site while keeping the purchasing process within our Ariba Buyer system for internal approval, accounting and administrative controls. This feature is particularly useful for suppliers with robust web sites, electronic product configuration systems and large product catalogs. In addition, suppliers can utilize their existing investments in electronic commerce systems, including catalogs and product web pages.

   The key features of the Ariba Supplier Network are:

   Open Standards Multi-Protocol Transaction Network. The Ariba Supplier Network automatically routes and translates documents between buyers and suppliers using most major electronic commerce standards, including cXML; Internet EDI; VAN EDI (Value Added Networks for EDI); HTML (Hyper-Text Markup Language), a format commonly used to define content for web pages; e-mail; auto-fax and CIF. This enables buyers to conduct business with suppliers independent of the type of electronic commerce systems used by the supplier.

   Content Management. Ariba provides robust, flexible content tools and services to help suppliers easily create, syndicate and manage comprehensive product and service information. From electronic-formatted catalogs to complex content, Ariba and its partners empower suppliers to take control of their most important asset (i.e., their product data) and reap the benefits of electronic commerce. Ariba Supplier Network allows suppliers to take advantage of existing web-based catalogs through CIF, cXML and cXML PunchOut. Additionally, suppliers can lower commerce costs by publishing catalogs to multiple buyers and marketplaces and receiving all of their orders through a single channel. With Ariba PunchOut, suppliers can reuse their existing web infrastructure to provide the custom and dynamic content that most effectively meets customers' needs, resulting in rapid return on investment. Buyers can then easily find and configure products without dealing with large catalogs.

   Supplier Self-management and Registration. To transact with all buying organizations using Ariba Buyer, suppliers need to register just once and can continue to manage their relationships online, using their preferred transaction routing method and configurations without the need for additional software.

   News, Information and Services. The Ariba Supplier Network provides news, information and services of interest to business buyers and suppliers such as sourcing, supplier, financial and industry information.

Strategic Relationships

   We believe that strategic partnerships can assist us in gaining broader market acceptance as well as enhance our marketing, sales and distribution capabilities. Accordingly, we have established strategic relationships with organizations in five general categories: hardware platforms; software; network service providers; resellers and hosting/application service provider (ASP) partners; and systems integrators.

   Our hardware platform partners include Dell, Hewlett-Packard, IBM and Sun Microsystems. These relationships help ensure the reliability, scalability and performance of the Ariba solution on these platforms. Our software partners include BEA Systems, Cascadeworks (from whom we license the core technology for our Ariba Workforce product), TIBCO, Altavista and Dash. These software partners offer technology that is integral to our products and services. Our network service providers, such as American Express and Verisign, enrich services offered by the Ariba Supplier Network.

   We have reselling and hosting relationships with IBM, J.D. Edwards, Unisys, EDS, Core Harbor, Genuity, Surebridge, US Internetworking, and Integris. We also have strategic relationships with Softbank in Japan and Korea, and Telefonica to resell our products in Europe and Latin America

   We have systems integrator relationships with IBM, Accenture, Arthur Andersen, Cap Gemini Ernst & Young, Deloitte Consulting, KPMG Consulting and PricewaterhouseCoopers, as well as with over 100 regional consulting firms. These partners implement our products and assist us with sales lead generation. We have certified and trained consultants in these organizations for the implementation and operation of our products.

   We rely, and expect to increasingly rely, on a number of third parties to implement, support and recommend our products and services during the evaluation stage of a customer's purchase process. If we are unable to maintain or increase the number and quality of our relationships with providers that recommend, implement or support goods and services management systems, our business will be seriously harmed. A number of our competitors, including Oracle, SAP and PeopleSoft, have significantly more established relationships with such providers and, as a result, these firms may be more likely to recommend competitors' products and services rather than our products and services. Furthermore, it is possible that our current implementation partners, many of which have significantly greater financial, technical, marketing and other resources than we have, could begin to market software products and services that compete with our products and services.

Sales and Implementation

   We sell our software primarily through our worldwide direct sales organization. As of September 30, 2001, our direct sales force consisted of 289 sales professionals and supporting personnel located in several domestic locations and offices in North America, Europe, Asia, Australia and Latin America. Application specialists that provide pre-sales support to potential customers on product information and deployment capabilities complement our direct sales force.

   During our sales process, we typically engage senior executive management teams including the chief financial officer, chief procurement officer, chief information officer and chief executive officer of our potential customers. We utilize sales teams consisting of both sales and technical professionals who work with our strategic partners to create organization-specific proposals, presentations and demonstrations that address the specific needs of each potential customer.

   Ariba provides professional services to augment the implementation efforts of customers and systems integrators. This organization provides professional services on the strategy, methodology and technical implementation of the Ariba products.

   Our strategic partners often work with us and participate in joint sales calls to several of our large accounts. See "Strategic Relationships."

Marketing

   We focus our marketing efforts toward educating our target market, generating new sales opportunities, and creating awareness for our spend management solutions. We conduct a variety of marketing programs worldwide to educate our target market. We have engaged in marketing activities such as business seminars, trade shows, press relations and industry analyst programs and advisory councils.

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

Customer Service, Training and Support

   We believe that customer satisfaction is essential for our long-term success and offer comprehensive customer assistance programs. Our technical support provides response to and resolution of customer technical inquiries and is available to clients by telephone, over the web or by electronic mail. We use a customer service automation system to track each customer inquiry until it is resolved. Our education services group delivers education and training to our clients and partners. We offer a comprehensive series of classes to provide the knowledge and skills to successfully deploy, use and maintain our products and solutions. These courses focus on the technical aspects of our products as well as real-world business issues and processes. All of our classes include lecture, demonstration, discussion and hands-on use of our solutions. Classes are held regularly in our training facilities at our headquarters in Sunnyvale, California and in London, United Kingdom.

Research and Development

   We introduced our initial product, Ariba Buyer, in May 1997 and have released a number of product enhancements in six subsequent major releases. We introduced Ariba Sourcing in August 2000, following our acquisition of SupplierMarket. We began to operate the Ariba Supplier Network in April 1999 and continue to provide enhancements to this Internet platform on an ongoing basis. Research and development expenses were $90.9 million, $39.0 million and $11.6 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. In addition, for fiscal year 2000, we recorded charges of $27.4 million for acquired in-process research and development costs in connection with our acquisitions of TradingDynamics, Tradex and SupplierMarket. In addition, for the years ended September 30, 2001 and 2000, we recorded amortization of acquired core technology of $2.8 million and $2.9 million, respectively in connection with these acquisitions.

   Our research and development operations focus on Ariba Analysis, Ariba Enterprise Sourcing, Ariba Procurement and the Ariba Supplier Network. We currently anticipate introducing Ariba Analysis, Ariba Invoice and Ariba Contracts in the first half of calendar 2002. Our research and development organization has several teams that include server and infrastructure development, user interface and Internet application design, tools development, enterprise integration, operations, quality assurance, documentation, release management and advanced development. The Ariba Analysis, Ariba Enterprise Sourcing, Ariba Procurement and Ariba Supplier Network teams regularly share resources and collaborate on code development, quality assurance and documentation.

   We cannot be sure that existing and future development efforts will be completed within our anticipated schedules or that, if completed, they will have the features or quality necessary to make them successful in the marketplace. Further, despite testing by us and by current and potential customers, errors could be found in our products. We may not be able to successfully correct these errors in a timely and cost-effective manner. If we are unable to develop new products or enhancements to existing products or corrections on a timely and cost-effective basis, or if these new products or enhancements do not have the features or quality necessary to make them successful in the marketplace, our business will be seriously harmed.

   We expect that most of our enhancements to existing and future products will be developed internally or perhaps through acquisitions. However, we currently license certain externally-developed technologies and will continue to evaluate externally-developed technologies to integrate with our solutions. These externally-developed technologies, if suffering from defects, quality issues or the lack of product functionality required to make our solutions successful in the marketplace, may seriously impact and harm our business.

International Operations

   The Company has established twenty subsidiaries, namely Ariba Holdings, Inc. in Cayman Islands, Ariba Technologies Ireland Limited in Ireland, Ariba Canada, Inc. in Canada, Ariba U.K. Limited in the United Kingdom, Ariba Sweden AB in Sweden, Ariba Italia S.r.l. in Italy, Ariba Technologies Netherlands B.V. in the Netherlands, Ariba Technologies India Private Limited in India, Ariba Iberia, S.L. in Spain, Ariba Latin America, Inc. in Latin America, Ariba Argentina in Argentina, Ariba Brazil Limitada in Brazil, Ariba Deutschland GmbH in Germany, Ariba Korea, Ltd. in Korea, Ariba France Sarl in France, Ariba (China) Limited in Hong Kong, Ariba Australia Pty Ltd in Australia, Ariba New Zealand in New Zealand, Ariba Switzerland GmbH/Sarl/Ltd liab Co. in Switzerland, Ariba Singapore Ltd. in Singapore and Nihon Ariba K.K. in Japan. All of the subsidiaries are wholly-owned except our Japanese subsidiary, Nihon Ariba K.K., and our Korean subsidiary, Ariba Korea, Ltd., in which Softbank and other strategic partners have purchased minority equity interests. Revenue from our international customers was $106.8 million, $61.5 million and $6.7 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

Competition

   The market for our solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition has resulted in price reductions and reduced gross margins and could result in loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We compete with several major client server enterprise software manufacturers including SAP, Oracle, and PeopleSoft. We have also encountered competition with respect to different aspects of our solution from a variety of vendors including Commerce One, Peregrine and i2 Technologies. In the area of sourcing software specifically, we compete with services companies such as FreeMarkets, as well as other relatively small software companies. In addition, because spend management is a relatively new software category, we expect additional competition from other established and emerging companies, as this market continues to develop and expand.

   We believe that the principal competitive factors affecting our market include a significant base of reference customers, breadth and depth of solution, product quality and performance, customer service, core technology, product features, ability to implement solutions and value of solutions, and size of vendor. Although we believe that our solutions currently compete favorably with respect to these factors, our market is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

   Many of our competitors have longer operating histories, significantly greater current and potential financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than us. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations.

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

   We license rather than sell our software products and require our customers to enter into license agreements, which impose restrictions on their ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot assure you that any of our proprietary rights with respect to the Ariba Supplier Network will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

   We presently have one U.S patent issued and six U.S. patent applications pending. We also have filed patent applications in other countries. It is possible that the patents that we have applied for, if issued, or our potential future patents may be successfully challenged or that no patents will be issued from our pending patent applications. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will seriously harm our ability to do business.

   We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our software products to perform key functions. For example, we license reporting software from Actuate and integration software from TIBCO for Ariba Buyer. In addition, our Ariba Workforce product consists of core technology we license from our partner, Cascadeworks. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our current product. These delays, if they occur, could seriously harm our business.

   Ariba and the Ariba logo are registered as trademarks in the United States. In addition, we have the following trademarks registered in one or more foreign countries: Ariba, the Ariba logo and the Ariba "boomerang" design. We also have filed applications to register these trademarks in several additional countries. The above mentioned trademark applications are subject to review by the applicable governmental authority, may be opposed by private parties, and may not issue.

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

Acquisitions

   In January 20, 2000, we acquired TradingDynamics, Inc. ("TradingDynamics"), a provider of Internet-based trading applications. On March 8, 2000, we acquired Tradex Technologies, Inc. ("Tradex"), a provider of solutions for enabling online marketplaces and exchanges. On August 20, 2000, we acquired SupplierMarket.com, Inc. ("SupplierMarket"), a provider of online collaborative sourcing technologies. See Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview and Note 5 of Notes to Consolidated Financial Statements for more detailed information.

Employees

   As of September 30, 2001, we had a total of 1,124 employees, including 327 in research and development, 339 in sales and marketing, 317 in customer support, professional services and training, and 141 in administration and finance. Of these employees, 838 were located in the United States and 286 were located outside the United States. During fiscal 2001, we significantly reduced our workforce by approximately 1,100 employees to better align expenses and revenue levels. In addition, we have implemented a further reduction of our worldwide workforce during the quarter ending December 31, 2001. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

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

   We were founded in September 1996 and have a relatively limited operating history. Our limited operating history makes an evaluation of our future prospects very difficult. We began shipping our first product, Ariba Buyer, in June 1997 and began to operate the predecessor to the Ariba Supplier Network in April 1999. We began shipping Ariba Dynamic Trade in February 2000, following our acquisition of Trading Dynamics, Ariba Marketplace in March 2000, following our acquisition of Tradex, and Ariba Sourcing in August 2000, following our acquisition of SupplierMarket. Ariba Dynamic Trade and Ariba Sourcing were subsequently incorporated into Ariba Enterprise Sourcing. We will encounter risks and difficulties frequently encountered by companies in new and rapidly evolving markets, including risks associated with our recent acquisitions. Many of these risks are described in more detail in this "Risk Factors" section. We may not successfully address any of these risks. If we do not successfully address these risks, our business will be seriously harmed.

  The Market for Our Products and Services is at an Early Stage. They May Not Achieve Widespread Market Acceptance.

   The market for spend management software applications and services is at an early stage of development. Our success depends on a significant number of large buying organizations implementing our products and services. If our products and services do not achieve widespread market acceptance, our business will be seriously harmed.

  We Have a History of Losses and Expect to Incur Significant Additional Losses in the Future.

   We had an accumulated deficit of approximately $3.5 billion as of September 30, 2001. We expect to incur significant losses for the foreseeable future for a number of reasons, including the following:

   . Revenues from products and services have declined in each of the last three quarters ended September 30, 2001 and are expected to decline further in the quarter ending December 31, 2001;

   . Although we have implemented a program to further reduce expense levels, we may not reduce expenses to sufficient levels;

   . We have significant cash commitments under noncancelable leases for excess office space. Net cash commitments, related expense accruals and possible future restructuring charges will depend on the level of sublease income we receive for this office space; and

   . We will continue to incur substantial non-cash expenses resulting from amortization of goodwill and other intangibles relating to acquisitions, deferred compensation and potentially the issuance of warrants.

   As of September 30, 2001, we had unamortized goodwill and other intangible assets of approximately $877.8 million and anticipate amortization of these costs on a straight-line basis over their expected useful lives ranging from two years to three years, subject to the effects of the new accounting pronouncement SFAS No. 142, Goodwill and Other Intangible Assets. As of September 30, 2001, we had deferred compensation of approximately $33.0 million which is being amortized to expense over periods ranging from two to five years. As a result of these intangible assets and deferred charges, we expect to incur significant losses at least through fiscal 2006 and perhaps beyond, even if our results of operations excluding amortization of intangibles, deferred charges and other special charges would otherwise be profitable.

  Our Quarterly Operating Results Are Volatile and Difficult to Predict.

   Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. For example, our quarterly operating results for each of the three quarters ended September 30, 2001 declined significantly from our operating results for the prior quarter. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance.

   Our quarterly operating results have varied or may vary depending on a number of factors, including the following:

   Risks Related to Revenues

   . fluctuations in demand for our products and services;

   . declines in the average selling price of our products;

   . changes in the timing of sales of our products and services;

   . changes in the mix of our products and services and related margins;

   . changes in the mix of our licensing arrangements and related timing of revenue recognition;

   . actions taken by our competitors, including new product introductions and enhancements; and

   . the current economic slowdown and recession affecting the economy generally or our industry in particular.

   Risks Related to Expenses

   . payment of compensation to sales personnel based on achieving sales quotas and co-sale payments, referral fees and other commissions to our strategic partners based on our sales;

   . royalties paid to third parties for technology incorporated into our products and services;

   . our ability to control costs, including managing planned reductions in expense levels;

   . costs resulting from the write off of intangible assets relating to recent and any future acquisitions;

   . fluctuations in non-cash charges related to the issuance of warrants to purchase common stock due to fluctuations in our stock price.

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

  The Continuing Economic Slowdown, Particularly in Information Technology Spending, Will Adversely Impact Our Business.

   Our business has been adversely impacted by the economic slowdown, particularly the decline in information technology spending. We expect the economic slowdown to continue to adversely impact our business for at least the next quarter and perhaps longer and, as a result of the economic slowdown and other factors, we anticipate that total license revenues in fiscal 2002 will decline compared to fiscal 2001. The adverse impacts from the slowdown include longer sales cycles, lower average selling prices and reduced bookings and revenues.

  Our Success Depends on Retaining Our Current Key Personnel and Attracting Additional Key Personnel.

   Our future performance depends on the continued service of our senior management, product development and sales personnel, in particular Robert Calderoni, who was elected President and Chief Executive Officer in October 2001. We do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. In addition, our success depends on our continuing ability to attract, hire, train and retain a selected number of highly skilled managerial, technical, sales, marketing and customer support personnel. Our ability to retain key employees may be harder, given recent adverse changes in our business. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

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

  Revenues in Any Future Quarter May Be Adversely Affected to the Extent We Defer Recognizing Revenue from Contracts Signed That Quarter.

   We frequently enter into contracts where we recognize only a portion of the total revenue under the contract in the quarter in which we enter into the contract. For example, we may recognize revenue on a ratable basis over the life of the contract or enter into contracts where the recognition of revenue is conditioned upon delivery of future product or service elements. As a result, revenues in any given quarter may vary to the extent we enter into contracts where revenue under those contracts is recognized in future periods.

  Our Acquisitions Will, and Any Future Acquisitions May, Require Us to Incur Significant Charges for Intangible Assets.

   Our recent acquisitions will, and any future acquisitions may, require us to incur significant charges for goodwill and other intangible assets, which will negatively affect our operating income. As of September 30, 2001, we had an aggregate of $877.8 million of unamortized goodwill and other intangible assets, after giving effect to the write off of $1.4 billion of goodwill and other intangible assets relating to our acquisition of Tradex Technologies in the quarter ended March 31, 2001. The amortization of our remaining goodwill and other intangible assets will result in significant additional charges to operations at least through the quarter ending December 31, 2004.

  A Decline in Revenues May Have a Disproportionate Impact on Operating Results And Require Further Reductions in Our Operating Expense Levels.

   Because our expense levels are relatively fixed in the near term for a given quarter and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results for that quarter. We incurred restructuring and lease abandonment charges of $70.0 million and $63.5 million in the third and fourth quarters of fiscal 2001, respectively, as a result of our workforce reductions and other actions in response to declines in revenue. We may incur additional restructuring charges if we experience additional revenue declines.

  In the Future, We May Need to Raise Additional Capital in Order to Remain Competitive in the Electronic Commerce Industry. This Capital May Not Be Available on Acceptable Terms, If at All.

   Although our existing cash, cash equivalent and investment balances are expected to decline further during fiscal 2002, we believe that our existing balances together with our anticipated cash flow from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months. Given the significant changes in our business and results of operations in fiscal 2001, the decline in cash, cash equivalents and investments balances may be greater than presently anticipated. After fiscal 2002, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

  Implementation of Our Products by Large Customers Is Complex, Time Consuming and Expensive. We Frequently Experience Long Sales and Implementation Cycles.

   Ariba Buyer, Ariba Enterprise Sourcing and our other products are enterprise-wide solutions that must be deployed with many users within a buying organization. Implementation of these solutions by buying organizations is complex, time consuming and expensive. In many cases, our customers must change established business practices. In addition, they must generally consider a wide range of other issues before committing to purchase our products and services, including product benefits, ease of installation, ability to work with existing computer systems, ability to support a larger user base, reliability and return on investment. Furthermore, the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer organization. The implementation and deployment of our products requires a significant commitment of resources by our customers and third-party and/or professional services organizations.

  We Expect to Depend on Ariba Buyer for a Substantial Portion of Our Business for the Foreseeable Future. This Business Could Be Concentrated in a Relatively Small Number of Customers.

   We anticipate that revenues from Ariba Buyer and related products and services will continue to constitute a substantial portion of our revenues for the foreseeable future. For the year ended September 30, 2001, revenues from Ariba Buyer and related products were more than a majority of our total revenues, even though we experienced a decline in the average selling price of these products. Consequently, if we continue to experience price declines or fail to achieve broad market acceptance of Ariba Buyer, our business would be seriously harmed. In addition, for the year ended September 30, 2001, a relatively small number of customers accounted for a substantial portion of revenues from sales of Ariba Buyer and related products. We may continue to derive a significant portion of our revenues attributable to Ariba Buyer from a relatively small number of customers.

  Electronic Commerce Networks, Including the Ariba Supplier Network, Are at an Early Stage of Development and Market Acceptance.

   We began operating the Ariba Supplier Network, formerly known as the Ariba Commerce Services Network, in April 1999. Our business would be seriously harmed if the Ariba Supplier Network and other electronic commerce purchasing networks do not achieve broad and timely market acceptance. Market acceptance of these networks is subject to a number of significant risks. These risks include:

   . resource management and procurement on the Internet is a new market;

   . our network may not be able to support large numbers of buyers and suppliers, and increases in the number of buyers and suppliers may cause slower response times and other problems;

   . our need to enhance the interface between Ariba Buyer, Ariba Enterprise
     Sourcing, our other Ariba products and the Ariba Supplier Network;

   . our need to significantly enhance the features and services of the Ariba
     Supplier Network to achieve widespread commercial acceptance of our network; and

   . our need to significantly expand our internal resources to support planned growth of the Ariba Supplier Network.

  If a Sufficient Number of Suppliers Do Not Join and Maintain Their Participation In the Ariba Supplier Network, the Network Will Not Attract a Sufficient Number of Buyers and Other Sellers Required to Make the Network Successful.

   We depend on suppliers joining the Ariba Supplier Network. Any failure of suppliers to join the Ariba Supplier Network in sufficient and increasing numbers, or of existing suppliers to maintain their participation in the Ariba Supplier Network, would make the network less attractive to buyers and consequently other suppliers. In order to provide buyers on the Ariba Supplier Network an organized method for accessing goods and services, we rely on suppliers to maintain web-based product catalogs, indexing services (services that provide electronic product indices) and other content aggregation tools (software tools that allow users to aggregate information maintained in electronic format). Our inability to access and index these catalogs and services would result in our customers having fewer products and services available to them through our solution, which would adversely affect the perceived usefulness of the Ariba Supplier Network.

  We Rely on Third Parties to Expand, Manage and Maintain the Computer and Communications Equipment and Software Needed for the Day-to-Day Operations of the Ariba Supplier Network.

   We rely on several third parties to provide hardware, software and services required to expand, manage and maintain the computer and communications equipment and software needed for the day-to-day operations of the Ariba Supplier Network. Services provided by these parties include managing the Ariba Supplier Network web server, maintaining communications lines and managing network data centers. We may not successfully obtain these services on a timely and cost effective basis. For example, many of these third parties have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any problems caused by these third parties could cause users of the Ariba Supplier Network to perceive our network as functioning improperly and to use other methods to buy goods and services.

  We Depend on Strategic Relationships with Our Partners.

   We have established strategic reselling, ASP and hosting relationships with certain outside companies. These companies are entitled to resell to, and/or host our products for, their customers. These relationships are new and this strategy is unproven. We cannot be assured that any of these resellers, ASP partners or hosting partners, or those we may contract with in the future, will be able to resell our products to an adequate number of customers. If our current or future strategic partners are not able to successfully resell our products, our business could be seriously harmed. For example, we have formed a strategic alliance with IBM to market and sell targeted solutions. We also have strategic relationships with Softbank, as a minority shareholder of our Japanese and Korean subsidiaries, Nihon Ariba K.K. and Ariba Korea, Ltd. There is no guarantee that these alliances will be successful in creating a larger market for our product offerings. If these alliances are not successful, our business, operating results and financial position could be seriously harmed.

  We Face Intense Competition From Many Participants in the Electronic Commerce Industry. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

   The market for our solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition has resulted in price reductions and reduced gross margins, and could result in loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. In addition, because spend management is a relatively new software category, we expect additional competition from other established and emerging companies as this market continues to expand. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. We could also face competition from other companies who introduce Internet-based spend management solutions.

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

  If We Fail to Develop Our Products and Services in a Timely and
  Cost-Effective Basis, Our Business Will Be Seriously Harmed.

   We may fail to introduce or deliver new releases of our products or new potential offerings on a timely and cost-effective basis, or at all, particularly given the expansion of our product offering as a result of our recent acquisitions. The life cycles of our products are difficult to predict, because the market for our products is new and characterized by rapid technological change, changing customer needs and evolving industry standards. In developing new products and services, we may:

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

   . experience deferrals in orders in anticipation of new products or releases; or

   . fail to develop new products and services that adequately meet market requirements or achieve market acceptance.

   The introduction of Version 7.0 of Ariba Buyer was delayed significantly, and we have experienced delays in the introduction of other products and releases in the past. If new releases of our products or potential new products are delayed, we could experience a delay or loss of revenues and customer dissatisfaction.

  Our Business Will Be Seriously Harmed If We Fail to Establish and Maintain Relationships With Third Parties That Will Effectively Implement Ariba Buyer, Ariba Enterprise Sourcing and Our Other Products.

   We rely on a number of third parties to implement Ariba Buyer, Ariba Enterprise Sourcing and our other products at customer sites. These products are enterprise-wide solutions that must be deployed within the customer's organization. The implementation process is complex, time-consuming and expensive. We rely on third parties such as IBM, Accenture, Arthur Andersen, Cap Gemini Ernst & Young, Deloitte Consulting, KPMG Consulting and PricewaterhouseCoopers to implement our products, because we lack the internal resources to implement our products at current and potential customer sites. If we are unable to establish effective, long-term relationships with our implementation providers, or if they do not meet the needs or expectations of their customers, our business would be seriously harmed. Our current implementation partners are not contractually required to continue to help implement our products. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support our needs. If these resources are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet our customers' implementation needs. A number of our competitors, including Oracle, SAP and PeopleSoft, have significantly more well-established relationships with these third party systems integrators, and these systems integrators may be more likely to recommend competitors' products and services than our own. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

  Some of Our Customers are Small Emerging Growth Companies that May Represent Credit Risks.

   Some of our customers include small emerging growth companies. Many of these companies have limited operating histories, are operating at a loss and have limited access to capital. With the significant slowdown in U.S. economic growth in the past year and uncertainty relating to the prospects for near-term U.S. economic growth, some of these customers may represent a credit risk. If our customers experience financial difficulties or fail to experience commercial success, we may have difficulty collecting on our accounts receivable.

  New Versions and Releases of Our Products May Contain Errors or Defects.

   Ariba Buyer, Ariba Enterprise Sourcing and our other products are complex. They may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of our products. We have in the past discovered software errors in our new releases and new products after their introduction. For example, in the past we discovered problems with respect to the ability of software written in Java to scale to allow for large numbers of concurrent users of Ariba Buyer. We have experienced delays in release, lost revenues and customer frustration during the periods required to correct these errors. We may in the future discover errors and additional scalability limitations in new releases or new products after the commencement of commercial shipments.

  We Are the Target of Several Securities Class Action Complaints and are at Risk of Securities Class Action Litigation, Which Could Result in Substantial Costs and Divert Management Attention and Resources.

   Between March 20, 2001 and June 5, 2001, several purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against us, certain of our officers or former officers and directors and two of the underwriters of our initial public offering. These actions purport to be brought on behalf of purchasers of our common stock in the period from June 23, 1999, the date of our initial public offering, to December 23, 1999 (in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, relating to our initial public offering. Specifically, among other things, these actions allege the prospectus pursuant to which shares of common stock were sold in our initial public offering, which was incorporated in a registration statement filed with the SEC, contained certain false and misleading statements or omissions regarding the practices of our underwriters with respect to their allocation of shares of common stock in our initial public offering to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused our post-initial public offering stock price to be artificially inflated. The actions seek compensatory damages in unspecified amounts as well as other relief.

   On June 26, 2001, these actions were consolidated into a single action bearing the title In re Ariba, Inc. Securities Litigation, 01 CIV 2359. On August 9, 2001, that consolidated action was further consolidated before a single judge with cases brought against over a hundred additional issuers and their underwriters that make similar allegations regarding the initial public offerings of those issuers. The latter consolidation was for purposes of pretrial motions and discovery only. We intend to defend against the complaints vigorously. Securities class action litigation could result in substantial costs and divert our management's attention and resources, which could seriously harm our business.

  We Could Be Subject to Potential Product Liability Claims and Third Party Liability Claims Related to Our Products and Services or Products and Services Purchased Through the Ariba Supplier Network.

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

   The Ariba Supplier Network provides our customers with indices of products that can be purchased from suppliers participating in the Ariba Supplier Network. The law relating to the liability of providers of listings of products and services sold over the Internet for errors, defects or other performance problems with respect to those products and services is currently unsettled. We do not pre-screen the types of products and services that may be purchased through the Ariba Supplier Network. Some of these products and services could contain performance or other problems. We may not successfully avoid civil or criminal liability for problems related to the products and services sold through the Ariba Supplier Network or other electronic networks using our market maker applications. Any claims or litigation could still require expenditures in terms of management time and other resources to defend ourselves. Liability of this sort could require us to implement measures to reduce our exposure to this liability, which may require us, among other things, to expend substantial resources or to discontinue certain product or service offerings or to take precautions to ensure that certain products and services are not available through the Ariba Supplier Network or other electronic networks using our market maker applications.

  If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

   We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. We have only one issued patent and may not develop proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us or our other intellectual property. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as do United States laws and, in the case of the Ariba Supplier Network, because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and evolving.

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

  If We Do Not Effectively Manage Our Growth, Our Business Will be Harmed.

   Even after giving effect to our recent workforce reductions, the scope of our operations and our workforce has expanded significantly over a relatively short period. This expansion has placed a significant strain upon our management systems and resources. If we are unable to manage our expanded operations, our business will be seriously harmed. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee workforce. We have implemented new systems to manage our financial and human resources infrastructure. We may find that these systems and our personnel, procedures and controls are inadequate to support our future operations.

  Our Business Is Susceptible to Numerous Risks Associated with International Operations.

   We have committed and expect to continue to commit significant resources to our international sales and marketing activities. We are subject to a number of risks associated with these activities. These risks generally include:

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

   . the risks related to the recent global economic turbulence and adverse economic circumstances in Asia; and

   . political instability.

   Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in foreign markets. For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge trade and intercompany receivables and payables. All hedge contracts are marked to market through earnings every period. There can be no assurance that such hedging strategy will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

  We May Be Unable to Complete Any Future Acquisitions. Our Business Could Be Adversely Affected as a Result.

   In the quarter ended March 31, 2000, we acquired TradingDynamics, a provider of Internet-based trading applications, and Tradex Technologies, a provider of solutions for electronic marketplaces. In the quarter ended September 30, 2000, we acquired SupplierMarket.com, a provider of online collaborative sourcing technologies. We anticipate that it may be necessary or desirable to acquire additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products or technologies into our existing business and operations. For example, in the second quarter of fiscal 2001, we entered into, but subsequently terminated, an agreement to acquire Agile Software Corporation. If our acquisition efforts are not successful, our business could seriously be harmed.

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

  Our Acquisitions Are, and Any Future Acquisitions Will Be, Subject to a Number of Risks.

   Our acquisitions are, and any future acquisitions will be, subject to a number of risks, including:

   . the diversion of management time and resources;

   . the difficulty of assimilating the operations and personnel of the acquired companies;

   . the potential disruption of our ongoing businesses;

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

   . additions or departures of key personnel; and

   . fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of software and Internet-based companies.

  We Disclose Pro Forma Financial Information.

   We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of the amortization of goodwill and other intangible assets, impairment of goodwill, other intangible assets and equity investments, business partner warrants, stock-based compensation and restructuring and lease abandonment costs. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, or Annual Reports on Form 10-K, and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

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

  We Have Implemented Certain Anti-Takeover Provisions That Could Make it More Difficult for a Third Party to Acquire Us.

   Provisions of our amended and restated certificate of incorporation and bylaws, including certain anti-takeover provisions, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

  We Depend on Increasing Use of the Internet and on the Growth of Electronic Commerce. If the Use of the Internet and Electronic Commerce Do Not Grow as Anticipated, Our Business Will Be Seriously Harmed.

   Our business depends on the increased acceptance and use of the Internet as a medium of commerce. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist a limited number of proven services and products.

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

  Security Risks and Concerns May Deter the Use of the Internet for Conducting Electronic Commerce.

   A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new innovations in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other Web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Web for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt the Ariba Supplier Network or make it inaccessible to customers or suppliers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if it does not prevent them.

  Increasing Government Regulation Could Limit the Market for, or Impose Sales and Other Taxes on the Sale of, Our Products and Services or on Products and Services Purchased Through the Ariba Supplier Network.

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

   We do not collect sales or other similar taxes in respect of goods and services purchased through the Ariba Supplier Network. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies like us that engage in or facilitate electronic commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services over the Internet. These proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from such activities. Moreover, a successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of goods and services through the Ariba Supplier Network could seriously harm our business.

   Legislation limiting the ability of the states to impose taxes on Internet-based transactions has been enacted by the U.S. Congress. This legislation is presently set to expire on November 1, 2003. Failure to enact or renew this legislation could allow various states to impose taxes on electronic commerce, and the imposition of these taxes could seriously harm our business.

ITEM 2. PROPERTIES

   Our principal sales, marketing, research, development, and administrative offices occupy approximately 278,000 square feet in a newly constructed 716,000 square foot, five building office park in Sunnyvale, California which is our corporate headquarters. Our lease for the entire office park commenced January 25, 2001 and expires on January 24, 2013. We currently sublease one building of 175,100 square feet to a third party. This sublease expires on July 31, 2007. Our regional offices are located in Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Burlington, Massachusetts, Bridgewater, New Jersey and Dallas, Texas. These leases total approximately 168,700 square feet and expire at various dates between 2004 and 2007. We are in the process of subleasing some of our surplus properties located in Sunnyvale and Mountain View, California, Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Burlington, Massachusetts, Florham Park, New Jersey, and Dallas, Texas and Singapore for the remaining lease terms.

   Prior to moving to our new corporate headquarters, we leased 131,560 square feet in Mountain View, California under a lease that expires October 31, 2006. We are currently subleasing 75,800 square feet of this facility to a third party under a sublease that expires May 31, 2003. We also leased 45,800 square feet in Mountain View, California under a lease that expires April 30, 2005, and we are subleasing this entire facility to a third party for the remaining lease term. We leased an additional 33,000 square feet in Sunnyvale, California under a lease that expires on August 31, 2004. We are currently subleasing this facility to a third party for the remaining lease term. Our North American sales and support offices leases are in the metropolitan areas of Cleveland, Ohio, Dallas and Houston, Texas, Detroit, Michigan, Los Angeles, California, Minneapolis, Minnesota, New York, New York, Philadelphia, Pennsylvania, Seattle, Washington, St. Louis, Missouri, Washington D.C., and Montreal and Toronto, Canada. We also lease sales and support offices outside of North America including locations in Australia, France, Germany, Hong Kong, Ireland, Italy, Japan, Mexico, The Netherlands, Singapore, Spain, Switzerland, Taiwan and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

   Between March 20, 2001 and June 5, 2001, several purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against us, certain of our officers or former officers and directors and two of the underwriters of our initial public offering. These actions purport to be brought on behalf of purchasers of our common stock in the period from June 23, 1999, the date of our initial public offering, to December 23, 1999 (in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, relating to our initial public offering. Specifically, among other things, these actions allege the prospectus pursuant to which shares of common stock were sold in our initial public offering, which was incorporated in a registration statement filed with the SEC, contained certain false and misleading statements or omissions regarding the practices of our underwriters with respect to their allocation of shares of common stock in our initial public offering to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused our post-initial public offering stock price to be artificially inflated. The actions seek compensatory damages in unspecified amounts as well as other relief.

   On June 26, 2001, these actions were consolidated into a single action bearing the title In re Ariba, Inc. Securities Litigation, 01 CIV 2359. On August 9, 2001, that consolidated action was further consolidated before a single judge with cases brought against over a hundred additional issuers and their underwriters that make similar allegations regarding the initial public offerings of those issuers. The latter consolidation was for purposes of pretrial motions and discovery only. We intend to defend against the complaints vigorously.

   We are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations. We have accrued for estimated losses in the accompanying financial statements for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving us will not have a material adverse effect on our business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on our business, results of operations of financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of Ariba and their ages as of November 30, 2001 are as follows:

            Name             Age                      Position(s)
            ----             ---                      -----------
Robert M. Calderoni......... 42  President and Chief Executive Officer and a Director
James W. Frankola........... 37  Executive Vice President and Chief Financial Officer
James W. Steele............. 46  Executive Vice President of Worldwide Sales
Eileen McPartland (Basho)... 47  Executive Vice President of Solutions Development and
                                 Delivery
Michael Schmitt............. 44  Executive Vice President and Chief Marketing Officer

   Robert M. Calderoni has served as Ariba's President and Chief Executive Officer and a Director since October 2001. From October 2001 to November 2001, Mr. Calderoni also served as Ariba's Interim Chief Financial Officer. From November 2000 to October 2001, Mr. Calderoni served as Ariba's Executive Vice President and Chief Financial Officer. From November 1997 to November 2000, he was Chief Financial Officer at Avery Dennison Corporation, a manufacturer of pressure-sensitive materials and office products. From June 1996 to November 1997, Mr. Calderoni was Senior Vice President of Finance at Apple Computer, Inc. Prior to that time, Mr. Calderoni held various positions with IBM Storage Systems Division, most recently as Vice President of Finance. Mr. Calderoni holds a Bachelor of Science degree in Accounting and Finance from Fordham University.

   James W. Frankola has served as Ariba's Executive Vice President and Chief Financial Officer since November 2001. From December 1997 to November 2001, Mr. Frankola held various positions with Avery Dennison Corporation, a manufacturer of pressure-sensitive materials and office products, most recently as Vice President of Finance and IS, Fasson Roll Worldwide. From May 1995 to December 1997, Mr. Frankola held various positions with IBM Storage Systems Division, most recently as Director of Financial Analysis. Mr. Frankola holds a Bachelor of Science degree in accounting from Pennsylvania State University and a Master of Business Administration from New York University.

   Eileen McPartland (Basho) has served as Ariba's Executive Vice President of Solutions Development and Delivery since February 2000. From September 1998 to September 1999, Ms. McPartland was a partner at Andersen Consulting, responsible for developing the strategic offerings and market direction for Enterprise Business Solutions, a line of business comprised of more than 6,000 consultants. From July 1994 to August 1998, Ms. Basho worked at SAP America, Inc., serving as Executive Vice President from January 1996 to August 1998 and responsible for SAP's consulting business, worldwide partnering program and global accounts. Ms. McPartland holds a Bachelor of Science degree from the Philadelphia College of Textiles and Sciences.

   James W. Steele has served as Ariba's Executive Vice President of Worldwide Sales since February 2001. From February 1996 to January 2001, Mr. Steele held various positions with IBM Corporation, most recently as Vice President and General Manager, Western Area. Mr. Steele holds a Bachelor of Science degree in Civil Engineering from Bucknell University.

   Michael Schmitt has served as Ariba's Executive Vice President and Chief Marketing Officer since February 2001. From June 1992 to July 2000, Mr. Schmitt held various positions with J. D. Edwards, a business software company, most recently as Senior Vice President, Sales and Marketing. Mr. Schmitt holds a Bachelor of Science degree in Business Administration and Marketing from California Polytechnic State University, San Luis Obispo.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq Stock Market under the symbol "ARBA." Our initial public offering of stock was June 23, 1999 at $5.75 per share. The price range per share in the table below reflects the highest and lowest sale prices for our stock as reported by the Nasdaq Stock Market during the last two fiscal years. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. At November 30, 2001, there were approximately 1,861 stockholders of record and the closing price per share of our common stock was $4.28.

                                                             Price Range
                                                              Per Share
                                                            --------------
     Three Months Ended:                                     High    Low
     -------------------                                    ------- ------
       September 30, 2001.................................. $  6.89 $ 1.42
       June 30, 2001....................................... $  9.69 $ 3.64
       March 31, 2001...................................... $ 54.50 $ 7.13
       December 31, 2000................................... $141.50 $43.56
       September 30, 2000.................................. $168.75 $91.13
       June 30, 2000....................................... $105.38 $50.00
       March 31, 2000...................................... $165.50 $75.06
       December 31, 1999................................... $ 91.50 $36.87

   The above information has been adjusted to reflect the two-for-one stock splits, each effected in the form of a stock dividend to each stockholder, on November 16, 1999 and March 2, 2000.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated statements of operations data for each of the five years in the period ended September 30, 2001, and the consolidated balance sheet data as of the years then ended, are derived from our audited consolidated financial statements (in thousands, expect per share data).

                                                      Year Ended September 30,
                                        ---------------------------------------------------
                                           2001        2000       1999      1998     1997
                                        -----------  ---------  --------  --------  -------
Consolidated Statements of Operations
  Data:
Total revenues......................... $   408,848  $ 279,039  $ 45,372  $  8,363  $   760
Gross profit (loss).................... $   322,839  $ 231,520  $ 36,559  $  6,825  $  (180)
In-process research and development.... $        --  $  27,350  $     --  $     --  $    --
Restructuring and lease abandonment
  costs................................ $   133,582  $      --  $     --  $     --  $    --
Impairment of goodwill, other
  intangible assets and equity
  investments.......................... $ 1,437,572  $      --  $     --  $     --  $    --
Net loss............................... $(2,680,671) $(792,775) $(29,300) $(10,953) $(4,679)
Net loss per share--basic and diluted.. $    (10.96) $   (4.10) $  (0.42) $  (0.48) $ (1.83)
Weighted average shares used in
  computing basic and diluted net loss
  per share............................     244,614    193,417    70,064    23,048    2,558

                                                              September 30,
                                          ----------------------------------------------------
                                             2001         2000       1999      1998     1997
                                          -----------  ----------  --------  --------  -------
                                                             (in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and investments... $   261,011  $  334,191  $152,440  $ 13,932  $15,471
Working capital.......................... $    57,608  $  153,597  $ 58,988  $  6,127  $13,685
Total assets............................. $ 1,288,047  $3,815,878  $170,021  $ 18,771  $16,800
Restructuring and lease abandonment costs $    12,855  $       --  $     --  $  --  -  $    --
Long-term obligations.................... $       106  $      402  $    781  $    647  $   140
Minority interest........................ $    15,720  $       --  $     --  $  --  -  $    --
Accumulated deficit...................... $(3,518,378) $ (837,707) $(44,932) $(15,632) $(4,679)
Total stockholders' equity............... $   925,918  $3,498,192  $122,183  $  9,959  $14,517

   See Note 11 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share. The Company has paid no cash dividends during the five year period ended September 30, 2001. The above information has been restated to reflect the two-for-one stock splits, each effected in the form of a stock dividend to each stockholder, on November 16, 1999 and March 2, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

   The information in this report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled "Risk Factors" and the risks discussed in our other Securities and Exchange Commission ("SEC") filings including our Form 10-Q for the quarter ended June 30, 2001 filed with the SEC on August 14, 2001.

Overview

   Ariba (referred to herein as "we") provides software, services and network access to enable corporations to evaluate and manage the cash costs associated with running their business (their "spend"). Our Ariba Enterprise Spend Management solution is an integrated suite of applications and services which provides customers with a single solution to analyze and manage their spend on items such as commodities, raw materials, operating resources, services, temporary labor, travel, and maintenance, repair and operations equipment. Our solution is designed to allow companies to streamline their existing procurement processes and expand control over their spend by better leveraging their existing in-house domain expertise while retaining their existing supplier relationships. We also offer access to our Ariba Supplier Network, which allows customers to contact suppliers via the Internet and offers electronic payment, access to catalog information and the ability to route orders.

   We were incorporated in Delaware in September 1996 and from that date through March 1997 were in the development stage, conducting research and developing our initial products. In March 1997, we began selling our products and related services and currently market them in the United States, Latin America, Europe, Canada, Asia and Asia Pacific primarily through our direct sales force and to a lesser extent through indirect sales channels.

   Our Ariba Enterprise Spend Management solution consists of three component solutions: Ariba Analysis, Ariba Enterprise Sourcing and Ariba Procurement. Our primary software products in fiscal 2001 were Ariba Buyer, Ariba Sourcing, Ariba Dynamic Trade and Ariba Marketplace. Ariba Enterprise Sourcing, which was introduced in late fiscal 2001, is derived from Ariba Dynamic Trade and Ariba Sourcing, which are still available as separate products. Ariba Sourcing and Ariba Marketplace are also available as hosted applications. Our primary products in fiscal 2000 were Ariba Buyer and, to a lesser extent, Ariba Marketplace, and our primary product in fiscal 1999 was Ariba Buyer.

   Through September 30, 2001, our revenues have been principally derived from licenses of our products, from maintenance and support contracts and from the delivery of implementation, consulting and training services. Customers who license Ariba Buyer and our other products also generally purchase maintenance contracts which provide software updates and technical support over a stated term, which is usually a twelve-month period. Customers may purchase implementation services from us, but we rely primarily on third-party consulting organizations to deliver these services directly to our customers. We also offer fee-based training services to our customers.

   We license our products through our direct sales force and indirectly through resellers. Our license agreements for such products do not provide for a right of return, and historically product returns have not been significant. We do not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. Our products are either purchased under a perpetual license model or under a time-based license model. Access to the Ariba Supplier Network, formerly known as the Ariba Commerce Services Network, is available to all Ariba customers as part of their maintenance agreements. We do not expect to generate significant revenues from offering access to our Ariba Supplier Network.

   We recognize revenue on our software products in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. We also adopted Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements in the first quarter of fiscal 2001. The adoption of SAB 101 did not have did not have a significant impact on our consolidated financial statements. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations by us with regard to implementation remain; the fee is fixed and determinable; and collectibility is probable. We consider all arrangements with payment terms extending beyond one year to not be fixed and determinable, and revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

   If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year) and revenue allocated to training and other service elements is recognized as the services are performed. Revenue from hosted applications is recognized ratably over the term of the arrangement. The proportion of revenue recognized upon delivery may vary from quarter to quarter depending upon the relative mix of licensing arrangements and the availability of vendor specific objective evidence of fair value for undelivered elements.

   Certain of our perpetual and time-based licenses include unspecified additional products and/or payment terms that extend beyond twelve months. We recognize revenue from perpetual and time-based licenses that include unspecified additional software products ratably over the term of the arrangement. Revenue from those contracts with extended payment terms is recognized at the lesser of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fee was fixed or determinable.

   Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed. If we provide consulting services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Such contracts typically consist of implementation management services and are generally on a time and materials basis. These arrangements occur infrequently as implementation of our products is typically managed by third party consultants.

   Our customers include certain suppliers from whom, on occasion, we have purchased goods or services for our operations at or about the same time we have licensed our software to these organizations. These transactions are separately negotiated and recorded at terms we consider to be arm's-length. During the year ended September 30, 2001, we recognized an immaterial amount of software license revenues from such transactions. We did not have any of these transactions in fiscal 2000 or fiscal 1999.

   Accounts receivable include amounts due from customers for which revenue has been recognized. Deferred revenue includes amounts received from customers for which revenue has not been recognized that generally results from deferred maintenance and support, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized upon delivery of our product, as services are rendered, or as other requirements requiring deferral under SOP 97-2 are satisfied.

   We have incurred significant losses since inception. As of September 30, 2001, we had an accumulated deficit of $3.5 billion, including amortization of goodwill and other intangible assets totaling $941.5 million, $34.0 million of business partner warrant expense which includes $17.7 million due to impairment of a business partner warrant, amortization of stock-based compensation of $36.6 million, $133.6 million for restructuring and lease abandonment costs, a $1.4 billion charge due to impairment of goodwill and other intangible assets and $28.7 million due to impairment of equity investments recorded in fiscal 2001.

   Included in our operating expenses is the amortization of goodwill and other intangible assets. These expenses are for the amortization of goodwill and other intangible assets we have recorded in our acquisitions of TradingDynamics, Tradex and SupplierMarket and for the amortization of an intellectual property agreement we have entered into with a third party. During the year ended September 30, 2000, we also had a charge related to the purchase of in-process research and development related to the acquisitions. See subsection Accounting for Acquisitions and Note 5 of Notes to Consolidated Financial Statements for more detailed information.

   Also included in our operating expenses is the non-cash expense for business partner warrants. This non-cash expense relates to warrants that have been earned or deemed probable of being earned by our business partners. If and when it becomes probable that a business partner will earn any warrants, we recognize a non-cash expense for these warrants. Business partner warrant expense also includes the impairment of an intangible asset recorded in connection with a business partner warrant. See subsection Goodwill and Other Intangible Assets and Note 10 of Notes to Consolidated Financial Statements for more detailed information.

   In connection with the granting of stock options to our employees, stock options issued related to the SupplierMarket acquisition and issuance of restricted common stock to certain senior executives, officers and employees, we have recorded deferred stock-based compensation totaling approximately $187.1 million from inception through September 30, 2001. Of this amount, $124.6 million related to the acquisition of

SupplierMarket. Deferred stock-based compensation is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options and restricted stock, consistent with the method described in Financial Accounting Standards Boards Interpretation No. 28 (FIN
28). During the year ended September 30, 2001, we recorded $36.6 million of related stock-based compensation amortization expense. As of September 30, 2001, we had an aggregate of approximately $33.0 million of related deferred stock-based compensation remaining to be amortized. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through fiscal 2006. The amortization of stock-based compensation is presented as a separate component of operating expenses in our Consolidated Statements of Operations. See Note 10 of Notes to Consolidated Financial Statements for more detailed information.

   In the third quarter of fiscal 2001, we initiated a restructuring program to conform our expense and revenue levels to better our position for growth and profitability. As part of this program, we restructured our worldwide operations including a reduction in workforce of approximately 1,100 individuals and the consolidation of our operating facilities. The restructuring resulted in a charge for the year ended September 30, 2001 of $133.6 million which includes severance and benefits charges, and lease abandonment costs and leasehold impairment charges. Total lease abandonment costs of $116.1 million include the for impairment of leasehold improvements related to abandoned leased facilities totaling $66.6 million. For the year ended September 30, 2001, total charges for severance and benefits amounted to $17.5 million, of which $16.6 million has been paid or used by fiscal year end. As of September 30, 2001, our restructuring accrual of $31.2 million, consisting of severance and benefits and consolidation of our operating facilities, is expected to be utilized by 2013. Actual future cash requirements may differ materially from the accrual at September 30, 2001, particularly if actual sublease income is significantly different from current estimates. See
Note 7 of Notes to Consolidated Financial Statements for additional information.

   We had 1,124 full-time employees as of September 30, 2001 which represents a reduction of approximately 33% from September 30, 2000. In addition, we implemented a further reduction of our worldwide workforce during the quarter ending December 31, 2001. Our recent restructurings have placed significant demands on our management and operational resources. To position our Company for future growth, we must continue to invest in and implement scalable operational systems, procedures and controls. We must also be able to recruit and retain qualified employees and expect any future expansion to continue to challenge our ability to hire, train, manage and retain our employees.

   In connection with the acquisitions of TradingDynamics, Tradex and SupplierMarket during fiscal 2000, we recorded a total of $3.1 billion in goodwill and other intangible assets. In the quarter ended March 31, 2001, we recorded a $1.4 billion impairment charge relating to goodwill and other intangible assets acquired in the Tradex acquisition. Additionally, we determined that certain equity investments of privately held companies had incurred a decline in value which resulted in an impairment charge of $28.7 million in our results of operations for fiscal 2001. See subsection Goodwill and Other Intangible Assets and Notes 4 and 5 of Notes to Consolidated Financial Statements for more detailed information.

   We believe our success is contingent on increasing our customer base and developing our products and services. We intend to continue to invest in sales, marketing, research and development and, to a lesser extent, support infrastructure. We also will have significant expenses going forward related to the amortization of our goodwill and other intangible assets, subject to certain effects of the new accounting pronouncements as described in Note 1 of Notes to Consolidated Financial Statements, and we may have substantial non-cash expenses related to warrants to purchase our common stock. These warrant related expenses will not be recognized until the warrants are earned and will fluctuate depending on the market value of our common stock. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

   In December 2000, our consolidated Japanese subsidiary, Nihon Ariba K.K. issued and sold approximately 41% of its common stock for cash consideration of approximately $40.0 million to a third party. In April 2001, this subsidiary issued and sold an additional 2% of its common stock for cash consideration of approximately

$4.0 million to third parties. Prior to the transactions, we held 100% of the equity of Nihon Ariba K.K. in the form of common stock. Nihon Ariba K.K.'s operations consist of the marketing, distribution, service and support of our products in Japan. The proceeds are reflected as a capital contribution in our consolidated financial statements. See Note 8 of Notes to Consolidated Financial Statements for additional information.

   In April 2001, our consolidated subsidiary, Ariba Korea, Ltd., issued and sold approximately 42% of its common stock for cash consideration of approximately $8.0 million to a third party. Prior to the transaction, we held 100% of the equity of Ariba Korea, Ltd. in the form of common stock. Ariba Korea, Ltd.'s operations consist of the marketing, distribution, service and support of our products in Korea. The proceeds are reflected as a capital contribution in our consolidated financial statements. See Note 8 of Notes to Consolidated Financial Statements for additional information.

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

Accounting for Acquisitions

  Acquisitions

   In fiscal 2000, we acquired three companies using the purchase method of accounting. Accordingly, the purchase price for each company was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

   In January 2000, we acquired TradingDynamics, which provided Internet-based trading applications. The purchase price of approximately $465.0 million consisted of an exchange of 7,274,656 shares of our common stock with a fair value of $371.9 million, and assumed stock options with a fair value of $91.7 million, and other acquisition related expenses of approximately $1.4 million consisting primarily of payments for financial advisor and other professional fees. Of the total purchase price, $224,000 was allocated to property and equipment, $13.4 million was allocated to net liabilities assumed, excluding property and equipment, and the remainder was allocated to intangible assets, including in-process research and development ($950,000), core technology ($4.4 million), covenants not-to-compete ($1.3 million), assembled workforce ($1.1 million) and goodwill ($470.5 million).

   In March 2000, we acquired Tradex, which provided solutions for enabling online marketplaces and exchanges. The purchase price of approximately $2.3 billion consisted of an exchange of 34,059,336 shares of our common stock with a fair value of $2.1 billion, assumed stock options with a fair value of approximately $207.5 million, and other acquisition related expenses of approximately $28.8 million consisting primarily of payments for financial advisor and other professional fees. Of the total purchase price, $3.5 million was allocated to property and equipment, $75.6 million was allocated to net assets acquired, excluding property and equipment, and the remainder was allocated to intangible assets, including in-process research and development ($11.8 million), core technology ($7.9 million), trademarks ($2.0 million), assembled workforce ($5.4 million) and goodwill ($2.2 billion).

   In August 2000, we acquired SupplierMarket, a provider of online collaborative sourcing technologies. The total purchase price of approximately $607.1 million consisted of an exchange of 5,249,330 shares of our common stock with a fair value of $478.7 million, assumed stock options with a fair value of approximately $108.4 million, and other acquisition related expenses of approximately $20.0 million consisting primarily of payments for financial advisor and other professional fees. Of the total purchase price, $3.1 million was allocated to property and equipment, $4.2 million was allocated to net assets acquired, excluding property and equipment, $124.6 million was allocated to deferred compensation and the remainder was allocated to intangible assets, including in-process research and development ($14.6 million), core technology ($7.9 million), assembled workforce ($6.5 million) and goodwill ($446.1 million).

  Goodwill and Other Intangible Assets

   We recorded a total of $3.1 billion in goodwill and other intangible assets in fiscal 2000 relating to the acquisitions of TradingDynamics, Tradex and SupplierMarket. We incurred amortization expense relating to this goodwill and other intangible assets of $679.2 million and $539.4 million for the years ended September 30, 2001 and 2000, respectively.

   In the quarter ended March 31, 2001, we recorded a $1.4 billion impairment charge relating to goodwill and other intangible assets acquired in the Tradex acquisition. As of September 30, 2001, we had $877.8 million of goodwill and other intangible assets relating to the acquisition of TradingDynamics, Tradex and SupplierMarket, an intellectual property agreement and business partner warrant agreements, after giving effect to previous amortization and impairment charges. We will periodically review our long-lived assets and may incur additional impairment charges in the future, and we will have significant expenses going forward related to the amortization of our goodwill and other intangible assets, except for the effects of certain new accounting pronouncements as described in Note 1 of Notes to Consolidated Financial Statements.

   During fiscal 2001, we continually evaluated our long-lived assets, consisting primarily of goodwill and other intangible assets. During the third quarter of fiscal 2001, we determined that an intangible asset recorded in connection with the prior issuance of a business partner warrant was impaired. As a result, we recorded a $17.7 million impairment charge to business partner warrant expense to write off the remaining net book value of this intangible asset.

   See Notes 5 and 10 of Notes to Consolidated Financial Statements for more detailed information about the accounting treatment of the TradingDynamics, Tradex and SupplierMarket acquisitions and business partner warrants.

Stock Option Exchange Program

   On February 8, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, Ariba employees were given the opportunity, if they chose, to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date, at least six months and a day from the cancellation date, which was May 14, 2001. Under the exchange program, options for 12.7 million shares of our common stock were tendered and cancelled. On December 3, 2001, the grant of replacement options to participating employees was approved. Each participating employee will receive, for each option included in the exchange, a one-for-one replacement option. The exercise price of each replacement option is $4.02 per share, which was the fair market value of our common stock on December 3, 2001. The replacement options will have terms and conditions that are substantially the same as those of the canceled options.
The exchange program is not expected to result in any additional compensation charges or variable plan accounting. Members of our Board of Directors and our officers and senior executives were not eligible to participate in this program.

Pro Forma Financial Results

   We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of the amortization of goodwill and other intangible assets, impairment of goodwill, other intangible assets and equity investments, business partner warrants, stock-based compensation and restructuring and lease abandonment costs. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, or Annual Reports on Form 10-K, and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

Results of Operations

   The following table sets forth the statements of operations for the periods indicated (in thousands, except per share data). These statements have been derived from the consolidated financial statements contained in this report. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the consolidated financial statements included in this report.

                                                                                                    Year Ended September 30,
                                                                                               ---------------------------------
                                                                                                  2001         2000       1999
                                                                                               -----------  ----------  --------
Revenues:
 License...................................................................................... $   269,272  $  198,790  $ 26,768
 Maintenance and service......................................................................     139,576      80,249    18,604
                                                                                               -----------  ----------  --------
    Total revenues............................................................................     408,848     279,039    45,372
                                                                                               -----------  ----------  --------
Cost of revenues:
 License......................................................................................      17,801      12,572       724
 Maintenance and service (exclusive of stock-based compensation expense of $3,442, $1,458 and
   $1,084 for the years ended September 30, 2001, 2000 and 1999, respectively)................      68,208      34,947     8,089
                                                                                               -----------  ----------  --------
    Total cost of revenues....................................................................      86,009      47,519     8,813
                                                                                               -----------  ----------  --------
 Gross profit.................................................................................     322,839     231,520    36,559
                                                                                               -----------  ----------  --------
Operating expenses:
 Sales and marketing (exclusive of stock-based compensation expense of $13,796, $7,425 and
   $6,569 for the years ended September 30, 2001, 2000 and 1999, respectively and exclusive of
   $34,075 and $29,251 of business partner warrant expense for the years ended September 30,
   2001 and 2000, respectively)...............................................................     269,686     207,234    33,859
 Research and development (exclusive of stock-based compensation expense of $4,009, $3,475 and
   $2,998 for the years ended September 30, 2001, 2000 and 1999, respectively)................      90,879      39,017    11,620
 General and administrative (exclusive of stock-based compensation expense of $15,389, $5,693
   and $3,933 for the years ended September 30, 2001, 2000 and 1999, respectively)............      64,409      29,172     7,917
 Amortization of goodwill and other intangible assets.........................................     941,526     688,588        --
 In-process research and development..........................................................          --      27,350        --
 Business partner warrants....................................................................      34,075      29,251        --
 Stock-based compensation.....................................................................      36,636      18,051    14,584
 Restructuring and lease abandonment costs....................................................     133,582          --        --
 Impairment of goodwill, other intangible assets and equity investments.......................   1,437,572          --        --
 Merger related costs.........................................................................       9,185          --        --
                                                                                               -----------  ----------  --------
    Total operating expenses..................................................................   3,017,550   1,038,663    67,980
                                                                                               -----------  ----------  --------
 Loss from operations.........................................................................  (2,694,711)   (807,143)  (31,421)
 Interest income..............................................................................      18,629      15,748     2,434
 Interest expense.............................................................................        (434)       (220)     (126)
 Other income (expense).......................................................................       2,155         803       (89)
                                                                                               -----------  ----------  --------
 Net loss before income taxes.................................................................  (2,674,361)   (790,812)  (29,202)
Provision for income taxes....................................................................       6,310       1,963        98
                                                                                               -----------  ----------  --------
Net loss...................................................................................... $(2,680,671) $ (792,775) $(29,300)
                                                                                               ===========  ==========  ========
Net loss per share--basic and diluted......................................................... $    (10.96) $    (4.10) $  (0.42)
                                                                                               ===========  ==========  ========
Weighted average shares used in computing basic and diluted net loss per share................     244,614     193,417    70,064
                                                                                               ===========  ==========  ========

Comparison of the Fiscal Years Ended September 30, 2001 and 2000

  Revenues

    License

   License revenues for the year ended September 30, 2001 were $269.3 million, a 35% increase over license revenues of $198.8 million for the year ended September 30, 2000. This increase was primarily attributable to continued market acceptance of and demand for our products, an increase in sales to new customers resulting from increased headcount in our sales force, the establishment of several strategic relationships and the expansion of our business domestically and internationally. This increase, which occurred primarily in the first half of the fiscal year, was offset by a decline in demand for our products in the third and fourth quarters of fiscal 2001 resulting in a reduced number of license sales and a modest decline in average selling prices due to an economic slowdown and the significant decline in information technology spending. We expect the economic slowdown to continue to adversely impact our business for at least the next quarter and perhaps longer and, as a result of the economic slowdown and other factors, we anticipate that total license revenues in fiscal 2002 will decline compared to fiscal 2001.

   Maintenance and Service

   Maintenance and service revenues for the year ended September 30, 2001 were $139.6 million, a 74% increase over maintenance and service revenues of $80.2 million for the year ended September 30, 2000. The increase is primarily attributable to the growth of our licensing activity described above, which has resulted in increased revenues from customer implementations and maintenance contracts and, to a lesser extent, renewals of recurring maintenance and training fees.

   During each of the years ended September 30, 2001 and 2000, no single customer accounted for more than 10% of total revenues. Revenues from international sales were approximately $106.8 million and $61.4 million for the years ended September 30, 2001 and 2000, respectively. Our international revenues were derived from sales in Europe, Asia, Asia Pacific and Latin America. Revenues are attributed to countries based on the location of our customers.

  Cost of Revenues

   License

   Cost of license revenues was $17.8 million for the year ended September 30, 2001, an increase of 41% over cost of license revenues of $12.6 million for the year ended September 30, 2000. The increase in cost of license revenues is primarily related to increased sales volumes, product costs associated with major upgrade introductions of our products, an increase in royalties payable to third parties for integrated technology, and an increase in co-sale fees due to higher alliance partner sales occurring primarily in the first half of the fiscal year. This increase was offset by a general decline in demand for our products resulting in a reduction of license sales and the related cost of license revenues in the third and fourth quarters of fiscal 2001.

   Maintenance and Service

   Cost of maintenance and service revenues was $68.2 million for the year ended September 30, 2001, an increase of 95% over cost of maintenance and service revenues of $34.9 million for the year ended September 30, 2000. The increase is primarily attributable to increased Ariba Supplier Network engineering costs, growth in licensing activity resulting in additional service costs related to implementations, customer support and training costs, and costs associated with major upgrade introductions of our products.

  Operating Expenses

   Sales and Marketing

   Sales and marketing expenses for the year ended September 30, 2001 were $269.7 million, an increase of 30% over sales and marketing expenses of $207.2 million for the year ended September 30, 2000. The increase is primarily attributable to increased compensation for sales and marketing personnel, domestically and internationally, as a result of increased sales through internal growth and acquisitions, increases in management bonuses, expanded marketing programs for tradeshows and customer advisory council meetings, the expansion of our corporate headquarters and international sales offices, an increase in our allowance for doubtful accounts and, to a lesser extent, related overhead. For the years ended September 30, 2001 and 2000, we recorded provisions for doubtful accounts of $27.9 million and $14.2 million, respectively. Provisions for doubtful accounts were increased substantially during the first two quarters of fiscal 2001 as a result of the effects of the economic slowdown and its impact on the operations of certain emerging electronic commerce customers together with the rapid increase of sales for all products since the latter part of fiscal 2000. We have enhanced our efforts to manage our accounts receivable balance. Although we have not made significant changes in payment terms, we have taken steps to focus additional resources on collection efforts and we have reviewed our credit approval policies. Although we anticipate that the recent restructuring of our operations will reduce sequential quarterly sales and marketing expenses over the near term, these expenses may increase over the longer term.

   Research and Development

   Research and development expenses for the year ended September 30, 2001 were $90.9 million, an increase of 133% over research and development expenses of $39.0 million for the year ended September 30, 2000. The increase is primarily attributable to increases in compensation for research and development personnel due to internal growth and acquisitions from the prior year, globalization of our products and increases in localization of our software and, to a lesser extent, related overhead. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. Although we anticipate that the recent restructuring of our operations will reduce sequential quarterly research and development personnel expenses over the near term, these expenses may increase over the longer term.

   General and Administrative

   General and administrative expenses for the year ended September 30, 2001 were $64.4 million, an increase of 121% over general and administrative expenses of $29.2 million for the year ended September 30, 2000. The increase is primarily attributable to an increase in compensation for finance, accounting, legal, human resources and information technology support personnel from our internal growth and acquisitions both domestically and internationally, fees paid to outside professional service providers, increased management bonuses, and implementation costs to expand our financial and human resources infrastructure and, to a lesser extent, related overhead. Although we anticipate that the recent restructuring of our operations will reduce sequential quarterly general and administrative expenses over the near term, these expenses may increase over the longer term.

  Amortization of Goodwill and Other Intangible Assets

   Our acquisitions of TradingDynamics, Tradex and SupplierMarket were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired. The aggregate amortization of goodwill and other intangible assets related to these acquisitions was $679.2 million and $539.4 million for the years ended September 30, 2001 and 2000, respectively.

   In fiscal 2000, we sold 5,142,858 shares of common stock with a fair market value of $834.4 million to an independent third party in connection with an intellectual property agreement. As part of the sale we received intellectual property and $47.5 million in cash. The intellectual property is valued at the difference between the fair market value of the stock being exchanged and the cash received, which is $786.9 million. This amount is classified within other intangible assets and is being amortized over three years based on the terms of the related intellectual property agreement. The total amortization of this intellectual property agreement was $262.3 million and $149.1 million for the years ended September 30, 2001 and 2000, respectively.

   The total amortization of goodwill and other intangible assets was $967.1 million and $694.2 million for the years ended September 30, 2001 and 2000, respectively. These amounts include $25.6 million and $5.6 million of business partner warrant expense and related impairment charge recorded for the years ended September 30, 2001 and 2000, respectively, that are included in the accompanying Consolidated Statements of Operations as business partner warrant expense. See the section Impairment of Goodwill, Other Intangible Assets and Equity Investments below and Notes 5 and 10 of Notes to Consolidated Financial Statements for additional information.

   We anticipate that the unamortized balance of $877.8 million of goodwill and other intangible assets associated with acquisitions and strategic relationships will be amortized on a straight-line basis over their expected useful lives ranging from two years to three years, respectively, subject to certain effects of the new accounting pronouncements described below.

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. We are required to adopt the provisions of SFAS No. 141 immediately, and those of SFAS No. 142 effective October 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The adoption of SFAS No. 141 did not have a significant impact on our consolidated financial statements. Because of the extensive effort needed to comply with adopting SFAS No.142, which we will adopt by October 1, 2002, it is not practicable to reasonably estimate the impact of adopting this Statement on our consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

  In-Process Research and Development

   In connection with the acquisitions of TradingDynamics, Tradex and SupplierMarket we allocated $950,000, $11.8 million, and $14.6 million, respectively, as in-process research and development for a total of $27.4 million for the year ended September 30, 2000. There were no acquisitions completed in the year ended September 30, 2001. See Note 5 of Notes to Consolidated Financial Statements for more detailed information regarding the accounting treatment of the TradingDynamics, Tradex and SupplierMarket acquisitions.

   No assurance can be given that actual revenues and operating profit attributable to acquired in-process research and development will not deviate from the projections used to value such research and development in connection with each of the respective acquisitions.

  Business Partner Warrants

   We have issued warrants for the purchase of our common stock to certain business partners which vest either immediately or based upon the achievement of certain milestones related to targeted revenue. For the years ended September 30, 2001 and 2000, we recognized business partner warrant expenses associated with these warrants in the aggregate amounts of $34.1 million and $29.2 million, respectively. See Note 10 of Notes to Consolidated Financial Statements for more detailed information.

   In the quarter ended June 30, 2000, we entered into an agreement with a third party as part of our vertical industry strategy to obtain a major partner in the financial services industry. In connection with the agreement, we issued warrants to purchase up to 6,776,000 shares of our common stock. A warrant to purchase 1,936,000 of these shares was immediately vested. The remaining warrants vest upon attainment of certain milestones related to contingent revenues (contingent gainshare) to be received by us under the terms of the concurrent software licensing arrangement. The warrants generally expire when the milestone period expires or one year after the specific milestone is met. Through September 30, 2001, none of the remaining warrants have vested. The vested warrant was recorded as an intangible asset in the amount of $31.2 million in the accompanying consolidated financial statements. The intangible asset was being amortized over the expected term of the arrangement of three years. For the years ended September 30, 2001 and 2000 approximately $7.9 million and $5.6 million was amortized to business partner warrant expense, respectively. During the third quarter of fiscal 2001, we determined that the carrying value of this intangible asset was impaired and recorded a $17.7 million impairment charge to business partner warrant expense to write off the remaining net book value of this asset. See Note 10 of Notes to Consolidated Financial Statements for additional information.

   In the quarter ended March 2000, in connection with a sales and marketing alliance agreement with a third party, we issued an unvested warrant to purchase up to 3,428,572 shares of our common stock. The business partner can partially vest in this warrant each quarter upon attainment of certain periodic milestones related to revenue targets associated with our sales to third parties under registered co-sale transactions and referrals or resale to third parties by the business partner. The warrant generally expires as to any earned or earnable portion when the milestone period expires or eighteen months after the specific milestone is met. The warrant can be earned over approximately a five-year period. No amounts related to the unvested portion of this warrant are reflected in the accompanying consolidated financial statements. During the years ended September 30, 2001 and 2000, this business partner warrant holder vested in 982,326 shares and 468,041 shares, respectively, of such warrant. Accordingly, $8.5 million and $23.6 million of business partner warrant expense was recorded for this warrant for the years ended September 30, 2001 and 2000, respectively.

  Stock-based Compensation

   We have recognized deferred stock-based compensation associated with stock options granted to employees with an exercise price below market value on the date of grant, unvested stock options issued to employees in conjunction with the consummation of the SupplierMarket acquisition and the issuance of restricted shares of common stock to certain senior executives, officers and employees. These amounts are included as a component of stockholders' equity and are being amortized by charges to operations over the vesting period of the options or the lapse of restrictions in the case of restricted stock, consistent with the method described in FIN 28. We recorded $4.0 million of stock-based compensation expense for the grant of 2.0 million restricted shares in connection with the severance of a former executive classified as a general and administrative expense. The amortization of stock-based compensation is presented as a separate line in our Consolidated Statements of Operations. For the years ended September 30, 2001, 2000 and 1999, amortization of deferred stock-based compensation is attributable to various cost categories as follows (in thousands):

                            2001    2000    1999
                           ------- ------- -------
Cost of revenues.......... $ 3,442 $ 1,458 $ 1,084
Sales and marketing.......  13,796   7,425   6,569
Research and development..   4,009   3,475   2,998
General and administrative  15,389   5,693   3,933
                           ------- ------- -------
   Total.................. $36,636 $18,051 $14,584
                           ======= ======= =======

   As of September 30, 2001, we had an aggregate of approximately $33.0 million of deferred stock-based compensation remaining to be amortized.

  Restructuring and Lease Abandonment Costs

   During the third quarter of fiscal 2001, we initiated a restructuring program to conform our expense and revenue levels to better our position for growth and profitability as a result of the continuing economic slowdown, particularly due to the decline in information technology spending. As part of the restructuring program, we restructured our worldwide operations including a reduction in workforce of approximately 1,100 individuals and the consolidation of our operating facilities. The restructuring resulted in a total charge for the year ended September 30, 2001 of $133.6 million which includes of severance and benefits charges, lease abandonment costs and leasehold impairment changes. In connection with the restructuring program, we implemented a further reduction of our worldwide workforce during the quarter ending December 31, 2001. See Note 7 of Notes to Consolidated Financial Statements for more detailed information.

  Impairment of Goodwill, Other Intangible Assets and Equity Investments

   In the quarter ended March 31, 2001, we recorded a $1.4 billion impairment charge relating to goodwill and other intangible assets acquired in the Tradex acquisition as a result of an ongoing impairment assessment of goodwill and identifiable assets recorded in connection with our various acquisitions. The assessment was performed primarily due to the significant decline in our stock price, the net book value of our assets significantly exceeding our market capitalization, the significant underperformance of the Tradex acquisition relative to projections and the overall decline in industry growth rates which indicated that this trend might continue for an indefinite period.

   During the year ended September 30, 2001, we determined that certain equity investments in privately held companies had incurred a decline in value that was considered other-than-temporary primarily as a result of the continuing economic slowdown, particularly in the technology sector. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of our equity investments may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or expected operating results of our investees, significant changes in the manner of use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. We determined that the carrying value of the equity investments may not be recoverable based upon the existence of one or more of the above indicators of impairment. The impairment charge reduced the equity investments to their estimated fair value consistent with the general economic environment within the technology sector resulting in a charge of $28.7 million in our results of operations.

   There was no impairment charge related to goodwill, other intangible assets and equity investments recorded in fiscal 2000 or 1999. See subsection Accounting for Acquisitions and Notes 4 and 5 of Notes to Consolidated Financial Statements for more detailed information.

  Merger Related Costs

   On January 29, 2001, we signed a definitive agreement to acquire Agile Software Corporation ("Agile"), a provider of collaborative commerce solutions. However, Ariba and Agile mutually agreed to terminate their proposed merger without payment of any termination fees due to the challenging economic and market conditions. We incurred merger related costs totaling $9.2 million related to financial advisor and other professional fees, all of which were all expensed during the quarter ended March 31, 2001.

  Interest Income

   During the year ended September 30, 2001, interest income was $18.6 million, an increase of 18% over interest income of $15.7 million for the year ended September 30, 2000. The increase is attributable to higher average cash balances during fiscal 2001.

  Minority Interest

   In December 2000, our consolidated subsidiary, Nihon Ariba K.K., issued and sold 38,000 shares, or approximately 41% of its common stock, for cash consideration of approximately $40.0 million to a third party. In April 2001, Nihon Ariba K.K. issued and sold an additional 2% of its common stock for cash consideration of approximately $4.0 million to third parties. Prior to the transactions, we held 100% of the equity of Nihon Ariba K.K. in the form of common stock. Nihon Ariba K.K.'s operations consist of the marketing, distribution, service and support of our products in Japan.

   As of September 30, 2001, minority interest of approximately $12.9 million is recorded on the Consolidated Balance Sheet in order to reflect the share of the net assets of Nihon Ariba K.K. held by minority investors. In addition, we recognized approximately $4.3 million as an increase to other income for the minority interest's share of Nihon Ariba K.K.'s loss for the year ended September 30, 2001.

   In April 2001, our consolidated subsidiary, Ariba Korea, Ltd., issued and sold 3,800 shares, or approximately 42% of its common stock for cash consideration of approximately $8.0 million to a third party. Prior to the transaction, we held 100% of the equity of Ariba Korea, Ltd. in the form of common stock. Ariba Korea, Ltd.'s operations consist of the marketing, distribution, service and support of our products in Korea.

   As of September 30, 2001, minority interest of approximately $2.8 million is recorded on the Consolidated Balance Sheet in order to reflect the share of the net assets of Ariba Korea, Ltd. held by minority investors. We also recognized approximately $370,000 as other income for the minority interest's share of the Ariba Korea, Ltd. loss for the year ended September 30, 2001.

  Provision for Income Taxes

   We recorded income tax expenses of $6.3 million relating to our international subsidiaries for the year ended September 30, 2001.

   As of September 30, 2001, we had net operating loss carryforwards for federal and state tax purposes of approximately $1.1 billion and $387.0 million, respectively. These federal and state carryforwards expire in various years through fiscal year 2021 and 2006, respectively. We had research credit carryforwards for federal and state tax purpose of approximately $24.8 million and $18.0 million, respectively. If not utilized, the federal research credit carryforwards will expire in various years through fiscal year 2021. The state research credit will carry forward indefinitely. We also had manufacturer's credit carryforwards for state tax purposes of approximately $1.9 million, which will expire in various years through fiscal year 2009.

   The Internal Revenue Code of 1986, and applicable state tax laws, impose substantial restrictions on our ability to utilize net operating losses and tax credit carryforwards in the event of an "ownership change," as defined in
Section 382 of the Internal Revenue Code. Our federal and state tax losses and tax credit carryover incurred through that date of change are subject to an annual limitation.

Comparison of the Fiscal Years Ended September 30, 2000 and 1999

  Revenues

    License

   License revenues for the year ended September 30, 2000 were $198.8 million, a 643% increase over license revenues of $26.8 million for the year ended September 30, 1999. This increase was primarily attributable to increased market acceptance of our products, domestically and internationally, an increase in sales to new customers resulting from increased headcount in our sales force, increased demand for electronic commerce solutions across a broad range of industries, new strategic products and solutions, including those resulting from our acquisitions, and an increased number of and success from strategic relationships designed to help promote and sell our products domestically and internationally.

    Maintenance and Service

   Maintenance and service revenues for the year ended September 30, 2000 were $80.2 million, a 331% increase over maintenance and service revenues of $18.6 million for the year ended September 30, 1999. This increase was primarily attributable to the increased licensing activity described above, which resulted in increased revenues from customer implementations and maintenance contracts and, to a lesser extent, accelerated customer implementations and renewals of recurring maintenance.

   During the years ended September 30, 2000 and 1999, no customer and one customer, respectively, accounted for more than 10% of total revenues. Revenues from international sales were $61.4 million and $6.7 million for the years ended September 30, 2000 and 1999. Our international revenues were derived from sales in Canada, Europe, Asia, Asia Pacific and Latin America. Revenues are attributed to countries based on the location of our customers.

  Cost of Revenues

   License

   Cost of license revenues was $12.6 million for the year ended September 30, 2000, an increase of 1,636% over cost of license revenues of $724,000 for the year ended September 30, 1999. The increase in the cost of license revenues was primarily attributable to royalties due to third parties for integrated technology.

   Maintenance and Service

   Cost of maintenance and service revenues was $34.9 million for the year ended September 30, 2000, an increase of 332% over cost of maintenance and service revenues of $8.0 million for the year ended September 30, 1999. The increase was primarily attributable to personnel costs associated with increases in the number of implementation, training and technical support personnel from our internal growth and as a result of our acquisitions and due to an increase in licensing activity during the year resulting in increased implementation, customer support and training costs.

  Operating Expenses

   Sales and Marketing

   Sales and marketing expenses for the year ended September 30, 2000 were $207.2 million, an increase of 512% over sales and marketing expenses of $33.8 million for the year ended September 30, 1999. The increase was primarily attributable to increased compensation for sales and marketing personnel as a result of increased sales through internal growth and acquisitions, advertising, employer payroll taxes on stock options in our foreign subsidiaries, customer advisory council meetings, increases in management bonuses, fees paid to outside professional service providers, an increase in our allowance for doubtful accounts, the expansion of our corporate headquarters and international sales offices, and, to a lesser extent, related overhead. For the years ended September 30, 2000 and 1999, we recorded provisions for doubtful accounts of $14.2 million and $20,000, respectively. The increase in fiscal 2000 was primarily due to the rapid growth of our sales and expansion of our customer base, including smaller and less mature companies.

   Research and Development

   Research and development expenses for the year ended September 30, 2000 were $39.0 million, an increase of 236% over research and development expenses of $11.6 million for the year ended September 30, 1999. The increase was primarily attributable to increases in compensation for research and development personnel due to our internal growth and acquisitions, technology costs related to the expansion of our headquarters and to a lesser extent, related overhead. For the year ended September 30, 2000, all research and development costs have been expensed in the period incurred.

   General and Administrative

   General and administrative expenses for the year ended September 30, 2000 were $29.2 million, an increase of 268% over general and administrative expenses of $7.9 million for the year ended September 30, 1999. The increase was primarily attributable to an increase in compensation associated with additional employees in finance, accounting, legal, human resources and information technology personnel from our internal growth and acquisitions, an increase in fees paid to outside professional service providers, an increase in communication costs, particularly to remote offices, the implementation costs to install our financial and human resources infrastructure and, to a lesser extent, related overhead.

  Amortization of Goodwill and Other Intangible Assets

   Our acquisitions of TradingDynamics, Tradex and SupplierMarket were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net tangible assets acquired. The aggregate amortization of goodwill and these other intangible assets was $539.4 million in fiscal 2000. There were no acquisitions in fiscal 1999. In March 2000, we sold 5,142,858 shares of common stock with a fair market value of $834.4 million to an independent third party in connection with an intellectual property agreement. As part of the sale we received intellectual property and $47.5 million in cash. The intellectual property is valued at the difference between the fair market value of the stock being exchanged and the cash received, which is $786.9 million. This amount is classified within other intangible assets and is being amortized over three years based on the terms of the related intellectual property agreement. The aggregate amortization of this intellectual property agreement was $149.1 million in fiscal 2000. The related amortization expense for goodwill and other intangible assets totaled $694.2 million for the year ended September 30, 2000 which includes $5.6 million of business partner warrant expense for the year ended September 30, 2000. There was no amortization of goodwill or other intangible assets during fiscal 1999.

  In-Process Research and Development

   TradingDynamics

   In connection with the acquisition of TradingDynamics we allocated $950,000 of the $465.0 million purchase price as in-process research and development. The acquired in-process research and development related to the TradingDynamics acquisition are technologies representing the processes and expertise employed to design and develop electronic commerce solutions. As of the acquisition date, this in-process research and development consisted of TradingDynamics' Market Suite Product, Version 1.5. We determined the acquired in-process research and development had not reached technological feasibility and had no alternative future uses based on a review by our software engineers. The efforts required to complete the acquired in-process research and development included the completion of all planning, designing and testing activities that were necessary to establish that the product could be produced to meet its design requirements, including functions, features and technical performance requirements. As of September 30, 2000, we had incorporated and released this technology as our Dynamic Trade product.

   The value of the acquired in-process research and development was computed using a discounted rate of 25% on the anticipated income stream of the related product revenues. The discount rate was applied giving specific consideration to the risks and attributes of the subject assets. The discounted cash flow analysis was based on management's forecast of future revenues which assumed a compound annual growth rate of 151%. These forecasts were based on management's estimates and the estimated growth potential of the market. The discounted cash flow analysis was also based on management's forecasts of cost of revenues and operating expenses related to the products and technologies purchased from TradingDynamics. The calculation of value was then adjusted to reflect only the value creation efforts of TradingDynamics prior to the close of the acquisition. At the time of the acquisition, the product was approximately 90% complete. The remaining costs to complete the project, which were not significant, were incurred in fiscal 2000. The resultant value of in-process research and development was further reduced by the estimated value of core technology and was expensed in the period the transaction was consummated.

   Tradex

   In connection with the acquisition of Tradex we allocated $11.8 million of the $2.3 billion purchase price as in-process research and development. The acquired in-process research and development related to the acquisition are technologies representing the processes and expertise employed to design and develop completely new platform architecture based on Enterprise Java Beans, Uses XML documents, and Use of Entity Beans. As of the acquisition date, this in-process research and development consisted of Tradex's product, Commerce Center Version 8.0. We determined that the in-process research and development acquired had not reached technological feasibility and had no alternative future uses based on a review by our software engineers. The efforts required to complete the acquired in-process research and development included the completion of all planning, designing and testing activities that are necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. As of September 30, 2000, we had incorporated and released this technology as our Ariba Marketplace Standard Edition product.

   The value of the acquired in-process research and development was computed using a discounted rate of 22% on the anticipated income stream of the related product revenues. The discount rate was applied giving specific consideration to the risks and attributes of the subject assets. The discounted cash flow analysis was based on management's forecast of future revenues which assumed a compound annual growth rate of 87.6%. These forecasts were based on management's estimates and the estimated growth potential of the market. The discounted cash flow analysis was also based on management's forecasts of cost of revenues and operating expenses related to the products and technologies purchased from Tradex. The calculation of value was then adjusted to reflect only the value creation efforts of Tradex prior to the close of the acquisition. At the time of the acquisition, the product was approximately 33% complete with approximately $693,000 in estimated costs remaining, substantially all of which were incurred in fiscal 2000. The resultant value of in-process research and development was further reduced by the estimated value of core technology. The acquired in-process research and development was expensed in the period the transaction was consummated.

   SupplierMarket

   In connection with the acquisition of SupplierMarket we allocated $14.6 million of the $607.1 purchase price as in-process research and development. The acquired in-process research and development related to the acquisition are technologies representing the processes and expertise employed to design and develop new application servers with increased scalability and customer functionality. As of the acquisition date,

SupplierMarket had yet to commence shipments of its products and these in-process technologies consisted of its new product architecture. We determined the in-process research and development acquired had not reached technological feasibility and had no alternative future uses based on a review by our software engineers. The efforts required to complete the acquired in-process research and development included the completion of all planning, designing and testing activities that are necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. During the quarter ended December 31, 2000, we incorporated and released this technology as our sourcing product.

   The value of the acquired in-process research and development was computed using a discounted rate of 19% on the anticipated income stream of the related product revenues. The discount rate was applied giving specific consideration to the risks and attributes of the subject assets. The discounted cash flow analysis was based on management's forecast of future revenues which assumed a compound annual growth rate of 131.79%. These forecasts were based on management's estimates and the estimated growth potential of the market. The discounted cash flow analysis was also based on management's forecast of cost of revenues and operating expenses related to the products and technologies purchased from SupplierMarket. The calculation of value was then adjusted to reflect only the value creation efforts of SupplierMarket prior to the close of the acquisition. At the time of the acquisition, the product was approximately 53% complete with approximately $158,000 in estimated costs remaining, all of which was incurred by the end of the fiscal quarter ended December 31, 2000. The resultant value of in-process research and development was further reduced by the estimated value of core technology. The acquired in-process research and development was expensed in the period the transaction was consummated.

   The selection of discount rates for application in each acquisition were based on the consideration of: (i) the weighted average cost of capital, which measures a company's cost of debt and equity financing weighted by the percentage of debt and percentage of equity in its target capital structure;
(ii) the corresponding weighted average return on assets, which measures the after-tax return required on the assets employed in the business weighted by each asset group's percentage of the total asset portfolio; and (iii) venture capital required rates of return which typically relate to equity financing for relatively high-risk businesses or business projects.

  Business Partner Warrants

   We have issued warrants for the purchase of our common stock to certain business partners which vest based upon the achievement of certain milestones for sales of our products to third parties. During the year ended September 30, 2000, we recognized business partner warrant expenses associated with two sales and marketing alliance agreements in the aggregate amount of $29.2 million. See
Note 10 of Notes to Consolidated Financial Statements for more detailed information. In the quarter ended June 30, 2000, 1,936,000 shares of our common stock underlying a warrant were earned upon signing of a sales and marketing alliance agreement. Through September 30, 2000, none of the remaining warrants had vested. A total of $31.2 million was recorded as an intangible asset for this sales and marketing alliance based on the fair market value of the warrant. This intangible asset is being amortized over the expected term of the arrangement of three years which resulted in $5.6 million of amortization during the year ended September 30, 2000. As of September 30, 2000, an intangible asset of $25.6 million remains to be amortized. During the year ended September 30, 2000, 468,041 shares of our common stock underlying a warrant were earned upon attainment of certain milestones related to revenue targets. A total of $23.6 million in amortization expense was recorded for the year ended September 30, 2000.

  Stock-based Compensation

   We recognized stock-based compensation expense associated with stock options granted to employees with an exercise price below market value on the date of grant and unvested stock options issued to employees in conjunction with the SupplierMarket acquisition. These amounts are included as a component of stockholders' equity and are being amortized by charges to operations over the vesting period of the options, consistent with the method described in FIN 28. The amortization of stock-based compensation is presented as a separate component of operating expenses in our Consolidated Statements of Operations. For the years ended September 30, 2000 and 1999, amortization of stock-based compensation is attributable to various cost categories as follows (in thousands):

                            2000    1999
                           ------- -------
Cost of revenues.......... $ 1,458 $ 1,084
Sales and marketing.......   7,425   6,569
Research and development..   3,475   2,998
General and administrative   5,693   3,933
                           ------- -------
   Total.................. $18,051 $14,584
                           ======= =======

   As of September 30, 2000, we had an aggregate of $130.0 million of deferred stock-based compensation remaining to be amortized.

  Interest Income

   Interest income totaled $15.7 million for the year ended September 30, 2000, an increase of 547% over interest income of $2.4 million for the year ended September 30, 1999. This increase is primarily attributable to interest income resulting from higher average cash balances during fiscal 2000.

  Provision for Income Taxes

   We recorded income tax expenses of $1.9 million relating to our international subsidiaries for the year ended September 30, 2000.

  Liquidity and Capital Resources

   As of September 30, 2001, we had $217.9 million in cash, cash equivalents and short-term investments, $43.1 million in long-term investments and $32.6 million in restricted cash, for total cash and investments of $293.6 million, and $57.6 million in working capital. During the year ended September 30, 2001, we received $44.0 million and $8.0 million in cash and cash equivalents from the issuance of common stock in our Japanese and Korean subsidiaries, respectively, to a third party.

   Net cash used in operating activities was approximately $64.5 million for the year ended September 30, 2001, compared to $111.0 million net cash provided by operating activities for the year ended September 30, 2000. Net cash used in operating activities for the year ended September 30, 2001 was primarily attributable to an increase in the net loss for the period (less non-cash expenses) and decreases in deferred revenue and accounts payable. These cash flows used in operating activities were partially offset by increases in accrued liabilities and accrued restructuring and lease abandonment costs. We expect to continue to use net cash in operating activities in fiscal 2002 but at reduced levels compared to fiscal 2001.

   Net cash used in investing activities was approximately $139.7 million for the year ended September 30, 2001, which primarily reflects purchases of property and equipment, purchase and redemption of our investments and the increase in restricted cash. We expect net cash used in investing activities to decline in fiscal 2002 compared to fiscal 2001, primarily as a result of lower anticipated expenditures for property and equipment.

   Net cash provided by financing activities was approximately $83.3 million for the year ended September 30, 2001, primarily from the issuance of common stock of our Japanese and Korean subsidiaries to third parties and by proceeds from the exercise of stock options.

   Capital expenditures were $91.2 million and $47.1 million for the years ended September 30, 2001 and 2000, respectively. Our capital expenditures consisted of purchases of operating resources to manage our operations, primarily including leasehold improvements for our headquarters in Sunnyvale, California and to a lesser extent, including computer hardware and software and office furniture and equipment. As of September 30, 2001, we had no significant capital expenditure commitments other than lease commitments of $402,000. Although we anticipate that the recent restructuring of our operations will reduce our capital expenditures over the near term, these expenditures may increase over the longer term.

   In March 2000, we entered into a new facility lease agreement for approximately 716,000 square feet to be constructed in four office buildings and an amenities building in Sunnyvale, California as our headquarters. The lease term commenced in phases from January through April 2001, upon completion of construction and possession of each building and ends on January 24, 2013. Minimum monthly lease payments are $2.1 million and will escalate annually with the total future minimum lease payments amounting to $378.2 million over the lease term. We have also contributed a significant amount towards leasehold improvement costs of the facility. As of September 30, 2001, we paid $79.2 million for leasehold improvements to the facility. The total estimated cost of leasehold improvements is approximately $80.1 million, but is subject to change. These leasehold improvement payments are estimated to be fully paid during the quarter ending December 31, 2001. As part of this agreement, we are required to hold two certificates of deposit, $25.7 million as a form of security through fiscal 2013 and $2.5 million as security during the remaining construction, which are classified as restricted cash on the Consolidated Balance Sheets.

   In connection with our restructuring program initiated in the third quarter of fiscal 2001, we consolidated our operating facilities. Lease termination costs include the abandonment of certain excess leased facilities in Mountain View and Sunnyvale, California; Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Burlington, Massachusetts, Florham Park, New Jersey, Dallas, Texas,, and Singapore for the remaining lease terms. This cost totaled $116.1 million, which includes the impairment of leasehold improvements related to the abandoned leased facilities totaling $66.6 million. Total lease termination costs include the abandonment of leasehold improvements and the remaining lease liabilities and brokerage fees, offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analyses provided by a commercial real estate brokerage firm retained by us. As of September 30, 2001, $30.3 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be utilized by fiscal 2013. See Note 7 of Notes to Consolidated Financial Statements for additional information.

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

   Although our existing cash, cash equivalent and investment balances are expected to decline further during fiscal 2002, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months. Given the significant changes in our business and results of operations in fiscal 2001, the decline in cash, cash equivalents and investments balances may be greater than presently anticipated. After fiscal 2002, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Recent Accounting Pronouncements

   In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We are required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective October 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The adoption of SFAS No. 141 did not have a significant impact on our consolidated financial statements. Because of the extensive effort needed to comply with adopting SFAS No. 142, which we will adopt by October 1, 2002, it is not practicable to reasonably estimate the impact of adopting this Statement on our consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS
121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Accounting Principles Board (APB) No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121 an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. We are required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plan to adopt its provisions for the quarter ending December 31, 2002. Management does not expect the adoption of SFAS No. 144 related to these types of activities to have a material impact on our financial statements related to long-lived assets held for use because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No.
121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on our financial statements.

   In November 2001, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. EITF No. 01-9 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, Accounting for Certain Sales Incentives, EITF No. 00-22 Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future and No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. We are evaluating the impact of EITF No. 01-09 and do not believe that upon adoption will have a significant impact on our financial statements. Nonetheless, any impact on the Company's previously issued financial statements would be limited to a reclassification of amounts between operating expenses and revenues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market Risk

   In the normal course of business, we are exposed to market risk related to fluctuations in interest rates, market prices and foreign currency exchange rates. We address these risks through a risk management program that includes the use of derivative financial instruments. Under established procedures and controls, we enter into contractual arrangements or derivatives to hedge our exposure to foreign exchange rate risk. The counter parties to these contractual arrangements are major financial institutions. We do not use derivative financial instruments for speculative or trading purposes.

   We develop products in the United States and market our products in the United States, Latin America, Europe, Canada, Asia Pacific and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. For the years ended September 30, 2001, 2000 and 1999, approximately 26%, 22% and 15%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

  Foreign Currency Exchange Rate Risk

   We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currency. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the US Dollar amount of future firm commitments denominated in a foreign currency. All hedge instruments are marked to market through earnings every period. We believe that these forward contracts do not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts are offset by losses and gains on the underlying assets and liabilities.

   All contracts have a maturity of less than one year and we do not defer any gains and losses, as they are all accounted for through earnings every period.

   The following table provides information about our foreign exchange forward contracts outstanding as of September 30, 2001, (in thousands):


                                                      Contract Value
                                                      --------------- Fair Value
Foreign Currency                             Buy/Sell Currency  USD     in USD
----------------                             -------- -------- ------ ----------
JPY.........................................   Buy    100,000  $  851   $  849
CAD.........................................   Buy        700  $  446   $  445
SEK.........................................   Buy      4,700  $  445   $  436
EUR.........................................   Buy      3,300  $3,029   $3,042

   Ariba had no foreign exchange forward contracts in place prior to fiscal
2001.

   Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be fully offset by exchange losses and gains on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from unhedged foreign currency exposures.

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

   Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. During the first quarter of fiscal 2001, we entered into a high grade investment at a cost of $7.0 million, with a maturity date in the first quarter of fiscal 2002. During fiscal 2001, the sale of this investment resulted in a realized loss of $1.4 million. Our investments may fall short of expectations due to changes in market conditions and as such we may suffer losses at the time of sale due to the decline in market value. All investments in the table below are carried at market value, which approximates cost. Our interest rate risk has been minimal as interest expense related to lease commitments have been immaterial for the year ended September 30, 2001.

   The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio (in thousands except for interest rates).

                              Year      Year      Year      Year      Year
                             ending    ending    ending    ending    ending
                            Sept. 30, Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                              2002      2003      2004      2005      2006    Thereafter  Total
                            --------- --------- --------- --------- --------- ---------- --------
Cash equivalents........... $ 87,534        --        --     --        --         --     $ 87,534
Average interest rate......     3.42%       --        --     --        --         --         3.42%
Investments................ $145,931   $21,899   $21,202     --        --         --     $189,032
Average interest rate......     3.81%     6.56%     4.73%    --        --         --         4.23%
Total investment securities $233,464   $21,899   $21,202     --        --         --     $276,566

   Note that these amounts exclude equity investments as described below.

  Other Investments

   Other assets include investments in equity instruments of privately held companies which amounted to $1.3 million and $30.5 million as of September 30, 2001 and 2000, respectively. These investments are accounted for using the cost method and consist of common stock, preferred stock and warrants for common stock. Of these amounts, $715,000 and $13.7 million at September 30, 2001 and 2000, respectively, were received as consideration in connection with software licensing transactions with customers and business partners.

   We determine the fair value for common stock and preferred stock equity investments based on amounts paid by independent third parties in the investees' most recent capital transactions. The fair value of the common stock warrants received is determined using a Black-Scholes option pricing model. The fair value of these equity investments in private companies totaled approximately $507,000 and $4.4 million at September 30, 2001 and 2000, respectively. These investments are reviewed each reporting period for declines considered other-than-temporary, and, if appropriate, written down to their estimated fair value.

   During the year ended September 30, 2001, we determined that these investments had incurred a decline in value that was other-than-temporary and reduced the equity investments to an estimated fair value by a charge of $28.7 million to the Consolidated Statement of Operations.

   Equity investments in publicly traded companies for which we do not have the ability to exercise significant influence are classified as available-for-sale and stated at fair value based on quoted market prices. Adjustments to the fair value of available-for-sale investments are recorded as a component of other comprehensive income (loss).

   During the year ended September 30, 2001, we also sold common stock held in two public companies for proceeds of approximately $310,000. Common stock in public companies is subject to significant risk based on the recent volatility of stock markets around the world. As of September 30, 2001 we held one investment in a publicly traded company totaling approximately $7,400 which is classified as a long-term investment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following consolidated financial statements, and the related notes thereto, of Ariba and the Report of Independent Auditors are filed as a part of this Form 10-K.

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
Independent Auditors' Report....................................................................   53
Consolidated Balance Sheets as of September 30, 2001 and 2000...................................   54
Consolidated Statements of Operations and Comprehensive Loss for the years ended September 30,
  2001, 2000 and 1999...........................................................................   55
Consolidated Statements of Stockholders' Equity for the years ended September 30, 2001, 2000 and
  1999..........................................................................................   56
Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999.....   57
Notes to Consolidated Financial Statements......................................................   58

                         Independent Auditors' Report

To The Board of Directors and
Stockholders of Ariba, Inc.:

   We have audited the accompanying consolidated balance sheets of Ariba, Inc. and subsidiaries (the Company) as of September 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2001. Our audits also included the related financial statement schedule listed in Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ariba, Inc. and subsidiaries at September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ KPMG LLP

Mountain View, California
October 19, 2001

                         ARIBA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                    September 30, September 30,
                                                                                        2001          2000
                                                                                    ------------- -------------
ASSETS
Current assets:
   Cash and cash equivalents.......................................................  $    71,971   $  195,241
   Short-term investments..........................................................      145,931       84,974
   Restricted cash.................................................................        2,800        3,500
   Accounts receivable, net of allowance for doubtful accounts of $14,454 and
     $13,791 in 2001 and 2000, respectively........................................       27,336       61,892
   Prepaid expenses and other current assets.......................................       35,963       26,817
                                                                                     -----------   ----------
       Total current assets........................................................      284,001      372,424
Property and equipment, net........................................................       50,353       56,049
Long-term investments..............................................................       43,109       53,976
Restricted cash....................................................................       29,771       28,537
Other assets.......................................................................        3,007       42,754
Goodwill and other intangible assets, net..........................................      877,806    3,262,138
                                                                                     -----------   ----------
       Total assets................................................................  $ 1,288,047   $3,815,878
                                                                                     ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................  $    28,395   $   54,458
   Accrued compensation and related liabilities....................................       53,285       54,421
   Accrued liabilities.............................................................       56,072        8,167
   Restructuring costs.............................................................       18,339           --
   Deferred revenue................................................................       70,006      101,245
   Current portion of other long-term liabilities..................................          296          536
                                                                                     -----------   ----------
       Total current liabilities...................................................      226,393      218,827
Restructuring costs, net of current portion........................................       12,855           --
Deferred revenue, net of current portion...........................................      107,055       98,457
Other long-term liabilities, net of current portion................................          106          402
                                                                                     -----------   ----------
       Total liabilities...........................................................      346,409      317,686
                                                                                     -----------   ----------
Minority interests.................................................................       15,720           --

Commitments and contingencies

Stockholders' equity:
   Convertible preferred stock, $.002 par value; 20 million shares authorized; no
     shares issued and outstanding as of September 30, 2001 and 2000, respectively.           --           --
   Common stock, $.002 par value; 1.5 billion shares authorized; 259,850,000 and 247,816,682 shares issued and outstanding as of September 30, 2001
     and 2000, respectively........................................................          520          495
   Additional paid-in capital......................................................    4,477,971    4,466,325
   Deferred stock-based compensation...............................................      (33,023)    (130,003)
   Accumulated other comprehensive loss............................................       (1,172)        (918)
   Accumulated deficit.............................................................   (3,518,378)    (837,707)
                                                                                     -----------   ----------
       Total stockholders' equity..................................................      925,918    3,498,192
                                                                                     -----------   ----------
          Total liabilities and stockholders' equity...............................  $ 1,288,047   $3,815,878
                                                                                     ===========   ==========

         See accompanying notes to consolidated financial statements.

                         ARIBA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS
                     (in thousands, except per share data)

                                                                                       Year Ended September 30,
                                                                                  ---------------------------------
                                                                                     2001         2000       1999
                                                                                  -----------  ----------  --------
Revenues:
   License....................................................................... $   269,272  $  198,790  $ 26,768
   Maintenance and service.......................................................     139,576      80,249    18,604
                                                                                  -----------  ----------  --------
      Total revenues.............................................................     408,848     279,039    45,372
                                                                                  -----------  ----------  --------
Cost of revenues:
   License.......................................................................      17,801      12,572       724
   Maintenance and service (exclusive of stock-based compensation expense of
    $3,442, $1,458 and $1,084 for the years ended September 30, 2001, 2000 and
    1999, respectively)..........................................................      68,208      34,947     8,089
                                                                                  -----------  ----------  --------
      Total cost of revenues.....................................................      86,009      47,519     8,813
                                                                                  -----------  ----------  --------
   Gross profit..................................................................     322,839     231,520    36,559
                                                                                  -----------  ----------  --------
Operating expenses:
   Sales and marketing (exclusive of stock-based compensation expense of
    $13,796, $7,425 and $6,569 for the years ended September 30, 2001, 2000 and 1999, respectively and exclusive of $34,075 and $29,251 of business partner warrant expense for the years ended September 30, 2001 and 2000,
    respectively)................................................................     269,686     207,234    33,859
   Research and development (exclusive of stock-based compensation expense of
    $4,009, $3,475 and $2,998 for the years ended September 30, 2001, 2000 and
    1999, respectively)..........................................................      90,879      39,017    11,620
   General and administrative (exclusive of stock-based compensation expense of
    $15,389, $5,693 and $3,933 for the years ended September 30, 2001, 2000
    and 1999, respectively)......................................................      64,409      29,172     7,917
   Amortization of goodwill and other intangible assets..........................     941,526     688,588        --
   In-process research and development...........................................          --      27,350        --
   Business partner warrants.....................................................      34,075      29,251        --
   Stock-based compensation......................................................      36,636      18,051    14,584
   Restructuring and lease abandonment costs.....................................     133,582          --        --
   Impairment of goodwill, other intangible assets and equity investments........   1,437,572          --        --
   Merger related costs..........................................................       9,185          --        --
                                                                                  -----------  ----------  --------
      Total operating expenses...................................................   3,017,550   1,038,663    67,980
                                                                                  -----------  ----------  --------
   Loss from operations..........................................................  (2,694,711)   (807,143)  (31,421)
   Interest income...............................................................      18,629      15,748     2,434
   Interest expense..............................................................        (434)       (220)     (126)
   Other income (expense)........................................................       2,155         803       (89)
                                                                                  -----------  ----------  --------
   Net loss before income taxes..................................................  (2,674,361)   (790,812)  (29,202)
Provision for income taxes.......................................................       6,310       1,963        98
                                                                                  -----------  ----------  --------
Net loss......................................................................... $(2,680,671) $ (792,775) $(29,300)
                                                                                  ===========  ==========  ========
Net loss per share--basic and diluted............................................ $    (10.96) $    (4.10) $  (0.42)
                                                                                  ===========  ==========  ========
Weighted average shares used in computing basic and diluted net loss per share... $   244,614  $  193,417  $ 70,064
                                                                                  ===========  ==========  ========
Comprehensive loss:
Net loss......................................................................... $(2,680,671) $ (792,775) $(29,300)
                                                                                  -----------  ----------  --------
   Unrealized gain (loss) on investments.........................................       2,184        (523)     (283)
   Foreign currency translation adjustment.......................................      (2,438)       (174)        1
                                                                                  -----------  ----------  --------
Other comprehensive loss.........................................................        (254)       (697)     (282)
                                                                                  -----------  ----------  --------
Comprehensive loss............................................................... $(2,680,925) $ (793,472) $(29,582)
                                                                                  ===========  ==========  ========

         See accompanying notes to consolidated financial statements.

                         ARIBA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except share amounts)


                            Convertible
                          Preferred Stock      Common Stock     Additional    Deferred    Accumulated                   Total
                         -----------------  ------------------   Paid-In    Stock-Based  Comprehensive Accumulated  Stockholders'
                           Shares    Amount   Shares     Amount  Capital    Compensation     Loss        Deficit       Equity
                         ----------  ------ -----------  ------ ----------  ------------ ------------- -----------  -------------
Balances at September
 30, 1998...............  4,461,294   $ 9    76,368,160   $152  $   28,104   $  (2,735)     $    61    $   (15,632)  $     9,959
Exercise of stock
 options................         --    --    13,765,792     28       5,948          --           --             --         5,976
Issuance of common stock         --    --    23,028,800     46     121,212          --           --             --       121,258
Exercise of warrants
 for common stock.......         --    --     2,011,388      4          (4)         --           --             --            --
Conversion of preferred
 stock.................. (4,461,294)   (9)   71,380,704    142        (133)         --           --             --            --
Repurchase of common
 stock..................         --    --    (4,798,580)    (8)         (4)         --           --             --           (12)
Deferred stock-based
 compensation...........         --    --            --     --      36,027     (36,027)          --             --            --
Amortization of
 stock-based
 compensation...........         --    --            --     --          --      14,584           --             --        14,584
Unrealized investment
 loss, net..............         --    --            --     --          --          --         (283)            --          (283)
Foreign currency
 translation adjustment.         --    --            --     --          --          --            1             --             1
Net loss................         --    --            --     --          --          --           --        (29,300)      (29,300)
                         ----------   ---   -----------   ----  ----------   ---------      -------    -----------   -----------
Balances at September
 30, 1999...............         --   $--   181,756,264   $364  $  191,150   $ (24,178)     $  (221)   $   (44,932)  $   122,183
Exercise of stock
 options................         --    --    12,715,386     25      19,240          --           --             --
Issuance of common stock         --    --     6,657,881     13     843,504          --           --             --       843,517
Issuance of common
 stock related to
 acquisitions...........         --    --    46,583,322     92   3,333,403          --           --             --     3,333,495
Exercise of warrants
 for common stock.......         --    --       264,779      1          (1)         --           --             --            --
Repurchase of common
 stock..................         --    --      (160,950)    --         (77)         --           --             --           (77)
Deferred stock-based
 compensation...........         --    --            --     --        (744)        744           --             --            --
Deferred stock-based
 compensation related
 to acquisition.........         --    --            --     --          --    (124,620)          --             --      (124,620)
Business partner warrant         --    --            --     --      79,850          --           --             --        79,850
Amortization of
 stock-based
 compensation...........         --    --            --     --          --      18,051           --             --        18,051
Unrealized investment
 loss, net..............         --    --            --     --          --          --         (523)            --          (523)
Foreign currency
 translation adjustment.         --    --            --     --          --          --         (174)            --          (174)
Net loss................         --    --            --     --          --          --           --       (792,775)     (792,775)
                         ----------   ---   -----------   ----  ----------   ---------      -------    -----------   -----------
Balances at September
 30, 2000...............         --   $--   247,816,682   $495  $4,466,325   $(130,003)     $  (918)   $  (837,707)  $ 3,498,192
Exercise of stock
 options................         --    --     8,161,098     17      21,191          --           --             --        21,208
Issuance of common stock         --    --     1,641,402      3      11,363          --           --             --        11,366
Exercise of warrants
 for common stock.......         --    --       387,027      1          (1)         --           --             --            --
Repurchase of common
 stock..................         --    --    (1,898,709)    (4)       (640)         --           --             --          (644)
Issuance of restricted
 stock..................         --    --     3,742,500      8          (8)         --           --             --            --
Deferred stock-based
 compensation, net
 warrant................         --    --            --     --     (64,344)     64,344           --             --            --
Business partner........         --    --            --     --       8,485          --           --             --         8,485
Amortization of
 stock-based
 compensation...........         --    --            --     --          --      32,636           --             --        32,636
Gain on sale of
 subsidiaries common
 stock..................         --    --            --     --      31,600          --           --             --        31,600
Stockholder contribution         --    --            --     --       4,000          --           --             --         4,000
Unrealized investment
 gain, net..............         --    --            --     --          --          --        2,184             --         2,184
Foreign currency
 translation adjustment.         --    --            --     --          --          --       (2,438)            --        (2,438)
Net loss................         --    --            --     --          --          --           --     (2,680,671)   (2,680,671)
                         ----------   ---   -----------   ----  ----------   ---------      -------    -----------   -----------
Balances at September
 30, 2001...............         --   $--   259,850,000   $520  $4,477,971   $ (33,023)     $(1,172)   $(3,518,378)  $   925,918
                         ==========   ===   ===========   ====  ==========   =========      =======    ===========   ===========

          See accompanying notes to consolidated financial statements

                         ARIBA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                 Year Ended September 30,
                                                                            ----------------------------------
                                                                               2001          2000        1999
                                                                            -----------   ----------   ---------
Operating activities:
Net loss................................................................... $(2,680,671)  $ (792,775)  $ (29,300)
Adjustments to reconcile net loss to net cash used in operating activities:
    Provisions for doubtful accounts.......................................      27,953       14,200          20
    Depreciation and amortization..........................................     971,830      696,283       1,417
    Stock-based compensation...............................................      36,636       18,051      14,584
    In-process research and development....................................          --       27,350          --
    Impairment of equity investments.......................................      28,665           --          --
    Impairment of goodwill and other intangible assets.....................   1,408,907           --          --
    Impairment of leasehold improvements...................................      66,647           --          --
    Non-cash warrant expense, net..........................................      34,076       28,278          27
    Minority interests in net loss of consolidated subsidiaries............      (4,632)          --          --
Changes in operating assets and liabilities:
    Accounts receivable....................................................       4,955      (61,092)     (3,048)
    Prepaid expenses and other assets......................................         992      (42,074)     (1,756)
    Accounts payable.......................................................     (26,841)      49,544       2,884
    Accrued compensation and related liabilities...........................      (5,156)      42,947       5,255
    Accrued liabilities....................................................      63,584      (17,454)      3,570
    Restructuring costs....................................................      31,194           --          --
    Deferred revenue.......................................................     (22,641)     146,739      26,795
                                                                            -----------   ----------   ---------
Net cash provided by (used in) operating activities........................     (64,482)     110,997      20,448
                                                                            -----------   ----------   ---------
Investing activities:
  Purchases of property and equipment, net of acquisitions.................     (91,255)     (47,186)     (7,581)
  Proceeds from the sales of investments...................................     211,475      109,960      10,069
  Purchase of investments..................................................    (259,379)    (133,299)   (106,880)
  Cash acquired from acquisitions..........................................          --      104,480          --
  Direct merger costs......................................................          --      (43,566)         --
  Increase in restricted cash..............................................        (534)     (31,237)       (800)
                                                                            -----------   ----------   ---------
  Net cash used in investing activities....................................    (139,693)     (40,848)   (105,192)
                                                                            -----------   ----------   ---------
Financing activities:
  Principal payments on lease obligations..................................        (537)        (794)       (499)
  Proceeds from issuance of common stock...................................      32,574       75,853     127,234
  Proceeds from subsidiary stock offering..................................      51,951           --          --
  Repurchase of common stock...............................................        (644)         (77)        (12)
                                                                            -----------   ----------   ---------
  Net cash provided by financing activities................................      83,344       74,982     126,723
                                                                            -----------   ----------   ---------
Net increase (decrease) in cash and cash equivalents.......................    (120,831)     145,131      41,979
Effect of exchange rates on cash and cash equivalents......................      (2,439)        (174)         --
Cash and cash equivalents at beginning of year.............................     195,241       50,284       8,305
                                                                            -----------   ----------   ---------
Cash and cash equivalents at end of year................................... $    71,971   $  195,241   $  50,284
                                                                            ===========   ==========   =========
Supplemental disclosures of cash flow information:
  Cash paid for interest................................................... $       415   $      194   $     100
                                                                            ===========   ==========   =========
  Cash paid for taxes...................................................... $     1,190   $      134   $      --
                                                                            ===========   ==========   =========
Non-cash investing and financing activities:
  Assets recorded under capital leases..................................... $        --   $       --   $   1,021
                                                                            ===========   ==========   =========
  Common stock and options issued for acquisitions, net of cash acquired... $        --   $3,229,015   $      --
                                                                            ===========   ==========   =========
  Common stock issued for intellectual property, net of cash acquired...... $        --   $  786,929   $      --
                                                                            ===========   ==========   =========
  Stockholder contribution................................................. $     4,000   $       --   $      --
                                                                            ===========   ==========   =========

          See accompanying notes to consolidated financial statements

                         ARIBA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Description of Business and Summary of Significant Accounting Policies

  Description of Business

   Ariba, Inc., along with its subsidiaries (collectively referred to herein as the "Company"), provides software, services and network access to enable corporations to evaluate and manage the cash costs associated with running their business. The Company's products are designed to integrate with its customers' existing applications and infrastructure to enable them to more quickly realize savings. The Company was founded in September 1996 and from that date through March 1997 was in the development stage, conducting research and developing its initial products. In March 1997, the Company began selling its products and related services and currently markets them in the United States, Canada, Europe, Latin America, Asia and Asia Pacific primarily through its direct sales force and indirect sales channels.

  Acquisitions

   To date, business combinations have been accounted for under the purchase method of accounting. The Company includes the results of operations of the acquired business from the acquisition date. Net assets of the companies acquired are recorded at their fair value at the acquisition date. The excess of the purchase price over the fair value of net assets acquired is included in goodwill and other intangible assets in the accompanying consolidated balance sheet. Amounts allocated to in-process research and development are expensed in the period in which the acquisition is consummated.

  Basis of presentation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. As of September 31, 2001, the Company had two subsidiaries with less than 100% ownership, Nihon Ariba K.K and Ariba Korea, Ltd. In accordance with Staff Accounting Bulletin, (SAB) 51, the Company has recorded the gains from sales of subsidiary stock as a capital transaction.

  Use of estimates

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company's accrual for lease abandonment costs.

  Cash and cash equivalents and restricted cash

   The Company considers all highly liquid investments with original maturity dates of 90 days or less at the date of acquisition to be cash equivalents.
Cash equivalents consist of money market funds, commercial paper, government/federal notes and bonds, certificates of deposit, and auction rate preferred stock. Restricted cash comprises amounts held in deposits that are required as collateral under the Company's facilities operating lease agreement.

  Investments

   The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred. The Company uses the cost method to account for certain equity securities in which it has a minority interest and does not exercise significant influence. The Company periodically reviews these investments for other-than-temporary impairment.

  Fair value of financial instruments and concentration of credit risk

   The carrying value of the Company's financial instruments, including cash and cash equivalents, investments, accounts receivable and long-term debt, approximates fair value. Financial instruments that subject the company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company's customer base consists of businesses in North America, Europe, Middle East, Asia, and Latin America. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses. Historically, such losses have been within management's expectations.

   Significant customer information is as follows:

                                               % of Total   % of Accounts
                                                Revenues      Receivable
                                             -------------- --------------
                                             2001 2000 1999 2001 2000 1999
                                             ---- ---- ---- ---- ---- ----
     Customer A.............................  --   --  12%  --   --   --
     Customer B.............................  --   --  --   --   --   11%
     Customer C.............................  --   --  --   --   --   12%
     Customer D.............................  --   --  --   --   12%  --
     Customer E.............................  --   --  --   11%   --  --

  Derivative Financial Instruments

   The Company uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes.

   Foreign Currency Management

   The Company routinely uses forward exchange contracts to hedge its net exposures, by currency, related to the monetary assets and liabilities of its operations denominated in non-functional currency. The Company utilizes forward exchange contracts to hedge trade and intercompany receivables and payables. In addition, from time to time, the Company may enter into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes.

   All hedge contracts are marked to market through earnings every period. The forward foreign exchange contracts requires the Company to exchange foreign currencies for U.S. dollars or vice versa and generally mature in one month or less. As of September 30, 2001, the Company had $4.8 million of outstanding foreign exchange contracts in Canadian Dollars (CAD), Swedish Krona (SEK), Japanese Yen (JPY) and European Currency Units (EURO), that had remaining maturities of one month or less. As of September 30, 2000, the company had no outstanding foreign exchange contracts.

   Adoption of Accounting Standard

   In the first quarter of fiscal 2001, the Company adopted the Statement of Financial Accounting Standards No. 133, (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 which establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Accordingly, the adoption of SFAS No. 133 which occurred in the quarter ended December 2000, did not have a material impact on the Company's financial position, results of operations or cash flows.

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

  Software developed for internal use

   During fiscal 2000, the Company adopted Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that certain costs for the development of internal use software should be capitalized, including the costs of coding, software configuration, upgrades and enhancements. Approximately $4.4 million and $4.8 million of internal use software was capitalized during the years ended September 30, 2001 and 2000, respectively, which is presented on the accompanying consolidated balance sheet as a component of property and equipment.

  Impairment of long-lived assets

   The Company periodically assesses the impairment of long-lived assets, including identifiable intangibles and related goodwill, in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company also periodically assesses the impairment of enterprise level goodwill in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or expected operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period, and the Company's market capitalization relative to net book value. When the Company determines that the carrying value of goodwill may not be recoverable, the Company measures any impairment using a projected discounted cash flow model with a discount rate commensurate with the risk inherent in the Company's current business model.

  Revenue recognition

   The Company's revenue consists of fees for licenses of the Company's software products, maintenance, hosted services, customer training and consulting. Cost of license revenue primarily includes product, delivery and royalty costs. Cost of maintenance and service revenue consists primarily of labor costs for engineers performing implementation services and technical support and training personnel and facilities and equipment cost.

   The Company's Ariba Enterprise Spend Management solution consists of three component solutions: Ariba Analysis, Ariba Enterprise Sourcing and Ariba Procurement. The Company's primary software products in fiscal

2001 were Ariba Buyer, Ariba Sourcing, Ariba Dynamic Trade and Ariba Marketplace. Ariba Enterprise Sourcing, which was introduced in late fiscal 2001, is derived from Ariba Dynamic Trade and Ariba Sourcing, which are still available as separate products. Ariba Sourcing and Ariba Marketplace are also available as hosted applications. The Company's primary products in fiscal 2000 were Ariba Buyer and, to a lesser extent, Ariba Marketplace, and the Company's primary product in fiscal 1999 was Ariba Buyer.

   The Company licenses its products through its direct sales force and indirectly through resellers. The Company's license agreements for such products do not provide for a right of return, and historically product returns have not been significant. The Company does not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. The products are either purchased under a perpetual license model or under a time-based license model. Access to the Ariba Supplier Network, formerly known as the Ariba Commerce Services Network, is available to all Ariba customers as part of their maintenance agreements. The Company does not expect to generate significant revenues from offering access to its Ariba Supplier Network.

   The Company recognizes revenue on its software products in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. The Company also adopted Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements in the first quarter of fiscal 2001. The adoption of SAB 101 did not have a significant impact on the Company's consolidated financial statements. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations by the Company with regard to implementation remain; the fee is fixed and determinable; and collectibility is probable. The Company considers all arrangements with payment terms extending beyond one year to not be fixed and determinable, and revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

   If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year) and revenue allocated to training and other service elements is recognized as the services are performed. Revenue from hosted applications is recognized ratably over the term of the arrangement. The proportion of revenue recognized upon delivery may vary from quarter to quarter depending upon the relative mix of licensing arrangements and the availability of vendor specific objective evidence of fair value for undelivered elements.

   Certain of the Company's perpetual and time-based licenses include unspecified additional products and/or payment terms that extend beyond twelve months. The Company recognizes revenue from perpetual and time-based licenses that include unspecified additional software products ratably over the term of the arrangement. Revenue from those contracts with extended payment terms is recognized at the lesser of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fee was fixed or determinable.

   Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed. If the Company provides consulting services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Such contracts typically consist of implementation management services and are generally on a time and materials basis. These arrangements occur infrequently as implementation of the Company's products is typically managed by third party consultants.

   The Company's customers include certain suppliers from whom, on occasion, the Company has purchased goods or services for the Company's operations at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated and recorded at terms the Company considers to be arm's-length. During the year ended September 30, 2001, the Company recognized an immaterial amount of software license revenues from such transactions. The Company did not have any of these transactions in fiscal 2000 or fiscal 1999.

  Accounts Receivable

   Accounts receivable include amounts due from customers for which revenue has been recognized. Deferred revenue includes amounts received from customers for which revenue has not been recognized that generally results from deferred maintenance and support, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized as revenue upon delivery of our product, as services are rendered, or as other requirements requiring deferral under SOP 97-2 are satisfied.

  Research and development

   In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the Company's software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, no development costs have been capitalized.

  Advertising expense

   Advertising costs are expensed as incurred and totaled $2.2 million, $7.6 million and $129,000 during the years ended September 30, 2001, 2000 and 1999, respectively.

  Stock-based compensation

   The Company accounts for its employee stock-based compensation plans in accordance with APB Opinion No. 25 (APB Opinion No. 25), Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, and complies with the disclosure provisions of SFAS No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost is recognized for any of the Company's fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

  Equity instruments received in conjunction with licensing transactions

   Equity instruments received in conjunction with licensing transactions are recorded at their estimated fair market value and included in the measurement of the related license revenue in accordance with EITF No. 00-8, Accounting by a Grantee for an Equity Investment to Be Received in Conjunction with Providing Goods and Services.

  Income taxes

   Income taxes are computed using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

  Net loss per share

   Net loss per share is calculated in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase and in escrow related to acquisitions. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares are comprised of shares of restricted common stock, shares held in escrow, and incremental common shares issuable upon the exercise of stock options and warrants.

  Comprehensive income

   The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Tax effects of other comprehensive income or loss are not considered material for any period.

  Foreign currency translation

   The Company translates the assets and liabilities of international subsidiaries whose functional currency is the local currency rather than the U.S. dollar, into dollars at the current rates of exchange in effect at the balance sheet date. Local functional currencies used in non-US subsidiaries consist of the following: Argentina (ARS), Australia (AUD), Brazil (BRL), Canada (CAD), European Union, (EURO), Hong Kong (HKD), Italy (ITL), India
(INR), Japan (JPY), Korea (KRW), Mexico (MXN), New Zealand (NZD), Singapore
(SGD), Sweden (SEK), Switzerland (CHF), Taiwan (TWD) and United Kingdom (GBP). Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from translation adjustments are included in stockholders' equity in the consolidated balance sheet caption "Accumulated other comprehensive loss." Currency transaction gains or losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to the Company's operating results in any period.

  Segment and geographic information

   In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS No. 131, the Company has determined that it does not have separately reportable operating segments. The Company operates in one principal business segment across domestic and international markets. Substantially all of the Company's identifiable assets are in the United States.

  Reclassifications

   Certain reclassifications, none of which affected net income, have been made to prior year amounts to conform to the current year presentation.

  Recent accounting pronouncements

   In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective October 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The adoption of SFAS No. 141 did not have a significant impact on the Company's consolidated financial statements. Because of the extensive effort needed to comply with adopting SFAS No. 142, which the Company will adopt by October 1, 2002, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long- lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. The Company is required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending December 31, 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial statements related to long-lived assets held for use because the impairment assessment under SFAS

No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

   In November 2001, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. EITF No. 01-9 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, Accounting for Certain Sales Incentives, EITF No. 00-22 Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future and EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. The Company is evaluating the impact of EITF No. 01-9 and does not believe that upon adoption it will have a significant impact on the Company's financial statements. Nonetheless, any impact would be limited to a reclassification of amounts between operating expenses and revenues.

Note 2--Balance Sheet Components

   Accounts receivable consisted of the following as of September 30, 2001 and 2000 (in thousands):

                                                          September 30,
                                                       ------------------
                                                         2001      2000
                                                       --------  --------
     Accounts receivable.............................. $ 41,790  $ 75,683
     Allowance for doubtful accounts..................  (14,454)  (13,791)
                                                       --------  --------
     Accounts receivable, net......................... $ 27,336  $ 61,892
                                                       ========  ========

   The provision for doubtful accounts amounted to approximately $27.9 million and $14.2 million for the years ended September 30, 2001 and 2000, respectively, and is classified as a sales and marketing expense in the Company's Consolidated Statements of Operations.

   Prepaid expenses and other current assets consisted of the following as of September 30, 2001 and 2000 (in thousands):

                                                         September 30,
                                                        ---------------
                                                         2001    2000
                                                        ------- -------
        Business partner receivable.................... $20,000 $13,750
        Other receivables..............................   5,149   5,269
        Prepaid rent...................................   4,659   3,952
        Other prepaid expenses.........................   6,155   3,846
                                                        ------- -------
        Total prepaid expenses and other current assets $35,963 $26,817
                                                        ======= =======

   In the quarter ended June 30, 2000, the Company entered into an agreement with a third party. The business partner relationship was undertaken as part of the Company's vertical industry strategy to obtain a major partner in the financial services industry. The agreement provides that the Company will receive $25.0 million in guaranteed gainshare revenues to be paid over a period of two years and as of September 30, 2001, $20.0 million remains outstanding to be collected. As of September 30, 2000, $13.8 million represented the current portion of the guaranteed gainshare and the non-current portion of $11.2 million is classified as other assets. See Note 10 of Notes to Consolidated Financial Statements for further discussion of this arrangement.

   Other receivables for fiscal 2001 and 2000 primarily consists of interest receivable and employee advances. Other prepaid expenses for fiscal 2001 and 2000 consists of prepaid software licenses and maintenance for software for internal use and prepaid royalties.

   Property and equipment consisted of the following (in thousands):

                                                            September 30,
                                                          -----------------
                                                            2001     2000
                                                          --------  -------
   Computer equipment and software....................... $ 41,182  $26,250
   Office equipment......................................    8,910    4,233
   Furniture and fixtures................................   17,131    3,825
   Leasehold improvements................................   21,913   31,609
                                                          --------  -------
                                                            89,136   65,917
   Less accumulated depreciation and amortization........  (38,783)  (9,868)
                                                          --------  -------
   Total property and equipment, net..................... $ 50,353  $56,049
                                                          ========  =======

   During the year ended September 30, 2001, the Company recorded a charge of $66.6 million related to the impairment of leasehold improvements of abandoned facilities. See Note 7 of Notes to Consolidated Financial Statements for more detailed information.

   Certain computer equipment, software and office equipment are recorded under capital leases that aggregated $1.3 million as of September 30, 2001 and 2000, respectively. As of September 30, 2001 and 2000, property and equipment under capital leases carried a net book value of $0 and $344,000, respectively.

   Depreciation and amortization expense of property and equipment totaled $28.9 million, $7.7 million and $1.4 million for the years ended September 30, 2001, 2000 and 1999, respectively.

   Accrued liabilities consisted of the following (in thousands):

                                                            September 30,
                                                            --------------
                                                             2001    2000
                                                            ------- ------
     Professional and consulting fees...................... $ 2,932 $1,834
     Accrued marketing expenses............................  10,511     --
     Customer deposits.....................................  12,082     --
     Accrued taxes.........................................  13,349  4,983
     Deferred rent.........................................   5,823  2,064
     Other accrued liabilities.............................  11,375  1,120
                                                            ------- ------
     Total accrued liabilities............................. $56,072 $8,167
                                                            ======= ======

Note 3--Investments

   The following is a summary of available for sale securities (in thousands):

                                                  September 30, 2001
                                       ----------------------------------------
                                                   Gross      Gross
                                       Amortized Unrealized Unrealized  Fair
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
Money market funds.................... $ 52,843    $   --    $    --   $ 52,843
Certificate of deposit................   63,618        --         --     63,618
Government notes and bonds............   41,598     1,085         --     42,683
Corporate notes/bonds.................   78,644     1,407         --     80,051
Auction rate preferred stock..........    4,800        --         --      4,800
Equity investments in public companies    1,061        --     (1,053)         7
                                       --------    ------    -------   --------
                                       $242,563    $2,493    $(1,053)  $244,002
                                       ========    ======    =======   ========
Included in cash and cash equivalents. $ 54,963    $   --    $    --   $ 54,963
Included in short-term investments....  145,127       804         --    145,931
Included in long-term investments.....   42,474     1,689     (1,053)    43,109
                                       --------    ------    -------   --------
                                       $242,563    $2,493    $(1,053)  $244,002
                                       ========    ======    =======   ========

                                                              September 30, 2000
                                                  ------------------------------------------
                                                              Gross      Gross
                                                  Amortized Unrealized Unrealized
                                                    Cost      Gains      Losses   Fair Value
                                                  --------- ---------- ---------- ----------
Money market funds............................... $185,055     $ --     $    --    $185,055
Certificate of deposit...........................    3,003       --          --       3,003
Commercial paper.................................    9,770       --          --       9,770
Government notes and bonds.......................   54,156      122        (137)     54,141
Corporate notes/bonds............................   66,600      121        (153)     66,568
Auction rate preferred stock.....................   11,690       --         (28)     11,662
Equity investments in public companies...........    1,371      316        (985)        702
                                                  --------     ----     -------    --------
                                                  $331,645     $559     $(1,303)   $330,901
                                                  ========     ====     =======    ========
Included in cash and cash equivalents............ $191,932     $ 17     $    --    $191,949
Included in short-term investments...............   85,078       33        (137)     84,974
Included in long-term investments................   54,633      509      (1,166)     53,976
                                                  --------     ----     -------    --------
                                                  $331,645     $559     $(1,303)   $330,899
                                                  ========     ====     =======    ========

   The following is a summary of the Company's available for sale securities, excluding equity investments, based on contractual maturities. (in thousands):

                                                             September 30,
                                                           -----------------
                                                             2001     2000
                                                           -------- --------
    Due in one year or less............................... $145,931 $ 84,974
    Due after one year through two years..................   21,899   43,957
    Due after two years through three years...............   21,202    9,319
                                                           -------- --------
                                                           $189,032 $138,250
                                                           ======== ========

Note 4--Other Assets

   Other assets include investments in equity instruments of privately held companies which amounted to $1.3 million and $30.5 million as of September 30, 2001 and 2000, respectively. These investments are accounted for using the cost method and consist of common stock, preferred stock and warrants for common stock. Of these amounts, $715,000 and $13.7 million at September 30, 2001 and 2000, respectively, were received as consideration in connection with software licensing transactions with customers and business partners.

   The Company determines the fair value for common stock and preferred stock equity investments based on amounts paid by independent third parties in the investees' most recent capital transactions. The fair value of the common stock warrants received is determined using a Black-Scholes option pricing model. The fair value of these warrant investments in private companies totaled approximately $507,000 and $4.4 million at September 30, 2001 and 2000, respectively. These investments are reviewed each reporting period for declines considered other-than-temporary, and, if appropriate, written down to their estimated fair value.

   During the year ended September 30, 2001, the Company determined that these investments had incurred a decline in value that was other-than-temporary primarily as a result of the continuing economic slowdown, particularly in the technology sector. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the Company's equity investments may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or expected operating results of the Company's investees, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business and significant negative industry or economic trends. The Company determined that the carrying value of the equity investments had a decline that was other than temporary based upon the existence of one or more of the above indicators of impairment. The impairment charge reduced the equity investments to an estimated fair value consistent with the general economic environment within the technology sector resulting in a charge of $28.7 million to the Consolidated Statement of Operations.

Note 5--Goodwill and Other Intangible Assets

   Goodwill and other intangible assets as of September 30, 2001 and 2000 consisted of the following (in thousands):

                                                      September 30,
                                                 ----------------------
                                                    2001        2000
                                                 ----------  ----------
       Goodwill................................. $  907,103  $3,101,697
       Assembled workforce......................     11,127      13,000
       Covenants not-to-compete.................      1,300       1,300
       Trademarks...............................         --       2,000
       Core technology..........................     17,392      20,200
       Intellectual property agreement..........    786,929     786,929
       Business partner warrants................         11      31,221
                                                 ----------  ----------
                                                  1,723,862   3,956,347
       Less: accumulated amortization...........   (846,056)   (694,209)
                                                 ----------  ----------
       Goodwill and other intangible assets, net $  877,806  $3,262,138
                                                 ==========  ==========

   Amortization of goodwill and other intangible assets was $967.1 million and $694.2 million for the years ended September 30, 2001 and 2000, respectively. These amounts include $25.6 million and $5.6 million of business partner warrant expense and related impairment charge recorded for the years ended September 30, 2001 and 2000, respectively.

  Acquisitions

   TradingDynamics

   On January 20, 2000, the Company acquired TradingDynamics, Inc. ("TradingDynamics"), which provided Internet-based trading applications. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since January 20, 2000, TradingDynamics' results of operations have been included in the Company's Consolidated Statements of Operations. The fair value of the intangible assets acquired was determined based upon a valuation using a combination of methods, including a cost approach for the assembled workforce, an income approach for the covenants not-to-compete and an income approach for the core technology.

   The purchase price of approximately $465.0 million consisted of an exchange of 7,274,656 shares of the Company's common stock with a fair value of $371.9 million, and assumed stock options with a fair value of $91.7 million. The fair value of the common stock options was determined using a Black-Scholes option pricing model with the following assumptions: risk-free rate of 6.53%, expected life of 3.0 years, expected dividend rate of 0%, and volatility of 96%. There were also $1.4 million of direct transaction costs related to the merger, consisting primarily of payments for financial advisor and other professional fees. Of the total purchase price, $224,000 was allocated to property and equipment, $13.4 million was allocated to net liabilities assumed, excluding property and equipment, and the remainder was allocated to intangible assets, including in-process research and development ($950,000), core technology ($4.4 million), covenants not-to-compete ($1.3 million), assembled workforce ($1.1 million) and goodwill ($470.5 million). The acquired in-process research and development related to the acquisition are technologies representing the processes and expertise employed to design and develop electronic commerce solutions. As of the acquisition date, this in-process research and development consisted of TradingDynamics' Market Suite Product Version 1.5. The Company determined the acquired in-process research and development had not reached technological feasibility and had no alternative future uses based on a review by the Company's software engineers. The efforts required to complete the acquired in-process research and development included the completion of all planning, designing and testing activities that were necessary to establish that the product would be produced to meet its design requirements, including functions, features and technical performance requirements. As of September 30, 2000, the Company had incorporated and released this technology as its Dynamic Trade product.

   The value of the acquired in-process research and development was computed using a discounted rate of 25% on the anticipated income stream of the related product revenues. The discount rate was applied giving specific consideration to the risks and attributes of the subject assets. The discounted cash flow analysis was based on management's forecast of future revenues which assumed a compound annual growth rate of 151%. These forecasts were based on management's estimates and the growth potential of the market. The discounted cash flow analysis was also based on management's forecast of cost of revenues and operating expenses related to the products and technologies purchased from TradingDynamics. The calculation of value was then adjusted to reflect only the value creation efforts of TradingDynamics prior to the close of the acquisition. At the time of the acquisition, the product was approximately 90% complete. The remaining costs to complete the project, which were not significant, were incurred in fiscal 2000. The resultant value of in-process research and development was further reduced by the estimated value of core technology and was expensed in the period the transaction was consummated. The acquired intangible assets are being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $39.7 million during the amortization period, subject to the effects of certain new accounting pronouncements as described in Note 1 of Notes to Consolidated Financial Statements. For the year ended September 30, 2001, amortization of goodwill and other intangible assets associated with this acquisition totaled $159.4 million.

   The following is a summary of the allocation of the purchase price in the acquisition of TradingDynamics (in thousands):

      Property and equipment................................... $    224
      Net liabilities assumed, excluding property and equipment  (13,447)
      Identifiable intangible assets...........................    6,800
      In-process research and development......................      950
      Goodwill.................................................  470,537
                                                                --------
         Total................................................. $465,064
                                                                ========

    Tradex Technologies, Inc.

   On March 8, 2000, the Company acquired Tradex Technologies, Inc. ("Tradex"), which provided solutions for enabling online marketplaces and exchanges. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since March 8, 2000, the results of operations of Tradex have been included in the Company's Consolidated Statements of Operations. The fair value of the intangible assets was determined based upon a valuation using a combination of methods, including an income approach for the core technology, an income approach for the trademarks and a cost approach for the assembled workforce.

   The purchase price of approximately $2.3 billion consisted of an exchange of 34,059,336 shares of the Company's common stock with a fair value of $2.1 billion and assumed stock options with a fair value of approximately $207.5 million. The fair value of the common stock options was determined using a Black- Scholes option pricing model with the following assumptions: risk free rate of 6.55%, expected life of 3.0 years, expected dividend rate of 0%, and volatility of 96%. There were also $28.8 million of direct transaction costs related to the merger, consisting primarily of payments for financial advisor and other professional fees. Of the total purchase price, $3.5 million was allocated to property and equipment, $75.6 million was allocated to net assets acquired, excluding property and equipment, and the remainder was allocated to intangible assets, including in-process research and development ($11.8 million), core technology ($7.9 million), trademarks ($2.0 million), assembled workforce ($5.4 million) and goodwill ($2.2 billion). There was one project included in in-process research and development for Tradex. The acquired in-process research and development related to the acquisition are technologies representing the processes and expertise employed to design and develop completely new platform architecture based on Enterprise Java Beans, Uses XML documents, and Use of Entity Beans. As of the acquisition date, this in-process research and development consisted of Tradex's product, Commerce Center Version 8.0. The Company determined that the acquired in-process research and development had not reached technological feasibility and had no alternative future uses based on a review by the Company's software engineers. The efforts required to complete the acquired in-process research and development included the completion of all planning, designing and testing activities that are necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. As of September 30, 2000, the Company had incorporated and released this technology as its Ariba Marketplace Standard Edition product.

   The value of the acquired in-process research and development was computed using a discounted rate of 22% on the anticipated income stream of the related product revenues. The discount rate was applied giving specific consideration to the risks and attributes of the subject assets. The discounted cash flow analysis was based on management's forecast of future revenues which assumed a compound annual growth rate of 87.6%. These forecasts were based on management's estimates and the estimated growth potential of the market. The discounted cash flow analysis was also based on management's forecast of cost of revenues and operating expenses related to the products and technologies purchased from Tradex. The calculation of value was then adjusted to reflect only the value creation efforts of Tradex prior to the close of the acquisition. At the time of the acquisition, the product was approximately 33% complete with approximately $693,000 in estimated costs remaining, substantially all of which were incurred in fiscal 2000. The resultant value of in-process research and development was further reduced by the estimated value of core technology. The acquired in-process research and development was expensed in the period the transaction was consummated. Subsequent to the impairment charge discussed below, the acquired Tradex intangible assets are being amortized over their remaining estimated useful lives of two years, subject to the effects of certain new accounting pronouncements as described in
Note 1 of Notes to Consolidated Financial Statements. For the year ended September 30, 2001, amortization of goodwill and other intangible assets associated with this acquisition totaled $371.8 million.

   The following is a summary of the allocation of the purchase price in the acquisition of Tradex (in thousands):

Property and equipment.............................. $    3,502
Net assets assumed, excluding property and equipment     75,679
Identifiable intangible assets......................     15,300
In-process research and development.................     11,800
Goodwill............................................  2,185,000
                                                     ----------
   Total............................................ $2,291,281
                                                     ==========

    SupplierMarket

   On August 28, 2000, the Company acquired SupplierMarket.com, Inc. ("SupplierMarket"), a provider of online collaborative sourcing technologies. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since August 28, 2000, the results of operations of SupplierMarket have been included in the Company's Consolidated Statements of Operations. The fair value of the intangible assets was determined based upon a valuation using a combination of methods, including an income approach for the in-process and core technology, and a cost approach for the value of the assembled workforce.

   The total purchase price of approximately $607.1 million consisted of an exchange of 5,249,330 shares of the Company's common stock with a fair value of $478.7 million and assumed stock options with a fair value of approximately $108.4 million. The fair value of the common stock options was determined using a Black-Scholes option pricing model with the following assumptions: risk-free rate of 6.13%, expected life of 3.0 years, expected dividend rate of 0%, and volatility of 102%. There were also $20.0 million of direct transaction costs related to the merger, consisting primarily of payments for financial advisor and other professional fees. Of the total purchase price, $3.1 million was allocated to property and equipment, $4.2 million was allocated to net assets acquired, excluding property and equipment, $124.6 million was allocated to deferred compensation and the remainder was allocated to intangible assets, including in-process research and development ($14.6 million), core technology ($7.9 million), assembled workforce ($6.5 million) and goodwill ($446.1 million). There was one project included in in-process research and development for SupplierMarket. The acquired in-process research and development related to the acquisition are technologies representing the processes and expertise employed to design and develop new application servers with increased scalability and customer functionality. As of the acquisition date, SupplierMarket had yet to commence shipments of its products and this in-process research and development consisted of its new product architecture. The Company determined the acquired in-process research and development had not reached technological feasibility and had no alternative future uses based on a review by the Company's software engineers. The efforts required to complete the acquired in-process research and development included the completion of all planning, designing and testing activities that are necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. During the quarter ended December 31, 2000, the Company incorporated and released this research and development as its sourcing product.

   The value of the acquired in-process research and development was computed using a discounted rate of 19% on the anticipated income stream of the related product revenues. The discount rate was applied giving specific consideration to the risks and attributes of the subject assets. The discounted cash flow analysis was based on management's forecast of future revenues which assumed a compound annual growth rate of 131.79%. These forecasts were based on management's estimates and the growth potential of the market. The discounted cash flow analysis was also based on management's forecast of cost of revenues and operating expenses related to the products and technologies purchased from SupplierMarket. The calculation of value was then adjusted to reflect only the value creation efforts of SupplierMarket prior to the close of the acquisition. At the time of the acquisition, the product was approximately 53% complete with approximately $158,000 in estimated costs remaining, all of which were incurred by the end of the fiscal quarter ended December 31, 2000. The resultant value of in-process research and development was further reduced by the estimated value of core technology. The acquired in-process research and development was expensed in the period the transaction was consummated.

   The Company recorded deferred stock-based compensation associated with unvested stock options issued to employees in conjunction with the acquisition. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The amortization for the year ended September 30, 2001 is approximately $23.8 million.

   The acquired intangible assets are being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $37.2 million during the amortization period, subject to the effects of certain new accounting pronouncements as described in Note 1 of Notes to Consolidated Financial Statements. For the year ended September 30, 2001, amortization of goodwill and other intangible assets associated with this acquisition totaled $148.3 million.

   The following is a summary of the allocation of the purchase price in the acquisition of SupplierMarket (in thousands):

Property and equipment.............................. $  3,165
Net assets assumed, excluding property and equipment    4,228
Deferred compensation...............................  124,620
Identifiable intangible assets......................   14,400
In-process research and development.................   14,600
Goodwill............................................  446,158
                                                     --------
   Total............................................ $607,171
                                                     ========

   No assurance can be given that actual revenues and operating profit attributable to acquired in-process research and development will not deviate from the projections used to value such research and development in connection with each of the respective acquisitions. Ongoing operations and financial results for acquired businesses and the Company as a whole are subject to a variety of factors which may not have been known or estimable at the date of such acquisition.

  Pro Forma Results (Unaudited)

   The following unaudited pro forma summary presents the Company's consolidated results of operations for the years ended September 30, 2000 and 1999 as if the preceding three acquisitions had been consummated at the beginning of fiscal 1999. The pro forma consolidated results of operations for the year ended September 30, 2000 include certain adjustments, including amortization of goodwill and other intangible assets, amortization of deferred compensation, the elimination of the charge for acquired in-process research and development and inclusion of the preferred stock dividend payable for the Tradex acquisition.

   Pro forma results for the years ended September 30, 2000 and 1999 are as follows (in thousands, except per share amounts):

                                        2000         1999
                                     -----------  -----------
Revenues............................ $   290,972  $    50,621
Net loss............................  (1,390,223)  (1,163,090)
Net loss per share basic and diluted $     (5.79) $    (10.40)

   The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisitions taken place at the beginning of fiscal 1999.

  Impairment

   During the second quarter of fiscal 2001, the Company performed an impairment assessment of goodwill and identifiable intangible assets recorded in connection with its various acquisitions. The assessment was performed primarily due to the significant decline in the Company's stock price, the net book value of assets significantly exceeding the Company's market capitalization, the significant underperformance of the Tradex acquisition relative to projections and the overall decline in industry growth rates which indicated that this trend might continue for an indefinite period. As a result, the Company recorded a $1.4 billion impairment charge in the quarter ended March 31, 2001 to reduce goodwill and other intangible assets associated with the Tradex acquisition to their estimated fair value. The estimate of fair value was based upon the discounted estimated cash flows from the sale of the Marketplace Standard Edition product for the succeeding three years using a discount rate of 18% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management's best estimates. The discount rate was based upon the weighted average cost of capital for comparable companies. Of the total write down, $1.3 million was applied to reduce trademarks to zero with the balance applied to reduce goodwill to $4.7 million. Other remaining intangible assets associated with the Tradex acquisition consist of core technology and assembled workforce valued at $8.5 million which the Company concluded were not impaired. The remaining goodwill and identifiable intangible assets of Tradex will be amortized using the straight-line method over the remaining life of two years, resulting in an aggregate quarterly charge of $1.7 million, except for the effects of certain new accounting pronouncements as described in Note 1 of Notes to Consolidated Financial Statements.

   During fiscal 2001, the Company evaluated the remaining long-lived assets consisting primarily of goodwill and other intangible assets, and determined that an intangible asset recorded in connection with the issuance of a business partner warrant was impaired. The assessment was performed due to communications from the partner that the establishment of vertical marketplaces would significantly underperform original plans and estimated future cash flows were determined to be zero. As a result, the Company determined that the carrying value of the intangible asset was not recoverable and recorded a $17.7 million charge to business partner warrant expense to write-off the remaining net book value of this intangible asset. See Note 10 of Notes to Consolidated Financial Statements for additional information.

Note 6--Income Taxes

   Income taxes for the years ended September 30, 2001, 2000 and 1999 were comprised of the following (in thousands):

                                     Current Deferred Total
                                     ------- -------- ------
                   2001:
                      Federal....... $   --    $ --   $   --
                      State.........    550      --      550
                      Foreign.......  5,760      --    5,760
                                     ------    ----   ------
                          Total..... $6,310    $ --   $6,310
                                     ======    ====   ======
                   2000:
                      Federal....... $   --    $ --   $   --
                      State.........    534      --      534
                      Foreign.......  1,429      --    1,429
                                     ------    ----   ------
                          Total..... $1,963    $ --   $1,963
                                     ======    ====   ======
                   1999:
                      Federal....... $   --    $ --   $   --
                      State.........     --      --       --
                      Foreign.......     98      --       98
                                     ------    ----   ------
                          Total..... $   98    $ --   $   98
                                     ======    ====   ======

   The Company's pretax income (loss) from operations for the fiscal years ended September 30, 2001, 2000 and 1999 consisted of the following components (in thousands):

                         2001        2000       1999
                      -----------  ---------  --------
Domestic............. $(2,587,980) $(793,090) $(29,510)
Foreign.............. $   (86,381)     2,278       308
                      -----------  ---------  --------
   Total pretax loss. $(2,674,361) $(790,812) $(29,202)
                      ===========  =========  ========

   The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% to the loss before income taxes and actual income taxes for the years ended September 30, 2001 and 2000, and of 34% to the loss before income taxes and actual income taxes for the year ended September 30, 1999, is as follows (in thousands):

                                                       2001       2000      1999
                                                     ---------  ---------  -------
Tax expense/(benefit)............................... $(936,026) $(276,784) $(9,929)
State taxes.........................................       550        534       --
Nondeductible goodwill..............................   726,245    188,012       --
Nondeductible expenses..............................    (8,282)     9,010    5,230
Foreign tax differential............................     5,760      1,429       98
Net operating loss for which no benefit was realized   218,063     79,762    4,699
                                                     ---------  ---------  -------
   Total............................................ $   6,310  $   1,963  $    98
                                                     =========  =========  =======

   The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of September 30, 2001 and 2000 are as follows (in thousands):

                                      2001       2000
                                    ---------  ---------
Accruals and allowances............ $ 229,987  $ 100,830
Depreciation and amortization......    13,220         --
Deferred start-up costs............     6,098        144
Credit carryforwards...............    44,700      2,134
Net operating loss carryforwards...   409,337    252,434
                                    ---------  ---------
   Total gross deferred tax assets.   703,342    355,542
Valuation allowance................  (695,943)  (342,563)
                                    ---------  ---------
                                        7,398     12,979
Acquired intangibles...............    (7,398)   (12,889)
Depreciation and amortization......        --        (90)
                                    ---------  ---------
   Net deferred tax assets......... $      --  $      --
                                    =========  =========

   The Company has provided a valuation allowance due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets. The net increase in the total valuation allowance for the years ended September 30, 2001 and 2000, was approximately $353.4 million and $330.4 million, respectively. Included in the net operating loss carryforwards is a tax benefit attributable to noncompensatory stock options of $281.2 million at September 30, 2001 which, when realized, will be a credit to additional paid-in-capital.

   As of September 30, 2001, the Company has net operating loss carryforwards for federal and state tax purposes of approximately $1.1 billion and $387.0 million, respectively. These federal and state carryforwards expire in various years through fiscal 2021 and 2006, respectively. The Company has research credit carryforwards for federal and state tax purpose of approximately $24.8 million and $18.0 million, respectively. If not utilized, the federal carryforwards will expire in various years through fiscal 2021. The state research credit will carry forward indefinitely. The Company also has manufacturer's credit carryforwards for state tax purposes of approximately $1.9 million, which will expire in various years through fiscal 2009.

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

Note 7--Commitments and Contingencies

  Leases

   In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet to be constructed in four office buildings and an amenities building in Sunnyvale, California as the Company's headquarters. The operating lease term commenced in phases from January through April 2001, upon completion of construction and possession of each building, and ends on January 24, 2013. Minimum monthly lease payments are $2.1 million and will escalate annually with the total future minimum lease payments amounting to $378.2 million over the lease term. The Company has also contributed a significant amount towards leasehold improvement costs of the facility. As of September 30, 2001, the Company has paid $79.2 million for leasehold improvements to the facility. The estimated total costs of leasehold improvements is approximately $80.1 million, but is subject to change. These leasehold improvement payments are estimated to be fully paid during the quarter ending December 31, 2001. As part of this agreement, the Company is required to hold two certificates of deposit, $25.7 million as a form of security through fiscal 2013 and $2.5 million as security during the remaining construction, which are classified as restricted cash on the Consolidated Balance Sheets.

   The Company leases certain equipment, software and its facilities under various noncancelable operating and capital leases with various expiration dates through 2013. Rental expense was approximately $37.3 million, $10.6 million and $3.6 million for the years ended September 30, 2001, 2000 and 1999, respectively. As of September 30, 2001, estimated future rents receivable from signed sublease agreements amount to $80.3 million through fiscal 2007. Operating lease payments in the table below represent properties currently occupied by the Company and does not include operating lease commitments for any abandoned properties.

   Future minimum lease payments under noncancelable capital and operating leases are as follows as of September 30, 2001 (in thousands):

                                               Capital Operating
Year Ending September 30,                      Leases   Leases
-------------------------                      ------- ---------
2002..........................................  $315   $ 14,489
2003..........................................   108     12,439
2004..........................................    --     11,818
2005..........................................    --     11,538
2006..........................................    --     11,538
Thereafter....................................    --     75,234
                                                ----   --------
Total minimum lease payments..................   423   $125,518
                                                       ========
Less: Amount representing imputed interest....   (21)
                                                ----
Present value of minimum lease payments.......   402
Less: current portion.........................   296
                                                ----
Capital lease obligation, less current portion  $106
                                                ====

   Interest expense related to capital lease obligations is immaterial for all periods presented.

  Restructuring and Lease Abandonment Costs

   During the third quarter of fiscal 2001, the Company initiated a restructuring program to conform its expense and revenue levels to better position the Company for growth and profitability. As part of this program, the Company restructured its worldwide operations including a reduction in workforce of approximately 1,100 individuals and the consolidation of its operating facilities. The restructuring resulted in a total charge of $133.6 million which was classified within operating expenses. The following paragraphs provide detailed information relating to the restructuring and lease abandonment costs which were recorded in fiscal 2001.

   The following table details restructuring activity through September 30, 2001 (in thousands):

                                                   Severance    Lease
                                                      and    abandonment Leasehold
                                                   benefits     costs    impairment  Total
                                                   --------- ----------- ---------- --------
Balance at September 30, 2000..................... $     --   $     --    $     --  $     --
Total charge to operating expense.................   17,493     49,442      66,647   133,582
Cash paid.........................................  (16,642)   (19,099)         --   (35,741)
Asset impairments applied.........................       --         --     (66,647)  (66,647)
                                                   --------   --------    --------  --------
Balance at September 30, 2001..................... $    851   $ 30,343    $     --    31,194
                                                   ========   ========    ========
Less: current portion.............................                                    18,339
                                                                                    --------
Accrued restructuring and lease abandonment costs,
  less current portion............................                                  $ 12,855
                                                                                    ========

  Worldwide Workforce Reduction

   Severance and related charges primarily include involuntary termination and COBRA benefits, outplacement costs, and payroll taxes. A majority of the terminations, which included sales and marketing, engineering and general administration support personnel, were completed during the third and fourth quarters of fiscal 2001. For the year ended September 30, 2001, total accrued charges for severance and benefits amounted to $17.5 million, of which $16.6 million had been paid or used by fiscal year end. As of September 30, 2001, the remaining accrued balance of approximately $851,000 in severance and related charges consists primarily of COBRA benefits and outplacement costs, which the Company expects will result in cash expenditures in the quarter ending December 31, 2001.

  Consolidation of Excess Facilities

   In the third quarter of fiscal 2001, the Company adopted a plan to consolidate its operating facilities and recorded related restructuring expense of $56.8 million. Lease termination costs relate to the abandonment of certain excess leased facilities in Mountain View and Sunnyvale, California, Tampa, Florida, Alpharetta, Georgia, Burlington, Massachusetts, Florham Park, New Jersey, Lisle, Illinois, Dallas, Texas and Singapore for the remaining lease terms. Total lease termination costs include the impairment of leasehold improvements, remaining lease liabilities and brokerage fees offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analyses provided by a commercial real estate brokerage firm retained by the Company.

   In the fourth quarter of fiscal 2001, the Company revised its estimates and expectations with respect to its corporate headquarters and field offices disposition efforts due to further consolidation and abandonment of additional facilities beyond those initially planned and revised estimates of sublease commencement dates and rental rate projections to reflect continued sharp declines in market conditions. Based on the factors above, an additional charge to lease abandonment costs of $59.2 million was recorded in the fourth quarter of fiscal 2001. For the year ended September 30, 2001, lease abandonment costs totaled $116.1 million, which includes the impairment of leasehold improvements related to the abandoned leased facilities totaling $66.6 million.

   Net cash payments through September 30, 2001 related to abandoned facilities amounted to $19.1 million. Actual future cash requirements may differ materially from the accrual at September 30, 2001, particularly if actual sublease income is significantly different from current estimates. As of September 30, 2001, $30.3 million of lease termination costs, net of anticipated sublease income of $188.2 million related to facilities not yet subleased, remains accrued and is expected to be utilized by fiscal 2013.

  Litigation

   Between March 20, 2001 and June 5, 2001, several purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers or former officers and directors and two of the underwriters of its initial public offering. These actions purport to be brought on behalf of purchasers of the Company's common stock in the period from June 23, 1999, the date of the Company's initial public offering, to December 23, 1999 (in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, relating to the Company's initial public offering. Specifically, among other things, these actions allege the prospectus pursuant to which shares of common stock were sold in the Company's initial public offering, which was incorporated in a registration statement filed with the SEC, contained certain false and misleading statements or omissions regarding the practices of the Company's underwriters with respect to their allocation of shares of common stock in the Company's initial public offering to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused the Company's post-initial public offering stock price to be artificially inflated. The actions seek compensatory damages in unspecified amounts as well as other relief.

   On June 26, 2001, these actions were consolidated into a single action bearing the title In re Ariba, Inc. Securities Litigation, 01 common CIV 2359. On August 9, 2001, that consolidated action was further consolidated before a single judge with cases brought against over a hundred additional issuers and their underwriters that make similar allegations regarding the initial public offerings of those issuers. The latter consolidation was for purposes of pretrial motions and discovery only. The Company intends to defend against the complaints vigorously.

   The Company is also subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company's business, financial condition or results of operations. The Company has accrued for estimated losses in the accompanying financial statements for those matters where it believes that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimatable. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving the Company will not have a material adverse effect on its business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on the Company's business, results of operations of financial condition.

Note 8--Minority Interests in Subsidiaries

   In December 2000, the Company's consolidated subsidiary, Nihon Ariba K.K., issued and sold 38,000 shares, or approximately 41% of its common stock, for cash consideration of approximately $40.0 million to a third party. In April 2001, Nihon Ariba K.K. issued and sold an additional 2% of its common stock for cash consideration of approximately $4.0 million to third parties. Prior to the transactions, the Company held 100% of the equity of Nihon Ariba K.K. in the form of common stock. Nihon Ariba K.K.'s operations consist of the marketing, distribution, service and support of the Company's products in Japan. Under the terms of the agreement, the third party has the right to resell Ariba products in the Japanese market.

   As of September 30, 2001, minority interest of approximately $12.9 million is recorded on the Consolidated Balance Sheet in order to reflect the share of the net assets of Nihon Ariba K.K. held by minority investors. In addition, the Company recognized approximately $4.3 million as an increase to other income for the minority interest's share of Nihon Ariba K.K.'s loss for the year ended September 30, 2001.

   In April 2001, the Company's consolidated subsidiary, Ariba Korea, Ltd., issued and sold 3,800 shares, or approximately 42% of its common stock, for cash consideration of approximately $8.0 million to a third party.

Prior to the transaction, the Company held 100% of the equity of Ariba Korea, Ltd. in the form of common stock. Ariba Korea, Ltd.'s operations consist of the marketing, distribution, service and support of the Company's products in Korea. Under the terms of the agreement, the third party has the right to resell Ariba products in the Korean market.

   As of September 30, 2001, minority interest of approximately $2.8 million is recorded on the Consolidated Balance Sheet in order to reflect the share of the net assets of Ariba Korea, Ltd. held by minority investors. The Company also recognized approximately $370,000 as other income for the minority interest's share of the Ariba Korea, Ltd. loss for the year ended September 30, 2001.

Note 9--Segment Information

   The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in fiscal 1999. SFAS No. 131 establishes standards for reporting information about Operating Segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

   The Company operates in one segment, electronic commerce solutions. The Company markets its products in the United States and in foreign countries through its direct sales force and indirect distribution channels. The Company's chief operating decision maker evaluates resource allocation decisions and the performance of the Company based upon revenue recorded in geographic regions and does not receive financial information about expense allocations on a disaggregated basis.

   Information regarding revenue for the years ended September 30, 2001, 2000 and 1999, and information regarding long-lived assets in geographic areas as of September 30, 2001 and 2000, are as follows (in thousands):

                                For the Years Ended September 30,
                                ---------------------------------
                                   2001        2000       1999
                                 --------    --------    -------
              Revenues:
                 United States. $302,012    $217,554    $38,660
                 International.  106,836      61,485      6,712
                                 --------    --------    -------
                     Total..... $408,848    $279,039    $45,372
                                 ========    ========    =======

                   As of September 30,
                   -------------------
                     2001      2000
                   -------- ----------
Long-Lived Assets:
   United States.. $923,351 $3,341,016
   International..    6,477      3,175
                   -------- ----------
       Total...... $929,828 $3,344,191
                   ======== ==========

   Revenues are attributed to countries based on the location of the Company's customers. The Company's international revenues were derived from sales in Europe, Asia, Asia Pacific and Latin America. The Company had net liabilities of $42.2 million for its international locations as of September 30, 2001.

Note 10--Stockholders' Equity

  Incorporation and Authorized Capital

   The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 1.5 billion shares of common stock, $0.002 par value per share, and 20 million shares of preferred stock, $0.002 par value per share.

  Stock Option Exchange Program

   On February 8, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, Ariba employees were given the opportunity, if they chose, to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date, at least six months and a day from the cancellation date, which was May 14, 2001. Under the exchange program, options for 12.7 million shares of the Company's common stock were tendered and cancelled. On December 3, 2001, the grant of replacement options to participating employees was approved. Each participant employee will receive, for each option included in the exchange, a one-for-one replacement option. The exercise price of each replacement option is $4.02 per share, which was the fair market value of the Company's common stock on December 3, 2001. The replacement options will have terms and conditions that are substantially the same as those of the canceled options. The exchange program is not expected to result in any additional compensation charges or variable plan accounting. Members of the Company's Board of Directors and its officers and senior executives were not eligible to participate in this program.

  Warrants

   In August 1998, in connection with an additional lease line arrangement, the Company issued warrants entitling the holder to purchase 58,176 shares of common stock for a fair value of $31,000. In December 2000, these warrants were fully exercised.

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

   In February 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued unvested warrants to purchase up to 4,800,000 shares of the Company's common stock at various exercise prices based on future prices of the Company's common stock or at predetermined exercise prices. The alliance relationship was entered into to broaden and accelerate adoption of the Company's products in certain international markets. As of September 30, 2001, none of these warrants were vested or were deemed probable of vesting.

   In March 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued an unvested warrant to purchase up to 3,428,572 shares of the Company's common stock at an exercise price of $87.50. The alliance relationship was entered into to take advantage of the business partner's global marketing and consulting resources and to broaden and accelerate adoption of the Company's products. The business partner can partially vest in this warrant each quarter upon attainment of certain periodic milestones related to revenue targets associated with the Company's sales to third parties under registered co-sale transactions and referrals or resale to third parties by the business partner. The warrant generally expires as to any earned or earnable portion when the milestone period expires or eighteen months after the specific milestone is met. The warrant can be earned over approximately a five-year period.

   The Company has accounted for the warrant in accordance with the provisions of EITF No. 96-18. At the end of each quarter, the Company determines which revenue milestones have been met and those milestones for which achievement is considered probable. Business partner warrant expense is measured at the end of a quarter by determining the total fair value of the tranche or tranches of warrants underlying a revenue milestone for which achievement is considered probable. The amount of warrant expense that is recorded in a given quarter is equal to the proportionate share of the expected total warrant expense that was earned by the business partner during the quarter. The fair value of the warrant is determined using the Black-Scholes option pricing model. The amount of warrant expense associated with a given revenue milestone is remeasured at the end of each subsequent quarter until the given revenue milestone is achieved and the related tranche of the warrant vests, at which time the fair value attributable to that tranche of the warrant is fixed. In the event such remeasurement results in an increase or decrease to the initial or previously determined estimate of the total fair value of a particular tranche of the warrant, a cumulative adjustment of warrant expense is made in the current quarter.

   During the years ended September 30, 2001 and 2000, this business partner vested in 982,326 shares and 468,041 shares of this warrant, respectively. Accordingly, $8.5 million and $23.6 million of business partner warrant expense was recorded for this warrant for the years ended September 30, 2001 and 2000, respectively. No amounts related to the unvested portion of this warrant are reflected in the accompanying consolidated financial statements.

   In the quarter ended June 30, 2000, the Company entered into an agreement with a third party. The business partner relationship was undertaken as part of the Company's vertical industry strategy to obtain a major partner in the financial services industry. In connection with the agreement, the Company issued warrants to purchase up to 6,776,000 shares of the Company's common stock at an exercise price based on the ten-day average of the Company's stock price up to and including the vesting date of when the warrant is earned. Upon signing of this agreement, 1,936,000 shares of the Company's common stock underlying the warrants were immediately vested. The remaining warrants vest upon attainment of certain milestones related to contingent revenues (gainshare) to be received by the Company under the terms of a related arrangement. The warrants generally expire when the milestone period expires or one year after the specific milestone is met. As of September 30, 2001, no portion of the remaining warrants have vested or were deemed probable of vesting.

   In accordance with EITF No. 96-18, in the quarter ended June 30, 2000, the Company determined the fair value of the vested warrants to be $56.2 million using the Black-Scholes option pricing model, and a term of one year, risk free interest rate at 6.23%, expected volatility of 103% and no expected dividends. The agreement provides that the Company will receive $25.0 million in guaranteed gainshare revenues to be paid over a period of two years. The Company has determined that the guaranteed $25.0 million represents a partial payment for the warrants which vested upon signing of the agreement and accordingly, the net amount of $31.2 million was recorded as an intangible asset. The guaranteed gainshare of $25.0 million was recorded as a receivable classified as "Other Current Assets" and as of September 30, 2001, $20.0 million remains outstanding to be collected. The intangible asset was being amortized over the expected term of the arrangement of three years. For the years ended September 30, 2001 and 2000, approximately $7.9 million and $5.6 million of the intangible asset was amortized to business partner warrant expense, respectively. No amounts related to the unvested warrants are reflected in the accompanying consolidated financial statements.

   During fiscal 2001, the Company performed an impairment assessment of all identifiable intangible assets including the $31.2 million recorded in connection with these warrants. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or expected operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business and significant negative industry or economic trends. The Company's impairment assessment of this asset was performed due to communications from the partner that the establishment of vertical marketplaces would significantly underperform original plans and estimated future cash flows were determined to be zero. The Company determined that the carrying value of the intangible asset, relating to the business partner in the financial services industry, was impaired and as a result, recorded a $17.7 million impairment charge to business partner warrant expense in the quarter ended June 30, 2001 to write off the remaining net book value of this intangible asset.

   Depending on the trading price of the Company's common stock at the end of each quarter, and on whether subsequent milestones are achieved or considered probable of being achieved, the total amount of the business partner warrant expense recognized could still be substantial.

  Contribution from Stockholder

   During fiscal 2001, a significant stockholder and officer of the Company was deemed to have contributed $4.0 million to the Company in connection with the hiring of an executive officer. This amount has been recorded as a capital contribution in accordance with an Interpretation of APB No. 25 and reflected in the Company's Consolidated Statement of Stockholders' Equity as of September 30, 2001.

  Deferred Stock-Based Compensation

   The Company accounts for its employee stock-based compensation plans in accordance with APB Opinion No. 25, and Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB No. 25. Accordingly, no compensation cost is recognized for any of the Company's fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date.

   During the third and fourth quarters of fiscal 2001, 4.1 million restricted shares of common stock and stock options with exercise prices below current fair market value were issued to certain senior executives, officers and employees of the Company. Restrictions on these restricted shares and stock options lapse ratably over a two to three year period or have up to five year vesting periods that are subject to acceleration if individual performance goals are achieved. Based on the intrinsic value at the date of grant, the Company recorded approximately $24.0 million of deferred stock-based compensation related to the issuance of the restricted common stock and stock options. At September 30, 2001, the weighted-average fair value of restricted stock granted in fiscal 2001 was $2.81. In addition, the Company recorded $4.0 million of stock-based compensation expense for the grant of 2.0 million restricted shares in connection with the severance of a former executive.

   The Company has recorded deferred stock-based compensation totaling approximately $187.1 million from inception through September 30, 2001. Of this amount, $124.6 million related to the acquisition of SupplierMarket, consummated in August 2000. These amounts are being amortized in accordance with FASB Interpretation No. 28 over the vesting period of the individual options and restricted common stock, generally between 2 to 5 years. Amortization of deferred stock-based compensation totaled $36.6 million, $18.0 million and $14.6 million for the years ended September 30, 2001, 2000 and 1999, respectively.

  1996 Stock Plan

   The Company's 1996 Stock Plan ("1996 Stock Plan"), in effect until the Company's initial public offering, authorized the granting of incentive and nonstatutory common stock options to employees, directors, and consultants at exercise prices no less than 100% and 85%, respectively, of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Stock options generally vest 25% after one year of service and thereafter ratably over 36 months of service and generally have a term of ten years. The 1996 Stock Plan also allowed for exercise of unvested options. Shares of common stock issued to employees upon exercise of unvested options are subject to repurchase by the Company at the original exercise price. The Company's ability to repurchase these shares expires at a rate consistent with the vesting schedule of each option. Any right to repurchase shares upon an employee's termination of service lapses and all shares vest if the Company is subject to a change in control unless the Company's repurchase right is assumed by the acquiring entity. As of September 30, 2001, 2,896,968 shares of common stock that had been issued upon the exercise of unvested options were subject to repurchase under the 1996 Stock Plan. Options that expire under the 1996 Stock Plan will be available for future grants under the 1999 Equity Incentive Plan. As no options could be granted out of the 1996 Stock Plan after the Company's initial public offering, there were no shares available for option grants under the 1996 Stock Plan at September 30, 2001.

  1999 Equity Incentive Plan

   The Company's Board of Directors approved the 1999 Equity Incentive Plan ("Incentive Plan") on April 20, 1999. The Incentive Plan was amended on October 4, 2001. Under the Incentive Plan, 9,600,000 shares were reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan and any shares repurchased pursuant to the 1996 Stock Plan will also be available for grant under the Incentive Plan. The number of shares reserved under the Incentive Plan automatically increases annually on January 1 by the lesser of 8,000,000 shares or 5% of the total number of shares of common stock outstanding on that date. Under the Incentive Plan, eligible employees may be granted stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of common stock at the option grant date. As of September 30, 2001, approximately 36,903,793 shares of common stock have been reserved for issuance and 20,190,200 shares are available for grant under the Incentive Plan, respectively.

  1999 Directors' Stock Option Plan

   The Company's Board of Directors adopted the 1999 Directors' Stock Option Plan ("Directors Plan") on April 20, 1999, as amended May 15, 2000, under which 2,000,000 shares were reserved for issuance. Each non-employee joining the Board of Directors after June 22, 1999 automatically receives options to purchase 25,000 shares of common stock. In addition, each non-employee director automatically receives options to purchase 10,000 shares of common stock at each annual meeting of the Company's stockholders beginning after January 1, 2000. Each option will have an exercise price equal to the fair value of the common stock on the grant date. As of September 30, 2001, there have been 140,000 options granted under the Directors Plan and 1,860,000 shares are available for future issuance.

  Employee Stock Purchase Plan

   The Company's Board of Directors adopted the Employee Stock Purchase Plan ("Purchase Plan") on April 20, 1999 under which 16,000,000 shares were reserved for issuance. The number of shares reserved under the Purchase Plan automatically increases on January 1 of each year by the lesser of 3,000,000 shares or 2% of the total amount of common stock shares outstanding on that date. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 15% of the employees' cash compensation. The purchase price per share will be 85% of the common stock's fair value at the lower of certain plan defined dates. As of September 30, 2001 there have been 3,156,424 shares issued under the Purchase Plan and 18,843,576 shares are available for future issuance.

   The Company has, in connection with the acquisitions of TradingDynamics, Tradex and SupplierMarket, assumed the stock option plans of each acquired company.

  TradingDynamics Stock Plans

   On January 20, 2000, the Company assumed the TradingDynamics 1998 Stock Plan and 1999 Stock Plan ("TradingDynamics Plans"). The TradingDynamics Plans provided for the grant of incentive stock options and non-qualified stock options to employees and consultants at prices from 85% to 110% of the fair market value of the common stock on the date of grant as determined by the Board of Directors. Generally, options granted were immediately exercisable and the resulting shares issued to optionees under the TradingDynamics Plans were subject to certain repurchase rights, also assumed by the Company. As of September 30, 2001, there were 76,062 shares of the Company's common stock issued pursuant to the TradingDynamics Plans that were subject to repurchase by the Company. These repurchase rights generally lapse over a 48-month period, and options generally vest at the rate of 25% of the grant after 12 months of service and 1/48 of the grant per month thereafter. Options expire no later than ten years from the date of grant. A total of 2,086,119 shares of the Company's common stock were reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of TradingDynamics and upon exercise of options granted subsequent to the acquisition of TradingDynamics by the Company under the TradingDynamics Plans, and 2,917,016 shares are available for grant under the TradingDynamics Plans as of September 30, 2001.

  Tradex Stock Plans

   On March 8, 2000, the Company assumed the Tradex 1997 Employee Stock Option Plan and 1999 Employee Stock Option/Stock Issuance Plan ("Tradex Plans"). The Tradex Plans provided for the grant of incentive stock options and non-qualified stock options, as well as grants of shares of common stock, to employees and consultants at prices from 85% to 110% of the fair market value of the common stock on the date of grant as determined by the Board of Directors. Generally, options granted were immediately exercisable and the resulting shares issued to optionees under the Tradex Plans were subject to certain repurchase rights, also assumed by the Company. As of September 30, 2001, there were 7,400 shares of the Company's common stock issued pursuant to the Tradex Plans that were subject to repurchase by the Company. These repurchase rights generally lapse over a 48-month period, and options generally vest at the rate of 25% of the grant after 12 months of service and 1/48 of the grant per month thereafter. Options expire no later than ten years from the date of grant. A total of 2,249,658 shares of the Company's common stock were reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of Tradex and upon the exercise of options granted subsequent to the acquisition of Tradex by Company under the Tradex Plans, and 1,618,672 shares are available for grant under the Tradex Plans as of September 30, 2001.

  SupplierMarket Stock Plan

   On August 28, 2000, the Company assumed the SupplierMarket.com 1999 Stock Option Plan ("SupplierMarket Plan"). The SupplierMarket Plan provided for the grant of incentive stock options and non-qualified stock options to employees and consultants at prices from 85% to 110% of the fair market value of the common stock on the date of grant as determined by the Board of Directors. Under the SupplierMarket Plan, options generally vest over a 48-month period at the rate of 12.5% of the grant after six months of service and 1/48 of the grant per month thereafter. Options expire no later than ten years from the date of grant. A total of 2,472,690 shares of the Company's common stock were reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of SupplierMarket and upon the exercise of options granted subsequent to the acquisition of SupplierMarket by the Company under the SupplierMarket Plan, and 3,443,096 shares are available for grant under the SupplierMarket Plan as of September 30, 2001.

   A summary of the status of the Company's stock option plans as of September 30, 2001, 2000 and 1999 and changes during the years ended on those dates is presented below:

                                                       Years Ended September 30,
                                  --------------------------------------------------------------------
                                           2001                   2000                   1999
                                  ---------------------- ---------------------- ----------------------
                                               Weighted-              Weighted-              Weighted-
                                                Average                Average                Average
                                               Exercise               Exercise               Exercise
                                    Shares       Price     Shares       Price     Shares       Price
                                  -----------  --------- -----------  --------- -----------  ---------
Outstanding at beginning of year.  46,889,463   $28.91    41,351,180   $ 3.39    14,275,840   $ 0.19
 Granted.........................  22,964,662    17.35    21,782,681    62.34    41,799,532     3.46
 Exercised.......................  (8,161,098)    2.60   (12,715,386)    1.51   (13,765,792)    0.47
 Forfeited....................... (36,664,158)   41.38    (3,529,012)   37.85      (958,400)    1.39
Outstanding at end of year.......  25,028,869   $ 8.23    46,889,463   $28.91    41,351,180   $ 3.39
                                  -----------            -----------            -----------
Exercisable at end of year.......   8,881,862   $13.14    30,823,408   $ 3.31    38,613,180   $ 1.32
                                  -----------            -----------            -----------
Weighted-average fair value of
  options granted during the year
  at market......................  22,737,662   $13.11    14,133,000   $88.80     5,650,000   $18.16
Weighted-average fair value of
  options granted during the year
  at less than market............     195,000   $ 2.06     7,638,881   $53.36    36,149,532   $ 1.16
Weighted-average fair value of
  options granted during the year
  at greater than market.........      32,000   $34.59        10,800   $60.39            --       --

   The following table summarizes information about stock options outstanding as of September 30, 2001:

                                Outstanding                Exercisable
                     --------------------------------- -------------------
                                 Weighted-
                                  Average    Weighted-           Weighted-
                                 Remaining    Average             Average
        Range of      Number    Contractual  Exercise   Number   Exercise
     Exercise Prices of Shares  Life (years)   Price   of Shares   Price
     --------------- ---------- ------------ --------- --------- ---------
     $0.0020-$  0.42  3,113,963     7.02      $  0.27  1,445,427  $  0.27
     $  0.50-$  0.81  4,584,068     7.38      $  0.69  1,543,896  $  0.69
     $  1.36-$  3.00  2,962,168     7.65      $  2.15    933,314  $  2.17
     $  3.32-$  4.50  1,477,983     8.01      $  4.18    625,973  $  4.21
     $  4.81          9,069,803     9.51      $  4.81  2,087,388  $  4.81
     $  5.13-$ 33.63  2,680,131     8.61      $ 22.06  1,418,630  $ 26.41
     $ 34.06-$136.13  1,067,753     8.55      $ 69.97    792,671  $ 72.37
     $139.75              3,000     8.87      $139.75        813  $139.75
     $165.50             60,000     8.43      $165.50     31,250  $165.50
     $166.44             10,000     8.93      $166.44      2,500  $166.44
                     ----------                        ---------
     $0.0020-$166.44 25,028,869     8.36      $  8.23  8,881,862  $ 13.14
                     ==========                        =========

   Had compensation cost been recognized based on the fair value at the date of grant for options granted and Purchase Plan issuances during 2001, the pro forma amounts of the Company's net loss and net loss per share would have been as follows for the years ended September 30, 2001, 2000 and 1999 (in thousands, except per share amounts):

                                                      Year Ended September 30,
                                                  --------------------------------
                                                     2001        2000       1999
                                                  -----------  ---------  --------
Net loss--as reported............................ $(2,680,671) $(792,775) $(29,300)
Net loss--pro forma..............................  (2,620,999)  (999,529)  (30,425)
Basic and diluted net loss per share--as reported      (10.96)     (4.10)    (0.42)
Basic and diluted net loss per share--pro forma.. $    (10.71) $   (5.17) $  (0.87)

   The fair value for the options granted during the years ended September 30, 2001, 2000 and 1999 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions:

                                          Year Ended September 30,
                                          -----------------------
                                           2001       2000   1999
                                          ----       ----   ----
                Risk-free interest rate.. 2.97%      6.02%  5.09%
                Expected lives (in years)  1.5          3      3
                Dividend yield...........  0.0%       0.0%   0.0%
                Expected volatility......  119%       100%    80%

   To comply with the pro forma reporting requirements of SFAS No. 123 compensation cost is also estimated for the fair value of future employee stock purchase plan issuances which is included in the pro forma totals above. The fair value of purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended September 30, 2001: no expected dividends; expected volatility of 119%; risk-free interest rate of 2.97%; and expected life of approximately six months. The weighted-average fair value of the purchase rights granted under the Purchase Plan during fiscal 2001 was $6.92.

Note 11--Net Loss Per Share

   The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

                                                                  Year Ended September 30,
                                                             ---------------------------------
                                                                2001        2000       1999
                                                             -----------  ---------  ---------
Net loss.................................................... $(2,680,671) $(792,775) $(29,3000)
                                                             -----------  ---------  ---------
Weighted average shares outstanding.........................     254,666    216,215    104,184
Weighted average common shares issued subject to repurchase
  agreement.................................................      (7,892)   (20,350)   (34,120)
Weighted average shares held in escrow related to
  acquisitions..............................................      (2,160)    (2,448)        --
                                                             -----------  ---------  ---------
Shares used in computation of basic and diluted net loss per
  share.....................................................     244,614    193,417     70,064
                                                             ===========  =========  =========
Basic and diluted loss per share............................ $    (10.96) $   (4.10) $   (0.42)
                                                             ===========  =========  =========

   At September 30, 2001, 2000 and 1999, 33,210,370, 64,303,857 and 70,609,132
potential common shares, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive. Further, the potential common shares for the year ended September 30, 2001 and 2000 exclude 7,246,246 shares and 26,243,568 shares, respectively, which would be issuable under certain warrants contingent upon completion of certain milestones.

   The weighted-average exercise price of stock options outstanding was $8.23, $28.91 and $3.39 as of September 30, 2001, 2000 and 1999, respectively. The weighted average repurchase price of unvested stock was $0.27, $0.36 and $0.19 as of September 30, 2001, 2000 and 1999, respectively. The weighted average exercise price of warrants outstanding was $67.17, $68.79 and $0.80 as of September 30, 2001, 2000 and 1999, respectively.

Note 12--Related Party Transactions

   In the second and third quarters of fiscal 2001, the Company has sold approximately 43% of its consolidated subsidiary, Nihon Ariba K.K. and approximately 42% of its consolidated subsidiary, Ariba Korea, Ltd., respectively, to a third party which also received the right to distribute Ariba products from the subsidiary in its jurisdiction ("the Minority Shareholder").

   In April 2001, the Chief Executive Officer of the Minority Shareholder was appointed to the Company's Board of Directors. For the year ended September 30, 2001, the Company has recorded revenue of $6.9 million related to transactions with the Minority Shareholder. There was no minority shareholder in fiscal 2000 and 1999.

Note 13--Supplementary Quarterly Data (Unaudited)

                                                             Fiscal 2001                                 Fiscal 2000
                                                        For the Quarter Ended                       For the Quarter Ended
                                            --------------------------------------------  --------------------------------
                                            Sept. 30    June 30    March 31     Dec. 31   Sept. 30    June 30   March 31
                                            ---------  ---------  -----------  ---------  ---------  ---------  ---------
                                                                     (in thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenues............................. $  62,634  $  85,328  $    90,653  $ 170,233  $ 134,853  $  80,665  $  40,042
Gross profit............................... $  50,239  $  69,836  $    63,862  $ 138,902  $ 111,216  $  66,672  $  33,595
Impairment of goodwill, other intangible
 assets and equity investments............. $   4,280  $      --  $ 1,433,292  $      --  $      --  $      --  $      --
Restructuring and lease abandonment costs.. $  63,541  $  70,041  $        --  $      --  $      --  $      --  $      --
In-process research and development........ $      --  $      --  $        --  $      --  $  14,600  $      --  $  12,750
Net loss................................... $(224,347) $(273,524) $(1,835,176) $(347,624) $(339,337) $(317,159) $(125,945)
Net loss per share--basic and diluted...... $   (0.89) $   (1.10) $     (7.60) $   (1.48) $   (1.50) $   (1.45) $   (0.70)
Weighted average shares used in computing
 basic and diluted net loss per share......   252,652    249,103      241,417    235,285    225,491    218,478    179,241



                                            Dec. 31
                                            --------

Consolidated Statements of Operations Data:
Total revenues............................. $ 23,479
Gross profit............................... $ 20,037
Impairment of goodwill, other intangible
 assets and equity investments............. $     --
Restructuring and lease abandonment costs.. $     --
In-process research and development........ $     --
Net loss................................... $(10,334)
Net loss per share--basic and diluted...... $  (0.07)
Weighted average shares used in computing
 basic and diluted net loss per share......  155,980

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   See the information set forth in the section entitled "Proposal No. 1--Election of Directors" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended September 30, 2001 (the "2002 Proxy Statement"), which is incorporated herein by reference, and the information set forth in the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

   See the information set forth in the section entitled "Executive Compensation and Related Information" in the 2002 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   See the information set forth in the section entitled "Stock Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   See the information set forth in the section entitled "Certain Relationships and Related Transactions" in the 2002 Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

   See Item 8 of this Form 10-K.

 2. FINANCIAL STATEMENT SCHEDULES

   The following financial statement schedule of Ariba for each of the years ended September 30, 2001, 2000 and 1999 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Ariba.

                                                          Page Number
                                                          -----------
           Schedule II--Valuation and Qualifying Accounts     S-1

   Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. EXHIBITS

   The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit
  No.                                               Description
-------                                             -----------
  3.1   Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date
        (which are incorporated herein by reference to Exhibit 3.1 to Registrant's 10-K dated December 29,
        2000).

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

 10.3   1999 Equity Incentive Plan, as amended.

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

Exhibit
  No.                                                   Description
-------                                                 -----------
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

 10.11   Amended and Restated Sublease, dated August 6, 2001, between Registrant and Interwoven, Inc.

 10.12*  Stock Purchase Agreement, dated October 19, 2000, by and among Nihon Ariba K.K., Softbank Corp.
         and Softbank E-Commerce Corp. (which is incorporated herein by reference to Exhibit 10.16 to
         Registrant's 10-Q dated February 14, 2001).

 10.13   Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant's 10-Q dated February 14, 2001).

 10.14*  Letter Agreement, dated November 29, 2000, by and between the Registrant and Edward P. Kinsey
         (which is incorporated herein by reference to Exhibit 10.18 to Registrant's 10-Q dated February 14,
         2001).

 10.15   Warrant Termination Agreement, dated December 21, 2000, by and among Electronic Data Systems
         Corporation, EDS CoNext, Inc. and the Registrant (which is incorporated herein by reference to
         Exhibit 10.19 to Registrant's 10-Q dated February 14, 2001).

 10.16   Offer Letter, dated January 22, 2001, by and between the Registrant and James W. Steele (which is incorporated herein by reference to Exhibit 10.20 to Registrant's 10-Q dated May 15, 2001).

 10.17   Offer Letter, dated February 21, 2001, by and between the Registrant and Michael Schmitt (which is incorporated herein by reference to Exhibit 10.21 to Registrant's 10-Q dated May 15, 2001).

 10.18   Amendment to Offer Letter, dated July 18, 2001, by and between Registrant and Robert M. Calderoni.

 10.19** Severance Agreement, dated July 18, 2001, by and between Registrant and Robert M. Calderoni.

 10.20** Loan Agreement, dated February 1, 2001, by and between Robert M. Calderoni and Golden Bear Real
         Estate, L.L.C..

 10.21** Promissory Note, dated February 1, 2001, by and between Robert M. Calderoni and Golden Bear Real
         Estate, L.L.C.

  21.1   Subsidiaries.

  23.1   Consent of Independent Auditors.

--------
 * Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
** Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) REPORTS ON FORM 8-K

   Not applicable.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, who is duly authorized, in the City of
Sunnyvale, State of California on this     day of December, 2001.

                                          ARIBA, INC.

                                                    ROBERT M. CALDERONI
                                          By: _________________________________
                                                    Robert M. Calderoni
                                             President and Chief Executive
                                                          Officer
                                                       and a Director
                                               (Principal Executive Officer)

                                                     JAMES W. FRANKOLA
                                          By: _________________________________
                                                     James W. Frankola
                                                Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert M. Calderoni and Jim Frankola, and each of them, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                     Title                      Date
        ---------                     -----                      ----

   ------------------- President and Chief Executive       December   , 2001
   Robert M. Calderoni   Officer and a Director (Principal
                         Executive Officer)

   ------------------- Executive Vice President and Chief  December   , 2001
    James W. Frankola    Financial Officer (Principal
                         Financial and Accounting
                         Officer)

   ------------------- Chairman of the Board of Directors  December   , 2001
       Keith Krach

                      Signature     Title         Date
                      ---------     -----         ----

                   --------------- Director December   , 2001
                    Paul Hegarty

                   --------------- Director December   , 2001
                   Robert C. Kagle

                   --------------- Director December   , 2001
                    Masayoshi Son

                   --------------- Director December   , 2001
                   Robert Knowling

                                  ARIBA, INC.
                                  Schedule II
                       Valuation and Qualifying Accounts
                 Years ended September 30, 2001, 2000 and 1999

                                   Balance at   Costs               Balance at
                                  Beginning of   and    Deductions/ the End of
 Classification                      Period    Expenses Write-offs    Period
 --------------                   ------------ -------- ----------- ----------
 Year ended September 30, 2001
  Allowance for doubtful accounts   $13,791    $27,953    $27,290    $14,454
 Year ended September 30, 2000
  Allowance for doubtful accounts   $    20    $14,200    $   429    $13,791
 Year ended September 30, 1999
  Allowance for doubtful accounts   $    --    $    20    $    --    $    20

                               INDEX TO EXHIBITS

Exhibit
  No.                                               Description
-------                                             -----------
   3.1  Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date
        (which are incorporated herein by reference to Exhibit 3.1 to Registrant's 10-K dated December 29,
        2000).

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

  10.3  1999 Equity Incentive Plan, as amended.

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

 10.11  Amended and Restated Sublease, dated August 6, 2001, between Registrant and Interwoven, Inc.

 10.12* Stock Purchase Agreement, dated October 19, 2000, by and among Nihon Ariba K.K., Softbank Corp.
        and Softbank E-Commerce Corp. (which is incorporated herein by reference to Exhibit 10.16 to
        Registrant's 10-Q dated February 14, 2001).

 10.13  Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni
        (which is incorporated herein by reference to Exhibit 10.17 to Registrant's 10-Q dated February 14,
        2001).

Exhibit
  No.                                                Description
-------                                              -----------
 10.14*  Letter Agreement, dated November 29, 2000, by and between the Registrant and Edward P. Kinsey
         (which is incorporated herein by reference to Exhibit 10.18 to Registrant's 10-Q dated February 14,
         2001).

 10.15   Warrant Termination Agreement, dated December 21, 2000, by and among Electronic Data Systems
         Corporation, EDS CoNext, Inc. and the Registrant (which is incorporated herein by reference to
         Exhibit 10.19 to Registrant's 10-Q dated February 14, 2001).

 10.16   Offer Letter, dated January 22, 2001, by and between the Registrant and James W. Steele (which is incorporated herein by reference to Exhibit 10.20 to Registrant's 10-Q dated May 15, 2001).

 10.17   Offer Letter, dated February 21, 2001, by and between the Registrant and Michael Schmitt (which is incorporated herein by reference to Exhibit 10.21 to Registrant's 10-Q dated May 15, 2001).

 10.18   Amendment to Offer Letter, dated July 18, 2001, by and between Registrant and Robert M. Calderoni.

 10.19** Severance Agreement, dated July 18, 2001, by and between Registrant and Robert M. Calderoni.

 10.20** Loan Agreement, dated February 1, 2001, by and between Robert M. Calderoni and
         Golden Bear Real Estate, L.L.C.

 10.21** Promissory Note, dated February 1, 2001, by and between Robert M. Calderoni and Golden Bear Real
         Estate.

  21.1   Subsidiaries.

  23.1   Consent of Independent Auditors.

--------
 * Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
** Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.