Form 10-K/A
period 2001-09-30
ARIBA INC
filed 2001-12-31
CIK 1084755

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

                       Commission file number 000-26299

                               -----------------
                                  ARIBA, INC.
            (Exact name of registrant as specified in its charter)

                        Delaware                      77-439730
              (State or other jurisdiction          (IRS Employer
            ofincorporation or organization)    Identification Number)

                     807 11th Ave.
                 Sunnyvale, California                  94089
            (Address of principal executive
                        offices)                      (Zip Code)

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

                               EXPLANATORY NOTE

   Ariba, Inc. (the "Company") is hereby refiling its Annual Report on Form 10-K for the fiscal year ended September 30, 2001, previously filed with the Securities and Exchange Commission on December 21, 2001 in its entirety with the filing of this Form 10-K, solely to correct a clerical error in which the Company's financial printer inadvertently filed an incorrect version of the Company's Form 10-K.

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

ITEM 2. PROPERTIES

   Our principal sales, marketing, research, development, and administrative offices occupy approximately 278,000 square feet in a newly constructed 716,000 square foot, five building office park in Sunnyvale, California which is our corporate headquarters. Our lease for the entire office park commenced January 25, 2001 and expires on January 24, 2013. We currently sublease one building of 175,100 square feet to a third party. This sublease expires on July 31, 2007. Our regional offices are located in Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Burlington, Massachusetts, Bridgewater, New Jersey and Dallas, Texas. These leases total approximately 168,700 square feet and expire at various dates between 2004 and 2007. We are in the process of subleasing some of our surplus properties located in Sunnyvale and Mountain View, California, Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Burlington, Massachusetts, Florham Park, New Jersey, Dallas, Texas and Singapore for the remaining lease terms.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated statements of operations data for each of the five years in the period ended September 30, 2001, and the consolidated balance sheet data as of the years then ended, are derived from our audited consolidated financial statements (in thousands, except per share data).

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

   In the third quarter of fiscal 2001, we initiated a restructuring program to conform our expense and revenue levels to better our position for growth and profitability. As part of this program, we restructured our worldwide operations including a reduction in workforce of approximately 1,100 individuals and the consolidation of our operating facilities. The restructuring resulted in a charge for the year ended September 30, 2001 of $133.6 million which includes severance and benefits charges, lease abandonment costs and leasehold impairment charges. Total lease abandonment costs of $116.1 million include the impairment of leasehold improvements related to abandoned leased facilities totaling $66.6 million. For the year ended September 30, 2001, total charges for severance and benefits amounted to $17.5 million, of which $16.6 million has been paid or used by fiscal year end. As of September 30, 2001, our restructuring accrual of $31.2 million, consisting of severance and benefits and consolidation of our operating facilities, is expected to be utilized by 2013. Actual future cash requirements may differ materially from the accrual at September 30, 2001, particularly if actual sublease income is significantly different from current estimates. See Note 7 of Notes to Consolidated Financial Statements for additional information.

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

   No assurance can be given that actual revenues and operating profit attributable to acquired in-process research and development will not deviate from the projections used to value such in-process research and development in connection with each of the respective acquisitions.

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

  Restructuring and Lease Abandonment Costs

   During the third quarter of fiscal 2001, we initiated a restructuring program to conform our expense and revenue levels to better our position for growth and profitability as a result of the continuing economic slowdown, particularly due to the decline in information technology spending. As part of the restructuring program, we restructured our worldwide operations including a reduction in workforce of approximately 1,100 individuals and the consolidation of our operating facilities. The restructuring resulted in a total charge for the year ended September 30, 2001 of $133.6 million which includes severance and benefits charges, lease abandonment costs and leasehold impairment changes. In connection with the restructuring program, we implemented a further reduction of our worldwide workforce during the quarter ending December 31, 2001. See Note 7 of Notes to Consolidated Financial Statements for more detailed information.

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

   In connection with our restructuring program initiated in the third quarter of fiscal 2001, we consolidated our operating facilities. Lease termination costs include the abandonment of certain excess leased facilities in Mountain View and Sunnyvale, California, Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Burlington, Massachusetts, Florham Park, New Jersey, Dallas, Texas and Singapore for the remaining lease terms. This cost totaled $116.1 million, which includes the impairment of leasehold improvements related to the abandoned leased facilities totaling $66.6 million. Total lease termination costs include the abandonment of leasehold improvements and the remaining lease liabilities and brokerage fees, offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analyses provided by a commercial real estate brokerage firm retained by us. As of September 30, 2001, $30.3 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be utilized by fiscal 2013. See Note 7 of Notes to Consolidated Financial Statements for additional information.

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

   In November 2001, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. EITF No. 01-9 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, Accounting for Certain Sales Incentives, EITF No. 00-22 Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future and No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. We are evaluating the impact of EITF No. 01-09 and do not believe that upon adoption will have a material impact on our financial statements.

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

  Foreign Currency Exchange Rate Risk

   We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currency. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. All hedge instruments are marked to market through earnings every period. We believe that these forward contracts do not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts are offset by losses and gains on the underlying assets and liabilities.

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

   The fair values were estimated based on market rates, which represent the amounts we would receive if the instruments were terminated at the balance sheet date. Ariba had no foreign exchange forward contracts in place prior to fiscal 2001.

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

                         ARIBA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except share amounts)


                            Convertible
                          Preferred Stock      Common Stock     Additional    Deferred    Accumulated                   Total
                         -----------------  ------------------   Paid-In    Stock-Based  Comprehensive Accumulated  Stockholders'
                           Shares    Amount   Shares     Amount  Capital    Compensation     Loss        Deficit       Equity
                         ----------  ------ -----------  ------ ----------  ------------ ------------- -----------  -------------
Balances at September
 30, 1998...............  4,461,294   $ 9    76,368,160   $152  $   28,104   $  (2,735)     $    61    $   (15,632)  $     9,959
Exercise of stock
 options................         --    --    13,765,792     28       5,948          --           --             --         5,976
Issuance of common stock         --    --    23,028,800     46     121,212          --           --             --       121,258
Exercise of warrants
 for common stock.......         --    --     2,011,388      4          (4)         --           --             --            --
Conversion of preferred
 stock.................. (4,461,294)   (9)   71,380,704    142        (133)         --           --             --            --
Repurchase of common
 stock..................         --    --    (4,798,580)    (8)         (4)         --           --             --           (12)
Deferred stock-based
 compensation...........         --    --            --     --      36,027     (36,027)          --             --            --
Amortization of
 stock-based
 compensation...........         --    --            --     --          --      14,584           --             --        14,584
Unrealized investment
 loss, net..............         --    --            --     --          --          --         (283)            --          (283)
Foreign currency
 translation adjustment.         --    --            --     --          --          --            1             --             1
Net loss................         --    --            --     --          --          --           --        (29,300)      (29,300)
                         ----------   ---   -----------   ----  ----------   ---------      -------    -----------   -----------
Balances at September
 30, 1999...............         --   $--   181,756,264   $364  $  191,150   $ (24,178)     $  (221)   $   (44,932)  $   122,183
Exercise of stock
 options................         --    --    12,715,386     25      19,240          --           --             --
Issuance of common stock         --    --     6,657,881     13     843,504          --           --             --       843,517
Issuance of common
 stock related to
 acquisitions...........         --    --    46,583,322     92   3,333,403          --           --             --     3,333,495
Exercise of warrants
 for common stock.......         --    --       264,779      1          (1)         --           --             --            --
Repurchase of common
 stock..................         --    --      (160,950)    --         (77)         --           --             --           (77)
Deferred stock-based
 compensation...........         --    --            --     --        (744)        744           --             --            --
Deferred stock-based
 compensation related
 to acquisition.........         --    --            --     --          --    (124,620)          --             --      (124,620)
Business partner warrant         --    --            --     --      79,850          --           --             --        79,850
Amortization of
 stock-based
 compensation...........         --    --            --     --          --      18,051           --             --        18,051
Unrealized investment
 loss, net..............         --    --            --     --          --          --         (523)            --          (523)
Foreign currency
 translation adjustment.         --    --            --     --          --          --         (174)            --          (174)
Net loss................         --    --            --     --          --          --           --       (792,775)     (792,775)
                         ----------   ---   -----------   ----  ----------   ---------      -------    -----------   -----------
Balances at September
 30, 2000...............         --   $--   247,816,682   $495  $4,466,325   $(130,003)     $  (918)   $  (837,707)  $ 3,498,192
Exercise of stock
 options................         --    --     8,161,098     17      21,191          --           --             --        21,208
Issuance of common stock         --    --     1,641,402      3      11,363          --           --             --        11,366
Exercise of warrants
 for common stock.......         --    --       387,027      1          (1)         --           --             --            --
Repurchase of common
 stock..................         --    --    (1,898,709)    (4)       (640)         --           --             --          (644)
Issuance of restricted
 stock..................         --    --     3,742,500      8          (8)         --           --             --            --
Deferred stock-based
 compensation, net......         --    --            --     --     (64,344)     64,344           --             --            --
Business partner warrant         --    --            --     --       8,485          --           --             --         8,485
Amortization of
 stock-based
 compensation...........         --    --            --     --          --      32,636           --             --        32,636
Gain on sale of
 subsidiaries common
 stock..................         --    --            --     --      31,600          --           --             --        31,600
Stockholder contribution         --    --            --     --       4,000          --           --             --         4,000
Unrealized investment
 gain, net..............         --    --            --     --          --          --        2,184             --         2,184
Foreign currency
 translation adjustment.         --    --            --     --          --          --       (2,438)            --        (2,438)
Net loss................         --    --            --     --          --          --           --     (2,680,671)   (2,680,671)
                         ----------   ---   -----------   ----  ----------   ---------      -------    -----------   -----------
Balances at September
 30, 2001...............         --   $--   259,850,000   $520  $4,477,971   $ (33,023)     $(1,172)   $(3,518,378)  $   925,918
                         ==========   ===   ===========   ====  ==========   =========      =======    ===========   ===========

          See accompanying notes to consolidated financial statements

                         ARIBA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                 Year Ended September 30,
                                                                            ----------------------------------
                                                                               2001          2000        1999
                                                                            -----------   ----------   ---------
Operating activities:
Net loss................................................................... $(2,680,671)  $ (792,775)  $ (29,300)
Adjustments to reconcile net loss to net cash used in operating activities:
  Provisions for doubtful accounts.........................................      27,953       14,200          20
  Depreciation and amortization............................................     971,830      696,283       1,417
  Stock-based compensation.................................................      36,636       18,051      14,584
  In-process research and development......................................          --       27,350          --
  Impairment of equity investments.........................................      28,665           --          --
  Impairment of goodwill and other intangible assets.......................   1,408,907           --          --
  Impairment of leasehold improvements.....................................      66,647           --          --
  Non-cash warrant expense, net............................................      34,076       28,278          27
  Minority interests in net loss of consolidated subsidiaries..............      (4,632)          --          --
Changes in operating assets and liabilities:
  Accounts receivable......................................................       4,955      (61,092)     (3,048)
  Prepaid expenses and other assets........................................         992      (42,074)     (1,756)
  Accounts payable.........................................................     (26,841)      49,544       2,884
  Accrued compensation and related liabilities.............................      (5,136)      42,947       5,255
  Accrued liabilities......................................................      63,584      (17,454)      3,570
  Restructuring costs......................................................      31,194           --          --
  Deferred revenue.........................................................     (22,641)     146,739      26,795
                                                                            -----------   ----------   ---------
Net cash provided by (used in) operating activities........................     (64,482)     110,997      20,448
                                                                            -----------   ----------   ---------
Investing activities:
  Purchases of property and equipment, net of acquisitions.................     (91,255)     (47,186)     (7,581)
  Proceeds from the sales of investments...................................     211,475      109,960      10,069
  Purchase of investments..................................................    (259,379)    (133,299)   (106,880)
  Cash acquired from acquisitions..........................................          --      104,480          --
  Direct merger costs......................................................          --      (43,566)         --
  Increase in restricted cash..............................................        (534)     (31,237)       (800)
                                                                            -----------   ----------   ---------
  Net cash used in investing activities....................................    (139,693)     (40,848)   (105,192)
                                                                            -----------   ----------   ---------
Financing activities:
  Principal payments on lease obligations..................................        (537)        (794)       (499)
  Proceeds from issuance of common stock...................................      32,574       75,853     127,234
  Proceeds from subsidiary stock offering..................................      51,951           --          --
  Repurchase of common stock...............................................        (644)         (77)        (12)
                                                                            -----------   ----------   ---------
  Net cash provided by financing activities................................      83,344       74,982     126,723
                                                                            -----------   ----------   ---------
Net increase (decrease) in cash and cash equivalents.......................    (120,831)     145,131      41,979
Effect of exchange rates on cash and cash equivalents......................      (2,439)        (174)         --
Cash and cash equivalents at beginning of year.............................     195,241       50,284       8,305
                                                                            -----------   ----------   ---------
Cash and cash equivalents at end of year................................... $    71,971   $  195,241   $  50,284
                                                                            ===========   ==========   =========
Supplemental disclosures of cash flow information:
  Cash paid for interest................................................... $       415   $      194   $     100
                                                                            ===========   ==========   =========
  Cash paid for taxes...................................................... $     1,190   $      134   $      --
                                                                            ===========   ==========   =========
Non-cash investing and financing activities:
  Assets recorded under capital leases..................................... $        --   $       --   $   1,021
                                                                            ===========   ==========   =========
  Common stock and options issued for acquisitions, net of cash acquired... $        --   $3,229,015   $      --
                                                                            ===========   ==========   =========
  Common stock issued for intellectual property, net of cash acquired...... $        --   $  786,929   $      --
                                                                            ===========   ==========   =========
  Stockholder contribution................................................. $     4,000   $       --   $      --
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

   Significant customer information is as follows:

                                             % of Total   % of Accounts
                                              Revenues      Receivable
                                           -------------- --------------
                                           2001 2000 1999 2001 2000 1999
                                           ---- ---- ---- ---- ---- ----
        Customer A........................  --   --  12%  --   --   --
        Customer B........................  --   --  --   --   --   11%
        Customer C........................  --   --  --   --   --   12%
        Customer D........................  --   --  --   --   12%  --
        Customer E........................  --   --  --   11%   --  --

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

   All hedge contracts are marked to market through earnings every period. The forward foreign exchange contracts require the Company to exchange foreign currencies for U.S. dollars or vice versa and generally mature in one month or less. As of September 30, 2001, the Company had $4.8 million of outstanding foreign exchange contracts in Canadian Dollars (CAD), Swedish Krona (SEK), Japanese Yen (JPY) and European Currency Units (EURO), that had remaining maturities of one month or less. As of September 30, 2000, the Company had no outstanding foreign exchange contracts.

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

  Software developed for internal use

   During fiscal 2000, the Company adopted Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that certain costs for the development of internal use software should be capitalized, including the costs of coding, software configuration, upgrades and enhancements. Approximately $4.4 million and $4.8 million of internal use software was capitalized during the years ended September 30, 2001 and 2000, respectively, which is presented on the accompanying consolidated balance sheets as a component of property and equipment.

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

  Stock-based compensation

   The Company accounts for its employee stock-based compensation plans in accordance with APB Opinion No. 25 (APB Opinion No. 25), Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, and complies with the disclosure provisions of SFAS No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost is recognized for any of the Company's fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

   In November 2001, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. EITF No. 01-9 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, Accounting for Certain Sales Incentives, EITF No. 00-22 Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future and EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. The Company is evaluating the impact of EITF No. 01-9 and does not believe that upon adoption it will have a material impact on the Company's financial statements.

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

   Property and equipment consisted of the following as of September 30, 2001 and 2000 (in thousands):

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

   Accrued liabilities consisted of the following as of September 30, 2001 and 2000 (in thousands):

                                                            September 30,
                                                            --------------
                                                             2001    2000
                                                            ------- ------
     Professional and consulting fees...................... $ 2,932 $   --
     Accrued marketing expenses............................  10,511     --
     Customer deposits.....................................  12,082     --
     Accrued taxes.........................................  13,349  4,983
     Deferred rent.........................................   5,823  2,064
     Other accrued liabilities.............................  11,375  1,120
                                                            ------- ------
     Total accrued liabilities............................. $56,072 $8,167
                                                            ======= ======

Note 3--Investments

   The following is a summary of available for sale securities as of September 30, 2001 and 2000 (in thousands):

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
                                                 ==========  ==========

   Amortization of goodwill and other intangible assets was $967.1 million and $694.2 million for the years ended September 30, 2001 and 2000, respectively. These amounts include $25.6 million and $5.6 million of business partner warrant expense and related impairment charges recorded for the years ended September 30, 2001 and 2000, respectively.

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

  Consolidation of Excess Facilities

   In the third quarter of fiscal 2001, the Company adopted a plan to consolidate its operating facilities and recorded related restructuring expense of $56.8 million. Lease termination costs relate to the abandonment of certain excess leased facilities in Mountain View and Sunnyvale, California, Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Burlington, Massachusetts, Florham Park, New Jersey, Dallas, Texas and Singapore for the remaining lease terms. Total lease termination costs include the impairment of leasehold improvements, remaining lease liabilities and brokerage fees offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analyses provided by a commercial real estate brokerage firm retained by the Company.

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

   During the third and fourth quarters of fiscal 2001, 4.1 million restricted shares of common stock and stock options with exercise prices below current fair market value were issued to certain senior executives, officers and employees of the Company. Restrictions on these restricted shares and stock options lapse ratably over a two to three year period or have up to five year vesting periods that are subject to acceleration if individual performance goals are achieved. Based on the intrinsic value at the date of grant, the Company recorded approximately $24.0 million of deferred stock-based compensation related to the issuance of the restricted common stock and stock options. At September 30, 2001, the weighted-average fair value of restricted shares granted in fiscal 2001 was $2.81. In addition, the Company recorded $4.0 million of stock-based compensation expense for the grant of 2.0 million restricted shares in connection with the severance of a former executive.

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

  1999 Equity Incentive Plan

   The Company's Board of Directors approved the 1999 Equity Incentive Plan ("Incentive Plan") on April 20, 1999. The Incentive Plan was amended on October 4, 2001. Under the Incentive Plan, 9,600,000 shares were reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan and any shares repurchased pursuant to the 1996 Stock Plan will also be available for grant under the Incentive Plan. The number of shares reserved under the Incentive Plan automatically increases annually on January 1 by the lesser of 8,000,000 shares or 5% of the total number of shares of common stock outstanding on that date. Under the Incentive Plan, eligible employees may be granted stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of common stock at the option grant date. As of September 30, 2001, approximately 36,903,793 shares of common stock have been reserved for issuance and 23,389,274 shares are available for grant under the Incentive Plan, respectively.

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

  TradingDynamics Stock Plans

   On January 20, 2000, the Company assumed the TradingDynamics 1998 Stock Plan and 1999 Stock Plan ("TradingDynamics Plans"). The TradingDynamics Plans provided for the grant of incentive stock options and non-qualified stock options to employees and consultants at prices from 85% to 110% of the fair market value of the common stock on the date of grant as determined by the Board of Directors. Generally, options granted were immediately exercisable and the resulting shares issued to optionees under the TradingDynamics Plans were subject to certain repurchase rights, also assumed by the Company. As of September 30, 2001, there were 76,062 shares of the Company's common stock issued pursuant to the TradingDynamics Plans that were subject to repurchase by the Company. These repurchase rights generally lapse over a 48-month period, and options generally vest at the rate of 25% of the grant after 12 months of service and 1/48 of the grant per month thereafter. Options expire no later than ten years from the date of grant. A total of 2,086,119 shares of the Company's common stock were reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of TradingDynamics and upon exercise of options granted subsequent to the acquisition of TradingDynamics by the Company under the TradingDynamics Plans.

  Tradex Stock Plans

   On March 8, 2000, the Company assumed the Tradex 1997 Employee Stock Option Plan and 1999 Employee Stock Option/Stock Issuance Plan ("Tradex Plans"). The Tradex Plans provided for the grant of incentive stock options and non-qualified stock options, as well as grants of shares of common stock, to employees and consultants at prices from 85% to 110% of the fair market value of the common stock on the date of grant as determined by the Board of Directors. Generally, options granted were immediately exercisable and the resulting shares issued to optionees under the Tradex Plans were subject to certain repurchase rights, also assumed by the Company. As of September 30, 2001, there were 7,400 shares of the Company's common stock issued pursuant to the Tradex Plans that were subject to repurchase by the Company. These repurchase rights generally lapse over a 48-month period, and options generally vest at the rate of 25% of the grant after 12 months of service and 1/48 of the grant per month thereafter. Options expire no later than ten years from the date of grant. A total of 2,249,658 shares of the Company's common stock were reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of Tradex and upon the exercise of options granted subsequent to the acquisition of Tradex by the Company under the Tradex Plans.

  SupplierMarket Stock Plan

   On August 28, 2000, the Company assumed the SupplierMarket.com 1999 Stock Option Plan ("SupplierMarket Plan"). The SupplierMarket Plan provided for the grant of incentive stock options and non-qualified stock options to employees and consultants at prices from 85% to 110% of the fair market value of the common stock on the date of grant as determined by the Board of Directors. Under the SupplierMarket Plan, options generally vest over a 48-month period at the rate of 12.5% of the grant after six months of service and 1/48 of the grant per month thereafter. Options expire no later than ten years from the date of grant. A total of 2,472,690 shares of the Company's common stock were reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of SupplierMarket and upon the exercise of options granted subsequent to the acquisition of SupplierMarket by the Company under the SupplierMarket Plan.

   A summary of the status of the Company's stock option plans as of September 30, 2001, 2000 and 1999 and changes during the years ended on those dates is presented below:

                                                       Years Ended September 30,
                                  --------------------------------------------------------------------
                                           2001                   2000                   1999
                                  ---------------------- ---------------------- ----------------------
                                               Weighted-              Weighted-              Weighted-
                                                Average                Average                Average
                                               Exercise               Exercise               Exercise
                                    Shares       Price     Shares       Price     Shares       Price
                                  -----------  --------- -----------  --------- -----------  ---------
Outstanding at beginning of year.  46,889,463   $28.91    41,351,180   $ 3.39    14,275,840   $ 0.19
 Granted.........................  22,964,662    17.35    21,782,681    62.34    41,799,532     3.46
 Exercised.......................  (8,161,098)    2.60   (12,715,386)    1.51   (13,765,792)    0.47
 Forfeited....................... (36,664,158)   41.38    (3,529,012)   37.85      (958,400)    1.39
                                  -----------            -----------            -----------
Outstanding at end of year.......  25,028,869   $ 8.23    46,889,463   $28.91    41,351,180   $ 3.39
                                  ===========            ===========            ===========
Exercisable at end of year.......   8,881,862   $13.14    30,823,408   $ 3.31    38,613,180   $ 1.32
                                  ===========            ===========            ===========
Weighted-average fair value of
  options granted during the year
  at market......................  22,737,662   $13.11    14,133,000   $88.80     5,650,000   $18.16
Weighted-average fair value of
  options granted during the year
  at less than market............     195,000   $ 2.06     7,638,881   $53.36    36,149,532   $ 1.16
Weighted-average fair value of
  options granted during the year
  at greater than market.........      32,000   $34.59        10,800   $60.39            --       --

   The following table summarizes information about stock options outstanding as of September 30, 2001:

                                Outstanding                Exercisable
                     --------------------------------- -------------------
                                 Weighted-
                                  Average    Weighted-           Weighted-
                                 Remaining    Average             Average
        Range of      Number    Contractual  Exercise   Number   Exercise
     Exercise Prices of Shares  Life (years)   Price   of Shares   Price
     --------------- ---------- ------------ --------- --------- ---------
     $ 0.002-$  0.42  3,113,963     7.02      $  0.27  1,445,427  $  0.27
     $  0.50-$  0.81  4,584,068     7.38      $  0.69  1,543,896  $  0.69
     $  1.36-$  3.00  2,962,168     7.65      $  2.15    933,314  $  2.17
     $  3.32-$  4.50  1,477,983     8.01      $  4.18    625,973  $  4.21
     $  4.81          9,069,803     9.51      $  4.81  2,087,388  $  4.81
     $  5.13-$ 33.63  2,680,131     8.61      $ 22.06  1,418,630  $ 26.41
     $ 34.06-$136.13  1,067,753     8.55      $ 69.97    792,671  $ 72.37
     $139.75              3,000     8.87      $139.75        813  $139.75
     $165.50             60,000     8.43      $165.50     31,250  $165.50
     $166.44             10,000     8.93      $166.44      2,500  $166.44
                     ----------                        ---------
     $ 0.002-$166.44 25,028,869     8.36      $  8.23  8,881,862  $ 13.14
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

Note 13--Supplementary Quarterly Data (Unaudited)

                                                         Fiscal 2001                                 Fiscal 2000
                                                    For the Quarter Ended                       For the Quarter Ended
                                        --------------------------------------------  -----------------------------------------
                                        Sept. 30    June 30    March 31     Dec. 31   Sept. 30    June 30   March 31   Dec. 31
                                        ---------  ---------  -----------  ---------  ---------  ---------  ---------  --------
                                                                 (in thousands, except per share data)
Consolidated Statements of Operations
 Data:
Total revenues......................... $  62,634  $  85,328  $    90,653  $ 170,233  $ 134,853  $  80,665  $  40,042  $ 23,479
Gross profit........................... $  50,239  $  69,836  $    63,862  $ 138,902  $ 111,216  $  66,672  $  33,595  $ 20,037
Impairment of goodwill, other
 intangible assets and equity
 investments........................... $   4,280  $      --  $ 1,433,292  $      --  $      --  $      --  $      --  $     --
Restructuring and lease abandonment
 costs................................. $  63,541  $  70,041  $        --  $      --  $      --  $      --  $      --  $     --
In-process research and development.... $      --  $      --  $        --  $      --  $  14,600  $      --  $  12,750  $     --
Net loss............................... $(224,347) $(273,524) $(1,835,176) $(347,624) $(339,337) $(317,159) $(125,945) $(10,334)
Net loss per share--basic and diluted.. $   (0.89) $   (1.10) $     (7.60) $   (1.48) $   (1.50) $   (1.45) $   (0.70) $  (0.07)
Weighted average shares used in
 computing basic and diluted net loss
 per share.............................   252,652    249,103      241,417    235,285    225,491    218,478    179,241   155,980

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

(b) REPORTS ON FORM 8-K

   Not applicable.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, who is duly authorized, in the City of Sunnyvale, State of California on this 31st day of December, 2001.

                                          ARIBA, INC.

                                                  /s/ ROBERT M. CALDERONI
                                          By: _________________________________
                                                    Robert M. Calderoni
                                             President and Chief Executive
                                                          Officer
                                                       and a Director
                                               (Principal Executive Officer)

                                                   /s/ JAMES W. FRANKOLA
                                          By: _________________________________
                                                     James W. Frankola
                                                Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert M. Calderoni and James W. Frankola, and each of them, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                        Title                      Date
        ---------                        -----                      ----

 /s/ ROBERT M. CALDERONI   President and Chief Executive      December 31, 2001
--------------------------   Officer and a Director
   Robert M. Calderoni       (Principal Executive Officer)

  /s/ JAMES W. FRANKOLA    Executive Vice President and       December 31, 2001
--------------------------   Chief Financial Officer
    James W. Frankola        (Principal Financial and
                             Accounting Officer)

     /s/ KEITH KRACH       Chairman of the Board of Directors December 31, 2001
--------------------------
       Keith Krach

        Signature                        Title                      Date
        ---------                        -----                      ----

  /S/ ROBERT C. KAGLE                  Director               December 31, 2001
-------------------------
     Robert C. Kagle

    /S/ MASAYOSHI SON                  Director               December 31, 2001
-------------------------
      Masayoshi Son

   /S/ ROBERT KNOWLING                 Director               December 31, 2001
-------------------------
     Robert Knowling

    /S/ PAUL HEGARTY                   Director               December 31, 2001
-------------------------
      Paul Hegarty

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