Form 10-Q
period 2001-12-31
ARIBA INC
filed 2002-02-14
CIK 1084755

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   Form 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                           OF THE SECURITIES ACT OF 1934

                     For the Quarter Ended December 31, 2001

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

                               Yes  [X] No  [_]

   On January 31, 2002, 263,712,587 shares of the registrant's common stock were issued and outstanding.

================================================================================

                                  ARIBA, INC.

                                     INDEX

                                                                          Page
                                                                          No.
                                                                          ----
 PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at December 31, 2001 and
         September 30, 2001..............................................   3

         Condensed Consolidated Statements of Operations for the three
         month periods endedDecember 31, 2001 and 2000...................   4

         Condensed Consolidated Statements of Cash Flows for the three
         month periods endedDecember 31, 2001 and 2000...................   5

         Notes to the Condensed Consolidated Financial Statements........   6

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................  18

 Item 3. Quantitative and Qualitative Disclosures About Market Risk......  42

 PART II.  OTHER INFORMATION

 Item 1. Legal Proceedings...............................................  45

 Item 2. Changes in Securities and Use of Proceeds.......................  45

 Item 3. Defaults Upon Senior Securities.................................  45

 Item 4. Submission of Matters to a Vote of Securities Holders...........  45

 Item 5. Other Information...............................................  45

 Item 6. Exhibits and Reports on Form 8-K................................  46

         SIGNATURES......................................................  47

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ARIBA, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                                       December 31, September 30,
                                                           2001         2001
                                                       ------------ -------------
                      ASSETS
                      ------

Current assets:
   Cash and cash equivalents.......................... $    68,964   $    71,971
   Short-term investments.............................     109,292       145,931
   Restricted cash....................................       3,300         2,800
   Accounts receivable, net...........................      15,541        27,336
   Prepaid expenses and other current assets..........      35,156        35,963
                                                       -----------   -----------
       Total current assets...........................     232,253       284,001
Property and equipment, net...........................      44,151        50,353
Long-term investments.................................      60,288        43,109
Restricted cash.......................................      29,781        29,771
Other assets..........................................       2,843         3,007
Goodwill and other intangible assets, net.............     732,381       877,806
                                                       -----------   -----------
       Total assets................................... $ 1,101,697   $ 1,288,047
                                                       ===========   ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
   Accounts payable................................... $    24,086   $    28,395
   Accrued compensation and related liabilities.......      44,438        53,285
   Accrued liabilities................................      53,203        56,072
   Restructuring costs................................      21,190        18,339
   Deferred revenue...................................      79,471        70,006
   Current portion of other long-term liabilities.....         292           296
                                                       -----------   -----------
       Total current liabilities......................     222,680       226,393
Restructuring costs, net of current portion...........       4,217        12,855
Deferred revenue, net of current portion..............      89,723       107,055
Other long-term liabilities, net of current portion...          38           106
                                                       -----------   -----------
       Total liabilities..............................     316,658       346,409
                                                       -----------   -----------
Minority interests....................................      13,499        15,720
                                                       -----------   -----------

Commitments and contingencies (Note 3)

Stockholders' equity:
   Common stock.......................................         526           520
   Additional paid-in capital.........................   4,461,623     4,477,971
   Deferred stock-based compensation..................      (5,754)      (33,023)
   Accumulated other comprehensive loss...............      (5,198)       (1,172)
   Accumulated deficit................................  (3,679,657)   (3,518,378)
                                                       -----------   -----------
       Total stockholders' equity.....................     771,540       925,918
                                                       -----------   -----------
       Total liabilities and stockholders' equity..... $ 1,101,697   $ 1,288,047
                                                       ===========   ===========

    See accompanying notes to condensed consolidated financial statements.

                         ARIBA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                            Three Months Ended
                                                               December 31,
                                                           --------------------
                                                             2001       2000
                                                           ---------  ---------
Revenues:
   License................................................ $  23,660  $ 128,911
   Maintenance and service................................    31,590     41,322
                                                           ---------  ---------
       Total revenues.....................................    55,250    170,233
                                                           ---------  ---------
Cost of revenues:
   License................................................       378      8,686
   Maintenance and service (exclusive of stock-based
     compensation expense of $671 and $1,494 for the
     three months ended December 31, 2001 and 2000,
     respectively)........................................     9,709     22,645
                                                           ---------  ---------
       Total cost of revenues.............................    10,087     31,331
                                                           ---------  ---------
   Gross profit...........................................    45,163    138,902
                                                           ---------  ---------
Operating expenses:
   Sales and marketing (exclusive of stock-based
     compensation expense of $(1,003) and $7,723 for the
     three months ended December 31, 2001 and 2000,
     respectively, and exclusive of $0 and $12,783 of
     business partner warrant expense for the three
     months ended December 31, 2001 and 2000,
     respectively)........................................    28,134     83,688
   Research and development (exclusive of stock-based
     compensation expense of $35 and $2,927 for the three
     months ended December 31, 2001 and 2000,
     respectively)........................................    15,608     20,789
   General and administrative (exclusive of stock-based
     compensation expense of $3,665 and $8,187 for the
     three months ended December 31, 2001 and 2000,
     respectively)........................................    10,481     16,395
   Amortization of goodwill and other intangible assets...   145,414    328,528
   Business partner warrants..............................        --     12,783
   Stock-based compensation...............................     3,368     20,331
   Restructuring and lease abandonment costs..............     5,642         --
                                                           ---------  ---------
       Total operating expenses...........................   208,647    482,514
                                                           ---------  ---------
Loss from operations......................................  (163,484)  (343,612)
Interest income...........................................     2,531      5,867
Interest expense..........................................       (15)       (51)
Other income (expense)....................................       780     (1,236)
                                                           ---------  ---------
Net loss before income taxes..............................  (160,188)  (339,032)
Provision for income taxes................................     1,091      8,592
                                                           ---------  ---------
Net loss.................................................. $(161,279) $(347,624)
                                                           =========  =========
Basic and diluted net loss per share...................... $   (0.63) $   (1.48)
                                                           =========  =========
Weighted-average shares used in computing basic and
  diluted net loss per share..............................   255,625    235,285
                                                           =========  =========

    See accompanying notes to condensed consolidated financial statements.

                         ARIBA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                   Three Months Ended
                                                                      December 31,
                                                                  --------------------
                                                                    2001       2000
                                                                  ---------  ---------
Operating activities:
Net loss......................................................... $(161,279) $(347,624)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
   Provision for doubtful accounts...............................        --     12,965
   Depreciation and amortization.................................   155,529    332,893
   Stock-based compensation......................................     3,368     20,331
   Impairment of leasehold improvements..........................    (2,182)        --
   Non-cash warrant expense......................................        --     12,783
   Tax provision related to benefit from employee stock option
     plans.......................................................        --      6,848
   Minority interests in net income (loss) of consolidated
     subsidiaries................................................      (867)       153
Changes in operating assets and liabilities:
   Accounts receivable...........................................    11,795    (71,002)
   Prepaid expenses and other assets.............................       971    (12,844)
   Accounts payable..............................................    (4,309)   (36,573)
   Accrued compensation and related liabilities..................    (8,847)    10,348
   Accrued liabilities...........................................     1,131     58,300
   Restructuring costs...........................................    (5,787)        --
   Deferred revenue..............................................    (7,867)    35,306
                                                                  ---------  ---------
Net cash provided by (used in) operating activities..............   (18,344)    21,884
                                                                  ---------  ---------
Investing activities:
   Purchases of property and equipment, net......................    (1,730)   (21,225)
   Proceeds from (purchases of) investments, net.................    18,659    (83,662)
   Allocation to restricted cash.................................      (510)   (11,963)
                                                                  ---------  ---------
Net cash provided by (used in) investing activities..............    16,419   (116,850)
                                                                  ---------  ---------
Financing activities:
   Repayments of long-term obligations...........................       (72)      (135)
   Proceeds from issuance of common stock........................     2,578     15,108
   Proceeds from subsidiary stock offering.......................        --     40,000
   Repurchase of common stock....................................      (363)        (5)
                                                                  ---------  ---------
Net cash provided by financing activities........................     2,143     54,968
                                                                  ---------  ---------
Net increase (decrease) in cash and cash equivalents.............       218    (39,998)
Effect of foreign exchange rate changes..........................    (3,225)      (913)
Cash and cash equivalents at beginning of period.................    71,971    195,241
                                                                  ---------  ---------
Cash and cash equivalents at end of period....................... $  68,964  $ 154,330
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

  Basis of presentation

   The unaudited condensed consolidated financial statements of the Company have been prepared by the management of the Company and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, presented in the Company's Form 10-K for the year ended September 30, 2001, filed on December 31, 2001 with the Securities and Exchange Commission.

  Acquisitions

   To date, the Company's business combinations have been accounted for under the purchase method of accounting. The Company includes the results of operations of the acquired business from the acquisition date. Net assets of the companies acquired are recorded at their fair value at the acquisition date. The excess of the purchase price over the fair value of net assets acquired is included in goodwill and other purchased intangibles in the accompanying consolidated balance sheets. Amounts allocated to in-process research and development are expensed in the period in which the acquisition is consummated.

  Impairment of long-lived assets

   The Company periodically assesses the impairment of long-lived assets, including identifiable intangibles and related goodwill, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company also periodically assesses the impairment of enterprise level goodwill in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in

                         ARIBA, INC. AND SUBSIDIARIES
the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period, and the Company's market capitalization relative to net book value. When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in its current business model.

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

   The Company's Ariba Enterprise Spend Management solution consists of three component solutions: Ariba Analysis, Ariba Enterprise Sourcing and Ariba Procurement. Ariba Buyer, Ariba Sourcing, Ariba Dynamic Trade and Ariba Marketplace were the Company's primary software products in the quarter ended December 31, 2001 and in fiscal 2001. Ariba Enterprise Sourcing, which was introduced in late fiscal 2001, is derived from Ariba Dynamic Trade and Ariba Sourcing, which are still available as separate products. Ariba Sourcing and Ariba Marketplace are also available as hosted applications. The Company's primary products in fiscal 2000 were Ariba Buyer and, to a lesser extent, Ariba Marketplace.

   The Company licenses its products through its direct sales force and indirectly through resellers. The license agreements for the Company's products do not provide for a right of return, and historically product returns have not been significant. The Company does not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. The products are either purchased under a perpetual license model or under a time-based license model. Access to the Ariba Supplier Network, formerly known as the Ariba Commerce Services Network, is available to all Ariba customers as part of their maintenance agreements.

   The Company recognizes revenue in accordance with Statement of Position
(SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations by the Company with regard to implementation remain; the fee is fixed and determinable; and collectibility is probable. The Company considers all arrangements with payment terms extending beyond one year to not be fixed and determinable, and revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

                         ARIBA, INC. AND SUBSIDIARIES

   If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year) and revenue allocated to training and other service elements is recognized as the services are performed. Revenue from hosting services is recognized ratably over the term of the arrangement. The proportion of revenue recognized upon delivery may vary from quarter to quarter depending upon the relative mix of licensing arrangements and the availability of VSOE of fair value for undelivered elements.

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

   Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed. If the Company provides consulting services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Such contracts typically consist of implementation management services and are generally on a time and materials basis. These arrangements occur infrequently as implementation services are generally not considered essential to the functionality of the Company's products and are typically managed by third party consultants.

   The Company's customers include certain suppliers from whom, on occasion, the Company has purchased goods or services for the Company's operations at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated and recorded at terms the Company considers to be arm's-length. The Company did not have any of these transactions for the quarters ended December 31, 2001 and 2000.

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

                         ARIBA, INC. AND SUBSIDIARIES

   Revenue and accounts receivable comprising of more than 10% of total amounts by customers is as follows:

                                              % of
                                         Total Revenues
                                         --------------
                                                              % of Accounts
                                          Three months       Receivable as of
                                             ended      -------------------------
                                          December 31,
                                         -------------- December 31, September 30,
                                         2001      2000     2001         2001
                                         ----      ---- ------------ -------------
 Customer A.............................  --        --       12%          --
 Customer B.............................  --        --       10%          --
 Customer C.............................  --        --       --           11%

  Recent accounting pronouncements

   In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company has adopted the provisions of SFAS No. 141 and is required to adopt SFAS No. 142 effective October 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The adoption of SFAS No. 141 did not have a significant impact on the Company's consolidated financial statements. Because of the extensive effort needed to comply with adopting SFAS No. 142, which the Company will adopt on October 1, 2002, it is not practicable to reasonably estimate the impact of adopting this statement on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

   In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending December 31, 2002. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

                         ARIBA, INC. AND SUBSIDIARIES

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion
No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. The Company is required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending December 31, 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial statements.

   In November 2001, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. EITF No. 01-9 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, Accounting for Certain Sales Incentives, EITF No. 00-22, Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future, and EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. The Company is required to adopt EITF No. 01-9 no later than in the financial statements for annual or interim periods beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. The Company is evaluating the impact of EITF No. 01-9 and does not believe that upon adoption it will have a material impact on the Company's financial statements.

Note 2--Goodwill and Other Intangible Assets

   Goodwill and other intangible assets consisted of the following (in thousands):

                                                    December 31, September 30,
                                                        2001         2001
                                                    ------------ -------------
  Goodwill.........................................  $  907,100   $  907,103
  Assembled workforce..............................      11,127       11,127
  Covenants not-to-compete.........................       1,300        1,300
  Core technology..................................      17,392       17,392
  Intellectual property agreement..................     786,929      786,929
  Business partner warrants........................          --           11
                                                     ----------   ----------
                                                      1,723,848    1,723,862
  Less: accumulated amortization...................    (991,467)    (846,056)
                                                     ----------   ----------
  Goodwill and other intangible assets, net........  $  732,381   $  877,806
                                                     ==========   ==========

   The Company recorded a total of $3.1 billion in goodwill and other intangible assets in fiscal 2000 relating to the acquisitions of TradingDynamics, Tradex and SupplierMarket. In the quarter ended March 31, 2001, the

                         ARIBA, INC. AND SUBSIDIARIES

Company recorded a $1.4 billion impairment charge relating to goodwill and other intangible assets acquired in the Tradex acquisition.

   During the third quarter of fiscal 2001, the Company determined that an intangible asset recorded in connection with the prior issuance of a business partner warrant was impaired. As a result, the Company recorded a $17.7 million impairment charge to business partner warrant expense to write off the remaining net book value of this intangible asset.

   As of December 31, 2001, the Company had $732.4 million of goodwill and other intangible assets relating to the acquisition of TradingDynamics, Tradex and SupplierMarket and an intellectual property purchase agreement after giving effect to previous amortization and impairment charges. Amortization of goodwill and other intangible assets was $145.4 million and $328.5 million for the quarters ended December 31, 2001 and 2000, respectively.

Note 3 --Commitments and Contingencies

  Leases

   In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California as the Company's headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are $2.1 million and will escalate annually with the total future minimum lease payments amounting to $362.2 million over the lease term. The Company also contributed $79.9 million towards leasehold improvement costs of the facility and for the purchase of equipment and furniture, which was paid in full as of December 31, 2001, and of which approximately $49.2 million was written down in connection with the abandonment of excess facilities. As part of this agreement, the Company is required to hold two certificates of deposit, $25.7 million as a form of security through fiscal 2013 and $2.5 million as security until construction is complete which is expected to occur in the quarter ending March 31, 2002. These two certificates of deposit are classified as restricted cash on the condensed consolidated balance sheets.

  Restructuring and lease abandonment costs

   In fiscal 2001, the Company initiated a restructuring program to conform its expense and revenue levels and to better position the Company for growth and profitability. As part of this program, the Company restructured its worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities. During the quarter ended December 31, 2001, the restructuring resulted in a total charge of $5.6 million which is classified within operating expenses. The following paragraphs provide detailed information relating to the restructuring and lease abandonment costs which were recorded in the quarter ended December 31, 2001.

   The following table details restructuring activity through December 31, 2001 (in thousands):

                                               Severance    Lease
                                                  And    abandonment
                                               benefits     costs     Total
                                               --------- ----------- --------
  Balance at September 30, 2001...............  $   851    $30,343   $ 31,194
  Total charge to operating expense...........    4,946        696      5,642
  Cash paid...................................   (4,681)    (6,748)   (11,429)
                                                -------    -------   --------
  Balance at December 31, 2001................  $ 1,116    $24,291     25,407
                                                =======    =======
  Less: current portion.......................                         21,190
                                                                     --------
  Accrued restructuring and lease abandonment
    costs, less current portion...............                       $  4,217
                                                                     ========

                         ARIBA, INC. AND SUBSIDIARIES

  Worldwide workforce reduction

   Severance and benefits primarily include involuntary termination and COBRA benefits, outplacement costs, and payroll taxes. A majority of the terminations, which included sales and marketing, engineering and general administration support personnel, were completed during the third and fourth quarters of fiscal 2001 and in the quarter ended December 31, 2001. For the quarter ended December 31, 2001, total accrued charges for severance and benefits amounted to $4.9 million, of which $4.7 million had been paid or used by the quarter end. As of December 31, 2001, the remaining accrued balance of approximately $1.1 million in severance and benefits charges consists primarily of COBRA benefits and outplacement costs and involuntary termination costs related to the Company's international workforce, which the Company expects will result in all remaining cash expenditures being completed by the quarter ending June 30, 2002.

  Consolidation of excess facilities

   For the quarter ended December 31, 2001, the Company recorded restructuring expense of $696,000 related to the abandonment of its facility in Hong Kong. Lease abandonment costs incurred to date relate to the abandonment of excess leased facilities in Mountain View and Sunnyvale, California, Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Burlington, Massachusetts, Florham Park, New Jersey, Dallas, Texas, Hong Kong and Singapore for the remaining lease terms. Total lease abandonment costs include the impairment of leasehold improvements, remaining lease liabilities and brokerage fees offset by estimated sublease income. The estimated net costs of abandoning these leased facilities, including estimated sublease costs and income, were based on market information trend analyses provided by a commercial real estate brokerage firm retained by the Company.

   Net cash payments made in the quarter ended December 31, 2001 related to abandoned facilities amounted to $6.7 million. As of December 31, 2001, $24.3 million of lease abandonment costs, net of anticipated sublease income of $303.3 million, remains accrued and is expected to be utilized by fiscal 2013. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at December 31, 2001, particularly if actual sublease income is significantly different from current estimates.

  Litigation

   Between March 20, 2001 and June 5, 2001, several purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers or former officers and directors and three of the underwriters of its initial public offering. These actions purport to be brought on behalf of purchasers of the Company's common stock in the period from June 23, 1999, the date of the Company's initial public offering, to December 23, 1999 (in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the Company's initial public offering. Specifically, among other things, these actions allege the prospectus pursuant to which shares of common stock were sold in the Company's initial public offering, which was incorporated in a registration statement filed with the SEC, contained certain false and misleading statements or omissions regarding the practices of the Company's underwriters with respect to their allocation of shares of common stock in the Company's initial public offering to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused the Company's post-initial public offering stock price to be artificially inflated. The actions seek compensatory damages in unspecified amounts as well as other relief.

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

                         ARIBA, INC. AND SUBSIDIARIES

   The Company is also subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company's business, financial condition or results of operations. The Company has accrued for estimated losses in the accompanying condensed consolidated financial statements for those matters where it believes that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving the Company will not have a material adverse effect on its business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on the Company's business, results of operations or financial condition.

Note 4--Minority Interests in Subsidiaries

   As of December 31, 2001, minority interest of approximately $13.5 million is recorded on the condensed consolidated balance sheets in order to reflect the share of the net assets of Nihon Ariba K.K. and Ariba Korea, Ltd. held by minority investors. In addition, the Company recognized approximately $867,000 and $153,000 as an increase to other income and as an increase to other loss for the minority interests' share in operating results of these majority owned subsidiaries' for the quarters ended December 31, 2001 and 2000, respectively.

Note 5--Segment Information

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

   The Company has only one segment, software solutions. The Company markets its products in the United States and in foreign countries through its direct sales force and indirect distribution channels. The Company's chief operating decision maker evaluates resource allocation decisions and the performance of the Company based upon revenue recorded in geographic regions and does not receive financial information about expense allocations on a disaggregated basis.

   Information regarding revenue for the three months ended December 31, 2001 and 2000, and information regarding long-lived assets in geographic areas as of December 31, 2001 and 2000, are as follows (in thousands):


                                                        Three months ended
                                                           December 31,
                                                    --------------------------
                                                        2001         2000
                                                    ------------ -------------
  Revenues:
     United States.................................   $ 31,692     $127,240
     International.................................     23,558       42,993
                                                      --------     --------
         Total.....................................   $ 55,250     $170,233
                                                      ========     ========

                                                    December 31, September 30,
                                                        2001         2001
                                                    ------------ -------------
  Long-Lived Assets:
     United States.................................   $772,727     $923,351
     International.................................      5,310        6,477
                                                      --------     --------
         Total.....................................   $778,037     $929,828
                                                      ========     ========

                         ARIBA, INC. AND SUBSIDIARIES

   Revenues are attributed to countries based on the location of the Company's customers. The Company's international revenues were derived from sales in Europe, Asia, Asia Pacific and Latin America. The Company had net liabilities of $57.2 million in its international locations as of December 31, 2001.

Note 6--Stockholders' Equity

  Stock option exchange program

   On February 8, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, Ariba employees were given the opportunity, if they chose, to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date, at least six months and a day from the cancellation date, which was May 14, 2001. Under the exchange program, options for 12.7 million shares of the Company's common stock were tendered and cancelled. On December 3, 2001, the grant of replacement options to participating employees was approved resulting in the issuance of options for approximately 7.8 million shares of common stock. Each participant employee received, for each option included in the exchange, a one-for-one replacement option. The exercise price of each replacement option is $4.02 per share, which was the fair market value of the Company's common stock on December 3, 2001. The replacement options have terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any additional compensation charges or variable plan accounting. Members of the Company's Board of Directors and its officers and senior executives did not participate in this program.

  Warrants

   In the past, the Company has issued warrants for the purchase of its common stock to certain business partners which vest either immediately or vest contingently upon the achievement of certain milestones related to targeted revenue. The Company has accounted for these warrants in accordance with the provisions of EITF No. 96-18. Each reporting period, the Company determines which warrants have vested or are deemed probable of vesting. Business partner warrant cost is measured based on the total fair value of such warrants using the Black-Scholes option pricing model. The fair value of contingent warrants deemed probable of vesting is remeasured at the end of each subsequent quarter until the warrant vests, at which time the fair value attributable to that warrant is fixed. In the event such remeasurement results in an increase or decrease to the initial or previously determined estimate of the total fair value of a particular warrant, a cumulative adjustment of warrant expense is made in the current quarter.

   In February 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued unvested warrants to purchase up to 4,800,000 shares of the Company's common stock at various exercise prices based on future prices of the Company's common stock or at predetermined exercise prices. In December 2001, all of these warrants were cancelled in connection with an amendment of the related sales and marketing agreement. Business partner warrant expense related to these warrants was insignificant for all periods.

   In March 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued an unvested warrant to purchase up to 3,428,572 shares of the Company's common stock at an exercise price of $87.50 per share. The alliance relationship was entered into to take advantage of the business partner's global marketing and consulting resources and to broaden and accelerate adoption of the Company's products. The business partner can partially vest in this warrant each quarter upon attainment of certain periodic milestones related to revenue targets associated with the Company's sales to third parties under registered co-sale transactions and referrals or resale to third parties by the business partner. The warrant generally expires as to any earned or earnable portion when the milestone period expires or eighteen months after the specific milestone is met. The warrant can be earned over approximately a five-year period. From March 2000 through December 2001, the business partner vested in 982,326 shares of this warrant. During the quarter ended December 31, 2001, the business partner did not vest in any shares of this warrant. Accordingly, $0 and $9.3 million of business

                         ARIBA, INC. AND SUBSIDIARIES
partner warrant expense was recorded for this warrant for the quarters ended December 31, 2001 and 2000, respectively. No amounts related to the unvested warrants are reflected in the accompanying condensed consolidated financial statements.

   In April 2000, the Company entered into an agreement with a third party as part of the Company's vertical industry strategy to obtain a major partner in the financial services industry. In connection with the agreement, the Company issued warrants to purchase up to 6,776,000 shares of the Company's common stock at an exercise price based on the ten-day average of the Company's stock price up to and including the vesting date of when the warrant is earned. Upon signing of this agreement, 1,936,000 shares of the Company's common stock underlying the warrants were immediately vested. In the quarter ended June 30, 2000, the Company determined the fair value of the vested warrants to be $56.2 million using the Black-Scholes option pricing model, and a term of one year, risk free interest rate at 6.23%, expected volatility of 103% and no expected dividends. The agreement provided that the Company will receive $25.0 million in guaranteed gainshare revenues to be paid over a period of two years. The Company has determined that the guaranteed $25.0 million represents a partial payment for the warrants which vested upon signing of the agreement and accordingly, the net amount of $31.2 million was recorded as an intangible asset. The guaranteed gainshare of $25.0 million was recorded as a receivable in "Other Current Assets" and as of December 31, 2001, $20.0 million remains outstanding to be collected. The intangible asset was being amortized over the expected term of the arrangement of three years. For the quarter ended December 31, 2000, approximately $2.8 million of the intangible asset was amortized to business partner warrant expense. During fiscal 2001, the Company determined that the carrying value of the intangible asset was impaired due to communications from the partner that the establishment of vertical marketplaces would significantly underperform original plans and as a result, recorded a $17.7 million impairment charge to business partner warrant expense to write off the remaining net book value. The remaining 4,840,000 shares of the Company's common stock underlying the warrants vest upon attainment of certain milestones related to contingent revenues (gainshare) to be received by the Company under the terms of a related arrangement. The warrants generally expire when the milestone period expires or one year after the specific milestone is met. As of December 31, 2001, no portion of the remaining warrants had vested or were deemed probable of vesting or are reflected in the accompanying condensed consolidated financial statements.

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

   During the quarter ended December 31, 2001, 3.3 million restricted shares of common stock at prices below current fair market value were issued to certain officers and employees of the Company. Restrictions on restricted shares lapse ratably over a two to four year period or have up to five year vesting periods that are subject to acceleration if individual performance goals are achieved except for 2.0 million fully vested shares issued in connection with the severance of a former executive. Based on the intrinsic value at the date of grant, the Company recorded approximately $11.2 million of deferred stock-based compensation related to the issuance of the restricted common stock which will be charged to operating expenses as the shares vest.

   The Company has recorded deferred stock-based compensation totaling approximately $191.7 million from inception through December 31, 2001. Of this amount, $38.4 million related to the issuance of stock options prior to the Company's initial public offering in June 1999 and $124.6 million related to the acquisition of SupplierMarket, consummated in August 2000. These amounts are amortized in accordance with FASB

                         ARIBA, INC. AND SUBSIDIARIES

Interpretation No. 28 over the vesting period of the individual options and restricted common stock, generally between two to four years. During the quarter ended December 31, 2001, deferred stock-based compensation was reduced by approximately $32.0 million due to the cancellation of unvested stock options. Stock-based compensation expense totaled $3.4 million and $20.3 million for the quarters ended December 31, 2001 and 2000, respectively.

  Comprehensive income

   SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the quarters ended December 31, 2001 and 2000 are as follows (in thousands):

                                                          Three months ended
                                                             December 31,
                                                         --------------------
                                                           2001       2000
                                                         ---------  ---------
  Net loss.............................................. $(161,279) $(347,624)
  Unrealized gain (loss) on securities..................      (801)       542
  Foreign currency translation adjustments..............    (3,225)      (913)
                                                         ---------  ---------
  Comprehensive loss.................................... $(165,305) $(347,995)
                                                         =========  =========

   The income tax effects related to unrealized gains (losses) on securities and foreign currency translation adjustments are not considered material.

   The components of accumulated other comprehensive loss as of December 31, 2001 and September 30, 2001 are as follows (in thousands):

                                                       December 31, September 30,
                                                           2001         2001
                                                       ------------ -------------
Unrealized loss on securities.........................   $   638       $ 1,439
Foreign currency translation adjustments..............    (5,836)       (2,611)
                                                         -------       -------
Accumulated other comprehensive loss..................   $(5,198)      $(1,172)
                                                         =======       =======

                         ARIBA, INC. AND SUBSIDIARIES

Note 7--Net Loss Per Share

   The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

                                                          Three months ended
                                                             December 31,
                                                         --------------------
                                                           2001       2000
                                                         ---------  ---------
  Net loss.............................................. $(161,279) $(347,624)
                                                         =========  =========
  Weighted-average common shares outstanding............   261,702    249,587
  Less: Weighted-average common shares subject to
       repurchase.......................................    (6,077)    (9,652)
  Less: Weighted-average shares held in escrow related
       to acquisitions..................................        --     (4,650)
                                                         ---------  ---------
  Weighted-average common shares used in computing basic
    and diluted net loss per common share...............   255,625    235,285
                                                         =========  =========
  Basic and diluted net loss per common share........... $   (0.63) $   (1.48)
                                                         =========  =========

   At December 31, 2001 and 2000, 46,757,597 and 62,038,000 potential common shares, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive. Further, the potential common shares for the quarters ended December 31, 2001 and 2000 exclude 7,286,246 shares and 10,943,389 shares, respectively, which would be issuable under certain warrants contingent upon completion of certain milestones.

   The weighted-average exercise price of stock options outstanding was $4.22 and $33.34 as of December 31, 2001 and 2000, respectively. The weighted average repurchase price of unvested stock was $0.21 and $0.45 as of December 31, 2001 and 2000, respectively. The weighted average exercise price of warrants outstanding was $107.39 and $85.12 as of December 31, 2001 and 2000, respectively.

Note 8--Income Taxes

   The Company incurred operating losses for the quarters ended December 31, 2001 and 2000. Management has recorded a valuation allowance for the full amount of the net deferred tax assets, as sufficient uncertainty exists that it is more likely than not that the deferred tax assets would not be realized. During the quarter ended December 31, 2001, the Company incurred income tax expense of $1.1 million primarily attributable to its international subsidiaries. For the quarter ended December 31, 2000, the Company recorded income tax expense of $8.6 million which was reversed in subsequent quarters due to projected taxable income that did not materialize.

Note 9--Related Party Transactions

   In the first and third quarters of fiscal 2001, the Company sold approximately 41% of its consolidated subsidiary, Nihon Ariba K.K. and approximately 42% of its consolidated subsidiary, Ariba Korea, Ltd., respectively, to Softbank, a Japanese corporation and its subsidiaries (collectively, "Softbank"). An affiliate of Softbank also received the right to distribute Ariba products from these subsidiaries in their respective jurisdictions.

   From April through December 2001, the Chief Executive Officer of Softbank was a member of the Company's Board of Directors. For the quarters ended December 31, 2001 and 2000, the Company has recorded revenue of approximately $2.2 million and $6.4 million, respectively, related to transactions with Softbank.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Risk Factors" and the risks discussed in our other Securities Exchange Commission ("SEC") filings, including our Registration Statement in our Annual Report on Form 10-K filed December 31, 2001 with the SEC.

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

   Our Ariba Enterprise Spend Management solution consists of three component solutions: Ariba Analysis, Ariba Enterprise Sourcing and Ariba Procurement. Ariba Buyer, Ariba Sourcing, Ariba Dynamic Trade and Ariba Marketplace were our primary software products in the quarter ended December 31, 2001 and in fiscal 2001. Ariba Enterprise Sourcing, which was introduced in late fiscal 2001, is derived from Ariba Dynamic Trade and Ariba Sourcing, which are still available as separate products. Ariba Sourcing and Ariba Marketplace are also available as hosted applications. Our primary products in fiscal 2000 were Ariba Buyer and, to a lesser extent, Ariba Marketplace.

   We have incurred significant losses since inception. As of December 31, 2001, we had an accumulated deficit of $3.7 billion, including cumulative charges for the amortization of goodwill and other intangible assets totaling $1.8 billion, impairment of goodwill and other intangible assets totaling $1.4 billion, amortization of stock-based compensation totaling $73.6 million and business partner warrant expense totaling $63.3 million.

   We believe our current stability is contingent on increasing our customer base and developing our products and services. We intend to continue to invest in sales, marketing, research and development and, to a lesser extent, support infrastructure. We also will have significant expenses going forward related to the amortization of our goodwill and other intangible assets, subject to certain effects of the new accounting pronouncements as described in note 1 of notes to condensed consolidated financial statements.We therefore expect to continue to incur substantial operating losses for the foreseeable future.

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

Critical Accounting Policies/Estimates

   Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management's current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management's current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition policies, the assessment of recoverability of goodwill and other intangible assets, and restructuring reserves for abandoned operating leases.

   Through December 31, 2001, our revenues have been principally derived from licenses of our products, from maintenance and support contracts and from the delivery of implementation, consulting and training services. Customers who license Ariba Buyer and our other products also generally purchase maintenance contracts which provide software updates and technical support over a stated term, which is usually a twelve-month period. Customers may purchase implementation services from us, but we rely primarily on third-party consulting organizations to deliver these services directly to our customers. We also offer fee-based training services to our customers.

   We license our products through our direct sales force and indirectly through resellers. The license agreements for our products do not provide for a right of return, and historically product returns have not been significant. We do not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. Our products are either purchased under a perpetual license model or under a time-based license model. Access to the Ariba Supplier Network, formerly known as the Ariba Commerce Services Network, is available to all Ariba customers as part of their maintenance agreements.

   We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and SEC Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations by us with regard to implementation remain; the fee is fixed and determinable; and collectibility is probable. We consider all arrangements with payment terms extending beyond one year to not be fixed and determinable, and revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

   If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year) and revenue allocated to training and other service elements is recognized as the services are performed. Revenue from hosting services is recognized ratably over the term of the arrangement. The proportion of revenue recognized upon delivery may vary from quarter to quarter depending upon the relative mix of licensing arrangements and the availability of VSOE of fair value for undelivered elements.

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

   Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed. If we provide consulting services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Such contracts typically consist of implementation management services and are generally on a time and materials basis. These arrangements occur infrequently as implementation services are generally not considered essential to the functionality of our products and are typically managed by third party consultants.

   Our customers include certain suppliers from whom, on occasion, we have purchased goods or services for our operations at or about the same time we have licensed our software to these organizations. These transactions are separately negotiated and recorded at terms we consider to be arm's-length. We did not have any of these transactions for the quarters ended December 31, 2001 and 2000.

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

   As discussed in note 1 of notes to condensed consolidated financial statements, management is required to regularly review all of its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in its current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. We have recorded significant impairment charges for goodwill and intangible assets in the past and to the extent that events or circumstances cause our assumptions to change, additional charges may be required which could be material.

   As discussed in note 3 of notes to condensed consolidated financial statements, we have recorded significant restructuring charges in connection with our abandonment of certain operating leases as part of our program to restructure our operations and related facilities initiated in the third quarter of fiscal 2001. Lease abandonment costs for the abandoned facilities were estimated to include the impairment of leasehold improvements, remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts.

Stock Option Exchange Program

   On February 8, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, Ariba employees were given the opportunity, if they chose, to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date, at least six months and a day from the cancellation date, which was May 14, 2001. Under the exchange program, options for 12.7 million shares of our common stock were tendered and cancelled. On December 3, 2001, the grant of replacement options to participating employees was approved resulting in the issuance of options for approximately 7.8 million shares of common stock . Each participating employee received, for each option included in the exchange, a one-for-one replacement option. The exercise price of each replacement option is $4.02 per share, which was the fair market value of our common stock on December 3, 2001. The replacement options have terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any additional compensation charges or variable plan accounting. Members of our Board of Directors and our officers and senior executives did not participate in this program.

Pro Forma Financial Results

   We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of the amortization of goodwill and other intangible assets, impairment of goodwill, other intangible assets and equity investments, business partner warrants expense, stock-based compensation and restructuring and lease abandonment costs. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, compare GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, and read the associated reconciliation.

Results of Operations

   The following table sets forth statements of operations data for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q which, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Form 10-K for the fiscal year ended September 30, 2001 filed December 31, 2001 (in thousands, except per share data).

                                                            Three Months Ended
                                                               December 31,
                                                           --------------------
                                                             2001       2000
                                                           ---------  ---------
Revenues:
   License................................................ $  23,660  $ 128,911
   Maintenance and service................................    31,590     41,322
                                                           ---------  ---------
       Total revenues.....................................    55,250    170,233
                                                           ---------  ---------
Cost of revenues:
   License................................................       378      8,686
   Maintenance and service (exclusive of stock-based
     compensation expense of $671 and $1,494 for the
     three months ended December 31, 2001 and 2000,
     respectively)........................................     9,709     22,645
                                                           ---------  ---------
       Total cost of revenues.............................    10,087     31,331
                                                           ---------  ---------
   Gross profit...........................................    45,163    138,902
                                                           ---------  ---------
Operating expenses:
   Sales and marketing (exclusive of stock-based
     compensation expense of $(1,003) and $7,723 for the
     three months ended December 31, 2001 and 2000,
     respectively, and exclusive of $0 and $12,783 of
     business partner warrant expense for the three
     months ended December 31, 2001 and
     2000, respectively)..................................    28,134     83,688
   Research and development (exclusive of stock-based
     compensation expense of $35 and $2,927 for the three
     months ended December 31, 2001 and 2000,
     respectively)........................................    15,608     20,789
   General and administrative (exclusive of stock-based
     compensation expense of $3,665 and $8,187 for the
     three months ended December 31, 2001 and 2000,
     respectively)........................................    10,481     16,395
   Amortization of goodwill and other intangible assets...   145,414    328,528
   Business partner warrants..............................        --     12,783
   Stock-based compensation...............................     3,368     20,331
   Restructuring and lease abandonment costs..............     5,642         --
                                                           ---------  ---------
       Total operating expenses...........................   208,647    482,514
                                                           ---------  ---------
Loss from operations......................................  (163,484)  (343,612)
Interest income...........................................     2,531      5,867
Interest expense..........................................       (15)       (51)
Other income (expense)....................................       780     (1,236)
                                                           ---------  ---------
Net loss before income taxes..............................  (160,188)  (339,032)
Provision for income taxes................................     1,091      8,592
                                                           ---------  ---------
Net loss.................................................. $(161,279) $(347,624)
                                                           =========  =========
Basic and diluted net loss per share...................... $   (0.63) $   (1.48)
                                                           =========  =========
Weighted-average shares used in computing basic and
  diluted net loss per share..............................   255,625    235,285
                                                           =========  =========

Comparison of the Three Months Ended December 31, 2001 and 2000

  Revenues

   License

   License revenues for the quarter ended December 31, 2001 were $23.7 million, an 82% decrease from license revenues of $128.9 million for the quarter ended December 31, 2000. The decrease is primarily attributed to the reduced number of license sales, a different product mix and lower selling prices attributable to fewer large licensing deals in the quarter ended December 31, 2001 reflecting the economic slowdown and the significant decline in information technology spending. We expect the economic slowdown to continue to adversely impact our business for at least the next few quarters and perhaps significantly longer.

   Maintenance and service

   Maintenance and service revenues for the quarter ended December 31, 2001 were $31.6 million, a 24% decrease from maintenance and service revenues of $41.3 million for the quarter ended December 31, 2000. The decrease is primarily attributable to the decline in license sales which resulted in a decrease in revenues from customer implementations, training fees and maintenance contracts and a decline in hosted licenses which are included as service revenues.

  Cost of Revenues

   License

   Cost of license revenues was $378,000 for the quarter ended December 31, 2001, a decrease of 96% from cost of license revenues of $8.7 million for the quarter ended December 31, 2000. The decrease is primarily related to lower co-sale fees due to the reduced number of certain alliance partners, reduced royalties payable to third parties for integrated technology and to a lesser extent, a reduction in product costs associated with major upgrade introductions of our products.

   Maintenance and service

   Cost of maintenance and service revenues was $9.7 million for the quarter ended December 31, 2001, a decrease of 57% from cost of maintenance and service revenues of $22.6 million for the quarter ended December 31, 2000. The decrease is primarily attributable to reduced license sales resulting in decreased utilization of internal consultants related to implementations, customer support and training costs and to a lesser extent, a reduction in product costs associated with major upgrade introductions of our products.

  Operating Expenses

   Sales and marketing

   Sales and marketing expenses for the quarter ended December 31, 2001 were $28.1 million, a decrease of 66% from sales and marketing expenses of $83.7 million for the quarter ended December 31, 2000. The decrease is primarily attributable to a decrease in compensation and benefits for worldwide sales and marketing personnel due to the reductions in force in fiscal 2001 and the quarter ended December 31, 2001, a decrease in sales commissions due to a decline in overall sales activity, a reduction in our provision for doubtful accounts and, to a lesser extent, reduced overhead. Although we anticipate that the recent restructuring of our operations will reduce our sales and marketing expenses for at least the next quarter compared to the quarter ended December 31, 2001, these expenses may increase over the longer term.

  Research and development

   Research and development expenses for the quarter ended December 31, 2001 were $15.6 million, a decrease of 25% from research and development expenses of $20.8 million for the quarter ended December 31, 2000. The decrease is primarily attributable to a decrease in compensation and benefits for research and development personnel due to the reductions in force in fiscal 2001 and the quarter ended December 31, 2001, a decrease in localization of our software and, to a lesser extent, reduced overhead. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. Although we anticipate that the recent restructuring of our operations will reduce our research and development personnel expenses for at least the next quarter compared to the quarter ended December 31, 2001, these expenses may increase over the longer term.

  General and administrative

   General and administrative expenses for the quarter ended December 31, 2001 were $10.5 million, a decrease of 36% from general and administrative expenses of $16.4 million for the quarter ended December 31, 2000. The decrease is primarily attributable to a decrease in compensation and benefits for finance, accounting, legal, human resources and information technology support personnel due to the reductions in force in fiscal 2001 and the quarter ended December 31, 2001, a decrease in fees paid to outside professional service providers due to a significant reduction in information technology infrastructure costs and, to a lesser extent, reduced overhead. Although we anticipate that the recent restructuring of our operations will reduce our general and administrative expenses for at least the next quarter compared to the quarter ended December 31, 2001, these expenses may increase over the longer term.

  Amortization of goodwill and other intangible assets

   Our acquisitions of TradingDynamics, Tradex and SupplierMarket were accounted for under the purchase method of accounting. Accordingly, we recorded a total of $3.1 billion in goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired related to these acquisitions in fiscal 2000.

   In fiscal 2000, we sold 5,142,858 shares of common stock with a fair market value of $834.4 million to an independent third party in connection with an intellectual property purchase agreement. As part of the sale we received intellectual property and $47.5 million in cash. The intellectual property is valued at the difference between the fair market value of the stock being exchanged and the cash received, which is $786.9 million. This amount is classified within other intangible assets and is being amortized over three years based on the terms of the related intellectual property purchase agreement.

   The total amortization of goodwill and other intangible assets was $145.4 million and $328.5 million for the quarters ended December 31, 2001 and 2000, respectively. In addition, we recorded $3.4 million of business partner warrant expense for the three months ended December 31, 2000, related to the amortization of vested warrants classified as intangible assets which are included in the accompanying condensed consolidated statements of operations as business partner warrant expense. There was no business partner warrant expense for the quarter ended December 31, 2001.

   We anticipate that the unamortized balance of $732.4 million of goodwill and other intangible assets associated with acquisitions and strategic relationships will be amortized on a straight-line basis over their expected useful lives ranging from two years to three years, subject to certain effects of the new accounting pronouncements described below under Recent Accounting Pronouncements.

  Business partner warrants

   In the past, we have issued warrants for the purchase of our common stock to certain business partners which vested either immediately or vest contingently upon the achievement of certain milestones related to targeted revenue. For the quarters ended December 31, 2001 and 2000, we recognized business partner warrant expenses associated with these warrants totaling $0 and $12.8 million, respectively. See note 6 of notes to condensed consolidated financial statements for more detailed information.

   In February 2000, in connection with a sales and marketing alliance agreement with a third party, we issued unvested warrants to purchase up to 4,800,000 shares of our common stock at various exercise prices based on future prices of our common stock or at predetermined exercise prices. In December 2001, all of these warrants were cancelled in connection with an amendment of the related sales and marketing agreement. Business partner warrant expense related to these warrants was insignificant for all periods.

   In March 2000, in connection with a sales and marketing alliance agreement with a third party, we issued an unvested warrant to purchase up to 3,428,572 shares of our common stock at an exercise price of $87.50 per share. The alliance relationship was entered into to take advantage of the business partner's global marketing and consulting resources and to broaden and accelerate adoption of our products. The business partner can partially vest in this warrant each quarter upon attainment of certain periodic milestones related to revenue targets associated with our sales to third parties under registered co-sale transactions and referrals or resale to third parties by the business partner. The warrant generally expires as to any earned or earnable portion when the milestone period expires or eighteen months after the specific milestone is met. The warrant can be earned over approximately a five-year period. From March 2000 through December 2001, the business partner vested in 982,326 shares of this warrant. During the quarter ended December 31, 2001, the business partner did not vest in any shares of this warrant. Accordingly, $0 and $9.3 million of business partner warrant expense was recorded for this warrant for the quarters ended December 31, 2001 and 2000, respectively. No amounts related to the unvested warrants are reflected in the accompanying condensed consolidated financial statements.

   In April 2000, we entered into an agreement with a third party as part of our vertical industry strategy to obtain a major partner in the financial services industry. In connection with the agreement, we issued warrants to purchase up to 6,776,000 shares of our common stock at an exercise price based on the ten-day average of our stock price up to and including the vesting date of when the warrant is earned. Upon signing of this agreement, 1,936,000 shares of our common stock underlying the warrants were immediately vested. In the quarter ended June 30, 2000, we determined the fair value of the vested warrants to be $56.2 million using the Black-Scholes option pricing model, and a term of one year, risk free interest rate at 6.23%, expected volatility of 103% and no expected dividends. The agreement provided that we will receive $25.0 million in guaranteed gainshare revenues to be paid over a period of two years. We have determined that the guaranteed $25.0 million represents a partial payment for the warrants which vested upon signing of the agreement and accordingly, the net amount of $31.2 million was recorded as an intangible asset. The guaranteed gainshare of $25.0 million was recorded as a receivable in "Other Current Assets" and as of December 31, 2001, $20.0 million remains outstanding to be collected. The intangible asset was being amortized over the expected term of the arrangement of three years. For the quarter ended December 31, 2000, approximately $2.8 million of the intangible asset was amortized to business partner warrant expense. During fiscal 2001, we determined that the carrying value of the intangible asset was impaired due to communications from the partner that the establishment of vertical marketplaces would significantly underperform original plans and as a result, recorded a $17.7 million impairment charge to business partner warrant expense to write off the remaining net book value. The remaining 4,840,000 shares of our common stock underlying the warrants vest upon attainment of certain milestones related to contingent revenues (gainshare) to be received by us under the terms of a related arrangement. The warrants generally expire when the milestone period expires or one year after the specific milestone is met. As of December 31, 2001, no portion of the remaining warrants had vested or were deemed probable of vesting or are reflected in the accompanying condensed consolidated financial statements.

  Stock-based compensation

   We have recognized deferred stock-based compensation associated with stock options granted to employees at prices below market value on the date of grant, unvested stock options issued to employees in conjunction with the consummation of the SupplierMarket acquisition in August 2000 and the issuance of restricted shares of common stock to certain senior executives, officers and employees. These amounts are included as a component of stockholders' equity and are charged to operations over the vesting period of the options or the lapse of restrictions in the case of restricted stock, consistent with the method described in FIN No. 28. Stock-based compensation expense is presented as a separate line item in our condensed consolidated statements of operations, net of the effects of reversals for cancellation of unvested stock options previously amortized to expense under FIN No. 28. Unamortized amounts related to the cancellation of unvested stock options during the quarter ended December 31, 2001 resulted in a reduction of deferred stock-based compensation of approximately $32.0 million. For the quarters ended December 31, 2001 and 2000, stock-based compensation expense, net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

                                                           Three months ended
                                                              December 31,
                                                           ------------------
                                                             2001      2000
                                                           -------   -------
    Cost of revenues...................................... $   671   $ 1,494
    Sales and marketing...................................  (1,003)    7,723
    Research and development..............................      35     2,927
    General and administrative............................   3,665     8,187
                                                           -------   -------
       Total.............................................. $ 3,368   $20,331
                                                           =======   =======

   As of December 31, 2001, we had an aggregate of approximately $5.8 million of deferred stock-based compensation remaining to be amortized.

  Restructuring and lease abandonment costs

   In fiscal 2001, we initiated a restructuring program to conform our expense and revenue levels and to better position us for growth and profitability. As part of the restructuring program, we restructured our worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities. For the quarter ended December 31, 2001, total accrued charges for severance and benefits amounted to $4.9 million, of which $4.7 million had been paid or used by quarter end. As of December 31, 2001, the remaining accrued balance of approximately $1.1 million in severance and benefits charges consists primarily of COBRA benefits, outplacement costs and involuntary termination costs related to our international workforce, which we expect will result in cash expenditures being completed by the quarter ending June 30, 2002.

   In addition, we abandoned certain excess leased facilities for the remaining lease terms. Total lease abandonment costs include the impairment of leasehold improvements, remaining lease liabilities and brokerage fees offset by estimated sublease income. The estimated net costs of abandoning these leased facilities, including estimated sublease costs and income, were based on market information trend analyses provided by a commercial real estate brokerage firm retained by us. For the quarter ended December 31, 2001, we recorded restructuring expense of $696,000 related to the abandonment of an international facility. As of December 31, 2001, $24.3 million of lease abandonment costs, net of anticipated sublease income, remains accrued and is expected to be utilized by fiscal 2013. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at December 31, 2001, particularly if actual sublease income is significantly different from current estimates. See note 3 of notes to condensed consolidated financial statements for additional information.

  Interest Income

   Interest income for the quarter ended December 31, 2001 was $2.5 million, a decrease of 57% from interest income of $5.9 million for the quarter ended December 31, 2000. The decrease is attributable to lower average cash and investment balances during the quarter ended December 31, 2001.

  Minority Interest

   In December 2000, our consolidated subsidiary, Nihon Ariba K.K., issued and sold approximately 41% of its common stock for cash consideration of approximately $40.0 million to Softbank and its affiliate. In April 2001, Nihon Ariba K.K. issued and sold an additional 2% of its common stock for cash consideration of approximately $4.0 million to third parties. Prior to the transactions, we held 100% of the equity of Nihon Ariba K.K. in the form of common stock. Nihon Ariba K.K.'s operations consist of the marketing, distribution, service and support of our products in Japan.

   As of December 31, 2001, minority interest of approximately $11.0 million is recorded on the condensed consolidated balance sheets in order to reflect the share of the net assets of Nihon Ariba K.K. held by minority investors. In addition, we recognized approximately $644,000 as an increase to other income and approximately $153,000 as an increase to other loss for the minority interest's share of Nihon Ariba K.K.'s loss and income for the quarters ended December 31, 2001 and 2000, respectively.

   In April 2001, our consolidated subsidiary, Ariba Korea, Ltd., issued and sold approximately 42% of its common stock for cash consideration of approximately $8.0 million to Softbank and its affiliate. Prior to the transaction, we held 100% of the equity of Ariba Korea, Ltd. in the form of common stock. Ariba Korea, Ltd.'s operations consist of the marketing, distribution, service and support of our products in Korea.

   As of December 31, 2001, minority interest of approximately $2.5 million is recorded on the condensed consolidated balance sheets in order to reflect the share of the net assets of Ariba Korea, Ltd. held by minority investors. In addition, we recognized approximately $223,000 as an increase to other income for the minority interest's share of the Ariba Korea, Ltd. loss for the quarter ended December 31, 2001.

  Provision for Income Taxes

   We incurred operating losses for the quarters ended December 31, 2001 and 2000. We have recorded a valuation allowance for the full amount of the net deferred tax assets, as sufficient uncertainty exists that it is more likely than not that the deferred tax assets would not be realized. During the quarter ended December 31, 2001, we incurred income tax expense of $1.1 million primarily attributable to our international subsidiaries. For the quarter ended December 31, 2000, we recorded income tax expense of $8.6 million which was reversed in subsequent quarters due to projected taxable income that did not materialize.

Liquidity and Capital Resources

   As of December 31, 2001, we had $178.3 million in cash, cash equivalents and short-term investments, $60.3 million in long-term investments and $33.1 million in restricted cash, for total cash and investments of $271.6 million and $9.6 million in working capital.

   Net cash used in operating activities was approximately $18.3 million for the quarter ended December 31, 2001, compared to $21.9 million of net cash provided by operating activities for the quarter ended December 31, 2000. Net cash used in operating activities for the quarter ended December 31, 2001 was primarily attributable to an increase in the net loss for the period (less non-cash expenses) and decreases in accrued compensation and related liabilities, deferred revenue, accrued restructuring and lease abandonment costs and accounts payable. These cash flows used in operating activities were partially offset by decreases in accounts receivable and, to a lesser extent, prepaid expenses and other current assets and increases in accrued liabilities.

   Net cash provided by investing activities was approximately $16.4 million for the quarter ended December 31, 2001, which primarily reflects redemption of our investments offset by the purchases of property and equipment. Although we anticipate that the recent restructuring of our operations will reduce our capital expenditures over the near term, these expenditures may increase over the longer term.

   Net cash provided by financing activities was approximately $2.1 million for the quarter ended December 31, 2001, primarily from the proceeds from the exercise of stock options offset by the repurchase of our common stock.

   In March 2000, we entered into a new facility lease agreement for approximately 716,000 square feet constructed in four office buildings and an amenities building in Sunnyvale, California as our headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are $2.1 million and will escalate annually with the total future minimum lease payments amounting to $362.2 million over the lease term. We also contributed $79.9 million towards leasehold improvement costs of the facility and for the purchase of equipment and furniture which were paid in full as of December 31, 2001, and of which approximately $49.2 million was written down in connection with the abandonment of excess facilities. As part of this agreement, we are required to hold two certificates of deposit, $25.7 million as a form of security through fiscal 2013 and $2.5 million as security until construction is complete which is expected to occur in the quarter ending March 31, 2002. These two certificates of deposit are classified as restricted cash on the condensed consolidated balance sheets.

   Future minimum lease payments under all noncancelable capital and operating leases are as follows as of December 31, 2001 (in thousands):

                                                      Capital Operating
         Year Ending December 31,                     Leases   Leases
         ------------------------                     ------- ---------
         2002........................................  $307   $ 33,680
         2003........................................    38     43,766
         2004........................................    --     42,951
         2005........................................    --     41,295
         2006........................................    --     38,285
         Thereafter..................................    --    205,389
                                                       ----   --------
            Total minimum lease payments.............  $345   $405,366
                                                       ====   ========

   Operating lease payments shown above exclude any adjustment for lease income due under noncancelable subleases of excess facilities, which amounted to $96.0 million as of December 31, 2001. Interest expense related to capital lease obligations is immaterial for all periods presented.

   We do not have commercial commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

   We expect to incur significant operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. We anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, our ability to restructure operations successfully, our ability to manage infrastructure costs and our assumptions about estimated sublease income related to the estimated costs of abandoning excess leased facilities.

   Although our existing cash, cash equivalent and investment balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months, given the significant changes in our business and results of operations in fiscal 2002, the fluctuation in cash, cash equivalents and investments balances may be greater than presently anticipated. After fiscal 2002, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Recent Accounting Pronouncements

   In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.
SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We have adopted the provisions of SFAS No. 141 and are required to adopt SFAS No. 142 effective October 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The adoption of SFAS No. 141 did not have a significant impact on our consolidated financial statements. Because of the extensive effort needed to comply with adopting SFAS No. 142, which we will adopt on October 1, 2002, it is not practicable to reasonably estimate the impact of adopting this statement on our consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

   In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. We are required and plan to adopt the provisions of SFAS No. 143 for the quarter ending December 31, 2002. To accomplish this, we must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require us to gather market information and develop cash flow models. Additionally, we will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for us to estimate the impact of adopting this Statement at the date of this report.

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

Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. We are required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plan to adopt its provisions for the quarter ending December 31, 2002. Management does not expect the adoption of SFAS No. 144 related to these types of activities to have a material impact on our financial statements.

   In November 2001, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. EITF No. 01-9 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, Accounting for Certain Sales Incentives, EITF No. 00-22, Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future, and No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. We are required to adopt EITF No. 01-9 no later than in the financial statements for annual or interim periods beginning after December 15, 2001, and plan to adopt its provisions for the quarter ending March 31, 2002. We are evaluating the impact of EITF No. 01-9 and do not believe that upon adoption it will have a material impact on our financial statements.

Risk Factors

   In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Ariba and its business because such factors currently may have a significant impact on Ariba's business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in Ariba's other Securities and Exchange Commission filings including our Form 10-K for our fiscal year ended September 30, 2001, actual results could differ materially from those projected in any forward-looking statements.

  We Have a Relatively Limited Operating History and Have Made Several Recent Acquisitions. These Facts Make it Difficult to Evaluate Our Future Prospects Based on Historical Operating Results.

   We were founded in September 1996 and have a relatively limited operating history. Our limited operating history makes an evaluation of our future prospects very difficult. We began shipping our first product, Ariba Buyer, in June 1997 and began to operate the predecessor to the Ariba Supplier Network in April 1999. We began shipping Ariba Dynamic Trade in February 2000 following our acquisition of TradingDynamics, Ariba Marketplace in March 2000 following our acquisition of Tradex, and Ariba Sourcing in August 2000 following our acquisition of SupplierMarket. Ariba Dynamic Trade and Ariba Sourcing were subsequently incorporated into Ariba Enterprise Sourcing. We will encounter risks and difficulties frequently encountered by companies in new and rapidly evolving markets, including risks associated with our recent acquisitions. Many of these risks are described in more detail in this "Risk Factors" section. We may not successfully address any of these risks. If we do not successfully address these risks, our business will be seriously harmed.

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

  We Have a History of Losses and Expect to Incur Significant Additional Losses in the Future.

   We had an accumulated deficit of approximately $3.7 billion as of December 31, 2001. We expect to incur significant losses for the foreseeable future for a number of reasons, including the following:


  . Revenues from products and services have declined in each of the last four quarters ended December 31, 2001;

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

   As of December 31, 2001, we had unamortized goodwill and other intangible assets of approximately $732.4 million and anticipate amortization of these costs on a straight-line basis over their expected useful lives ranging from two years to three years, subject to the effects of the new accounting pronouncement SFAS No. 142, Goodwill and Other Intangible Assets. As of December 31, 2001, we had deferred stock-based compensation of approximately $5.8 million, which is being amortized to expense over periods ranging from two to five years. As a result of these intangible assets and deferred stock-based compensation charges, we expect to incur significant losses at least through fiscal 2006 and perhaps beyond, even if our results of operations excluding amortization of intangibles, deferred charges and other special charges would otherwise be profitable.

  Our Quarterly Operating Results Are Volatile and Difficult to Predict.

   Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. For example, our quarterly operating results for the quarter ended December 31, 2001 declined significantly from our operating results for the prior quarter. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance.

   Our quarterly operating results have varied or may vary depending on a number of factors, including the following:

   Risks Related to Revenues

  .  fluctuations in demand for our products and services;

  .  declines in the average selling price of our products;

  .  changes in the timing of sales of our products and services;

  .  changes in the mix and number of our products and services;

  . changes in the mix of our licensing arrangements and related timing of revenue recognition;

  . actions taken by our competitors, including new product introductions and enhancements; and

  . the current economic slowdown and recession affecting the economy generally or our industry in particular.

   Risks Related to Expense

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

  The Continuing Economic Slowdown, Particularly in Information Technology Spending, Will Adversely Impact Our Business.

   Our business has been adversely impacted by the economic slowdown, particularly the decline in information technology spending. We expect the economic slowdown to continue to adversely impact our business for at least the next few quarters and perhaps significantly longer and, as a result of the economic slowdown and other factors, we anticipate that total license revenues in fiscal 2002 will decline compared to fiscal 2001. The adverse impacts from the slowdown include longer sales cycles, lower average selling prices and reduced bookings and revenues.

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

  Our Acquisitions Will, and Any Future Acquisitions May, Require Us to Incur Significant Charges for Intangible Assets.

   Our recent acquisitions will, and any future acquisitions may, require us to incur significant charges for goodwill and other intangible assets, which will negatively affect our operating income. As of December 31, 2001, we had an aggregate of $732.4 million of unamortized goodwill and other intangible assets, after giving effect to the write off of $1.4 billion of goodwill and other intangible assets relating to our acquisition of Tradex Technologies in the quarter ended March 31, 2001. The amortization of our remaining goodwill and other intangible assets will result in significant additional charges to operations at least through the quarter ending December 31, 2004.

  A Decline in Revenues May Have a Disproportionate Impact on Operating Results And Require Further Reductions in Our Operating Expense Levels.

   Because our expense levels are relatively fixed in the near term for a given quarter and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results for that quarter. We incurred restructuring and lease abandonment charges of $5.6 million in the first quarter of fiscal 2002 as a result of our workforce reductions and other actions in response to declines in revenue. We may incur additional restructuring charges if we experience additional revenue declines.

  In the Future, We May Need to Raise Additional Capital in Order to Remain Competitive in the Electronic Commerce Industry. This Capital May Not Be Available on Acceptable Terms, If at All.

   Although our existing cash, cash equivalent and investment balances together with our anticipated cash flow from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months, given the significant changes in our business and results of operations in fiscal 2002, the fluctuations in cash, cash equivalents and investments balances may be greater than presently anticipated. After fiscal 2002, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

  Implementation of Our Products by Large Customers Is Complex, Time Consuming and Expensive. We Frequently Experience Long Sales and Implementation Cycles.

   Ariba Buyer, Ariba Enterprise Sourcing and our other products are enterprise-wide solutions that must be deployed with many users within a buying organization. Implementation of these solutions by buying organizations is complex, time consuming and expensive. In many cases, our customers must change established business practices. In addition, they must generally consider a wide range of other issues before committing to purchase our products and services, including product benefits, ease of installation, ability to work with existing computer systems, ability to support a larger user base, reliability and return on investment. Furthermore, the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer organization. The implementation and deployment of our products requires a significant commitment of resources by our customers and third parties and/or professional services organizations.

  We Expect to Depend on Ariba Buyer for a Substantial Portion of Our Business for the Foreseeable Future. This Business Could Be Concentrated in a Relatively Small Number of Customers.

   We anticipate that revenues from Ariba Buyer and related products and services will continue to constitute a substantial portion of our revenues for the foreseeable future. For the quarter ended December 31, 2001, revenues from Ariba Buyer and related products were more than a majority of our total revenues, even though we experienced a decline in the average selling price of these products. Consequently, if we continue to experience price declines or fail to achieve broad market acceptance of Ariba Buyer, our business would be seriously harmed. In addition, for the quarter ended December 31, 2001, a relatively small number of customers accounted for a substantial portion of revenues from sales of Ariba Buyer and related products. We may continue to derive a significant portion of our revenues attributable to Ariba Buyer from a relatively small number of customers.

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

   We depend on suppliers joining the Ariba Supplier Network. Any failure of suppliers to join the Ariba Supplier Network in sufficient numbers, or of existing suppliers to maintain their participation in the Ariba Supplier Network, would make the network less attractive to buyers and consequently other suppliers. In order to provide buyers on the Ariba Supplier Network an organized method for accessing goods and services, we rely on suppliers to maintain web-based product catalogs, indexing services (services that provide electronic product indices) and other content aggregation tools (software tools that allow users to aggregate information maintained in electronic format). Our inability to access and index these catalogs and services would result in our customers having fewer products and services available to them through our solution, which would adversely affect the perceived usefulness of the Ariba Supplier Network.

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

  We Depend on Strategic Relationships with Our Partners.

   We have established strategic relationships with certain outside companies. These companies are entitled to resell our products and/or to host our products for their customers. These relationships are new and this strategy is unproven. We cannot be assured that any of these resellers, ASP partners or hosting partners, or those we may contract with in the future, will be able to resell our products to an adequate number of customers. If our current or future strategic partners are not able to successfully resell our products, our business could be seriously harmed. For example, we have formed a strategic alliance with IBM to market and sell targeted solutions. We also have strategic relationships with Softbank and its affiliates, as a minority shareholder of our Japanese and Korean subsidiaries, Nihon Ariba K.K. and Ariba Korea, Ltd. There is no guarantee that these alliances will be successful in creating a larger market for our product offerings. If these alliances are not successful, our business, operating results and financial position could be seriously harmed.

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

   The introduction of Version 7.0 of Ariba Buyer was delayed significantly in the first quarter of fiscal 2001, and we have experienced delays in the introduction of other products and releases in the past. If new releases of our products or potential new products are delayed, we could experience a delay or loss of revenues and customer dissatisfaction.

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

  New Versions and Releases of Our Products May Contain Errors or Defects.

   Ariba Buyer, Ariba Enterprise Sourcing and our other products are complex. They may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of our products. We have in the past discovered software errors in our new releases and new products after their introduction. For example, in fiscal 2000 we discovered problems with respect to the ability of software written in Java to scale to allow for large numbers of concurrent users of Ariba Buyer. We have experienced delays in release, lost revenues and customer frustration during the periods required to correct these errors. We may in the future discover errors and additional scalability limitations in new releases or new products after the commencement of commercial shipments.

  We Are the Target of Several Securities Class Action Complaints and are at Risk of Securities Class Action Litigation, Which Could Result in Substantial Costs and Divert Management Attention and Resources.

   Between March 20, 2001 and June 5, 2001, several purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against us, certain of our officers or former officers and directors and three of the underwriters of our initial public offering. These actions purport to be brought on behalf of purchasers of our common stock in the period from June 23, 1999, the date of our initial public offering, to December 23, 1999 (in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our initial public offering. Specifically, among other things, these actions allege the prospectus pursuant to which shares of common stock were sold in our initial public offering, which was incorporated in a registration statement filed with the SEC, contained certain false and misleading statements or omissions regarding the practices of our underwriters with respect to their allocation of shares of common stock in our initial public offering to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused our post-initial public offering stock price to be artificially inflated. The actions seek compensatory damages in unspecified amounts as well as other relief.

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

  We Disclose Pro Forma Financial Information.

   We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of the amortization of goodwill and other intangible assets, impairment of goodwill, other intangible assets and equity investments, business partner warrants expense, stock-based compensation and restructuring and lease abandonment costs. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, compare GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, and read the associated reconciliation.

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

  We Depend on Increasing Use of the Internet. If the Use of the Internet Does Not Grow as Anticipated, Our Business Will Be Seriously Harmed.

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

   We develop products in the United States and market our products in the United States, Latin America, Europe, Canada, Asia Pacific and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. For the quarters ended December 31, 2001 and 2000, approximately 43% and 25%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

  Foreign Currency Exchange Rate Risk

   We use derivative instruments to manage risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to reduce our net exposures, by currency, related to the monetary assets and liabilities of our operations denominated in non-functional currency. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The forward contracts do not qualify for hedge accounting and accordingly, all of these instruments are marked to market at each balance sheet date through earnings every period. We believe that these forward contracts do not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts are generally offset by losses and gains on the underlying assets and liabilities. We do not use derivatives for trading or speculative purposes.

   All contracts have a maturity of less than one year and we do not defer any gains and losses, as they are all accounted for through earnings every period.

   The following table provides information about our foreign exchange forward contracts outstanding as of December 31, 2001, (in thousands):

                                                   Contract Value  Unrealized
                                                   --------------  Gain/(Loss)
  Foreign Currency                        Buy/Sell Currency  USD     in USD
  ----------------                        -------- -------- -----  -----------
  AUD....................................   Sell     (900)  $(466)    $  9
  CHF....................................    Buy      500   $ 306     $( 3)
  EUR....................................    Buy      900   $ 814     $(15)

   The unrealized gain/loss represents the difference between the contract value and the current value of the contract based on market rates. Ariba had no foreign exchange forward contracts in place prior to fiscal 2001.

   Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be fully offset by exchange losses and gains on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from other foreign currency exposures.

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

   Our interest rate risk has been minimal as interest expense related to lease commitments has been immaterial for the quarter ended December 31, 2001.

   The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio (in thousands except for interest rates).

                              Year ending  Year ending  Year ending  Year ending  Year ending
                              December 31, December 31, December 31, December 31, December 31,
                                  2002         2003         2004         2005         2006     Thereafter  Total
                              ------------ ------------ ------------ ------------ ------------ ---------- --------
Cash equivalents.............   $ 78,260          --           --         --           --          --     $ 78,260
Average interest rate........       2.36%         --           --         --           --          --         2.36%
Investments..................   $109,279     $38,851      $21,428         --           --          --     $169,558
Average interest rate........       3.97%       5.00%        3.54%        --           --          --         4.15%
Total investment securities..   $187,539     $38,851      $21,428         --           --          --     $247,818

   Note that these amounts exclude equity investments and uninvested cash.

                          PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

   Between March 20, 2001 and June 5, 2001, several purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against us, certain of our officers or former officers and directors and three of the underwriters of our initial public offering. These actions purport to be brought on behalf of purchasers of our common stock in the period from June 23, 1999, the date of our initial public offering, to December 23, 1999 (in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our initial public offering. Specifically, among other things, these actions allege the prospectus pursuant to which shares of common stock were sold in our initial public offering, which was incorporated in a registration statement filed with the SEC, contained certain false and misleading statements or omissions regarding the practices of our underwriters with respect to their allocation of shares of common stock in our initial public offering to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused our post-initial public offering stock price to be artificially inflated. The actions seek compensatory damages in unspecified amounts as well as other relief.

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

   We are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations. We have accrued for estimated losses in the accompanying financial statements for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving us will not have a material adverse effect on our business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on our business, results of operations or financial condition.

Item 2.  Changes in Securities and Use of Proceeds

   Not applicable.

Item 3.  Defaults Upon Senior Securities

   Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

   Not applicable.

Item 5.  Other Information

   Not applicable.

Item 6.  Exhibits and reports on Form 8-K

   (a) Exhibits


  4.4*    First Amended and Restated Shareholders Agreement, dated December 10,
            2001, by and among SOFTBANK Corp., SOFTBANK EC Holdings Corp.,
            Registrant and Nihon Ariba K.K.

 10.22*   Letter Agreement, dated October 20, 2001, by and between Registrant and Lawrence A. Mueller.

 10.23*   Offer Letter, dated October 16, 2001, by and between Registrant and
            James W. Frankola.

 10.24*   Amendment No. 1 to Stock Purchase Agreement, dated December 10, 2001, by and among Nihon Ariba K. K., SOFTBANK Corp., and SOFTBANK EC
            Holdings Corp.

 10.25*   Standby Purchase Agreement, dated December 10, 2001, by and among
            Registrant, Nihon Ariba K.K. and SOFTBANK EC Holdings Corp.

 10.26*   Release Reimbursement and Payment Agreement, dated December 10, 2001, by and among Registrant, Nihon Ariba K.K., SOFTBANK Corp. and
            SOFTBANK EC Holdings Corp.

   (b) Reports on Form 8-K

   Not applicable.

--------
* Confidential treatment has been requested with respect to certain provisions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ARIBA, INC.

                                          By:    /s/  JAMES W. FRANKOLA
                                             __________________________________
                                                     James W. Frankola
                                             Executive Vice President and Chief
                                                Financial Officer (Principal
                                             Financial and Accounting Officer)

Date:  February 14, 2002

                                 EXHIBIT INDEX

Exhibit
  No.                                            Exhibit Title
-------                                          -------------

   4.4* First Amended and Restated Shareholders Agreement, dated December 10, 2001, by and among
        SOFTBANK Corp., SOFTBANK EC Holdings Corp., the Registrant and Nihon Ariba K.K.

 10.22* Letter Agreement, dated October 20, 2001, by and between the Registrant and Lawrence A. Mueller.

 10.23* Offer Letter, dated October 16, 2001, by and between the Registrant and James W. Frankola.

 10.24* Amendment No. 1 to Stock Purchase Agreement, dated December 10, 2001, by and among Nihon
        Ariba K.K., SOFTBANK Corp. and SOFTBANK EC Holdings Corp.

 10.25* Standby Purchase Agreement, dated December 10, 2001, by and among Nihon Ariba K.K., the
        Registrant and SOFTBANK EC Holding Corp.

 10.26* Release, Reimbursement and Payment Agreement, dated December 10, 2001, by and among the
        Registrant, Nihon Ariba K.K., SOFTBANK Corp. and SOFTBANK EC Holdings Corp.

--------
* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.