Form 10-Q
period 2002-03-31
ARIBA INC
filed 2002-05-15
CIK 1084755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the Quarter Ended March 31, 2002

Commission File Number 000-26299

ARIBA, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0439730
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

807 11th Avenue
Sunnyvale, California 94089
(Address of principal executive offices)

(650) 390-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

On April 30, 2002, 264,180,800 shares of the registrant’s common stock were issued and outstanding.

ARIBA, INC.

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2002	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$112,468	$71,971
Short-term investments	51,571	145,931
Restricted cash	1,014	2,800
Accounts receivable, net	4,464	27,336
Prepaid expenses and other current assets	28,595	35,963

Total current assets	198,112	284,001
Property and equipment, net	38,483	50,353
Long-term investments	74,002	43,109
Restricted cash	29,560	29,771
Other assets	2,326	3,007
Goodwill and other intangible assets, net	587,605	877,806

Total assets	$930,088	$1,288,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,528	$28,395
Accrued compensation and related liabilities	39,366	53,285
Accrued liabilities	49,493	56,072
Restructuring costs	18,546	18,339
Deferred revenue	58,866	70,006
Current portion of other long-term liabilities	250	296

Total current liabilities	182,049	226,393
Restructuring costs, net of current portion	—	12,855
Deferred revenue, net of current portion	107,129	107,055
Other long-term liabilities, net of current portion	7	106

Total liabilities	289,185	346,409

Minority interests	13,536	15,720

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock	530	520
Additional paid-in capital	4,477,312	4,477,971
Deferred stock-based compensation	(10,482)	(33,023)
Accumulated other comprehensive loss	(6,371)	(1,172)
Accumulated deficit	(3,833,622)	(3,518,378)

Total stockholders’ equity	627,367	925,918

Total liabilities and stockholders’ equity	$930,088	$1,288,047

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Revenues:
License	$24,976	$57,983	$48,636	$181,431
Maintenance and service	32,216	32,048	63,806	73,370

Total revenues	57,192	90,031	112,442	254,801

Cost of revenues:
License	1,794	5,766	2,172	14,452
Maintenance and service (exclusive of stock-based compensation expense of $350 and $1,365 and for the three months ended March 31, 2002 and 2001 and $1,021 and $2,859 for the six months ended March 31, 2002 and 2001, respectively)	10,276	21,025	19,985	43,670

Total cost of revenues	12,070	26,791	22,157	58,122

Gross profit	45,122	63,240	90,285	196,679

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $3,576 and $4,541 for the three months ended March 31, 2002 and 2001 and $2,573 and $12,264 for the six months ended March 31, 2002 and 2001, respectively and exclusive of business partner warrants expense of $5,562 and $538 for the three months ended March 31, 2002 and 2001, and $5,562 and $7,858 for the six months ended March 31, 2002 and 2001, respectively)	18,956	79,954	47,090	163,642
Research and development (exclusive of stock-based compensation expense of $(205) and $2,640 for the three months ended March 31, 2002 and 2001 and $(169) and $5,567 for the six months ended March 31, 2002 and 2001, respectively)	16,192	25,579	31,800	46,368
General and administrative (exclusive of stock-based compensation expense of $1,139 and $7,151 for the three months ended March 31, 2002 and 2001 and $4,803 and $15,338 for the six months ended March 31, 2002 and 2001, respectively)	9,732	18,772	20,213	35,167
Amortization of goodwill and other intangible assets	144,774	327,571	290,188	656,099
Business partner warrants, net	5,562	538	5,562	7,858
Stock-based compensation, net	4,860	15,697	8,228	36,028
Restructuring and lease abandonment costs	(158)	—	5,484	—
Impairment of goodwill, other intangible assets and equity investments	—	1,433,292	—	1,433,292
Merger related costs	—	9,185	—	9,185

Total operating expenses	199,918	1,910,588	408,565	2,387,639

Loss from operations	(154,796)	(1,847,348)	(318,280)	(2,190,960)
Interest income	1,925	5,693	4,456	11,560
Interest expense	(104)	(122)	(119)	(173)
Other income (expense)	(86)	561	694	(675)

Net loss before income taxes	(153,061)	(1,841,216)	(313,249)	(2,180,248)
Income tax (provision) benefit	(904)	6,040	(1,995)	(2,552)

Net loss	$(153,965)	$(1,835,176)	$(315,244)	$(2,182,800)

Basic and diluted net loss per share	$(0.60)	$(7.60)	$(1.23)	$(9.16)

Shares used in computing net loss per share—basic and diluted	258,748	241,417	257,187	238,351

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2002	2001
Operating activities:
Net loss	$(315,244)	$(2,182,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	(2,157)	20,109
Depreciation and amortization	306,669	667,475
Amortization of stock-based compensation	8,228	36,028
Impairment of equity investments	—	24,385
Impairment of goodwill and other intangible assets	—	1,408,907
Impairment of leasehold improvements	(2,182)	—
Business partner warrant expense, net	5,562	13,944
Minority interests in net loss of consolidated subsidiaries	(781)	(667)
Changes in operating assets and liabilities:
Accounts receivable	25,029	(16,265)
Prepaid expenses and other assets	2,487	(4,305)
Accounts payable	(12,867)	(33,079)
Accrued compensation and related liabilities	(13,919)	11,415
Accrued liabilities	(2,579)	62,621
Restructuring and lease abandonment costs	(12,648)	—
Deferred revenue	(11,066)	10,723

Net cash provided by (used in) operating activities	(25,468)	18,491

Investing activities:
Purchases of property and equipment, net	(2,426)	(59,679)
Sales/purchases of investments, net	61,630	(82,089)
Allocation from (to) restricted cash, net	1,997	(13,060)

Net cash provided by (used in) investing activities	61,201	(154,828)

Financing activities:
Repayments of long-term obligations	(145)	(275)
Proceeds from issuance of common stock	8,703	28,112
Proceeds from subsidiary stock offering	—	40,000
Repurchase of common stock	(432)	(61)

Net cash provided by financing activities	8,126	67,776

Net increase (decrease) in cash and cash equivalents	43,859	(68,561)
Effect of foreign exchange rate changes	(3,362)	(3,627)

Cash and cash equivalents at beginning of period	71,971	195,241

Cash and cash equivalents at end of period	$112,468	$123,053

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company”), provides software, services and network access to enable corporations to evaluate, manage and reduce the costs associated with running their business. The Company’s products and services are designed to allow customers to streamline their existing procurement processes and expand control over their spend by negotiating better contracts with suppliers. The Company was founded in September 1996 and from that date through March 1997 was in the development stage, conducting research and developing its initial products. In March 1997, the Company began selling its products and related services and currently markets them in the United States, Canada, Europe, Latin America, Asia and Asia Pacific primarily through its direct sales force and indirect sales channels.

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared by the management of the Company and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Form 10-K for the year ended September 30, 2001, filed on December 31, 2001 with the Securities and Exchange Commission.

Acquisitions

To date, the Company’s business combinations have been accounted for under the purchase method of accounting. The Company includes the results of operations of the acquired business from the acquisition date. Net assets of the companies acquired are recorded at their fair value at the acquisition date. The excess of the purchase price over the fair value of net assets acquired is included in goodwill and other purchased intangibles in the accompanying consolidated balance sheets. Amounts allocated to in-process research and development are expensed in the period in which the acquisition is consummated.

Impairment of long-lived assets

The Company periodically assesses the impairment of long-lived assets, including identifiable intangibles and related goodwill, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company also periodically assesses the impairment of enterprise level goodwill in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and the Company’s market capitalization relative to net book value. When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in its current business model.

Revenue recognition

The Company’s revenue consists of fees for licenses of the Company’s software products, maintenance, hosted services, customer training and consulting. Cost of license revenue primarily includes product, delivery and royalty costs. Cost of maintenance and service revenue consists primarily of labor costs for engineers performing implementation services and technical support and training personnel and facilities and equipment costs.

The Company’s Ariba Enterprise Spend Management solutions consist of three component solutions: Ariba Analysis, Ariba Enterprise Sourcing and Ariba Procurement. Fiscal 2001 also included significant sales of Ariba Dynamic Trade and Ariba Marketplace products. Ariba Enterprise Sourcing, which was introduced in late fiscal 2001, is derived from Ariba Dynamic Trade and Ariba Sourcing, which are still available as separate products. Ariba Sourcing and Ariba Marketplace are also available as hosted applications.

The Company licenses its products through its direct sales force and indirectly through resellers. The license agreements for the Company’s products do not provide for a right of return, and historically product returns have not been significant. The Company does not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. The products are either purchased under a perpetual license model or under a time-based license model. Access to the Ariba Supplier Network, formerly known as the Ariba Commerce Services Network, is available to all Ariba customers as part of their maintenance agreements.

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; the Company has no significant obligations with regard to implementation; the fee is fixed and determinable; and collectibility is probable. The Company considers all arrangements with payment terms extending beyond one year to not be fixed and determinable, and revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance and support services and professional services, based on the relative fair values of the elements specific to the Company. The Company’s determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Certain of the Company’s perpetual and time-based licenses include unspecified additional products and/or payment terms that extend beyond twelve months. The Company recognizes revenue from perpetual and time-based licenses that include unspecified additional software products ratably over the term of the arrangement. Revenue from those contracts with extended payment terms is recognized at the lesser of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fee was fixed or determinable.

Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed. If the Company provides consulting services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Such contracts typically consist of implementation management services and are generally on a time and materials basis. These arrangements occur infrequently as implementation services are generally not considered essential to the functionality of the Company’s products and are typically managed by third party consultants.

The Company’s customers include certain suppliers from whom, on occasion, the Company has purchased goods or services for the Company’s operations at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated and recorded at terms the Company considers to be arm’s-length. The Company did not have any of these transactions for the quarters ended March 31, 2002 and 2001.

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

In November 2001, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. The Company adopted EITF No. 01-9 in the quarter ended March 31, 2002. EITF No. 01-9 requires that consideration, including warrants, given by a vendor to a customer or a reseller of the vendor’s products be classified in the vendor’s financial statements as a reduction of revenue in certain circumstances. Adoption of EITF No. 01-9 had no effect on the Company’s financial statements for any periods subsequent to September 30, 2001 as there has been no warrant expense requiring such reclassification. In addition, no warrant expense requiring such reclassification is expected in future periods. However, reclassifications have been made to prior year statements of operations to comply with the new requirements. As a result, warrant expense totaling $0.6 million and $6.1 million has been reclassified as a reduction of revenues for the quarter and six months ended March 31, 2001, respectively. The total reduction in revenues associated with this reclassification will be

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$7.3 million and $3.6 million for fiscal 2001 and 2000, or 2% and 1% of total revenues, respectively. The adoption of EITF No. 01-9 did not affect the Company’s net loss, basic and diluted net loss per share, financial position, or cash flows.

Fair value of financial instruments and concentration of credit risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and long-term debt, approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company’s customer base consists of businesses in North America, Europe, Middle East, Asia, and Latin America. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations.

Revenue and accounts receivable by customers comprising more than 10% of total amounts are as follows:

	% of Total revenues
	Three months ended March 31,		Six months ended March 31,		% of Net accounts receivable as of
					March 31, 2002	September 30, 2001
	2002	2001	2002	2001
Customer A	—	—	—	—	20%	—
Customer B	—	—	—	—	15%	—
Customer C	—	—	—	—	13%	—
Customer D	11%	—	—	—	—	—
Customer E	—	11%	—	—	—	—
Customer F	—	—	—	—	—	11%

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company has adopted the provisions of SFAS No. 141 and is required to adopt SFAS No. 142 effective October 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The adoption of SFAS No. 141 did not have a significant impact on the Company’s consolidated financial statements. Further, management does not expect adoption of SFAS No. 142 to have a significant impact on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. The Company is required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending December 31, 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company’s financial statements.

Note 2—Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2002	September 30, 2001
Goodwill	$907,100	$907,103
Assembled workforce	11,127	11,127
Covenants not-to-compete	1,300	1,300
Core technology	17,392	17,392
Intellectual property agreement	786,929	786,929
Business partner warrants	—	11

	1,723,848	1,723,862
Less: accumulated amortization	(1,136,243)	(846,056)

Goodwill and other intangible assets, net	$587,605	$877,806

The Company recorded a total of $3.1 billion in goodwill and other intangible assets in fiscal 2000 relating to the acquisitions of TradingDynamics, Tradex and SupplierMarket. In the quarter ended March 31, 2001, the Company recorded a $1.4 billion impairment charge relating to goodwill and other intangible assets acquired in the Tradex acquisition.

During the third quarter of fiscal 2001, the Company determined that an intangible asset recorded in connection with the prior issuance of a business partner warrant was impaired. As a result, the Company recorded a $17.7 million impairment charge to business partner warrant expense to write off the remaining book value of this intangible asset.

As of March 31, 2002, the Company had $587.6 million of goodwill and other intangible assets relating to the acquisitions of TradingDynamics, Tradex and SupplierMarket and an intellectual property purchase agreement after giving effect to previous amortization and impairment charges. Amortization of goodwill and other intangible assets was $144.8 million and $327.6 million for the quarters ended March 31, 2002 and 2001, respectively.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California as the Company’s headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are approximately $2.2 million and will escalate annually with the total future minimum lease payments amounting to $354.1 million over the lease term. The Company also contributed $80.0 million towards leasehold improvement costs of the facility and for the purchase of equipment and furniture, which was paid in full as of December 31, 2001, of which approximately $49.2 million was written down in connection with the abandonment of excess facilities. As part of this agreement, the Company is required to hold certificates of deposit totaling $25.7 million as a form of security through fiscal 2013 which is classified as restricted cash on the condensed consolidated balance sheets. In the quarter ended March 31, 2002, a certificate of deposit totaling $2.5 million as a security deposit for the Company’s headquarters was released.

Restructuring and lease abandonment costs

In fiscal 2001, the Company initiated a restructuring program to conform its expense and revenue levels and to better position the Company for growth and profitability. As part of this program, the Company restructured its worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities.

The following table details restructuring activity through March 31, 2002 (in thousands):

	Severance and benefits	Lease abandonment costs	Total
Balance at September 30, 2001	$851	$30,343	$31,194
Total charge to operating expense	4,946	696	5,642
Cash paid	(4,681)	(6,748)	(11,429)

Balance at December 31, 2001	1,116	24,291	25,407

Total charge to operating expense	—	—	—
Cash paid	(816)	(6,045)	(6,861)

Balance at March 31, 2002	$300	$18,246	$18,546

Worldwide workforce reduction

Severance and benefits primarily include involuntary termination and COBRA benefits, outplacement costs, and payroll taxes. A majority of the terminations, which included sales and marketing, engineering and general administration support personnel, were completed during the third and fourth quarters of fiscal 2001 and in the quarter ended December 31, 2001. During the quarter ended March 31, 2002, $0.8 million of severance and benefits costs were paid. As of March 31, 2002, total accrued charges for severance and benefits amounted to $0.3 million, consisting primarily of COBRA benefits and outplacement costs and involuntary termination costs related to the Company’s international workforce. The Company expects all remaining cash expenditures will be made in the quarter ending June 30, 2002.

Consolidation of excess facilities

Lease abandonment costs incurred to date relate to the abandonment of excess leased facilities in Mountain View and Sunnyvale, California, Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Burlington, Massachusetts,

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the quarter ended March 31, 2002, the Company made net cash payments totaling $6.0 million relating to the abandoned facilities. As of March 31, 2002, $18.2 million of lease abandonment costs, net of anticipated sublease income of $297.6 million, remains accrued and is expected to be utilized by fiscal 2013. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at March 31, 2002, particularly if actual sublease income is significantly different from current estimates.

Litigation

Between March 20, 2001 and June 5, 2001, several purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers or former officers and directors and three of the underwriters of its initial public offering. These actions were purported to be brought on behalf of purchasers of the Company’s common stock in the period from June 23, 1999, the date of the Company’s initial public offering, to December 23, 1999 (or in some cases, to December 5 or 6, 2000), and made certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to the Company’s initial public offering. Specifically, among other things, these actions alleged that the prospectus pursuant to which shares of common stock were sold in the Company’s initial public offering, which was incorporated in a registration statement filed with the SEC, contained certain false and misleading statements or omissions regarding the practices of the Company’s underwriters with respect to their allocation to their customers of shares of common stock in the Company’s initial public offering and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused the Company’s post-initial public offering stock price to be artificially inflated. The actions were seeking compensatory damages in unspecified amounts as well as other relief.

On June 26, 2001, these actions were consolidated into a single action bearing the title In re Ariba, Inc. Securities Litigation, 01 CIV 2359. On August 9, 2001, that consolidated action was further consolidated before a single judge with cases brought against over three hundred additional issuers and their underwriters that make similar allegations regarding the initial public offerings of those issuers. The latter consolidation was for purposes of pretrial motions and discovery only.

On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against the Company and the individual officers and directors, which the Court approved and entered as an order on March 1, 2002. On April 19, 2002, the plaintiffs filed an amended complaint in which they dropped their claims against the Company and the individual officers and directors under Sections 11 and 15 of the Securities Act of 1933, but elected to proceed with their claims against such defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company intends to defend against these claims vigorously.

The Company is also subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimated losses in the accompanying condensed consolidated financial statements for those matters where it believes that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving the Company will not have a material adverse effect on its business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

existing or future litigation will not have a material adverse effect on the Company’s business, results of operations or financial condition.

Note 4—Minority Interests in Subsidiaries

As of March 31, 2002, minority interests of approximately $13.5 million are recorded on the condensed consolidated balance sheet in order to reflect the share of the net assets of Nihon Ariba K.K. and Ariba Korea, Ltd. held by minority investors. In addition, the Company recognized approximately $86,000 and $820,000 as an increase to other loss and as an increase to other income for the minority interests’ share in operating results of these majority owned subsidiaries’ for the quarters ended March 31, 2002 and 2001, respectively. For the six month periods ended March 31, 2002 and 2001, respectively, the Company recognized approximately $781,000 and $666,000 as an increase to other income for the minority interests’ share in operating results of Nihon Ariba K.K. and Ariba Korea, Ltd.

Note 5—Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company has only one segment, software solutions. The Company markets its products in the United States and in foreign countries through its direct sales force and indirect distribution channels. The Company’s chief operating decision maker evaluates resource allocation decisions and the performance of the Company based upon revenue recorded in geographic regions and does not receive financial information about expense allocations on a disaggregated basis.

Information regarding revenue for the three and six month periods ended March 31, 2002 and 2001, and information regarding long-lived assets in geographic areas as of March 31, 2002 and September 30, 2001, are as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
Revenues:
United States	$37,635	$65,921	$69,327	$187,698
International	19,557	24,110	43,115	67,103

Total	$57,192	$90,031	$112,442	$254,801

Approximately 11% of total revenues for the three months ended March 31, 2002 were from a single customer and a related party.

	March 31, 2002	September 30, 2001
Long-Lived Assets:
United States	$623,211	$923,351
International	3,865	6,477

Total	$627,076	$929,828

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues are attributed to countries based on the location of the Company’s customers. The Company’s international revenues were derived from sales in Europe, Asia, Asia Pacific and Latin America. The Company had net liabilities of $56.2 million in its international locations as of March 31, 2002.

Note 6—Stockholders’ Equity

Stock option exchange program

On February 8, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, Ariba employees were given the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date, at least six months and a day from the cancellation date, which was May 14, 2001. Under the exchange program, options for 12.7 million shares of the Company’s common stock were tendered and cancelled. On December 3, 2001, the grant of replacement options to participating employees was approved resulting in the issuance of options for approximately 7.8 million shares of common stock. Each participant employee received, for each option included in the exchange, a one-for-one replacement option. The exercise price of each replacement option is $4.02 per share, which was the fair market value of the Company’s common stock on December 3, 2001. The replacement options have terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any additional compensation charges or variable plan accounting. Members of the Company’s Board of Directors and its officers and senior executives did not participate in this program.

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

In February 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued unvested warrants to purchase up to 4,800,000 shares of the Company’s common stock at various exercise prices based on future prices of the Company’s common stock or at predetermined exercise prices. In December 2001, all of these warrants were cancelled in connection with an amendment of the related sales and marketing agreement. Business partner warrant expense related to these warrants was insignificant for all periods.

In March 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued an unvested warrant to purchase up to 3,428,572 shares of the Company’s common stock at an exercise price of $87.50 per share. The business partner can partially vest in this warrant each quarter upon attainment of certain periodic milestones related to revenue targets The warrant generally expires as to any earned or earnable portion when the milestone period expires or eighteen months after the specific milestone is met. The warrant can be earned over approximately a five-year period. Through September 30, 2001, the business partner vested in 982,326 shares of this warrant. During the six months ended March 31, 2002, the business partner did not vest in any shares of this warrant and accordingly, no business partner warrant expense

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was recorded. A total of $8.5 million of business partner warrant expense was recorded for the six months ended March 31, 2001, of which $2.7 million has been recorded as a reduction of revenues in accordance with EITF No. 01-9. See note 1 of condensed consolidated financial statements for additional information. No amounts related to the unvested warrants are reflected in the accompanying condensed consolidated financial statements.

In April 2000, the Company entered into an agreement with a third party as part of the Company’s vertical industry strategy to obtain a major partner in the financial services industry. In connection with the agreement, the Company issued warrants to purchase up to 6,776,000 shares of the Company’s common stock at an exercise price based on the ten-day average of the Company’s stock price prior to the vesting date. Upon signing of this agreement, 1,936,000 shares of the Company’s common stock with a fair value of $56.2 million were immediately vested. The agreement provided that the Company would receive $25.0 million in guaranteed gainshare to be paid over a period of two years which the Company determined to represent payment for the vested warrants. Accordingly, $31.2 million representing the fair value of the vested warrants less the guaranteed gainshare was recorded as an intangible asset to be amortized over the three year term of the agreement. During the third quarter of fiscal 2001, the Company determined that the carrying value of the intangible asset was impaired and wrote off the remaining net book value with a $17.7 million charge to business partner warrant expense. The guaranteed gainshare of $25.0 million was recorded as a receivable in “Other Current Assets” and as of December 31, 2001, $20.0 million remained outstanding. During the quarter ended March 31, 2002, this receivable’s outstanding balance of $20.0 million was settled for $15.0 million cash which was received in April 2002 and the cancellation of the remaining unvested warrants to purchase 4,840,000 shares of the Company’s common stock. As a result, the Company recorded a charge of $5.6 million representing the uncollected receivable and related settlement costs as business partner warrant expense in the quarter ended March 31, 2002. A total of $5.4 million of business partner warrant expense was recorded for the six months ended March 31, 2001, of which $3.4 million has been recorded as a reduction of revenues in accordance with EITF No. 01-9. See note 1 of condensed consolidated financial statements for additional information.

Stock-based compensation

The Company accounts for its employee stock-based compensation plans in accordance with APB Opinion No. 25, and Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25. Accordingly, no compensation cost is recognized for any of the Company’s fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date.

During the quarter ended December 31, 2001, 3.3 million restricted shares of common stock at prices below current fair market value were issued to certain officers and employees of the Company. Restrictions on restricted shares lapse ratably over a two to four year period or have up to five year vesting periods that are subject to acceleration if individual performance goals are achieved, except for 2.0 million fully vested shares issued in connection with the severance of a former executive. Based on the intrinsic value at the date of grant, the Company recorded approximately $11.2 million of deferred stock-based compensation related to the issuance of the restricted common stock as of December 31, 2001, which will be charged to operating expenses as the shares vest in accordance with FASB Interpretation No. 28.

The Company has recorded deferred stock-based compensation totaling approximately $191.7 million from inception through December 31, 2001. Of this amount, $38.4 million related to the issuance of stock options prior to the Company’s initial public offering in June 1999 and $124.6 million related to the acquisition of SupplierMarket, consummated in August 2000. These amounts are amortized in accordance with FASB Interpretation No. 28 over the vesting period of the individual options and restricted common stock, generally between two to four years. During the three months ended March 31, 2002 and 2001, the Company recorded

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$4.9 million and $15.7 million of stock-based compensation, respectively. During the six months ended March 31, 2002 and 2001, the Company recorded $8.3 million and $36.0 million of stock-based compensation, respectively.

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three and six months ended March 31, 2002 and 2001 are as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
Net loss	$(153,965)	$(1,835,176)	$(315,244)	$(2,182,800)
Unrealized gain (loss) on securities	(1,036)	(255)	(1,837)	287
Foreign currency translation adjustments	(137)	(2,714)	(3,362)	(3,627)

Comprehensive loss	$(155,138)	$(1,838,145)	$(320,443)	$(2,186,140)

The income tax effects related to unrealized gains (losses) on securities and foreign currency translation adjustments are not considered material.

The components of accumulated other comprehensive loss as of March 31, 2002 and September 30, 2001 are as follows (in thousands):

	March 31, 2002	September 30, 2001
Unrealized gain (loss) on securities	$(398)	$1,439
Foreign currency translation adjustments	(5,973)	(2,611)

Accumulated other comprehensive loss	$(6,371)	$(1,172)

Note 7—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
Net loss	$(153,965)	$(1,835,176)	$(315,244)	$(2,182,800)

Weighted-average common shares outstanding	263,955	252,876	262,829	251,232
Less: Weighted-average common shares subject to repurchase	(5,207)	(8,293)	(5,642)	(8,973)
Less: Weighted-average shares held in escrow related to acquisitions	—	(3,166)	—	(3,908)

Weighted-average common shares used in computing basic and diluted net loss per common share	258,748	241,417	257,187	238,351

Basic and diluted net loss per common share	$(0.60)	$(7.60)	$(1.23)	$(9.16)

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2002 and 2001, 48,010,101 and 54,847,919 potential common shares, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive. Further, the potential common shares for the three months ended March 31, 2002 and 2001 exclude 2,446,246 shares and 10,686,246 shares, respectively, which would be issuable under certain warrants contingent upon completion of certain milestones.

The weighted-average exercise price of stock options outstanding was $4.08 and $34.91 as of March 31, 2002 and 2001, respectively. The weighted average repurchase price of unvested stock was $0.14 and $0.47 as of March 31, 2002 and 2001, respectively. The weighted average exercise price of warrants outstanding was $87.50 and $85.62 as of March 31, 2002 and 2001, respectively.

Note 8—Income Taxes

The Company incurred operating losses for the quarters ended March 31, 2002 and March 31, 2001. The Company has recorded a valuation allowance for the full amount of its net deferred tax assets, as sufficient uncertainty exists that it is more likely than not that the deferred tax assets would not be realized. During the quarter ended March 31, 2002, the Company incurred income tax expense of $0.9 million primarily attributable to its international subsidiaries. For the quarter ended March 31, 2001, the Company recorded an income tax benefit of $6.0 million primarily to reverse tax expense accrued in the previous quarter for projected taxable income that did not materialize.

Note 9—Related Party Transactions

In the first and third quarters of fiscal 2001, the Company sold approximately 41% of its consolidated subsidiary, Nihon Ariba K.K. and approximately 42% of its consolidated subsidiary, Ariba Korea, Ltd., respectively, to Softbank, a Japanese corporation and its subsidiaries (collectively, “Softbank”). An affiliate of Softbank also received the right to distribute Ariba products from these subsidiaries in their respective jurisdictions.

From April through December 2001, the Chief Executive Officer of Softbank was a member of the Company’s Board of Directors. For the three months ended March 31, 2002 and 2001, the Company has recorded revenue of approximately $6.6 million and $0.2 million, respectively, relating to transactions with Softbank. During the six months ended March 31, 2002 and 2001, the Company has recorded revenue of approximately $9.2 million and $6.7 million, respectively, related to transactions with Softbank.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading “Risk Factors” and the risks discussed in our other Securities Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K filed December 31, 2001 with the SEC.

Overview

Ariba (referred to herein as “we”) provides software, services and network access to enable corporations to evaluate, manage and reduce the costs associated with running their business (their “spend”). Our Ariba Enterprise Spend Management solutions consist of a suite of applications and services which provide customers with solutions to analyze and manage their spend on items such as commodities, raw materials, operating resources, services, temporary labor, travel, and maintenance, repair and operations equipment. The Ariba Enterprise Spend Management solutions are offered as standalone applications or as an integrated suite. Our solutions are designed to allow customers to streamline their existing procurement processes and expand control over their spend by negotiating better contracts with suppliers. We also offer access to our Ariba Supplier Network, which allows customers to contact suppliers via the Internet and offers electronic payment, access to catalog information and the ability to route orders.

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

Our Ariba Enterprise Spend Management solutions consist of three component solutions: Ariba Analysis, Ariba Enterprise Sourcing and Ariba Procurement. Fiscal 2001 also included significant sales of our Ariba Dynamic Trade and Ariba Marketplace products. Ariba Enterprise Sourcing, which was introduced in late fiscal 2001, is derived from Ariba Dynamic Trade and Ariba Sourcing, which are still available as separate products. Ariba Sourcing and Ariba Marketplace are also available as hosted applications.

We have incurred significant losses since inception. As of March 31, 2002, we had an accumulated deficit of $3.8 billion, including cumulative charges for the amortization of goodwill and other intangible assets totaling $1.9 billion, impairment of goodwill and other intangible assets totaling $1.4 billion, amortization of stock-based compensation totaling $78.5 million and business partner warrant expense totaling $68.9 million.

We believe maintaining our current revenue level is contingent on growing our customer base, developing our products and services, and adapting to current information technology purchasing patterns. We intend to continue to invest in sales, marketing, research and development and, to a lesser extent, support infrastructure. We also will have significant expenses going forward related to the amortization of our goodwill and other intangible assets, subject to certain effects of the new accounting pronouncements as described in note 1 of notes to condensed consolidated financial statements. We therefore expect to continue to incur substantial losses for the foreseeable future.

Approximately 11% of total revenues for the three months ended March 31, 2002 were from a single customer and a related party.

Our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our operating results are expected to vary significantly from quarter to quarter and are difficult or impossible to predict. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, have recently completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. Please refer to the “Risk Factors” section for additional information.

Application of Critical Accounting Policies and Estimates

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition policies, provision for doubtful accounts, the assessment of recoverability of goodwill and other intangible assets and restructuring reserves for abandoned operating leases. These policies and our practices related to these policies are described below and in note 1 of the accompanying condensed consolidated financial statements.

Through March 31, 2002, our revenues have been principally derived from licenses of our products, from maintenance and support contracts and from the delivery of implementation, consulting and training services. Customers who license Ariba Buyer and our other products also generally purchase maintenance contracts which provide software updates and technical support over a stated term, which is usually a twelve-month period. Customers may purchase implementation services from us, but we rely extensively on third-party consulting organizations to deliver these services directly to our customers. We also offer fee-based training services to our customers.

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

We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and SEC Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; we have no significant obligations with regard to implementation; the fee is fixed and determinable; and collectibility is probable. We consider all arrangements with payment terms extending beyond one year to not be fixed and determinable, and revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

We frequently enter into contracts where we recognize only a portion of the total revenue under the contract in the quarter in which we enter into the contract. For example, we may recognize revenue on a ratable basis over the life of the contract or enter into contracts where the recognition of revenue is conditioned upon delivery of future product or service elements. As a result, revenues in any given quarter may vary to the extent we enter into contracts where revenue under those contracts is recognized in future periods and revenues in any given quarter will therefore be a function of both contracts signed in such quarter and contracts signed in prior quarters.

Our customers include certain suppliers from whom, on occasion, we have purchased goods or services for our operations at or about the same time we have licensed our software to these organizations. These transactions are separately negotiated and recorded at terms we consider to be arm’s-length. We did not have any of these transactions for the three and six month periods ended March 31, 2002 and 2001.

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

We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on our receivables. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.

As discussed in note 1 of notes to condensed consolidated financial statements, management is required to regularly review all of its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. We have recorded significant impairment charges for goodwill and intangible assets in the past and to the extent that events or circumstances cause our assumptions to change, additional charges may be required which could be material.

As discussed in note 3 of notes to condensed consolidated financial statements, we have recorded significant restructuring charges in connection with our abandonment of certain operating leases as part of our program to restructure our operations and related facilities initiated in the third quarter of fiscal 2001. Lease abandonment costs for the abandoned facilities were estimated to include the impairment of leasehold improvements, remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage firm retained by us. Each reporting period we review these estimates and to the extent that our assumptions change the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates.

Stock Option Exchange Program

On February 8, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, Ariba employees were given the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date, at least six months and a day from the cancellation date, which was May 14, 2001. Under the exchange program, options for 12.7 million shares of our common stock were tendered and cancelled. On December 3, 2001, the grant of replacement options to participating employees was approved resulting in the issuance of options for approximately 7.8 million shares of common stock. Each participating employee received, for each option included in the exchange, a one-for-one replacement option. The exercise price of each replacement option is $4.02 per share, which was the fair market value of our common stock on December 3, 2001. The replacement options have terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any additional compensation charges or variable plan accounting. Members of our Board of Directors and our officers and senior executives did not participate in this program.

Pro Forma Financial Results

We prepare and release quarterly unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of the amortization of goodwill and other intangible assets, impairment of goodwill, other intangible assets and equity investments, business partner warrants expense, stock-based compensation and restructuring and lease abandonment costs. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the financial information prepared in accordance with GAAP included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, compare GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, and read the associated reconciliation.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Revenues:
License	$24,976	$57,983	$48,636	$181,431
Maintenance and service	32,216	32,048	63,806	73,370

Total revenues	57,192	90,031	112,442	254,801

Cost of revenues:
License	1,794	5,766	2,172	14,452
Maintenance and service (exclusive of stock-based compensation expense of $350 and $1,365 and for the three months ended March 31, 2002 and 2001 and $1,021 and $2,859 for the six months ended March 31, 2002 and 2001, respectively)	10,276	21,025	19,985	43,670

Total cost of revenues	12,070	26,791	22,157	58,122

Gross profit	45,122	63,240	90,285	196,679

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $3,576 and $4,541 for the three months ended March 31, 2002 and 2001 and $2,573 and $12,264 for the six months ended March 31, 2002 and 2001, respectively and exclusive of business partner warrants expense of $5,562 and $538 for the three months ended March 31, 2002 and 2001, and $5,562 and $7,858 for the six months ended March 31, 2002 and 2001, respectively)	18,956	79,954	47,090	163,642
Research and development (exclusive of stock-based compensation expense of $(205) and $2,640 for the three months ended March 31, 2002 and 2001 and $(169) and $5,567 for the six months ended March 31, 2002 and 2001, respectively)	16,192	25,579	31,800	46,368
General and administrative (exclusive of stock-based compensation expense of $1,139 and $7,151 for the three months ended March 31, 2002 and 2001 and $4,803 and $15,338 for the six months ended March 31, 2002 and 2001, respectively)	9,732	18,772	20,213	35,167
Amortization of goodwill and other intangible assets	144,774	327,571	290,188	656,099
Business partner warrants, net	5,562	538	5,562	7,858
Stock-based compensation, net	4,860	15,697	8,228	36,028
Restructuring and lease abandonment costs	(158)	—	5,484	—
Impairment of goodwill, other intangible assets and equity investments	—	1,433,292	—	1,433,292
Merger related costs	—	9,185	—	9,185

Total operating expenses	199,918	1,910,588	408,565	2,387,639

Loss from operations	(154,796)	(1,847,348)	(318,280)	(2,190,960)
Interest income	1,925	5,693	4,456	11,560
Interest expense	(104)	(122)	(119)	(173)
Other income (expense)	(86)	561	694	(675)

Net loss before income taxes	(153,061)	(1,841,216)	(313,249)	(2,180,248)
Income tax (provision) benefit	(904)	6,040	(1,995)	(2,552)

Net loss	$(153,965)	$(1,835,176)	$(315,244)	$(2,182,800)

Basic and diluted net loss per share	$(0.60)	$(7.60)	$(1.23)	$(9.16)

Shares used in computing net loss per share—basic and diluted	258,748	241,417	257,187	238,351

Comparison of the Three and Six Months Ended March 31, 2002 and 2001

Revenues

License

License revenues for the three months ended March 31, 2002 were $25.0 million, a 57% decrease from license revenues of $58.0 million for the quarter ended March 31, 2001. License revenues for the six months ended March 31, 2002 were $48.6 million, a 73% decrease from license revenues of $181.4 million for the six months ended March 31, 2001. These decreases are primarily attributable to the reduced number of license sales, a different product mix and lower selling prices attributable to fewer large licensing deals in the quarter and six months ended March 31, 2002 reflecting the economic slowdown and the significant decline in information technology spending. We expect the economic slowdown to continue to adversely impact our license business growth opportunity for the next few quarters and perhaps significantly longer.

Maintenance and service

Maintenance and service revenues for the quarter ended March 31, 2002 were $32.2 million, a slight increase from maintenance and service revenues of $32.0 million for the quarter ended March 31, 2001. Maintenance and service revenues for the six months ended March 31, 2002 were $63.8 million, a 13% decrease from maintenance and service revenues of $73.4 million for the six months ended March 31, 2001. The decrease is primarily attributable to the decline in license sales which resulted in a decrease in revenues from customer implementations, training fees and maintenance contracts and a decline in hosted licenses which are included as service revenues. The decrease is also attributable to a decrease in consulting and training headcount offset by increases in our maintenance renewals.

Cost of Revenues

License

Cost of license revenues for the quarter ended March 31, 2002 were $1.8 million, a 69% decrease from cost of license revenues of $5.8 million for the quarter ended March 31, 2001. Cost of license revenues for the six months ended March 31, 2002 were $2.2 million, an 85% decrease from cost of license revenues of $14.4 million for the six months ended March 31, 2001. The decrease is primarily related to a reduction in product costs associated with major upgrade introductions of our products, reduced royalties payable to third parties for integrated technology and lower co-sale fees due to the reduced number of certain alliance partner deals.

Maintenance and service

Cost of maintenance and service revenues for the quarter ended March 31, 2002 were $10.3 million, a 51% decrease from cost of license revenues of $21.0 million for the quarter ended March 31, 2001. Cost of maintenance and service revenues for the six months ended March 31, 2002 were $20.0 million, a 54% decrease from cost of license revenues of $43.7 million for the six months ended March 31, 2001. The decrease is primarily attributable to reduced license sales resulting in decreased utilization of internal consultants related to implementations, customer support and training costs, a reduction in product costs associated with major upgrade introductions of our products and, to a lesser extent, a decrease in headcount.

Operating Expenses

Sales and marketing

Sales and marketing expenses for the quarter ended March 31, 2002 were $19.0 million, a 76% decrease from sales and marketing expenses of $80.0 million for the quarter ended March 31, 2001. Sales and marketing expenses for the six months ended March 31, 2002 were $47.1 million, a 71% decrease from sales and marketing expenses of $163.6 million for the six months ended March 31, 2001. The decrease is primarily attributable to a decrease in compensation and benefits for worldwide sales and marketing personnel due to the reductions in force in fiscal 2001 and the quarter ended December 31, 2001, a decrease in company-wide bonuses and sales commissions due to a decline in overall sales activity, a reduction in fees paid to outside professional service providers, a reduction in our marketing programs for tradeshows and customer advisory council meetings, a decrease in our provision for doubtful accounts and, to a lesser extent, reduced overhead. Although the restructuring of our operations over the three quarters ended December 31, 2001 reduced our sales and marketing expenses for the current quarter, these expenses may increase over the longer term.

Research and development

Research and development expenses for the quarter ended March 31, 2002 were $16.2 million, a decrease of 37% from research and development expenses of $25.6 million for the quarter ended March 31, 2001. Research and development expenses for the six months ended March 31, 2002 were $31.8 million, a decrease of 31% from research and development expenses of $46.4 million for the six months ended March 31, 2001. The decrease is primarily attributable to a decrease in compensation and benefits for research and development personnel due to the reductions in force in fiscal 2001 and the quarter ended December 31, 2001, a decrease in localization of our software and, to a lesser extent, reduced overhead. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. Although the restructuring of our operations over the three quarters ended December 31, 2001 reduced our research and development personnel expenses for the current quarter, these expenses may increase over the longer term.

General and administrative

General and administrative expenses for the quarter ended March 31, 2002 were $9.7 million, a decrease of 48% from general and administrative expenses of $18.8 million for the quarter ended March 31, 2001. General and administrative expenses for the six months ended March 31, 2002 were $20.2 million, a decrease of 43% from general and administrative expenses of $35.2 million for the six months ended March 31, 2001. The decrease is primarily attributable to a decrease in compensation and benefits for finance, accounting, legal, human resources and information technology support personnel due to the reductions in force in fiscal 2001 and the quarter ended December 31, 2001 and, to a lesser extent, reduced overhead. Although the restructuring of our operations over the three quarters ended December 31, 2001 reduced our general and administrative expenses for the current quarter, these expenses may increase over the longer term.

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

In fiscal 2000, we sold 5,142,858 shares of common stock with a fair market value of $834.4 million to an independent third party for certain intellectual property and $47.5 million in cash. This amount is classified within other intangible assets and is being amortized over three years based on the terms of the related intellectual property purchase agreement.

The total amortization of goodwill and other intangible assets was $144.8 million and $327.6 million for the quarters ended March 31, 2002 and 2001, respectively. Total amortization of goodwill and other intangible assets was $290.2 million and $656.1 million for the six months ended March 31, 2002 and 2001, respectively.

We anticipate that the unamortized balance of $587.6 million of goodwill and other intangible assets associated with acquisitions and strategic relationships will be amortized on a straight-line basis over their total expected useful lives ranging from two to three years, subject to certain effects of the new accounting pronouncements described below under Recent Accounting Pronouncements.

Business partner warrants

In the past, we have issued warrants for the purchase of our common stock to certain business partners which vested either immediately or vested contingently upon the achievement of certain milestones related to targeted revenue. For the quarters ended March 31, 2002 and 2001, we recognized business partner warrant expenses associated with these warrants totaling $5.6 million and $1.2 million, respectively. For the six months ended March 31, 2002 and 2001, we recognized business partner warrant expense associated with these warrants totaling $5.6 million and $13.9 million, respectively. Related to the business partner warrant expense for the quarter and six months ended March 31, 2001, $0.6 million and $6.1 million has been recorded as a reduction of revenues in accordance with EITF No. 01-9, respectively. See notes 1 and 6 of condensed consolidated financial statements for additional information.

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

In March 2000, in connection with a sales and marketing alliance agreement with a third party, we issued an unvested warrant to purchase up to 3,428,572 shares of our common stock at an exercise price of $87.50 per share. The business partner can partially vest in this warrant each quarter upon attainment of certain periodic milestones related to revenue. The warrant generally expires as to any earned or earnable portion when the milestone period expires or eighteen months after the specific milestone is met. The warrant can be earned over approximately a five-year period. Through September 30, 2001, the business partner vested in 982,326 shares of this warrant. During the six months ended March 31, 2002, the business partner did not vest in any shares of this warrant and accordingly, no business partner warrant expense was recorded. A total of $8.5 million was recorded for the six months ended March 31, 2001 of which $2.7 million has been recorded as a reduction of revenues in accordance with EITF No. 01-9. See notes 1 and 6 of condensed consolidated financial statements for additional information. No amounts related to the unvested warrants are reflected in the accompanying condensed consolidated financial statements.

In April 2000, we entered into an agreement with a third party as part of our vertical industry strategy to obtain a major partner in the financial services industry. In connection with the agreement, we issued warrants to purchase up to 6,776,000 shares of our common stock at an exercise price based on the ten-day average of our stock price prior to the vesting date. Upon signing of this agreement, 1,936,000 shares of our common stock with a fair value of $56.2 million were immediately vested. The agreement provided that we would receive $25.0 million in guaranteed gainshare to be paid over a period of two years which we determined to represent payment for the vested warrants. Accordingly, $31.2 million representing the fair value of the vested warrants less the guaranteed gainshare was recorded as an intangible asset to be amortized over the three year term of the agreement. During the third quarter of fiscal 2001, we determined that the carrying value of the intangible asset was impaired and wrote off the remaining net book value with a $17.7 million charge to business partner warrant expense. The guaranteed gainshare of $25.0 million was recorded as a receivable in “Other Current Assets” and as of December 31, 2001, $20.0 million remained outstanding. During the quarter ended March 31, 2002, this receivable’s outstanding balance of $20.0 million was settled for $15.0 million cash which was received in April 2002 and the cancellation of the remaining unvested warrants to purchase 4,840,000 shares of our common stock. As a result, we recorded a charge of $5.6 million representing the uncollected receivable and related settlement costs as business partner warrant expense in the quarter ended March 31, 2002. A total of $5.4 million of business partner warrant expense was recorded for the six months ended March 31, 2001, of which $3.4 million has been recorded as a reduction of revenues in accordance with EITF No. 01-9.

Stock-based compensation

We have recognized deferred stock-based compensation associated with stock options granted to employees at prices below market value on the date of grant, unvested stock options issued to employees in conjunction with the consummation of the SupplierMarket acquisition in August 2000 and the issuance of restricted shares of common stock to certain senior executives, officers and employees. These amounts are included as a component of stockholders’ equity and are charged to operations over the vesting period of the options or the lapse of restrictions in the case of restricted stock, consistent with the method described in FIN No. 28. Stock-based compensation expense is presented as a separate line item in our condensed consolidated statements of operations, net of the effects of reversals for cancellation of unvested stock options previously amortized to expense under FIN No. 28. For the quarters ended March 31, 2002 and 2001, stock-based compensation expense, net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
Cost of revenues	$350	$1,365	$1,021	$2,859
Sales and marketing	3,576	4,541	2,573	12,264
Research and development	(205)	2,640	(169)	5,567
General and administrative	1,139	7,151	4,803	15,338

Total	$4,860	$15,697	$8,228	$36,028

As of March 31, 2002, we had an aggregate of approximately $10.5 million of deferred stock-based compensation remaining to be amortized.

Restructuring and lease abandonment costs

In fiscal 2001, we initiated a restructuring program to conform our expense and revenue levels and to better position us for growth and profitability. As part of the restructuring program, we restructured our worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities.

The following table details restructuring activity through March 31, 2002 (in thousands):

	Severance and benefits	Lease abandonment costs	Total
Balance at September 30, 2001	$851	$30,343	$31,194
Total charge to operating expense	4,946	696	5,642
Cash paid	(4,681)	(6,748)	(11,429)

Balance at December 31, 2001	1,116	24,291	25,407

Total charge to operating expense	—	—	—
Cash paid	(816)	(6,045)	(6,861)

Balance at March 31, 2002	$300	$18,246	$18,546

Worldwide workforce reduction

Severance and benefits primarily include involuntary termination and COBRA benefits, outplacement costs, and payroll taxes. A majority of the terminations, which included sales and marketing, engineering and general administration support personnel, were completed during the third and fourth quarters of fiscal 2001 and in the quarter ended December 31, 2001. During the quarter ended March 31, 2002, $0.8 million of severance and benefits costs were paid. As of March 31, 2002, total accrued charges for severance and benefits amounted to

$0.3 million, consisting primarily of COBRA benefits and outplacement costs and involuntary termination costs related to our international workforce. We expect all remaining cash expenditures will be made in the quarter ending June 30, 2002.

Consolidation of excess facilities

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

In the quarter ended March 31, 2002, we made net cash payments totaling $6.0 million relating to the abandoned facilities. As of March 31, 2002, $18.2 million of lease abandonment costs, net of anticipated sublease income of $297.6 million, remains accrued and is expected to be utilized by fiscal 2013. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at March 31, 2002, particularly if actual sublease income is significantly different from current estimates.

Impairment of goodwill, other intangible assets and equity investments

In the quarter ended March 31, 2001, we recorded a $1.4 billion impairment charge relating to goodwill and other intangible assets acquired in the Tradex acquisition. As part of our review of our second quarter financial results for fiscal 2001, we performed an impairment assessment of identifiable intangible assets and goodwill recorded in connection with our various acquisitions. The assessment was performed primarily due to the significant decline in our stock price, the net book value of assets significantly exceeding our market capitalization, the significant underperformance of this acquisition relative to projections and the overall decline in industry growth rates which indicated that this trend may continue for an indefinite period.

During the quarter ended March 31, 2001, we determined that certain equity investments of privately held companies had incurred a decline in value that was considered other-than-temporary. We recorded a charge of $24.4 million in our results of operations to write down the investments to their estimated fair values.

There has been no impairment charge related to goodwill and other intangible assets recorded in fiscal 2002.

Merger related costs

On January 29, 2001, we signed a definitive agreement to acquire Agile Software Corporation (“Agile”), a provider of collaborative commerce solutions. However, Ariba and Agile mutually agreed to terminate their proposed merger without payment of any termination fees due to the existing challenging economic and market conditions. We incurred merger related costs totaling $9.2 million related to financial advisor and other professional fees which were all expensed during the quarter ended March 31, 2001.

Interest income

Interest income for the quarter ended March 31, 2002 was $1.9 million, a decrease of 66% from interest income of $5.7 million for the quarter ended March 31, 2001. Interest income for the six months ended March 31, 2002 was $4.5 million, a decrease of 61% from interest income of $11.6 million for the six months ended March 31, 2001. The decrease was primarily attributable to lower cash, cash equivalents and investment balances and a decline in interest rates as of March 31, 2002.

Minority interests

In December 2000, our consolidated subsidiary, Nihon Ariba K.K., issued and sold approximately 41% of its common stock for cash consideration of approximately $40.0 million to Softbank and its affiliate. In April 2001, Nihon Ariba K.K. issued and sold an additional 2% of its common stock for cash consideration of approximately $4.0 million to third parties. Prior to the transactions, we held 100% of the equity of Nihon Ariba K.K. in the form of common stock. Nihon Ariba K.K.’s operations consist of the marketing, distribution, service and support of our products in Japan.

As of March 31, 2002, minority interest of approximately $10.9 million is recorded on the condensed consolidated balance sheets in order to reflect the share of the net assets of Nihon Ariba K.K. held by minority investors. In addition, we recognized $61,000 and $820,000 as an increase to other income for the minority interest’s share of Nihon Ariba K.K.’s loss for the quarters ended March 31, 2002 and 2001, respectively.

In April 2001, our consolidated subsidiary, Ariba Korea, Ltd., issued and sold approximately 42% of its common stock for cash consideration of approximately $8.0 million to Softbank and its affiliate. Prior to the transaction, we held 100% of the equity of Ariba Korea, Ltd. in the form of common stock. Ariba Korea, Ltd.’s operations consist of the marketing, distribution, service and support of our products in Korea.

As of March 31, 2002, minority interest of approximately $2.6 million is recorded on the condensed consolidated balance sheets in order to reflect the share of the net assets of Ariba Korea, Ltd. held by minority investors. In addition, we recognized approximately $147,000 as an increase to other loss for the minority interest’s share of the Ariba Korea, Ltd. income for the quarter ended March 31, 2002.

Provision for income taxes

We incurred operating losses for the quarters ended March 31, 2002 and March 31, 2001. We have recorded a valuation allowance for the full amount of the net deferred tax assets, as sufficient uncertainty exists that it is more likely than not that the deferred tax assets would not be realized. During the quarter ended March 31, 2002, we incurred income tax expense of $0.9 million primarily attributable to our international subsidiaries. For the quarter ended March 31, 2001, we recorded an income tax benefit of $6.0 million primarily to reverse tax expense accrued in the previous quarter for projected taxable income that did not materialize.

Liquidity and Capital Resources

As of March 31, 2002, we had $164.0 million in cash, cash equivalents and short-term investments, $74.0 million in long-term investments and $30.6 million in restricted cash, for total cash and investments of $268.6 million and $16.1 million in working capital.

Net cash used in operating activities was approximately $25.5 million for the six months ended March 31, 2002, compared to $18.5 million of net cash provided by operating activities for the six months ended March 31, 2001. Net cash used in operating activities for the six months ended March 31, 2002 is primarily attributable to decreases in accounts payable, accrued compensation and related liabilities, accrued liabilities, accrued restructuring and lease abandonment costs and deferred revenue, and to a lesser extent, the net loss for the period (less non-cash expenses). These cash flows used in operating activities were partially offset by decreases in accounts receivable and, to a lesser extent, prepaid expenses and other current assets.

Net cash provided by investing activities was approximately $61.2 million for the six months ended March 31, 2002 compared to $154.8 million of net cash used in investing activities for the six months ended March 31, 2001. Net cash provided by investing activities for the six months ended March 31, 2002 is primarily attributable to the redemption of our investments offset by the purchases of property and equipment. Although the recent restructuring of our operations will reduce our capital expenditures over the near term, these expenditures may increase over the longer term.

Net cash provided by financing activities was approximately $8.1 million for the six months ended March 31, 2002 compared to $67.8 million of net cash provided by financing activities for the six months ended March 31, 2001. Net cash provided by financing activities for the six months ended March 31, 2002 is primarily from the proceeds from the exercise of stock options offset by the repurchase of our common stock.

In March 2000, we entered into a new facility lease agreement for approximately 716,000 square feet constructed in four office buildings and an amenities building in Sunnyvale, California as our headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are $2.2 million and will escalate annually with the total future minimum lease payments amounting to $354.1 million over the lease term. We also contributed $80.0 million towards leasehold improvement costs of the facility and for the purchase of equipment and furniture which were paid in full as of December 31, 2001, of which approximately $49.2 million was written down in connection with the abandonment of excess facilities. As part of this agreement, we are required to hold certificates of deposit totaling $25.7 million as a form of security through fiscal 2013 which is classified as restricted cash on the condensed consolidated balance sheets. In the quarter ended March 31, 2002, a certificate of deposit totaling $2.5 million as a security deposit for our headquarters was released.

Future minimum lease payments under all noncancelable capital and operating leases are as follows as of March 31, 2002 (in thousands):

Year ending March 31,	Capital leases	Operating leases
2003	$227	$43,231
2004	7	42,596
2005	—	41,737
2006	—	38,888
2007	—	34,840
Thereafter	—	188,860

Total minimum lease payments	$234	$390,152

Operating lease payments shown above exclude any adjustment for lease income due under noncancelable subleases of excess facilities, which amounted to $86.0 million as of March 31, 2002. Interest expense related to capital lease obligations is immaterial for all periods presented.

We do not have commercial commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

We expect to incur significant operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. We anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, our ability to manage infrastructure costs and our assumptions about estimated sublease income related to the estimated costs of abandoning excess leased facilities.

Although our existing cash, cash equivalent and investment balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months, given the significant changes in our business and results of operations in the last 12 to 18 months, the fluctuation in cash, cash equivalents and investments balances may be greater than presently anticipated. After the next 12 months, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Recent Accounting Pronouncements

In November 2001, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. We adopted EITF No. 01-9 in the quarter ended March 31, 2002. EITF No. 01-9 requires that consideration, including warrants, given by a vendor to a customer or a reseller of the vendor’s products be classified in the vendor’s financial statements as a reduction of revenue in certain circumstances. Adoption of EITF No. 01-9 had no effect on our financial statements for any periods subsequent to September 30, 2001 as there has been no warrant expense requiring such reclassification. In addition, no warrant expense requiring such reclassification is expected in future periods. However, reclassifications have been made to prior year statements of operations to comply with the new requirements. As a result, warrant expense totaling $0.6 million and $6.1 million has been reclassified as a reduction of revenues for the quarter and six months ended March 31, 2001, respectively. The total reduction in revenues associated with this reclassification will be $7.3 million and $3.6 million for fiscal 2001 and 2000, or 2% and 1% of total revenues, respectively. The adoption of EITF No. 01-9 did not affect our net loss, basic and diluted net loss per share, financial position, or cash flows.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We have adopted the provisions of SFAS No. 141 and are required to adopt SFAS No. 142 effective October 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The adoption of SFAS No. 141 did not have a significant impact on our consolidated financial statements. Further, management does not expect adoption of SFAS No. 142 to have a significant impact on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121 an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. We are required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plan to adopt its provisions for the quarter ending December 31, 2002. Management does not expect the adoption of SFAS No. 144 related to these types of activities to have a material impact on our consolidated financial statements.

Risk Factors

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Ariba and its business because such factors currently may have a significant impact on Ariba’s business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in Ariba’s other Securities and Exchange Commission filings including our Form 10-K for our fiscal year ended September 30, 2001, actual results could differ materially from those projected in any forward-looking statements.

We Have a Relatively Limited Operating History and Have Made Several Recent Acquisitions. These Facts Make it Difficult to Evaluate Our Future Prospects Based on Historical Operating Results.

We were founded in September 1996 and have a relatively limited operating history. Our limited operating history makes an evaluation of our future prospects very difficult. We began shipping our first product, Ariba Buyer, in June 1997 and began to operate the predecessor to the Ariba Supplier Network in April 1999. We began shipping Ariba Dynamic Trade in February 2000 following our acquisition of TradingDynamics, Ariba Marketplace in March 2000 following our acquisition of Tradex, and Ariba Sourcing in August 2000 following our acquisition of SupplierMarket. Ariba Dynamic Trade and Ariba Sourcing were subsequently incorporated into Ariba Enterprise Sourcing. We will encounter risks and difficulties frequently encountered by companies in new and rapidly evolving markets, including risks associated with our recent acquisitions. Many of these risks are described in more detail in this “Risk Factors” section. We may not successfully address any of these risks. If we do not successfully address these risks, our business will be seriously harmed.

The Continuing Economic Slowdown, Particularly in Information Technology Spending, May Adversely Impact Our Business.

Our business has been adversely impacted by the economic slowdown, particularly the decline in information technology spending. We expect the economic slowdown to continue to adversely impact our business for the next few quarters and perhaps significantly longer. Although revenues for the quarter ended March 31, 2002 increased slightly compared to the quarter ended December 31, 2001, revenues from products and services declined in each of the three quarters ended December 31, 2001. As a result of the economic slowdown and other factors, we anticipate that total license revenues in fiscal 2002 will decline compared to fiscal 2001. The adverse impacts from the slowdown include longer sales cycles, lower average selling prices and reduced bookings and revenues.

The Market for Our Products and Services is at an Early Stage. They May Not Achieve Continued Market Acceptance.

The market for spend management software applications and services is at an early stage of development. Our success depends on a significant number of large buying organizations implementing our products and services. If our products and services do not achieve continued market acceptance, our business will be seriously harmed.

We Have a History of Losses and Expect to Incur Significant Additional Losses in the Future.

We had an accumulated deficit of approximately $3.8 billion as of March 31, 2002, including cumulative charges for the amortization of goodwill and other intangible assets totaling $1.9 billion, impairment of goodwill and other intangible assets totaling $1.4 billion, amortization of stock-based compensation totaling $78.5 million and business partner warrant expense totaling $68.9 million. We expect to incur significant losses for the foreseeable future for a number of reasons, including the following:

•
We will continue to incur substantial non-cash expenses resulting from amortization of goodwill and other intangibles relating to acquisitions, deferred compensation and potentially the issuance of warrants;

•
Although revenues for the quarter ended March 31, 2002 increased slightly compared to the quarter ended December 31, 2002, revenues from products and services declined in each of the three quarters ended December 31, 2001;

•	Although we have significantly reduced expense levels, we may need to further reduce expenses in the future; and

•
We have significant cash commitments under noncancelable leases for excess office space. Net cash commitments, related expense accruals and possible future restructuring charges will depend on the level of sublease income we receive for this office space.

As of March 31, 2002, we had unamortized goodwill and other intangible assets of approximately $587.6 million and anticipate amortization of these costs on a straight-line basis over their total expected useful lives ranging from two years to three years, subject to the effects of the new accounting pronouncement SFAS No. 142, Goodwill and Other Intangible Assets. As of March 31, 2002, we had deferred stock-based compensation of approximately $10.5 million, which is being amortized to expense over periods ranging from two to five years. As a result of these intangible assets and deferred stock-based compensation charges, we expect to incur significant losses at least through fiscal 2006 and perhaps beyond, even if our results of operations excluding amortization of intangibles, deferred charges and other special charges would otherwise be profitable.

Our Quarterly Operating Results Are Volatile and Difficult to Predict

Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indicators of future performance trends.

Our quarterly operating results have varied or may vary depending on a number of factors, including the following:

Risks Related to Revenues

•	fluctuations in demand for our products and services;

•	changes in the average selling price of our products;

•	changes in the timing of sales of our products and services;

•	changes in the mix and number of our products and services;

•	changes in the mix of our licensing arrangements and related timing of revenue recognition;

•	actions taken by our competitors, including new product introductions and enhancements; and

•	the current economic slowdown and recession affecting the economy generally or our industry in particular.

Risks Related to Expense

•	payment of compensation to sales personnel based on achieving sales quotas and co-sale payments, referral fees and other commissions to our strategic partners based on our sales;

•	royalties paid to third parties for technology incorporated into our products and services;

•	our ability to control costs, including managing planned reductions in expense levels;

•	costs resulting from the write off of intangible assets relating to recent and any future acquisitions; and

•	fluctuations in non-cash charges related to the issuance of warrants to purchase common stock due to fluctuations in our stock price.

Risks Related to Operations

•	our ability to scale our network and operations to support large numbers of customers, suppliers and transactions;

•	our ability to develop, introduce and market new products and enhancements to our existing products on a timely basis;

•	changes in our pricing policies and business model or those of our competitors; and

•	integration of our recent acquisitions and any future acquisitions.

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

Our Revenues In Any Quarter Depend on a Relatively Small Number of Relatively Large Orders. We Have Recently Experienced Lengthening Sales Cycles and Deferrals of a Number of Relatively Large Anticipated Orders.

Our quarterly revenues are especially subject to fluctuation because they depend on the sale of relatively large orders for our products and related services. For example, in the quarter ended March 31, 2002, we recognized approximately 11% of total revenues from a single customer and a related party. Many of these orders are realized at the end of the quarter. As a result, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. We have experienced lengthening sales cycles and deferrals of a number of relatively large anticipated orders which we believe have been affected by general economic uncertainty.

Revenues in Any Future Quarter May Be Adversely Affected to the Extent We Defer Recognizing Revenue from Contracts Signed That Quarter.

We frequently enter into contracts where we recognize only a portion of the total revenue under the contract in the quarter in which we enter into the contract. For example, we may recognize revenue on a ratable basis over the life of the contract or enter into contracts where the recognition of revenue is conditioned upon delivery of future product or service elements. As a result, revenues in any given quarter may vary to the extent we enter into contracts where revenue under those contracts is recognized in future periods and revenues in any given quarter will therefore be a function of both contracts signed in such quarter and contracts signed in prior quarters.

Our Acquisitions Will, and Any Future Acquisitions May, Require Us to Incur Significant Charges for Intangible Assets.

Our recent acquisitions will, and any future acquisitions may, require us to incur significant charges for goodwill and other intangible assets, which will negatively affect our operating income. As of March 31, 2002, we had an aggregate of $587.6 million of unamortized goodwill and other intangible assets, after giving effect to the write off of $1.4 billion of goodwill and other intangible assets relating to our acquisition of Tradex Technologies in the quarter ended March 31, 2001. The amortization of our remaining goodwill and other intangible assets will result in significant additional charges to operations at least through the quarter ending March 31, 2003 subject to certain effects of the new accounting pronouncements SFAS No. 141 and SFAS No. 142.

A Decline in Revenues May Have a Disproportionate Impact on Operating Results And Require Further Reductions in Our Operating Expense Levels.

Because our expense levels are relatively fixed in the near term for a given quarter and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results for that quarter. We incurred restructuring and lease abandonment charges of $5.5 million for the six months ended March 31, 2002 as a result of our workforce reductions and other actions in response to declines in revenue. We may incur additional restructuring charges if we experience additional revenue declines.

In the Future, We May Need to Raise Additional Capital in Order to Remain Competitive in the Electronic Commerce Industry. This Capital May Not Be Available on Acceptable Terms, If at All.

Although our existing cash, cash equivalent and investment balances together with our anticipated cash flow from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months, given the significant changes in our business and results of operations in the last 12 to 18 months, the fluctuations in cash, cash equivalents and investments balances may be greater than presently anticipated. After the next 12 months, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

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

We May Continue to Depend on Ariba Buyer for a Substantial Portion of Our Business for the Foreseeable Future. This Business Could Be Concentrated in a Relatively Small Number of Customers.

We anticipate that revenues from Ariba Buyer and related products and services will continue to constitute a substantial portion of our revenues for the foreseeable future. For the quarter ended March 31, 2002, revenues from Ariba Buyer and related products were more than a majority of our total revenues. If we experience price declines or fail to achieve broad market acceptance of Ariba Buyer, our business could be seriously harmed. In addition, for the quarter ended March 31, 2002, a relatively small number of customers accounted for a substantial portion of revenues from sales of Ariba Buyer and related products. We may continue to derive a significant portion of our revenues attributable to Ariba Buyer from a relatively small number of customers.

Electronic Commerce Networks, Including the Ariba Supplier Network, Are at an Early Stage of Development and Market Acceptance.

We began operating the Ariba Supplier Network, formerly known as the Ariba Commerce Services Network, in April 1999. Our business would be seriously harmed if the Ariba Supplier Network does not achieve broad and timely market acceptance. Market acceptance of these networks is subject to a number of significant risks. These risks include:

•	the market for Internet-based spend management applications is new;

•	our network may not be able to support large numbers of buyers and suppliers, and increases in the number of buyers and suppliers may cause slower response times and other problems;

•	our need to enhance the interface between Ariba Buyer, Ariba Enterprise Sourcing, our other Ariba products and the Ariba Supplier Network;

•	our need to significantly enhance the features and services of the Ariba Supplier Network to achieve widespread commercial acceptance of our network; and

•	our need to significantly expand our internal resources to support planned growth of the Ariba Supplier Network.

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

We Depend on Strategic Relationships with Our Partners.

We have established strategic relationships with certain outside companies. These companies are entitled to resell our products and/or to host our products for their customers. We cannot be assured that any of these resellers, ASP partners or hosting partners, or those we may contract with in the future, will be able to resell our products to an adequate number of customers. If our current or future strategic partners are not able to successfully resell our products or experience financial difficulties that impair their operating capabilities, our business could be seriously harmed. For example, we have formed a strategic alliance with IBM to market and sell targeted solutions. We also have strategic relationships with Softbank and its affiliates, as a minority shareholder of our Japanese and Korean subsidiaries, Nihon Ariba K.K. and Ariba Korea, Ltd. from which we derive significant revenues. There is no guarantee that these alliances will be successful in creating a larger market for our product offerings. If these alliances are not successful, our business, operating results and financial position could be seriously harmed.

We Face Intense Competition From Many Participants in the Enterprise Software Applications Industry. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition could result in price reductions and reduced gross margins, and could result in loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. In addition, because spend management is a relatively new software category, we expect additional competition from other established and emerging companies as this market continues to expand. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. We could also face competition from other companies who introduce Internet-based spend management solutions.

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

If We Fail to Develop Our Products and Services in a Timely and Cost-Effective Basis, Our Business Will Be Seriously Harmed.

We may fail to introduce or deliver new releases of our products or new potential offerings on a timely and cost-effective basis, or at all, particularly given the expansion of our product offering as a result of our recent acquisitions. The life cycles of our products are difficult to predict, because the market for our products is new and characterized by rapid technological change, changing customer needs and evolving industry standards. In developing new products and services, we may:

•	fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner;

•
encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of our existing products and services;

•	experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services;

•	experience deferrals in orders in anticipation of new products or releases; or

•	fail to develop new products and services that adequately meet market requirements or achieve market acceptance.

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

We rely on a number of third parties to implement Ariba Buyer, Ariba Enterprise Sourcing and our other products at customer sites. These products are enterprise-wide solutions that must be deployed within the customer’s organization. The implementation process is complex, time-consuming and expensive. We rely on third parties such as IBM, Accenture, Arthur Andersen, Cap Gemini Ernst & Young, Deloitte Consulting, KPMG
Consulting and PricewaterhouseCoopers to implement our products, because we lack the internal resources to implement our products at current and potential customer sites. If we are unable to establish effective, long-term relationships with our implementation providers, or if they do not meet the needs or expectations of their customers, our business would be seriously harmed. Our current implementation partners are not contractually required to continue to help implement our products. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support our needs. If these resources are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet our customers’ implementation needs. A number of our competitors, including Oracle, SAP and PeopleSoft, have significantly more well-established relationships with these third party systems integrators, and these systems integrators may be more likely to recommend competitors’ products and services than our own. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

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

Between March 20, 2001 and June 5, 2001, several purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against us, certain of our officers or former officers and directors and three of the underwriters of our initial public offering. These actions purport to be brought on behalf of purchasers of our common stock in the period from June 23, 1999, the date of our initial public offering, to December 23, 1999 (in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our initial public offering. Specifically, among other things, these actions allege that the prospectus pursuant to which shares of common stock were sold in our initial public offering, which was incorporated in a registration statement filed with the SEC, contained certain false and misleading statements or omissions regarding the practices of our underwriters with respect to their allocation to their customers of shares of common stock in our initial public offering and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused our post-initial public offering stock price to be artificially inflated. The actions seek compensatory damages in unspecified amounts as well as other relief.

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

On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against us and certain individual officers and directors, which the court approved and entered as an order on March 1, 2002. On April 19, 2002, the plaintiffs filed an amended complaint in which they dropped their claims against us and the individual officers and directors under Sections 11 and 15 of the Securities Act of 1933, but elected to proceed with their claims against such defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We intend to defend against the complaints vigorously. Securities class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

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

We must now, and may in the future have to, license or otherwise obtain access to intellectual property of third parties. For example, we are currently dependent on developers’ licenses from enterprise resource planning, database, human resource and other system software vendors in order to ensure compliance of our products with their management systems. We may not be able to obtain any required third party intellectual property in the future.

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

Our Business Is Susceptible to Numerous Risks Associated with International Operations.

We have committed and expect to continue to commit significant resources to our international sales and marketing activities. We are subject to a number of risks associated with these activities. These risks generally include:

•	currency exchange rate fluctuations;

•	seasonal fluctuations in purchasing patterns;

•	unexpected changes in regulatory requirements;

•	tariffs, export controls and other trade barriers;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	potentially adverse foreign tax consequences, including withholding in connection with the repatriation of earnings;

•	the burdens of complying with a wide variety of foreign laws;

•	the risks related to the recent global economic turbulence and adverse economic circumstances in Asia; and

•	political instability.

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

Our Acquisitions Are, and Any Future Acquisitions Will Be, Subject to a Number of Risks.

Our acquisitions are, and any future acquisitions will be, subject to a number of risks, including:

•	the diversion of management time and resources;

•	the difficulty of assimilating the operations and personnel of the acquired companies;

•	the potential disruption of our ongoing businesses;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to technology integration;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

•	potential unknown liabilities associated with acquired businesses.

Our Stock Price Is Highly Volatile.

Our stock price has fluctuated dramatically. There is a significant risk that the market price of the common stock will decrease in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	announcements that our revenue or income are below analysts’ expectations;

•	changes in analysts’ estimates of our performance or industry performance;

•	general economic slowdowns;

•	changes in market valuations of similar companies;

•	sales of large blocks of our common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major customer or failure to complete significant license transactions;

•	additions or departures of key personnel; and

•	fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of software and Internet-based companies.

We Disclose Pro Forma Financial Information.

We prepare and release quarterly unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of the amortization of goodwill and other intangible assets, impairment of goodwill, other intangible assets and equity investments, business partner warrants expense, stock-based compensation and restructuring and lease abandonment costs. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, compare GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, and read the associated reconciliation.

We Are at Risk of Further Securities Class Action Litigation Due to Our Stock Price Volatility.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We have recently experienced significant volatility in the price of our stock. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business.

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

We Depend on the Acceptance of the Internet as a Commercial Marketplace, and This Acceptance May Not Occur on a Timely Basis.

The Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons. These reasons include:

•	potentially inadequate development of the necessary communication and computer network technology, particularly if rapid growth of the Internet continues;

•	delayed development of enabling technologies and performance improvements;

•	delays in the development or adoption of new standards and protocols; and

•	increased governmental regulation.

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

We develop products in the United States and market our products in the United States, Latin America, Europe, Canada, Asia Pacific and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. For the quarters ended March 31, 2002 and 2001, approximately 34% and 26%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of March 31, 2002 (in thousands):

		Contract Value		Unrealized Gain (Loss) in USD
Foreign Currency	Buy/Sell	Currency	USD
AUD	Sell	(1,100)	$(572)	$(8)
GBP	Buy	330	$467	$3
SGD	Buy	1,000	$549	$(6)
JPY	Sell	(100,000)	$(737)	$(18)

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of March 31, 2002. Ariba had no foreign exchange forward contracts in place prior to fiscal 2001.

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

Our interest rate risk has been minimal as interest expense related to lease commitments has been immaterial for the quarter ended March 31, 2002.

The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio (in thousands, except for interest rates).

	Year ending March 31, 2003	Year ending March 31, 2004	Year ending March 31, 2005	Year ending March 31, 2006	Year ending March 31, 2007	Thereafter	Total
Cash equivalents	$139,128	$—	$—	$—	$—	$—	$139,128
Average interest rate	1.46%	—	—	—	—	—	1.46%
Investments	$51,571	$59,604	$14,393	—	—	—	$125,568
Average interest rate	4.23%	4.70%	4.93%	—	—	—	4.53%

Total investment securities	$190,699	$59,604	$14,393	$—	$—	$—	$264,696

Note that these amounts exclude equity investments and uninvested cash.

PART II:     OTHER INFORMATION

Item 1.     Legal Proceedings

Between March 20, 2001 and June 5, 2001, several purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against us, certain of our officers or former officers and directors and three of the underwriters of our initial public offering. These actions purport to be brought on behalf of purchasers of our common stock in the period from June 23, 1999, the date of our initial public offering, to December 23, 1999 (or in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our initial public offering. Specifically, among other things, these actions allege that the prospectus pursuant to which shares of common stock were sold in our initial public offering, which was incorporated in a registration statement filed with the SEC, contained certain false and misleading statements or omissions regarding the practices of our underwriters with respect to their allocation to their customers of shares of common stock in our initial public offering and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused our post-initial public offering stock price to be artificially inflated. The actions seek compensatory damages in unspecified amounts as well as other relief.

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

On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against us and certain individual officers and directors, which the court approved and entered as an order on March 1, 2002. On April 19, 2002, the plaintiffs filed an amended complaint in which they dropped their claims against us and the individual officers and directors under Sections 11 and 15 of the Securities Act of 1933, but elected to proceed with their claims against such defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We intend to defend against the complaints vigorously.

We are subject to various claims and legal actions arising in the ordinary course of business. We have accrued for estimated losses in the accompanying financial statements for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable base on estimates by management after consultation with legal counsel. However, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not result in outcomes that differ significantly from these estimates.

Item 2.     Changes in Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Securities Holders

The Company held its annual meeting of stockholders in San Mateo, California on March 18, 2002. Of the 262,534,029 shares outstanding as of the record date, 190,496,064 shares were present or represented by proxy at the meeting on March 18, 2002. At the meeting the following actions were voted upon:

a.	To elect the following directors to serve for a term ending upon the 2005 Annual Meeting of Stockholders or until their successors are elected and qualified:

	FOR	WITHHELD
Robert M. Calderoni	179,748,910	10,753,315
Robert E. Knowling, Jr.	187,205,102	3,297,123

b.	To ratify the appointment of KPMG LLP as the Company’s independent public accountants for the fiscal year ending September 30, 2002:

FOR	AGAINST	ABSTAIN
188,893,172	1,265,534	337,358

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

10.27*	Severance Agreement, dated January 21, 2002, by and between Registrant and Eileen McPartland.
10.28*	Severance Agreement, dated February 26, 2002, by and between Registrant and James Steele.

(b)    Reports on Form 8-K

Not applicable.

*	Confidential treatment has been requested with respect to certain provisions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ JAMES W. FRANKOLA
James W. Frankola
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:    May 15, 2002

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT TITLE

10.27*	SeveranceAgreement, dated January 21, 2002, by and between Registrant and Eileen McPartland.

10.28*	Severance Agreement, dated February 26, 2002, by and between Registrant and James Steele.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.