Form 10-Q
period 2002-06-30
ARIBA INC
filed 2002-08-14
CIK 1084755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the Quarter Ended June 30, 2002

Commission File Number 000-26299

ARIBA, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0439730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes    ☒             No    ☐

On July 31, 2002, 265,526,532 shares of the registrant’s common stock were issued and outstanding.

ARIBA, INC.

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2002	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$104,094	$71,971
Short-term investments	63,508	145,931
Restricted cash	800	2,800
Accounts receivable, net	6,965	27,336
Prepaid expenses and other current assets	17,756	35,963

Total current assets	193,123	284,001
Property and equipment, net	34,048	50,353
Long-term investments	80,245	43,109
Restricted cash	29,782	29,771
Other assets	2,493	3,007
Goodwill and other intangible assets, net	442,764	877,806

Total assets	$782,455	$1,288,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,009	$28,395
Accrued compensation and related liabilities	41,426	53,285
Accrued liabilities	51,363	56,072
Restructuring costs	18,660	18,339
Deferred revenue	66,863	70,006
Current portion of other long-term liabilities	180	296

Total current liabilities	194,501	226,393
Restructuring costs, net of current portion	47,461	12,855
Deferred revenue, net of current portion	94,950	107,055
Other long-term liabilities, net of current portion	2	106

Total liabilities	336,914	346,409

Minority interests	15,165	15,720

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock	528	520
Additional paid-in capital	4,476,829	4,477,971
Deferred stock-based compensation	(8,260)	(33,023)
Accumulated other comprehensive loss	(2,024)	(1,172)
Accumulated deficit	(4,036,697)	(3,518,378)

Total stockholders’ equity	430,376	925,918

Total liabilities and stockholders’ equity	$782,455	$1,288,047

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Revenues:
License	$26,636	$47,885	$75,272	$229,316
Maintenance and service	31,907	36,245	95,713	109,615

Total revenues	58,543	84,130	170,985	338,931

Cost of revenues:
License	538	2,527	2,710	16,979
Maintenance and service (exclusive of stock-based compensation expense of $450 and $955 for the three months ended June 30, 2002 and 2001 and $1,471 and $3,814 for the nine month periods ended June 30, 2002 and 2001, respectively)	11,024	12,965	31,009	56,635

Total cost of revenues	11,562	15,492	33,719	73,614

Gross profit	46,981	68,638	137,266	265,317

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $1,247 and $3,190 for the three months ended June 30, 2002 and 2001 and $3,820 and $15,455 for the nine month periods ended June 30, 2002 and 2001, respectively and exclusive of business partner warrants expense of $0 and $18,975 for the three months ended June 30, 2002 and 2001 and $5,562 and $26,833 for the nine month periods ended June 30, 2002 and 2001, respectively)	21,840	59,448	68,930	223,090
Research and development (exclusive of stock-based compensation expense of $(34) and $2,363 for the three months ended June 30, 2002 and 2001 and $(203) and $7,929 for the nine month periods ended June 30, 2002 and 2001, respectively)	16,772	25,372	48,572	71,740
General and administrative (exclusive of stock-based compensation expense of $1,378 and $6,492 for the three months ended June 30, 2002 and 2001 and $6,181 and $21,830 for the nine month periods ended June 30, 2002 and 2001, respectively)	7,351	14,520	27,564	49,687
Amortization of goodwill and other intangible assets	144,776	144,208	434,964	800,307
Business partner warrants, net	—	18,975	5,562	26,833
Stock-based compensation, net	3,041	13,000	11,269	49,028
Restructuring and lease abandonment costs	57,125	70,041	62,609	70,041
Impairment of goodwill, other intangible assets and equity investments	—	—	—	1,433,292
Merger related costs	—	—	—	9,185

Total operating expenses	250,905	345,564	659,470	2,733,203

Loss from operations	(203,924)	(276,926)	(522,204)	(2,467,886)
Interest income	1,801	4,090	6,257	15,650
Interest expense	(7)	(18)	(126)	(191)
Other income	55	1,503	749	828

Net loss before income taxes	(202,075)	(271,351)	(515,324)	(2,451,599)
Income tax provision	(1,000)	(2,173)	(2,995)	(4,725)

Net loss	$(203,075)	$(273,524)	$(518,319)	$(2,456,324)

Basic and diluted net loss per share	$(0.78)	$(1.10)	$(2.01)	$(10.15)

Shares used in computing net loss per share—basic and diluted	260,180	249,103	258,184	241,935

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2002	2001
Operating activities:
Net loss	$(518,319)	$(2,456,324)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	(2,942)	25,332
Depreciation and amortization	456,845	819,761
Amortization of stock-based compensation	11,269	49,028
Impairment of equity investments	—	24,385
Impairment of goodwill and other intangible assets	—	1,408,907
Impairment of leasehold improvements	(2,182)	—
Business partner warrant expense, net	5,562	34,117
Minority interests in net loss of consolidated subsidiaries	(535)	(1,921)
Changes in operating assets and liabilities:
Accounts receivable	23,378	(6,386)
Prepaid expenses and other assets	13,159	1,427
Accounts payable	(12,386)	(11,614)
Accrued compensation and related liabilities	(11,859)	(11)
Accrued liabilities	(709)	53,954
Restructuring and lease abandonment costs	34,927	50,902
Deferred revenue	(15,248)	(9,169)

Net cash used in operating activities	(19,040)	(17,612)

Investing activities:
Purchases of property and equipment, net	(3,391)	(83,869)
Sales/purchases of investments, net	44,230	(39,381)
Allocation from (to) restricted cash, net	1,989	(12,334)

Net cash provided by (used in) investing activities	42,828	(135,584)

Financing activities:
Repayments of long-term obligations	(220)	(416)
Proceeds from issuance of common stock	8,821	29,452
Proceeds from subsidiary stock offering	—	51,951
Repurchase of common stock	(471)	(474)

Net cash provided by financing activities	8,130	80,513

Net increase (decrease) in cash and cash equivalents	31,918	(72,683)
Effect of foreign exchange rate changes	205	(4,274)
Cash and cash equivalents at beginning of period	71,971	195,241

Cash and cash equivalents at end of period	$104,094	$118,284

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

The Company’s Ariba Spend Management solutions consist of three component solutions: Ariba Analysis, Ariba Enterprise Sourcing and Ariba Procurement. Fiscal 2001 also included significant sales of Ariba Dynamic Trade and Ariba Marketplace products. Ariba Enterprise Sourcing, which was introduced in late fiscal 2001, is derived from Ariba Dynamic Trade and Ariba Sourcing, which are still available as separate products. Ariba Sourcing and Ariba Marketplace are also available as hosted applications.

The Company licenses its products through its direct sales force and indirectly through resellers. The license agreements for the Company’s products generally do not provide for a right of return, and historically product returns have not been significant. The Company does not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. The products are either purchased under a perpetual license model or under a time-based license model. Access to the Ariba Supplier Network, formerly known as the Ariba Commerce Services Network, is available to all Ariba customers as part of their maintenance agreements.

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

The Company’s customers include certain suppliers from whom, on occasion, the Company has purchased goods or services for the Company’s operations at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated and recorded at terms the Company considers to be arm’s-length. Revenues from such transactions were immaterial during the three and nine month periods ended June 30, 2001 and there were no such transactions during the three and nine month periods ended June 30, 2002.

Equity instruments received in conjunction with licensing transactions are recorded at their estimated fair market value and included in the measurement of the related license revenue in accordance with Emerging Issues Task Force (EITF) No. 00-8, Accounting by a Grantee for an Equity Investment to Be Received in Conjunction with Providing Goods and Services. For the quarters ended June 30, 2002 and 2001, the Company recorded license revenue of $0.9 million and $0.9 million, respectively, from such transactions. For the nine month periods ended June 30, 2002 and 2001, the Company recorded license revenue of $2.8 million and $3.7 million, respectively, from such transactions. All of such transactions were completed in fiscal 2000. See note 2 of notes to condensed consolidated financial statements for additional information.

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

In November 2001, the Emerging Issues Task Force reached consensus on EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. The Company adopted EITF No. 01-9 in the quarter ended March 31, 2002. EITF No. 01-9 requires that consideration, including warrants, given by a vendor to a customer or a reseller of the vendor’s products be classified in the vendor’s financial statements as a reduction of revenue in certain circumstances. Adoption of EITF No. 01-9 had no effect on the Company’s condensed consolidated financial statements for any periods subsequent to September 30, 2001 as there has been no warrant expense requiring such reclassification. In addition, no warrant expense requiring such reclassification is expected in future periods. However, reclassifications have been made to prior year statements of operations to comply with the new requirements. As a result, warrant expense totaling $1.2 million and $7.3 million has been reclassified as a reduction of revenues for the quarter and nine month periods ended June 30, 2001, respectively. The total reduction in revenues associated with this reclassification will be $7.3 million and $3.6 million for fiscal 2001 and 2000, or 2% and 1% of total revenues, respectively. The adoption of EITF No. 01-9 did not affect the Company’s net loss, basic and diluted net loss per share, financial position, or cash flows.

In January 2002, the Financial Accounting Standards Board (FASB) issued EITF 01-14 (formerly Staff Announcement Topic No. D-103), Income Statement Characterization of Reimbursements Received for “Out-of-

Pocket” Expenses Incurred. EITF 01-14 requires that reimbursements received for out-of-pocket expenses be characterized as revenue in the income statement. The adoption of EITF No. 01-14 did not have a significant impact on the Company’s condensed consolidated financial statements.

Fair value of financial instruments and concentration of credit risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and long-term debt, approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. The Company maintains its cash, cash equivalents and investments with high quality financial institutions. The Company’s customer base consists of businesses in North America, Europe, the Middle East, Asia, and Latin America. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations.

No customer accounted for more than 10% of total revenue for the three and nine month periods ended June 30, 2002 and 2001. Net accounts receivable by individual customers comprising more than 10% of total net accounts receivable are as follows:

	% of Net accounts receivable as of
	June 30, 2002	September 30, 2001
Customer A	15%	—
Customer B	11%	—
Customer C	—	11%

Recent accounting pronouncements

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company has adopted the provisions of SFAS No. 141 and is required to adopt SFAS No. 142 effective October 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS No. 142, after which only intangible assets with definite useful lives will continue to be amortized. The adoption of SFAS No. 141 did not have a significant impact on the Company’s condensed consolidated financial statements. Further, management does not expect the adoption of SFAS No. 142 to have a significant impact on the Company’s condensed consolidated financial statements except for the cessation of amortization of goodwill.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. The Company is required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt its provisions effective October 1, 2002. Management does not expect the adoption of SFAS No. 144 to have a significant impact on the Company’s condensed consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and the provisions relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect the adoption of SFAS No. 145 will have a significant impact on its condensed consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore does not meet the requirement for recognizing a liability and related expense. SFAS No. 146 only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. The Company is required to adopt SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. The Company is evaluating this new standard but expects that the effects of adoption, if any, would relate solely to exit or disposal activities undertaken in the future.

Note 2—Other Assets

Other assets include investments in equity instruments of privately held companies in fiscal 2000, which had a remaining net book value of $1.3 million at each of June 30, 2002 and September 30, 2001. These investments are accounted for using the cost method of accounting and consist of common stock, preferred stock and warrants for common stock, of which remaining net book value of $0.7 million at each of June 30, 2002 and September 30, 2001 was received as consideration in connection with software licensing transactions with customers and business partners.

The Company determines the fair value of common stock and preferred stock equity investments based on amounts paid by independent third parties in the investees’ most recent capital transactions. The fair value of common stock warrants received is determined using a Black-Scholes option pricing model. The fair value of warrant investments in private companies totaled approximately $0.5 million at each of June 30, 2002 and September 30, 2001. These investments are reviewed each reporting period for declines considered other-than-temporary, and, if appropriate, are written down to their estimated fair values.

During the second and fourth quarters of fiscal 2001, the Company determined that these investments had incurred a decline in value that was other-than-temporary, primarily as a result of the continuing economic slowdown, particularly in the technology sector. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the Company’s equity investments may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or expected operating results of the Company’s investees, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business and significant negative industry or economic trends. The Company determined that the carrying value of the equity investments had a decline that was other-than-temporary based upon the existence of one or more of the above indicators of impairment. The impairment charge reduced the equity investments to an estimated fair value consistent with the general economic environment within the technology sector, resulting in charges totaling $28.7 million to the consolidated statement of operations in fiscal 2001.

Note 3—Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2002	September 30, 2001
Goodwill	$907,034	$907,103
Assembled workforce	11,127	11,127
Covenants not-to-compete	1,300	1,300
Core technology	17,392	17,392
Intellectual property agreement	786,929	786,929
Business partner warrants	—	11

	1,723,782	1,723,862
Less: accumulated amortization	(1,281,018)	(846,056)

Goodwill and other intangible assets, net	$442,764	$877,806

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

As of June 30, 2002, the Company had approximately $442.8 million of goodwill and other intangible assets relating to the acquisitions of TradingDynamics, Tradex and SupplierMarket and an intellectual property purchase agreement after giving effect to previous amortization and impairment charges. Amortization of goodwill and other intangible assets was $144.8 million and $144.2 million for the quarters ended June 30, 2002 and 2001, respectively. Amortization of goodwill and other intangible assets was $434.9 million and $800.3 million for the nine month periods ended June 30, 2002 and 2001, respectively. As a result of the Company’s planned adoption of SFAS No. 142 (see note 1) on October 1, 2002, amortization of the remaining goodwill with an expected net book value of approximately $181.0 million will cease. Other identifiable intangible assets with an expected net book value of approximately $117.0 million at October 1, 2002 will continue to be amortized over their remaining useful lives, substantially all of which will expire in the quarter ending March 31, 2003.

Note 4—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California as the Company’s headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are approximately $2.2 million and will escalate annually with the total future minimum lease payments amounting to $347.9 million over the lease term. The Company also contributed $80.0 million towards leasehold improvement costs of the facility and for the purchase of equipment and furniture of which approximately $49.2 million was written off in connection with the abandonment of excess facilities. As part of this agreement, the Company is required to hold certificates of deposit totaling $25.7 million as a form of security through fiscal 2013, which is classified as restricted cash on the condensed consolidated balance sheets. In the quarter ended March 31, 2002, a certificate of deposit totaling $2.5 million as a security deposit for the Company’s headquarters was released.

Restructuring and lease abandonment costs

In fiscal 2001, the Company initiated a restructuring program to conform its expense and revenue levels and to better position the Company for growth and profitability. As part of this program, the Company restructured its worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities.

The following table details restructuring activity through June 30, 2002 (in thousands):

	Severance and benefits	Lease abandonment costs	Total
Balance as of September 30, 2001	$851	$30,343	$31,194
Total charge to operating expense	4,946	696	5,642
Cash paid	(4,681)	(6,748)	(11,429)

Balance as of December 31, 2001	1,116	24,291	25,407

Total charge to operating expense	—	—	—
Cash paid	(816)	(6,045)	(6,861)

Balance as of March 31, 2002	300	18,246	18,546

Total charge (recovery) to operating expense	(183)	57,308	57,125
Cash paid	(14)	(7,835)	(7,849)
Reclassification of lessee deposits	—	(1,701)	(1,701)

Balance as of June 30, 2002	$103	$66,018	$66,121

Worldwide workforce reduction

Severance and benefits primarily include involuntary termination and health benefits, outplacement costs, and payroll taxes. A majority of the terminations, which included sales and marketing, engineering and general and administrative personnel, were completed during the third and fourth quarters of fiscal 2001 and in the quarter ended December 31, 2001. During the quarter ended June 30, 2002, an immaterial amount of severance and benefits costs was paid and $0.2 million expense recorded in previous quarters was recovered due to changes in the Company’s involuntary termination assessment. As of June 30, 2002, total accrued charges for severance and benefits amounted to $0.1 million, consisting primarily of health benefits and outplacement costs and involuntary termination costs related to the Company’s international workforce. The Company expects all remaining cash expenditures will be made by the quarter ending December 31, 2002.

Consolidation of excess facilities

Lease abandonment costs incurred to date relate to the abandonment of excess leased facilities in Mountain View and Sunnyvale, California, Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Burlington, Massachusetts, Florham Park, New Jersey, Dallas, Texas, Hong Kong and Singapore for the remaining lease terms. Total lease abandonment costs include the impairment of leasehold improvements, remaining lease liabilities and brokerage fees reduced by estimated sublease income. The estimated net costs of abandoning these leased facilities, including estimated sublease costs and income, were based on market information trend analyses provided by a commercial real estate brokerage firm retained by the Company.

In the quarter ended June 30, 2002, the Company revised its original estimates and expectations with respect to its corporate headquarters and field offices disposition efforts as a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued sharp declines in market conditions in the commercial real estate market in California. Based on these factors, and consultation with an independent appraisal firm retained by the Company, an additional charge to lease abandonment costs of $57.3 million was recorded in the quarter ended June 30, 2002.

In the quarter ended June 30, 2002, the Company made net cash payments totaling $7.8 million relating to the abandoned facilities (including $1.8 million for early terminations) and reclassified deposits made by lessees totaling $1.7 million to accrued liabilities. As of June 30, 2002, $66.0 million of lease abandonment costs, net of anticipated sublease income of $237.2 million, remains accrued and is expected to be utilized by fiscal 2013. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at June 30, 2002, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position.

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

On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against the Company and certain individual officers and directors, which the Court approved and entered as an order on March 1, 2002. On April 19, 2002, the plaintiffs filed an amended complaint in which they dropped their claims against the Company and the individual officers and directors under Sections 11 and 15 of the Securities Act of 1933, but elected to proceed with their claims against such defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On July 15, 2002, the Company and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. Opposition and reply papers are yet to be filed. The Company intends to defend against these claims vigorously.

The Company is also subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimated losses in the accompanying condensed consolidated financial statements

—for those matters where it believes that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving the Company will not have a material adverse effect on its business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on the Company’s business, results of operations or financial condition or that the amount of accrued losses is sufficient for any actual losses that may be incurred.

Note 5—Minority Interests in Subsidiaries

As of June 30, 2002, minority interests of approximately $15.2 million are recorded on the condensed consolidated balance sheet in order to reflect the share of the net assets of Nihon Ariba K.K. and Ariba Korea, Ltd. held by minority investors. In addition, the Company recognized approximately $0.2 million as an increase to other loss and $1.3 million as an increase to other income for the minority interests’ share in operating results of these majority-owned subsidiaries for the quarters ended June 30, 2002 and 2001, respectively. For the nine month periods ended June 30, 2002 and 2001, the Company recognized approximately $0.5 million and $1.9 million, respectively, as an increase to other income for the minority interests’ share in operating results of Nihon Ariba K.K. and Ariba Korea, Ltd.

Note 6—Segment Information

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

Information regarding revenue for the three and nine month periods ended June 30, 2002 and 2001, and information regarding long-lived assets in geographic areas as of June 30, 2002 and September 30, 2001, are as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2002	2001	2002	2001
Revenues:
United States	$41,212	$66,076	$110,539	$253,774
International	17,331	18,054	60,446	85,157

Total	$58,543	$84,130	$170,985	$338,931

	June 30, 2002	September 30, 2001
Long-Lived Assets:
United States	$474,843	$923,351
International	3,151	6,477

Total	$477,994	$929,828

Revenues are attributed to countries based on the location of the Company’s customers. The Company’s international revenues were derived from sales in Europe, Asia, Asia Pacific, Canada and Latin America. The Company had net liabilities of $56.9 million in its international locations as of June 30, 2002.

Note 7—Stockholders’ Equity

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

Warrants

In the past, the Company has issued warrants for the purchase of its common stock to certain business partners which vested either immediately or vest contingent upon the achievement of certain milestones related to targeted revenue. Each reporting period, the Company determines which warrants have vested or are deemed probable of vesting. Business partner warrant expense is measured based on the total fair value of such warrants using the Black-Scholes option pricing model. The fair value of contingent warrants deemed probable of vesting is remeasured at the end of each subsequent quarter until the warrant vests, at which time the fair value attributable to that warrant is fixed. In the event such remeasurement results in an increase or decrease to the initial or previously determined estimate of the total fair value of a particular warrant, a cumulative adjustment of warrant expense is made in the current quarter.

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

In March 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued an unvested warrant to purchase up to 3,428,572 shares of the Company’s common stock at an exercise price of $87.50 per share. The business partner can partially vest in this warrant each quarter upon attainment of certain periodic milestones related to revenue targets. The warrant generally expires as to any earned or earnable portion when the milestone period expires or eighteen months after the specific milestone is met. The warrant can be earned over approximately a five-year period. Through September 30, 2001, the business partner vested in 982,326 shares of this warrant. During the nine months ended June 30, 2002, the business partner did not vest in any shares of this warrant and accordingly, no business partner warrant expense was recorded. A total of $8.5 million of business partner warrant expense was recorded for the nine months ended June 30, 2001, of which $2.7 million has been recorded as a reduction of revenues in accordance with EITF No. 01-9. See note 1 of notes to condensed consolidated financial statements for additional information. No amounts related to the unvested warrants are reflected in the accompanying condensed consolidated financial statements.

In April 2000, the Company entered into an agreement with a third party as part of the Company’s vertical industry strategy to obtain a major partner in the financial services industry. In connection with the agreement, the Company issued warrants to purchase up to 6,776,000 shares of the Company’s common stock at an exercise price based on the ten-day average of the Company’s stock price prior to the vesting date. Upon signing of this agreement, 1,936,000 shares of the Company’s common stock with a fair value of $56.2 million were immediately vested. The agreement provided that the Company would receive $25.0 million in guaranteed gainshare to be paid over a period of two years which the Company determined to represent payment for the vested warrants. Accordingly, $31.2 million representing the fair value of the vested warrants less the guaranteed gainshare was recorded as an intangible asset to be amortized over the three year term of the agreement. During the third quarter of fiscal 2001, the Company determined that the carrying value of the intangible asset was impaired and wrote off the remaining net book value with a $17.7 million charge to business partner warrant expense. The guaranteed gainshare of $25.0 million was recorded as a receivable in “Other Current Assets” and as of December 31, 2001, $20.0 million remained outstanding. During the quarter ended March 31, 2002, this receivable’s outstanding balance of $20.0 million was settled for a cash payment of $15.0 million, which was received in April 2002, and the cancellation of the remaining unvested warrants to purchase 4,840,000 shares of the Company’s common stock. As a result, the Company recorded a charge of $5.6 million representing the uncollected receivable and related settlement costs as business partner warrant expense during the quarter ended March 31, 2002. A total of $7.9 million of business partner warrant expense related to this agreement was recorded for the nine months ended June 30, 2001, of which $4.6 million has been recorded as a reduction of revenues in accordance with EITF No. 01-9. See note 1 of notes to the condensed consolidated financial statements for additional information.

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

During the nine months ended June 30, 2002, 3.6 million restricted shares of common stock at prices below current fair market value were issued to certain officers and employees of the Company. Restrictions on restricted shares lapse ratably over a two to five year period or have up to five year vesting periods that are subject to acceleration if individual performance goals are achieved. These issuances include 2.0 million shares which vested upon issuance in connection with the severance of a former executive. Based on the intrinsic value at the date of grant, the Company recorded approximately $12.1 million of deferred stock-based compensation related to the issuance of the restricted common stock. This amount includes $6.4 million related to the severance of the former executive which was fully expensed as stock-based compensation in the quarter ended December 31, 2001. The remaining $5.7 million of deferred stock-based compensation is being charged to operating expenses as the shares vest in accordance with Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

The Company has recorded deferred stock-based compensation totaling approximately $192.7 million from inception through June 30, 2002. Of this amount, $38.4 million related to the issuance of stock options prior to the Company’s initial public offering in June 1999 and $124.6 million related to the acquisition of SupplierMarket, consummated in August 2000. These amounts are amortized in accordance with FIN 28 over the vesting period of the individual options and restricted common stock, generally between two to five years. During the quarters ended June 30, 2002 and 2001, the Company recorded $3.0 million and $13.0 million of stock-based compensation, respectively. During the nine months ended June 30, 2002 and 2001, the Company recorded $11.3 million and $49.0 million of stock-based compensation, respectively.

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three and nine month periods ended June 30, 2002 and 2001 are as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2002	2001	2002	2001
Net loss	$(203,075)	$(273,524)	$(518,319)	$(2,456,324)
Unrealized gain (loss) on securities	780	(834)	(1,057)	(547)
Foreign currency translation adjustments	3,567	(646)	205	(4,274)

Comprehensive loss	$(198,728)	$(275,004)	$(519,171)	$(2,461,145)

The income tax effects related to unrealized gains (losses) on securities and foreign currency translation adjustments are not considered material.

The components of accumulated other comprehensive loss as of June 30, 2002 and September 30, 2001 are as follows (in thousands):

	June 30, 2002	September 30, 2001
Unrealized gain on securities	$382	$1,439
Foreign currency translation adjustments	(2,406)	(2,611)

Accumulated other comprehensive loss	$(2,024)	$(1,172)

Note 8—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2002	2001	2002	2001
Net loss	$(203,075)	$(273,524)	$(518,319)	$(2,456,324)

Weighted-average common shares outstanding	264,446	257,252	263,368	253,238
Less: Weighted-average common shares subject to repurchase	(4,266)	(7,545)	(5,184)	(8,497)
Less: Weighted-average shares held in escrow related to acquisitions	—	(604)	—	(2,806)

Weighted-average common shares used in computing basic and diluted net loss per common share	260,180	249,103	258,184	241,935

Basic and diluted net loss per common share	$(0.78)	$(1.10)	$(2.01)	$(10.15)

At June 30, 2002 and 2001, 48,664,838 and 46,327,000 potential common shares, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive. Further, the potential common shares for the three months ended June 30, 2002 and 2001 exclude 2,446,246 shares and 12,086,246 shares, respectively, which would be issuable under certain warrants contingent upon completion of certain milestones.

The weighted-average exercise price of stock options outstanding was $3.96 and $6.04 as of June 30, 2002 and 2001, respectively. The weighted average repurchase price of unvested stock was $0.14 and $0.22 as of June 30, 2002 and 2001, respectively. The weighted average exercise price of warrants outstanding was $87.50 and $85.93 as of June 30, 2002 and 2001, respectively.

Note 9—Income Taxes

The Company incurred operating losses for the quarters and nine month periods ended June 30, 2002 and June 30, 2001. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets, as sufficient uncertainty exists that it is more likely than not that the deferred tax assets will not be realized. The Company incurred income tax expense of $1.0 million and $2.2 million during the quarters ended June 30, 2002 and 2001, respectively, and $3.0 million and $4.7 million during the nine month periods ended June 30, 2002 and 2001, respectively, primarily attributable to its international subsidiaries.

Note 10—Related Party Transactions

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

From April through December 2001, the Chief Executive Officer of Softbank was a member of the Company’s Board of Directors. Related to transactions with Softbank, the Company recorded revenue of $4.3 million and $0.2 million for the quarters ended June 30, 2002 and 2001, respectively, and $13.5 million and $6.9 million for the nine month periods ended June 30, 2002 and 2001, respectively, pursuant to a long-term revenue commitment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading “Risk Factors” and the risks discussed in our other Securities Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K as filed on December 31, 2001 with the SEC.

Overview

Ariba (referred to herein as “we”) provides software, services and network access to enable corporations to evaluate, manage and reduce the costs associated with running their business (their “spend”). Our Ariba Spend Management solutions consist of a suite of applications and services which provide customers with solutions to analyze and manage their spend on items such as commodities, raw materials, operating resources, services, temporary labor, travel, and maintenance, repair and operations equipment. The Ariba Spend Management solutions are offered as standalone applications or as an integrated suite. Our solutions are designed to allow customers to streamline their existing procurement processes and expand control over their spend by negotiating better contracts with suppliers. We also offer access to our Ariba Supplier Network, which allows customers to contact suppliers via the Internet and offers electronic payment, access to catalog information and the ability to route orders.

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

Our Ariba Spend Management solutions consist of three component solutions: Ariba Analysis, Ariba Enterprise Sourcing and Ariba Procurement. Fiscal 2001 also included significant sales of our Ariba Dynamic Trade and Ariba Marketplace products. Ariba Enterprise Sourcing, which was introduced in late fiscal 2001, is derived from Ariba Dynamic Trade and Ariba Sourcing, which are still available as separate products. Ariba Sourcing and Ariba Marketplace are also available as hosted applications.

We have incurred significant losses since inception. As of June 30, 2002, we had an accumulated deficit of approximately $4.0 billion, including cumulative charges for the amortization of goodwill and other intangible assets totaling $2.1 billion, impairment of goodwill and other intangible assets totaling $1.4 billion, amortization of stock-based compensation totaling $81.5 million and business partner warrant expense totaling $68.9 million.

We believe maintaining and growing our current revenue level is contingent on growing our customer base, developing our products and services, and adapting to current information technology purchasing patterns. We intend to continue to invest in sales, marketing, research and development and, to a lesser extent, support infrastructure. We will also have significant expenses going forward related to the amortization of our goodwill and other intangible assets, subject to certain effects of the new accounting pronouncements as described in note 1 of notes to condensed consolidated financial statements. We therefore expect to continue to incur substantial losses for the foreseeable future.

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

Application of Critical Accounting Policies and Estimates

Accounting policies, methods and estimates are an integral part of the condensed consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition policies, the assessment of recoverability of goodwill and other intangible assets, restructuring liabilities related to abandoned operating leases and contingencies related to the collectibility of accounts receivable and pending litigation. These policies and our practices related to these policies are described below and in note 1 of notes to the accompanying condensed consolidated financial statements.

Through June 30, 2002, our revenues have been principally derived from licenses of our products, from maintenance and support contracts and from the delivery of implementation, consulting and training services. Customers who license Ariba Buyer and our other products also generally purchase maintenance contracts which provide software updates and technical support over a stated term, which is usually a twelve-month period. Customers may purchase implementation services from us, but we rely extensively on third-party consulting organizations to deliver these services directly to our customers. We also offer fee-based training services to our customers.

We license our products through our direct sales force and indirectly through resellers. The license agreements for our products generally do not provide for a right of return, and historically product returns have not been significant. We do not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. Our products are either purchased under a perpetual license model or under a time-based license model. Access to the Ariba Supplier Network, formerly known as the Ariba Commerce Services Network, is available to all Ariba customers as part of their maintenance agreements.

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

We frequently enter into contracts where we recognize only a portion of the total revenue under the contract in the quarter in which we enter into the contract. For example, we may recognize revenue on a ratable basis over the life of the contract or enter into contracts where the recognition of revenue is conditioned upon delivery of future product or service elements. As a result, revenues in any given quarter may vary to the extent we enter into contracts where revenue under those contracts is recognized in future periods and revenues in any given quarter will therefore be a function of both contracts signed in such quarter and contracts signed in prior quarters. For example, during the nine months ended June 30, 2002, the portion of license revenues recognized on a ratable basis remained relatively stable, compared to the nine months ended June 30, 2001, during which the portion of license revenues recognized on a ratable basis was more variable.

Our customers include certain suppliers from whom, on occasion, we have purchased goods or services for our operations at or about the same time we have licensed our software to these organizations. These transactions are separately negotiated and recorded at terms we consider to be arm’s-length. Revenues from such transactions were immaterial during the three and nine month periods ended June 30, 2001 and there were no such transactions during the three and nine month periods ended June 30, 2002.

Equity instruments received in conjunction with licensing transactions are recorded at their estimated fair market value and included in the measurement of the related license revenue in accordance with EITF No. 00-8, Accounting by a Grantee for an Equity Investment to Be Received in Conjunction with Providing Goods and Services. For the quarters ended June 30, 2002 and 2001, we recorded license revenue of $0.9 million and $0.9 million, respectively, from such transactions. For the nine month periods ended June 30, 2002 and 2001, we recorded license revenue of $2.8 million and $3.7 million, respectively, from such transactions. All of such transactions were completed in fiscal 2000. See note 2 of notes to condensed consolidated financial statements for additional information.

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

We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on our receivables. A considerable amount of judgment is required when we assess the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.

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

As discussed in note 4 of notes to condensed consolidated financial statements, we have recorded significant restructuring charges in connection with our abandonment of certain operating leases as part of our program to restructure our operations and related facilities initiated in the third quarter of fiscal 2001 and have recorded an additional charge in the third quarter of fiscal 2002. In the quarter ended June 30, 2002, we revised our estimates and expectations with respect to our corporate headquarters and field offices disposition efforts as a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued sharp declines in market conditions in the commercial real estate market in California. Lease abandonment costs for the abandoned facilities were estimated to include the impairment of leasehold improvements, remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage firm retained by us. Each reporting period we review these estimates and, to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates.

As discussed in note 4 of notes to condensed consolidated financial statements, we are also subject to various claims and legal actions arising in the ordinary course of business. We have accrued for estimated losses in the accompanying condensed consolidated financial statements for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. Although we currently believe that the outcome of outstanding legal proceedings, claims and litigation involving us will not have a material adverse effect on our business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on our business, results of operations or financial condition or that the amount of accrued losses is sufficient for any actual losses that may be incurred.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Revenues:
License	$26,636	$47,885	$75,272	$229,316
Maintenance and service	31,907	36,245	95,713	109,615

Total revenues	58,543	84,130	170,985	338,931

Cost of revenues:
License	538	2,527	2,710	16,979
Maintenance and service (exclusive of stock-based compensation expense of $450 and $955 for the three months ended June 30, 2002 and 2001 and $1,471 and $3,814 for the nine month periods ended June 30, 2002 and 2001, respectively)	11,024	12,965	31,009	56,635

Total cost of revenues	11,562	15,492	33,719	73,614

Gross profit	46,981	68,638	137,266	265,317

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $1,247 and $3,190 for the three months ended June 30, 2002 and 2001 and $3,820 and $15,455 for the nine month periods ended June 30, 2002 and 2001, respectively and exclusive of business partner warrants expense of $0 and $18,975 for the three months ended June 30, 2002 and 2001 and $5,562 and $26,833 for the nine month periods ended June 30, 2002 and 2001, respectively)	21,840	59,448	68,930	223,090
Research and development (exclusive of stock-based compensation expense of $(34) and $2,363 for the three months ended June 30, 2002 and 2001 and $(203) and $7,929 for the nine month periods ended June 30, 2002 and 2001, respectively)	16,772	25,372	48,572	71,740
General and administrative (exclusive of stock-based compensation expense of $1,378 and $6,492 for the three months ended June 30, 2002 and 2001 and $6,181 and $21,830 for the nine month periods ended June 30, 2002 and 2001, respectively)	7,351	14,520	27,564	49,687
Amortization of goodwill and other intangible assets	144,776	144,208	434,964	800,307
Business partner warrants, net	—	18,975	5,562	26,833
Stock-based compensation, net	3,041	13,000	11,269	49,028
Restructuring and lease abandonment costs	57,125	70,041	62,609	70,041
Impairment of goodwill, other intangible assets and equity investments	—	—	—	1,433,292
Merger related costs	—	—	—	9,185

Total operating expenses	250,905	345,564	659,470	2,733,203

Loss from operations	(203,924)	(276,926)	(522,204)	(2,467,886)
Interest income	1,801	4,090	6,257	15,650
Interest expense	(7)	(18)	(126)	(191)
Other income	55	1,503	749	828

Net loss before income taxes	(202,075)	(271,351)	(515,324)	(2,451,599)
Income tax provision	(1,000)	(2,173)	(2,995)	(4,725)

Net loss	$(203,075)	$(273,524)	$(518,319)	$(2,456,324)

Basic and diluted net loss per share	$(0.78)	$(1.10)	$(2.01)	$(10.15)

Shares used in computing net loss per share—basic and diluted	260,180	249,103	258,184	241,935

Comparison of the Three and Nine Month Periods Ended June 30, 2002 and 2001

Revenues

License

License revenues for the quarter ended June 30, 2002 were $26.6 million, a 44% decrease from license revenues of $47.9 million for the quarter ended June 30, 2001. License revenues for the nine months ended June 30, 2002 were $75.3 million, a 67% decrease from license revenues of $229.3 million for the nine months ended June 30, 2001. These decreases are primarily attributable to the reduced number of license sales and a different product mix in the quarter and nine month periods ended June 30, 2002, reflecting the economic slowdown and the significant decline in information technology spending. We recognized license revenues of $3.5 million and $0 for the quarters ended June 30, 2002 and 2001, respectively, and $10.7 million and $6.4 million for the nine month periods ended June 30, 2002 and 2001, respectively, from Softbank, a related party, pursuant to a long-term revenue commitment. Our strategic relationship with Softbank has not performed to our expectations, and we are reviewing ways to improve the performance of this relationship. The failure to realize future revenues from Softbank at committed levels could have a material adverse impact on our business. We expect the economic slowdown to continue to adversely impact our license business growth opportunity for the next few quarters and perhaps significantly longer.

Maintenance and service

Maintenance and service revenues for the quarter ended June 30, 2002 were $31.9 million, a 12% decrease from maintenance and service revenues of $36.2 million for the quarter ended June 30, 2001. Maintenance and service revenues for the nine months ended June 30, 2002 were $95.7 million, a 13% decrease from maintenance and service revenues of $109.6 million for the nine months ended June 30, 2001. The decreases are primarily attributable to the decline in license sales which resulted in a decrease in revenues from customer implementations, training fees and maintenance contracts and a decline in hosted licenses which are included as service revenues. The decrease is also attributable to a decrease in consulting and training headcount offset by increases in renewals of our maintenance contracts.

Cost of Revenues

License

Cost of license revenues for the quarter ended June 30, 2002 was $0.5 million, a 79% decrease from cost of license revenues of $2.5 million for the quarter ended June 30, 2001. Cost of license revenues for the nine months ended June 30, 2002 was $2.7 million, an 84% decrease from cost of license revenues of $17.0 million for the nine months ended June 30, 2001. The decreases are primarily related to a reduction in royalties payable to third parties for integrated technology, lower co-sale fees due to the reduced number of certain alliance partner deals and a reduction in incremental costs associated with major upgrade introductions of our products.

Maintenance and service

Cost of maintenance and service revenues for the quarter ended June 30, 2002 was $11.0 million, a 15% decrease from cost of maintenance and service revenues of $13.0 million for the quarter ended June 30, 2001. Cost of maintenance and service revenues for the nine months ended June 30, 2002 was $31.0 million, a 45% decrease from cost of maintenance and service revenues of $56.6 million for the nine months ended June 30, 2001. The decreases are primarily attributable to reduced license sales resulting in decreased utilization of internal consultants related to implementations, reduced customer support and training costs, a reduction in incremental costs associated with major upgrade introductions of our products and, to a lesser extent, a decrease in headcount. As part of Ariba’s increased focus on delivering the Ariba Spend Management solutions to our customers, we have recently begun increasing headcount in our services organization which we expect will increase cost of maintenance and service revenues.

Operating Expenses

Sales and marketing

Sales and marketing expenses for the quarter ended June 30, 2002 were $21.8 million, a 63% decrease from sales and marketing expenses of $59.4 million for the quarter ended June 30, 2001. Sales and marketing expenses for the nine months ended June 30, 2002 were $68.9 million, a 69% decrease from sales and marketing expenses of $223.1 million for the nine months ended June 30, 2001. The decreases are primarily attributable to the reductions in force in fiscal 2001 and the quarter ended December 31, 2001 which resulted in fewer personnel and a reduction in overall compensation and benefits, a decrease in company-wide bonuses and sales commissions due to a decline in overall sales activity, a reduction in our marketing programs for tradeshows and customer advisory council meetings, a decrease in our provision for doubtful accounts and, to a lesser extent, reduced overhead. Although the restructuring of our operations in fiscal 2001 through the quarter ended March 31, 2002 reduced our sales and marketing expenses for the current quarter, these expenses may increase over the longer term.

Research and development

Research and development expenses for the quarter ended June 30, 2002 were $16.8 million, a decrease of 34% from research and development expenses of $25.4 million for the quarter ended June 30, 2001. Research and development expenses for the nine months ended June 30, 2002 were $48.6 million, a decrease of 32% from research and development expenses of $71.7 million for the nine months ended June 30, 2001. The decreases are primarily attributable to the reductions in force in fiscal 2001 and the quarter ended December 31, 2001 which resulted in fewer personnel and a reduction in overall compensation and benefits, a decrease in localization of our software and, to a lesser extent, reduced overhead. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. Although the restructuring of operations in fiscal 2001 through the quarter ended March 31, 2002 reduced our research and development expenses for the current quarter, these expenses may increase over the longer term.

General and administrative

General and administrative expenses for the quarter ended June 30, 2002 were $7.3 million, a decrease of 49% from general and administrative expenses of $14.5 million for the quarter ended June 30, 2001. General and administrative expenses for the nine months ended June 30, 2002 were $27.6 million, a decrease of 45% from general and administrative expenses of $49.7 million for the nine months ended June 30, 2001. The decreases are primarily attributable to the reductions in force in fiscal 2001 and the quarter ended December 31, 2001 which resulted in fewer personnel and a reduction in overall compensation and benefits, and, to a lesser extent, reduced overhead. Although the restructuring of our operations in fiscal 2001 through the quarter ended March 31, 2002 reduced our general and administrative expenses for the current quarter, these expenses may increase over the longer term.

Amortization of goodwill and other intangible assets

Our acquisitions of TradingDynamics, Tradex and SupplierMarket were accounted for under the purchase method of accounting. Accordingly, we recorded a total of $3.1 billion in goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired related to these acquisitions in fiscal 2000. The total amortization of goodwill and other intangible assets related to the acquisitions noted above totaled $79.2 million and $78.6 million for the quarters ended June 30, 2002 and 2001, respectively. The total amortization of goodwill and other intangible assets related to the acquisitions noted above totaled $238.1 million and $603.5 million for the nine month periods ended June 30, 2002 and 2001, respectively.

In fiscal 2000, we sold 5,142,858 shares of common stock with a fair market value of $834.4 million to an independent third party in connection with an intellectual property agreement. As part of the sale we received intellectual property and $47.5 million in cash. The intellectual property is valued at the difference between the fair market value of the stock being exchanged and the cash received, which is $786.9 million. This amount is classified within other intangible assets and is being amortized over three years based on the terms of the related intellectual property purchase agreement. The total amortization of this intellectual property agreement was $65.6 million and $196.8 million for each of the quarters and nine month periods ended June 30, 2002 and 2001, respectively.

The total amortization of goodwill and other intangible assets was $144.8 million and $144.2 million for the quarters ended June 30, 2002 and 2001, respectively. Total amortization of goodwill and other intangible assets was $434.9 million and $800.3 million for the nine month periods ended June 30, 2002 and 2001, respectively.

As of June 30, 2002, we had unamortized goodwill and other intangible assets of approximately $442.8 million which are being amortized on a straight-line basis over their total expected useful lives ranging from two years to three years. As a result of our planned adoption of SFAS No. 142 (see note 1 of notes to condensed consolidated financial statements) on October 1, 2002, amortization of the remaining goodwill with an expected net book value of approximately $181.0 million will cease. Other identifiable intangible assets with an expected net book value of approximately $117.0 million at October 1, 2002, will continue to be amortized over their remaining useful lives, substantially all of which will expire in the quarter ending March 31, 2003.

Business partner warrants

In the past, we have issued warrants for the purchase of our common stock to certain business partners which vested either immediately or vested contingent upon the achievement of certain milestones related to targeted revenue. For the quarters ended June 30, 2002 and 2001, we recognized business partner warrant expenses associated with these warrants totaling $0 and $19.0 million, respectively. For the nine month periods ended June 30, 2002 and 2001, we recognized business partner warrant expense associated with these warrants totaling $5.6 million and $26.8 million, respectively. Related to the business partner warrant expense for the quarter and nine months ended June 30, 2001, $1.2 million and $7.3 million, respectively, has been recorded as a reduction of revenues in accordance with EITF No. 01-9. See notes 1 and 7 of condensed consolidated financial statements for additional information.

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

In March 2000, in connection with a sales and marketing alliance agreement with a third party, we issued an unvested warrant to purchase up to 3,428,572 shares of our common stock at an exercise price of $87.50 per share. The business partner can partially vest in this warrant each quarter upon attainment of certain periodic milestones related to revenue targets. The warrant generally expires as to any earned or earnable portion when the milestone period expires or eighteen months after the specific milestone is met. The warrant can be earned over approximately a five-year period. Through September 30, 2001, the business partner vested in 982,326 shares of this warrant. During the nine months ended June 30, 2002, the business partner did not vest in any shares of this warrant and accordingly, no business partner warrant expense was recorded. A total of $8.5 million of business partner warrant expense was recorded for the nine months ended June 30, 2001 of which $2.7 million has been recorded as a reduction of revenues in accordance with EITF No. 01-9. See notes 1 and 7 of condensed consolidated financial statements for additional information. No amounts related to the unvested warrants are reflected in the accompanying condensed consolidated financial statements.

In April 2000, we entered into an agreement with a third party as part of our vertical industry strategy to obtain a major partner in the financial services industry. In connection with the agreement, we issued warrants to purchase up to 6,776,000 shares of our common stock at an exercise price based on the ten-day average of our stock price prior to the vesting date. Upon signing of this agreement, 1,936,000 shares of our common stock with a fair value of $56.2 million were immediately vested. The agreement provided that we would receive $25.0 million in guaranteed gainshare to be paid over a period of two years which we determined to represent payment for the vested warrants. Accordingly, $31.2 million representing the fair value of the vested warrants less the guaranteed gainshare was recorded as an intangible asset to be amortized over the three year term of the agreement. During the third quarter of fiscal 2001, we determined that the carrying value of the intangible asset was impaired and wrote off the remaining net book value with a $17.7 million charge to business partner warrant expense. The guaranteed gainshare of $25.0 million was recorded as a receivable in “Other Current Assets” and as of December 31, 2001, $20.0 million remained outstanding. During the quarter ended March 31, 2002, this receivable’s outstanding balance of $20.0 million was settled for a cash payment of $15.0 million, which was received in April 2002, and the cancellation of the remaining unvested warrants to purchase 4,840,000 shares of our common stock. As a result, we recorded a charge of $5.6 million representing the uncollected receivable and related settlement costs as business partner warrant expense during the quarter ended March 31, 2002. A total of $7.9 million of business partner warrant expense related to this agreement was recorded for the nine months ended June 30, 2001, of which $4.6 million has been recorded as a reduction of revenues in accordance with EITF No. 01-9.

Stock-based compensation

We have recognized deferred stock-based compensation associated with stock options granted to employees at prices below market value on the date of grant, unvested stock options issued to employees in conjunction with the consummation of the SupplierMarket acquisition in August 2000 and the issuance of restricted shares of common stock to certain senior executives, officers and employees. These amounts are included as a component of stockholders’ equity and are charged to operations over the vesting period of the options or the lapse of restrictions in the case of restricted stock, consistent with the method described in FIN No. 28. Stock-based compensation expense is presented as a separate line item in our condensed consolidated statements of operations, net of the effects of reversals for cancellation of unvested stock options previously amortized to expense under FIN No. 28. For the quarters ended June 30, 2002 and 2001, stock-based compensation expense, net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2002	2001	2002	2001
Cost of revenues	$450	$955	$1,471	$3,814
Sales and marketing	1,247	3,190	3,820	15,455
Research and development	(34)	2,363	(203)	7,929
General and administrative	1,378	6,492	6,181	21,830

Total	$3,041	$13,000	$11,269	$49,028

As of June 30, 2002, we had an aggregate of approximately $8.3 million of deferred stock-based compensation remaining to be amortized.

Restructuring and lease abandonment costs

In fiscal 2001, we initiated a restructuring program to conform our expense and revenue levels and to better position us for growth and profitability. As part of the restructuring program, we restructured our worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities.

The following table details restructuring activity through June 30, 2002 (in thousands):

	Severance and benefits	Lease abandonment costs	Total
Balance as of September 30, 2001	$851	$30,343	$31,194
Total charge to operating expense	4,946	696	5,642
Cash paid	(4,681)	(6,748)	(11,429)

Balance as of December 31, 2001	1,116	24,291	25,407

Total charge to operating expense	—	—	—
Cash paid	(816)	(6,045)	(6,861)

Balance as of March 31, 2002	300	18,246	18,546

Total charge (recovery) to operating expense	(183)	57,308	57,125
Cash paid	(14)	(7,835)	(7,849)
Reclassification of lessee deposits	—	(1,701)	(1,701)

Balance as of June 30, 2002	$103	$66,018	$66,121

Worldwide workforce reduction

Severance and benefits primarily include involuntary termination and health benefits, outplacement costs, and payroll taxes. A majority of the terminations, which included sales and marketing, engineering and general and administrative personnel, were completed during the third and fourth quarters of fiscal 2001 and in the quarter ended December 31, 2001. During the quarter ended June 30, 2002, an immaterial amount of severance and benefits costs was paid and $0.2 million expense recorded in previous quarters was recovered due to changes in our involuntary termination assessment. As of June 30, 2002, total accrued charges for severance and benefits amounted to $0.1 million, consisting primarily of health benefits and outplacement costs and involuntary termination costs related to our international workforce. We expect all remaining cash expenditures will be made by the quarter ending December 31, 2002.

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

In the quarter ended June 30, 2002, we revised our original estimates and expectations with respect to our corporate headquarters and field offices disposition efforts as a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued sharp declines in market conditions in the commercial real estate market in California. Based on these factors, and consultation with an independent appraisal firm retained by us, an additional charge to lease abandonment costs of $57.3 million was recorded in the quarter ended June 30, 2002.

        In the quarter ended June 30, 2002, we made net cash payments totaling $7.8 million relating to the abandoned facilities (including $1.8 million for early terminations) and reclassified deposits made by lessees totaling $1.7 million to accrued liabilities. As of June 30, 2002, $66.0 million of lease abandonment costs, net of anticipated sublease income of $237.2 million, remains accrued and is expected to be utilized by fiscal 2013. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at June 30, 2002, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on our operating results and cash position.

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

During the quarters ended March 31, 2001 and September 30, 2001, we determined that certain equity investments in privately held companies had incurred a decline in value that was considered other-than-temporary. We recorded a charge of $24.4 million and $4.3 million during the quarters ended March 31, 2001 and September 30, 2001, respectively, in our results of operations to write down the investments to their estimated fair values.

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

Interest income

Interest income for the quarter ended June 30, 2002 was $1.8 million, a decrease of 56% from interest income of $4.1 million for the quarter ended June 30, 2001. Interest income for the nine months ended June 30, 2002 was $6.3 million, a decrease of 60% from interest income of $15.7 million for the nine months ended June 30, 2001. The decrease was primarily attributable to lower invested cash, cash equivalents and investment balances and a decline in interest rates as of June 30, 2002.

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

As of June 30, 2002, minority interest of approximately $12.3 million is recorded on the condensed consolidated balance sheets in order to reflect the share of the net assets of Nihon Ariba K.K. held by minority investors. We recognized $0.3 million as an increase to other loss and $1.1 million as an increase to other income for the minority interest’s share of Nihon Ariba K.K.’s income and loss for the quarters ended June 30, 2002 and 2001, respectively. We recognized $0.4 million and $1.8 million as an increase to other income for the minority interest’s share of Nihon Ariba K.K.’s loss for the nine month periods ended June 30, 2002 and 2001, respectively.

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

As of June 30, 2002, minority interest of approximately $2.9 million is recorded on the condensed consolidated balance sheets in order to reflect the share of the net assets of Ariba Korea, Ltd. held by minority investors. We recognized $54,000 and $0.2 million as an increase to other income for the minority interest’s share of the Ariba Korea, Ltd. loss for the quarters ended June 30, 2002 and 2001, respectively. We recognized $0.1 million and $0.2 million as an increase to other income for the minority interest’s share of the Ariba Korea, Ltd. loss for the nine month periods ended June 30, 2002 and 2001, respectively.

Provision for income taxes

We incurred operating losses for the quarters and nine month periods ended June 30, 2002 and 2001. We have recorded a valuation allowance for the full amount of the net deferred tax assets, as sufficient uncertainty exists that it is more likely than not that the deferred tax assets will not be realized. We incurred income tax expense of $1.0 million and $2.2 million during the quarters ended June 30, 2002 and 2001, respectively, and $3.0 million and $4.7 million during the nine month periods ended June 30, 2002 and 2001, respectively, primarily attributable to our international subsidiaries.

Liquidity and Capital Resources

As of June 30, 2002, we had $167.6 million in cash, cash equivalents and short-term investments, $80.2 million in long-term investments and $30.6 million in restricted cash, for total cash and investments of $278.4 million and ($1.4 million) in working capital. As of September 30, 2001, we had $217.9 million in cash, cash equivalents and short-term investments, $43.1 million in long-term investments and $32.6 million in restricted cash, for total cash and investments of $293.6 million and $57.6 million in working capital. Our working capital declined $59.0 million from September 30, 2001 to June 30, 2002, reflecting a reduction of current assets by $90.8 million (of which $37.1 million related to transfers of investments to non-current investments due to longer maturities) and a $31.9 million reduction of current liabilities.

Net cash used in operating activities was approximately $19.0 million for the nine months ended June 30, 2002, compared to $17.6 million of net cash provided by operating activities for the nine months ended June 30, 2001. Net cash used in operating activities for the nine months ended June 30, 2002 is primarily attributable to decreases in accounts payable, accrued compensation and related liabilities, accrued liabilities and deferred revenue, and to a lesser extent, the net loss for the period (less non-cash expenses). These cash flows used in operating activities were partially offset by decreases in accounts receivable and, to a lesser extent, prepaid expenses and other assets.

Net cash provided by investing activities was approximately $42.8 million for the nine months ended June 30, 2002 compared to $135.6 million of net cash used in investing activities for the nine months ended June 30, 2001. Net cash provided by investing activities for the nine months ended June 30, 2002 is primarily attributable to the redemption of our investments partially offset by the purchases of property and equipment. Although the recent restructuring of our operations will reduce our capital expenditures over the near term, these expenditures may increase over the longer term.

Net cash provided by financing activities was approximately $8.1 million for the nine months ended June 30, 2002 compared to $80.5 million of net cash provided by financing activities for the nine months ended June 30, 2001. Net cash provided by financing activities for the nine months ended June 30, 2002 is primarily from the proceeds from the exercise of stock options offset by the repurchase of our common stock and payment of capital lease obligations.

In March 2000, we entered into a new facility lease agreement for approximately 716,000 square feet constructed in four office buildings and an amenities building in Sunnyvale, California as our headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are $2.2 million and will escalate annually with the total future minimum lease payments amounting to $347.9 million over the lease term. We also contributed $80.0 million towards leasehold improvement costs of the facility and for the purchase of equipment and furniture of which approximately $49.2 million was written off in connection with the abandonment of excess facilities. As part of this agreement, we are required to hold certificates of deposit totaling $25.7 million as a form of security through fiscal 2013, which is classified as restricted cash on the condensed consolidated balance sheets. In the quarter ended March 31, 2002, a certificate of deposit totaling $2.5 million as a security deposit for our headquarters was released.

Future minimum lease payments under all noncancelable capital and operating leases are as follows as of June 30, 2002 (in thousands):

Year ending June 30,	Capital leases	Operating leases
2003	$180	$43,096
2004	2	42,264
2005	—	40,851
2006	—	37,468
2007	—	33,483
Thereafter	—	179,520

Total minimum lease payments	$182	$376,682

Operating lease payments shown above exclude any adjustment for lease income due under noncancelable subleases of excess facilities, which amounted to $82.9 million as of June 30, 2002. Interest expense related to capital lease obligations is immaterial for all periods presented.

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

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We have adopted the provisions of SFAS No. 141 and are required to adopt SFAS No. 142 effective October 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until to the adoption of SFAS No. 142, after which only intangible assets with definite useful lives will continue to be amortized. The adoption of SFAS No. 141 did not have a significant impact on our condensed consolidated financial statements. Further, management does not expect the adoption of SFAS No. 142 to have a significant impact on our condensed consolidated financial statements except for the cessation of amortization of goodwill.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121 an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. We are required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plan to adopt its provisions effective October 1, 2002. Management does not expect the adoption of SFAS No. 144 to have a significant impact on our condensed consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and the provisions relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We are evaluating this new standard but expect that the effects of adoption, if any, would relate solely to exit or disposal activities undertaken in the future.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore does not meet the requirement for recognizing a liability and related expense. SFAS No. 146 only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. We are required to adopt SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 will have a significant impact on our condensed consolidated financial statements.

Risk Factors

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Ariba and its business because such factors currently may have a significant impact on Ariba’s business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in Ariba’s other Securities and Exchange Commission filings including our Form 10-K for our fiscal year ended September 30, 2001 as filed on December 31, 2001, actual results could differ materially from those projected in any forward-looking statements.

We Have a Relatively Limited Operating History and Compete in New and Rapidly Evolving Markets. These Facts Make it Difficult to Evaluate Our Future Prospects Based on Historical Operating Results.

We were founded in September 1996 and have a relatively limited operating history. Our limited operating history makes an evaluation of our future prospects very difficult. We began shipping our first product, Ariba Buyer, in June 1997 and began to operate the predecessor to the Ariba Supplier Network in April 1999. We began shipping Ariba Dynamic Trade in February 2000 following our acquisition of TradingDynamics, Ariba Marketplace in March 2000 following our acquisition of Tradex, and Ariba Sourcing in August 2000 following our acquisition of SupplierMarket. Ariba Dynamic Trade and Ariba Sourcing were subsequently incorporated into Ariba Enterprise Sourcing. As we adjust to evolving customer requirements and competitor pressures, we must reposition our product and service offerings and introduce new products and services. We will encounter risks and difficulties frequently encountered by companies in new and rapidly evolving markets, including risks associated with our recent acquisitions. Many of these risks are described in more detail in this “Risk Factors” section. We may not successfully address any of these risks. If we do not successfully address these risks, our business will be seriously harmed.

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

We Have a History of Losses and Expect to Incur Significant Additional Losses in the Future.

We had an accumulated deficit of approximately $4.0 billion as of June 30, 2002, including cumulative charges for the amortization of goodwill and other intangible assets totaling $2.1 billion, impairment of goodwill and other intangible assets totaling $1.4 billion, amortization of stock-based compensation totaling $81.5 million and business partner warrant expense totaling $68.9 million. We expect to incur significant losses for the foreseeable future for a number of reasons, including the following:

•
We will continue to incur substantial non-cash expenses resulting from amortization of goodwill and other intangibles relating to acquisitions, deferred compensation and potentially the issuance of warrants;

•
Although revenues for the quarter ended June 30, 2002 increased slightly compared to the quarter ended March 31, 2002, revenues from products and services declined in each of the three quarters preceding December 31, 2001 and may decline in the future;

•	Although we have significantly reduced expense levels, we may need to further reduce expenses in the future should revenues decline; and

•
We have significant cash commitments under noncancelable leases for excess office space. Net cash commitments, related expense accruals and possible future restructuring charges will depend on the level of sublease income we receive for this office space.

As of June 30, 2002, we had unamortized goodwill and other intangible assets of approximately $442.8 million which are being amortized on a straight-line basis over their total expected useful lives ranging from two years to three years. As a result of our planned adoption of SFAS No. 142 (see note 1 of notes to condensed consolidated financial statements) on October 1, 2002, amortization of the remaining goodwill with an expected net book value of approximately $181.0 million will cease. Other identifiable intangible assets with an expected net book value of approximately $117.0 million at October 1, 2002 will continue to be amortized over their remaining useful lives, substantially all of which will expire in the quarter ending March 31, 2003. As a result of amortization of these intangible assets, we expect to incur significant losses at least through fiscal 2003 and perhaps beyond, even if our results of operations excluding amortization of intangible assets, deferred charges and special charges would otherwise be profitable.

Our Quarterly Operating Results Are Volatile and Difficult to Predict

Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indicators of future performance trends.

Our quarterly operating results have varied or may vary depending on a number of factors, including the following:

Risks Related to Revenues

•	fluctuations in demand for our products and services;

•	changes in the average selling price of our products;

•	changes in the timing of sales of our products and services;

•	changes in the mix and number of our products and services;

•	changes in the mix of our licensing arrangements and related timing of revenue recognition;

•	actions taken by our competitors, including new product introductions and enhancements; and

•	the current economic slowdown and recession affecting the economy generally or our industry in particular.

Risks Related to Expense

•	payment of compensation to sales personnel based on achieving sales quotas and co-sale payments, referral fees and other commissions to our strategic partners based on our sales;

•	royalties paid to third parties for technology incorporated into our products and services;

•	our ability to control costs, including managing planned reductions in expense levels;

•	costs resulting from the write off of intangible assets relating to recent and any future acquisitions; and

•	fluctuations in non-cash charges related to the issuance of warrants to purchase common stock due to fluctuations in our stock price.

Risks Related to Operations

•	our ability to develop, introduce and market new products and enhancements to our existing products on a timely basis;

•	changes in our pricing policies and business model or those of our competitors;

•	integration of our recent acquisitions and any future acquisitions; and

•	our ability to scale our network and operations to support large numbers of customers, suppliers and transactions.

Our Success Depends on Retaining Our Current Key Personnel and Attracting Additional Key Personnel.

Our future performance depends on the continued service of our senior management, product development and sales personnel, in particular Robert Calderoni, who was elected President and Chief Executive Officer in October 2001. Our Executive Vice President of Solutions Development and Delivery, Eileen McPartland, resigned on August 2, 2002. We do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. In addition, our success depends on our continuing ability to attract, hire, train and retain a selected number of highly skilled managerial, technical, sales, marketing and customer support personnel. Our ability to retain key employees may be harder, given recent adverse changes in our business. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

Our Revenues In Any Quarter Depend on a Relatively Small Number of Relatively Large Orders. We Have Recently Experienced Lengthening Sales Cycles and Deferrals of a Number of Relatively Large Anticipated Orders.

Our quarterly revenues are especially subject to fluctuation because they depend on the sale of relatively large orders for our products and related services. Many of these relatively large orders are realized at the end of the quarter. As a result, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. We have experienced lengthening sales cycles and deferrals of a number of relatively large anticipated orders which we believe have been affected by general economic uncertainty. In the quarter ended March 31, 2002, we recognized approximately 11% of total revenues from Softbank, a related party, pursuant to a long-term revenue commitment. Our strategic relationship with Softbank has not performed to our expectations, and we are reviewing ways to improve the performance of this relationship. The failure to realize future revenues from Softbank at committed levels could have a material adverse impact on our business.

Revenues in Any Future Quarter May Be Adversely Affected to the Extent We Defer Recognizing Revenue from Contracts Signed That Quarter.

We frequently enter into contracts where we recognize only a portion of the total revenue under the contract in the quarter in which we enter into the contract. For example, we may recognize revenue on a ratable basis over the life of the contract or enter into contracts where the recognition of revenue is conditioned upon delivery of future product or service elements. As a result, revenues in any given quarter may vary to the extent we enter into contracts where revenue under those contracts is recognized in future periods and revenues in any given quarter will therefore be a function of both contracts signed in such quarter and contracts signed in prior quarters. For example, during the nine month period ended June 30, 2002, the portion of license revenues recognized on a ratable basis remained relatively stable, compared to the nine month period ended June 30, 2001, during which the portion of license revenues recognized on a ratable basis was more variable.

Our Acquisitions Will, and Any Future Acquisitions May, Require Us to Incur Significant Charges for Intangible Assets.

Our acquisitions will, and any future acquisitions may, require us to incur significant charges for goodwill and other intangible assets, which will negatively affect our operating income. As of June 30, 2002, we had unamortized goodwill and other intangible assets of approximately $442.8 million which are being amortized on a straight-line basis over their total expected useful lives ranging from two years to three years. As a result of our planned adoption of SFAS No. 142 (see note 1 of notes to condensed consolidated financial statements) on October 1, 2002, amortization of the remaining goodwill with an expected net book value of approximately $181.0 million will cease. Other identifiable intangible assets with an expected net book value of approximately $117.0 million at October 1, 2002 will continue to be amortized over their remaining useful lives, substantially all of which will expire in the quarter ending March 31, 2003.

A Decline in Revenues May Have a Disproportionate Impact on Operating Results And Require Further Reductions in Our Operating Expense Levels.

Because our expense levels are relatively fixed in the near term for a given quarter and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results for that quarter. We incurred restructuring and lease abandonment charges of $57.3 million for the three months ended June 30, 2002. We may incur additional restructuring charges if we experience additional revenue declines.

In the Future, We May Need to Raise Additional Capital in Order to Remain Competitive in the Electronic Commerce Industry. This Capital May Not Be Available on Acceptable Terms, If at All.

Although our existing cash, cash equivalent and investment balances together with our anticipated cash flow from operations will be sufficient to meet our anticipated working capital and operating resource expenditure requirements for at least the next 12 months, given the significant changes in our business and results of operations in the last 12 to 18 months, the fluctuations in cash, cash equivalents and investments balances may be greater than presently anticipated. After the next 12 months, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

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

We anticipate that revenues from Ariba Buyer and related products and services will continue to constitute a substantial portion of our revenues for the foreseeable future. For the quarter ended June 30, 2002, revenues from Ariba Buyer and related products were a majority of our total revenues. If we experience price declines or fail to achieve broad market acceptance of Ariba Buyer, our business could be seriously harmed. In addition, for the quarter ended June 30, 2002, a relatively small number of customers accounted for a substantial portion of revenues from sales of Ariba Buyer and related products. We may continue to derive a significant portion of our revenues attributable to Ariba Buyer from a relatively small number of customers.

Electronic Commerce Networks, Including the Ariba Supplier Network, Are at an Early Stage of Development and Market Acceptance.

We began operating the Ariba Supplier Network, formerly known as the Ariba Commerce Services Network, in April 1999. Our business would be seriously harmed if the Ariba Supplier Network does not achieve broad and timely market acceptance. Market acceptance of this network is subject to a number of significant risks. These risks include:

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

We Depend on Strategic Relationships with Our Partners.

We have established strategic relationships with certain outside companies. These companies are entitled to resell our products and/or to host our products for their customers. We cannot be assured that any of these resellers, ASP partners or hosting partners, or those we may contract with in the future, will be able to resell our products to an adequate number of customers. If our current or future strategic partners are not able to successfully resell our products or experience financial difficulties that impair their operating capabilities, our business could be seriously harmed. For example, we have formed a strategic alliance with IBM to market and sell targeted solutions. We also have strategic relationships with Softbank and its affiliates, as a minority shareholder of our Japanese subsidiary, Nihon Ariba K.K. from which we derive significant revenues. There is no guarantee that these alliances will be successful in creating a larger market for our product offerings. If these alliances are not successful, our business, operating results and financial position could be seriously harmed.

We Face Intense Competition From Many Participants in the Enterprise Software Applications Industry. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition could result in price reductions and reduced profit margins, and could result in loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. In addition, because spend management is a relatively new software category, we expect additional competition from other established and emerging companies as this market continues to expand. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. We could also face competition from other companies who introduce Internet-based spend management solutions.

Many of our current and potential competitors, such as ERP vendors including Oracle, SAP and PeopleSoft, have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than us. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations. We may not be able to compete successfully against our current and future competitors.

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

We rely on a number of third parties to implement Ariba Buyer, Ariba Enterprise Sourcing and our other products at customer sites. These products are enterprise-wide solutions that must be deployed within the customer’s organization. The implementation process is complex, time-consuming and expensive. We rely on third parties such as IBM, Accenture, Cap Gemini Ernst & Young, Deloitte Consulting, KPMG Consulting and PricewaterhouseCoopers to implement our products, because we lack the internal resources to implement our products at current and potential customer sites. If we are unable to establish effective, long-term relationships with our implementation providers, or if they do not meet the needs or expectations of their customers, our business would be seriously harmed. Our current implementation partners are not contractually required to continue to help implement our products. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support our needs. If these resources are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet our customers’ implementation needs. A number of our competitors, including Oracle, SAP and PeopleSoft, have significantly more well-established relationships with these third party systems integrators, and these systems integrators may be more likely to recommend competitors’ products and services than our own. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

Some of Our Customers May Represent Credit Risks.

Some of our customers include small emerging growth companies. Many of these companies have limited operating histories, are operating at a loss and have limited access to capital. With the significant slowdown in U.S. economic growth in the past year and uncertainty relating to the prospects for near-term U.S. economic growth, some of our customers, including these small emerging growth customers, may represent a credit risk. If our customers experience financial difficulties or fail to experience commercial success, we may have difficulty collecting on our accounts receivable.

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

On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against us and certain individual officers and directors, which the court approved and entered as an order on March 1, 2002. On April 19, 2002, the plaintiffs filed an amended complaint in which they dropped their claims against us and the individual officers and directors under Sections 11 and 15 of the Securities Act of 1933, but elected to proceed with their claims against such defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On July 15, 2002, the Company and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. Opposition and reply papers are yet to be filed. We intend to defend against the complaints vigorously. Securities class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

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

In addition, we warrant the performance of the Ariba Supplier Network’s availability to customers to conduct their transactions. To the extent we fail to meet warranted performance levels, we could be obligated to provide refunds of maintenance fees or credits toward future maintenance fees. Further, to the extent that a customer incurs significant financial hardship due to the failure of the Ariba Supplier Network to perform as warranted, we could be exposed to additional liability claims.

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

We develop products in the United States and market our products in the United States, Latin America, Europe, Canada, Asia Pacific and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. For the quarters ended June 30, 2002 and 2001, approximately 30% and 22%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

All contracts have a maturity of less than one year and we do not defer any gains and losses, as they are all accounted for through operations each period.

The following table provides information about our foreign exchange forward contracts outstanding as of June 30, 2002 (in thousands):

		Contract Value		Unrealized Gain in USD
Foreign Currency	Buy/Sell	Currency	USD
AUD	Sell	(1,500)	$(854)	$14
CHF	Buy	500	$321	$15
GBP	Buy	800	$1,176	$47
EUR	Buy	1,200	$1,137	$46

The unrealized gain represents the difference between the contract value and the market value of the contract based on market rates as of June 30, 2002. Ariba had no foreign exchange forward contracts in place prior to fiscal 2001.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified investments, consisting only of investment grade securities. We do hold investments in both fixed rate and floating rate interest earning instruments which carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

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

	Year ending June 30, 2003	Year ending June 30, 2004	Year ending June 30, 2005	Year ending June 30, 2006	Year ending June 30, 2007	Thereafter	Total
Cash equivalents	$94,202	$—	$—	$—	$—	$—	$94,202
Average interest rate	1.81%	—	—	—	—	—	1.81%
Investments	$63,508	$55,850	$24,391	—	—	—	$143,749
Average interest rate	3.87%	3.87%	4.34%	—	—	—	4.19%

Total investment securities	$157,710	$55,850	$24,391	$—	$—	$—	$237,951

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

On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against us and certain individual officers and directors, which the court approved and entered as an order on March 1, 2002. On April 19, 2002, the plaintiffs filed an amended complaint in which they dropped their claims against us and the individual officers and directors under Sections 11 and 15 of the Securities Act of 1933, but elected to proceed with their claims against such defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On July 15, 2002, the Company and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. Opposition and reply papers are yet to be filed. We intend to defend against the complaints vigorously.

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

Item 4.    Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

10.29*	Offer Letter, dated April 10, 2002, by and between Registrant and Kevin Costello.

10.30*	First Amendment to Standby Purchase Agreement, dated June 30, 2002, by and among Registrant, SOFTBANK EC HOLDINGS CORP. and Nihon Ariba K.K.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain provisions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(b)    Reports on Form 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ JAMES W. FRANKOLA
James W. Frankola Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:    August 14, 2002

EXHIBIT INDEX

Exhibit No.	Exhibit Title
10.29*	Offer Letter, dated April 10, 2002, by and between Registrant and Kevin Costello.

10.30*	First Amendment to Standby Purchase Agreement, dated June 30, 2002, by and among Registrant, SOFTBANK EC HOLDINGS CORP. and Nihon Ariba K.K.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain provisions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.