Form 10-K
period 2002-09-30
ARIBA INC
filed 2003-04-10
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to

Commission file number 000-26299

ARIBA, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0439730
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

807 11th Avenue Sunnyvale, California	94089
(Address of principal executive offices)	(Zip Code)

(650) 390-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

None

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.002 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

As of March 31, 2003, there were 266,639,620 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq Stock Market on March 28, 2002) was approximately $1.1 billion.

ARIBA, INC.

FORM 10-K

September 30, 2002

PART I

ITEM 1.    BUSINESS

The information in this report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled “Risk Factors” and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings. Ariba, Inc. is referred to herein as “Ariba” or “we.”

Recent Event

As a result of a review we initiated in December 2002, we have restated our consolidated financial statements for the fiscal years ended September 30, 2000 and 2001 and for the quarters ended December 31, 1999 through June 30, 2002. We have also adjusted the preliminary consolidated financial statement information for the quarter and fiscal year ended September 30, 2002 announced on October 23, 2002 and for the quarter ended December 31, 2002 announced on January 23, 2003, and any adjustments for those periods described herein are as compared to such preliminary consolidated financial statement information.

As discussed below, although adjustments vary significantly by period in some cases, the cumulative net effect of the adjustments for fiscal years 2000 through 2002 is to increase our accumulated deficit at September 30, 2002 by $1.8 million to $4.181 billion. The following table provides additional information regarding these adjustments.

Effects on Net Loss—(Increase) Decrease

(in millions)

	Year Ended September 30,			Nine Months Ended June 30, 2002	Three Months Ended September 30, 2002	Total for Three Years Ended September 30, 2002(1)
	2000	2001	2002
	(Restated)	(Restated)		(Restated)
Expenses paid by significant stockholder and director	$—	$(11.2)	$—	$—	$—	$(11.2)
Stock options issued by acquired companies, net of goodwill amortization offset	(13.5)	(10.5)	13.1	9.9	3.2	(10.9)
Revenue adjustments	(1.6)	(1.8)	0.6	(0.1)	0.7	(2.8)
Other operating expense adjustments	5.3	10.8	6.0	3.1	2.9	22.1
Income tax adjustments	—	(1.4)	2.4	—	2.4	1.0

Total effect on net loss—(increase) decrease	$(9.8)	$(14.1)	$22.1	$12.9	$9.2	$(1.8)

(1)	Represents the aggregate effect of restating our consolidated financial statements for the period from October 1, 1999 to June 30, 2002 and adjusting our preliminary consolidated financial information (announced on October 23, 2002) for the quarter ended September 30, 2002.

See Note 2 of Notes to Consolidated Financial Statements for additional information on the effect of these adjustments and Note 14 of Notes to Consolidated Financial Statements for adjustments to previously reported unaudited quarterly consolidated statements of operations data for the quarters ended December 31, 1999 through June 30, 2002 as a result of the restatements.

The following discussion addresses each of these items:

Expenses paid by significant stockholder and director.    As previously announced, the review initially focused on a $10.0 million payment in March 2001 from Keith Krach, our chairman and co-founder to Larry Mueller, our president and chief operating officer at the time, and Mr. Krach’s payment of $1.2 million for chartered air services provided to Mr. Mueller over the period from September 2000 through July 2001. Because no company funds were used in these transactions and there was no commitment to or from us, Ariba originally viewed these payments as personal. As previously announced, we have now concluded that, for accounting purposes, we should treat these transactions as if they were capital contributions from Mr. Krach which were then expensed by Ariba as compensation to Mr. Mueller. Accordingly, our restated consolidated financial statements for the fiscal years ended September 30, 2001 and 2000 reflect non-cash charges to operating expenses in connection with these transactions.

Stock options issued by acquired companies.    As previously announced, we also reviewed our accounting for stock options issued by companies we acquired in fiscal year 2000. We determined that certain stock options granted by these acquired companies to a limited number of individuals shortly before those acquisitions should be accounted for as stock-based compensation expense, rather than be included as part of the purchase price of these companies and amortized as goodwill. As a result, our restated consolidated financial statements for fiscal years 2000 and 2001 and our consolidated financial statements for fiscal year 2002 reflect an increase in non-cash stock-based compensation expense and a reduction of goodwill amortization expense. We also determined that the fair value of certain unvested stock options granted by one of these companies to several consultants was not included in the measurement of stock compensation expense as required by EITF No. 96-18. The cumulative effect of these adjustments is a non-cash charge of $10.9 million, consisting of increases to Ariba’s operating expenses for fiscal years 2000 and 2001 of $13.5 million and $10.5 million, respectively, and a non-cash reduction of $13.1 million for fiscal year 2002.

We also reviewed our accounting policies and their application to various additional items and identified a number of transactions in which our accounting policies had not been consistently or appropriately applied. We have included the adjustments described below for these items in our restated consolidated financial statements.

Revenue adjustments.    We identified three license arrangements that we entered into with vendors during fiscal years 2001 and 2000 at or about the same time we incurred obligations to purchase goods or services from those vendors. We have concluded that we should record expenditures associated with our obligations as reductions of license revenues received from the customer. The effect of these adjustments, while not affecting cumulative net loss, is to decrease revenues by $583,000, $8.2 million and $275,000 in fiscal years 2000, 2001 and 2002, respectively. We also determined that the timing of revenue recognition for several license arrangements should be adjusted between periods, which adjustments result in the acceleration of revenue in certain cases and the deferral of revenue in others. The net effect of these adjustments is to decrease revenues by $995,000 in fiscal year 2000 and to increase revenues by $6.4 million and $883,000 in fiscal years 2001 and 2002, respectively. As a result of all of these revenue adjustments, our revenues decreased by $1.6 million and $1.8 million in fiscal years 2000 and 2001, respectively, and increased by $608,000 in fiscal year 2002.

Other operating expense and income tax adjustments.    In addition, we identified several accrued expense items for which we concluded that the amount of the liability, the initial timing of recording the liability, or the timing of releasing the liability should be adjusted. These items include accruals for payroll taxes, royalties payable, litigation, bonuses and benefits, and income taxes. These accrued expense adjustments, together with expense reductions resulting from the revenue adjustments described above, caused operating expenses to decrease by $5.3 million in fiscal year 2000, $10.8 million in fiscal year 2001 and $6.0 million in fiscal year 2002 and caused the provision for income taxes to increase by $1.4 million in fiscal year 2001 and decrease by $2.4 million in fiscal year 2002. These adjustments include a subsequent event related to a tax claim resolved in fiscal year 2003 that reduces expenses in fiscal year 2002 and increases expenses in the quarter ended December 31, 2002 by $2.7 million compared to previously announced preliminary results for those periods.

None of the adjustments described in this “Recent Event” has any impact on our cash balances for any period. However, our consolidated statements of cash flows have been restated to reflect the reclassification of amounts received in connection with business partner warrants from operating activities to financing activities. The effect of these adjustments is to increase net cash used in operating activities by $5.0 million and $15.0 million for fiscal years 2001 and 2002, respectively, and to increase net cash provided by financing activities by $5.0 million and $15.0 million for fiscal years 2001 and 2002, respectively.

Overview

Ariba provides Enterprise Spend Management solutions that allow enterprises to manage efficiently the purchasing of all goods and services required to run their business. We refer to all non-payroll expenses associated with running a business as “spend.” Our solutions, which include software applications, services and network access, are designed to provide corporations with technology and business process improvements to better manage their corporate spending and, in turn, save money. Our software applications and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and settlement activities. These goods and services include commodities, raw materials, operating resources, services, temporary labor, travel, and maintenance, repair and operations equipment.

Our software applications were built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. We have built the Ariba Spend Management solutions to integrate seamlessly on all major platforms. Our software applications can be accessed via web browser.

Ariba Spend Management solutions integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network (ASN) is a scalable Internet infrastructure that connects Ariba customers with their business partners and suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 50,000 suppliers of a wide array of goods and services are connected to the Ariba Supplier Network. As a result, Ariba customers can connect once to the Ariba Supplier Network and access many suppliers simultaneously.

One of the key differentiators of Ariba Spend Management solutions is multi-ERP (enterprise resource management software application) capability. Ariba recognized that many large corporations use several different ERP platforms that cannot easily work with each other. For this reason, Ariba software applications are designed to run on top of major legacy or backend applications for business processes, such as human resource management and accounting. This eliminates the need for manual transfer of critical information from Ariba products to SAP, PeopleSoft, Oracle and other ERP systems. Ariba enterprise adapters can integrate with standard implementations of these systems or can be configured to integrate with custom installations to integrate Ariba software applications with multiple enterprise applications simultaneously.

In addition to application software, Ariba Spend Management solutions include implementation and consulting services, education and training, and access to the Ariba Supplier Network. All of these additional offerings are designed to improve the return on investment our customers receive through the use of Ariba software applications.

Ariba was incorporated in Delaware in September 1996 and from that date through March 1997 was in the development stage, conducting research and developing our initial products. Our principal executive offices are located at 807 11th Avenue, Sunnyvale, California 94089.

Ariba Spend Management Solutions

Ariba Spend Management applications fall into three solution sets. Each solution set is designed to address a business process related to corporate spending: the Ariba Analysis Solution provides strategic planning and analysis capabilities that leverage historical spending patterns; the Ariba Sourcing Solution enables the sourcing, negotiation and creation of contracts for products and services; and the Ariba Procurement Solution enables contract compliance for the purchase of goods and services and manages purchasing workflow on an ongoing basis. All of the solutions leverage the Ariba Supplier Network for advanced functionality and connectivity between Ariba customers and their suppliers and may include both software applications and services.

Customers may purchase our software products for a specified term or in perpetuity, depending upon their business requirements. Currently, the license fee for a software application license is generally based on the customer’s employee count, whereas prior to the second quarter of fiscal year 2001, license capacity was typically based on the annual volume of business document transaction capacity. Employee-based licensing allows customers to scale the total cost of their Ariba Spend Management system implementations as their organizations grow or as they expand the breadth of their implementations enterprise-wide with no limitation on transaction capacity. Ariba customers pay annual maintenance fees that may include maintenance, upgrades and access to the Ariba Supplier Network.

Ariba Analysis Solution

The Ariba Analysis Solution currently includes Ariba Analysis, which is designed to provide our customers with a single, unified view of their spending activities across all of their suppliers, divisions, and purchased goods or services. Analytical tools summarize data into meaningful dashboards to help purchasing and sourcing professionals identify specific groups of goods and services with the largest opportunities for savings. Savings opportunities are frequently identified for goods or services which employees purchase without authorization or from a fragmented supply base. Ariba Analysis also allows businesses to compare their spending patterns with best practices from other companies of similar size and within their respective industries to drive strategic activities, such as creating category plans and prioritizing sourcing activities. By providing clear data and analysis, Ariba Analysis helps our customers identify and implement spend reduction programs. Ariba Analysis can be deployed as a hosted or an installed application.

Ariba Sourcing Solution

The Ariba Sourcing Solution includes Ariba Analysis as well as Ariba Enterprise Sourcing, Ariba Contracts, and Ariba Category Management. Together, these products help streamline and automate the entire sourcing process, from defining and aggregating spending requirements to supplier selection and contract negotiation. With the Ariba Sourcing Solution, customers can facilitate widespread user adoption with robust permissions and template capabilities, use collaborative workspaces and automate complex sourcing events to execute better contracts faster, identify top suppliers across a broad range of categories, and implement best practices for sourcing on an enterprise-wide basis.

Ariba Enterprise Sourcing is an enterprise-wide strategic sourcing application designed for all spend categories. It assists professional buyers at every step in the sourcing process, from defining spending baselines and category requirements to finding suppliers and negotiating agreements. It helps buyers and suppliers capture purchasing trade-offs and optimize sourcing activities with flexible bidding options and decision support tools. Ariba Enterprise Sourcing can be used for nearly every type of good or service and can be deployed as a hosted or an installed application.

Ariba Contracts is designed to provide comprehensive enterprise-wide management of the entire contract lifecycle and provides buyers access to a centralized repository of contracted products and services. From Ariba Contracts, buyers can create, search, amend, and re-source contracts, as well as monitor contract usage and supplier price compliance. Ariba Contracts can be deployed as a hosted or an installed application.

Ariba Category Management helps companies source more strategically by enabling sourcing and procurement professionals to collaborate closely, gain greater organizational visibility and control, and capture category knowledge for re-use. It helps teams make better decisions and increases buy-in, compliance, and efficiency by providing workspaces for process and knowledge management. Ariba Category Management can be deployed as a hosted or an installed application.

These modules are tightly integrated to allow our customers to leverage the results of their sourcing process to create sustainable contracts with chosen suppliers and negotiated terms. This tight integration helps to ensure ongoing compliance with favorable contract terms and sustain the savings achieved through the sourcing process.

Ariba Procurement Solution

The Ariba Procurement Solution currently includes five software applications: our flagship Ariba Buyer application, as well as Ariba Invoice, Ariba Travel and Expense, Ariba eForms and Ariba Workforce. Ariba Procurement is a comprehensive set of solutions built around the success of Ariba Buyer to enable companies to manage their internal purchasing processes, supplier relationships and supplier catalogs, and to ensure purchasing compliance across their entire organizations.

Ariba Buyer is the cornerstone application of the Ariba Procurement solution. It is a robust, scalable and reliable application that enables organizations to manage actual purchasing transactions for any good or service. The automation of the procurement business process reduces processing costs, improves productivity and helps to ensure compliance with enterprise-wide contracts. Ariba Buyer links end-users throughout an organization with approvers, and links the procurement application to back-end financial, purchasing and human resource systems to access important procurement information, such as supplier product information, price lists, web sites and order status. Ariba Buyer allows customers to attain global user and supplier adoption, enforce purchasing compliance against corporate policies and contracts, and measure progress. All of these factors drive cost savings by reducing transaction expenses, decreasing cycle times and leveraging existing supplier relationships. Ariba Buyer leverages the Ariba Supplier Network to securely automate commerce transactions with suppliers on the Internet. Ariba Buyer is deployed as an installed application.

Ariba Invoice streamlines and automates invoicing and reconciliation, thereby eliminating traditional paper processes and greatly reducing cycle times. Ariba Invoice is designed to allow our customers to gain more control of the invoice processing cycle, automate data entry, matching, and exception resolution processes, foster stronger partner relationships with more prompt and accurate handling of invoices, and centralize invoicing data. Ariba Invoice is designed to decrease the traditional cost of invoice reconciliation, exception handling and supplier communication, while improving the efficiency of the payment process. Ariba Invoice is deployed as an installed application that leverages the Ariba Supplier Network.

Ariba Travel and Expense helps to manage the procurement of corporate travel and expenses. The application automates the manual processes required for travel purchases to increase expense policy compliance, decrease administrative costs, and reduce travel approval and expense reimbursement cycle times. Ariba Travel and Expense provides a robust set of features to generate expense reports automatically from travel cards or procurement cards and can route expense reports to functional travel and expense managers. Ariba Travel and Expense is deployed as an installed application.

Ariba eForms allows organizations to automate non-standard business processes outside of the core requisitioning process. Users are able to attach custom forms to existing Ariba software applications or create new software applications for nearly any type of operating resource request. Ariba eForms are created using XML (eXtensible Markup Language), a robust definition language that allows organizations to design forms that capture information from end-users and route the information for internal approval. Each Ariba eForm can have its own approval rules and can incorporate standard data from Ariba Buyer, including financial accounting and human resources information. Ariba eForms is deployed as an installed application.

Ariba Workforce helps companies facilitate the complex process of procuring and managing temporary workers, contractors and consultants. In particular, Ariba Workforce enables organizations to minimize billing inaccuracies through automated and collaborative management of bill tracking, change order, service delivery, and volume discount processes with suppliers online. We license the core technology for our Ariba Workforce product from our partner Cascadeworks (acquired by Elance, Inc. in February 2003). Ariba Workforce is deployed as a hosted application.

The Ariba Supplier Network

The Ariba Supplier Network connects buyers and suppliers via the Internet and offers electronic payment, catalog and content management, business document routing and multi-protocol translation for numerous standard business documents. Businesses can use the Ariba Supplier Network to: search an open directory of trading partners, including over 50,000 suppliers worldwide; subscribe to and manage catalog content; and conduct transactions, including order management and fulfillment, invoicing and settlement. By using the Ariba Supplier Network, businesses can realize cost savings through greater process efficiencies, better employee and contract compliance, reduced inventories and fair pricing opportunities.

Our multi-protocol network allows buyers to send transactions from Ariba Buyer in one standard format. It then converts the order into the supplier’s preferred transaction format, such as cXML (Commerce eXtensible Markup Language), a format used on the Internet to describe commerce data and documents, or EDI (Electronic Data Interchange), a format used to exchange data and documents electronically. This feature gives suppliers the freedom to transact in their preferred protocols.

The Ariba Supplier Network also provides business advantages to suppliers. Suppliers can send product and service information, or electronic catalogs, through standard formats such as CIF (Catalog Interchange Format), a format commonly used to transfer catalog information electronically, and cXML. In addition, by using a technology called cXML PunchOut, buyers can link to a supplier’s web site to select a product while keeping the purchasing process within our Ariba Buyer system for internal approval, accounting and administrative controls. This feature is particularly useful for suppliers with robust web sites, product configuration systems and large product catalogs. In addition, suppliers can utilize their existing investments in electronic commerce systems, including catalogs and product web pages. The Ariba Supplier Network is delivered over the Internet to suppliers and is accessible to our customers as part of their maintenance agreements.

Ariba Solutions Delivery

Ariba Solutions Delivery services include software implementation services as well as a broad range of strategic services. Since our inception, Ariba customers have leveraged our team of consultants who maintain deep knowledge of Ariba applications to lead or assist third party consultants during the implementation process to help ensure that Ariba solutions are implemented to adequately improve business processes and achieve the greatest return on investment.

During the past fiscal year, Ariba has broadened the expertise of the Ariba Solutions Delivery organization to provide customers with strategic services designed to speed time to benefit and increase potential return on investment (ROI). We have expanded our services group to include additional professionals with strategic sourcing expertise, business process re-engineering expertise, specific commodity expertise and best practices knowledge. These professionals work in concert with experts from third party consulting practices to bring our customers faster time to benefit and hard dollar results.

Strategic Relationships

We believe that strategic partnerships can assist us in gaining broader market acceptance as well as enhance our marketing, sales and distribution capabilities. Our hardware platform partners include Hewlett-Packard, IBM and Sun Microsystems. These relationships help ensure the reliability, scalability and performance of Ariba solutions on these platforms. Our software partners include BEA Systems, Cascadeworks (acquired by Elance, Inc. in February 2003), Entrust, IBM, TIBCO, Altavista and Dash, as well as over a dozen other software companies. Our network service providers, such as American Express, enrich services offered by the Ariba Supplier Network.

We have reselling and hosting relationships with IBM, Unisys, EDS, AMS, and Core Harbor. We also have strategic relationships with Softbank in Japan and Korea, and with Telefonica as well as several other regional distribution partners, to resell our products. We have business consulting relationships with IBM, Accenture, Cap Gemini Ernst & Young (CGEY), Deloitte Consulting and BearingPoint, formerly KPMG Consulting, as well as with over 50 regional consulting firms. These partners implement our products and assist us with sales lead generation. We have certified and trained consultants in these organizations for the implementation and operation of our products.

We rely, and expect to increasingly rely, on a number of third parties to implement, support and recommend our products and services during the evaluation stage of a customer’s purchase process. If we are unable to maintain or increase the quality of our relationships with providers that recommend, implement or support goods and services management systems, our business will be seriously harmed. A number of our competitors, including Oracle, SAP and PeopleSoft, have significantly more established relationships with such providers and, as a result, these firms may be more likely to recommend competitors’ products and services rather than our products and services. Furthermore, it is possible that our current implementation partners, many of which have significantly greater financial, technical, marketing and other resources than we have, could begin to market software products and services that compete with our products and services.

Employees

As of September 30, 2002, we had a total of 836 employees, including 295 in research and development, 205 in sales and marketing, 231 in customer support, professional services and training, and 105 in administration and finance. Of these employees, 681 were located in the United States and 155 were located outside the United States. Between April 2001 and December 2001, we significantly reduced our workforce to better align expenses with revenue levels. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

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

Sales

We sell our software in 22 countries primarily through our worldwide direct sales organization. As of September 30, 2002, our direct sales force consisted of 168 sales professionals, application specialists, and supporting personnel located in several domestic locations and in offices in North America, Europe, Asia, Australia and Latin America.

During our sales process, we typically engage the senior executive management teams of each prospective customer, including the chief financial officer, chief procurement officer, chief information officer and chief executive officer. We utilize sales teams led by sales professionals and consisting of sales, technical and business process experts who work with our strategic partners to create organization-specific proposals, presentations and demonstrations that address the specific needs of each potential customer.

Marketing

We focus our marketing efforts toward educating our target market, generating new sales opportunities, and creating awareness for our spend management solutions. We conduct a variety of marketing programs worldwide to educate our target market, including business seminars, trade shows, press relations and industry analyst programs, and user groups.

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

Customer Service, Training and Support

We believe that customer satisfaction is essential for our long-term success and we offer comprehensive customer assistance programs. Our technical support provides response to and resolution of customer technical inquiries and is available to clients by telephone, over the web or by electronic mail. We use a customer service automation system to track each customer inquiry until it is resolved.

Our education services group delivers education and training to our clients and partners. We offer a comprehensive series of classes to provide the knowledge and skills to successfully deploy, use and maintain our products and solutions. These courses focus on the technical aspects of our products as well as real-world business issues and processes. All of our classes include lecture, demonstration, discussion and hands-on use of our solutions. Classes are held regularly in our training facilities at our headquarters in Sunnyvale, California and in our London office.

Research and Development

We introduced our initial product, Ariba Buyer, in May 1997 and have released a number of product enhancements, including Ariba Travel and Expense and Ariba eForms, in six subsequent major releases. We began to operate the Ariba Supplier Network in April 1999 and continue to provide enhancements to it on an ongoing basis. We introduced Ariba Sourcing in August 2000, following our acquisition of SupplierMarket. More recently, we introduced Ariba Workforce in November 2001, Ariba Contracts, Ariba Invoice and Ariba Analysis in March 2002, and our newest product, Ariba Category Management, in March 2003.

Our research and development expenses were $64.4 million, $90.7 million and $38.9 million for the fiscal years ended September 30, 2002, 2001 and 2000, respectively. This represented 28%, 23%, and 14% of total revenues for each such fiscal year, respectively. In addition, for fiscal year 2000, we recorded a charge of $27.4 million for acquired in-process research and development costs in connection with our acquisitions of TradingDynamics, Tradex and SupplierMarket. In addition, for the years ended September 30, 2002, 2001 and 2000, we recorded amortization of acquired core technology of $6.6 million, $6.8 million and $2.6 million, respectively, in connection with these acquisitions.

Our research and development organization is divided into teams for each of our Ariba Spend Management solutions (Ariba Analysis, Ariba Sourcing and Ariba Procurement) and the Ariba Supplier Network, as well as for server and infrastructure development, user interface and Internet application design, tools development, enterprise integration, operations, quality assurance, documentation, release management and advanced development. These teams regularly share resources and collaborate on code development, quality assurance and documentation.

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

We expect that most of our enhancements to existing and future products will be developed internally or perhaps through acquisitions. However, we currently license certain externally developed technologies and will continue to evaluate externally developed technologies to integrate with our solutions. These externally- developed technologies, if suffering from defects, quality issues or the lack of product functionality required to make our solutions successful in the marketplace, may seriously impact and harm our business.

Acquisitions

In January 20, 2000, we acquired TradingDynamics, Inc. (“TradingDynamics”), a provider of Internet-based trading applications. On March 8, 2000, we acquired Tradex Technologies, Inc. (“Tradex”), a provider of solutions for enabling online marketplaces and exchanges. On August 28, 2000, we acquired SupplierMarket.com, Inc. (“SupplierMarket”), a provider of online collaborative sourcing technologies. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview and Note 6 of Notes to Consolidated Financial Statements for more detailed information.

International Operations

We currently have offices in 22 countries. All of our international operations are conducted through wholly owned subsidiaries, except for our Japanese subsidiary, Nihon Ariba K.K., and our Korean subsidiary, Ariba Korea, Ltd., in which Softbank and other strategic partners have purchased minority equity interests. Revenue from our international operations was $73.5 million, $109.4 million and $52.6 million for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

Competition

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition has resulted in overall price pressure and could result in reduced gross margins and loss of market share, either of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We compete with several major client server enterprise software companies including SAP, Oracle and PeopleSoft. In the area of sourcing solutions specifically, we compete with services companies such as FreeMarkets, as well as with other small software companies such as b2emarkets, eBreviate, Emptoris and Frictionless Commerce, among others. In addition, because spend management is a relatively new software category, we expect additional competition from other established and emerging companies if this market continues to develop and expand.

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

Our larger competitors have longer operating histories, significantly greater current and potential financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than us. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Additionally, competition may increase as a result of industry consolidation.

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

We license rather than sell our software products and require our customers to enter into license agreements, which impose restrictions on their ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot assure you that any of our proprietary rights with respect to the Ariba Supplier Network will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

We presently have one U.S. patent issued and nine U.S. patent applications pending. We have also have filed patent applications in other countries. It is possible that the patents that we have applied for, if issued, or our potential future patents may be successfully challenged or that no patents will be issued from our pending patent applications. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will seriously harm our ability to do business.

We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our software products to perform key functions. For example, we license reporting software from Actuate and integration software from TIBCO for Ariba Buyer. In addition, our Ariba Workforce product consists of core technology we license from our partner, Cascadeworks (acquired by Elance, Inc. in February 2003). If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our current product. These delays, if they occur, could seriously harm our business.

Ariba and the Ariba logo are registered trademarks in the United States. In addition, we have Ariba, the Ariba logo and the Ariba “boomerang” design registered in one or more foreign countries. We also have filed applications to register these trademarks in several additional countries. The above-mentioned trademark applications are subject to review by the applicable governmental authority, may be opposed by private parties, and may not issue.

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

There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that we or our current or potential future products infringe their intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Risk Factors

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating Ariba and its business because such factors may have a significant impact on Ariba’s business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in Ariba’s other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements. We believe that our success in fiscal year 2003 will depend particularly upon our ability to effectively market our Enterprise Spend Management solutions and maintain tight control over expenses and cash. We believe that key risks include our market execution in Europe, the status of our relationship with Softbank, the overall level of information technology spending and the potential adverse impact resulting from the restatement of our consolidated financial statements and related inquiries and legal proceedings.

We Have a Relatively Limited Operating History and Compete in New and Rapidly Evolving Markets. These Facts Make it Difficult to Evaluate Our Future Prospects Based on Historical Operating Results.

We were founded in September 1996 and have a relatively limited operating history. Our limited operating history makes an evaluation of our future prospects very difficult. We introduced our first product, Ariba Buyer, in May 1997 and began to operate the predecessor to the Ariba Supplier Network in April 1999. We began shipping Ariba Dynamic Trade in February 2000 following our acquisition of TradingDynamics, Ariba Marketplace in March 2000 following our acquisition of Tradex, and Ariba Sourcing in August 2000 following our acquisition of SupplierMarket. Ariba Dynamic Trade and Ariba Sourcing were subsequently incorporated into Ariba Enterprise Sourcing. In addition, we repositioned our product offerings as the Ariba Spend Management solution in September 2001, and introduced additional procurement applications in March 2002 and March 2003. As we adjust to evolving customer requirements and competitor pressures, we may be required to further reposition our product and service offerings and introduce new products and services.

We will encounter risks and difficulties frequently encountered by companies in new and rapidly evolving markets. Many of these risks are described in more detail in this “Risk Factors” section. We may not successfully address any of these risks. If we do not successfully address these risks, our business will be seriously harmed.

The Continuing Economic Slowdown, Particularly in Information Technology Spending, May Adversely Impact Our Business.

Our business has been adversely impacted by the economic slowdown, particularly the decline in information technology spending. The majority of Ariba’s business continues to be from sales of the Ariba Buyer product and related products and services, which sales are from a relatively small number of customers each quarter. As a result, the number of such sales could be significantly impacted by a decline in spending. We expect the economic slowdown to continue to adversely impact our business for the next few quarters and perhaps significantly longer. The adverse impacts from the slowdown include longer sales cycles, lower average selling prices and reduced bookings and revenues.

The Market for Our Products and Services is at an Early Stage. They May Not Achieve Continued Market Acceptance.

The market for spend management software applications and services is at an early stage of development. Our success depends on a significant number of large buying organizations implementing our products and services. We have recently announced several new products, which at this point have had limited deployment and which may be more challenging to implement than our more established products. If our products and services do not achieve continued market acceptance, our business will be seriously harmed.

We Have a History of Losses and Expect to Incur Significant Additional Losses in the Future.

We had an accumulated deficit of approximately $4.2 billion as of December 31, 2002, including cumulative charges for the amortization of goodwill and other intangible assets totaling $2.2 billion, impairment of goodwill and other intangible assets totaling $1.4 billion, amortization of stock-based compensation totaling $133.3 million and business partner warrant expense totaling $68.9 million, of which $9.0 million has been reclassified as a reduction of revenues due to our adoption of EITF No. 01-9. We may incur significant losses in the future for a number of reasons, including the following:

•	We will continue to incur substantial non-cash expenses through the quarter ending March 31, 2003 resulting from the amortization of other intangible assets. In addition, we may incur substantial non-cash expenses resulting from the impairment of goodwill, the amortization of deferred compensation and potentially the issuance of warrants;

•	Although revenues for the quarter ended December 31, 2002 increased compared to the quarters ended September 30, June 30 and March 31, 2002, revenues from products and services may decline in the future;

•	Although we have significantly reduced expense levels, we may need to further reduce expenses in the future should revenues decline; and

•	We have significant cash commitments under noncancelable leases for excess office space. Net cash commitments, related expense accruals and possible future restructuring charges will depend on the level of sublease income we receive for this office space.

Our Quarterly Operating Results Are Volatile and Difficult to Predict.

Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indicators of future performance trends.

Our quarterly operating results have varied or may vary depending on a number of factors, including the following:

Risks Related to Revenues

•	fluctuations in demand, mix and average selling price for our products and services;

•	fluctuations in the number of new customer contracts, especially Ariba Buyer and related products;

•	changes in the timing of sales of our products and services;

•	changes in the mix of types of licensing arrangements and related timing of revenue recognition;

•	actions taken by our competitors, including new product introductions and enhancements;

•	recent declines in our deferred revenue;

•	the current economic slowdown and recession affecting the economy generally or our industry in particular; and

•	the impact of the restatement of our consolidated financial statements and our ongoing legal proceedings on customer demand.

Risks Related to Expenses

•	payment of compensation to sales personnel based on achieving sales quotas and co-sale payments, referral fees and other commissions to our strategic partners based on our sales;

•	royalties paid to third parties for technology incorporated into our products and services;

•	our ability to control costs, including managing reductions in expense levels;

•	costs resulting from the write off of intangible assets relating to recent and any future acquisitions;

•	fluctuations in non-cash charges related to the issuance of warrants to purchase common stock due to fluctuations in our stock price; and

•	the level of expenditures relating to the restatement of our consolidated financial statements and our ongoing legal proceedings.

Risks Related to Operations

•	our ability to develop, introduce and market new products and enhancements to our existing products on a timely basis;

•	changes in our pricing policies and business model or those of our competitors;

•	integration of our recent acquisitions and any future acquisitions; and

•	our ability to scale our network and operations to support a larger numbers of customers, suppliers and transactions.

Our Success Depends on Retaining Our Current Key Personnel and Attracting Additional Key Personnel.

Our future performance depends on the continued service of our senior management, product development and sales personnel, in particular Robert M. Calderoni, who was elected President and Chief Executive Officer in October 2001. Our Executive Vice President of Solutions Development and Delivery, Eileen McPartland, resigned on August 2, 2002 and our Executive Vice President of Worldwide Sales, James W. Steele, resigned on October 4, 2002. We do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. In addition, our success depends on our continuing ability to attract, hire, train and retain a selected number of highly skilled managerial, technical, sales, marketing and customer support personnel. Our ability to retain key employees may be harder, given recent adverse changes in our business. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

Our Revenues in Any Quarter Depend on a Relatively Small Number of Relatively Large Orders. We Have Experienced Lengthening Sales Cycles and Deferrals of a Number of Relatively Large Anticipated Orders.

Our quarterly revenues are especially subject to fluctuation because they depend on the sale of relatively large orders for our products and related services. Many of these relatively large orders are realized at the end of the quarter. As a result, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. We have experienced lengthening sales cycles and deferrals of a number of relatively large anticipated orders, which we believe, have been affected by general economic uncertainty. While no customer accounted for more than 10% of our revenue during fiscal year 2002 on an annual basis, for the quarter ended March 31, 2002 we recognized approximately 11% of total revenues from Softbank, a related party, pursuant to a long-term revenue commitment agreement. See Risk Factor elsewhere in this report entitled “We Depend on Strategic Relationships with Our Partners” for additional information.

Revenues in Any Quarter May Vary to the Extent Recognition of Revenue is Deferred when Contracts Are Signed.

We frequently enter into contracts where we recognize only a portion of the total revenue under the contract in the quarter in which we enter into the contract. For example, we may recognize revenue on a ratable basis over the life of the contract or enter into contracts where the recognition of revenue is conditioned upon delivery of future product or service elements. The portion of revenues recognized on a deferred basis may vary significantly in any given quarter, and revenues in any given quarter are a function of both contracts signed in such quarter and contracts signed in prior quarters. For example, the portion of revenues from contracts entered into in prior quarters generally declined in fiscal year 2000 and increased in fiscal year 2001. Since then, the portion of revenues from contracts entered into in prior quarters has remained relatively stable and has represented at least a majority of the revenues recognized in each quarter.

Our Acquisitions Will, and Any Future Acquisitions May, Require Us to Incur Significant Charges for Intangible Assets.

Our acquisitions will, and any future acquisitions may, require us to incur significant charges for goodwill and other intangible assets, which will negatively affect our operating income. As of September 30, 2002, we had unamortized goodwill and other intangible assets of approximately $293.9 million, which were being amortized on a straight-line basis over their total expected useful lives ranging from two years to three years. As a result of our adoption of SFAS No. 142 (see Note 1 of Notes to Consolidated Financial Statements) on October 1, 2002, we ceased amortization of the remaining goodwill that had a net book value of approximately $176.4 million.

A Decline in Revenues May Have a Disproportionate Impact on Operating Results And Require Further Reductions in Our Operating Expense Levels.

Because our expense levels are relatively fixed in the near term and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results for that quarter. We incurred restructuring and lease abandonment charges of $62.6 million for the year ended September 30, 2002. We may incur additional restructuring charges if we experience additional revenue declines.

In the Future, We May Need to Raise Additional Capital in Order to Remain Competitive. This Capital May Not Be Available on Acceptable Terms, If at All.

Although our existing cash, cash equivalent and investment balances together with our anticipated cash flow from operations should be sufficient to meet our anticipated working capital and operating resource expenditure requirements for at least the next 12 months, given the significant changes in our business and results of operations in the last 12 to 18 months, the fluctuation in cash, cash equivalents and investments balances may be greater than presently anticipated. For example, cash balances will be impacted to the degree that we implement our recently adopted common stock buyback program, pursuant to which we may expend up to $50.0 million in cash to repurchase our common stock. After the next 12 months, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

Implementation of Our Products by Large Customers Is Complex, Time Consuming and Expensive. We Frequently Experience Long Sales and Implementation Cycles.

Ariba Buyer, Ariba Enterprise Sourcing and our other products are complex applications that are generally deployed with many users. Implementation of these applications by buying organizations is complex, time consuming and expensive. In many cases, our customers must change established business practices. In addition, they must generally consider a wide range of other issues before committing to purchase our products and services, including product benefits, ease of installation, ability to work with existing computer systems, ability to support a larger user base, reliability and return on investment. Furthermore, the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer organization. The implementation and deployment of our products requires a significant commitment of resources by our customers and third parties and/or professional services organizations.

We May Continue to Depend on Ariba Buyer for a Substantial Portion of Our Business for the Foreseeable Future. This Business Could Be Concentrated in a Relatively Small Number of Customers.

We anticipate that revenues from Ariba Buyer and related products and services will continue to constitute a substantial portion of our revenues for the foreseeable future. For the year ended September 30, 2002 and the quarter ended December 31, 2002 revenues from Ariba Buyer and related products and services were a majority of our total revenues. If we experience price declines or fail to achieve broad market acceptance of Ariba Buyer, our business could be seriously harmed. In addition, for the year ended September 30, 2002 and the quarter ended December 31, 2002 a relatively small number of customers accounted for a substantial portion of revenues from sales of Ariba Buyer and related products. We may continue to derive a significant portion of our revenues attributable to Ariba Buyer from a relatively small number of customers.

Electronic Commerce Networks, Including the Ariba Supplier Network, Are at an Early Stage of Development and Market Acceptance.

We began operating the Ariba Supplier Network, formerly known as the Ariba Commerce Services Network, in April 1999. Our business would be seriously harmed if the Ariba Supplier Network does not achieve broad and timely market acceptance. Market acceptance of this network is subject to a number of significant risks. These risks include:

•	the market for Internet-based spend management applications is new;

•	our network may not be able to support a larger number of buyers and suppliers, and increases in the number of buyers and suppliers may cause slower response times and other problems;

•	our need to enhance the interface between Ariba Buyer, Ariba Enterprise Sourcing, our other Ariba products and the Ariba Supplier Network;

•	our need to significantly enhance the features and services of the Ariba Supplier Network to achieve widespread commercial acceptance of our network; and

•	our need to significantly expand our internal resources to support planned growth of the Ariba Supplier Network.

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

We Depend on Strategic Relationships with Our Partners.

We have established strategic relationships with certain outside companies. These companies are entitled to resell our products and/or to host our products for their customers. We cannot be assured that any of these resellers, ASP partners or hosting partners, or those we may contract with in the future, will be able to resell our products to an adequate number of customers. If our current or future strategic partners are not able to successfully resell our products or experience financial difficulties that impair their operating capabilities, our business could be seriously harmed. For example, we have formed a strategic alliance with IBM to market and sell targeted solutions. We also have strategic relationships with Softbank and its affiliates, as a minority shareholder of our Japanese subsidiary, Nihon Ariba K.K. from which we derive significant revenues. Our strategic relationship with Softbank has not performed to our expectations, and we are reviewing ways to improve the performance of this relationship. Softbank is not currently in compliance with the performance levels contemplated by our strategic relationship, and we are currently in discussions to renegotiate our agreements with Softbank. There is no assurance we can achieve a mutually satisfactory amendment of these agreements. The failure to do so and to realize future revenues from Softbank at committed levels could have a material adverse impact on our business. There is no guarantee that these alliances will be successful in creating a larger market for our product offerings. If these alliances are not successful, our business, operating results and financial position could be seriously harmed.

We Face Intense Competition From Many Participants in the Enterprise Software Applications Industry. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition has resulted in price reductions and could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size, scope and breadth of the products and services they offer. In addition, because spend management is a relatively new software category, we expect additional competition from other established and emerging companies. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. Also, there are consulting companies that offer services that may compete with parts of Ariba’s offering. We could also face competition from other companies who introduce Internet-based spend management solutions.

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

If We Fail to Develop Products and Services in a Timely and Cost-Effective Basis, Our Business Will Be Seriously Harmed.

In developing new products and services, we may:

•	fail to develop, introduce and market products in a timely or cost-effective manner;

•	find that our products and services are obsolete, noncompetitive or have shorter life cycles than expected;

•	fail to develop new products and services that adequately meet market requirements or achieve market acceptance.

For example, the introduction of Version 7.0 of Ariba Buyer was delayed significantly in the first quarter of fiscal year 2001, and we have experienced delays in the introduction of other products and releases in the past. If new releases of our products or potential new products are delayed, we could experience a delay or loss of revenues and customer dissatisfaction.

Our Business Will Be Seriously Harmed If We Fail to Establish and Maintain Relationships With Third Parties That Will Effectively Implement Ariba Buyer, Ariba Enterprise Sourcing and Our Other Products.

We rely on a number of third parties to implement Ariba Buyer, Ariba Enterprise Sourcing and our other products at customer sites. These products are enterprise-wide solutions that must be deployed within the customer’s organization. The implementation process is complex, time-consuming and expensive. We rely on third parties such as IBM, Accenture, Cap Gemini Ernst & Young, Deloitte Consulting and Bearing Point (formerly KPMG Consulting) to implement our products, because we lack the internal resources to implement our products at current and potential customer sites. If we are unable to establish and maintain effective, long-term relationships with our implementation providers, or if they do not meet the needs or expectations of their customers, our business would be seriously harmed. Our current implementation partners are not contractually required to continue to help implement our products, and since calendar 2000, many systems integrators have reduced their levels of investment in the procurement space from prior years. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support our needs. If these resources are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet our customers’ implementation needs. For example, a number of our competitors, including Oracle, SAP and PeopleSoft, have significantly more well-established relationships with these third party systems integrators, and these systems integrators may be more likely to recommend competitors’ products and services than our own. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

Some of Our Customers May Represent Credit Risks.

Some of our customers include small emerging growth companies. Many of these companies have limited operating histories, are operating at a loss and have limited access to capital. With the significant slowdown in global economic growth over the past several years and uncertainty relating to its near-term prospects, some of our customers, including these small emerging growth customers, may represent a credit risk. If our customers experience financial difficulties or fail to experience commercial success, we may have difficulty collecting on our accounts receivable. Although we maintain allowances for doubtful accounts based on estimates of non-collectible amounts, the actual level of non-collectible amounts may exceed the level of such allowances.

New Versions and Releases of Our Products May Contain Errors or Defects.

Ariba Buyer, Ariba Enterprise Sourcing and our other products are complex. They may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of our products. We have in the past discovered software errors in our new releases and new products after their introduction. For example, in fiscal year 2000 we discovered problems with respect to the ability of software written in Java to scale to allow for large numbers of concurrent users of Ariba Buyer. We have experienced delays in product release, lost revenues and customer frustration during the periods required to correct these errors. We may in the future discover errors and additional scalability limitations in new releases or new products after the commencement of commercial shipments.

Litigation Regarding Our IPO Could Seriously Harm Our Business.

Between March 20, 2001 and June 5, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against us, certain of our officers or former officers and directors and three of the underwriters of our initial public offering. These actions purport to be brought on behalf of purchasers of our common stock in the period from June 23, 1999, the date of our initial public offering, to December 23, 1999 (in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, relating to our initial public offering.

On June 26, 2001, these actions were consolidated into a single action bearing the title In re Ariba, Inc. Securities Litigation, 01 CIV 2359. On August 9, 2001, that consolidated action was further consolidated before a single judge with cases brought against additional issuers (who numbered in excess of 300) and their underwriters that made similar allegations regarding the initial public offerings of those issuers. The latter consolidation was for purposes of pretrial motions and discovery only. On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against us and certain individual officers and directors, which the court approved and entered as an order on March 1, 2002. On April 19, 2002, the plaintiffs filed an amended complaint in which they dropped their claims against us and the individual officers and directors under Sections 11 and 15 of the Securities Act, but elected to proceed with their claims against such defendants under Sections 10(b) and 20(a) of the Exchange Act.

The amended complaint alleges that the prospectus pursuant to which shares of common stock were sold in our initial public offering, which was incorporated in a registration statement filed with the SEC, contained certain false and misleading statements or omissions regarding the practices of our underwriters with respect to their allocation to their customers of shares of common stock in our initial public offering and their receipt of commissions from those customers related to such allocations. The complaint further alleges that the underwriters provided positive analyst coverage of Ariba after the initial public offering, which had the effect of manipulating the market for our stock. Plaintiffs contend that such statements and omissions from the prospectus and the alleged market manipulation by the underwriters through the use of analysts caused our post-initial public offering stock price to be artificially inflated. Plaintiffs seek compensatory damages in unspecified amounts as well as other relief.

On July 15, 2002, Ariba and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. Opposition and reply papers were filed. On November 23, 2002, the court entered as an order a stipulation by which all of the individual defendants were dismissed from the case without prejudice in return for executing a tolling agreement.

The court rendered its decision on the motion to dismiss on February 19, 2003, granting a dismissal of the remaining Section 10(b) claim against us without prejudice. Plaintiffs have indicated that they intend to file an amended complaint. We intend to defend against the complaint vigorously.

Defending against securities class action relating to our initial public offering may require significant management time and, regardless of the outcome, result in significant legal expenses. If our defenses are unsuccessful or we are unable to settle on favorable terms, we could be liable for large damages that could seriously harm our business and results of operations.

Litigation and Regulatory Proceedings Regarding the Restatement of Our Consolidated Financial Statements Could Seriously Harm Our Business.

Beginning January 21, 2003, a number of purported shareholder class action complaints were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. These actions all purport to be brought on behalf of a class of purchasers of our common stock in the period from January 11, 2000 to January 15, 2003. The complaints bring claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act, relating to our announcement that we would restate certain of our consolidated financial statements, and also, in the case of one complaint, relating to our acquisition activity and related accounting. Specifically, these actions allege that certain of our prior consolidated financial statements contained false and misleading statements or omissions relating to our failure to properly recognize expenses and other financial items, as reflected in the then proposed restatement. Plaintiffs contend that such statements and omissions caused our stock price to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

These cases are still in their early stages, and we intend to defend against them vigorously.

Beginning on January 27, 2003, several shareholder derivative actions were filed in the Superior Court of California for the County of Santa Clara, against certain of our current and former officers and directors and against us as nominal defendant. These actions were filed by shareholders purporting to assert, on our behalf, claims for breach of fiduciary duties, aiding and abetting, violations of the California insider trading law, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and contribution and indemnification. Specifically, the claims are based on our acquisition activity and related accounting implemented by the defendants, the alleged understatement of compensation expenses as reflected in our then proposed restatement, the alleged insider trading by certain defendants, the existence of the restatement class action litigation, in which we are alleged to be liable to defrauded investors, and the allegedly excessive compensation paid by us to one of our officers, as reflected in our then proposed restatement. The complaints seek the payment by the defendants to us of damages allegedly suffered by us, as well as other relief.

These cases are still in their early stages, and we intend to defend against them vigorously.

Defending against existing and potential securities and class action litigation relating to the restatement of our consolidated financial statements will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. If our defenses were ultimately unsuccessful, or if we were unable to achieve a favorable settlement, we could be liable for large damage awards that could seriously harm our business and results of operations.

In addition, the SEC has commenced an informal inquiry regarding the circumstances leading up to the restatement of our consolidated financial statements. Responding to any such review could require significant diversion of management's attention and resources in the future. For example, if the SEC elects to pursue an enforcement action, the defense against this type of action could be costly and require additional management resources. If we are unsuccessful in defending against this or other investigations or proceedings, we may face civil or criminal penalties or fines that would seriously harm our business and results of operations.

We Could Be Subject to Potential Product Liability Claims and Third Party Liability Claims Related to Our Products and Services or Products and Services Purchased Through the Ariba Supplier Network.

Our customers use our products and services to manage their spend. Any errors, defects or other performance problems could result in financial or other damages to our customers. A product liability claim brought against us, even if not successful, would likely be time consuming and costly and could seriously harm our business. Although our customer license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions.

The Ariba Supplier Network provides our customers with indices of products that can be purchased from suppliers participating in the Ariba Supplier Network. The law relating to the liability of providers of listings of products and services sold over the Internet for errors, defects or other performance problems with respect to those products and services is currently unsettled. We do not pre-screen the types of products and services that may be purchased through the Ariba Supplier Network. Some of these products and services could contain performance or other problems. We may not successfully avoid civil or criminal liability for problems related to the products and services sold through the Ariba Supplier Network or other electronic networks using our market maker applications. Any claims or litigation could require expenditures in terms of management time and other resources to defend ourselves. Liability of this sort could require us to implement measures to reduce our exposure to this liability, which may require us, among other things, to expend substantial resources or to discontinue certain product or service offerings or to take precautions to ensure that certain products and services are not available through the Ariba Supplier Network or other electronic networks using our market maker applications.

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

Our Stock Price Is Highly Volatile.

Our stock price has fluctuated dramatically. There is a significant risk that the market price of our common stock will decrease in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	announcements that our revenues or income are below analysts’ expectations;

•	changes in analysts’ estimates of our performance or industry performance;

•	general economic slowdowns;

•	changes in market valuations of similar companies;

•	sales of large blocks of our common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major customer or failure to complete significant license transactions;

•	additions or departures of key personnel; and

•	fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of software and Internet-based companies.

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

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. We have only one issued patent and may not develop proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us or our other intellectual property. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States and, in the case of the Ariba Supplier Network, because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and evolving.

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

If We Do Not Effectively Manage Our Growth, Our Business Will be Harmed.

Even after giving effect to our recent workforce reductions, the scope of our operations and our workforce has expanded significantly over a relatively short period. This expansion has placed a significant strain upon our management systems and resources. If we are unable to manage our expanded operations, our business will be seriously harmed. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to continue to review, evaluate and, as appropriate, enhance our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee workforce.

Failure or Circumvention of Our Controls and Procedures Could Seriously Harm our Business.

Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent all error or fraud in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it impossible for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect error or fraud could seriously harm our business and results of operations.

Our Business Is Susceptible to Numerous Risks Associated with International Operations.

International operations have represented an increasing portion of our revenues over the past three years. We have committed and expect to continue to commit significant resources to our international sales and marketing activities. We are subject to a number of risks associated with these activities. These risks generally include:

•	currency exchange rate fluctuations;

•	seasonal fluctuations in purchasing patterns;

•	unexpected changes in regulatory requirements;

•	tariffs, export controls and other trade barriers;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	potentially adverse foreign tax consequences, including withholding in connection with the repatriation of earnings;

•	the burdens of complying with a wide variety of foreign laws;

•	the risks related to the recent global economic slowdown and adverse economic circumstances in Europe and Asia; and

•	political instability.

While international revenues have increased as a percentage of total revenue from fiscal 2001, there can be no assurance that such relative performance can be sustained in light of such risks.

Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in foreign markets. For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge trade and intercompany receivables and payables. All hedge contracts are marked to market through operations each period. There can be no assurance that such hedging strategy will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

We May Be Unable to Complete Any Future Acquisitions. Our Business Could Be Adversely Affected as a Result.

In the quarter ended September 30, 2000, we acquired SupplierMarket, a provider of online collaborative sourcing technologies. We anticipate that it may be necessary or desirable to acquire additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products or technologies into our existing business and operations. For example, in the second quarter of fiscal 2001, we entered into, but subsequently terminated, an agreement to acquire Agile Software Corporation. If our acquisition efforts are not successful, our business could seriously be harmed.

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

Security Risks and Concerns May Deter the Use of the Internet for Conducting Electronic Commerce.

A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new innovations in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other Internet sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Internet for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt the Ariba Supplier Network or make it inaccessible to customers or suppliers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if it does not prevent them.

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

ITEM 2.    PROPERTIES

Our principal sales, marketing, research, development, and administrative offices occupy approximately 233,000 square feet in a 716,000 square foot, five building office park in Sunnyvale, California which is our corporate headquarters. Our lease for the entire office park commenced January 25, 2001 and expires on January 24, 2013. We currently sublease one building of 175,100 square feet to a third party. This sublease expires on July 31, 2007. In addition, we also sublease one building and part of another building totaling approximately 180,000 square feet to another third party. This sublease expires on May 13, 2008. Our regional offices are located in Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Burlington, Massachusetts and Bridgewater, New Jersey. These leases total approximately 99,300 square feet and expire at various dates between 2004 and 2007. We are in the process of subleasing some of our excess leased facilities located in Sunnyvale and Mountain View, California, Alpharetta, Georgia, Lisle, Illinois, Burlington, Massachusetts, Singapore and Australia for the remaining lease terms.

Prior to moving to our new corporate headquarters, we leased 131,560 square feet in Mountain View, California under a lease that expires October 31, 2006. We are currently subleasing 29,700 square feet of this facility to a third party for the remaining lease term. We leased an additional 33,000 square feet in Sunnyvale, California under a lease that expires on August 31, 2004. We are currently subleasing this facility to a third party for the remaining lease term. Our North American sales and support offices leases are in the metropolitan areas of Dallas, Texas, Detroit, Michigan, Los Angeles, California, Minneapolis, Minnesota, New York, New York, Philadelphia, Pennsylvania, St. Louis, Missouri, Washington D.C., and Toronto, Canada. We also lease sales and support offices outside of North America in locations including Australia, France, Germany, India, Ireland, Italy, Japan, Korea, Mexico, the Netherlands, Singapore, Spain, Switzerland and the United Kingdom.

ITEM 3.    LEGAL PROCEEDINGS

IPO Class Action Litigation

Between March 20, 2001 and June 5, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against us, certain of our officers or former officers and directors and three of the underwriters of our initial public offering. These actions purport to be brought on behalf of purchasers of our common stock in the period from June 23, 1999, the date of our initial public offering, to December 23, 1999 (or in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, relating to our initial public offering.

On June 26, 2001, these actions were consolidated into a single action bearing the title In re Ariba, Inc. Securities Litigation, 01 CIV 2359. On August 9, 2001, that consolidated action was further consolidated before a single judge with cases brought against additional issuers (who numbered in excess of 300) and their underwriters that made similar allegations regarding the initial public offerings of those issuers. The latter consolidation was for purposes of pretrial motions and discovery only. On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against us and certain individual officers and directors, which the court approved and entered as an order on March 1, 2002. On April 19, 2002, the plaintiffs filed an amended complaint in which they dropped their claims against us and the individual officers and directors under Sections 11 and 15 of the Securities Act, but elected to proceed with their claims against such defendants under Sections 10(b) and 20(a) of the Exchange Act.

The amended complaint alleges that the prospectus pursuant to which shares of common stock were sold in our initial public offering, which was incorporated in a registration statement filed with the SEC, contained certain false and misleading statements or omissions regarding the practices of our underwriters with respect to their allocation to their customers of shares of common stock in our initial public offering and their receipt of commissions from those customers related to such allocations. The complaint further alleges that the underwriters provided positive analyst coverage of Ariba after the initial public offering, which had the effect of manipulating the market for our stock. Plaintiffs contend that such statements and omissions from the prospectus and the alleged market manipulation by the underwriters through the use of analysts caused our post-initial public offering stock price to be artificially inflated. The actions seek compensatory damages in unspecified amounts as well as other relief.

On July 15, 2002, Ariba and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. Opposition and reply papers were filed. On November 23, 2002, the Court entered as an order a stipulation by which all of the individual defendants were dismissed from the case without prejudice in return for executing a tolling agreement.

The court rendered its decision on the motion to dismiss on February 19, 2003, granting a dismissal of the remaining Section 10(b) claim against us without prejudice. Plaintiffs have indicated that they intend to file an amended complaint. We intend to defend against the complaint vigorously.

Restatement Class Action Litigation

Beginning January 21, 2003, a number of purported shareholder class action complaints were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. These actions all purport to be brought on behalf of a class of purchasers of our common stock in the period from January 11, 2000 to January 15, 2003. The complaints bring claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act, relating to our announcement that we would restate certain of our consolidated financial statements, and, in the case of one complaint, relating to our acquisition activity and related accounting. Specifically, these actions allege that certain of our prior consolidated financial statements contained false and misleading statements or omissions relating to our failure to properly recognize expenses and other financial items, as reflected in the then proposed restatement. Plaintiffs contend that such statements and omissions caused the stock price to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

These cases are still in their early stages, and we intend to defend against them vigorously.

Shareholder Derivative Litigation

Beginning January 27, 2003, several shareholder derivative actions were filed in the Superior Court of California for the County of Santa Clara, against certain of our current and former officers and directors and against us as nominal defendant. These actions were filed by shareholders purporting to assert, on our behalf, claims for breach of fiduciary duties, aiding and abetting, violations of the California insider trading law, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and contribution and indemnification. Specifically, the claims are based on our acquisition activity and related accounting implemented by the defendants, the alleged understatement of compensation expenses as reflected in our then proposed restatement, the alleged insider trading by certain defendants, the existence of the restatement class action litigation, in which we are alleged to be liable to defrauded investors, and the allegedly excessive compensation paid by us to one of our officers, as reflected in our then proposed restatement. The complaints seek the payment by the defendants to us of damages allegedly suffered by us, as well as other relief.

These cases are still in their early stages, and we intend to defend against them vigorously.

General

We are subject to various claims and legal actions arising in the ordinary course of business. We have accrued for estimable and probable losses in the accompanying consolidated financial statements for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable based on estimates by management after consultation with legal counsel. However, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not result in outcomes that differ significantly from these estimates.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Ariba and their ages as of February 28, 2003 are as follows:

Name	Age	Position(s)
Robert M. Calderoni	43	President and Chief Executive Officer and a Director
James W. Frankola	38	Executive Vice President and Chief Financial Officer
John True	38	Executive Vice President of Worldwide Sales
Kevin Costello	41	Executive Vice President, Ariba Solutions Delivery
Michael Schmitt	45	Executive Vice President and Chief Marketing Officer

Robert M. Calderoni has served as Ariba’s President and Chief Executive Officer and a Director since October 2001. From October 2001 to December 2001, Mr. Calderoni also served as Ariba’s Interim Chief Financial Officer. From January 2001 to October 2001, Mr. Calderoni served as Ariba’s Executive Vice President and Chief Financial Officer. Mr. Calderoni was also an employee of the Company from November 2000 to January 2001. From November 1997 to January 2001, he was Chief Financial Officer at Avery Dennison Corporation, a manufacturer of pressure-sensitive materials and office products. From June 1996 to November 1997, Mr. Calderoni was Senior Vice President of Finance at Apple Computer, Inc. Prior to that time, Mr. Calderoni held various positions with IBM Storage Systems Division, most recently as Vice President of Finance. Mr. Calderoni holds a Bachelor of Science degree in Accounting and Finance from Fordham University.

James W. Frankola has served as Ariba’s Executive Vice President and Chief Financial Officer since December 2001. Mr. Frankola was also an employee of the company from October 2001 to December 2001. From December 1997 to October 2001, Mr. Frankola held various positions with Avery Dennison Corporation, a manufacturer of pressure-sensitive materials and office products, most recently as Vice President of Finance and IS, Fasson Roll Worldwide. From May 1995 to December 1997, Mr. Frankola held various positions with IBM Storage Systems Division, most recently as Director of Financial Analysis. Mr. Frankola holds a Bachelor of Science degree in accounting from Pennsylvania State University and a Master of Business Administration from New York University.

John True has served as Ariba’s Executive Vice President of Worldwide Sales since October 2002. From January 2000 through September 2002, Mr. True held various positions with Ariba, most recently as Senior Vice President of North American Operations. From October 1996 until December 1999, Mr. True held various positions at Parametric Technology Corporation, a product development software company, most recently as Sector Vice President of Sales. Mr. True holds a Bachelor of Science degree in Computer Science from the University of Missouri-Rolla.

Kevin Costello has served as Ariba’s Executive Vice President, Ariba Solutions Delivery since May 2002. From June 1984 until May 2002, Mr. Costello worked at Andersen Business Consulting, most recently as a Partner. Mr. Costello holds a Bachelor of Science degree in Accounting from the University of Illinois.

Michael Schmitt has served as Ariba’s Executive Vice President and Chief Marketing Officer since February 2001. From June 1992 to July 2000, Mr. Schmitt held various positions with J.D. Edwards, a business software company, most recently as Senior Vice President, Sales and Marketing. Mr. Schmitt holds a Bachelor of Science degree in Business Administration and Marketing from California Polytechnic State University, San Luis Obispo.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq Stock Market under the symbol “ARBAE.” Our initial public offering of stock was June 23, 1999 at $5.75 per share. The price range per share in the table below reflects the highest and lowest sale prices for our stock as reported by the Nasdaq Stock Market during the last two fiscal years. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. At February 28, 2003, there were approximately 2,228 stockholders of record, and on February 28, 2003 the closing price per share of our common stock was $2.91.

	Price Range Per Share
Three Months Ended:	High	Low
December 31, 2002	$4.70	$1.30
September 30, 2002	$3.50	$1.30
June 30, 2002	$4.74	$2.00
March 31, 2002	$7.82	$3.60

December 31, 2001	$7.33	$1.72
September 30, 2001	$6.89	$1.42
June 30, 2001	$9.69	$3.64
March 31, 2001	$54.50	$7.13

December 31, 2000	$141.50	$43.56

The above information has been adjusted to reflect the two-for-one stock splits, each effected in the form of a stock dividend to each stockholder, on November 16, 1999 and March 2, 2000.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The consolidated statements of operations data for each of the five fiscal years in the period ended September 30, 2002, and the consolidated balance sheet data as of the end of each such fiscal year, are derived from our audited consolidated financial statements (in thousands, except per share data).

	Year Ended September 30,
	2002	2001	2000	1999	1998
		(As Restated)	(As Restated)
Consolidated Statements of Operations Data:
Total revenues	$229,803	$399,810	$273,906	$45,372	$8,363
Gross profit	$182,604	$314,226	$226,387	$36,559	$6,825
In-process research and development	$—	$—	$27,350	$—	$—
Restructuring and lease abandonment costs	$62,609	$133,582	$—	$—	$—
Impairment of goodwill, other intangible assets and equity investments	$—	$1,436,135	$—	$—	$—
Net loss	$(638,663)	$(2,694,695)	$(802,582)	$(29,300)	$(10,953)
Net loss per share—basic and diluted	$(2.47)	$(11.02)	$(4.15)	$(0.42)	$(0.48)
Weighted average shares used in computing net loss per share—basic and diluted	259,042	244,614	193,417	70,064	23,048

	September 30,
	2002	2001	2000	1999	1998
		(As Restated)	(As Restated)
Consolidated Balance Sheets Data:
Cash, cash equivalents and investments	$245,251	$261,011	$334,191	$152,440	$13,932
Working capital	$25,747	$68,947	$157,326	$58,488	$6,127
Total assets	$624,618	$1,270,284	$3,784,175	$170,021	$18,771
Restructuring costs, net of current portion	$43,353	$12,855	$—	$—	$—
Other long-term obligations, net of current portion	$—	$106	$402	$781	$647
Minority interests	$15,027	$15,720	$—	$—	$—
Accumulated deficit	$(4,180,872)	$(3,542,209)	$(847,514)	$(44,932)	$(15,632)
Total stockholders’ equity	$311,028	$919,494	$3,470,218	$122,183	$9,959

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Event” and Note 2 and Note 14 of Notes to Consolidated Financial Statements for more detailed information regarding the restatement of our consolidated financial statements for the fiscal years ended September 30, 2001 and 2000 and restated unaudited quarterly data for fiscal quarters during the years ended September 30, 2002, 2001 and 2000, respectively.

See Note 12 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share. Ariba has paid no cash dividends during the five year period ended September 30, 2002. The above information has been restated to reflect the two-for-one stock splits, each effected in the form of a stock dividend to each stockholder, on November 16, 1999 and March 2, 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled “Risk Factors” and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings. Except as otherwise noted, the discussion of financial results gives effect to the accounting adjustments described in “Recent Event” below.

Recent Event

As a result of a review we initiated in December 2002, we have restated our consolidated financial statements for the fiscal years ended September 30, 2000 and 2001 and for the quarters ended December 31, 1999 through June 30, 2002. We have also adjusted the preliminary consolidated financial statement information for the quarter and fiscal year ended September 30, 2002 announced on October 23, 2002 and for the quarter ended December 31, 2002 announced on January 23, 2003, and any adjustments for those periods described herein are as compared to such preliminary consolidated financial statement information.

As discussed below, although adjustments vary significantly by period in some cases, the cumulative net effect of the adjustments for fiscal years 2000 through 2002 is to increase our accumulated deficit at

September 30, 2002 by $1.8 million to $4.181 billion. The following table provides additional information regarding these adjustments.

Effects on Net Loss—(Increase) Decrease

(in millions)

	Year Ended September 30,			Nine Months Ended June 30, 2002	Three Months Ended September 30, 2002	Total for Three Years Ended September 30, 2002(1)
	2000	2001	2002
	(As Restated)	(As Restated)		(As Restated)
Expenses paid by significant stockholder and director	$—	$(11.2)	$—	$—	$—	$(11.2)
Stock options issued by acquired companies, net of goodwill amortization offset	(13.5)	(10.5)	13.1	9.9	3.2	(10.9)
Revenue adjustments	(1.6)	(1.8)	0.6	(0.1)	0.7	(2.8)
Other operating expense adjustments	5.3	10.8	6.0	3.1	2.9	22.1
Income tax adjustments	—	(1.4)	2.4	—	2.4	1.0

Total effect on net loss—(increase) decrease	$(9.8)	$(14.1)	$22.1	$12.9	$9.2	$(1.8)

(1)	Represents the aggregate effect of restating our consolidated financial statements for the period from October 1, 1999 to June 30, 2002 and adjusting our preliminary consolidated financial information (announced on October 23, 2002) for the quarter ended September 30, 2002.

See Note 2 of Notes to Consolidated Financial Statements for additional information on the effect of these adjustments and Note 14 of Notes to Consolidated Financial Statements for adjustments to previously reported unaudited quarterly consolidated statements of operations data for the quarters ended December 31, 1999 through June 30, 2002 as a result of the restatements.

The following discussion addresses each of these items:

Expenses paid by significant stockholder and director.    As previously announced, the review initially focused on a $10.0 million payment in March 2001 from Keith Krach, our chairman and co-founder to Larry Mueller, our president and chief operating officer at the time, and Mr. Krach’s payment of $1.2 million for chartered air services provided to Mr. Mueller over the period from September 2000 through July 2001. Because no company funds were used in these transactions and there was no commitment to or from us, Ariba originally viewed these payments as personal. As previously announced, we have now concluded that, for accounting purposes, we should treat these transactions as if they were capital contributions from Mr. Krach which were then expensed by Ariba as compensation to Mr. Mueller. Accordingly, our restated consolidated financial statements for the fiscal years ended September 30, 2001 and 2000 reflect non-cash charges to operating expenses in connection with these transactions.

Stock options issued by acquired companies.    As previously announced, we also reviewed our accounting for stock options issued by companies we acquired in fiscal year 2000. We determined that certain stock options granted by these acquired companies to a limited number of individuals shortly before those acquisitions should be accounted for as stock-based compensation expense, rather than be included as part of the purchase price of these companies and amortized as goodwill. As a result, our restated consolidated financial statements for fiscal years 2000 and 2001 and our consolidated financial statements for fiscal year 2002 reflect an increase in non-cash stock-based compensation expense and a reduction of goodwill amortization expense. We also determined that the fair value of certain unvested stock options granted by one of these companies to several consultants was not included in the measurement of stock compensation expense as required by EITF No. 96-18. The cumulative effect of these adjustments is a non-cash charge of $10.9 million, consisting of increases to Ariba’s operating expenses for fiscal years 2000 and 2001 of $13.5 million and $10.5 million, respectively, and a non cash reduction of operating expenses of $13.1 million for fiscal year 2002.

We also reviewed our accounting policies and their application to various additional items and identified a number of transactions in which our accounting policies had not been consistently or appropriately applied. We have included the adjustments described below for these items in our restated consolidated financial statements.

Revenue adjustments.    We identified three license arrangements that we entered into with vendors during fiscal years 2001 and 2000 at or about the same time we incurred obligations to purchase goods or services from those vendors. We have concluded that we should record expenditures associated with our obligations as reductions of license revenues received from the customer. The effect of these adjustments, while not affecting cumulative net loss, is to decrease revenues by $583,000, $8.2 million and $275,000 in fiscal years 2000, 2001 and 2002, respectively. We also determined that the timing of revenue recognition for several license arrangements should be adjusted between periods, which adjustments result in the acceleration of revenue in certain cases and the deferral of revenue in others. The net effect of these adjustments is to decrease revenues by $995,000 in fiscal year 2000 and to increase revenues by $6.4 million and $883,000 in fiscal years 2001 and 2002, respectively. As a result of all of these revenue adjustments, our revenues decreased by $1.6 million and $1.8 million in fiscal years 2000 and 2001, respectively, and increased by $608,000 in fiscal year 2002.

Other operating expense and income tax adjustments.    In addition, we identified several accrued expense items for which we concluded that the amount of the liability, the initial timing of recording the liability, or the timing of releasing the liability should be adjusted. These items include accruals for payroll taxes, royalties payable, litigation, bonuses and benefits, and income taxes. These accrued expense adjustments, together with expense reductions resulting from the revenue adjustments described above, caused operating expenses to decrease by $5.3 million in fiscal year 2000, $10.8 million in fiscal year 2001 and $6.0 million in fiscal year 2002 and caused the provision for income taxes to increase by $1.4 million in fiscal year 2001 and decrease by $2.4 million in fiscal year 2002. These adjustments include a subsequent event related to a tax claim resolved in fiscal year 2003 that reduces expenses in fiscal year 2002 and increases expenses in the quarter ended December 31, 2002 by $2.7 million compared to previously announced preliminary results for those periods.

None of the adjustments described in this “Recent Event” has any impact on our cash balances for any period. However, our consolidated statements of cash flows have been restated to reflect the reclassification of amounts received in connection with business partner warrants from operating activities to financing activities. The effect of these adjustments is to increase net cash used in operating activities by $5.0 million and $15.0 million for fiscal years 2001 and 2002, respectively, and to increase net cash provided by financing activities by $5.0 million and $15.0 million for fiscal years 2001 and 2002, respectively.

Overview

Ariba (referred to herein as “Ariba” or “we”) provides Enterprise Spend Management solutions that allow enterprises to manage efficiently the purchasing of all goods and services required to run their business. We refer to all non-payroll expenses associated with running a business as “spend.” Our solutions, which include software applications, services and network access, are designed to provide corporations with technology and business process improvements to better manage their corporate spending and, in turn, save money. Our software applications and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and settlement activities. These goods and services include commodities, raw materials, operating resources, services, temporary labor, travel, and maintenance, repair and operations equipment.

Our software applications were built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. We have built the Ariba Spend Management solutions to integrate seamlessly on all major platforms. Our software applications can be accessed via web browser.

Ariba Spend Management applications fall into three solution sets, each designed to address a business process related to corporate spending. The Ariba Analysis Solution provides strategic planning and analysis capabilities that leverage historical spending patterns. The Ariba Sourcing Solution enables the sourcing, negotiation and creation of contracts for products and services. Finally, the Ariba Procurement Solution enables contract compliance for the purchase of goods and services and manages purchasing workflow on an ongoing basis. The Ariba Procurement Solution, which includes our flagship product Ariba Buyer, continues to represent a majority of our current business, which is focused on managing unplanned spend.

Ariba Spend Management solutions integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network (ASN) is a scalable Internet infrastructure that connects our customers with their business partners and suppliers to exchange product and service information as well as a broad range of business documents such as purchase orders and invoices. Over 50,000 suppliers of a wide array of goods and services are connected to the Ariba Supplier Network. As a result, our customers can connect once to the Ariba Supplier Network and access many suppliers simultaneously.

In addition to application software, Ariba Spend Management solutions include implementation and consulting services, education and training, and access to the Ariba Supplier Network. All of these additional offerings are designed to improve the return on investment our customers receive through the use of our software applications.

We were incorporated in Delaware in September 1996 and from that date through March 1997 were in the development stage, conducting research and developing our initial products. In March 1997, we began selling our products and related services and currently market them in North America, Latin America, Europe, Asia and Australia primarily through our direct sales force and through indirect sales channels.

We have incurred significant losses since inception. As of September 30, 2002, we had an accumulated deficit of approximately $4.2 billion, including cumulative charges for the amortization of goodwill and other intangible assets totaling $2.2 billion, impairment of goodwill and other intangible assets totaling $1.4 billion, amortization of stock-based compensation totaling $133.1 million, and business partner warrant expense totaling $68.9 million, of which $9.0 million has been reclassified as a reduction of revenues due to our adoption of EITF No. 01-9.

Our operating expenses include amortization of goodwill and other intangible assets that we recorded in fiscal year 2000 in connection with our acquisitions of TradingDynamics, Tradex and SupplierMarket and an intellectual property agreement with a third party. During the year ended September 30, 2000, we also had a charge related to the purchase of in-process research and development related to these acquisitions. During the year ended September 30, 2001, we recorded a $1.4 billion impairment charge relating to goodwill and other intangible assets acquired in the Tradex acquisition as a result of an impairment assessment of goodwill and identifiable assets recorded in connection with our various acquisitions. As of September 30, 2002, we had unamortized goodwill and other intangible assets of approximately $293.9 million, which were being amortized on a straight-line basis over their total expected useful lives ranging from two years to three years. As a result of our adoption of SFAS No. 142 on October 1, 2002, we ceased amortization of the remaining goodwill that had a net book value of approximately $176.4 million. Other identifiable intangible assets with a net book value of approximately $117.5 million at October 1, 2002 will continue to be amortized over their remaining useful lives, substantially all of which will expire in the quarter ending March 31, 2003. See Note 6 of Notes to Consolidated Financial Statements for more detailed information.

Our operating expenses also include non-cash charges for business partner warrants. These expenses relate to warrants that have been earned by our business partners pursuant to alliance agreements entered into during fiscal 2000. During fiscal year 2001, we determined that the carrying value of the intangible asset received in exchange for one such business partner warrant was impaired and recorded a $17.7 million impairment charge to business partner warrant expense to write off the remaining net book value of this asset. During fiscal 2002, we recorded a charge of $5.6 million representing the uncollected receivable and related settlement costs related to this intangible asset as a business partner warrant expense. Fully vested warrants issued in connection with business partner agreements were recorded as intangible assets based on their estimated fair value and were amortized over the life of the agreement. See Note 11 of Notes to Consolidated Financial Statements for more detailed information.

In connection with certain stock options granted to our employees, stock options issued pursuant to the TradingDynamics and SupplierMarket acquisitions and restricted common stock issued to certain senior executives, officers and employees, we have recorded deferred stock-based compensation totaling approximately $263.7 million from inception through September 30, 2002 after giving effect to the restatement of our consolidated financial statements. Of this amount, $38.4 million related to the issuance of stock options prior to our initial public offering in June 1999 and $71.0 million and $124.6 million related to the acquisitions of TradingDynamics and SupplierMarket, respectively, each, consummated in fiscal 2000. Deferred stock-based compensation is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the options and restricted stock. During the year ended September 30, 2002, we recorded $14.8 million of related stock-based compensation amortization expense. As of September 30, 2002, we have approximately $4.5 million of deferred stock-based compensation remaining to be amortized. The amortization of the remaining deferred stock-based compensation is expected to result in additional charges to operations through fiscal year 2007. The amortization of stock-based compensation is presented as a separate component of operating expenses in our Consolidated Statements of Operations. See Note 11 of Notes to Consolidated Financial Statements for more detailed information.

We had 836 full-time employees as of September 30, 2002, representing a 26% reduction from September 30, 2001. During fiscal year 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. In addition, we implemented a further reduction of our worldwide workforce during the quarter ended December 31, 2001 and recorded an additional restructuring charge in the quarter ended June 30, 2002 related to our abandonment of certain operating leases as part of our program to restructure our operations and related facilities. Our recent restructurings have placed significant demands on our management and operational resources. To position our company for future growth, we must continue to invest in and implement scalable operational systems, procedures and controls. We must also be able to recruit and retain qualified employees and expect any future expansion to continue to challenge our ability to hire, train, manage and retain our employees. See Note 8 of Notes to Consolidated Financial Statements for more detailed information.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition has resulted in price pressure and could result in reduced gross margins and loss of market share, either one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We compete with several major client server enterprise software companies including SAP, Oracle and PeopleSoft. In the area of sourcing solutions specifically, we compete with services companies such as FreeMarkets, as well as other small software companies such as b2emarkets, eBreviate, Emptoris and Frictionless Commerce, among others. In addition, because spend management is a relatively new software category, we expect additional competition from other established and emerging companies, if this market continues to develop and expand.

To maintain and grow our current revenue level, we must grow our customer base, develop our products and services, and adapt to current information technology purchasing patterns. However, if we continue to sell an increasing percentage of our newer lower priced products, our average selling prices may decline. We intend to continue to invest in sales, marketing, research and development and, to a lesser extent, support infrastructure. We may also have significant expenses going forward related to the amortization of our other intangible assets. See Note 6 of Notes to Consolidated Financial Statements. As a result, we may incur substantial losses the future.

Our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance.

Our operating results are expected to vary significantly from quarter to quarter and are difficult or impossible to predict. We believe that our success in fiscal year 2003 will depend particularly upon our ability to effectively market our Enterprise Spend Management solutions and maintain tight control over expenses and cash. We believe that key risks include our market execution in Europe, the status of our relationship with Softbank, the overall level of information technology spending and the potential adverse impact resulting from the restatement of our consolidated financial statements and related regulatory inquiries and legal proceedings. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. Please refer to the “Risk Factors” section for additional information.

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include revenue recognition policies, the assessment of recoverability of goodwill and other intangible assets, restructuring liabilities related to abandoned operating leases and contingencies related to the collectibility of accounts receivable and pending litigation. These critical accounting policies and estimates, their related disclosures and other accounting policies, methods and estimates have been reviewed by our senior management and audit committee. These policies and our practices related to these policies are described below and in Note 1 of Notes to Consolidated Financial Statements.

Revenue recognition

Our revenues are principally derived from licenses of our products, from maintenance and support contracts and from the delivery of implementation, consulting and training services. Our products are licensed under a perpetual license model or under a time-based license model. Access to the Ariba Supplier Network is available to Ariba customers as part of their maintenance agreements for certain products.

We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; we have no significant obligations with regard to implementation; the fee is fixed and determinable; and collectibility is probable. We consider all arrangements with payment terms extending beyond one year to not be fixed and determinable, and revenue is recognized as payments become due from the customer. If, at the inception of the arrangement, collectibility is not considered probable, revenue is not recognized until the fee is collected.

SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance and support services and professional services, based on the relative fair values of the elements specific to us. Our determination of the fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the services is recognized separately from the software, provided that VSOE of fair value exists for the services. If we provide consulting services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized using contract accounting in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

We frequently enter into contracts where we recognize only a portion of the total revenue under the contract in the quarter in which we enter into the contract. For example, we may recognize revenue on a ratable basis over the life of the contract or enter into contracts where the recognition of revenue is conditioned upon delivery of future product or service elements. The portion of revenues recognized on a deferred basis may vary significantly in any given quarter, and revenues in any given quarter are a function of both contracts signed in such quarter and contracts signed in prior quarters. For example, the portion of revenues from contracts entered into in prior quarters generally declined in fiscal year 2000 and increased in fiscal year 2001. Since then, the portion of revenues from contracts entered into in prior quarters has remained relatively stable and has represented at least a majority of the revenues recognized in each quarter. See Note 1 of Notes to Consolidated Financial Statements for detailed discussion of our revenue recognition policies.

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

Allowance for doubtful accounts receivable

We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide for actual losses resulting from collecting less than full payment on our receivables. A considerable amount of judgment is required when we assess the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts might be required. Alternatively, if the financial condition of our customers were to improve such that their ability to make payments was no longer considered impaired, we would reduce related estimated reserves with a credit to the provision for doubtful accounts.

Recoverability of goodwill and other intangible assets

Management is required to regularly review all of its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below net book value. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. We have recorded significant impairment charges for goodwill and intangible assets in the past, and to the extent that events or circumstances cause our assumptions to change, additional charges may be required which could be material.

Lease abandonment costs

We initially recorded a significant restructuring charge in the third quarter of fiscal 2001 upon abandoning certain operating leases as part of our program to restructure our operations and related facilities and we recorded an additional charge in the third quarter of fiscal 2002. In the quarter ended June 30, 2002, we revised our estimates and expectations for our corporate headquarters and field offices disposition efforts as a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued sharp declines in market conditions in the commercial real estate market in Northern California. Lease abandonment costs for the abandoned facilities were estimated to include the impairment of leasehold improvements, remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which were achieved using market trend information analyses provided by a commercial real estate brokerage firm retained by us. Each reporting period we review these estimates, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a change in assumed market lease rates of $0.25 per square foot per month for the next 10 years, with all other assumptions remaining the same, would change the estimated lease abandonment loss of our Sunnyvale, California headquarters by approximately $11.0 million.

Legal contingencies

We are subject to various claims and legal actions arising in the ordinary course of business. We have accrued for estimated losses in the accompanying Consolidated Financial Statements for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. Although we currently believe that we have adequately accrued for estimable and probable losses regarding the outcome of outstanding legal proceedings, claims and litigation involving us and that such outcome will not have a material adverse effect on our business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on our business, results of operations or financial condition or that the current amount of accrued losses is sufficient for any actual losses that may be incurred.

Stock Option Exchange Program

On February 8, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, Ariba employees were given the opportunity to cancel outstanding stock options previously granted to them in exchange for replacement options to be granted at a future date, at least six months and a day from the cancellation date, which was May 14, 2001. On December 3, 2001, the grant of replacement options to participating employees was approved resulting in the issuance of options for approximately 7.8 million shares of common stock. Each participating employee received, for each option included in the exchange, one replacement option. The exercise price of each replacement option is $4.02 per share, which was the fair market value of our common stock on December 3, 2001. The replacement options have terms and conditions that are substantially the same as those of the canceled options. In the quarter ended June 30, 2001, we recorded $16.5 million of expense pursuant to the stock option exchange program. Members of our Board of Directors and our officers and senior executives did not participate in this program.

Pro Forma Financial Results

We prepare and release quarterly unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the past we have also disclosed and discussed certain pro forma financial information. This pro forma financial information excluded certain non-cash and special charges, consisting primarily of the amortization of goodwill and other intangible assets, impairment of goodwill and equity investments, business partner warrants expense, stock-based compensation and restructuring and lease abandonment costs. However, we urged investors to carefully review the financial information prepared in accordance with GAAP included as part of our Quarterly Reports on

Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, compare GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, and read the associated reconciliation. We do not expect to disclose pro forma financial results in the future.

Results of Operations

The following table sets forth the consolidated statements of operations for the periods indicated (in thousands, except per share data). These statements have been derived from the consolidated financial statements contained in this report. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the consolidated financial statements included in this report.

	Year Ended September 30,
	2002	2001(1)	2000(1)
		(As Restated)(2)	(As Restated)(2)
Revenues:
License	$98,440	$260,234	$193,657
Maintenance and service	131,363	139,576	80,249

Total revenues	229,803	399,810	273,906

Cost of revenues:
License	4,318	17,376	12,572
Maintenance and service (exclusive of stock-based compensation expense of $3,277, $6,125 and $4,412 for the years ended September 30, 2002, 2001 and 2000, respectively)	42,881	68,208	34,947

Total cost of revenues	47,199	85,584	47,519

Gross profit	182,604	314,226	226,387

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $4,312, $16,540 and $16,119 for the years ended September 30, 2002, 2001 and 2000, respectively and exclusive of $5,562, $27,773 and $26,570 of business partner warrant expense for the years ended September 30, 2002, 2001 and 2000, respectively)	80,950	280,610	200,969
Research and development (exclusive of stock-based compensation expense of $(264), $4,311 and $3,475 for the years ended September 30, 2002, 2001 and 2000, respectively)	64,365	90,657	38,913
General and administrative (exclusive of stock-based compensation expense of $7,442, $34,106 and $17,660 for the years ended September 30, 2002, 2001 and 2000, respectively)	31,751	60,495	29,403
Amortization of goodwill and other intangible assets	565,778	927,586	678,466
In-process research and development	—	—	27,350
Business partner warrants, net	5,562	27,773	26,570
Stock-based compensation	14,767	61,082	41,666
Restructuring and lease abandonment costs	62,609	133,582	—
Impairment of goodwill, other intangible assets and equity investments	—	1,436,135	—
Merger related costs	—	3,643	—

Total operating expenses	825,782	3,021,563	1,043,337

Loss from operations	(643,178)	(2,707,337)	(816,950)
Interest income	7,952	18,629	15,748
Interest expense	(139)	(434)	(220)
Other income (expense)	(514)	2,155	803

Net loss before income taxes	(635,879)	(2,686,987)	(800,619)
Provision for income taxes	2,784	7,708	1,963

Net loss	$(638,663)	$(2,694,695)	$(802,582)

Net loss per share—basic and diluted	$(2.47)	$(11.02)	$(4.15)

Weighted average shares used in computing basic and diluted net loss per share	259,042	244,614	193,417

(1)	Revenues for the years ended September 30, 2001 and 2000 include the effects of certain business partner warrant expenses which have been reclassified as a reduction of revenues due to the adoption of accounting guidance contained in EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. These reclassifications, which have no effect on net operating results or earnings per share, do not affect the consolidated financial statements for any period after September 30, 2001. See Note 1 of Notes to Consolidated Financial Statements for more detailed information.
(2)	See Note 2 of Notes to Consolidated Financial Statements.

Comparison of the Fiscal Years Ended September 30, 2002 and 2001

Revenues

License

License revenues for the year ended September 30, 2002 were $98.4 million, a 62% decrease from license revenues of $260.2 million for the year ended September 30, 2001. This decrease is primarily attributable to a reduced number of license sales, reflecting the economic slowdown and the significant decline in information technology spending, and a decline in average selling prices, reflecting primarily a different product mix in the year ended September 30, 2002. We have experienced recent declines in deferred revenues that may adversely affect revenues over the long term.

We recognized license revenues of $15.3 million and $6.4 million for the years ended September 30, 2002 and 2001, respectively, from Softbank, a related party, pursuant to a long-term revenue commitment. These amounts represent 16% and 3% of license revenues for fiscal years 2002 and 2001, respectively. Our strategic relationship with Softbank has not performed to our expectations. We have in the past extended the time period over which Softbank must provide committed levels of revenue, thereby reducing their quarterly revenue commitments. Softbank is not currently in compliance with the performance levels contemplated by our strategic relationship, and we are currently in discussions to renegotiate our agreements with Softbank. There is no assurance we can achieve a mutually satisfactory amendment of these agreements. The failure to realize future revenues from Softbank at committed levels could have a material adverse impact on our business.

Our revenue adjustments described in “Recent Event” caused license revenues to increase by $608,000 in fiscal year 2002 and to decrease by $1.8 million in fiscal year 2001 and $1.6 million in fiscal year 2000.

Maintenance and service

Maintenance and service revenues for the year ended September 30, 2002 were $131.4 million, a 6% decrease from maintenance and service revenues of $139.6 million for the year ended September 30, 2001. This decrease is primarily attributable to the decline in license sales as noted above, offset by increases in our total installed base of maintenance contracts.

Cost of Revenues

License

Cost of license revenues for the year ended September 30, 2002 was $4.3 million, a 75% decrease from cost of license revenues of $17.4 million for the year ended September 30, 2001. This decrease is primarily related to a reduction in royalties payable to third parties for integrated technology, lower co-sale fees due to the reduced number of sales under co-marketing arrangements with alliance partners and a reduction in costs associated with major upgrade introductions of our products.

Maintenance and service

Cost of maintenance and service revenues for the year ended September 30, 2002 was $42.9 million, a 37% decrease from cost of maintenance and service revenues of $68.2 million year for the ended September 30, 2001. This decrease is primarily attributable to reduced license sales resulting in decreased utilization of internal consultants related to customer implementations, reduced customer support and training costs, a reduction in costs associated with major upgrade introductions of our products and, to a lesser extent, a decrease in headcount. As part of Ariba’s increased focus on delivering the Ariba Spend Management solutions to our customers, we have recently begun increasing headcount in our services organization, which will increase cost of maintenance and service revenues in the longer term.

Operating Expenses

Sales and marketing

Sales and marketing expenses include costs associated with our sales and marketing personnel and product marketing personnel and consist primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses, travel and entertainment expenses related to these personnel and the provision for doubtful accounts. Sales and marketing expenses for the year ended September 30, 2002 were $81.0 million, a 71% decrease from sales and marketing expenses of $280.6 million for the year ended September 30, 2001. The decrease is primarily attributable to the reductions in force in fiscal 2001 and in the first quarter of fiscal 2002 which resulted in a reduction of personnel and related compensation and benefits, a decrease in bonuses and commissions due to a decline in overall sales activity, the recovery of previously recorded provisions for doubtful accounts based on improved collections experience, and a reduction in our marketing programs for tradeshows and customer advisory council meetings.

During fiscal years 2001 and 2000, we added significant provisions to our allowance for doubtful accounts due to the rapid and dramatic decline of the e-commerce marketplace industry totaling $29.4 million and $14.2 million, respectively. During fiscal 2002, we determined that some of these reserves were no longer warranted due to improvements in customers’ financial condition and our ability to settle a number of at-risk accounts. As a result, for fiscal 2002, we recorded a net credit to the provision for doubtful accounts of $8.4 million. Although the restructuring of our operations in fiscal 2001 and fiscal 2002 reduced our sales and marketing expenses for fiscal 2002, these expenses may increase over the longer term.

Sales and marketing expenses for fiscal 2001 have been restated to include $11.2 million of compensation expense paid by Mr. Krach, our chairman and co-founder, to Mr. Mueller, our president and chief operating officer during a portion of this period. In addition, Mr. Mueller received $348,645 of salary, bonus and other compensation paid by us in fiscal 2001.

Research and development

Research and development expenses include costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily include employee compensation and benefits, consulting costs and the cost of software development tools and equipment. Research and development expenses for the year ended September 30, 2002 were $64.4 million, a 29% decrease from research and development expenses of $90.7 million for the year ended September 30, 2001. The decrease is primarily attributable to the reductions in force in fiscal 2001 and in the first quarter of fiscal 2002 which resulted in a reduction of personnel and related compensation and benefits and a decrease in localization of our software, partially offset by an increase for license fees due for the use of third party software. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. Although the restructuring of operations in fiscal 2001 and fiscal 2002 reduced our research and development expenses for fiscal 2002, these expenses may increase over the longer term.

General and administrative

General and administrative expenses consist primarily of compensation and benefits costs for executive, finance and administrative personnel. General and administrative expenses for the year ended September 30, 2002 were $31.8 million, a 48% decrease from general and administrative expenses of $60.5 million for the year ended September 30, 2001. The decrease is primarily attributable to various cost savings initiatives including reductions in personnel and related compensation and benefits, a reduction in implementation costs for financial and human resources infrastructure and a decrease in fees paid to outside professional services providers. Although the restructuring of our operations in fiscal 2001 and fiscal 2002 reduced our general and administrative expenses for the year ended September 30, 2002, these expenses may increase over the longer term. Over the near term and perhaps for much longer, we expect to incur significant fees and expenses relating to our recently completed accounting review and our ongoing litigation, including litigation relating to the recent restatement of our consolidated financial statements.

Amortization of goodwill and other intangible assets

Our acquisitions of TradingDynamics, Tradex and SupplierMarket in fiscal 2000 were accounted for under the purchase method of accounting. Accordingly, we recorded a total of $3.1 billion in goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired related to these acquisitions in fiscal 2000. The total amortization of goodwill and other intangible assets related to these acquisitions noted above totaled $303.5 million and $665.3 million for the years ended September 30, 2002 and 2001, respectively. In the second quarter of fiscal 2001, we recorded a $1.4 billion impairment charge relating to goodwill and other intangible assets acquired in the Tradex acquisition. See below for detailed discussion. The decrease in amortization in fiscal 2002 is primarily attributable to the reduction in carrying value of goodwill and other intangible assets due to the impairment recorded in fiscal 2001.

In fiscal 2000, we sold 5,142,858 shares of common stock with a fair market value of $834.4 million to an independent third party in connection with an intellectual property agreement. As part of the sale we received intellectual property and $47.5 million in cash. The intellectual property is valued at the difference between the fair market value of the stock being exchanged and the cash received, which is $786.9 million. This amount is classified within other intangible assets and is being amortized over three years based on the terms of the related intellectual property purchase agreement. The total amortization of this intellectual property agreement was $262.3 million for each of the years ended September 30, 2002 and 2001.

The amortization of goodwill and other intangible assets was $565.8 million and $927.6 million for the years ended September 30, 2002 and 2001, respectively.

As of September 30, 2002, we had unamortized goodwill and other intangible assets of approximately $293.9 million. Other intangible assets were being amortized on a straight-line basis over their total expected useful lives ranging from two years to three years. As a result of our adoption of SFAS No. 142 (see Note 1 of Notes to Consolidated Financial Statements) on October 1, 2002, we ceased amortization of the remaining goodwill that had a net book value of approximately $176.4 million. Other identifiable intangible assets with a net book value of approximately $117.5 million at October 1, 2002 will continue to be amortized over their remaining useful lives, substantially all of which expired in the quarter ended March 31, 2003.

As a result of the adjustments described in “Recent Event,” amortization expense for the years ended September 30, 2002 and 2001 has been reduced by $13.9 million and $13.9 million, respectively, to reflect changes in purchase accounting related to stock options issued by companies acquired in fiscal year 2000.

Business partner warrants

In the past, we have issued warrants for the purchase of our common stock to certain business partners which either vested immediately or vested on a contingent basis upon the achievement of certain milestones related to targeted revenue. For the years ended September 30, 2002, 2001 and 2000, we recognized business partner warrant expense associated with these warrants totaling $5.6 million, $27.8 million and $26.6 million, respectively. The business partner warrant expense for the years ended September 30, 2001 and 2000 excludes $6.3 million and $2.7 million, respectively, which has been recorded as a reduction of revenues in accordance with EITF No. 01-9. See Notes 1 and 11 of Notes to Consolidated Financial Statements for additional information.

In March 2000, we issued an unvested warrant to purchase up to 3,428,572 shares of our common stock, of which 2,228,572 shares have expired unexercised and 1,200,000 shares remain unvested as of September 30, 2002.

These unvested shares, if they remain unvested, will expire unexercised on a quarterly basis through March 2005. The business partner can partially vest in this warrant each quarter upon attainment of certain milestones related to revenue targets. The warrant can be earned over approximately a five-year period. During the year ended September 30, 2002, the business partner did not vest in any shares of this warrant and accordingly, no business partner warrant expense was recorded. A total of $8.5 million and $23.6 million, respectively, of business partner warrant expense was recorded for the years ended September 30, 2001 and 2000, of which $2.7 million and $250,000, respectively, has been recorded as a reduction of revenues in accordance with EITF No. 01-9. See Notes 1 and 11 of Notes to Consolidated Financial Statements for additional information. No amounts related to the unvested warrants are reflected in the accompanying consolidated financial statements.

In April 2000, we entered into an agreement with a third party as part of our vertical industry strategy to obtain a major partner in the financial services industry. In connection with the agreement, we issued warrants to purchase up to 6,776,000 shares of our common stock. Upon signing of this agreement, warrants for 1,936,000 shares of our common stock with a fair value of $56.2 million were immediately vested. The agreement provided that we would receive $25.0 million in guaranteed gainshare to be paid over a period of two years which we determined to represent partial payment for the vested warrants rather than revenue. Accordingly, $31.2 million representing the fair value of the vested warrants less the guaranteed gainshare was recorded as an intangible asset related to the strategic relationship to be amortized over the three year term of the agreement. During the third quarter of fiscal 2001, we determined that the carrying value of the intangible asset was impaired since performance under the agreement was substantially less than expected, and wrote off the remaining net book value of $17.7 million to business partner warrant expense. The guaranteed gainshare of $25.0 million was recorded as a receivable in “Other Current Assets”. A total of $7.9 million and $5.6 million, respectively, of business partner warrant expense related to this agreement was recorded for the years ended September 30, 2001 and 2000, of which $3.6 million and $2.4 million, respectively, was recorded as a reduction of revenues in accordance with EITF No. 01-9. During the quarter ended March 31, 2002, the obligation to pay the outstanding balance of $20.0 million guaranteed gainshare was settled for a cash payment of $15.0 million received in the quarter ended June 30, 2002 and the cancellation of the remaining unvested warrants to purchase 4,840,000 shares of our common stock. As a result, we recorded a charge of $5.6 million representing the uncollected receivable and related settlement costs as business partner warrant expense during the quarter ended March 31, 2002.

Stock-based compensation

We have recognized deferred stock-based compensation associated with stock options granted to employees at prices below market value on the date of grant, stock options issued to certain employees in conjunction with the consummation of the TradingDynamics and SupplierMarket acquisitions in fiscal 2000 and the issuance of restricted shares of common stock to certain senior executives, officers and employees. These amounts are included as a component of stockholders’ equity and are charged to operations over the vesting period of the options or the lapse of restrictions for the restricted stock, consistent with the method described in FIN 28. Stock-based compensation expense is presented as a separate line item in our Consolidated Statements of Operations, net of the effects of reversals related to terminated employees for cancellation of unvested stock options previously amortized to expense under FIN 28. We recorded $16.5 million of expense in the quarter ended June 30, 2001, representing the unamortized deferred stock-based compensation expense of options voluntarily cancelled pursuant to our stock option exchange program. For the years ended September 30, 2002 and 2001, stock-based compensation expense, net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	2002	2001
		(As Restated)(1)
Cost of revenues	$3,277	$6,125
Sales and marketing	4,312	16,540
Research and development	(264)	4,311
General and administrative	7,442	34,106

Total	$14,767	$61,082

(1)	See Note 2 of Notes to Consolidated Financial Statements.

Our changes in the accounting for certain stock options issued by acquired companies caused stock-based compensation expense, net of the effect of cancellations, to increase by $794,000, $24.4 million and $23.6 million in fiscal years 2002, 2001 and 2000, respectively. See “Recent Event.” As of September 30, 2002, we had an aggregate of approximately $4.5 million of deferred stock-based compensation remaining to be amortized through fiscal year 2007.

Restructuring and lease abandonment costs

In fiscal year 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. As part of the restructuring program, we restructured our worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities.

The following table details our accrued restructuring liabilities and related restructuring activity through September 30, 2002 (in thousands):

	Severance and benefits	Lease abandonment costs	Leasehold impairment	Total
Accrued restructuring costs as of September 30, 2000	$—	$—	$—	$—
Total charge to operating expense	17,493	49,442	66,647	133,582
Cash paid	(16,642)	(19,099)	—	(35,741)
Asset impairments applied to asset balances	—	—	(66,647)	(66,647)

Accrued restructuring costs as of September 30, 2001	851	30,343	—	31,194
Total charge to operating expense	4,605	58,004	—	62,609
Cash paid	(5,353)	(24,680)	—	(30,033)
Reclassification of lessee deposits	—	(1,701)	—	(1,701)

Accrued restructuring costs as of September 30, 2002	$103	$61,966	$—	62,069

Less: current portion				18,716

Accrued restructuring costs, less current portion				$43,353

Worldwide workforce reduction

Severance and benefits primarily include involuntary termination and health benefits, outplacement costs and payroll taxes. A majority of the terminations, which included sales and marketing, engineering and general and administrative personnel, were completed during the third and fourth quarters of fiscal 2001 and in the first quarter of fiscal year 2002. During the year ended September 30, 2002, $5.4 million of severance and benefits costs were paid and $4.6 million of expense was recorded as a result of involuntary terminations. As of September 30, 2002, total accrued charges for severance and benefits amounted to approximately $103,000, consisting primarily of health benefits and outplacement costs and involuntary termination costs related to our international workforce. We expect all remaining cash expenditures will be made in the near future.

Consolidation of excess facilities

Lease abandonment costs incurred to date relate to the abandonment of the remaining lease terms of excess leased facilities in Mountain View and Sunnyvale, California, Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Burlington, Massachusetts, Florham Park, New Jersey, Dallas, Texas, Hong Kong and Singapore. Total lease abandonment costs include the impairment of leasehold improvements, remaining lease liabilities and brokerage fees offset by estimated sublease income. The estimated net costs of abandoning these leased facilities, including estimated sublease costs and income, were based on market information trend analyses provided by a commercial real estate brokerage firm retained by us.

In the quarter ended June 30, 2002, we revised our original estimates and expectations for our corporate headquarters and field offices disposition efforts. This revision was a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued sharp declines in market conditions in the commercial real estate market in Northern California. Based on these factors, and consultation with an independent appraisal firm retained by us, an additional charge to lease abandonment costs of $57.3 million was recorded in the quarter ended June 30, 2002.

During the year ended September 30, 2002, we made net cash payments totaling $24.7 million relating to the abandoned facilities (including $1.8 million for early terminations) and reclassified deposits made by lessees totaling $1.7 million to accrued liabilities. As of September 30, 2002, $62.0 million of lease abandonment costs, net of anticipated sublease income of $232.4 million, remains accrued and is expected to be utilized by fiscal 2013. Actual sublease payments due to us under noncancelable subleases of excess facilities totaled $62.7 million as of September 30, 2002, and the remainder of anticipated sublease income represents management’s best estimates. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at September 30, 2002, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on our operating results and cash position. For example, a change in assumed market lease rates of $0.25 per square foot per month for the next 10 years, with all other assumptions remaining the same, would change the estimated lease abandonment loss of our Sunnyvale, California headquarters by approximately $11.0 million.

Impairment of goodwill, other intangible assets and equity investments

In the quarter ended March 31, 2001, we recorded a $1.4 billion impairment charge relating to goodwill and other intangible assets acquired in the Tradex acquisition as part of an impairment assessment of goodwill and identifiable intangible assets recorded in connection with our various acquisitions. The assessment was performed primarily due to the significant decline in our stock price, the net book value of assets significantly exceeding our market capitalization, the significant underperformance of this acquisition relative to projections and the overall decline in industry growth rates, which indicated that this trend could continue for an indefinite period.

During the quarters ended March 31, 2001 and September 30, 2001, we determined that certain equity investments in privately held companies had sustained a decline in value that was considered other-than-temporary. We recorded a charge to operations of $24.4 million and $4.3 million during the quarters ended March 31, 2001 and September 30, 2001, respectively, to write down these investments to their estimated fair values.

There was no impairment charge related to goodwill or other intangible assets recorded in fiscal year 2002. An impairment charge of $1.0 million was recorded to write down equity investments in fiscal year 2002.

Merger related costs

On January 29, 2001, we signed a definitive agreement to acquire Agile Software Corporation (“Agile”), a provider of collaborative commerce solutions. However, Ariba and Agile mutually agreed to terminate their proposed merger without payment of any termination fees due to challenging economic and market conditions. We incurred costs related to the proposed acquisition totaling $3.6 million related to financial advisor and other professional fees, which were all expensed during the quarter ended March 31, 2001. Our revenue and operating expense adjustments described in “Recent Event” reduced previously reported merger related costs by $5.6 million.

Interest income

Interest income for the year ended September 30, 2002 was $8.0 million, a decrease of 57% from interest income of $18.6 million for the year ended September 30, 2001. The decrease was primarily attributable to lower invested cash, cash equivalents and investment balances during fiscal 2002 and a decline in interest rates during the year.

Minority interests

In December 2000, our consolidated subsidiary, Nihon Ariba K.K., issued and sold approximately 41% of its common stock for cash consideration of approximately $40.0 million to Softbank, a Japanese corporation and its subsidiaries (collectively, “Softbank”). In April 2001, Nihon Ariba K.K. issued and sold an additional 2% of its common stock for cash consideration of approximately $4.0 million to third parties. Prior to the transactions, we held 100% of the equity of Nihon Ariba K.K. in the form of common stock. Nihon Ariba K.K.’s operations consist of the marketing, distribution, service and support of our products in Japan.

As of September 30, 2002 and 2001, minority interest of approximately $12.1 million and $12.9 million, respectively, was recorded on the Consolidated Balance Sheets in order to reflect the share of the net assets of Nihon Ariba K.K. held by minority investors. In addition, we recognized approximately $180,000 and $4.3 million as an increase to other income for the minority interest’s share of Nihon Ariba K.K.’s loss for the years ended September 30, 2002 and 2001, respectively.

In April 2001, our consolidated subsidiary, Ariba Korea, Ltd., issued and sold approximately 42% of its common stock for cash consideration of approximately $8.0 million to Softbank. Prior to the transaction, we held 100% of the equity of Ariba Korea, Ltd. in the form of common stock. Ariba Korea, Ltd.’s operations consist of the marketing, distribution, service and support of our products in Korea.

As of September 30, 2002 and 2001, minority interest of approximately $2.9 million and $2.8 million, respectively, was recorded on the Consolidated Balance Sheets in order to reflect the share of the net assets of Ariba Korea, Ltd. held by minority investors. We also recognized approximately $106,000 and $370,000 as other income for the minority interest’s share of Ariba Korea, Ltd.’s loss for the years ended September 30, 2002 and 2001, respectively.

Our relationship with Softbank has not performed to our expectations, and we are reviewing ways to improve the performance of this relationship. The failure to realize future revenues from Softbank at committed levels could have a material adverse impact on our business. Softbank is not currently in compliance with the performance levels contemplated by our strategic relationship, and we are currently in discussions to renegotiate our agreements with Softbank. There is no assurance we can achieve a mutually satisfactory amendment of these agreements.

Provision for income taxes

We recorded income tax expense of $2.8 million and $7.7 million, primarily relating to our international subsidiaries, for the years ended September 30, 2002 and 2001, respectively. See “Recent Event”.

As of September 30, 2002, we had net operating loss carryforwards for federal and state tax purposes of approximately $1.2 billion and $613.8 million, respectively. These federal and state carryforwards expire in various years from fiscal year 2010 through fiscal year 2022 and from fiscal year 2004 through fiscal year 2012, respectively. The State of California has temporarily suspended the ability to utilize California net operating loss carryforwards for the 2002 and 2003 tax years. We had research credit carryforwards for federal and state tax purposes of approximately $29.6 million and $21.6 million, respectively. If not utilized, the federal carryforwards will expire in various years from fiscal 2011 through fiscal year 2022. The state research credit will carry forward indefinitely. We also had manufacturer’s credit carryforwards for state tax purposes of approximately $2.0 million, which will expire in various years from fiscal year 2006 through fiscal year 2010.

The Internal Revenue Code of 1986, and applicable state tax laws, impose substantial restrictions on our ability to utilize net operating losses and tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. Our federal and state tax losses and tax credit carryforwards incurred through that date of change are subject to an annual limitation.

In connection with restating our consolidated financial statements as discussed above, we treated the settlement of a foreign tax withholding claim as a subsequent event for purposes of our consolidated financial statements for fiscal year 2002. As a result, a one-time benefit of $2.7 million included in our preliminary financial statement information for the quarter ended December 31, 2002 announced on January 23, 2003 has been included instead in our consolidated financial statements for fiscal year 2002.

Comparison of the Fiscal Years Ended September 30, 2001 and 2000

Revenues

License

License revenues for the year ended September 30, 2001 were $260.2 million, a 34% increase over license revenues of $193.7 million for the year ended September 30, 2000. This increase was primarily attributable to continued market acceptance of and demand for our products, an increase in sales to new customers resulting from increased headcount in our sales force, the establishment of several strategic relationships and the expansion of our business domestically and internationally. This increase, which occurred primarily in the first half of fiscal 2001, was partially offset by a decline in demand for our products in the third and fourth quarters of fiscal 2001 resulting in a reduced number of license sales and a modest decline in average selling prices due to an economic slowdown and the significant decline in information technology spending. Our revenue adjustments described in “Recent Event” caused license revenues to decrease by $1.8 million in fiscal year 2001 and $1.6 million in fiscal year 2000.

Maintenance and service

Maintenance and service revenues for the year ended September 30, 2001 were $139.6 million, a 74% increase over maintenance and service revenues of $80.2 million for the year ended September 30, 2000. The increase was primarily attributable to the growth of our licensing activity described above, which has resulted in increased revenues from customer implementations and maintenance contracts and, to a lesser extent, renewals of recurring maintenance and training fees.

Cost of Revenues

License

Cost of license revenues for the year ended September 30, 2001 was $17.4 million, an increase of 38% over cost of license revenues of $12.6 million for the year ended September 30, 2000. The increase in cost of license revenues was primarily related to increased sales volumes, product costs associated with major upgrade introductions of our products, an increase in royalties payable to third parties for integrated technology, and an increase in co-sale fees due to higher alliance partner sales occurring primarily in the first half of the fiscal year. This increase was partially offset by a general decline in demand for our products resulting in a reduction of license sales and the related cost of license revenues in the third and fourth quarters of fiscal 2001.

Maintenance and service

Cost of maintenance and service revenues for the year ended September 30, 2001 was $68.2 million, an increase of 95% over cost of maintenance and service revenues of $34.9 million for the year ended September 30, 2000. The increase was primarily attributable to increased Ariba Supplier Network engineering costs, growth in licensing activity resulting in additional service costs related to customer implementations, customer support and training costs, and costs associated with major upgrade introductions of our products.

Operating Expenses

Sales and marketing

Sales and marketing expenses for the year ended September 30, 2001 were $280.6 million, an increase of 40% over sales and marketing expenses of $201.0 million for the year ended September 30, 2000. The increase was primarily attributable to increased compensation for sales and marketing personnel, domestically and internationally, as a result of increased sales through internal growth and acquisitions, increases in management bonuses, expanded marketing programs for tradeshows and customer advisory council meetings, the expansion of our corporate headquarters and international sales offices, an increase in our allowance for doubtful accounts and, to a lesser extent, related overhead. For the years ended September 30, 2001 and 2000, we recorded provisions for doubtful accounts of $29.4 million and $14.2 million, respectively. Provisions for doubtful accounts were increased substantially during the first two quarters of fiscal 2001 as a result of the effects of the economic slowdown and its impact on the operations of certain emerging electronic commerce customers together with the rapid increase of sales for all products since the latter part of fiscal 2000. As a result, although we did not make significant changes in payment terms, we enhanced our collection efforts and reviewed our credit approval policies. Sales and marketing expenses for fiscal years 2001 and 2000 have been restated to include $11.1 million and $43,000, respectively, of compensation expense paid by a significant stockholder and director of the Company to a former executive.

Research and development

Research and development expenses for the year ended September 30, 2001 were $90.7 million, an increase of 133% over research and development expenses of $38.9 million for the year ended September 30, 2000. The increase was primarily attributable to increases in compensation for research and development personnel from the prior year due to internal growth and acquisitions, globalization of our products and increases in localization of our software and, to a lesser extent, related overhead.

General and administrative

General and administrative expenses for the year ended September 30, 2001 were $60.5 million, an increase of 106% over general and administrative expenses of $29.4 million for the year ended September 30, 2000. The increase was primarily attributable to an increase in compensation for finance, accounting, legal, human resources and information technology support personnel from our internal growth and acquisitions both domestically and internationally, fees paid to outside professional service providers, increased management bonuses, and implementation costs to expand our financial and human resources infrastructure and, to a lesser extent, related overhead.

Amortization of goodwill and other intangible assets

Our acquisitions of TradingDynamics, Tradex and SupplierMarket were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired. The amortization of goodwill and other intangible assets related to these acquisitions was $665.3 million and $529.3 million for the years ended September 30, 2001 and 2000, respectively.

As discussed above, in fiscal 2000 we sold 5,142,858 shares of common stock with a fair market value of $834.4 million to an independent third party in connection with an intellectual property agreement. The total amortization of this intellectual property agreement was $262.3 million and $149.2 million for the years ended September 30, 2001 and 2000, respectively.

The total amortization of goodwill and other intangible assets was $927.6 million and $678.5 million for the years ended September 30, 2001 and 2000, respectively. These amounts exclude $25.6 million and $5.6 million of business partner warrant expense and related impairment charge recorded for the years ended September 30, 2001 and 2000, respectively, that are included in the accompanying Consolidated Statements of Operations as business partner warrant expense. See Notes 1, 6 and 11 of Notes to Consolidated Financial Statements for additional information.

As a result of the adjustments described in “Recent Event”, amortization expense for the years ended September 30, 2001 and 2000 has been reduced by $13.9 million and $10.1 million, respectively, to reflect changes in purchase accounting related to stock options issued by companies acquired in fiscal year 2000.

In-process research and development

In connection with the acquisitions of TradingDynamics, Tradex and SupplierMarket, we allocated $950,000, $11.8 million, and $14.6 million, respectively, as in-process research and development for a total of $27.4 million for the year ended September 30, 2000. There were no acquisitions completed in the year ended September 30, 2001. See Note 6 of Notes to Consolidated Financial Statements for more detailed information regarding the accounting treatment of these acquisitions.

Business partner warrants

As discussed above, we have issued warrants for the purchase of our common stock to certain business partners which vest either immediately or based upon the achievement of certain milestones related to targeted revenue. For the years ended September 30, 2001 and 2000, we recognized business partner warrant expense associated with these warrants in the aggregate amounts of $27.8 million and $26.6 million, respectively, which exclude $6.3 million and $2.7 million, respectively, that have been reclassified as a reduction of revenues in accordance with EITF No. 01-9. See Note 11 of Notes to Consolidated Financial Statements for more detailed information.

Stock-based compensation

As discussed above, we have recognized deferred stock-based compensation associated with stock options granted to employees at prices below market value on the date of grant, unvested stock options issued to certain employees in conjunction with the consummation of the TradingDynamics and SupplierMarket acquisitions in fiscal 2000 and the issuance of restricted shares of common stock to certain senior executives, officers and employees. In fiscal 2001, we recorded $4.0 million of stock-based compensation expense for the grant of 2.0 million restricted shares in connection with the severance of a former executive, which was classified as a general and administrative expense. In the quarter ended June 30, 2001, we recorded $16.5 million of expense representing the unamortized deferred stock-based compensation expense of options voluntarily cancelled pursuant to our stock option exchange program. For the years ended September 30, 2001 and 2000, stock-based compensation expense, net of the effects of cancellations, was attributable to various operating expense categories as follows (in thousands):

	2001	2000
	(As Restated)(1)
Cost of revenues	$6,125	$4,412
Sales and marketing	16,540	16,119
Research and development	4,311	3,475
General and administrative	34,106	17,660

Total	$61,082	$41,666

(1)	See Note 2 of Notes to Consolidated Financial Statements.

Our changes in the accounting for certain stock options issued by acquired companies caused stock-based compensation expense, net of the effect of cancellations, to increase by $24.4 million in fiscal year 2001 and $23.6 million in fiscal year 2000. See “Recent Event.”

Restructuring and lease abandonment costs

As discussed above, we initiated a restructuring program in the third quarter of fiscal 2001. As part of the restructuring program, we restructured our worldwide operations including a reduction in workforce of approximately 1,100 individuals and the consolidation of our operating facilities. The restructuring resulted in a total charge for the year ended September 30, 2001 of $133.6 million, which includes severance and benefits charges, lease abandonment costs and leasehold impairment charges. See Note 8 of Notes to Consolidated Financial Statements for more detailed information.

Impairment of goodwill, other intangible assets and equity investments

As discussed above, in the quarter ended March 31, 2001, we recorded a $1.4 billion impairment charge relating to goodwill and other intangible assets acquired in the Tradex acquisition as a result of an ongoing impairment assessment of goodwill and identifiable assets recorded in connection with our various acquisitions.

As also discussed above, during the year ended September 30, 2001, we incurred an impairment charge of $28.7 million in fiscal 2001 relating to certain equity investments in privately held companies.

There were no impairment charges related to goodwill, other intangible assets and equity investments recorded in fiscal 2000. See Notes 4 and 6 of Notes to Consolidated Financial Statements for more detailed information.

Merger related costs

We incurred merger related costs totaling $3.6 million during fiscal year 2001 in connection with our cancelled plans to acquire Agile. These expenses are related to financial advisor and other professional fees. Our revenue and operating expense adjustments described in “Recent Event” reduced previously reported merger related costs by $5.6 million.

Interest income

During the year ended September 30, 2001, interest income was $18.6 million, an increase of 18% over interest income of $15.7 million for the year ended September 30, 2000. The increase is attributable to higher average cash balances during fiscal 2001.

Minority interests

As of September 30, 2001, minority interest of approximately $12.9 million was recorded on the Consolidated Balance Sheets in order to reflect the share of the net assets of Nihon Ariba K.K. held by minority investors. In addition, we recognized approximately $4.3 million as an increase to other income for the minority interest’s share of Nihon Ariba K.K.’s loss for the year ended September 30, 2001.

As of September 30, 2001, minority interest of approximately $2.8 million was recorded on the Consolidated Balance Sheets in order to reflect the share of the net assets of Ariba Korea, Ltd. held by minority investors. We also recognized approximately $370,000 as other income for the minority interest’s share of the Ariba Korea, Ltd. loss for the year ended September 30, 2001.

Provision for income taxes

We recorded income tax expense, primarily relating to our international subsidiaries, of $7.7 million and $2.0 million for the years ended September 30, 2001 and 2000, respectively. See “Recent Event”.

Liquidity and Capital Resources

As of September 30, 2002, we had $157.3 million in cash, cash equivalents and short-term investments, $88.0 million in long-term investments and $30.3 million in restricted cash, for total cash and investments of $275.6 million, and $25.7 million in working capital. All significant cash and investments are held in accounts in the United States except for approximately $44.0 million and $7.0 million held by Nihon Ariba K.K. and Ariba Korea, Ltd, respectively, our majority-owned subsidiaries in Japan and Korea, respectively, in foreign accounts to fund their activities and operations. As of September 30, 2001, we had $217.9 million in cash, cash equivalents and short-term investments, $43.1 million in long-term investments and $32.6 million in restricted cash, for total cash and investments of $293.6 million, and $68.9 million in working capital. Our working capital declined $43.2 million from September 30, 2001 to September 30, 2002, reflecting a reduction of current assets by $102.3 million primarily due to a $44.9 million reduction related to transfers of investments to non-current investments due to longer maturities, a reduction of $2.0 million in the current portion of restricted cash due to the release of a security deposit for our headquarters, a $19.4 million reduction in accounts receivable, and a $20.0 million reduction in prepaid expenses and other current assets due to the collection and settlement of a business partner receivable. These reductions were partially offset by a $59.1 million reduction of current liabilities due to our reduced level of operating expenses.

As a result of the adjustments described in “Recent Event,” our consolidated statements of cash flows have been restated to reflect the reclassification of amounts received in connection with business partner warrants from operating activities to financing activities. The effect of these adjustments is to increase net cash used in operating activities by $15.0 million and $5.0 million for fiscal years 2002 and 2001, respectively, and to increase net cash provided by financing activities by $15.0 million and $5.0 million for fiscal years 2002 and 2001, respectively.

Net cash used in operating activities was approximately $40.7 million for the year ended September 30, 2002, compared to $69.5 million of net cash used in operating activities for the year ended September 30, 2001. Net cash used in operating activities for the year ended September 30, 2002 is primarily attributable to decreases in accounts payable, accrued compensation and related liabilities, accrued liabilities and deferred revenue, and to an extent, the net loss for the period (less non-cash expenses). These cash flows used in operating activities were partially offset by decreases in accounts receivable and prepaid expenses and other assets and an increase in our restructuring and lease abandonment costs.

Net cash provided by investing activities was approximately $30.4 million for the year ended September 30, 2002 compared to $139.7 million of net cash used in investing activities for the year ended September 30, 2001. Net cash provided by investing activities for the year ended September 30, 2002 is primarily attributable to the redemption of investments, net of purchases. Although the recent restructuring of our operations will reduce our capital expenditures over the near term, these expenditures may increase over the longer term.

Net cash provided by financing activities was approximately $26.0 million for the year ended September 30, 2002 compared to $88.3 million of net cash provided by financing activities for the year ended September 30, 2001. Net cash provided by financing activities for the year ended September 30, 2002 is primarily from the proceeds related to the issuance of business partner warrants and the exercise of stock options.

In March 2000, we entered into a new facility lease agreement for approximately 716,000 square feet constructed in four office buildings and an amenities building in Sunnyvale, California for our headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013.

Minimum monthly lease payments are $2.2 million and will escalate annually with the total future minimum lease payments amounting to $342.0 million over the lease term. We also contributed $80.0 million towards leasehold improvement costs of the facility and for the purchase of equipment and furniture, of which approximately $49.2 million was written off in connection with the abandonment of excess facilities. In the quarter ended March 31, 2002, a certificate of deposit totaling $2.2 million as a security deposit for our headquarters was released. As part of this agreement, we are required to hold certificates of deposit totaling $25.7 million as of September 30, 2002, as a form of security through fiscal 2013, which is classified as restricted cash on our Consolidated Balance Sheets.

Future minimum lease payments under all noncancelable capital and operating leases are as follows as of September 30, 2002 (in thousands):

Year ending September 30,	Capital leases	Operating leases
2003	$106	$38,649
2004	—	38,703
2005	—	37,838
2006	—	37,040
2007	—	33,338
Thereafter	—	193,831

Total minimum lease payments	$106	$379,399

Operating lease payments shown above exclude lease payments due to us under noncancelable subleases of excess facilities, which amounted to $62.7 million as of September 30, 2002. Interest expense related to capital lease obligations is immaterial for all periods presented.

Other than the obligations identified above, we do not have any other fixed obligations or commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do have standby letters of credit, which are cash collateralized. These instruments are issued by our banks in lieu of a cash security deposit required by landlords for our real estate leases. We have approximately $29.5 million in standby letters of credit related to real estate lease requirements classified as restricted cash on our Consolidated Balance Sheets.

We expect to incur significant operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. We anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, our ability to manage infrastructure costs and the outcomes of our subleasing activities related to the costs of abandoning excess leased facilities and the level of expenditures relating to our recently completed accounting review and ongoing litigation.

Additionally, on October 22, 2002, we announced that our Board of Directors has authorized the repurchase of up to $50 million of our currently outstanding common stock to reduce the dilutive effect of our stock option and purchase plans. Stock purchases under the common stock repurchase program are expected to be made periodically in the open market based on market conditions. Cash flows from operations and existing cash balances may be used to repurchase our common stock. As a result, we may incur a significant impact on cash flows and cash balances.

Although our existing cash, cash equivalents and investment balances together with our anticipated cash flow from operations should be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months, given the significant changes in our business and results of operations in the last 12 to 18 months, the fluctuation in cash, cash equivalents and investments balances may be greater than presently anticipated. See “Risk Factors.” After the next 12 months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that we record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long lived assets that resulted from the acquisition, construction, development, and/or normal use of the assets. We would also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. Our adoption of SFAS No. 143 effective October 1, 2002 did not have a significant impact on our consolidated financial statements. However, in the event that we make alterations to certain leased facilities in the future, our landlord may be entitled to require us to restore the property upon termination of the related lease at our expense. As such, any significant alterations might have a material impact on our consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001 are amortized until the adoption of SFAS No. 142, after which only intangible assets with definite useful lives will continue to be amortized. Our adoption of SFAS No. 142 effective on October 1, 2002 did not result in a transitional impairment charge, change of useful lives or residual values of intangible assets acquired, or the reclassification of existing intangible assets to conform with new classification criteria in SFAS No. 141. We will perform an annual goodwill impairment test during the fourth quarter of each fiscal year. There can be no assurance that at the time the test is completed an impairment charge may not be recorded.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121 an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. We adopted the provisions of SFAS No. 144 effective October 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on our Consolidated Financial Statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore does not meet the requirement for recognizing a liability and related expense. SFAS No. 146 only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. We are required to adopt SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. We are evaluating this new standard but expect that the effects of adoption, if any, would relate solely to exit or disposal activities undertaken in the future.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock Based Compensation and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. We do not believe that adoption of SFAS No. 148 will have a material effect on our financial condition or results of operations. We will continue to apply the intrinsic value method of accounting prescribed by APB No. 25, Accounting for Stock Issued to Employees.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003 the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. The application of FIN 46 is not expected to have a material effect on the Company’s condensed consolidated financial statements. The Company does not have any variable interest entities, therefore this Interpretation is not expected to have an impact on its consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We develop products in the United States and market our products in the United States, Latin America, Europe, Middle East, Canada, Australia and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. For the years ended September 30, 2002, 2001 and 2000, approximately 32%, 27% and 19%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

We use derivative instruments to manage risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to reduce our net exposures, by currency, related to the monetary assets and liabilities of our foreign operations denominated in local currency. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The forward contracts do not qualify for hedge accounting and accordingly, all of these instruments are marked to market at each balance sheet date by a charge to other income (expense). We believe that these forward contracts do not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts are generally offset by losses and gains on the underlying assets and liabilities. We do not use derivatives for trading or speculative purposes. All contracts have a maturity of less than one year.

The following table provides information about our foreign exchange forward contracts outstanding as of September 30, 2002 (in thousands):

		Contract Value		Unrealized Gain (Loss) in USD
Foreign Currency	Buy/Sell	Currency	USD
Swiss Francs	Buy	740	$494	$0
Singapore Dollars	Buy	630	$358	$(5)
European Currency Units	Buy	260	$254	$0

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of September 30, 2002. We had no foreign exchange forward contracts in place prior to fiscal 2001.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains and losses of approximately $100,000. In all material aspects, these exchange gains and losses would be fully offset by exchange losses and gains on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from other foreign currency exposures.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified investments, consisting only of investment grade securities such as debt, equity or both. We do hold investments in both fixed rate and floating rate interest earning instruments, and both carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. Our investments may fall short of expectations due to changes in market conditions and as such we may suffer losses at the time of sale due to the decline in market value. All investments in the table below are carried at market value, which approximates cost.

The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio (in thousands, except for interest rates).

	Year ending September 30, 2003	Year ending September 30, 2004	Year ending September 30, 2005	Thereafter	Total
Cash equivalents	$114,747	$—	$—	$—	$114,747
Average interest rate	1.06%	—	—	—	1.06%
Investments	$70,346	$59,318	$28,652	—	$158,316
Average interest rate	3.48%	4.45%	4.72%	—	4.07%

Total investment securities	$185,093	$59,318	$28,652	$—	$273,063

Note that these amounts exclude equity investments and uninvested cash of $3.8 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and the related notes thereto, of the Company and the Report of Independent Auditors are filed as a part of this Form 10-K.

The Consolidated Financial Statements as of and for the years ended September 30, 2001 and 2000 have been restated as described in Note 2 of Notes to Consolidated Financial Statements.

Independent Auditors’ Report

The Board of Directors and Stockholders

Ariba, Inc.:

We have audited the accompanying consolidated balance sheets of Ariba, Inc. and subsidiaries (the Company) as of September 30, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2002. Our audits also included the related financial statement schedule listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ariba, Inc. and subsidiaries at September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, the consolidated balance sheet as of September 30, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended September 30, 2001 and 2000 have been restated. Additionally, the related financial statement schedule listed in Item 15(a) has been restated.

/s/    KPMG LLP

Mountain View, California

April 9, 2003

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2002	September 30, 2001
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$86,935	$71,971
Short-term investments	70,346	145,931
Restricted cash	800	2,800
Accounts receivable, net of allowance for doubtful accounts of $5,171 and $14,454 in 2002 and 2001, respectively	7,984	27,336
Prepaid expenses and other current assets	15,590	35,963

Total current assets	181,655	284,001
Property and equipment, net	29,168	50,353
Long-term investments	87,970	43,109
Restricted cash	29,482	29,771
Other assets	2,428	3,007
Goodwill and other intangible assets, net	293,915	860,043

Total assets	$624,618	$1,270,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,187	$27,395
Accrued compensation and related liabilities	30,411	48,705
Accrued liabilities	39,029	55,128
Restructuring costs	18,716	18,339
Deferred revenue	52,459	65,191
Current portion of other long-term liabilities	106	296

Total current liabilities	155,908	215,054
Restructuring costs, net of current portion	43,353	12,855
Deferred revenue, net of current portion	99,302	107,055
Other long-term liabilities, net of current portion	—	106

Total liabilities	298,563	335,070

Minority interests	15,027	15,720

Commitments and contingencies (Note 8)

Stockholders’ equity:
Convertible preferred stock, $.002 par value; 20 million shares authorized; no shares issued and outstanding as of September 30, 2002 and 2001, respectively	—	—
Common stock, $.002 par value; 1.5 billion shares authorized; 265,668,855 and 259,850,000 shares issued and outstanding as of September 30, 2002 and 2001, respectively	531	520
Additional paid-in capital	4,497,288	4,497,851
Deferred stock-based compensation	(4,507)	(35,496)
Accumulated other comprehensive loss	(1,412)	(1,172)
Accumulated deficit	(4,180,872)	(3,542,209)

Total stockholders’ equity	311,028	919,494

Total liabilities and stockholders’ equity	$624,618	$1,270,284

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended September 30,
	2002	2001	2000
		(As Restated)	(As Restated)
Revenues:
License	$98,440	$260,234	$193,657
Maintenance and service	131,363	139,576	80,249

Total revenues	229,803	399,810	273,906

Cost of revenues:
License	4,318	17,376	12,572
Maintenance and service (exclusive of stock-based compensation expense of $3,277, $6,125 and $4,412 for the years ended September 30, 2002, 2001 and 2000, respectively)	42,881	68,208	34,947

Total cost of revenues	47,199	85,584	47,519

Gross profit	182,604	314,226	226,387

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $4,312, $16,540 and $16,119 for the years ended September 30, 2002, 2001 and 2000, respectively and exclusive of $5,562, $27,773 and $26,570 of business partner warrant expense for the years ended September 30, 2002, 2001 and 2000, respectively)	80,950	280,610	200,969
Research and development (exclusive of stock-based compensation expense of $(264), $4,311 and $3,475 for the years ended September 30, 2002, 2001 and 2000, respectively)	64,365	90,657	38,913
General and administrative (exclusive of stock-based compensation expense of $7,442, $34,106 and $17,660 for the years ended September 30, 2002, 2001 and 2000, respectively)	31,751	60,495	29,403
Amortization of goodwill and other intangible assets	565,778	927,586	678,466
In-process research and development	—	—	27,350
Business partner warrants, net	5,562	27,773	26,570
Stock-based compensation	14,767	61,082	41,666
Restructuring and lease abandonment costs	62,609	133,582	—
Impairment of goodwill, other intangible assets and equity investments	—	1,436,135	—
Merger related costs	—	3,643	—

Total operating expenses	825,782	3,021,563	1,043,337

Loss from operations	(643,178)	(2,707,337)	(816,950)
Interest income	7,952	18,629	15,748
Interest expense	(139)	(434)	(220)
Other income (expense)	(514)	2,155	803

Net loss before income taxes	(635,879)	(2,686,987)	(800,619)
Provision for income taxes	2,784	7,708	1,963

Net loss	$(638,663)	$(2,694,695)	$(802,582)

Net loss per share—basic and diluted	$(2.47)	$(11.02)	$(4.15)

Weighted average shares used in computing net loss per share—basic and diluted	259,042	244,614	193,417

Comprehensive loss:
Net loss	$(638,663)	$(2,694,695)	$(802,582)

Unrealized gain (loss) on investments	463	2,184	(523)
Foreign currency translation adjustment	(703)	(2,438)	(174)

Other comprehensive loss	(240)	(254)	(697)

Comprehensive loss	$(638,903)	$(2,694,949)	$(803,279)

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
			(As Restated)	(As Restated)		(As Restated)	(As Restated)
Balances at September 30, 1999	181,756,264	$364	$191,150	$(24,178)	$(221)	$(44,932)	$122,183
Exercise of stock options	12,715,386	25	19,240	—	—	—	19,265
Issuance of common stock	6,657,881	13	843,504	—	—	—	843,517
Issuance of common stock related to acquisitions	46,583,322	92	3,291,578	—	—	—	3,291,670
Exercise of warrants for common stock	264,779	1	(1)	—	—	—	—
Repurchase of common stock	(160,950)	—	(77)	—	—	—	(77)
Deferred stock-based compensation, net, as restated	—	—	44,065	(44,065)	—	—	—
Deferred stock-based compensation related to acquisition, as restated	—	—	—	(124,620)	—	—	(124,620)
Business partner warrant	—	—	79,850	—	—	—	79,850
Amortization of stock-based compensation, as restated	—	—	6,139	35,527	—	—	41,666
Stockholder contribution, as restated	—	—	43	—	—	—	43
Unrealized investment loss, net	—	—	—	—	(523)	—	(523)
Foreign currency translation adjustment	—	—	—	—	(174)	—	(174)
Net loss, as restated	—	—	—	—	—	(802,582)	(802,582)

Balances at September 30, 2000(1)	247,816,682	$495	$4,475,491	$(157,336)	$(918)	$(847,514)	$3,470,218
Exercise of stock options	8,161,098	17	21,191	—	—	—	21,208
Issuance of common stock	1,641,402	3	11,363	—	—	—	11,366
Exercise of warrants for common stock	387,027	1	(1)	—	—	—	—
Repurchase of common stock	(1,898,709)	(4)	(640)	—	—	—	(644)
Issuance of restricted stock	3,742,500	8	(8)	—	—	—	—
Deferred stock-based compensation, net	—	—	25,901	(25,901)	—	—	—
Deferred stock-based compensation due to cancellations, as restated	—	—	(90,245)	90,245	—	—	—
Business partner warrant	—	—	8,485	—	—	—	8,485
Amortization of stock-based compensation, as restated	—	—	(414)	57,496	—	—	57,082
Gain on sale of subsidiaries common stock	—	—	31,600	—	—	—	31,600
Stockholder contributions, as restated	—	—	15,128	—	—	—	15,128
Unrealized investment gain, net	—	—	—	—	2,184	—	2,184
Foreign currency translation adjustment	—	—	—	—	(2,438)	—	(2,438)
Net loss, as restated	—	—	—	—	—	(2,694,695)	(2,694,695)

Balances at September 30, 2001(1)	259,850,000	$520	$4,497,851	$(35,496)	$(1,172)	$(3,542,209)	$919,494
Exercise of stock options	3,000,343	6	5,127	—	—	—	5,133
Issuance of common stock	2,503,713	5	6,611	—	—	—	6,616
Repurchase of common stock	(1,784,933)	(4)	(468)	—	—	—	(472)
Issuance of restricted stock	3,585,858	7	(7)	—	—	—	—
Forfeiture of restricted stock	(1,486,126)	(3)	3	—	—	—	—
Deferred stock-based compensation, net	—	—	(14,826)	18,826	—	—	4,000
Business partner warrant	—	—	(11)	—	—	—	(11)
Amortization of stock-based compensation	—	—	2,604	12,163	—	—	14,767
Equity adjustment related to subsidiaries equity transactions	—	—	404	—	—	—	404
Unrealized investment gain, net	—	—	—	—	463	—	463
Foreign currency translation adjustment	—	—	—	—	(703)	—	(703)
Net loss	—	—	—	—	—	(638,663)	(638,663)

Balances at September 30, 2002	265,668,855	$531	$4,497,288	$(4,507)	$(1,412)	$(4,180,872)	$311,028

(1)	As restated—See Note 2 of Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2002	2001	2000
		(As Restated)	(As Restated)
Operating activities:
Net loss	$(638,663)	$(2,694,695)	$(802,582)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provisions for (recovery of) doubtful accounts	(8,444)	29,390	14,200
Depreciation and amortization	592,259	957,890	686,161
Stock-based compensation	14,767	61,082	41,666
Compensation recorded for stockholder contributions	—	15,128	43
In-process research and development	—	—	27,350
Impairment of equity investments	—	28,665	—
Impairment of goodwill and other intangible assets	—	1,407,470	—
Impairment (recovery) of leasehold improvements	(2,182)	66,647	—
Business partner warrant expense	5,562	34,076	29,278
Software for cost method investments	—	—	13,134
Minority interests in net loss of consolidated subsidiaries	(289)	(4,632)	—
Changes in operating assets and liabilities:
Accounts receivable	27,861	4,955	(61,092)
Prepaid expenses and other assets	390	(8,008)	(55,208)
Accounts payable	(12,208)	(27,577)	49,280
Accrued compensation and related liabilities	(18,294)	(9,716)	42,947
Accrued liabilities	(11,827)	67,037	(21,851)
Restructuring and lease abandonment costs	30,875	31,194	—
Deferred revenue	(20,485)	(28,388)	147,671

Net cash provided by (used in) operating activities	(40,678)	(69,482)	110,997

Investing activities:
Purchases of property and equipment, net of acquisitions	(3,111)	(91,255)	(47,186)
Proceeds from the sales of investments	210,884	211,475	109,960
Purchase of investments	(179,697)	(259,379)	(133,299)
Cash acquired from acquisitions	—	—	104,480
Direct merger costs	—	—	(43,566)
Allocation from (to) restricted cash, net	2,289	(534)	(31,237)

Net cash provided by (used in) investing activities	30,365	(139,693)	(40,848)

Financing activities:
Principal payments on lease obligations	(297)	(538)	(794)
Proceeds from issuance of business partner warrants.	15,000	5,000	—
Proceeds from issuance of common stock	11,749	32,574	75,853
Proceeds from subsidiary stock offering	—	51,951	—
Repurchase of common stock	(472)	(644)	(77)

Net cash provided by financing activities	25,980	88,343	74,982

Net increase (decrease) in cash and cash equivalents	15,667	(120,832)	145,131
Effect of exchange rate changes	(703)	(2,438)	(174)
Cash and cash equivalents at beginning of year	71,971	195,241	50,284

Cash and cash equivalents at end of year	$86,935	$71,971	$195,241

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$415	$194

Cash paid for taxes	$2,576	$1,190	$134

Non-cash investing and financing activities:
Common stock and options issued for acquisitions, net of cash acquired, as restated	$—	$—	$3,187,190

Common stock issued for intellectual property, net of cash acquired	$—	$—	$786,929

Stockholder contributions, as restated	$—	$15,128	$43

See accompanying notes to consolidated financial statements

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company”), provides Enterprise Spend Management solutions that allow enterprises to manage efficiently the purchasing of all goods and services required to run their business. The Company refers to all non-payroll expenses associated with running a business as “spend.” The Company’s solutions, which include software applications, services and network access, are designed to provide corporations with technology and business process improvements to better manage their corporate spending and, in turn, save money. The Company was founded in September 1996 and from that date through March 1997 was in the development stage, conducting research and developing its initial products. In March 1997, the Company began selling its products and related services and currently markets them in North America, Europe, Latin America, Middle East, Asia and Australia primarily through its direct sales force and indirect sales channels.

Basis of presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 2002, the Company had two subsidiaries with less than 100% ownership, Nihon Ariba K.K. and Ariba Korea, Ltd. In accordance with Staff Accounting Bulletin (SAB) 51, the Company has recorded the gains from sales of subsidiary stock to third parties as a contribution to capital.

Acquisitions

Business combinations have been accounted for under the purchase method of accounting. The Company includes the results of operations of the acquired business from the acquisition date. Net assets of the companies acquired are recorded at their fair value at the acquisition date. The excess of the purchase price over the fair value of net assets acquired is included in goodwill and other intangible assets in the accompanying consolidated balance sheets. Amounts allocated to in-process research and development are expensed in the period in which the acquisition is consummated.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates. For example, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for lease abandonment costs; actual cash flows may differ from estimates used to assess the recoverability of goodwill and other intangible assets; and litigation settlement amounts may differ from estimated amounts. Actual experience in the collection of accounts receivable considered doubtful may differ from estimates used to develop allowances due to changes in the financial condition of customers or the outcomes of collection efforts.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with original maturity dates of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents consist of money market funds, commercial paper, government/federal notes and bonds, certificates of deposit, and auction rate preferred stock. Restricted cash comprises of amounts held in deposits that are required as collateral under the Company’s facilities operating lease agreements.

Investments

The Company’s marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains or losses and other than temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company uses the cost method to account for certain equity securities in which it has a minority interest and does not exercise significant influence. The Company periodically reviews these investments for other-than-temporary impairment.

Fair value of financial instruments and concentration of credit risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and long-term debt, approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company’s customer base consists of businesses in North America, Europe, the Middle East, Asia, Australia and Latin America. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses.

No customer accounted for more than 10% of total revenue for the years ended September 30, 2002, 2001 and 2000. Net accounts receivable by individual customers comprising more than 10% of total net accounts receivable are as follows:

	% of Net Accounts Receivable
	2002	2001	2000
Customer A	—	—	12%
Customer B	—	11%	—

Allowance for doubtful accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due, and thereby reduces the net recognized receivable (i.e., net of deferred revenue) to the amount the Company reasonably believes will be collected. For the remaining customers, the Company recognizes allowances for doubtful accounts based on the length of time the aggregate receivables are outstanding, the current business environment and historical experience.

Derivative financial instruments and foreign currency management

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

In the first quarter of fiscal year 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities.

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

All hedge contracts are marked to market through operations each period. The forward foreign exchange contracts require the Company to exchange foreign currencies for U.S. dollars or vice versa and generally mature in one month or less. As of September 30, 2002, the Company had $1.1 million of outstanding foreign exchange contracts in Swiss Francs (CHF), Singapore Dollars (SGD), and European Currency Units (EUR), that had remaining maturities of one month or less. As of September 30, 2001, the Company had $4.8 million of outstanding foreign exchange contracts in Canadian Dollars (CAD), Swedish Krona (SEK), Japanese Yen (JPY) and European Currency Units (EURO), that had remaining maturities of one month or less.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally two to five years, or the lease term, if applicable. Gains and losses on disposals are included in results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and betterments are capitalized, while expenditures for maintenance and repairs are charged against earnings as incurred.

Software developed for internal use

The Company follows the provisions of Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that certain costs for the development of internal use software should be capitalized, including the costs of coding, software configuration, upgrades and enhancements. Approximately $862,000 and $4.4 million of internal use software was capitalized during the years ended September 30, 2002 and 2001, respectively, which is presented on the accompanying consolidated balance sheets as a component of property and equipment and is being amortized over two years.

Impairment of long-lived assets

The Company periodically assesses the impairment of long-lived assets, in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. Through September 30, 2002, the Company also periodically assessed the impairment of enterprise level goodwill in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or expected operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and the Company’s market capitalization relative to net book value. When the Company determines that the carrying value of goodwill may not be recoverable, the Company measures any impairment using a projected discounted cash flow model with a discount rate commensurate with the risk inherent measures in the Company’s current business model. Effective October 1, 2002, the Company changed these policies with respect to goodwill and other intangible assets upon adoption of SFAS No. 142, Goodwill and Other Intangible Assets, as more fully described below under recent accounting pronouncements.

Revenue recognition

The Company’s revenue consists of fees for licenses of the Company’s software products, maintenance, hosted services, customer training and consulting. Cost of license revenue primarily includes product, delivery, warranty and royalty costs. Cost of maintenance and service revenue consists primarily of labor costs for engineers performing implementation services, consulting services and technical support, warranty and training personnel and facilities and equipment costs.

The Company’s spend management applications fall into three solution sets: the Ariba Analysis Solution, the Ariba Sourcing Solution, and the Ariba Procurement Solution. Fiscal 2001 also included significant sales of Ariba Dynamic Trade and Ariba Marketplace products. Ariba Enterprise Sourcing, which was introduced in late fiscal 2001, is derived from Ariba Dynamic Trade and Ariba Sourcing, which are still available as separate products. The modules that make up the Ariba Analysis Solution and the Ariba Sourcing Solution can be deployed as hosted or installed applications. In addition, the Ariba Workforce and Ariba Marketplace products are also available as hosted applications.

The Company licenses its products through its direct sales force and indirectly through resellers. The license agreements for the Company’s products generally do not provide for a right of return, and historically product returns have not been significant. The Company does not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. The products are licensed under either a perpetual license or under a time-based license. Access to the Ariba Supplier Network is available to Ariba customers as part of their maintenance agreements for certain products.

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; the Company has no significant obligations with regard to implementation; the fee is fixed and determinable; and collectibility is probable. The Company considers all arrangements with payment terms extending beyond one year to not be fixed and determinable, and revenue is recognized as payments become due from the customer. If collectibility is not considered probable at the inception of the arrangement, then revenue is recognized when the fee is collected.

SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance and support services and professional services, based on the relative fair values of the elements specific to the Company. The Company’s determination of the fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year) and revenue allocated to training and other services is recognized as the services are performed. Revenue from hosting services is recognized ratably over the term of the arrangement. The proportion of total revenue from new license arrangements that is recognized upon delivery may vary from quarter to quarter depending upon the relative mix of types of licensing arrangements and the availability of VSOE of fair value for undelivered elements.

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

Arrangements that include consulting services provided by Ariba are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the services is recognized separately from the software, provided VSOE of fair value exists. If the Company provides consulting services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized under contract accounting in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues from these arrangements are recognized under the percentage of completion method except in limited circumstances where completion status cannot be reasonably estimated, in which case the completed contract method is used.

The Company’s customers include certain suppliers from whom, on occasion, the Company has purchased goods or services for the Company’s operations at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated at terms the Company considers to be arm’s-length. To the extent that the fair value of either the software sold or the goods or services purchased in concurrent transactions cannot be reliably determined, revenues are reduced by the cost of the goods or services acquired. As a result, revenues of zero, $9.3 million and $583,000 for the years ended September 30, 2002, 2001 and 2000, respectively, were not recognized.

Equity instruments received in conjunction with licensing transactions are recorded at their estimated fair market value and included in the measurement of the related license revenue in accordance with Emerging Issues Task Force (EITF) No. 00-8, Accounting by a Grantee for an Equity Investment to Be Received in Conjunction with Providing Goods and Services. For the years ended September 30, 2002, 2001 and 2000, the Company recorded license revenue of $3.6 million, $4.8 million and $590,000, respectively, based on equity received in such transactions. These transactions were completed in fiscal 2000. See Note 4 of Notes to Consolidated Financial Statements for additional information.

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

In November 2001, the Emerging Issues Task Force reached consensus on EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. The Company adopted EITF No. 01-9 in the quarter ended March 31, 2002. EITF No. 01-9 requires that consideration, including warrants, given by a vendor to a customer or a reseller of the vendor’s products be classified in the vendor’s financial statements as a reduction of revenue in certain circumstances. Adoption of EITF No. 01-9 had no effect on the Company’s consolidated financial statements for any periods subsequent to September 30, 2001 as there has been no consideration given to customers requiring such reclassification. In addition, no consideration requiring such reclassification is expected in future periods. However, reclassifications were made to the Company’s fiscal year 2001 and 2000 consolidated statements of operations. The total reduction in revenues associated with this reclassification was $6.3 million and $2.7 million for fiscal years 2001 and 2000, or 2% and 1% of total revenues, respectively. The adoption of EITF No. 01-9 did not affect the Company’s net loss, basic and diluted net loss per share, financial position, or cash flows in the accompanying consolidated financial statements.

In January 2002, the Financial Accounting Standards Board (FASB) issued EITF No. 01-14 (formerly EITF Topic No. D-103), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF No. 01-14 requires that reimbursements received for out-of-pocket expenses be characterized as revenue in the income statement. The adoption of EITF No. 01-14 did not have a significant impact on the Company’s consolidated financial statements.

Research and development

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the Company’s software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, no development costs have been capitalized.

Advertising expense

Advertising costs are expensed as incurred and totaled $411,000, $2.2 million and $7.6 million during the years ended September 30, 2002, 2001 and 2000, respectively.

Stock-based compensation

The Company accounts for its employee stock-based compensation plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost is recognized for any of the Company’s fixed stock options granted to employees when the exercise price of the option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Deferred stock-based compensation is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the options and restricted stock consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Income taxes

Income taxes are computed using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

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

Comprehensive income

The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income or loss and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Tax effects of other comprehensive income or loss are not considered material for any period.

Segment and geographic information

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS No. 131, the Company has determined that it does not have separately reportable operating segments. The Company operates in one principal business segment across domestic and international markets. Substantially all of the Company’s identifiable assets are located in the United States.

Recent accounting pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long lived assets that resulted from the acquisition, construction, development, and/or normal use of the assets. The Company would also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company’s adoption of SFAS No. 143 effective October 1, 2002 did not have a significant impact on its consolidated financial statements. However, in the event that the Company makes alterations in the future to certain leased facilities, its landlord may be entitled to require the Company to restore the property upon termination of the related lease at its expense. As such, any significant alterations might have a material impact on the Company’s consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001 are amortized until the adoption of SFAS No. 142, after which only intangible assets with definite useful lives will continue to be amortized. The adoption of SFAS No. 142 on October 1, 2002 did not result in a transitional impairment charge, change of useful lives or residual values of intangible assets acquired, or the reclassification of existing intangible assets to conform with new classification criteria in SFAS No. 141. The Company will perform an annual goodwill impairment test during the fourth quarter of each fiscal year. There can be no assurance that at the time the test is completed an impairment charge may not be recorded.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted the provisions of SFAS No. 144 effective October 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities and nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore does not meet the requirement for recognizing a liability and related expense. SFAS No. 146 only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. The Company is required to adopt SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. The Company is evaluating this new standard but expects that the effects of adoption, if any, would relate solely to exit or disposal activities undertaken in the future.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro forma disclosures when the intrinsic value method continues to be used. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company does not believe that adoption of SFAS No. 148 will have a material effect on its consolidated financial statements. The Company will continue to apply the intrinsic value based method of accounting prescribed by APB No. 25, Accounting for Stock Issued to Employees.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003 the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. The application of FIN 46 is not expected to have a material effect on the Company’s condensed consolidated financial statements. The Company does not have any variable interest entities, therefore this Interpretation is not expected to have an impact on its consolidated financial statements.

Note 2—Restatement of Financial Statements

As a result of a review the Company initiated in December 2002, the Company has restated its consolidated financial statements for the fiscal years ended September 30, 2001 and 2000 and for the quarters ended December 31, 1999 through June 30, 2002. Restated consolidated financial statements reflect the following adjustments during the past three fiscal years:

During fiscal years 2001 and 2000, Keith Krach, the Company’s chairman and co-founder, was deemed to have contributed $11.1 million and $43,000, respectively, to the Company in connection with a cash payment and chartered air travel services provided by him to Larry Mueller, the Company’s president and chief operating officer at the time of the payments. These amounts have been recorded as capital contributions in accordance with Interpretation No. 1 of APB No. 25 and charged to compensation expense in the Company’s restated consolidated financial statements as of and for the years ended September 30, 2001 and 2000.

During fiscal year 2000, certain individuals received stock options from target companies shortly before those companies were acquired by the Company. The Company has concluded that it should account for these employee grants as stock-based compensation expense to the Company. In addition, the Company has concluded that a fully vested grant to a consultant should be accounted for as stock-based compensation expense to the Company in accordance with EITF No. 96-18. As a result, additional stock-based compensation expense and a reduction of goodwill amortization expense have been reflected in the Company’s restated consolidated financial statements as of and for the years ended September 30, 2001 and 2000. The Company also determined that the fair value of certain unvested stock options granted to several consultants by one of these acquired companies was not considered in the measurement of stock compensation expense as required by EITF No. 96-18. As a result, stock-based compensation expense reflected in the Company’s restated consolidated financial statements has been increased in each of the years ended September 30, 2001 and 2000.

The Company identified three license arrangements that it entered into with vendors during fiscal years 2001 and 2000 at or about the same time it incurred obligations to purchase goods or services from those vendors. The Company has concluded that it should record expenditures associated with these obligations as reductions of license revenues received from the customer in accordance with the guidance provided by AICPA Technical Practice Aid No. 5100.46, Non-Monetary Exchanges of Software. The effect of these adjustments, while not affecting net loss in any year, is to decrease revenues by $275,000, $8.2 million and $583,000 in fiscal years 2002, 2001 and 2000, respectively. The Company also determined that the timing of revenue recognition for several license arrangements should be adjusted between periods to comply with the requirements of SOP 97-2. These adjustments primarily relate to accounting for multiple elements under the residual method, and result in the acceleration of revenue in certain cases and the deferral of revenue in others. The net effect of these adjustments is to increase revenues by $883,000 and $6.4 million in fiscal years 2002 and 2001, respectively, and to decrease revenues by $995,000 in fiscal year 2000. As a result of all of these revenue adjustments, revenues increased by $608,000 in fiscal year 2002 and decreased by $1.8 million and $1.6 million in fiscal years 2001 and 2000, respectively.

In addition, the Company identified several accrued expense items for which it concluded that the amount of the liability, the initial timing of recording the liability, or the timing of releasing the liability should be adjusted to comply with the requirements of SFAS No. 5, Accounting for Contingencies. These items include accruals for payroll taxes, royalties payable, litigation, bonuses and benefits, and income taxes. These accrued expense adjustments, together with expense reductions resulting from the revenue adjustments described above, cause operating expenses to decrease in each of the years ended September 30, 2002, 2001 and 2000 and cause the provision for income taxes to decrease in fiscal year 2002 and increase in fiscal year 2001. These adjustments include a subsequent event related to a tax claim resolved in fiscal year 2003 that reduces expenses in fiscal year 2002 and increases expenses in the quarter ended December 31, 2002 compared to previously announced preliminary results for those periods.

The net effect of all of the adjustments described above is to decrease the Company’s net loss by $22.1 million in fiscal year 2002 and to increase the Company’s net loss by $14.1 million and $9.8 million in fiscal years 2001 and 2000, respectively. None of these adjustments has any impact on cash balances for any period. However, our consolidated statements of cash flows have been restated to reflect the reclassification of amounts received in connection with business partner warrants from operating activities to financing activities. The effect of these adjustments is to increase net cash used in operating activities by $15.0 million and $5.0 million for fiscal years 2002 and 2001, respectively, and to increase net cash provided by financing activities by $15.0 million and $5.0 million for fiscal years 2002 and 2001, respectively. These adjustments also caused non-cash investing and financing activities to increase by $11.1 million in fiscal year 2001 and decrease by $41.8 million in fiscal year 2000.

The following table provides additional information regarding these adjustments:

Effects on Net Loss—(Increase) Decrease

(in millions)

	Three Months Ended September 30, 2002	Nine Months Ended June 30, 2002	Year Ended September 30,			Total for Three Years Ended September 30, 2002(1)
			2002	2001	2000
		(As Restated)		(As Restated)	(As Restated)
Expenses paid by significant stockholder and director	$—	$—	$—	$(11.2)	$—	$(11.2)
Stock options issued by acquired companies, net of goodwill amortization offset	3.2	9.9	13.1	(10.5)	(13.5)	(10.9)
Revenue adjustments	0.7	(0.1)	0.6	(1.8)	(1.6)	(2.8)
Other operating expense adjustments	2.9	3.1	6.0	10.8	5.3	22.1
Income tax adjustments	2.4	—	2.4	(1.4)	—	1.0

Total effect on net loss—(increase) decrease	$9.2	$12.9	$22.1	$(14.1)	$(9.8)	$(1.8)

(1)	Represents the aggregate effect of restating the Company’s consolidated financial statements for the period from October 1, 1999 to June 30, 2002 and adjusting the Company’s preliminary consolidated financial information (announced on October 23, 2002) for the quarter ended September 30, 2002.

As a result of the foregoing factors, the Company’s unaudited condensed consolidated financial statements for the first three quarters of fiscal year 2002 and its consolidated financial statements for fiscal years 2001 and 2000 have been restated from amounts previously reported. See Note 14 for a summary of the adjustments for these periods on a quarterly basis. The accompanying consolidated financial data set forth below present the Company’s consolidated statements of operations for the years ended September 30, 2001 and 2000 and consolidated balance sheet as of September 30, 2001 on a comparative basis showing the amounts as originally reported and as restated.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30, 2001		September 30, 2000
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
	(in thousands, except per share amounts)
Revenues:
License(1)(2)(6)	$262,030	$260,234	$195,235	$193,657
Maintenance and service	139,576	139,576	80,249	80,249

Total revenues	401,606	399,810	275,484	273,906

Cost of revenues:
License(3)	17,801	17,376	12,572	12,572
Maintenance and service	68,208	68,208	34,947	34,947

Total cost of revenues	86,009	85,584	47,519	47,519

Gross profit	315,597	314,226	227,965	226,387

Operating expenses:
Sales and marketing(1)(3)(4)	269,686	280,610	207,234	200,969
Research and development(3)	90,879	90,657	39,017	38,913
General and administrative(3)	64,409	60,495	29,172	29,403
Amortization of goodwill and other intangible assets(5)	941,526	927,586	688,588	678,466
In-process research and development	—	—	27,350	27,350
Business partner warrants(6)	26,833	27,773	25,696	26,570
Stock-based compensation(7)	36,636	61,082	18,051	41,666
Restructuring and lease abandonment costs	133,582	133,582	—	—
Impairment of goodwill, other intangible assets and equity investments(3)	1,437,572	1,436,135	—	—
Merger related costs(1)(3)	9,185	3,643	—	—

Total operating expenses	3,010,308	3,021,563	1,035,108	1,043,337

Loss from operations	(2,694,711)	(2,707,337)	(807,143)	(816,950)
Interest income	18,629	18,629	15,748	15,748
Interest expense	(434)	(434)	(220)	(220)
Other income	2,155	2,155	803	803

Net loss before income taxes	(2,674,361)	(2,686,987)	(790,812)	(800,619)
Provision for income taxes(3)	6,310	7,708	1,963	1,963

Net loss	$(2,680,671)	$(2,694,695)	$(792,775)	$(802,582)

Net loss per share—basic and diluted	$(10.96)	$(11.02)	$(4.10)	$(4.15)

Weighted average shares used in computing net loss per share—basic and diluted	244,614	244,614	193,417	193,417

(1)	Amounts restated to reflect reduction of revenues and expenses for certain license arrangements with service providers.
(2)	Amounts restated to reflect adjustments to timing of revenue recognition.
(3)	Amounts restated to reflect adjustments to accrued expenses.
(4)	Amounts restated to reflect compensation paid by significant stockholder and director to former executive.
(5)	Amounts restated to reflect reduction of amortization of goodwill.
(6)	Amounts restated to reflect the effect of revenue adjustments on classification of warrant expense pursuant to EITF No. 01-09.
(7)	Amounts restated to reflect adjustments to stock-based compensation expense.

CONSOLIDATED BALANCE SHEET

	As of September 30, 2001
	(As Reported)	(As Restated)
ASSETS

Current assets:
Cash and cash equivalents	$71,971	$71,971
Short-term investments	145,931	145,931
Restricted cash	2,800	2,800
Accounts receivable, net of allowance for doubtful accounts of $14,454	27,336	27,336
Prepaid expenses and other current assets	35,963	35,963

Total current assets	284,001	284,001
Property and equipment, net	50,353	50,353
Long-term investments	43,109	43,109
Restricted cash	29,771	29,771
Other assets	3,007	3,007
Goodwill and other intangible assets, net(1)	877,806	860,043

Total assets	$1,288,047	$1,270,284

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable(2)	$28,395	$27,395
Accrued compensation and related liabilities(2)	53,285	48,705
Accrued liabilities(2)	56,072	55,128
Restructuring costs	18,339	18,339
Deferred revenue(3)	70,006	65,191
Current portion of other long-term liabilities	296	296

Total current liabilities	226,393	215,054
Restructuring costs, net of current portion	12,855	12,855
Deferred revenue	107,055	107,055
Other long-term liabilities, net of current portion	106	106

Total liabilities	346,409	335,070

Minority interests	15,720	15,720

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $.002 par value; 1.5 billion shares authorized; 259,850,000 shares issued and outstanding as of September 30, 2001	520	520
Additional paid-in capital(4)(5)	4,477,971	4,497,851
Deferred stock-based compensation(4)	(33,023)	(35,496)
Accumulated other comprehensive loss	(1,172)	(1,172)
Accumulated deficit	(3,518,378)	(3,542,209)

Total stockholders’ equity	925,918	919,494

Total liabilities and stockholders’ equity	$1,288,047	$1,270,284

(1)	Amounts restated to properly reflect allocation of TradingDynamics purchase price by reducing goodwill.
(2)	Amounts restated to reflect adjustments to accounts payable and accrued expenses.
(3)	Amounts restated to reflect adjustments to timing of revenue recognition.
(4)	Amounts restated to reflect additional stock-based compensation expense.
(5)	Amounts restated to reflect compensation paid by significant stockholder and director to former executive.

Note 3—Balance Sheet Components

Accounts receivable consisted of the following as of September 30, 2002 and 2001 (in thousands):

	September 30,
	2002	2001
Accounts receivable	$13,155	$41,790
Allowance for doubtful accounts	(5,171)	(14,454)

Accounts receivable, net	$7,984	$27,336

During fiscal years 2001 and 2000, the Company added significant provisions to its allowance for doubtful accounts due to the rapid and dramatic decline of the e-commerce marketplace industry totaling $29.4 million and $14.2 million, respectively. During fiscal 2002, the Company determined that some of these reserves were no longer warranted due to improvements in the financial condition of certain customers and its ability to settle a number of at-risk accounts. As a result, for fiscal 2002, the Company recorded a net credit to the provision for doubtful accounts of $8.4 million. The provision for (recovery of) doubtful accounts is included in sales and marketing expense in the Company’s Consolidated Statements of Operations.

Prepaid expenses and other current assets consisted of the following as of September 30, 2002 and 2001 (in thousands):

	September 30,
	2002	2001
		(As Restated)
Business partner receivable	$—	$20,000
Other receivables	3,100	5,149
Prepaid rent	6,647	4,659
Other prepaid expenses	5,843	6,155

Total prepaid expenses and other current assets	$15,590	$35,963

In the quarter ended June 30, 2000, the Company entered into an agreement with a third party. The business partner relationship was undertaken as part of the Company’s vertical industry strategy to obtain a major partner in the financial services industry. The agreement provided that the Company would receive $25.0 million in guaranteed gainshare revenues to be paid over a period of two years of which $20.0 million was collected by June 30, 2002. The difference was written off in the quarter ended March 31, 2002 as a result of a settlement agreement between the two parties. See Note 11 of Notes to Consolidated Financial Statements for further discussion of this arrangement.

Other receivables primarily consists of interest receivable and employee advances. Other prepaid expenses consists of prepaid software licenses and maintenance for software for internal use and prepaid royalties.

Property and equipment consisted of the following as of September 30, 2002 and 2001 (in thousands):

	September 30,
	2002	2001
Computer equipment and software	$37,792	$41,182
Office equipment	8,631	8,910
Furniture and fixtures	17,238	17,131
Leasehold improvements	22,882	21,913

	86,543	89,136
Less accumulated depreciation and amortization	(57,375)	(38,783)

Total property and equipment, net	$29,168	$50,353

Certain computer equipment, software and office equipment are recorded under capital leases that aggregated to $1.1 million and $1.3 million at September 30, 2002 and 2001, respectively. As of September 30, 2002 and 2001, property and equipment under capital leases carried a net book value of zero.

Depreciation and amortization expense of property and equipment totaled $26.5 million, $28.9 million and $7.1 million for the years ended September 30, 2002, 2001 and 2000, respectively.

Accrued liabilities consisted of the following as of September 30, 2002 and 2001 (in thousands):

	September 30,
	2002	2001
		(As Restated)
Professional and consulting fees	$705	$2,932
Accrued marketing expenses	6,708	10,511
Customer deposits	3,049	12,082
Accrued taxes	9,560	12,405
Deferred rent	11,695	5,823
Other accrued liabilities	7,312	11,375

Total accrued liabilities	$39,029	$55,128

Note 4—Other Assets

Other assets include investments in equity instruments of privately held companies, which had a remaining net book value of $1.3 million at each of September 30, 2002 and 2001. These investments are accounted for using the cost method of accounting and consist of common stock, preferred stock and warrants for common stock, of which the remaining net book value of $715,000 at each of September 30, 2002 and 2001 was received as consideration in connection with software licensing transactions with customers and business partners.

The Company determines the fair value of common stock and preferred stock equity investments based on amounts paid by independent third parties in the investees’ most recent capital transactions. The fair value of common stock warrants received is determined using a Black-Scholes option pricing model. The fair value of warrant investments in private companies totaled approximately $507,000 as of September 30, 2002 and 2001, respectively. These investments are reviewed each reporting period for declines considered other-than-temporary, and, if appropriate, are written down to their estimated fair values.

During the second and fourth quarters of fiscal year 2001, the Company determined that certain of these investments had incurred a decline in value that was other-than-temporary, primarily as a result of the continuing economic slowdown, particularly in the technology sector. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the Company’s equity investments may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance of the Company’s investees relative to historical or expected operating results and significant negative industry or economic trends. The Company determined that the carrying value of the equity investments had a decline that was other-than-temporary based upon the existence of one or more of the above indicators of impairment. The impairment charge reduced the equity investments to their estimated fair value resulting in charges to operations totaling $28.7 million to the Consolidated Statements of Operations in fiscal year 2001. An impairment charge of $1.0 million was recorded for equity investments in fiscal year 2002.

Note 5—Investments

The following is a summary of cash equivalents and available-for-sale securities as of September 30, 2002 and 2001 (in thousands):

	September 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$43,508	$—	$—	$43,508
Certificates of deposit	50,615	—	—	50,615
Government notes and bonds	82,073	1,291	—	83,364
Corporate notes/bonds	36,631	605	—	37,236
Auction rate preferred stock	28,050	22	(16)	28,056
Equity investments in public companies	1	—	—	1

	$240,878	$1,918	$(16)	$242,780

Included in cash and cash equivalents	$84,464	$—	$—	$84,464
Included in short-term investments	70,061	301	(16)	70,346
Included in long-term investments	86,353	1,617	—	87,970

	$240,878	$1,918	$(16)	$242,780

	September 30, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$52,843	$—	$—	$52,843
Certificates of deposit	63,618	—	—	63,618
Government notes and bonds	41,598	1,085	—	42,683
Corporate notes/bonds	78,644	1,407	—	80,051
Auction rate preferred stock	4,800	—	—	4,800
Equity investments in public companies	1,061	—	(1,054)	7

	$242,564	$2,492	$(1,054)	$244,002

Included in cash and cash equivalents	$54,962	$—	$—	$54,962
Included in short-term investments	145,127	804	—	145,931
Included in long-term investments	42,475	1,688	(1,054)	43,109

	$242,564	$2,492	$(1,054)	$244,002

During the fourth quarter of fiscal 2002, the Company determined that its investment in a publicly traded company in the technology sector acquired in fiscal 2000 had incurred a decline in value that was other-than-temporary. Recognition of the impairment resulted in a charge totaling $1.0 million to other expense. As of September 30, 2002, the fair value of the investment was approximately $1,000, which is classified as a long-term investment.

The following is a summary of the Company’s available-for-sale securities, excluding equity investments, based on contractual maturities (in thousands):

	September 30,
	2002	2001
Due in one year or less	$70,346	$145,931
Due after one year through two years	59,318	21,899
Due after two years through three years	28,652	21,209

	$158,316	$189,039

Note 6—Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of September 30, 2002 and 2001 consisted of the following (in thousands):

	September 30,
	2002	2001
		(As Restated)
Goodwill	$864,938	$865,278
Assembled workforce	—	11,127
Covenants not-to-compete	1,300	1,300
Core technology	17,392	17,392
Intellectual property agreement	786,929	786,929
Business partner warrants	—	11

	1,670,559	1,682,037
Less: accumulated amortization	(1,376,644)	(821,994)

Goodwill and other intangible assets, net	$293,915	$860,043

TradingDynamics, Inc.

On January 20, 2000, the Company acquired TradingDynamics, Inc. (“TradingDynamics”), which provided Internet-based trading applications. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since January 20, 2000, TradingDynamics’ results of operations have been included in the Company’s Consolidated Statements of Operations.

The purchase price of approximately $424.5 million consisted of an exchange of 7,274,656 shares of the Company’s common stock with a fair value of $371.9 million, and assumed stock options with a fair value of $51.2 million (which excludes unvested options granted to non-employees). The fair value of the common stock options was determined using a Black-Scholes option pricing model. There were also $1.4 million of direct transaction costs related to the merger. Of the total purchase price, $224,000 was allocated to property and equipment, $13.4 million was allocated to net liabilities assumed, excluding property and equipment, and the remainder was allocated to intangible assets, including in-process research and development ($950,000), core technology ($4.4 million), covenants not-to-compete ($1.3 million), assembled workforce ($1.1 million) and goodwill ($430.2 million).

Tradex Technologies, Inc.

On March 8, 2000, the Company acquired Tradex Technologies, Inc. (“Tradex”), which provided solutions for enabling online marketplaces and exchanges. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since March 8, 2000, the results of operations of Tradex have been included in the Company’s Consolidated Statements of Operations.

The purchase price of approximately $2.3 billion consisted of an exchange of 34,059,336 shares of the Company’s common stock with a fair value of $2.1 billion and assumed stock options with a fair value of approximately $207.5 million. The fair value of the common stock options was determined using a Black- Scholes option pricing model. There were also $28.8 million of direct transaction costs related to the merger. Of the total purchase price, $3.5 million was allocated to property and equipment, $75.6 million was allocated to net assets acquired, excluding property and equipment, and the remainder was allocated to intangible assets, including in-process research and development ($11.8 million), core technology ($7.9 million), trademarks ($2.0 million), assembled workforce ($5.4 million) and goodwill ($2.2 billion).

SupplierMarket.com, Inc.

On August 28, 2000, the Company acquired SupplierMarket.com, Inc. (“SupplierMarket”), a provider of online collaborative sourcing technologies. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since August 28, 2000, the results of operations of SupplierMarket have been included in the Company’s Consolidated Statements of Operations.

The total purchase price of approximately $605.8 million consisted of an exchange of 5,240,313 shares of the Company’s common stock with a fair value of $477.4 million and assumed stock options with a fair value of approximately $108.4 million. The fair value of the common stock options was determined using a Black-Scholes option pricing model. There were also $20.0 million of direct transaction costs related to the merger. Of the total purchase price, $3.1 million was allocated to property and equipment, $4.2 million was allocated to net assets acquired, excluding property and equipment, $124.6 million was allocated to deferred compensation and the remainder was allocated to intangible assets, including in-process research and development ($14.6 million), core technology ($7.9 million), assembled workforce ($6.5 million) and goodwill ($444.9 million).

The Company recorded deferred stock-based compensation associated with unvested stock options issued to employees in conjunction with the acquisition. This amount is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28.

Impairment

During the second quarter of fiscal year 2001, the Company performed an impairment assessment of goodwill and identifiable intangible assets recorded in connection with its various acquisitions. The assessment was performed primarily due to the significant decline in the Company’s stock price, the net book value of assets significantly exceeding the Company’s market capitalization, the significant underperformance of the Tradex acquisition relative to projections and the overall decline in industry growth rates which indicated that this trend might continue for an indefinite period. As a result, the Company recorded a $1.4 billion impairment charge in the quarter ended March 31, 2001 to reduce goodwill and other intangible assets associated with the Tradex acquisition to their estimated fair value. The estimate of fair value was based upon the discounted estimated cash flows from the sale of the Marketplace Standard Edition product for the succeeding three years using a discount rate of 18% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, were based on management’s estimates. The discount rate was based upon the weighted average cost of capital for comparable companies. Of the total write down, $1.3 million was applied to reduce trademarks to zero with the balance applied to reduce goodwill to $4.7 million. Other remaining intangible assets associated with the Tradex acquisition consist of core technology and assembled workforce valued at $8.5 million which the Company concluded were not impaired. The remaining goodwill and identifiable intangible assets of Tradex are being amortized using the straight-line method over their remaining useful lives, substantially all of which will expire in the quarter ending March 31, 2003.

During fiscal year 2001, the Company evaluated the remaining long-lived assets consisting primarily of goodwill and other intangible assets, and determined that an intangible asset recorded in connection with the issuance of a business partner warrant was impaired. The assessment was performed due to communications from the partner that the establishment of vertical marketplaces would significantly under perform original plans and estimated future cash flows were determined to be zero. As a result, the Company determined that the carrying value of the intangible asset was not recoverable and recorded a $17.7 million charge to business partner warrant expense to write-off the remaining net book value of this intangible asset. See Note 11 of Notes to Consolidated Financial Statements for additional information.

As of September 30, 2002, the Company had unamortized goodwill and other intangible assets of approximately $293.9 million. Other intangible assets are being amortized on a straight-line basis over their total expected useful lives ranging from two to three years. As a result of the adoption of SFAS No. 142 on October 1, 2002, the Company ceased amortization of the remaining goodwill that had a net book value of approximately $176.4 million. Other identifiable intangible assets which include covenants not-to-compete, core technology and an intellectual property agreement with a net book value of approximately $117.5 million at October 1, 2002, will continue to be amortized over their remaining useful lives, substantially all of which expired in the quarter ended March 31, 2003. The other intangible asset of assembled workforce was fully amortized as of September 30, 2002.

Amortization of goodwill and other intangible assets was $565.8 million, $927.6 million and $678.5 million for the years ended September 30, 2002, 2001 and 2000, respectively.

Note 7—Income Taxes

Income taxes for the years ended September 30, 2002, 2001 and 2000 were comprised of the following (in thousands):

	Current	Deferred	Total
2002:
Federal	$—	$—	$—
State	250	—	250
Foreign	2,534	—	2,534

Total	$2,784	$—	$2,784

2001 (As Restated):
Federal	$—	$—	$—
State	550	—	550
Foreign	7,158	—	7,158

Total	$7,708	$—	$7,708

2000:
Federal	$—	$—	$—
State	534	—	534
Foreign	1,429	—	1,429

Total	$1,963	$—	$1,963

The Company’s loss before income taxes for the fiscal years ended September 30, 2002, 2001 and 2000 consisted of the following components (in thousands):

	2002	2001	2000
		(As Restated)	(As Restated)
Domestic	$(614,177)	$(2,600,606)	$(802,897)
Foreign	(21,702)	(86,381)	2,278

Total pretax loss	$(635,879)	$(2,686,987)	$(800,619)

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% to the loss before income taxes and actual income tax expense for the years ended September 30, 2002, 2001 and 2000, is as follows (in thousands):

	2002	2001	2000
		(As Restated)	(As Restated)
Computed tax benefit	$(222,558)	$(940,445)	$(280,217)
State taxes	250	550	534
Nondeductible goodwill	101,225	720,864	183,549
Nondeductible expenses	1,631	2,185	17,970
Foreign taxes	2,534	7,158	1,429
Net operating loss for which no benefit was realized	119,702	217,396	78,698

Total	$2,784	$7,708	$1,963

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets as of September 30, 2002 and 2001 are as follows (in thousands):

	2002	2001
		(As Restated)
Accruals and allowances	$343,901	$271,799
Depreciation and amortization	26,155	21,637
Deferred start-up costs	3,888	6,066
Credit carryforwards	53,148	46,024
Net operating loss carryforwards	450,200	381,774

Total gross deferred tax assets	877,292	727,300
Valuation allowance	(875,564)	(719,763)

	1,728	7,537
Acquired intangibles	(1,728)	(7,537)

Net deferred tax assets	$—	$—

The Company has provided a valuation allowance due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets. The net increase in the total valuation allowance for the years ended September 30, 2002, 2001 and 2000 was approximately $155.8 million, $548.0 million and $159.5 million, respectively. Included in the net operating loss carryforwards is a tax benefit attributable to noncompensatory stock options of $298.3 million at September 30, 2002 which, when and if realized, will be recorded as a credit to additional paid-in capital.

As of September 30, 2002, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $1.2 billion and $613.8 million, respectively. These federal and state carryforwards expire in various years from fiscal 2010 through fiscal 2022 and from fiscal 2004 through fiscal 2012, respectively. The State of California has temporarily suspended the ability to utilize California net operating loss carryforwards for the 2002 and 2003 tax years. The Company has research credit carryforwards for federal and state tax purposes of approximately $29.6 million and $21.6 million, respectively. If not utilized, the federal carryforwards will expire in various years from fiscal 2011 through fiscal 2022. The state research credit will carry forward indefinitely. The Company also has manufacturer’s credit carryforwards for state tax purposes of approximately $2.0 million, which will expire in various years from fiscal 2006 through fiscal 2010.

The Internal Revenue Code of 1986, and applicable state tax laws, impose substantial restrictions on the ability of the Company to utilize net operating losses and tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Company’s federal and state tax losses and tax credit carryforwards incurred through that date of change are subject to an annual limitation.

Subsequent to September 30, 2002, the Company settled certain outstanding foreign tax withholding claims and released $2.7 million of accrued liabilities which generated an income tax benefit for the quarter ended September 30, 2002.

Note 8—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for the Company’s headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are approximately $2.2 million and will escalate annually with the total future minimum lease payments amounting to $342.0 million over the lease term. The Company also contributed $80.0 million towards leasehold improvement costs of the facility and for the purchase of equipment and furniture, of which approximately $49.2 million was written off in connection with the abandonment of excess facilities. In the quarter ended March 31, 2002, a certificate of deposit totaling $2.2 million as a security deposit for the Company’s headquarters was released. As part of this agreement, the Company is required to hold certificates of deposit totaling $25.7 million as of September 30, 2002, as a form of security through fiscal year 2013, which is classified as restricted cash on the Company’s Consolidated Balance Sheets.

Restructuring and lease abandonment costs

In fiscal year 2001, the Company initiated a restructuring program to align its expense and revenue levels and to better position the Company for growth and profitability. As part of this program, the Company restructured its worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities.

The following table details accrued restructuring liabilities and related restructuring activity through September 30, 2002 (in thousands):

	Severance and benefits	Lease abandonment costs	Leasehold impairment	Total
Accrued restructuring costs as of September 30, 2000	$—	$—	$—	$—
Total charge to operating expense	17,493	49,442	66,647	133,582
Cash paid	(16,642)	(19,099)	—	(35,741)
Asset impairments applied	—	—	(66,647)	(66,647)

Accrued restructuring costs as of September 30, 2001	851	30,343	—	31,194
Total charge to operating expense	4,605	58,004	—	62,609
Cash paid	(5,353)	(24,680)	—	(30,033)
Reclassification of lease deposits	—	(1,701)	—	(1,701)

Accrued restructuring costs as of September 30, 2002	$103	$61,966	$—	62,069

Less: current portion				18,716

Accrued restructuring costs, less current portion				$43,353

Worldwide workforce reduction

Severance and benefits primarily include involuntary termination and health benefits, outplacement costs and payroll taxes. A majority of the terminations, which included sales and marketing, engineering and general and administrative personnel, were completed during the third and fourth quarters of fiscal 2001 and in the first quarter of fiscal year 2002. During the year ended September 30, 2002, $5.4 million of severance and benefits costs were paid and $4.6 million of expense was recorded as a result of involuntary terminations. As of September 30, 2002, total accrued charges for severance and benefits amounted to approximately $103,000, consisting primarily of health benefits and outplacement costs and involuntary termination costs related to the Company’s international workforce. The Company expects all remaining cash expenditures will be made in the near future.

Consolidation of excess facilities

Lease abandonment costs incurred to date relate to the abandonment of the remaining lease terms of excess leased facilities in Mountain View and Sunnyvale, California, Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Burlington, Massachusetts, Florham Park, New Jersey, Dallas, Texas, Hong Kong and Singapore. Total lease abandonment costs include the impairment of leasehold improvements, remaining lease liabilities and brokerage fees reduced by estimated sublease income. The estimated net costs of abandoning these leased facilities, including estimated sublease costs and income, were based on market information trend analyses provided by a commercial real estate brokerage firm retained by the Company.

In the quarter ended June 30, 2002, the Company revised its original estimates and expectations for its corporate headquarters and field offices disposition efforts. This revision was a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued sharp declines in market conditions in the commercial real estate market in Northern California. Based on these factors, and consultation with an independent appraisal firm retained by the Company, an additional charge to lease abandonment costs of $57.3 million was recorded in the quarter ended June 30, 2002.

During the year ended September 30, 2002, the Company made net cash payments totaling $24.7 million relating to the abandoned facilities (including $1.8 million for early terminations) and reclassified deposits made by lessees totaling $1.7 million to accrued liabilities. As of September 30, 2002, $62.0 million of lease abandonment costs, net of anticipated sublease income of $232.4 million, remains accrued and is expected to be utilized by fiscal 2013. Actual sublease payments due to the Company under noncancelable subleases of excess facilities totaled $62.7 million as of September 30, 2002, and the remainder of anticipated sublease income represents management’s best estimates. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at September 30, 2002, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a change in assumed market lease rates of $0.25 per square foot per month for the next 10 years, with all other assumptions remaining the same, would change the estimated lease abandonment loss of $41.3 million for the Company’s Sunnyvale, California headquarters by approximately $11.0 million.

The Company leases certain equipment, software and its facilities under various noncancelable operating and capital leases with various expiration dates through 2013. Gross rental expense was approximately $47.0 million, $37.3 million and $10.6 million for the years ended September 30, 2002, 2001 and 2000, respectively. Gross rental expense was reduced by sublease income of $10.5 million and $2.0 million for the years ended September 30, 2002 and 2001, respectively.

Future minimum lease payments under noncancelable capital and operating leases are as follows as of September 30, 2002 (in thousands):

Year Ending September 30,	Capital Leases	Operating Leases
2003	$108	$38,649
2004	—	38,703
2005	—	37,838
2006	—	37,040
2007	—	33,338
Thereafter	—	193,831

Total minimum lease payments	108	$379,399

Less: Amount representing imputed interest	(2)

Present value of minimum lease payments, current portion	$106

Operating lease payments shown above exclude lease payments due to the Company under noncancelable subleases of excess facilities, which amounted to $62.7 million as of September 30, 2002. Of the total operating lease commitments of $379.4 million, $130.8 million is for occupied properties and $248.6 million is for abandoned properties which are a component of the restructuring reserve. Interest expense related to capital lease obligations is immaterial for all periods presented.

Litigation

IPO Class Action Litigation

Between March 20, 2001 and June 5, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers or former officers and directors and three of the underwriters of its initial public offering. These actions were purported to be brought on behalf of purchasers of the Company’s common stock in the period from June 23, 1999, the date of the Company’s initial public offering, to December 23, 1999 (or in some cases, to December 5 or 6, 2000), and made certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, relating to the Company’s initial public offering.

On June 26, 2001, these actions were consolidated into a single action bearing the title In re Ariba, Inc. Securities Litigation, 01 CIV 2359. On August 9, 2001, that consolidated action was further consolidated before a single judge with cases brought against additional issuers (who numbered in excess of 300) and their underwriters that made similar allegations regarding the initial public offerings of those issuers. The latter consolidation was for purposes of pretrial motions and discovery only. On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against the Company and certain individual officers and directors, which the Court approved and entered as an order on March 1, 2002. On April 19, 2002, the plaintiffs filed an amended complaint in which they dropped their claims against the Company and the individual officers and directors under Sections 11 and 15 of the Securities Act, but elected to proceed with their claims against such defendants under Sections 10(b) and 20(a) of the Exchange Act.

The amended complaint alleges that the prospectus pursuant to which shares of common stock were sold in the Company’s initial public offering, which was incorporated in a registration statement filed with the SEC, contained certain false and misleading statements or omissions regarding the practices of the Company’s underwriters with respect to their allocation to their customers of shares of common stock in the Company’s initial public offering and their receipt of commissions from those customers related to such allocations. The complaint further alleges that the underwriters provided positive analyst coverage of the Company after the initial public offering, which had the effect of manipulating the market for the Company’s stock. Plaintiffs contend that such statements and omissions from the prospectus and the alleged market manipulation by the underwriters through the use of analysts caused the Company’s post-initial public offering stock price to be artificially inflated. Plaintiffs seek compensatory damages in unspecified amounts as well as other relief.

On July 15, 2002, the Company and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. Opposition and reply papers were filed. On November 23, 2002, the Court entered as an order a stipulation by which all of the individual defendants were dismissed from the case without prejudice in return for executing a tolling agreement.

The court rendered its decision on the motion to dismiss on February 19, 2003, granting a dismissal of the remaining Section 10(b) claim against the Company without prejudice. Plaintiffs have indicated that they intend to file an amended complaint. The Company intends to defend against these claims vigorously.

Restatement Class Action Litigation

Beginning January 21, 2003, a number of purported shareholder class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. These actions all purport to be brought on behalf of a class of purchasers of the Company’s common stock in the period from January 11, 2000 to January 15, 2003. The complaints bring claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act, relating to the Company’s announcement that the Company would restate certain of its financial statements, and, in the case of one complaint, relating to its acquisition activity and related accounting. Specifically, these actions allege that certain of its prior financial statements contained false and misleading statements or omissions relating to its failure to properly recognize expenses and other financial items, as reflected in the then proposed restatement. Plaintiffs contend that such statements and omissions caused the Company’s stock price to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

These cases are still in their early stages, and the Company intends to defend against them vigorously.

Shareholder Derivative Litigation

Beginning January 27, 2003, several shareholder derivative actions were filed in the Superior Court of California for the County of Santa Clara, against certain of the Company’s current and former officers and directors and against the Company as nominal defendant. These actions were filed by shareholders purporting to assert, on behalf of the Company, claims for breach of fiduciary duties, aiding and abetting, violations of the California insider trading law, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and contribution and indemnification. Specifically, the claims are based on the Company’s acquisition activity and related accounting implemented by the defendants, the alleged understatement of compensation expenses as reflected in the Company’s then proposed restatement, the alleged insider trading by certain defendants, the existence of the restatement class action litigation, in which the Company is alleged to be liable to defrauded investors, and the allegedly excessive compensation paid by the Company to one of its officers, as reflected in the Company’s then proposed restatement. The complaints seek the payment by the defendants to the Company of damages allegedly suffered by the Company, as well as other relief.

These cases are still in their early stages, and the Company intends to defend against them vigorously.

General

The Company is also subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimable and probable losses in the accompanying consolidated financial statements for those matters where it believes that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving the Company will not have a material adverse effect on its business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on the Company’s business, results of operations or financial condition or that the amount of accrued losses is sufficient for any actual losses that may be incurred.

Note 9—Minority Interests in Subsidiaries

In December 2000, the Company’s consolidated subsidiary, Nihon Ariba K.K., issued and sold 38,000 shares, or approximately 41% of its common stock, for cash consideration of approximately $40.0 million to Softbank, a Japanese corporation and its subsidiaries (collectively, “Softbank”). In April 2001, Nihon Ariba K.K. issued and sold an additional 2% of its common stock for cash consideration of approximately $4.0 million to third parties. Prior to the transactions, the Company held 100% of the equity of Nihon Ariba K.K. in the form of common stock. Nihon Ariba K.K.’s operations consist of the marketing, distribution, service and support of the Company’s products in Japan. Under the terms of the agreement, Softbank has the right to resell Ariba products in the Japanese market.

As of September 30, 2002 and 2001, minority interest of approximately $12.1 million and $12.9 million, respectively, was recorded on the Consolidated Balance Sheets in order to reflect the share of the net assets of Nihon Ariba K.K. held by minority investors. In addition, the Company recognized approximately $180,000 and $4.3 million as an increase to other income for the minority interest’s share of Nihon Ariba K.K.’s loss for the years ended September 30, 2002 and 2001, respectively. There was no minority interest in fiscal 2000.

In April 2001, the Company’s consolidated subsidiary, Ariba Korea, Ltd., issued and sold 3,800 shares, or approximately 42% of its common stock, for cash consideration of approximately $8.0 million to Softbank. Prior to the transaction, the Company held 100% of the equity of Ariba Korea, Ltd. in the form of common stock. Ariba Korea, Ltd.’s operations consist of the marketing, distribution, service and support of the Company’s products in Korea. Under the terms of the agreement, Softbank has the right to resell Ariba products in the Korean market.

As of September 30, 2002 and 2001, minority interest of approximately $2.9 million and $2.8 million, respectively, was recorded on the Consolidated Balance Sheets in order to reflect the share of the net assets of Ariba Korea, Ltd. held by minority investors. The Company also recognized approximately $106,000 and $370,000 as other income for the minority interest’s share of the Ariba Korea, Ltd. loss for the years ended September 30, 2002 and 2001, respectively. There was no minority interest in fiscal 2000.

Note 10—Segment Information

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company has one operating segment, enterprise spend management solutions. The Company markets its products in the United States and in foreign countries through its direct sales force and indirect distribution channels. The Company’s chief operating decision maker evaluates resource allocation decisions and the performance of the Company based upon revenue recorded in geographic regions and does not receive financial information about expense allocations on a disaggregated basis.

Information regarding revenue for the years ended September 30, 2002, 2001 and 2000, and long-lived assets in geographic areas as of September 30, 2002 and 2001, is as follows (in thousands):

	Year Ended September 30,
	2002	2001	2000
		(As Restated)	(As Restated)
Revenues:
United States	$156,352	$290,413	$221,266
International	73,451	109,397	52,640

Total	$229,803	$399,810	$273,906

	September 30,
	2002	2001
		(As Restated)
Long-Lived Assets:
United States	$322,017	$905,588
International	2,156	6,477

Total	$324,173	$912,065

Revenues are attributed to countries based on the location of the Company’s customers. The Company’s international revenues were derived from sales in Europe, Canada, Asia, Australia and Latin America. The Company had net liabilities of $67.9 million and $42.2 million related to its international locations as of September 30, 2002 and 2001.

During each of the years ended September 30, 2002, 2001 and 2000, no single customer accounted for more than 10% of total revenues. Revenues from international sales were approximately $73.5 million, $109.4 million and $52.6 million for the years ended September 30, 2002, 2001 and 2000, respectively. International revenues were derived from sales in Europe, Canada, Asia, Australia and Latin America.

Note 11—Stockholders’ Equity

Common Stock Repurchase Program

On October 22, 2002, the Company announced that its Board of Directors authorized the repurchase of up to $50 million of its currently outstanding common stock to reduce the dilutive effect of its stock option and stock purchase plans. Stock purchases under the common stock repurchase program are expected to be made periodically in the open market based on market conditions. To date there have been no stock repurchases under this program.

Stock Option Exchange Program

On February 8, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, Ariba employees were given the opportunity to cancel outstanding stock options previously granted to them in exchange for replacement options to be granted at a future date, at least six months and a day from the cancellation date, which was May 14, 2001. On December 3, 2001, the grant of replacement options to participating employees was approved resulting in the issuance of options for approximately 7.8 million shares of common stock. Each participant employee received, for each option included in the exchange, one replacement option. The exercise price of each replacement option is $4.02 per share, which was the fair market value of the Company’s common stock on December 3, 2001. The replacement options have terms and conditions that are substantially the same as those of the canceled options. In the quarter ended June 30, 2001, the Company recorded $16.5 million of expense pursuant to the voluntary stock option exchange program. Members of the Company’s Board of Directors and its officers and senior executives did not participate in this program.

Warrants

In March 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued an unvested warrant to purchase up to 3,428,572 shares of the Company’s common stock at an exercise price of $87.50 per share. Of the total shares underlying the warrant, 2,228,572 shares have expired unexercised and 1,200,000 shares remain unvested as of September 30, 2002. These unvested shares, if they remain unvested, will expire on a quarterly basis through March 2005. The business partner can partially vest in this warrant each quarter upon attainment of certain periodic milestones related to revenue targets. The warrant generally expires as to any earned or earnable portion when the milestone period expires or eighteen months after the specific milestone is met. The warrant can be earned over an approximately five-year period. During the year ended September 30, 2002, the business partner did not vest in any shares of this warrant and accordingly, no business partner warrant expense was recorded. A total of $8.5 million and $23.6 million of business partner warrant expense was recorded for the years ended September 30, 2001 and 2000, of which $2.7 million and $250,000, respectively, has been recorded as a reduction of revenues in accordance with EITF No. 01-9. No amounts related to the unvested warrants are reflected in the accompanying consolidated financial statements.

In April 2000, the Company entered into an agreement with a third party as part of the Company’s vertical industry strategy to obtain a major partner in the financial services industry. In connection with the agreement, the Company issued warrants to purchase up to 6,776,000 shares of the Company’s common stock at an exercise price based on the ten-day average of the Company’s stock price prior to the vesting date. Upon signing of this agreement, warrants for 1,936,000 shares of the Company’s common stock with a fair value of $56.2 million were immediately vested. The remaining warrants vest upon attainment of certain milestones related to contingent revenues (gainshare) to be received by the Company under the terms of a related agreement. The warrants generally expire when the milestone period expires or one year after the specific milestone is met. The agreement provided that the Company would receive $25.0 million in guaranteed gainshare to be paid over a period of two years which the Company determined to represent partial payment for the vested warrants rather than revenue. Accordingly, $31.2 million representing the fair value of the vested warrants less the guaranteed gainshare was recorded as an intangible asset related to the strategic relationship, to be amortized over the three year term of the agreement. During the third quarter of fiscal 2001, the Company determined that the carrying value of the intangible asset was impaired since performance under the agreement was substantially less than expected, and wrote off the remaining net book value of $17.7 million to business partner warrant expense. The guaranteed gainshare of $25.0 million was recorded as a receivable in “Other Current Assets”. A total of $7.9 million and $5.6 million, respectively, of business partner warrant expense related to this agreement was recorded for the years ended September 30, 2001 and 2000, of which $3.6 million and $2.4 million, respectively, was recorded as a reduction of revenues in accordance with EITF No. 01-9. During the quarter ended March 31, 2002, the obligation to pay the outstanding balance of $20.0 million guaranteed gainshare was settled for a cash payment of $15.0 million received in the quarter ended June 30, 2002 and the cancellation of the remaining unvested warrants to purchase 4,840,000 shares of the Company’s common stock. As a result, the Company recorded a charge of $5.6 million representing the uncollected receivable and related settlement costs as business partner warrant expense during the quarter ended March 31, 2002.

Deferred Stock-Based Compensation

The Company has recorded deferred stock-based compensation totaling approximately $263.7 million from inception through September 30, 2002. Of this amount, $38.4 million related to the issuance of stock options prior to the Company’s initial public offering in June 1999 and $71.0 million and $124.6 million related to the acquisitions of TradingDynamics, Inc. and SupplierMarket.com, Inc., each consummated in fiscal year 2000. These amounts are amortized in accordance with FIN 28 over the vesting period of the individual options and restricted common stock, generally between two to five years.

During the year ended September 30, 2002, 3.6 million restricted shares of common stock were issued to certain officers and employees of the Company at prices below current fair market value. Restrictions on restricted shares lapse ratably over a two to five year period or have up to five year vesting periods that are subject to acceleration if individual performance goals are achieved. These issuances include 2.0 million shares which vested upon issuance in connection with the severance of a former executive. Based on the intrinsic value at the date of grant, the Company recorded approximately $12.1 million of deferred stock-based compensation related to the issuance of the restricted common stock. This amount includes $6.4 million related to the severance of the former executive which was fully expensed as stock-based compensation in the quarter ended December 31, 2001. The weighted-average fair value per share of restricted shares granted in fiscal year 2002 was $3.32.

During the year ended September 30, 2001, 4.1 million restricted shares of common stock and stock options with exercise prices below current fair market value were issued to certain senior executives, officers and employees of the Company. Restrictions on these shares lapse ratably over a two to three year period or have up to five year vesting periods and these shares and stock options are subject to acceleration if individual performance goals are achieved. Based on the intrinsic value at the date of grant, the Company recorded approximately $24.0 million of deferred stock-based compensation related to the issuance of the restricted common stock and stock options. The weighted-average fair value of restricted shares granted in fiscal year 2001 was $2.81.

As disclosed in Note 2 of Notes to Consolidated Financial Statements, certain individuals received stock options from companies acquired by the Company. The total intrinsic value and fair value for the options granted was $71.0 million and $40.5 million, respectively. The intrinsic value of these options was recorded as deferred stock-based compensation and is being amortized over the four year vesting period using an accelerated method consistent with FIN 28. The stock-based compensation expense recorded for these options, net of the effect of cancellations, was $794,000, $25.9 million and $17.5 million in the fiscal years ended September 30, 2002, 2001 and 2000, respectively. In addition, certain consultants to these companies received options that vested based on providing services to the Company. The compensation charge (benefit) recorded for these options was zero, $(1.5 million) and $6.1 million for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

During the years ended September 30, 2002, 2001 and 2000, the Company recorded $14.8 million, $61.1 million and $41.7 million of stock-based compensation, respectively.

1996 Stock Plan

The Company’s 1996 Stock Plan (“1996 Stock Plan”), in effect until the Company’s initial public offering, authorized the granting of incentive and nonstatutory common stock options to employees, directors, and consultants at exercise prices no less than 100% and 85%, respectively, of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Stock options generally vest 25% after one year of service and thereafter ratably over 36 months of service and generally have a term of ten years. The 1996 Stock Plan also allowed for exercise of unvested options. Shares of common stock issued to employees upon exercise of unvested options are subject to repurchase by the Company at the original exercise price. The Company’s ability to repurchase these shares expires at a rate consistent with the vesting schedule of each option. Any right to repurchase shares upon an employee’s termination of service lapses and all shares vest if the Company is subject to a change in control unless the Company’s repurchase right is assumed by the acquiring entity. As of September 30, 2002, 730,396 shares of common stock that had been issued upon the exercise of unvested options were subject to repurchase under the 1996 Stock Plan. Options that expire under the 1996 Stock Plan will be available for future grants under the 1999 Equity Incentive Plan. As no options could be granted out of the 1996 Stock Plan after the Company’s initial public offering, there were no shares available for option grants under the 1996 Stock Plan at September 30, 2002.

1999 Equity Incentive Plan

The Company’s Board of Directors approved the 1999 Equity Incentive Plan (“Incentive Plan”) on April 20, 1999. The Incentive Plan was amended on October 4, 2001. Under the Incentive Plan, 9,600,000 shares were initially reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan and any shares repurchased pursuant to the 1996 Stock Plan will also be available for grant under the Incentive Plan. The number of shares reserved under the Incentive Plan automatically increases annually on January 1 each year until 2005 by the lesser of 20,000,000 shares or 5% of the total number of shares of common stock outstanding on that date. Under the Incentive Plan, eligible employees, outside directors, and consultants may be granted stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for incentive stock options and nonstatutory options may not be less than 100% and 85%, respectively, of the fair value of common stock at the option grant date. As of September 30, 2002, 58,222,008 shares of common stock have been reserved for issuance (including shares transferred over from the 1996 Stock Plan since June 22, 1999) and 15,813,562 shares are available for grant under the Incentive Plan.

1999 Directors’ Stock Option Plan

The Company’s Board of Directors adopted the 1999 Directors’ Stock Option Plan (“Directors Plan”) on April 20, 1999, under which 2,000,000 shares were reserved for issuance. The Directors Plan was amended in May 2000 and in July 2002. Each non-employee director receives an option to purchase 75,000 shares of common stock upon joining the Board of Directors (“Initial Grant”). In addition, each non-employee director receives an option to purchase 15,000 shares of common stock (“Annual Grant”) upon the conclusion of each regular annual meeting of the Company’s stockholders, provided such director will continue serving as a member of the Board thereafter. However, Annual Grants are not granted to non-employee directors in the same calendar year in which they receive an Initial Grant. Each option has an exercise price equal to the fair value of the common stock on the grant date. As of September 30, 2002, options to purchase 220,000 shares of common stock have been granted under the Directors Plan, of which 187,500 are outstanding, and 1,812,500 shares are available for future issuance.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the Employee Stock Purchase Plan (“Purchase Plan”) on April 20, 1999 under which 16,000,000 shares were reserved for issuance. The number of shares reserved under the Purchase Plan automatically increases on January 31 each year until 2005 by the lesser of 3,000,000 shares or 2% of the total number of shares of common stock outstanding on that date. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 15% of the employees’ cash compensation. The purchase price per share equals 85% of the common stock’s fair value at the lower of certain plan defined dates. As of September 30, 2002 there have been 5,660,137 shares issued under the Purchase Plan and 19,339,863 shares are available for future issuance.

The Company has, in connection with the acquisitions of TradingDynamics, Tradex and SupplierMarket, assumed the stock option plans of each acquired company.

TradingDynamics Stock Plans

On January 20, 2000, the Company assumed the TradingDynamics 1998 Stock Plan and 1999 Stock Plan (“TradingDynamics Plans”). The TradingDynamics Plans were not approved by the Company’s stockholders. The TradingDynamics Plans provided for the grant of incentive stock options to employees at no less than 100% of the fair market value of the common stock on the date of grant as determined by the Board of Directors; and nonstatutory stock options to employees and consultants at no less than par value on the date of grant as determined by the Board of Directors. Generally, options granted were immediately exercisable and the resulting shares issued to optionees under the TradingDynamics Plans were subject to certain repurchase rights, also assumed by the Company. As of September 30, 2002, there were 11,607 shares of the Company’s common stock issued pursuant to the TradingDynamics Plans that were subject to repurchase by the Company. These repurchase rights generally lapse over a 48-month period, at the rate of 25% after one year of service and thereafter ratably over 36 months of service. Options expire no later than ten years from the date of grant. A total of 2,086,119 shares of the Company’s common stock were reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of TradingDynamics and upon exercise of options granted subsequent to the acquisition of TradingDynamics by the Company under the TradingDynamics Plans.

Tradex Stock Plans

On March 8, 2000, the Company assumed the Tradex 1997 Employee Stock Option Plan and 1999 Employee Stock Option/Stock Issuance Plan (“Tradex Plans”). The Tradex Plans were not approved by the Company’s stockholders. The Tradex Plans provided for the grant of incentive stock options to employees, and nonstatutory stock options and grants of shares of common stock to employees, board members and consultants at prices less than, equal to, or greater than the fair market value of the common stock on the date of grant as determined by the Board of Directors. Generally, options granted were immediately exercisable and the resulting shares issued to optionees under the Tradex Plans were subject to certain repurchase rights, also assumed by the Company. As of September 30, 2002, no shares of the Company’s common stock issued pursuant to the Tradex Plans were subject to repurchase by the Company. Options expire no later than ten years from the date of grant. A total of 2,249,658 shares of the Company’s common stock were reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of Tradex and upon the exercise of options granted subsequent to the acquisition of Tradex by the Company under the Tradex Plans.

SupplierMarket Stock Plan

On August 28, 2000, the Company assumed the SupplierMarket 1999 Stock Option Plan (“SupplierMarket Plan”). The SupplierMarket Plan was not approved by the Company’s stockholders. The SupplierMarket Plan provided for the grant of incentive stock options to employees, and nonstatutory stock options to employees and consultants at prices at no less than par value of the common stock on the date of grant as determined by the Board of Directors. Under the SupplierMarket Plan, options generally vest over a 48-month period at the rate of 12.5% of the grant after six months of service and one forty-eighth of the grant per month thereafter. Options expire no later than ten years from the date of grant. A total of 2,472,690 shares of the Company’s common stock were reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of SupplierMarket and upon the exercise of options granted subsequent to the acquisition of SupplierMarket by the Company under the SupplierMarket Plan.

A summary of the status of the Company’s stock options as of September 30, 2002, 2001 and 2000 and changes during the years ended on those dates is presented below:

	Years Ended September 30,
	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	25,028,869	$8.20	46,889,463	$28.69	41,351,180	$3.39
Granted	32,096,422	3.17	22,964,662	17.35	21,782,681	62.34
Exercised	(3,000,343)	1.71	(8,161,098)	2.60	(12,715,386)	1.51
Forfeited	(10,365,774)	12.79	(36,664,158)	41.38	(3,529,012)	37.85

Outstanding at end of year	43,759,174	$3.87	25,028,869	$8.20	46,889,463	$28.69

Exercisable at end of year	19,416,863	$4.02	8,881,862	$13.14	30,823,408	$3.31

		Weighted- Average Fair Value		Weighted- Average Fair Value		Weighted- Average Fair Value
Options granted during the year at market	24,671,922	$1.82	22,737,662	$13.11	14,133,000	$88.80
Options granted during the year at less than market	70,000	$4.02	195,000	$2.06	7,638,881	$57.35
Options granted during the year at greater than market	7,354,500	$1.37	32,000	$34.59	10,800	$60.39

The following table summarizes information about stock options outstanding as of September 30, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 0.002–$ 0.81	5,362,509	6.26	$0.53	5,240,859	$0.54
$ 1.36–$ 2.00	4,624,593	8.61	$1.92	1,600,697	$1.81
$ 2.01–$ 2.77	5,169,321	9.35	$2.40	520,003	$2.34
$ 2.97–$ 3.00	7,916,150	8.86	$3.00	3,178,649	$3.00
$ 3.09	1,500,000	9.56	$3.09	0	$0.00
$ 3.18–$ 4.02	7,679,054	9.13	$3.98	4,179,980	$4.01
$ 4.04–$ 4.50	3,764,885	8.92	$4.35	1,008,984	$4.42
$ 4.52–$ 4.81	6,443,362	8.56	$4.80	2,895,064	$4.81
$ 4.94–$139.75	1,289,300	8.04	$27.60	787,627	$32.47
$166.44	10,000	7.93	$166.44	5,000	$166.44

$ 0.00–$166.44	43,759,174	8.58	$3.87	19,416,863	$4.02

Had compensation cost been recognized based on the fair value at the date of grant for options granted and Purchase Plan issuances during 2002, 2001 and 2000 the pro forma amounts of the Company’s net loss and net loss per share would have been as follows for the years ended September 30, 2002, 2001 and 2000 (in thousands, except per share amounts):

	Year Ended September 30,
	2002	2001	2000
		(As Restated)	(As Restated)
Net loss—as reported	$(638,663)	$(2,694,695)	$(802,582)
Net loss—pro forma	$(733,240)	$(2,698,654)	$(985,721)
Basic and diluted net loss per share—as reported	$(2.47)	$(11.02)	$(4.15)
Basic and diluted net loss per share—pro forma	$(2.83)	$(11.03)	$(5.10)

The fair value for the options granted during the years ended September 30, 2002, 2001 and 2000 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Year Ended September 30,
	2002	2001	2000
Risk-free interest rate	1.78%	2.97%	6.02%
Expected lives (in years)	2.2	1.5	3.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	115%	119%	100%

To comply with the pro forma reporting requirements of SFAS No. 123 compensation cost is also estimated for the fair value of future employee stock purchase plan issuances which is included in the pro forma totals above. The fair value of purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions and resulting in the weighted-average fair value:

	Year Ended September 30,
	2002	2001	2000
Risk-free interest rate	1.78%	2.97%	6.02%
Expected lives (in years)	0.5	0.5	0.5
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	115%	119%	100%
Weighted-average fair value	$2.02	$6.92	$5.94

See Note 13 of Notes to Consolidated Financial Statements for a discussion of contributions to the Company from a significant stockholder and director of the Company.

Note 12—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Year Ended September 30,
	2002	2001	2000
		(As Restated)	(As Restated)
Net loss	$(638,663)	$(2,694,695)	$(802,582)

Weighted average shares outstanding	263,830	254,666	216,215
Weighted average common shares issued subject to repurchase agreement	(4,788)	(7,892)	(20,350)
Weighted average shares held in escrow related to acquisitions	—	(2,160)	(2,448)

Weighted average shares used in computation of net loss per share—basic and diluted	259,042	244,614	193,417

Basic and diluted loss per share	$(2.47)	$(11.02)	$(4.15)

At September 30, 2002, 2001 and 2000, 46,749,336, 33,210,370 and 64,303,857 potential common shares, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive. Further, the potential common shares for the years ended September 30, 2002, 2001 and 2000 exclude 1,200,000, 12,086,246 and 26,243,568 shares, respectively, which would be issuable under certain warrants contingent upon completion of certain milestones.

The weighted-average exercise price of stock options outstanding was $3.87, $8.20 and $28.69 as of September 30, 2002, 2001 and 2000, respectively. The weighted average repurchase price of unvested stock was $0.16, $0.27 and $0.36 as of September 30, 2002, 2001 and 2000, respectively. The weighted average exercise price of warrants outstanding was $87.50, $91.69 and $68.79 as of September 30, 2002, 2001 and 2000, respectively.

Note 13—Related Party Transactions

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

From April through December 2001, the Chief Executive Officer of Softbank was a member of the Company’s Board of Directors. Related to transactions with Softbank, the Company recorded revenue of $19.1 million and $6.9 million for the years ended September 30, 2002 and 2001, respectively, pursuant to a long-term revenue commitment. There was no minority shareholder in fiscal 2000.

During fiscal year 2001, Keith Krach, the Company’s chairman and co-founder, was deemed to have contributed $4.0 million to the Company in connection with a loan of $4.0 million in cash by an entity controlled by him to Robert Calderoni in connection with his hiring as the Company’s chief financial officer. Because the Company is not the beneficiary of the loan and would not receive any cash upon repayment of the loan, the Company recorded the principal amount of this loan as compensation expense in fiscal year 2001. The loan from Mr. Krach is expected to be forgiven in annual installments over four years. The Company has entered into an agreement with Mr. Calderoni pursuant to which he is entitled to receive annual cash payments from the Company to compensate him for income tax incurred as a result of such forgiveness and payments. As a result, the Company incurred $5.0 million and $1.2 million in additional compensation expense in fiscal years 2002 and 2001, respectively. In addition, during fiscal years 2001 and 2000, Mr. Krach was deemed to have contributed $11.1 million and $43,000, respectively, to the Company in connection with a cash payment and chartered air travel services provided by him to Larry Mueller, the Company’s president and chief operating officer at the time of the payment. These amounts have been recorded as capital contributions in accordance with Interpretation No. 1 of APB No. 25 and charged to compensation expense within sales and marketing in the Company’s restated consolidated financial statements as of and for the years ended September 30, 2001 and 2000.

The Company entered into an agreement with an executive officer in October 2001 which provides for an unsecured loan from the Company in the amount of $1,500,000. The principal amount of the loan becomes payable in full immediately after the individual’s employment with the Company terminates for any reason other than a termination by the Company without cause. Further, the agreement provides that the loan will be forgiven over three years based on continued service.

The Company entered into an agreement with another executive officer in April 2002 which provides for two unsecured loans from the Company, the first in the amount of $600,000 and the second in the amount of $400,000. The principal amount of the loans becomes immediately payable in full if the individual’s employment with the Company terminates. The agreement provides that the principal amounts will be forgiven over three years based on continued service.

The Company recorded the principal amounts of these loans as operating expense in fiscal year 2002 based upon its assessment that recoverability of the loans in the event of the employees’ termination prior to the expiration of the related forgiveness periods was remote.

Note 14—Supplementary Quarterly Data (Unaudited)

See Note 2 of Notes to Consolidated Financial Statements for a description of the nature of the adjustments.

	Fiscal Year 2002 For the Quarter Ended
	Sep. 30, 2002	June 30, 2002		March 31, 2002		Dec. 31, 2001
		(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Revenues:
License	$23,227	$26,636	$26,915	$24,976	$25,171	$23,660	$23,127
Maintenance and service	35,650	31,907	31,907	32,216	32,216	31,590	31,590

Total revenues	58,877	58,543	58,822	57,192	57,387	55,250	54,717

Cost of revenues:
License	1,608	538	538	1,794	1,794	378	378
Maintenance and service	11,792	11,024	11,024	10,276	10,356	9,709	9,709

Total cost of revenues	13,400	11,562	11,562	12,070	12,150	10,087	10,087

Gross profit	45,477	46,981	47,260	45,122	45,237	45,163	44,630

Operating expenses:
Sales and marketing	14,069	21,840	19,544	18,956	21,363	28,134	25,974
Research and development	15,788	16,772	16,726	16,192	16,261	15,608	15,590
General and administrative	5,260	7,351	8,842	9,732	8,108	10,481	9,541
Amortization of goodwill and other intangible assets	141,269	144,776	141,291	144,774	141,289	145,414	141,929
Business partner warrants	—	—	—	5,562	5,562	—	—
Stock-based compensation	2,988	3,041	3,325	4,860	5,144	3,368	3,310
Restructuring and lease abandonment costs	—	57,125	57,125	(158)	(158)	5,642	5,642

Total operating expenses	179,374	250,905	246,853	199,918	197,569	208,647	201,986

Loss from operations	(133,897)	(203,924)	(199,593)	(154,796)	(152,332)	(163,484)	(157,356)
Interest income	1,695	1,801	1,801	1,925	1,925	2,531	2,531
Interest expense	(13)	(7)	(7)	(104)	(104)	(15)	(15)
Other income (expense)	(1,263)	55	55	(86)	(86)	780	780

Net loss before income taxes	(133,478)	(202,075)	(197,744)	(153,061)	(150,597)	(160,188)	(154,060)
Provision (benefit) for income taxes	(211)	1,000	1,000	904	904	1,091	1,091

Net loss	$(133,267)	$(203,075)	$(198,744)	$(153,965)	$(151,501)	$(161,279)	$(155,151)

Net loss per share—basic and diluted	$(0.51)	$(0.78)	$(0.76)	$(0.60)	$(0.59)	$(0.63)	$(0.61)

Weighted average shares used in computing net loss per share—basic and diluted	261,709	260,180	260,180	258,748	258,748	255,625	255,625

	Fiscal Year 2001 For the Quarter Ended
	Sep. 30, 2001		June 30, 2001		March 31, 2001		Dec. 31, 2000
	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Revenues:
License	$32,714	$33,236	$47,885	$48,637	$57,983	$59,729	$123,448	$118,632
Maintenance and service	29,961	29,961	36,245	36,245	32,048	32,048	41,322	41,322

Total revenues	62,675	63,197	84,130	84,882	90,031	91,777	164,770	159,954

Cost of revenues:
License	822	822	2,527	2,527	5,766	5,341	8,686	8,686
Maintenance and service	11,573	11,573	12,965	12,965	21,025	21,025	22,645	22,645

Total cost of revenues	12,395	12,395	15,492	15,492	26,791	26,366	31,331	31,331

Gross profit	50,280	50,802	68,638	69,390	63,240	65,411	133,439	128,623

Operating expenses:
Sales and marketing	46,596	42,639	59,448	61,002	79,954	92,975	83,688	83,994
Research and development	19,139	19,159	25,372	25,412	25,579	25,297	20,789	20,789
General and administrative	14,722	14,720	14,520	14,492	18,772	17,698	16,395	13,585
Amortization of goodwill and other intangible assets	141,219	137,734	144,208	140,723	327,571	324,086	328,528	325,043
Business partner warrants	—	—	18,975	18,971	538	534	7,320	8,268
Stock-based compensation	(12,392)	(11,772)	13,000	29,455	15,697	18,206	20,331	25,193
Impairment of goodwill, other intangible assets and equity investments	4,280	4,280	—	—	1,433,292	1,431,855	—	—
Merger related expenses	—	(542)	—	—	9,185	4,185	—	—
Restructuring and lease abandonment costs	63,541	63,541	70,041	70,041	—	—	—	—

Total operating expenses	277,105	269,759	345,564	360,096	1,910,588	1,914,836	477,051	476,872

Loss from operations	(226,825)	(218,957)	(276,926)	(290,706)	(1,847,348)	(1,849,425)	(343,612)	(348,249)
Interest income	2,979	2,979	4,090	4,090	5,693	5,693	5,867	5,867
Interest expense	(243)	(243)	(18)	(18)	(122)	(122)	(51)	(51)
Other income (expense)	1,327	1,327	1,503	1,503	561	561	(1,236)	(1,236)

Net loss before income taxes	(222,762)	(214,894)	(271,351)	(285,131)	(1,841,216)	(1,843,293)	(339,032)	(343,669)
Provision (benefit) for income taxes	1,585	1,585	2,173	3,571	(6,040)	(6,040)	8,592	8,592

Net loss	$(224,347)	(216,479)	$(273,524)	(288,702)	$(1,835,176)	(1,837,253)	$(347,624)	(352,261)

Net loss per share—basic and diluted	$(0.89)	$(0.86)	$(1.10)	$(1.16)	$(7.60)	$(7.61)	$(1.48)	$(1.50)

Weighted average shares used in computing net loss per share—basic and diluted	252,652	252,652	249,103	249,103	241,417	241,417	235,285	235,285

	Fiscal Year 2000 For the Quarter Ended
	Sep. 30, 2000		June 30, 2000		March 31, 2000		Dec. 31, 1999
	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Revenues:
License	$101,001	$99,611	$52,263	$53,595	$26,187	$25,250	$15,784	$15,201
Maintenance and service	31,608	31,608	27,091	27,091	13,855	13,855	7,695	7,695

Total revenues	132,609	131,219	79,354	80,686	40,042	39,105	23,479	22,896

Cost of revenues:
License	7,214	7,214	3,117	3,117	1,920	1,920	321	321
Maintenance and service	16,423	16,423	10,876	10,876	4,527	4,527	3,121	3,121

Total cost of revenues	23,637	23,637	13,993	13,993	6,447	6,447	3,442	3,442

Gross profit	108,972	107,582	65,361	66,693	33,595	32,658	20,037	19,454

Operating expenses:
Sales and marketing	85,613	84,193	65,595	62,665	36,252	36,926	19,774	17,185
Research and development	16,679	16,852	10,771	10,839	7,124	6,779	4,443	4,443
General and administrative	15,209	15,375	6,442	6,507	4,100	4,100	3,421	3,421
Amortization of goodwill and other intangible assets	299,909	296,535	290,392	287,018	98,287	94,913	—	—
In-process research and development	14,600	14,600	—	—	12,750	12,750	—	—
Business partner warrants	13,432	14,211	12,264	12,359	—	—	—	—
Stock-based compensation	8,093	16,996	1,868	5,212	3,371	14,739	4,719	4,719

Total operating expenses	453,535	458,762	387,332	384,600	161,884	170,207	32,357	29,768

Loss from operations	(344,563)	(351,180)	(321,971)	(317,907)	(128,289)	(137,549)	(12,320)	(10,314)
Interest income	5,592	5,592	5,328	5,328	2,721	2,721	2,107	2,107
Interest expense	(60)	(60)	(30)	(30)	(87)	(87)	(43)	(43)
Other income (expense)	782	782	(53)	(53)	79	79	(5)	(5)

Net loss before income taxes	(338,249)	(344,866)	(316,726)	(312,662)	(125,576)	(134,836)	(10,261)	(8,255)
Provision for income taxes	1,088	1,088	433	433	369	369	73	73

Net loss	$(339,337)	$(345,954)	$(317,159)	$(313,095)	$(125,945)	$(135,205)	$(10,334)	$(8,328)

Net loss per share—basic and diluted	$(1.50)	$(1.53)	$(1.45)	$(1.43)	$(0.70)	$(0.75)	$(0.07)	$(0.05)

Weighted average shares used in computing net loss per share—basic and diluted	225,491	225,491	218,478	218,478	179,241	179,241	155,980	155,980

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information set forth in the section entitled “Executive Officers of the Registrant” in Part I, Item 4A of this Form 10-K. The directors of Ariba and their ages as of February 28, 2003 are as follows:

Name	Age	Positions and Offices Held with Ariba
Keith J. Krach	45	Chairman of the Board of Directors
Robert M. Calderoni	43	Director, President and Chief Executive Officer
Robert C. Kagle	47	Director
Robert E. Knowling, Jr.	47	Director
Richard F. Wallman	51	Director

Keith J. Krach, age 45, a co-founder of the Company, has served as Chairman of the Board of Directors since the Company’s inception in September 1996. Mr. Krach also served as Interim Chief Executive Officer from July 2001 to October 2001 and Chief Executive Officer from September 1996 to April 2001. Mr. Krach holds a Bachelor of Science degree in industrial engineering from Purdue University and a Master of Business Administration from Harvard Business School.

Robert M. Calderoni, age 43, has served as the Company’s President and Chief Executive Officer and a director since October 2001. From October 2001 to December 2001, Mr. Calderoni also served as the Company’s Interim Chief Financial Officer. From January 2001 to October 2001, Mr. Calderoni served as the Company’s Executive Vice President and Chief Financial Officer. Mr. Calderoni was also an employee of the Company from November 2000 to January 2001. From November 1997 to January 2001, he served as Chief Financial Officer at Avery Dennison Corporation, a manufacturer of pressure-sensitive materials and office products. From June 1996 to November 1997, Mr. Calderoni served as Senior Vice President of Finance at Apple Computer. Mr. Calderoni holds a Bachelor of Science degree in accounting and finance from Fordham University.

Robert C. Kagle, age 47, has served as a director of the Company since the Company’s inception in September 1996. Mr. Kagle has been a Managing Member of the general partner of Benchmark Capital Partners since May 1995. Mr. Kagle has also been a General Partner of Technology Venture Investors since January 1984. Mr. Kagle currently serves as a director of eBay and E-Loan. Mr. Kagle holds a Bachelor of Science degree in electrical and mechanical engineering from Kettering University and a Master of Business Administration from the Stanford Graduate School of Business.

Robert E. Knowling, Jr., age 47, has served as a director of the Company since July 2000. Since January 2003, Mr. Knowling has served as Chief Executive Officer of the New York Leadership Academy at the New York City Board of Education. From February 2001 to January 2003, Mr. Knowling has served as Chairman and Chief Executive Officer of Internet Access Technologies, a software development company. Mr. Knowling served as President and Chief Executive Officer of Covad Communications Group from July 1998 to October 2000. He also served as Chairman of the Board of Directors of Covad from September 1999 to October 2000. In August 2001, Covad filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Prior to joining Covad, he served as Executive Vice President of Operations and Technologies from October 1997 to July 1998 and as Vice President of Network Operations from March 1996 to September 1997 at US West Communications. In addition to serving as a director of the Company, he is also a member of the boards of directors of Hewlett-Packard Company and Heidrick and Struggles International. Mr. Knowling holds a Bachelor of Arts degree in theology from Wabash College, and a Master of Business Administration from Northwestern University’s Kellogg Graduate School of Business.

Richard F. Wallman, age 51, has served as a director of the Company since October 2002. Since March 1995, Mr. Wallman has served as the Senior Vice President and Chief Financial Officer of Honeywell International, Inc., an aerospace company, and Allied Signal, Inc. (prior to its merger with Honeywell). From April 1994 to March 1995, Mr. Wallman also served as Vice President and Controller of International Business Machines Corp. Mr. Wallman holds a Bachelor of Science degree in electrical engineering from Vanderbilt University, and a Master of Business Administration from the University of Chicago Graduate School of Business.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company’s outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act (“Section 16(a)”), which require them to file reports with respect to their ownership of Common Stock and their transactions in Common Stock. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their fiscal year 2002 transactions in the Common Stock and their Common Stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for fiscal year 2002, the Company believes that all reporting requirements under Section 16(a) were met in a timely manner by the persons who were executive officers, members of the Board of Directors or greater than ten-percent stockholders during such fiscal year, except that Keith Krach and former director Paul Hegarty each reported one charitable gift made in fiscal year 2001 after the due date.

ITEM 11.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND RELATED INFORMATION

The following Summary Compensation Table sets forth the compensation earned by each individual who served as the Company’s Chief Executive Officer during fiscal year 2002, the four other most highly compensated executive officers who were serving as such as of September 30, 2002, and two former executive officers who would have been among the four other most highly compensated executive officers if they had not ceased to be executive officers before September 30, 2002 (collectively, the “Named Officers”).

Summary Compensation Table

	Fiscal Year	Annual Compensation					Long-Term Compensation Awards				All Other Compen- sation ($)
Name and Principal Position		Salary ($)(1)	Bonus ($)		Other Annual Compen- sation ($)		Restricted Stock Awards ($)(2)		Securities Underlying Options (#)
Robert M. Calderoni(3) Director, President and Chief Executive Officer; former Executive Vice President and Chief Financial Officer	2002 2001 2000	594,318 270,455 0	404,480 2,266,250 0	(4)	2,388,351 0 0	(5)	0 0 0		7,000,000 2,500,000 0		300 0 0	(6)

Keith J. Krach(7) Chairman of the Board; Former President and Chief Executive Officer	2002 2001 2000	76,612 200,000 200,000	13,212 80,716 52,808	(8) (8)	0 0 0		0 0 0		0 0 0		106 0 0	(6)

Kevin S. Costello(9) Executive Vice President, Ariba Solutions Delivery	2002 2001 2000	164,063 0 0	150,000 0 0		0 0 0		386,250 0 0	(10)	1,500,000 0 0		88 0 0	(6)

James W. Frankola(11) Executive Vice President and Chief Financial Officer	2002 2001 2000	431,250 0 0	150,000 0 0		0 0 0		0 0 0		1,500,000 0 0		236 0 0	(6)

Eileen J. McPartland(12) Former Executive Vice President	2002 2001 2000	378,409 243,750 164,131	150,000 147,388 36,696		0 0 0		1,206,000 2,995,750 0	(13) (15)	1,500,000 600,000 211,386		52,277 0 0	(14)

Michael A. Schmitt Executive Vice President and Chief Marketing Officer	2002 2001 2000	450,000 165,972 0	151,720 93,089 0	(16)	0 0 0		402,000 481,250 0	(17) (18)	1,500,000 875,000 0		413 0 0	(6)

James W. Steele(19) Former Executive Vice President of Worldwide Sales	2002 2001 2000	450,000 210,227 0	151,483 2,108,750 0	(20)	0 0 0		402,000 481,250 0	(21) (22)	1,500,000 875,000 0		431 0 0	(6)

John D. True(23) Executive Vice President of Worldwide Sales	2002 2001 2000	275,000 225,000 94,938	250,307 157,332 33,405		0 0 0		497,000 790,250 0	(24) (25)	2,091,331 140,000 101,331	(26) (26)	270	(6)

(1)	Salary includes amounts deferred under the Company’s 401(k) Plan.
(2)	The Company does not plan to pay dividends on its Common Stock, but the restricted shares shown in this column are eligible to receive dividends to the same extent as other shares of Common Stock.
(3)	Mr. Calderoni was appointed President and Chief Executive Officer in October 2001.
(4)	Includes $4,480 for President’s Club achievement.
(5)	As described below under “Employment Contracts, Termination of Employment and Change in Control Arrangements,” Mr. Calderoni obtained a $4,000,000 loan from an entity affiliated with Mr. Krach. The loan, along with accrued interest, is expected to be forgiven over four years, conditioned upon Mr. Calderoni’s continued employment with the Company. Although the loan was made by a third party, the amount forgiven each year is treated as compensation to Mr. Calderoni from the Company. In addition, the Company has entered into an agreement with Mr. Calderoni under which he is entitled to receive annual cash payments from the Company during the years 2001 through 2004. The amount of each payment will be calculated to compensate Mr. Calderoni for the income taxes that he will incur as the result of the loan forgiveness and the tax reimbursement payment. The amount shown represents $1,163,351 of third-party loan forgiveness and a Company tax reimbursement payment of $1,225,000.
(6)	Represents amounts paid by the Company on behalf of the Named Officer for group term life insurance.
(7)	Mr. Krach resigned as Chief Executive Officer in April 2001 and served as Interim Chief Executive Officer from July 2001 to October 2001.
(8)	Includes $7,200 and $1,800 for President’s Club achievement in fiscal year 2001 and fiscal year 2002, respectively.
(9)	Mr. Costello joined Ariba and was appointed Executive Vice President on May 21, 2002.
(10)	Mr. Costello was granted 125,000 shares of restricted stock on May 21, 2002. Pursuant to the terms of his restricted stock agreement, these shares would vest in their entirety on May 21, 2007 subject to Mr. Costello’s continued employment with the Company. In addition, 50% of the shares were subject to earlier vesting upon Mr. Costello’s achievement of certain milestones established by the Company’s Chief Executive Officer, and the remaining 50% were subject to earlier vesting upon the achievement of certain revenue-based objectives by Mr. Costello’s business unit. 62,500 of the restricted shares vested on August 2, 2002 upon Mr. Costello’s achievement of the established milestones. As of September 30, 2002, Mr. Costello held 62,500 unvested shares of restricted stock having a value on that date of $84,375.
(11)	Mr. Frankola’s employment with the Company began October 16, 2001, and he was appointed Executive Vice President and Chief Financial Officer on December 3, 2001.
(12)	Ms. McPartland ceased to be an executive officer of the Company on August 2, 2002.
(13)	Ms. McPartland was granted 300,000 shares of restricted stock on December 3, 2001. Pursuant to the terms of her restricted stock agreement and subject to her continued employment with the Company, 50,000 of these shares would vest on December 3, 2001, 50,000 of these shares would vest on the first permissible trading day (as defined in her restricted stock agreement) after June 30, 2002, and 100,000 of these shares would vest on each of the first permissible trading days after June 30, 2003 and June 30, 2004. 50,000 of these shares vested on each of December 3, 2001 and July 26, 2002. As of September 30, 2002, Ms. McPartland held no unvested shares of restricted stock, as all remaining unvested shares were forfeited back to the Company as of August 2, 2002, her last date of employment with the Company.
(14)	Represents $51,921 paid in respect of accrued flexible time off due to Ms. McPartland as of her last day of employment with the Company, and $356 paid by the Company on Ms. McPartland’s behalf for group term life insurance.
(15)	300,000 shares of restricted stock granted to Ms. McPartland on April 4, 2001 having a value of $1,443,750 as of that date were cancelled on December 3, 2001.
(16)	Includes $1,720 for President’s Club achievement.
(17)	Mr. Schmitt was granted 100,000 shares of restricted stock on December 3, 2001. Pursuant to the terms of his restricted stock agreement and subject to his continued employment with the Company, 16,667 of these shares would vest on February 26, 2002, 16,667 of these shares would vest on the first permissible trading day (as defined in his restricted stock agreement) after June 30, 2002, and 33,333 of these shares would vest on each of the first permissible trading days after June 30, 2003 and June 30, 2004. 16,667 of these shares vested on each of February 26, 2002 and July 26, 2002. As of September 30, 2002, Mr. Schmitt held 66,666 unvested shares of restricted stock having a value on that date of $89,999.
(18)	100,000 shares of restricted stock granted to Mr. Schmitt on April 4, 2001 having a value of $481,250 as of that date were cancelled on December 3, 2001.
(19)	Mr. Steele ceased to be an executive officer of the Company on September 3, 2002.
(20)	Includes $1,483 for President’s Club achievement.
(21)	Mr. Steele was granted 100,000 shares of restricted stock on December 3, 2001. Pursuant to the terms of his restricted stock agreement and subject to his continued employment with the Company, 16,667 of these shares would vest on February 1, 2002, 16,667 of these shares would vest on the first permissible trading day (as defined in his restricted stock agreement) after June 30, 2002, and 33,333 of these shares would vest on each of the first permissible trading days after June 30, 2003 and June 30, 2004. 16,667 of these shares vested on each of February 1, 2002 and July 26, 2002. As of September 30, 2002, Mr. Steele held 66,666 unvested shares of restricted stock having a value on that date of $89,999. All of these unvested shares were forfeited back to the Company as of October 4, 2002, Mr. Steele’s last date of employment with the Company.

(22)	100,000 shares of restricted stock granted to Mr. Steele on April 4, 2001 having a value of $481,250 as of that date were cancelled on December 3, 2001.
(23)	Mr. True joined the Company on January 20, 2000 and was appointed Executive Vice President on September 3, 2002.
(24)	Mr. True was granted 50,000 shares of restricted stock on October 1, 2001. Pursuant to the terms of his restricted stock agreement and subject to his continued employment with the Company, 16,667 of these shares would vest on the first permissible trading day (as defined in his restricted stock agreement) after March 17, 2002, an additional 16,667 of these shares would vest on the first permissible trading day after September 17, 2002, and the remaining 16,666 of these shares would vest on the first permissible trading day after September 17, 2003. 16,667 of these shares vested on each of April 26, 2002 and October 25, 2002. In addition, Mr. True was granted 100,000 shares of restricted stock on December 3, 2001. Pursuant to the terms of his restricted stock agreement and subject to his continued employment with the Company, 33,334 of these shares would vest on the first permissible trading day after June 30, 2002 and an additional 33,333 of these shares would vest on each of the first permissible trading days after June 30, 2003 and June 30, 2004. As of September 30, 2002, Mr. True held 133,323 unvested shares of restricted stock having a value on that date of $179,986.
(25)	100,000 shares of restricted stock granted to Mr. True on April 4, 2001 having a value of $481,250 as of that date were cancelled on December 3, 2001.
(26)	These stock options were cancelled on May 14, 2001 in connection with the Company’s stock option exchange program.

Option Grants in Last Fiscal Year

The following table contains information concerning the stock option grants made to each of the Named Officers for the fiscal year ended September 30, 2002. No stock appreciation rights were granted during such year.

Name	Individual Grants(1)				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
	Number of Securities Underlying Options Granted(#)	% of Total Options Granted to Employees in 2002(%)(2)	Exercise Price Per Share ($/Sh.)	Expiration Date
					5%($)	10%($)
Robert M. Calderoni	7,000,000	22.2	3.000	10/15/11	7,505,656	24,390,493
Keith J. Krach	0	n/a	n/a	n/a	n/a	n/a
Kevin S. Costello	1,500,000	4.8	3.090	4/22/12	2,914,927	7,386,996
James W. Frankola	1,500,000	4.8	2.500	10/15/11	2,358,355	5,976,534
Eileen J. McPartland	1,500,000	4.8	2.000	10/3/11	1,886,684	4,781,227
Michael A. Schmitt	1,500,000	4.8	2.000	10/3/11	1,886,684	4,781,227
James W. Steele	1,500,000	4.8	2.000	10/3/11	1,886,684	4,781,227
John D. True	441,331 150,000 1,500,000	1.4 0.5 4.8	4.020 2.971 2.100	12/2/11 4/22/12 9/2/12	1,115,754 280,267 1,981,018	2,827,539 710,251 5,020,289

(1)

The exercise price for each option may be paid in cash or in shares of Common Stock valued at fair market value on the exercise date. The plan administrator has the discretionary authority to reprice the options through the cancellation of those options and the grant of replacement options with an exercise price based on the fair market value of the option shares on the regrant date. The options have a maximum term of 10 years measured from the option grant date, subject to earlier termination in the event of the optionee’s cessation of service with the Company. Of the options granted to Mr. Calderoni, 4,500,000 vest in equal monthly increments over the 36 months of continuous service following October 16, 2001. Of the remaining 2,500,000 options granted to Mr. Calderoni, 25% vested on November 22, 2001, and the remaining 75% vest in equal monthly increments over the 36 months of continuous service following November 22, 2001. Of the options granted to Mr. Costello, 25% vest on April 10, 2003, and the remaining 75% vest in equal monthly increments over the 36 months of continuous service following April 10, 2003. Of the options granted to Mr. Frankola, 25% vested on October 16, 2002, and the remaining 75% vest in equal monthly increments over the 36 months of continuous service following October 16, 2002. The options granted to Ms. McPartland, Mr. Schmitt and Mr. Steele vest in equal monthly increments over the 36 months of continuous service following October 4, 2001, except that vesting was deferred to the first anniversary of the respective hire dates of Mr. Schmitt and Mr. Steele because they had not completed one year of service on October 4, 2001. Of the 441,331 options granted to Mr. True, 241,331 represent a replacement of options granted previously and subsequently cancelled (as described under “10-Year Option Repricings” below). These options vest on the schedule that was applicable to the options being replaced. An additional 100,000 options vest in equal monthly increments over the 48 months of continuous service following October 1, 2001, and the remaining 100,000 options vest on October 1, 2006. The options for 150,000 shares granted to Mr. True vest in equal monthly increments over the 36 months of continuous service following April 3, 2002, and the options for 1,500,000 shares granted to Mr. True vest in equal monthly increments over the 36 months of continuous service following September 3, 2002. Under each of the options, the option shares will vest upon an acquisition of the Company by merger or asset sale, unless the acquiring company assumes the options. In addition, if a change in control occurs within 12 months after the optionee’s vesting start date, then the option will vest as to an additional number of shares as if the optionee had been in service 12 additional months. If a change in control occurs more than 12 months after the optionee’s vesting start date, then the option will vest as to the lesser of: (i) 50% of the then remaining unvested portion of the option; or (ii) the excess of 75% of the total number of shares originally subject to the option over the number of shares that had already vested. Each option shall fully vest if, within 12 months after a change in control, the optionee’s employment or service is terminated without cause or the optionee resigns after he or she is subject to the following without his or her consent: a material reduction in responsibility, a reduction in level of compensation or a relocation of place of employment by more than 50 miles.

(2)	Based on an aggregate of 31,526,422 options granted in the fiscal year.
(3)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company’s securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning option exercises in fiscal year 2002 and option holdings as of September 30, 2002 with respect to each of the Named Officers. No stock appreciation rights were outstanding at the end of that year.

	Shares Acquired on Exercise(#)	Value Realized (Market Price at Exercise Less Exercise Price)($)	Number of Securities Underlying Unexercised Options at September 30, 2002(#)		Value of Unexercised in-the-Money Options at September 30, 2002($)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert M. Calderoni	0	n/a	3,666,666	5,833,334	$0	$0
Keith J. Krach	0	n/a	0	0	n/a	n/a
Kevin S. Costello	0	n/a	0	1,500,000	n/a	0
James W. Frankola	0	n/a	0	1,500,000	n/a	0
Eileen J. McPartland	125,000	$341,250	701,743	0	0	n/a
Michael A. Schmitt	208,000	$671,840	596,688	1,570,312	0	0
James W. Steele	208,333	$635,166	596,355	1,570,312	0	0
John D. True	0	n/a	174,499	1,916,832	0	0

(1)	Based on the fair market value of the Company’s Common Stock at September 30, 2002 ($1.35) per share less the exercise price payable for such shares.

10-Year Option Repricings

The following table reflects any adjustment or amendment to the exercise price of any stock option or stock appreciation right previously awarded to any of the Named Officers since the Company’s initial public offering. The Company granted replacement options to John True in December 2001 pursuant to its stock option exchange program. At the time of the replacement option grants, Mr. True was not an executive officer, and no other executive officers were permitted to participate in the stock option exchange program. Please see the Compensation Committee Report for more information about the stock option exchange program.

Name	Date	Number of Securities Underlying Options Repriced or Amended(#)	Exercise Price at Time of Repricing or Amendment($)		Market Price of Stock at Time of Repricing or Amendment($)		New Exercise Price($)		Length of Original Option Term Remaining at Date of Repricing or Amendment
John D. True Executive Vice President	12/3/01 12/3/01 12/3/01 12/3/01	81,331 20,000 40,000 100,000	$ $ $ $	22.5700 106.6250 29.0000 4.8125	$ $ $ $	4.02 4.02 4.02 4.02	$ $ $ $	4.02 4.02 4.02 4.02	95 months 99 months 111 months 112 months

Director Compensation

During the fiscal year ended September 30, 2002, members of the Company’s Board of Directors did not receive any cash compensation. Effective October 1, 2002, directors receive a retainer of $25,000 per year, paid in quarterly installments. In addition, the chair of each committee of the Board of Directors receives an annual retainer of $3,500, also paid in quarterly installments. Directors are entitled to a fee of $2,500 for each meeting of the Board of Directors that they attend. The fee is $1,000 for each meeting of a committee of the Board of Directors. Effective January 1, 2003, directors may elect to convert from 50% to 100% of their cash compensation into shares of the Company’s Common Stock or options to purchase such shares. The shares or options are granted automatically as of the last day of the quarter in which the cash compensation was earned. Cash is converted into shares based on the closing price of the Company’s stock on the last trading day in the quarter and into options based on the option valuation method used by the Company in preparing its financial statements. The options have an exercise price equal to 100% of the closing price of the Company’s stock on the last trading day in the quarter. The option term is 10 years, except that the options expire 12 months after the director’s service terminates for any reason. Shares or options received in lieu of cash compensation are fully vested.

Non-employee directors are eligible for option grants pursuant to the provisions of the 1999 Directors’ Stock Option Plan. Under the 1999 Directors’ Stock Option Plan, as amended effective October 1, 2002, each individual who first becomes a non-employee director after the Company’s initial public offering will be granted an option to purchase 75,000 shares on the date such individual joins the Board of Directors, provided such individual has not been in the prior employ of the Company. In addition, at each annual meeting, each individual who will continue serving as a non-employee director thereafter will receive an additional option grant to purchase 15,000 shares of Common Stock, whether or not such individual has been in the prior employ of the Company. The option price for each option grant under the 1999 Directors’ Stock Option Plan will be equal to the fair market value per share of Common Stock on the automatic grant date. Each initial grant will become exercisable for one-third of the shares after the director completes each of his or her first three years of service on the Company’s Board of Directors. The initial grants become exercisable for all shares if the Company is subject to a change in control. Each annual option grant is fully exercisable on the grant date. Pursuant to the 1999 Directors’ Stock Option Plan, each of Messrs. Kagle and Knowling were granted options to purchase 10,000 shares of Common Stock on March 18, 2002, and Messrs. Kagle, Knowling, and Wallman will be granted options to purchase 15,000 shares of Common Stock on the date of the Company’s 2003 annual meeting. Mr. Wallman was granted an option to purchase 75,000 shares of common stock on October 28, 2002.

Directors are also eligible to receive options and be issued shares of Common Stock directly under the Company’s 1999 Equity Incentive Plan. On October 4, 2001, Mr. Knowling was granted a fully vested option to purchase 50,000 shares of Common Stock under the 1999 Equity Incentive Plan at an exercise price of $2.00 per share.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND

CHANGE IN CONTROL ARRANGEMENTS

The Compensation Committee, as administrator of the Company’s stock option plans, can provide for accelerated vesting of the shares of Common Stock subject to outstanding options held by any executive officer or director of the Company in connection with certain changes in control of the Company. The accelerated vesting may be conditioned on the termination of the individual’s employment following the change in control event. Except for Mr. Calderoni, Mr. Frankola, Mr. Costello and Mr. Schmitt, none of the Company’s executive officers has an employment agreement with the Company.

The Company entered into an agreement with Robert M. Calderoni, its Director, President and Chief Executive Officer, under which he is entitled to receive annual cash payments from the Company during the years 2001 through 2004. The amount of each payment will be calculated to compensate Mr. Calderoni for income taxes that he will incur as the result of the forgiveness of certain indebtedness to an entity affiliated with Keith Krach, Chairman of the Board of Directors and co-founder of the Company. The aggregate principal amount of such indebtedness is $4,000,000, and it is expected to be forgiven along with accrued interest, over four years, conditioned upon his continued employment with the Company. For the year ended September 30, 2002, such payment amounted to $1,225,000 and the amounts are expected to decrease gradually over the remaining term. The entire amount of the indebtedness will be forgiven if the Company is subject to a change in control, if Mr. Calderoni’s employment is terminated by the Company without cause, if his employment terminates because of his death or disability or if he resigns after the Company, without his consent, has materially reduced his responsibilities, has reduced his base salary or target bonus or has relocated his place of employment by more than 25 miles. If the forgiveness of indebtedness is accelerated, the payment of the Company’s payments will be accelerated as well. The Company has also entered into a severance agreement with Mr. Calderoni that provides for a continuation of his cash compensation (base salary plus most recent bonus) for 12 months if the Company terminates his employment for a reason other than cause or disability or if, within 12 months after the Company is subject to a change in control, he resigns after the Company, without his consent, has materially reduced his responsibilities, has reduced his compensation or has relocated his place of employment by more than 50 miles. In addition, the severance agreement provides that Mr. Calderoni receives an additional 12 months of service credit for purposes of determining the vested portion of his options and restricted shares if the Company terminates his employment for a reason other than cause or disability. Any benefits under the severance agreement are contingent on Mr. Calderoni’s executing a general release of all claims and complying with certain restrictive covenants.

The Company entered into an agreement with James W. Frankola, its Executive Vice President and Chief Financial Officer, in October 2001 that establishes his base salary, target bonus and initial option grant and that further provides for a continuation of his cash compensation (base salary plus the lesser of (i) the sum of his actual bonuses for the last four completed fiscal quarters preceding the termination of his employment or (ii) his target bonuses for those four completed fiscal quarters) for 12 months if the Company terminates his employment for any reason other than cause or permanent disability. Any severance benefits under this agreement are contingent on Mr. Frankola’s executing a general release of all claims and complying with certain restrictive covenants. In addition, the agreement provides for an unsecured loan from the Company to Mr. Frankola in the amount of $1,500,000. The principal amount of the loan and accrued interest becomes payable in full immediately after Mr. Frankola’s employment with the Company terminates for any reason other than a termination by the Company without cause. Further, the agreement provides that one-third of the principal amount and all accrued interest will be forgiven upon Mr. Frankola’s completion of 12 months of continuous service with the Company as its Chief Financial Officer, and that the balance will be forgiven in equal monthly installments over the following 24 months of continuous service as the Company’s Chief Financial Officer.

The Company entered into an agreement with Kevin S. Costello, its Executive Vice President, Ariba Solutions Delivery, in April 2002 that establishes his base salary, target bonus and initial option and restricted stock grants and that further provides for a continuation of his cash compensation (base salary plus the lesser of (i) the sum of his actual bonuses for the last four completed fiscal quarters preceding the termination of his employment or (ii) his target bonuses for those four completed fiscal quarters) for 12 months and the acceleration of the vesting of his restricted stock grant if the Company terminates his employment for any reason other than cause or if he resigns from the Company within 12 months after (a) the Company, over his written objection, has required him to report to anybody other than the Company’s chief executive officer, (b) the Company has reduced his base salary below his starting salary, or (c) the Company, over his written objection, has required that he relocate his principal place of employment more than 50 miles from the location he commenced his employment. Any severance benefits under this agreement are contingent on Mr. Costello’s executing a general release of all claims and complying with certain restrictive covenants. In addition, the agreement provides for two unsecured loans from the Company to Mr. Costello in the aggregate amount of $1,000,000. The principal amounts of the loans and accrued interest immediately become payable in full if Mr. Costello’s employment with the Company terminates. The agreement provides that the principal amounts and all accrued interest will be forgiven in full if the Company is subject to a change in control or if Mr. Costello resigns from the Company within 12 months after (a) the Company, over his written objection, has required him to report to anybody other than the Company’s CEO, (b) the Company has reduced his base salary below his starting salary, or (c) the Company, over his written objection, has required that he relocate his principal place of employment more than 50 miles from the location he commenced his employment. Further, the agreement provides that one-third of the principal amounts and all accrued interest will be forgiven upon Mr. Costello’s completion of 12 months of continuous full-time service with the Company, and that the balances will be forgiven in equal monthly installments over the following 24 months of continuous full-time service with the Company.

The Company entered into an agreement with Michael A. Schmitt, its Executive Vice President and Chief Marketing Officer, in September 2002 that provides for a continuation of his cash compensation (base salary plus the lesser of (i) the sum of his actual bonuses for the last four completed fiscal quarters preceding the termination of his employment or (ii) his target bonuses for those four completed fiscal quarters) for 12 months if the Company terminates his employment for a reason other than cause or disability. Any benefits under this agreement are contingent on Mr. Schmitt’s executing a general release of all claims and complying with certain restrictive covenants.

The Company entered into an agreement with James W. Steele, its former Executive Vice President of Worldwide Sales, in September 2002 relating to the termination of his employment with the Company. The agreement provided that, in accordance with the terms of his previously-existing agreement with the Company, the Company would continue to pay Mr. Steele his cash compensation (base salary of $450,000 and bonus of $150,000) for 12 months from his termination date. The agreement also contains certain restrictive covenants, mutual releases and other customary terms and conditions.

COMPENSATION COMMITTEE REPORT

The Compensation Committee (the “Committee”) has the authority to establish the level of base salary payable to the Chief Executive Officer (the “CEO”) and the other executive officers of the Company and to administer the Company’s 1999 Equity Incentive Plan and Employee Stock Purchase Plan. In addition, the Committee has the responsibility for approving the individual bonus programs to be in effect for the CEO and the other executive officers. The Committee is comprised of non-employee directors and acts periodically to evaluate the effectiveness of the compensation program in linking Company performance and executive pay. Additionally, the Committee or the Board of Directors is routinely consulted to approve the compensation package of a newly hired executive or of an executive whose scope of responsibility has changed significantly.

For the fiscal year ended September 30, 2002, the process utilized by the Committee in determining executive officer compensation levels was based on the subjective judgment of the Committee. Among the factors considered by the Committee were the recommendations of the CEO with respect to the compensation of the Company’s key executive officers. However, the Committee made the final compensation decisions concerning such officers.

General Compensation Policy.    The objective of the Company’s executive compensation program is to align executive compensation with the Company’s long-term and short-term business objectives and performance. Additionally, executive compensation is designed to enable the Company to attract, retain, and motivate qualified executives who are able to contribute to the long-term success of the Company. The following specific strategies are utilized to guide the Company’s executive compensation decisions:

•	Risk and Reward. A significant portion of an executive’s compensation should be tied to his or her performance and contributions to the success of the Company.

•	Pay for Performance. If an executive performs above expectations, then the executive should be rewarded with a higher level of compensation. Similarly, if performance is below expectations, then there should be a lower level of compensation or there may be no variable compensation.

•	Compensate Competitively. The Company should compare its compensation programs to those of other companies in similar industries and establish compensation programs that are substantially at market.

During fiscal year 2002, the Company’s executive compensation program included these key elements:

•	Base Salary. The Company establishes the base salaries of its executives based on competitive market practices. Additionally, each executive’s base pay is considered relative to the total compensation package, including cash incentives and equity-based incentives.

•	Cash-Based Incentives. During fiscal year 2002, five executives of the Company participated in a cash incentive program under which payment was based upon the Company’s performance. This program was designed to award payment only when the Company achieved a threshold level of performance. Specifically, an incentive target was established at the beginning of the year based on Company operating results; upon the Company’s achievement of that target in any quarter, each executive’s respective annual target bonus would be paid in its entirety. During the second quarter of the 2002 fiscal year, the Company met the established goal. As a result, the bonus paid to the CEO and other executives was 100% of the annual target. Each year, the annual incentive plan is reevaluated and new performance targets are established, reflecting the Company’s business plan and financial goals.

•

Equity-Based Incentives.    Stock options and restricted stock awards are designed to align the interests of each executive with those of the stockholders. Each year, the Committee considers the grant of stock option and restricted stock awards to executives. The Committee believes that such awards provide added incentive for executives to influence the strategic direction of the Company and to create and grow value for customers, stockholders and employees. Options are granted with exercise prices equal to or greater than the fair market value of the stock at the time of grant and typically have three- to four-year vesting periods, contingent upon the executive’s continued employment with the Company. The number of stock option shares that are granted to individual executives is based on demonstrated performance. During fiscal year 2002, each executive officer (other than the CEO) was granted an option to purchase 1,500,000 shares of Company common stock as part of an incentive and retention initiative driven by the existing business environment. Also during fiscal year 2002, the Committee considered and granted restricted stock awards to executive officers, in some cases in replacement of previously-granted and canceled restricted stock awards.

CEO Compensation.    Mr. Calderoni received an annual base salary of $600,000. In addition, Mr. Calderoni received a benefit of $1,163,351 reflecting partial forgiveness of a loan, along with accrued interest, from by an entity controlled by Mr. Krach. Furthermore, Mr. Calderoni received an additional payment of $1,225,000, which was calculated to make him whole for the income taxes he incurred as a result of such forgiveness and such bonus. The remaining component of the CEO’s 2002 fiscal year incentive cash compensation, a bonus of $400,000, was entirely dependent upon the Company’s performance, was not guaranteed, and was based on the same incentive plan that applied to the other executive officers. Mr. Calderoni was also granted an option to purchase 7,000,000 shares of Company common stock at an above-market exercise price, which represents a negotiated arm’s-length compensation arrangement in connection with his promotion to CEO. Mr. Krach served as acting CEO for a period of time ending October 15, 2001, two weeks into FY 2002. The annual base salary for Mr. Krach at that time was $200,000.

Limitation on Tax Deductions.    Under the federal tax laws, a publicly held company may not claim a federal income tax deduction for compensation paid to certain executive officers to the extent that the compensation exceeds $1 million per officer in any year. To qualify for an exemption from the $1 million deduction limitation, the stockholders were asked to approve a limitation under the 1999 Equity Incentive Plan on the maximum number of shares for which a participant may be granted stock options in any calendar year.

Because this limitation was adopted, any compensation deemed paid to an executive officer when he or she exercises an option with an exercise price that is at least equal to the fair market value of the option shares on the grant date should qualify as performance-based compensation and should not be subject to the $1 million limitation. Other components of the named executive officers’ compensation are subject to the $1 million limitation. In light of the Company’s substantial net operating loss carryforwards, the impact of any loss of federal income tax deductions is expected to be deferred.

Stock Option Exchange Program.    The Company announced a stock option exchange program (the “Exchange Program”) available to all employees except for executive officers in February 2001 which, for the purposes of this statement only, is deemed to be a “repricing.” The Exchange Program entitled non-executive employees to voluntarily forfeit some or all of their stock options on May 14, 2001, with replacement options having substantially identical terms as the forfeited options, to be granted no sooner than six months and one day later, subject to each participant’s continued employment. Mr. True was among those eligible to participate in the Exchange Program at the time. Mr. True elected to exchange options to purchase an aggregate of 241,331 shares having option prices from $4.8125 to $106.625. On December 3, 2001, the replacement option grant date for all participants in the Exchange Program, Mr. True received replacement options to purchase 241,331 shares with an option price of $4.02 per share, which was the closing price per share of the Company’s common stock on that date.

Submitted by the Compensation Committee of the Board of Directors:

Robert E. Knowling, Jr., Chair

Robert C. Kagle

Richard F. Wallman

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee was formed in April 1999, and the members of the Compensation Committee are Messrs. Kagle, Knowling and Wallman. None of these individuals was at any time during fiscal year 2002, or at any other time, an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on the Company’s Common Stock between June 23, 1999 (the date the Common Stock commenced public trading) and September 30, 2002, with the cumulative total return of (i) the Morgan Stanley High Tech Index (the “MSH Index”) and (ii) the Standard and Poor’s 500 Index (the “S&P Index”), over the same period. This graph assumes the investment of $100.00 on June 23, 1999 in the Common Stock, the MSH Index and the S&P Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. The Company cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Common Stock. Information used in the graph was obtained from Bloomberg, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

Note: S&P performance does not include reinvested dividends.

The Company effected its initial public offering of Common Stock on June 22, 1999 at a price of $5.75 per share (as adjusted to reflect the stock splits in 1999 and 2000). The graph above, however, commences with the closing price of $22.50 per share (as adjusted to reflect these stock splits) on June 23, 1999—the date the Company’s Common Stock commenced public trading.

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act or the Exchange Act that might incorporate this Annual Report on Form 10-K or future filings made by the Company under those statutes, the Compensation Committee Report and Stock Performance Graph shall not be deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

	A		B		C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	43,285,829		$3.78		36,965,925	(1)
Equity compensation plans not approved by security holders (2)	1,796,327	(3)	$60.51	(3)	10,307,825	(4)

Total	45,082,156		$6.04		47,273,750

(1)	Includes 19,339,863 shares available for future purchase under the Ariba, Inc. Employee Stock Purchase Plan. Securities available for future issuance under the Ariba, Inc. 1999 Equity Incentive Plan (the “Incentive Plan”) may, in addition to stock options, include shares of restricted common stock, stock units, and stock appreciation rights. The number of shares reserved for issuance under the Incentive Plan automatically increases annually on January 1 (until and including 2005) by the lesser of 20,000,000 shares or 5% of the total number of shares of common stock outstanding on that date.
(2)	See Note 11 of Notes to Consolidated Financial Statements for a narrative description of these plans.
(3)	Includes 1,200,000 shares of common stock underlying a warrant with an exercise price of $87.50 per share, which was issued in March 2000 in connection with a sales and marketing alliance agreement with a third party. Also includes 596,327 shares of common stock issuable pursuant to awards outstanding under equity compensation plans assumed by the Company in connection with its fiscal year 2000 acquisitions of TradingDynamics, Tradex, and SupplierMarket.com (the “Assumed Plans”). The weighted average exercise price of awards outstanding under the Assumed Plans is $6.19.
(4)	Represents shares available for future issuance under the Assumed Plans. Securities available for future issuance under the Tradex 1999 Employee Stock Option/Stock Issuance Plan, which the Company assumed in connection with its fiscal year 2000 acquisition of Tradex, include shares of restricted common stock.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 28, 2003, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s directors and the executive officers named in the Summary Compensation Table below and (iii) all current directors and executive officers as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

	Shares Beneficially Owned as of February 28, 2003(1)
Beneficial Owner*	Number of Shares	Percentage of Class
Keith J. Krach(2)	14,663,436	5.50%
Robert M. Calderoni(3)	5,277,737	1.94%
Robert C. Kagle(4)	1,112,540	**
Robert E. Knowling, Jr.(5)	95,000	**
Richard F. Wallman	8,043	**
Kevin S. Costello(6)	510,417	**
James W. Frankola(7)	584,717	**
Michael A. Schmitt(8)	1,120,125	**
Eileen J. McPartland	0	**
James W. Steele	16,667	**
John D. True(9)	786,144	**
All current directors and executive officers as a group (9 people)(10)	24,158,159	8.79%

*	These beneficial owners can be reached at Ariba, Inc., 807 11th Avenue, Sunnyvale, California 94089.
**	Less than 1% of the outstanding shares of Common Stock.
(1)	The number of shares of Common Stock deemed outstanding includes shares issuable pursuant to stock options that may be exercised within 60 days of February 28, 2003.
(2)	Includes 10,936,546 shares held by Keith and Jennifer Krach, Trustees of the Krach Family Trust; 113,445 shares held by Keith Krach Trustee of the Jennifer S. Krach Annuity Trust; 113,445 shares held by Keith Krach Trustee of the Keith Krach Annuity Trust; and 3,500,000 shares held by Boilermaker I Limited Partnership.
(3)	Includes options exercisable for 5,270,833 shares of Common Stock within 60 days of February 28, 2003.
(4)	Includes options exercisable for 30,000 shares of Common Stock within 60 days of February 28, 2003.
(5)	Includes options exercisable for 95,000 shares of Common Stock within 60 days of February 28, 2003.
(6)	Includes options exercisable for 385,417 shares of Common Stock within 60 days of February 28, 2003; and 62,500 shares subject to forfeiture as of February 28, 2003.
(7)	Includes options exercisable for 583,333 shares of Common Stock within 60 days of February 28, 2003.

(8)	Includes options exercisable for 1,036,791 shares of Common Stock within 60 days of February 28, 2003; and 66,666 shares subject to forfeiture as of February 28, 2003.
(9)	Includes options exercisable for 549,971 shares of Common Stock within 60 days of February 28, 2003; and 133,323 shares subject to forfeiture as of February 28, 2003.
(10)	Includes options exercisable for an aggregate of 7,951,345 shares of Common Stock within 60 days of February 28, 2003; and an aggregate of 262,489 shares subject to forfeiture as of February 28, 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Certificate of Incorporation of the Company limits the liability of the Company’s directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

The Company’s bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. The Company has entered into indemnification agreements with its executive officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

The Company entered into an agreement with James W. Frankola, its Executive Vice President and Chief Financial Officer, in October 2001 which provides for an unsecured loan from the Company to Mr. Frankola in the amount of $1,500,000 at an annual interest rate of 3.55%. The principal amount of the loan and accrued interest becomes payable in full immediately after Mr. Frankola’s employment with the Company terminates for any reason other than a termination by the Company without cause. Further, the agreement provides that one-third of the principal amount and all accrued interest will be forgiven upon Mr. Frankola’s completion of 12 months of continuous service with the Company as its Chief Financial Officer, and that the balance will be forgiven in equal monthly installments over the following 24 months of continuous service as the Company’s Chief Financial Officer. The largest aggregate amount of the loan outstanding during fiscal year 2002 was $1,550,916. As of March 31, 2003, $772,065 remained outstanding.

The Company entered into an agreement with Kevin S. Costello, its Executive Vice President, Ariba Solutions Delivery, in April 2002 which provides for two unsecured loans from the Company to Mr. Costello, the first in the amount of $600,000 at an annual interest rate of 3.21% and the second in the amount of $400,000 at an annual interest rate of 3.18%. The principal amounts of the loans and accrued interest immediately become payable in full if Mr. Costello’s employment with the Company terminates. The agreement provides that the principal amounts and all accrued interest will be forgiven in full if the Company is subject to a change in control or if Mr. Costello resigns from the Company within 12 months after (a) the Company, over his written objection, has required him to report to anybody other than the Company’s chief executive officer, (b) the Company has reduced his base salary below his starting salary, or (c) the Company, over his written objection, has required that he relocate his principal place of employment more than 50 miles from the location he commenced his employment. Further, the agreement provides that one-third of the principal amounts and all accrued interest will be forgiven upon Mr. Costello’s completion of 12 months of continuous full-time service with the Company, and that the balances will be forgiven in equal monthly installments over the following 24 months of continuous full-time service with the Company. The largest aggregate amounts of the loans outstanding during fiscal year 2002 were $606,965 and $405,959 respectively. As of March 31, 2003, $616,569 and $412,302 remained outstanding, respectively.

ITEM 14.    CONTROLS AND PROCEDURES

As of April 6, 2003 (the “Evaluation Date”), we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” for purposes of filing reports under the Exchange Act, and our “internal controls and procedures” for financial reporting purposes. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As part of their controls evaluation, the CEO and CFO considered the results of the review undertaken at the direction of the Board of Directors that resulted in the restatement of our financial statements, including the controls and corporate governance initiatives that were adopted by the Board of Directors. Rules adopted by the Securities and Exchange Commission require that we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based on and as of the Evaluation Date.

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls and procedures are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized; (ii) our assets are safeguarded against unauthorized or improper use; and (iii) our transactions are properly recorded and reported, all to permit the preparation of our consolidated financial statements in conformity with generally accepted accounting principles.

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We plan to evaluate our disclosure and internal controls and procedures on a quarterly basis in accordance with the Exchange Act and the regulations thereunder so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K. The overall goals of our evaluation activities are to monitor our disclosure and internal controls and procedures and to make modifications as necessary; our intent in this regard is that these controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls and procedures, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls and procedures. This information was important both for the controls evaluation generally and because the CEO and CFO certification requirement pursuant to items 5 and 6 of Section 302 of the Sarbanes-Oxley Act of 2002 mandates that they disclose that information to our Audit Committee and to our independent auditors and to report on related matters in this section of the annual report on Form 10-K. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; those control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the consolidated financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other controls matters in the controls evaluation and where appropriate to consider what revision, improvement and/or correction to make in accord with our ongoing procedures.

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the Evaluation Date our disclosure controls and procedures are effective to ensure that material information relating to the company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls and procedures are effective to provide reasonable assurance that our consolidated financial statements are fairly presented in conformity with generally accepted accounting principles. In accordance with SEC requirements, the CEO and CFO note that, since the Evaluation Date to the date of this annual report on Form 10-K, there have been no significant changes in internal controls and procedures or in other factors that could significantly affect internal controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. FINANCIAL STATEMENTS

See Item 8 of this Form 10-K.

2.	FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule of Ariba for each of the years ended September 30, 2002, 2001 and 2000 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Ariba.

Page Number
Schedule II—Valuation and Qualifying Accounts	S-1

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.	EXHIBITS

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which are incorporated herein by reference to Exhibit 3.1 to Registrant’s 10-K dated December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.4 to the Registrant’s Form S-1 Registration No. 333-76953).

4.1	Amended and Restated Investors’ Rights Agreement dated April 17, 1998 (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-1 Registration No. 333-76953).

4.2	Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).

4.3	Amended and Restated Investors’ Rights Agreement dated June 7, 1999 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-1 Registration No. 333-76953).

4.4*

First Amended and Restated Shareholders Agreement dated December 10, 2001, by and among SOFTBANK Corp., SOFTBANK EC Holdings Corp., the Registrant and Nihon Ariba K.K. (which is incorporated herein by reference to Exhibit 4.4 to the Registrant’s Form 10-Q dated February 14, 2002).

10.1

Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).

10.2	1996 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.3	1999 Equity Incentive Plan, as amended (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.4	1999 Directors’ Stock Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form S-1 Registration No. 333-76953).

Exhibit No.	Description

10.5	Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration No. 333-76953).

10.6

Industrial Complex Lease dated August 11, 1997, by and between MP Caribbean, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form S-1 Registration No. 333-76953).

10.7

Lease Agreement, dated June 12, 1996, by and between Charleston Place Associates and U.S. Robotics Access Corp., as amended (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form S-1 Registration No. 333-76953).

10.8

Sublease, dated February 1999, by and between 3Com Corporation, successor in interest to U.S. Robotics Access Corp., and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form S-1 Registration No. 333-76953).

10.9

Sublease, dated October 1999, by and between the Registrant and ChainLink Technologies, Inc. (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s 10-K dated December 23, 1999).

10.10

Lease agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s 10-Q dated May 15, 2000).

10.11

Amended and Restated Sublease dated August 6, 2001, between Registrant and Interwoven, Inc. (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.12*

Stock Purchase Agreement, dated October 19, 2000, by and among Nihon Ariba K.K., Softbank Corp. and Softbank E-Commerce Corp. (which is incorporated herein by reference to Exhibit 10.16 to Registrant’s 10-Q dated February 14, 2001).

10.13*

Amendment No. 1 to Stock Purchase Agreement dated December 10, 2001, by and among Nihon Ariba K.K., SOFTBANK Corp. and SOFTBANK EC Holdings Corp. (which is incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q dated February 14, 2002).

10.14*

Standby Purchase Agreement dated December 10, 2001, by and among Nihon Ariba K.K., the Registrant and SOFTBANK EC Holding Corp. (which is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-Q dated February 14, 2002).

10.15*

First Amendment to Standby Purchase Agreement dated June 30, 2002, by and among Registrant, SOFTBANK EC HOLDINGS CORP. and Nihon Ariba K.K. (which is incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q dated August 14, 2002).

10.16*

Release, Reimbursement and Payment Agreement, dated December 10, 2001, by and among the Registrant, Nihon Ariba K.K., SOFTBANK Corp. and SOFTBANK EC Holdings Corp. (which is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-Q dated February 14, 2002).

10.17	Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s 10-Q dated February 14, 2001).

10.18*

Amendment to Offer Letter dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.19	Offer Letter, dated February 21, 2001 by and between the Registrant and Michael Schmitt (which is incorporated herein by reference to Exhibit 10.21 to Registrant’s 10-Q dated May 15, 2001).

10.20*

Severance Agreement dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.19 to the Registrant’s Form 10-K/A dated December 31, 2001).

Exhibit No.	Description

10.21*	Loan Agreement, dated February 1, 2001 by Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.22*	Promissory Note dated February 1, 2001, by Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.23*

Letter Agreement, dated October 20, 2001, by and between the Registrant and Lawrence A. Mueller (which is incorporated herein by reference to Exhibit 10.22 to the Registrant’s Form 10-Q dated February 14, 2002).

10.24*

Offer Letter, dated October 16, 2001, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q dated February 14, 2002).

10.25*

Severance Agreement dated January 21, 2002, by and between Registrant and Eileen McPartland (which is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-Q dated May 15, 2002).

10.26*	Severance Agreement dated February 26, 2002, by and between Registrant and James Steele (which is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-Q dated May 15, 2002).

10.27*	Offer Letter, dated April 10, 2002, by and between Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).

10.28**	Severance Agreement dated September 6, 2002, by and between Registrant and Michael Schmitt.

10.29	Letter Agreement dated September 30, 2002, by and between Registrant and James W. Steele.

10.30	SupplierMarket.com 1999 Stock Option Plan, as amended.

10.31	TradingDynamics 1999 Stock Plan, as amended.

10.32	TradingDynamics 1998 Stock Plan, as amended.

10.33	Tradex Technologies, Inc. 1999 Stock Option/Stock Issuance Plan, as amended.

10.34	Trade’Ex Electronic Commerce Systems, Inc. 1997 Employee Stock Option Plan, as amended.

21.1	Subsidiaries.

23.1	Consent of Independent Auditors.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Confidential treatment has been requested with respect to certain provisions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)	REPORTS ON FORM 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, who is duly authorized, in the City of Sunnyvale, State of California on this 10th day of April, 2003.

ARIBA, INC.

By:	/S/ ROBERT M. CALDERONI
Robert M. Calderoni President and Chief Executive Officer and a Director (Principal Executive Officer)

By:	/S/ JAMES W. FRANKOLA
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ROBERT M. CALDERONI Robert M. Calderoni	President and Chief Executive Officer and a Director (Principal Executive Officer)	April 10, 2003

/S/ JAMES W. FRANKOLA James W. Frankola	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 10, 2003

/S/ KEITH J. KRACH Keith J. Krach	Chairman of the Board of Directors	April 10, 2003

/S/ ROBERT C. KAGLE Robert C. Kagle	Director	April 10, 2003

/S/ ROBERT E. KNOWLING, JR. Robert E. Knowling, Jr.	Director	April 10, 2003

/S/ RICHARD F. WALLMAN Richard F. Wallman	Director	April 10, 2003

CERTIFICATIONS

I, Robert M. Calderoni, certify that:

1.	I have reviewed this annual report on Form 10-K of Ariba, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003

/s/ ROBERT M. CALDERONI
Robert M. Calderoni Chief Executive Officer

I, James W. Frankola, certify that:

1.	I have reviewed this annual report on Form 10-K of Ariba, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003

/s/ JAMES W. FRANKOLA
James W. Frankola Chief Financial Officer

ARIBA, INC.

Schedule II

Valuation and Qualifying Accounts

Years ended September 30, 2002, 2001 and 2000

(in thousands)

	Balance at Beginning of Period	Additions		Balance at the End of Period
Classification		Costs and Expenses	Deductions/ Write-offs(a)
Year ended September 30, 2002 Allowance for doubtful accounts	$14,454	$(8,444)	$839	$5,171
Year ended September 30, 2001 Allowance for doubtful accounts (as restated)(b)	$13,791	$29,390	$28,727	$14,454
Year ended September 30, 2000 Allowance for doubtful accounts	$20	$14,200	$429	$13,791

(a)	Amounts written off as uncollectible or recovered by payment.

(b)	Write-offs have been restated for an additional $1,437 of accounts receivable write-offs that had been previously charged to goodwill. Costs and expenses have been restated for an additional $1,437 provision for doubtful accounts.

S-1

EXHIBIT INDEX

Exhibit No.		Description
3.1

Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which are incorporated herein by reference to Exhibit 3.1 to Registrant’s 10-K dated December 29, 2000).

3.2		Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.4 to the Registrant’s Form S-1 Registration No. 333-76953).

4.1		Amended and Restated Investors’ Rights Agreement dated April 17, 1998 (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-1 Registration No. 333-76953).

4.2		Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).

4.3		Amended and Restated Investors’ Rights Agreement dated June 7, 1999 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-1 Registration No. 333-76953).

4.4	*

First Amended and Restated Shareholders Agreement dated December 10, 2001, by and among SOFTBANK Corp., SOFTBANK EC Holdings Corp., the Registrant and Nihon Ariba K.K. (which is incorporated herein by reference to Exhibit 4.4 to the Registrant’s Form 10-Q dated February 14, 2002).

10.1

Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).

10.2		1996 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.3		1999 Equity Incentive Plan, as amended (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.4		1999 Directors’ Stock Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form S-1 Registration No. 333-76953).

10.5		Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration No. 333-76953).

10.6

Industrial Complex Lease dated August 11, 1997, by and between MP Caribbean, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form S-1 Registration No. 333-76953).

10.7

Lease Agreement, dated June 12, 1996, by and between Charleston Place Associates and U.S. Robotics Access Corp., as amended (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form S-1 Registration No. 333-76953).

10.8

Sublease, dated February 1999, by and between 3Com Corporation, successor in interest to U.S. Robotics Access Corp., and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form S-1 Registration No. 333-76953).

10.9

Sublease, dated October 1999, by and between the Registrant and ChainLink Technologies, Inc. (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s 10-K dated December 23, 1999).

10.10

Lease agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s 10-Q dated May 15, 2000).

10.11

Amended and Restated Sublease dated August 6, 2001, between Registrant and Interwoven, Inc. (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.12	*

Stock Purchase Agreement, dated October 19, 2000, by and among Nihon Ariba K.K., Softbank Corp. and Softbank E-Commerce Corp. (which is incorporated herein by reference to Exhibit 10.16 to Registrant’s 10-Q dated February 14, 2001).

10.13	*

Amendment No. 1 to Stock Purchase Agreement dated December 10, 2001, by and among Nihon Ariba K.K., SOFTBANK Corp. and SOFTBANK EC Holdings Corp. (which is incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q dated February 14, 2002).

Exhibit No.		Description
10.14	*

Standby Purchase Agreement dated December 10, 2001, by and among Nihon Ariba K.K., the Registrant and SOFTBANK EC Holding Corp. (which is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-Q dated February 14, 2002).

10.15	*

First Amendment to Standby Purchase Agreement dated June 30, 2002, by and among Registrant, SOFTBANK EC HOLDINGS CORP. and Nihon Ariba K.K. (which is incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q dated August 14, 2002).

10.16	*

Release, Reimbursement and Payment Agreement, dated December 10, 2001, by and among the Registrant, Nihon Ariba K.K., SOFTBANK Corp. and SOFTBANK EC Holdings Corp. (which is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-Q dated February 14, 2002).

10.17		Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s 10-Q dated February 14, 2001).

10.18	*

Amendment to Offer Letter dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.19		Offer Letter, dated February 21, 2001 by and between the Registrant and Michael Schmitt (which is incorporated herein by reference to Exhibit 10.21 to Registrant’s 10-Q dated May 15, 2001).

10.20	*

Severance Agreement dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.19 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.21	*	Loan Agreement, dated February 1, 2001 by Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.22	*	Promissory Note dated February 1, 2001, by Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.23	*

Letter Agreement, dated October 20, 2001, by and between the Registrant and Lawrence A. Mueller (which is incorporated herein by reference to Exhibit 10.22 to the Registrant’s Form 10-Q dated February 14, 2002).

10.24	*

Offer Letter, dated October 16, 2001, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q dated February 14, 2002).

10.25	*

Severance Agreement dated January 21, 2002, by and between Registrant and Eileen McPartland (which is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-Q dated May 15, 2002).

10.26	*	Severance Agreement dated February 26, 2002, by and between Registrant and James Steele (which is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-Q dated May 15, 2002).

10.27	*	Offer Letter, dated April 10, 2002, by and between Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).

10.28	**	Severance Agreement dated September 6, 2002, by and between Registrant and Michael Schmitt.

10.29		Letter Agreement dated September 30, 2002, by and between Registrant and James W. Steele.

10.30		SupplierMarket.com 1999 Stock Option Plan, as amended.

10.31		TradingDynamics 1999 Stock Plan, as amended.

10.32		TradingDynamics 1998 Stock Plan, as amended.

10.33		Tradex Technologies, Inc. 1999 Stock Option/Stock Issuance Plan, as amended.

10.34		Trade’Ex Electronic Commerce Systems, Inc. 1997 Employee Stock Option Plan, as amended.

21.1		Subsidiaries.

23.1		Consent of Independent Auditors.

99.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Confidential treatment has been requested with respect to certain provisions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.