Form 10-Q
period 2002-12-31
ARIBA INC
filed 2003-04-10
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the Quarter Ended December 31, 2002

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

Yes  ☐        No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as described in Exchange Act Rule 12b-2).

Yes  ☒        No  ☐

On March 31, 2003, 266,639,620 shares of the registrant’s common stock were issued and outstanding.

ARIBA, INC.

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of December 31, 2002 and September 30, 2002	3

	Condensed Consolidated Statements of Operations for the three month periods ended December 31, 2002 and 2001*	4

	Condensed Consolidated Statements of Cash Flows for the three month periods ended December 31, 2002 and 2001*	5

	Notes to the Condensed Consolidated Financial Statements	6

* The Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2001 have been restated as described in Note 2 of Notes to Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	54

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	56

Item 2.	Changes in Securities and Use of Proceeds	57

Item 3.	Defaults Upon Senior Securities	57

Item 4.	Submission of Matters to a Vote of Securities Holders	57

Item 5.	Other Information	57

Item 6.	Exhibits and Reports on Form 8-K	58

	SIGNATURES	59

	CERTIFICATIONS	60

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	December 31, 2002	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$96,734	$86,935
Short-term investments	57,197	70,346
Restricted cash	800	800
Accounts receivable, net	11,554	7,984
Prepaid expenses and other current assets	15,629	15,590

Total current assets	181,914	181,655
Property and equipment, net	26,071	29,168
Long-term investments	88,344	87,970
Restricted cash	28,656	29,482
Other assets	2,243	2,428
Goodwill, net	176,451	176,451
Other intangible assets, net	48,950	117,464

Total assets	$552,629	$624,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,565	$15,187
Accrued compensation and related liabilities	29,964	30,411
Accrued liabilities	35,601	39,029
Restructuring costs	16,837	18,716
Deferred revenue	52,174	52,459
Current portion of other long-term liabilities	—	106

Total current liabilities	150,141	155,908
Restructuring costs, net of current portion	38,416	43,353
Deferred revenue, net of current portion	93,140	99,302

Total liabilities	281,697	298,563

Minority interests	15,900	15,027
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	533	531
Additional paid-in capital	4,496,434	4,497,288
Deferred stock-based compensation	(1,586)	(4,507)
Accumulated other comprehensive loss	(815)	(1,412)
Accumulated deficit	(4,239,534)	(4,180,872)

Total stockholders’ equity	255,032	311,028

Total liabilities and stockholders’ equity	$552,629	$624,618

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,
	2002	2001
		(As Restated)
Revenues:
License	$30,449	$23,127
Maintenance and service	31,280	31,590

Total revenues	61,729	54,717

Cost of revenues:
License	749	378
Maintenance and service (exclusive of stock-based compensation expense (benefit) of $(743) and $1,182 for the three months ended December 31, 2002 and 2001, respectively)	10,137	9,709

Total cost of revenues	10,886	10,087

Gross profit	50,843	44,630

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense (benefit) of $500 and $(1,572) for the three months ended December 31, 2002 and 2001, respectively)	20,589	25,974
Research and development (exclusive of stock-based compensation expense of $118 and $35 for the three months ended December 31, 2002 and 2001, respectively)	13,958	15,590
General and administrative (exclusive of stock-based compensation expense of $400 and $3,665 for the three months ended December 31, 2002 and 2001, respectively)	7,064	9,541
Amortization of goodwill and other intangible assets	68,514	141,929
Stock-based compensation	275	3,310
Restructuring and lease abandonment costs	—	5,642

Total operating expenses	110,400	201,986

Loss from operations	(59,557)	(157,356)
Interest income	1,577	2,531
Interest expense	(9)	(15)
Other income (expense)	(335)	780

Net loss before income taxes	(58,324)	(154,060)
Provision for income taxes	338	1,091

Net loss	$(58,662)	$(155,151)

Basic and diluted net loss per share	$(0.22)	$(0.61)

Weighted average shares used in computing net loss per share—basic and diluted	264,053	255,625

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31,
	2002	2001
		(As Restated)
Operating activities:
Net loss	$(58,662)	$(155,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (recovery of) doubtful accounts	(319)	873
Depreciation and amortization	72,177	152,044
Amortization of stock-based compensation	275	3,310
Impairment (recovery) of leasehold improvements	—	(2,182)
Minority interests in net income (loss) of consolidated subsidiaries	528	(867)
Changes in operating assets and liabilities:
Accounts receivable	(3,251)	11,795
Prepaid expenses and other assets	146	971
Accounts payable	378	(4,309)
Accrued compensation and related liabilities	(447)	(11,838)
Accrued liabilities	(3,428)	131
Restructuring and lease abandonment costs	(6,816)	(5,787)
Deferred revenue	(6,447)	(7,334)

Net cash used in operating activities	(5,866)	(18,344)

Investing activities:
Purchases of property and equipment, net	(568)	(1,730)
Sales/purchases of investments, net	12,586	18,659
Allocation from (to) restricted cash, net	826	(510)

Net cash provided by investing activities	12,844	16,419

Financing activities:
Repayments of lease obligations	(106)	(72)
Proceeds from issuance of common stock	2,140	2,578
Repurchase of common stock	—	(363)

Net cash provided by financing activities	2,034	2,143

Net increase in cash and cash equivalents	9,012	218
Effect of foreign exchange rate changes	787	(3,225)
Cash and cash equivalents at beginning of period	86,935	71,971

Cash and cash equivalents at end of period	$96,734	$68,964

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company”), provides Enterprise Spend Management solutions that allow enterprises to manage efficiently the purchasing of all goods and services required to run their business. The Company refers to all non-payroll expenses associated with running a business as “spend.” The Company’s solutions, which include software applications, services and network access, are designed to provide corporations with technology and business process improvements to better manage their corporate spending and, in turn, save money. The Company was founded in September 1996 and from that date through March 1997 was in the development stage, conducting research and developing its initial products. In March 1997, the Company began selling its products and related services and currently markets them in North America, Europe, Latin America, the Middle East, Asia and Australia primarily through its direct sales force and indirect sales channels.

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared by the management of the Company and reflect all adjustments (all of which are normal and recurring in nature, except for the adjustments described in Note 2 to the extent applicable to the periods presented herein) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2003. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 filed on April 10, 2003 with the Securities and Exchange Commission.

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates. For example, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for lease abandonment costs; actual cash flows may differ from estimates used to assess the recoverability of goodwill and other intangible assets; and litigation settlement amounts may differ from estimated amounts. Actual experience in the collection of accounts receivable considered doubtful may differ from estimates used to develop allowances due to changes in the financial condition of customers or the outcomes of collection efforts.

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

No customer accounted for more than 10% of total revenues for the quarters ended December 31, 2002 and 2001. Net accounts receivable by individual customers comprising more than 10% of total net accounts receivable are as follows:

	% of Net Accounts Receivable as of
	December 31, 2002	September 30, 2002
Customer A	12%	—
Customer B	11%	—

Impairment of long-lived assets

Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such discontinued operations. The Company adopted SFAS No. 144 on October 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s condensed consolidated financial statements. In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Adoption of accounting standards

On October 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, goodwill and other intangible assets with indefinite useful lives are no longer amortized, but instead are tested for impairment annually. Other intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As of the date of adoption, the Company had a remaining unamortized goodwill balance of $176.4 million which would have otherwise resulted in additional amortization expense of $69.4 million for the quarter ended December 31, 2002. A transitional goodwill impairment test was required under SFAS No. 142 as of the date of adoption. During the quarter ended December 31, 2002, the Company completed the transitional goodwill impairment test and was not required to record an impairment charge upon completion of the test. As a result of the adoption of SFAS No. 142, neither the useful lives nor the residual value of the intangible assets acquired required adjustment. Furthermore, reclassifications of existing intangible assets to conform with new classification criteria in SFAS No. 141 were not required. The Company will perform an annual goodwill impairment test during the fourth quarter of each fiscal year. There can be no assurance that at the time the test is completed an impairment charge may not be recorded.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the Company record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that resulted from the acquisition, construction, development, and/or normal use of the assets. The Company would also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company’s adoption of SFAS No. 143 on October 1, 2002 did not have a significant impact on its condensed consolidated financial statements. However, in the event that the Company makes alterations in the future to certain leased facilities, its landlord may be entitled to require the Company to restore the property upon termination of the related lease at its expense. As such, any significant alterations might have a material impact on the Company’s condensed consolidated financial statements.

On October 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. The adoption of SFAS No. 144 did not impact the Company’s condensed consolidated financial statements.

Revenue recognition

The Company’s revenue consists of fees for licenses of the Company’s software products, maintenance, hosted services, customer training and consulting. Cost of license revenue primarily includes product, delivery, warranty and royalty costs. Cost of maintenance and service revenue primarily includes labor costs for engineers performing implementation services, consulting services and technical support, warranty and training personnel and facilities and equipment costs.

The Company’s spend management applications fall into three solution sets: the Ariba Analysis Solution, the Ariba Sourcing Solution, and the Ariba Procurement Solution. Ariba Enterprise Sourcing, which was introduced in late fiscal 2001, is derived from the Company’s Dynamic Trade and Sourcing applications which are still available as separate products. The modules that make up the Ariba Analysis Solution and the Ariba Sourcing Solution can be deployed as hosted or installed applications. In addition, the Ariba Workforce and Ariba Marketplace products are also available as hosted applications.

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

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; the Company has no significant obligations with regard to implementation; the fee is fixed and determinable; and collectibility is probable. The Company considers all arrangements with payment terms extending beyond one year to not be fixed and determinable, and revenue is recognized as payments become due from the customer. If collectibility is not considered probable at the inception of the arrangement, then revenue is not recognized until the fee is collected.

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

Certain of the Company’s perpetual and time-based licenses include unspecified additional products and/or payment terms that extend beyond twelve months. The Company recognizes revenue from perpetual and time- based licenses that include unspecified additional software products ratably over the term of the arrangement.

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

The Company’s customers include certain suppliers from whom, on occasion, the Company has purchased goods or services for the Company’s operations at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated at terms the Company considers to be arm’s-length. To the extent that the fair value of either the software sold or the goods or services purchased in concurrent transactions cannot be reliably determined, revenues are reduced by the cost of the goods or services acquired. As a result, revenues of zero and $8.2 million for the quarters ended December 31, 2002 and 2001, respectively, were not recognized.

Equity instruments received in conjunction with licensing transactions are recorded at their estimated fair market value and included in the measurement of the related license revenue in accordance with Emerging Issues Task Force (EITF) No. 00-8, Accounting by a Grantee for an Equity Investment to Be Received in Conjunction with Providing Goods and Services. For the quarters ended December 31, 2002 and 2001, the Company recorded license revenue of $467,000 and $966,000, respectively, based on equity received in such transactions. These transactions were completed in fiscal 2000.

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

In November 2001, the Emerging Issues Task Force reached consensus on EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. The Company adopted EITF No. 01-9 in the quarter ended March 31, 2002. EITF No. 01-9 requires that consideration, including warrants, given by a vendor to a customer or a reseller of the vendor’s products be classified in the vendor’s financial statements as a reduction of revenue in certain circumstances. There was no reduction in revenue associated with this reclassification for the quarters ended December 31, 2002 and 2001, respectively. In addition, no consideration requiring such reclassification is expected in future periods.

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

Recent accounting pronouncements

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities and nullifies EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore does not meet the requirement for recognizing a liability and related expense. SFAS No. 146 only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. The Company is required to adopt SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. The Company is evaluating this new standard but expects that the effects of adoption, if any, would relate solely to exit or disposal activities undertaken in the future.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s condensed consolidated financial statements. The Company has adopted the disclosure provisions as required. See Note 5.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro forma disclosures when the intrinsic value method continues to be used. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company does not believe that adoption of SFAS No. 148 will have a material effect on the Company’s condensed consolidated financial statements. The Company will continue to apply the intrinsic value based method of accounting prescribed by APB 25, Accounting for Stock Issued to Employees.

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

In addition, the Company identified several accrued expense items for which it concluded that the amount of the liability, the initial timing of recording the liability, or the timing of releasing the liability should be adjusted to comply with the requirements of SFAS No. 5 Accounting for Contingencies. These items include accruals for payroll taxes, royalties payable, litigation, bonuses and benefits, and income taxes. These accrued expense adjustments, together with expense reductions resulting from the revenue adjustments described above, caused operating expenses to decrease in each of the years ended September 30, 2002, 2001 and 2000 and caused the provision for income taxes to decrease in fiscal year 2002 and increase in fiscal year 2001. These adjustments include a subsequent event related to a tax claim resolved in fiscal year 2003 that reduces expenses in fiscal year 2002 and increases expenses in the quarter ended December 31, 2002 compared to previously announced preliminary results for those periods.

The net effect of all of the adjustments described above is to decrease the Company’s net loss by $22.1 million in fiscal year 2002 and to increase the Company’s net loss by $14.1 million and $9.8 million in fiscal years 2001 and 2000, respectively. None of these adjustments has any impact on cash balances or net cash flows for any period. As a result of reclassifying amounts received in connection with business partner warrants from operating activities to financing activities, these adjustments also increase net cash used in operating activities by $15.0 million and $5.0 million for fiscal years 2002 and 2001, respectively, and increase net cash provided by financing activities by $15.0 million and $5.0 million for fiscal years 2002 and 2001, respectively. These adjustments caused non-cash investing and financing activities to increase by $11.1 million in fiscal year 2001 and decrease by $41.8 million in fiscal year 2000.

The following table provides additional information regarding the effect of these adjustments on net loss for the quarter ended December 31, 2001 and on preliminary net loss for the quarter ended December 31, 2002 announced on January 23, 2003:

Effects on Net Loss—(Increase) Decrease

(in millions)

	Three Months Ended December 31,
	2002	2001
		(As Restated)
Expenses paid by significant stockholder and director	$—	$—
Stock options issued by acquired companies, net of goodwill amortization offset	0.8	3.5
Revenue adjustments	(0.3)	(0.5)
Other operating expense adjustments	0.2	3.1
Income tax adjustments	(2.7)	—

Total effect on net loss—(increase) decrease	$(2.0)	$6.1

As a result of the foregoing factors, the Company’s unaudited condensed consolidated financial statements for the three months ended December 31, 2001 have been restated from amounts previously reported. The accompanying condensed consolidated financial data presents the Company’s unaudited condensed consolidated statements of operations for this period on a comparative basis showing the amounts as originally reported and as restated.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31, 2001
	(As Reported)	(As Restated)
	(in thousands, except per share data)
Revenues:
License(1)(2)	$23,660	$23,127
Maintenance and service	31,590	31,590

Total revenues	55,250	54,717

Cost of revenues:
License	378	378
Maintenance and service	9,709	9,709

Total cost of revenues	10,087	10,087

Gross profit	45,163	44,630

Operating expenses:
Sales and marketing(1)(3)	28,134	25,974
Research and development(3)	15,608	15,590
General and administrative(3)	10,481	9,541
Amortization of goodwill and other intangible assets(4)	145,414	141,929
Stock-based compensation(5)	3,368	3,310
Restructuring and lease abandonment costs	5,642	5,642

Total operating expenses	208,647	201,986

Loss from operations	(163,484)	(157,356)
Interest income	2,531	2,531
Interest expense	(15)	(15)
Other income	780	780

Net loss before income taxes	(160,188)	(154,060)
Provision for income taxes	1,091	1,091

Net loss	$(161,279)	$(155,151)

Net loss per share—basic and diluted	$(0.63)	$(0.61)

Weighted average shares used in computing net loss per share—basic and diluted	255,625	255,625

(1)	Amounts restated to reflect reduction of revenues and expenses for certain license arrangements with service providers.
(2)	Amounts restated to reflect adjustments to timing of revenue recognition.
(3)	Amounts restated to reflect adjustments to accrued expenses.
(4)	Amounts restated to reflect reduction of amortization of goodwill.
(5)	Amounts restated to reflect adjustments to stock-based compensation expense.

Note 3—Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of December 31, 2002 and September 30, 2002 consisted of the following (in thousands):

	December 31, 2002			September 30, 2002
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Goodwill	$864,938	$(688,487)	$176,451	$864,938	$(688,487)	$176,451

Other Intangible Assets
Covenants not-to-compete	1,300	(1,266)	34	1,300	(1,173)	127
Core technology	17,392	(16,038)	1,354	17,392	(13,194)	4,198
Intellectual property agreement	786,929	(739,367)	47,562	786,929	(673,790)	113,139

Total	$805,621	$(756,671)	$48,950	$805,621	$(688,157)	$117,464

As of December 31, 2002, the Company had unamortized goodwill and other intangible assets of approximately $225.4 million. Other intangible assets are being amortized on a straight-line basis over their total expected useful lives ranging from two to three years. As a result of its adoption of SFAS No. 142 on October 1, 2002 the Company ceased amortization of the remaining goodwill that had a net book value of approximately $176.4 million. Other identifiable intangible assets which include covenants not-to-compete, core technology and an intellectual property agreement with a net book value of approximately $48.9 million at December 31, 2002, will continue to be amortized over their remaining useful lives, substantially all of which expired in the quarter ended March 31, 2003. The other intangible asset of assembled workforce was fully amortized as of September 30, 2002.

The weighted average amortization periods for covenants not-to-compete, core technology, and the intellectual property agreement are one year, three years and three years, respectively.

Amortization of other intangible assets was $68.5 million for the quarter ended December 31, 2002 and amortization of goodwill and other intangible assets was $141.9 million for the quarter ended December 31, 2001. The following table reconciles the reported net loss and basic and diluted net loss per share for the quarters ended December 31, 2002 and 2001 as if the provisions of SFAS No. 142 were in effect:

Net loss

	Three Months Ended December 31,
	2002	2001
		(As Restated)
Reported net loss	$(58,662)	$(155,151)
Add back goodwill amortization	—	73,345

Adjusted net loss	$(58,662)	$(81,806)

Basic and diluted net loss per share

	Three Months Ended December 31,
	2002	2001
		(As Restated)
Reported basic and diluted net loss per share	$(0.22)	$(0.61)
Add back goodwill amortization	—	0.29

Adjusted basic and diluted net loss per share	$(0.22)	$(0.32)

Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition of intangible assets separate from goodwill. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. For intangible assets identified as having indefinite useful lives, the Company was required to test those intangible assets for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment was measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. The results of this analysis did not require the Company to recognize an impairment loss. There was no impact on the financial statements upon adoption of the standard.

Note 4—Income Taxes

The Company incurred operating losses for the quarters ended December 31, 2002 and December 31, 2001. The Company recorded a valuation allowance for the full amount of the net deferred tax assets, as sufficient uncertainty exists that it is more likely than not that the deferred tax assets would not be realized. The Company incurred income tax expense of $338,000 and $1.1 million for the quarters ended December 31, 2002 and 2001, respectively, primarily attributable to its international subsidiaries.

Note 5—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for the Company’s headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are approximately $2.2 million and will escalate annually with the total future minimum lease payments amounting to $335.3 million over the remaining lease term. The Company also contributed $80.0 million towards leasehold improvement costs of the facility and for the purchase of equipment and furniture, of which approximately $49.2 million was written off in connection with the abandonment of excess facilities. In the quarter ended March 31, 2002, a certificate of deposit totaling $2.2 million as a security deposit for the Company’s headquarters was released. As part of this agreement, the Company is required to hold certificates of deposit totaling $25.7 million as of December 31, 2002, as a form of security through fiscal year 2013, which is classified as restricted cash on the Company’s condensed consolidated balance sheets.

Restructuring and lease abandonment costs

In fiscal year 2001, the Company initiated a restructuring program to conform its expense and revenue levels and to better position the Company for growth and profitability. As part of this program, the Company restructured its worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities.

Restructuring and lease abandonment costs were zero and $5.6 million for the quarters ended December 31, 2002 and 2001, respectively. The following table details restructuring activity through December 31, 2002 (in thousands):

	Severance and benefits	Lease abandonment costs	Total
Accrued restructuring costs as of September 30, 2002	$103	$61,966	$62,069
Cash paid	(22)	(6,794)	(6,816)

Accrued restructuring costs as of December 31, 2002	$81	$55,172	55,253

Less: current portion			16,837

Accrued restructuring costs, less current portion			$38,416

Worldwide workforce reduction

Severance and benefits primarily include involuntary termination and health benefits, outplacement costs and payroll taxes. During the quarter ended December 31, 2002, an immaterial amount of severance and benefits costs was paid. The Company expects all remaining cash expenditures will be made in the near future.

Consolidation of excess facilities

Lease abandonment costs incurred to date relate to the abandonment of the remaining lease terms of excess leased facilities in Mountain View and Sunnyvale, California, Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Burlington, Massachusetts, Dallas, Texas, Hong Kong and Singapore. Total lease abandonment costs include the impairment of leasehold improvements, remaining lease liabilities and brokerage fees reduced by estimated sublease income. The estimated net costs of abandoning these leased facilities, including estimated sublease costs and income, were based on market information trend analyses provided by a commercial real estate brokerage firm retained by the Company.

During the quarter ended December 31, 2002, the Company made net cash payments totaling $6.8 million relating to the abandoned facilities. As of December 31, 2002, $55.2 million of lease abandonment costs, net of anticipated sublease income of $224.5 million, remains accrued and is expected to be utilized by fiscal 2013. Actual sublease payments due to the Company under noncancelable subleases of excess facilities totaled $79.6 million as of December 31, 2002, and the remainder of anticipated sublease income represents management’s best estimates. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at December 31, 2002, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, as of December 31, 2002, a change in assumed market lease rates of $0.25 per square foot per month for the next 10 years, with all other assumptions remaining the same, would change the estimated lease abandonment loss of the Company’s Sunnyvale, California headquarters by approximately $9.1 million.

Litigation

IPO Class Action Litigation

Between March 20, 2001 and June 5, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers or former officers and directors and three of the underwriters of its initial public offering. These actions were purported to be brought on behalf of purchasers of the Company’s common stock in the period from June 23, 1999, the date of the Company’s initial public offering, to December 23, 1999 (or in some cases, to December 5 or 6, 2000), and made certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s initial public offering.

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

Restatement Class Action Litigation

Beginning January 21, 2003, a number of purported shareholder class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. These actions all purport to be brought on behalf of a class of purchasers of the Company’s common stock in the period from January 11, 2000 to January 15, 2003. The complaints bring claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act, relating to the Company’s announcement that the Company would restate certain of its consolidated financial statements, and, in the case of one complaint, relating to its acquisition activity and related accounting. Specifically, these actions allege that certain of its prior consolidated financial statements contained false and misleading statements or omissions relating to its failure to properly recognize expenses and other financial items, as reflected in the then proposed restatement. Plaintiffs contend that such statements and omissions caused the Company’s stock price to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

These cases are still in their early stages, and the Company intends to defend against these claims vigorously.

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

General

The Company is also subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimable and probable losses in the accompanying condensed consolidated financial statements for those matters where it believes that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving the Company will not have a material adverse effect on its business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on the Company’s business, results of operations or financial condition or that the amount of accrued losses is sufficient for any actual losses that may be incurred.

Indemnification

The Company sells software licenses and services to its customers under contracts which the Company refers to as Software License and Service Agreements (each an “SLSA”). Each SLSA contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright, trade secret, trademark, or other proprietary right of a third party. The SLSA generally limits the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain product usage limitations and geography-based scope limitations and a right to replace an infringing product or modify it to make it non-infringing. If the Company cannot address the infringement by replacing the product or services, or modifying the product or services, the Company is allowed to cancel the license or services and return the fees paid by the customer. The Company requires its employees to sign a proprietary information and inventions assignment agreement, which assigns the rights in its employees’ development work to the Company.

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of December 31, 2002. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s business, results of operations or financial condition.

Note 6—Minority Interests in Subsidiaries

As of December 31, 2002, minority interests of approximately $15.9 million are recorded on the condensed consolidated balance sheet in order to reflect the share of the net assets of Nihon Ariba K.K. and Ariba Korea, Ltd. held by minority investors. In addition, the Company recognized approximately $528,000 as an increase to other loss and $867,000 as an increase to other income for the minority interests’ share in operating results of these majority-owned subsidiaries for the quarters ended December 31, 2002 and 2001, respectively.

Note 7—Segment Information

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

Information regarding revenue for the quarters ended December 31, 2002 and 2001 and long-lived assets in geographic areas as of December 31, 2002 and September 30, 2002, is as follows (in thousands):

	Three Months Ended December 31,
	2002	2001
		(As Restated)
Revenues:
United States	$40,018	$38,889
Japan	7,228	3,595
Other International	14,483	12,233

Total	$61,729	$54,717

	December 31, 2002	September 30, 2002
Long-Lived Assets:
United States	$250,580	$322,017
International	1,974	2,156

Total	$252,554	$324,173

Revenues are attributed to countries based on the location of the Company’s customers. The Company’s international revenues were derived from sales in Europe, Canada, Asia, Australia and Latin America. The Company had net liabilities of $17.0 million and $67.9 million related to its international locations as of December 31 and September 30, 2002, respectively.

Note 8—Stockholders’ Equity

Common Stock Repurchase Program

On October 22, 2002, the Company announced that its Board of Directors has authorized the repurchase of up to $50 million of its currently outstanding common stock to reduce the dilutive effect of its stock option and stock purchase plans. Stock purchases under the common stock repurchase program are expected to be made periodically in the open market based on market conditions. To date there have been no stock repurchases under this program.

Stock Option Exchange Program

On February 8, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, Ariba employees were given the opportunity to cancel outstanding stock options previously granted to them in exchange for replacement options to be granted at a future date, at least six months and a day from the cancellation date, which was May 14, 2001. On December 3, 2001, the grant of replacement options to participating employees was approved resulting in the issuance of options for approximately 7.8 million shares of common stock. Each participant employee received, for each option included in the exchange, one replacement option. The exercise price of each replacement option is $4.02 per share, which was the fair market value of the Company’s common stock on December 3, 2001. The replacement options have terms and conditions that are substantially the same as those of the canceled options. In the quarter ended June 30, 2001, the Company recorded $16.5 million of expense pursuant to the stock option exchange program. Members of the Company’s Board of Directors and its officers and senior executives did not participate in this program.

Warrants

In March 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued an unvested warrant to purchase up to 3,428,572 shares of the Company’s common stock at an exercise price of $87.50 per share. Of the total shares underlying the warrant, 2,400,000 shares have expired unexercised and 1,028,572 shares remain unvested as of December 31, 2002. These unvested shares, if they remain unvested, will expire on a quarterly basis through March 2005. The business partner can partially vest in this warrant each quarter upon attainment of certain periodic milestones related to revenue targets. The warrant generally expires as to any earned or earnable portion when the milestone period expires or eighteen months after the specific milestone is met. The warrant can be earned over an approximately five-year period. During the quarter ended December 31, 2002, the business partner did not vest in any shares of this warrant and accordingly, no business partner warrant expense was recorded. No amounts related to the unvested warrants are reflected in the accompanying condensed consolidated financial statements.

Deferred stock-based compensation

The Company has recorded deferred stock-based compensation totaling approximately $263.7 million from inception through December 31, 2002. Of this amount, $38.4 million related to the issuance of stock options prior to the Company’s initial public offering in June 1999 and $71.0 million and $124.6 million related to the acquisitions of TradingDynamics, Inc. and SupplierMarket.com, Inc., respectively, each consummated in fiscal year 2000. These amounts are amortized in accordance with Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans over the vesting period of the individual options and restricted common stock, generally between two to five years.

As disclosed in Note 2 of Notes to Condensed Consolidated Financial Statements, certain individuals received stock options from companies acquired by the Company. The total intrinsic value and fair value for the options granted was $71.0 million and $40.5 million, respectively. The intrinsic value of these options was recorded as deferred stock-based compensation and is being amortized over the four year vesting period using an accelerated method consistent with FIN 28. The stock-based compensation benefit recorded for these options, net of the effect of cancellations, was $777,000 and $58,000 during the quarters ended December 31, 2002 and 2001, respectively. In addition, certain consultants to these companies received options that vested based on providing services to the Company. The compensation charge recorded for these options was zero for each of the quarters ended December 31, 2002 and 2001, respectively.

During the quarters ended December 31, 2002 and 2001, the Company recorded $275,000 and $3.3 million of stock-based compensation, respectively. As of December 31, 2002, the Company had an aggregate of approximately $1.6 million of deferred stock-based compensation remaining to be amortized.

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the quarters ended December 31, 2002 and 2001 are as follows (in thousands):

	Three Months Ended December 31,
	2002	2001
		(As Restated)
Net loss	$(58,662)	$(155,151)
Unrealized loss on securities	(190)	(801)
Foreign currency translation adjustments	787	(3,225)

Comprehensive loss	$(58,065)	$(159,177)

The income tax effects related to unrealized losses on securities and foreign currency translation adjustments are not considered material.

The components of accumulated other comprehensive loss as of December 31, 2002 and September 30, 2002 are as follows (in thousands):

	December 31, 2002	September 30, 2002
Unrealized gain on securities	$1,712	$1,902
Foreign currency translation adjustments	(2,527)	(3,314)

Accumulated other comprehensive loss	$(815)	$(1,412)

Note 9—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended December 31,
	2002	2001
		(As Restated)
Net loss	$(58,662)	$(155,151)

Weighted-average common shares outstanding	266,473	261,702
Less: Weighted-average common shares subject to repurchase	(2,420)	(6,077)

Weighted-average common shares used in computing basic and diluted net loss per common share	264,053	255,625

Basic and diluted net loss per common share	$(0.22)	$(0.61)

At December 31, 2002 and 2001, 42,023,974 and 46,757,597 potential common shares, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive. Further, the potential common shares for the three months ended December 31, 2002 and 2001 exclude 1,028,572 shares and 7,286,246 shares, respectively, which would be issuable under certain warrants contingent upon completion of certain milestones.

The weighted-average exercise price of stock options outstanding was $3.70 and $4.22 as of December 31, 2002 and 2001, respectively. The weighted average repurchase price of unvested stock was $0.23 and $0.21 as of December 31, 2002 and 2001, respectively. The weighted average exercise price of warrants outstanding was $87.50 and $107.39 as of December 31, 2002 and 2001, respectively.

Note 10—Related Party Transactions

In the first and third quarters of fiscal 2001, the Company sold approximately 41% of its consolidated subsidiary, Nihon Ariba K.K., and approximately 42% of its consolidated subsidiary, Ariba Korea, Ltd., respectively, to Softbank, a Japanese corporation and its subsidiaries (collectively, “Softbank”). An affiliate of Softbank also received the right to distribute Ariba products from these subsidiaries in their respective jurisdictions. Related to transactions with Softbank, the Company recorded revenue of $6.1 million and $2.6 million for the quarters ended December 31, 2002 and 2001, respectively, pursuant to a long-term revenue commitment.

During fiscal year 2001, Keith Krach, the Company’s chairman and co-founder, was deemed to have contributed $4.0 million to the Company in connection with a loan of $4.0 million in cash by an entity controlled by him to Robert Calderoni in connection with his hiring as the Company’s chief financial officer. Because the Company is not the beneficiary of the loan and would not receive any cash upon repayment of the loan, the Company recorded the principal amount of this loan as compensation expense in fiscal year 2001. The loan, along with accrued interest, is expected to be forgiven in annual installments over four years, conditioned on Mr. Calderoni’s continued employment with the Company. The Company has entered into an agreement with Mr. Calderoni pursuant to which he is entitled to receive annual cash payments from the Company to compensate him for income tax incurred as a result of such forgiveness and payments. As a result, the Company incurs additional compensation expense of approximately $300,000 per quarter related to this tax reimbursement agreement.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading “Risk Factors” and the risks discussed in our other Securities Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K as filed with the SEC on April 10, 2003. Except as otherwise noted, the discussion of financial results gives effect to the accounting adjustments described in “Recent Event” below.

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

As discussed below, although adjustments vary significantly by period in some cases, the cumulative net effect of the adjustments is to increase our accumulated deficit at December 31, 2002 by $3.8 million to $4.240 billion. None of these adjustments has any impact on our cash balances for any period. However, our condensed consolidated statements of cash flows have been restated to reflect the reclassification of amounts received in connection with business partner warrants from operating activities to financing activities. The effect of these adjustments is to increase net cash used in operating activities by $5.0 million and $15.0 million for fiscal years 2001 and 2002, respectively, and to increase net cash provided by financing activities by $5.0 million and $15.0 million for fiscal years 2001 and 2002, respectively. The following table provides additional information regarding these adjustments as they affect the three months ended December 31, 2001 and 2002.

Effects on Net Loss—(Increase) Decrease

(in millions)

	Three Months Ended December 31,
	2001	2002
	(As Restated)
Expenses paid by significant stockholder and director	$—	$—
Stock options issued by acquired companies, net of goodwill amortization offset	3.5	0.8
Revenue adjustments	(0.5)	(0.3)
Other operating expense adjustments	3.1	0.2
Income tax adjustments	—	(2.7)

Total effect on net loss—(increase) decrease	$6.1	$(2.0)

See Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the effect of these adjustments.

The following discussion addresses each of these items:

Expenses paid by significant stockholder and director.    As previously announced, the review initially focused on a $10 million payment in March 2001 from Keith Krach, our chairman and co-founder to Larry Mueller, our president and chief operating officer at the time, and Mr. Krach’s payment of $1.2 million for chartered air services provided to Mr. Mueller over the period from September 2000 through July 2001. Because no company funds were used in these transactions and there was no commitment to or from us, Ariba originally viewed these payments as personal. As previously announced, we have now concluded that, for accounting purposes, we should treat these transactions as if they were capital contributions from Mr. Krach which were then expensed by Ariba as compensation to Mr. Mueller. Accordingly, our restated consolidated financial statements for the fiscal years ended September 30, 2001 and 2000 reflect non-cash charges to operating expenses in connection with these transactions.

Stock options issued by acquired companies.    As previously announced, we also reviewed our accounting for stock options issued by companies we acquired in fiscal year 2000. We determined that certain stock options granted by these acquired companies to a limited number of individuals shortly before those acquisitions should be accounted for as stock-based compensation expense, rather than be included as part of the purchase price of these companies and amortized as goodwill. As a result, our restated consolidated financial statements for fiscal years 2000 and 2001 and our consolidated financial statements for fiscal year 2002 reflect an increase in non-cash stock-based compensation expense and a reduction of goodwill amortization expense. We also determined that the fair value of certain unvested stock options granted by one of these companies to several consultants was not included in the measurement of stock compensation expense as required by EITF No. 96-18. The cumulative effect of these adjustments at December 31, 2002 is a non-cash charge of $10.1 million, consisting of increases to Ariba’s operating expenses for fiscal years 2000 and 2001 of $13.5 million and $10.5 million, respectively, and a non-cash reduction of $13.1 million and $777,000 for fiscal year 2002 and the quarter ended December 31, 2002, respectively.

We also reviewed our accounting policies and their application to various additional items and identified a number of transactions in which our accounting policies had not been consistently or appropriately applied. We have included the adjustments described below for these items in our restated consolidated financial statements.

Revenue adjustments.    We identified three license arrangements that we entered into with vendors during fiscal years 2001 and 2000 at or about the same time we incurred obligations to purchase goods or services from those vendors. We have concluded that we should record expenditures associated with our obligations as reductions of license revenues received from the customer. The effect of these adjustments, while not affecting cumulative net loss, is to decrease revenues by $583,000, $8.2 million, $275,000 and zero in fiscal years 2000, 2001 and 2002 and the quarter ended December 31, 2002, respectively. We also determined that the timing of revenue recognition for several license arrangements should be adjusted between periods, which adjustments result in the acceleration of revenue in certain cases and the deferral of revenue in others. The net effect of these adjustments is to decrease revenues by $995,000 in fiscal year 2000, increase revenues by $6.4 million and $883,000 in fiscal years 2001 and 2002, respectively, and decrease revenues by $311,000 in the quarter ended December 31, 2002. As a result of all of these revenue adjustments, revenues decreased by $1.6 million and $1.8 million in fiscal years 2000 and 2001, respectively, increased by $608,000 in fiscal year 2002 and decreased by $311,000 in the quarter ended December 31, 2002.

Other operating expense and income tax adjustments.    In addition, we identified several accrued expense items for which we concluded that the amount of the liability, the initial timing of recording the liability, or the timing of releasing the liability should be adjusted. These items include accruals for payroll taxes, royalties payable, litigation, bonuses and benefits, and income taxes. These accrued expense adjustments, together with expense reductions resulting from the revenue adjustments described above, caused operating expenses to decrease by $5.3 million in fiscal year 2000, $10.8 million in fiscal year 2001, $6.0 million in fiscal year 2002 and $221,000 in the quarter ended December 31, 2002, and caused the provision for income taxes to increase by $1.4 million in fiscal year 2001 and decrease by $2.4 million in fiscal year 2002. These adjustments include a subsequent event related to a tax claim resolved in fiscal year 2003 that reduces expenses in fiscal year 2002 and increases expenses in the quarter ended December 31, 2002 by $2.7 million compared to previously announced preliminary results for those periods.

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

We were incorporated in Delaware in September 1996 and from that date through March 1997 were in the development stage, conducting research and developing our initial products. In March 1997, we began selling our products and related services and currently market them in North America, Latin America, Europe, Asia, Australia and Middle East primarily through our direct sales force and indirect sales channels.

We have incurred significant losses since inception. As of December 31, 2002, we had an accumulated deficit of approximately $4.2 billion, including cumulative charges for the amortization of goodwill and other intangible assets totaling $2.2 billion, impairment of goodwill and other intangible assets totaling $1.4 billion, business partner warrant expense totaling $68.9 million, of which $9.0 million has been reclassified as a reduction of revenues due to our adoption of EITF No. 01-9, and amortization of stock-based compensation totaling $133.3 million.

Our operating expenses include amortization of goodwill and other intangible assets that we recorded in fiscal year 2000 in connection with our acquisitions of TradingDynamics, Tradex and SupplierMarket and an intellectual property agreement with a third party. During the year ended September 30, 2000, we also had a charge related to the purchase of in-process research and development related to these acquisitions. During the year ended September 30, 2001, we recorded a $1.4 billion impairment charge relating to goodwill and other intangible assets acquired in the Tradex acquisition as a result of an impairment assessment of goodwill and identifiable assets recorded in connection with our various acquisitions. As of December 31, 2002, we had unamortized goodwill and other intangible assets of approximately $225.4 million, which were being amortized on a straight-line basis over their total expected useful lives ranging from two years to three years. As a result of our adoption of SFAS No. 142 on October 1, 2002, we ceased amortization of the remaining goodwill that had a net book value of approximately $176.4 million. Other identifiable intangible assets with a net book value of approximately $48.9 million at December 31, 2002 will continue to be amortized over their remaining useful lives, all of which will expire in the quarter ending March 31, 2003. See Note 3 of Notes to Condensed Consolidated Financial Statements for more detailed information.

In connection with certain stock options granted to our employees, stock options issued pursuant to the TradingDynamics and SupplierMarket acquisitions and restricted common stock issued to certain senior executives, officers and employees, we have recorded deferred stock-based compensation totaling approximately $263.7 million from inception through December 31, 2002 after giving effect to the restatement of our condensed consolidated financial statements. Of this amount, $71.0 million and $124.6 million related to the acquisitions of TradingDynamics and SupplierMarket, respectively, were recorded in fiscal 2000. Deferred stock-based compensation is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the options and restricted stock. During the quarter ended December 31, 2002, we recorded $275,000 of related stock-based compensation amortization expense. As of December 31, 2002, we have approximately $1.6 million of deferred stock-based compensation remaining to be amortized. The amortization of the remaining deferred stock-based compensation is expected to result in additional charges to operations through fiscal 2007. The amortization of stock-based compensation is presented as a separate component of operating expenses in our Condensed Consolidated Statements of Operations. See Note 8 of Notes to Condensed Consolidated Financial Statements for more detailed information.

During fiscal year 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. In addition, we implemented a further reduction of our worldwide workforce during the quarter ended December 31, 2001 and recorded an additional restructuring charge in the quarter ended June 30, 2002 related to our abandonment of certain operating leases as part of our program to restructure our operations and related facilities. Our recent restructurings have placed significant demands on our management and operational resources. To position our company for future growth, we must continue to invest in and implement scalable operational systems, procedures and controls. We must also be able to recruit and retain qualified employees and expect any future expansion to continue to challenge our ability to hire, train, manage and retain our employees. As of December 31, 2002, we had 829 full-time employees. See Note 5 of Notes to Condensed Consolidated Financial Statements for more detailed information.

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

To maintain and grow our current revenue level, we must grow our customer base, develop our products and services, and adapt to current information technology purchasing patterns. However, if we continue to sell an increasing percentage of our newer lower priced products, our average selling prices may decline. We intend to continue to invest in sales, marketing, research and development and, to a lesser extent, support infrastructure. We may also have significant expenses going forward related to the amortization of our other intangible assets, subject to certain effects of SFAS No. 142, Goodwill and Other Intangible Assets, as adopted on October 1, 2002 and as described in Note 3 of Notes to Condensed Consolidated Financial Statements. As a result, we may incur substantial losses in the future.

Our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our operating results are expected to vary significantly from quarter to quarter and are difficult or impossible to predict. We believe that our success in fiscal year 2003 will depend particularly upon our ability to effectively market our Enterprise Spend Management solutions and maintain tight control over expenses and cash. We believe that key risks include our market execution in Europe, the status of our relationship with Softbank, the overall level of information technology spending and the potential adverse impact resulting from the restatement of our consolidated financial statements and related inquiries and legal proceedings. Our prospects must also be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. Please refer to the “Risk Factors” section for additional information.

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include revenue recognition policies, the assessment of recoverability of goodwill and other intangible assets, restructuring liabilities related to abandoned operating leases and contingencies related to the collectibility of accounts receivable and pending litigation. These critical accounting policies and estimates, their related disclosures and other accounting policies, methods and estimates have been reviewed by our senior management and audit committee. These policies and our practices related to these policies are described below and in Note 1 of Notes to the Condensed Consolidated Financial Statements.

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

We frequently enter into contracts where we recognize only a portion of the total revenue under the contract in the quarter in which we enter into the contract. For example, we may recognize revenue on a ratable basis over the life of the contract or enter into contracts where the recognition of revenue is conditioned upon delivery of future product or service elements. The portion of revenues recognized on a deferred basis may vary significantly in any given quarter, and revenues in any given quarter are a function of both contracts signed in such quarter and contracts signed in prior quarters. For example, the portion of revenues recognized from contracts entered into in prior quarters generally declined in fiscal year 2000 and increased in fiscal year 2001. Since then, the portion of revenues recognized from contracts entered into in prior quarters has remained relatively stable and has represented at least a majority of the revenues recognized each quarter. See Note 1 of Notes to condensed consolidated financial statements for detailed discussion of our revenue recognition policies.

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

Lease abandonment costs

We initially recorded a significant restructuring charge in the third quarter of fiscal 2001 upon abandoning certain operating leases as part of our program to restructure our operations and related facilities and we recorded an additional charge in the third quarter of fiscal 2002. In the quarter ended June 30, 2002, we revised our estimates and expectations for our corporate headquarters and field offices disposition efforts as a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued sharp declines in market conditions in the commercial real estate market in Northern California. Lease abandonment costs for the abandoned facilities were estimated to include the impairment of leasehold improvements, remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which were achieved using market trend information analyses provided by a commercial real estate brokerage firm retained by us. Each reporting period we review these estimates, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, as of December 31, 2002, a change in assumed market lease rates of $0.25 per square foot per month for the next 10 years, with all other assumptions remaining the same, would change the estimated lease abandonment loss of our Sunnyvale, California headquarters by approximately $9.1 million.

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

Results of Operations

The following table sets forth statements of operations data for the periods indicated (in thousands, except per share data). The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q which, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments except for the restatement adjustments described under “Recent Event” (to the extent applicable to the periods presented herein), necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Form 10-K for the fiscal year ended September 30, 2002 filed with the SEC April 10, 2003.

	Three Months Ended December 31,
	2002	2001(1)
		(As Restated)
Revenues:
License	$30,449	$23,127
Maintenance and service	31,280	31,590

Total revenues	61,729	54,717

Cost of revenues:
License	749	378
Maintenance and service (exclusive of stock-based compensation expense (benefit) of $(743) and $1,182 for the three months ended December 31, 2002 and 2001, respectively)	10,137	9,709

Total cost of revenues	10,886	10,087

Gross profit	50,843	44,630

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense (benefit) of $500 and $(1,572) for the three months ended December 31, 2002 and 2001, respectively)	20,589	25,974
Research and development (exclusive of stock-based compensation expense of $118 and $35 for the three months ended December 31, 2002 and 2001, respectively)	13,958	15,590
General and administrative (exclusive of stock-based compensation expense of $400 and $3,665 for the three months ended December 31, 2002 and 2001, respectively)	7,064	9,541
Amortization of goodwill and other intangible assets	68,514	141,929
Stock-based compensation	275	3,310
Restructuring and lease abandonment costs	—	5,642

Total operating expenses	110,400	201,986

Loss from operations	(59,557)	(157,356)
Interest income	1,577	2,531
Interest expense	(9)	(15)
Other income (expense)	(335)	780

Net loss before income taxes	(58,324)	(154,060)
Provision for income taxes	338	1,091

Net loss	$(58,662)	$(155,151)

Net loss per share—basic and diluted	$(0.22)	$(0.61)

Weighted average shares used in computing net loss per share—basic and diluted	264,053	255,625

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements.

See accompanying	notes to condensed consolidated financial statements

Comparison of the Three Month Period Ended December 31, 2002 and 2001

Revenues

License

License revenues for the quarter ended December 31, 2002 were $30.4 million, a 32% increase over license revenues of $23.1 million for the quarter ended December 31, 2001. This increase is primarily attributable to revenue from Softbank as discussed below, an expansion of our customer base in our domestic operations, new product introductions and enhancements and the timing of revenue recognition of certain large contracts. License revenues in the quarter ended December 31, 2002 were higher than expected and may not be indicative of the level of license revenues in future quarters. In particular, new license sales from our international operations did not meet our expectations in the quarter ended December 31, 2002 and could remain flat or decrease in the future. In addition, we have experienced recent declines in deferred revenues that may adversely affect revenues over the long term.

We recognized license revenues of $5.1 million and $1.8 million for the quarters ended December 31, 2002 and 2001, respectively, from Softbank, a related party, pursuant to a long-term revenue commitment. These amounts represent 17% and 8% of license revenues for the quarters ended December 31, 2002 and 2001, respectively. Our strategic relationship with Softbank has not performed to our expectations. We have in the past extended the time period over which Softbank must provide committed levels of revenue, thereby reducing their quarterly revenue commitments. Softbank is not currently in compliance with the performance levels contemplated by our strategic relationship, and we are currently in discussions to renegotiate our agreements with Softbank. There is no assurance we can achieve a mutually satisfactory amendment of these agreements. The failure to realize future revenues from Softbank at committed levels could have a material adverse impact on our business.

Our revenue adjustments described in “Recent Event” caused license revenues for the quarters ended December 31, 2002 and 2001 to decrease by $311,000 and $533,000, respectively.

Maintenance and service

Maintenance and service revenues for the quarter ended December 31, 2002 were $31.3 million, a 1% decrease from maintenance and service revenues of $31.6 million for the quarter ended December 31, 2001. This decrease principally relates to reduced maintenance revenues for our Marketplace and Dynamic Trade products and the deferment of maintenance and service revenues for contracts entered into in the current quarter where the recognition of revenue is conditioned upon delivery of future service elements.

Cost of Revenues

License

Cost of license revenues for the quarter ended December 31, 2002 was $749,000, a 98% increase over cost of license revenues of $378,000 for the quarter ended December 31, 2001. The increase is primarily related to increases in royalties payable to third parties for integrated technology, offset by a reduction in warranty costs.

Maintenance and service

Cost of maintenance and service revenues for the quarter ended December 31, 2002 was $10.1 million, a 4% increase over cost of maintenance and service revenues of $9.7 million for the quarter ended December 31, 2001. The increase is primarily attributable to increased headcount in our services organization and utilization of internal consultants related to implementations, offset by reductions in maintenance support and warranty costs.

Operating Expenses

Sales and marketing

Sales and marketing expenses include costs associated with our sales and marketing personnel and product marketing personnel and consist primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses, travel and entertainment expenses related to these personnel and the provision for doubtful accounts. Sales and marketing expenses for the quarter ended December 31, 2002 were $20.6 million, a 21% decrease from sales and marketing expenses of $26.0 million for the quarter ended December 31, 2001. The decrease is primarily attributable to a reduction in overall compensation and benefits and, to a lesser extent, reduced overhead. Although the restructuring of our operations in prior years reduced our sales and marketing expenses for the current quarter, these expenses may increase over the longer term.

Research and development

Research and development expenses include costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily include employee compensation and benefits, consulting costs and the cost of software development tools and equipment. Research and development expenses for the quarter ended December 31, 2002 were $14.0 million, a decrease of 10% from research and development expenses of $15.6 million for the quarter ended December 31, 2001. The decrease is primarily attributable to a reduction in fees paid to outside service providers and reduced overhead, offset by an increase in compensation and benefits. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. Although the restructuring of operations in prior years reduced our research and development expenses for the current quarter, these expenses may increase over the longer term.

General and administrative

General and administrative expenses consist primarily of compensation and benefits costs for executive, finance and administrative personnel. General and administrative expenses for the quarter ended December 31, 2002 were $7.1 million, a decrease of 26% from general and administrative expenses of $9.5 million for the quarter ended December 31, 2001. The decrease is primarily attributable to a reduction in overall compensation and benefits and reduced overhead, offset by an increase in fees paid to outside professional service providers. Although the restructuring of our operations in prior years reduced our general and administrative expenses for the current quarter, these expenses may increase over the longer term. Over the near term and perhaps for much longer, we expect to incur significant fees and expenses relating to our recently completed accounting review and our ongoing litigation, including litigation relating to the recent restatement of our consolidated financial statements.

Amortization of goodwill and other intangible assets

Our acquisitions of TradingDynamics, Tradex and SupplierMarket were accounted for under the purchase method of accounting. Accordingly, we recorded a total of $3.1 billion in goodwill and other intangible assets in fiscal 2000 representing the excess of the purchase price paid over the fair value of net assets acquired related to these acquisitions. The total amortization of other intangible assets related to these acquisitions totaled $2.9 million for the quarter ended December 31, 2002. The total amortization of goodwill and other intangible assets related to these acquisitions totaled $76.3 million for the quarter ended December 31, 2001.

In fiscal 2000, we sold 5,142,858 shares of common stock with a fair market value of $834.4 million to an independent third party in connection with an intellectual property agreement. As part of the sale we received intellectual property and $47.5 million in cash. The intellectual property is valued at the difference between the fair market value of the stock being exchanged and the cash received, which is $786.9 million. This amount is classified within other intangible assets and is being amortized over three years based on the terms of the related intellectual property purchase agreement. The total amortization of the value of this intellectual property was $65.6 million for each of the quarters ended December 31, 2002 and 2001.

Amortization of other intangible assets was $68.5 million for the quarter ended December 31, 2002. Amortization of goodwill and other intangible assets was $141.9 million for the quarter ended December 31, 2001. As a result of our adoption of SFAS No. 142 on October 1, 2002, we ceased amortization of the remaining goodwill that had a net book value of approximately $176.4 million. Other identifiable intangible assets, which include covenants not-to-compete, core technology and the intellectual property agreement and which had a net book value of approximately $48.9 million at December 31, 2002, will continue to be amortized over their remaining useful lives, all of which will expire in the quarter ending March 31, 2003. See Note 3 of Notes to Condensed Consolidated Financial Statements. As a result of the adjustments described in “Recent Event,” amortization expense for the quarter ended December 31, 2001 has been reduced by $3.5 million to reflect changes in purchase accounting related to stock options issued by target companies acquired in fiscal year 2000.

Stock-based compensation

We have recognized deferred stock-based compensation associated with stock options granted to employees at prices below market value on the date of grant, stock options issued to certain employees in conjunction with the consummation of the TradingDynamics and SupplierMarket acquisitions in fiscal 2000 and the issuance of restricted shares of common stock to certain senior executives, officers and employees. These amounts are included as a component of stockholders’ equity and are charged to operations over the vesting period of the options or the lapse of restrictions for the restricted stock, consistent with the method described in FIN 28. Stock-based compensation expense is presented as a separate line item in our Condensed Consolidated Statements of Operations, net of the effects of reversals related to terminated employees for cancellation of unvested stock options previously amortized to expense under FIN 28. For the quarters ended December 31, 2002 and 2001, stock-based compensation expense, net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Three months ended December 31,
	2002	2001
		(As Restated) (1)
Cost of revenues	$(743)	$1,182
Sales and marketing	500	(1,572)
Research and development	118	35
General and administrative	400	3,665

Total	$275	$3,310

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements.

Our changes in the accounting for certain stock options issued by acquired companies caused stock-based compensation expense, net of the effect of cancellations, to decrease by $58,000 in the quarter ended December 31, 2001. See “Recent Event.” As of December 31, 2002, we had an aggregate of approximately $1.6 million of deferred stock-based compensation remaining to be amortized through fiscal year 2007.

Restructuring and lease abandonment costs

In fiscal year 2001, we initiated a restructuring program to conform our expense and revenue levels and to better position us for growth and profitability. As part of the restructuring program, we restructured our worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities. Restructuring and lease abandonment costs were zero and $5.6 million for the quarters ended December 31, 2002 and 2001, respectively. The following table details restructuring activity through December 31, 2002 (in thousands):

	Severance and benefits	Lease abandonment costs	Total
Accrued restructuring costs as of September 30, 2002	$103	$61,966	$62,069
Cash paid	(22)	(6,794)	(6,816)

Accrued restructuring costs as of December 31, 2002	$81	$55,172	55,253

Less: current portion			16,837

Accrued restructuring costs, less current portion			$38,416

Worldwide workforce reduction

Severance and benefits primarily include involuntary termination and health benefits, outplacement costs and payroll taxes. During the quarter ended December 31, 2002, an immaterial amount of severance and benefits costs was paid. We expect all remaining cash expenditures will be made in the near future.

Consolidation of excess facilities

Lease abandonment costs incurred to date relate to the abandonment for the remaining lease terms of excess leased facilities in Mountain View and Sunnyvale, California, Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Burlington, Massachusetts, Florham Park, New Jersey, Dallas, Texas, Hong Kong and Singapore. Total lease abandonment costs include the impairment of leasehold improvements, remaining lease liabilities and brokerage fees offset by estimated sublease income. The estimated net costs of abandoning these leased facilities, including estimated sublease costs and income, were based on market information trend analyses provided by a commercial real estate brokerage firm retained by us.

During the quarter ended December 31, 2002, we made net cash payments totaling $6.8 million relating to the abandoned facilities. As of December 31, 2002, $55.2 million of lease abandonment costs, net of anticipated sublease income of $224.5 million, remains accrued and is expected to be utilized by fiscal year 2013. Actual sublease payments due to us under noncancelable subleases of excess facilities totaled $79.6 million as of December 31, 2002, and the remainder of anticipated sublease income represents management’s best estimates. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at December 31, 2002, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on our operating results and cash position. For example, as of December 31, 2002, a change in assumed market lease rates of $0.25 per square foot per month for the next 10 years, with all other assumptions remaining the same, would change the estimated lease abandonment loss of our Sunnyvale, California headquarters by approximately $9.1 million.

Interest income

Interest income for the quarter ended December 31, 2002 was $1.6 million, a decrease of 38% from interest income of $2.5 million for the quarter ended December 31, 2001. The decrease is primarily attributable to lower invested cash, cash equivalents and investment balances and a decline in interest rates.

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

As of December 31, 2002, minority interest of approximately $13.0 million is recorded on the condensed consolidated balance sheets in order to reflect the share of the net assets of Nihon Ariba K.K. held by minority investors. We recognized $573,000 as an increase to other loss and $644,000 as an increase to other income for the minority interest’s share of Nihon Ariba K.K.’s income and loss for the quarters ended December 31, 2002 and 2001, respectively.

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

As of December 31, 2002, minority interest of approximately $2.9 million is recorded on the Condensed Consolidated Balance Sheets in order to reflect the share of the net assets of Ariba Korea, Ltd. held by minority investors. We recognized $44,000 and $223,000 as an increase to other income for the minority interest’s share of Ariba Korea, Ltd.’s loss for the quarters ended December 31, 2002 and 2001, respectively.

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

Provision for income taxes

We incurred operating losses for the quarters ended December 31, 2002 and December 31, 2001. We have recorded a valuation allowance for the full amount of the net deferred tax assets, as sufficient uncertainty exists that it is more likely than not that the deferred tax assets would not be realized. We incurred income tax expense of $338,000 and $1.1 million for the quarters ended December 31, 2002 and 2001, respectively, primarily attributable to our international subsidiaries.

Subsequent to September 30, 2002, the Company settled certain outstanding foreign tax withholding claims and released $2.7 million of accrued liabilities which generated an income tax benefit for the quarter ended September 30, 2002.

Liquidity and Capital Resources

As of December 31, 2002, we had $153.9 million in cash, cash equivalents and short-term investments, $88.3 million in long-term investments and $29.5 million in restricted cash, for total cash and investments of $271.7 million, and $31.8 million in working capital. All significant cash and investments are held in accounts in the United States except for approximately $44.0 million and $7.0 million held by Nihon Ariba K.K. and Ariba Korea, Ltd, respectively, our majority-owned subsidiaries in Japan and Korea, respectively, in foreign accounts to fund their activities and operations. As of September 30, 2002, we had $157.3 million in cash, cash equivalents and short-term investments, $88.0 million in long-term investments and $30.3 million in restricted cash, for total cash and investments of $275.6 million, and $25.7 million in working capital.

Net cash used in operating activities was approximately $5.9 million for the quarter ended December 31, 2002, compared to $18.3 million of net cash used in operating activities for the quarter ended December 31, 2001. Net cash used in operating activities for the quarter ended December 31, 2002 is primarily attributable to decreases in accrued liabilities, restructuring and lease abandonment costs and deferred revenue, and to a lesser extent, the net loss for the period (less non-cash expenses). These cash flows used in operating activities were partially offset by an increase in accounts receivable.

Net cash provided by investing activities was approximately $12.8 million for the quarter ended December 31, 2002 compared to $16.4 million of net cash provided by investing activities for the quarter ended December 31, 2001. Net cash provided by investing activities for the quarter ended December 31, 2002 is primarily attributable to the redemption of our investments. Although the recent restructuring of our operations will reduce our capital expenditures over the near term, these expenditures may increase over the longer term.

Net cash provided by financing activities was approximately $2.0 million for the quarter ended December 31, 2002 compared to $2.1 million of net cash provided by financing activities for the quarter ended December 31, 2001. Net cash provided by financing activities for the quarter ended December 31, 2002 is primarily attributable to proceeds from the exercise of stock options, offset by the payment of capital lease obligations.

In March 2000, we entered into a new facility lease agreement for approximately 716,000 square feet constructed in four office buildings and an amenities building in Sunnyvale, California for our headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are $2.2 million and will escalate annually with the total future minimum lease payments amounting to $335.3 million over the remaining lease term. We also contributed $80.0 million towards leasehold improvement costs of the facility and for the purchase of equipment and furniture, of which approximately $49.2 million was written off in connection with the abandonment of excess facilities. In the quarter ended March 31, 2002, a certificate of deposit totaling $2.2 million as a security deposit for our headquarters was released. As part of this agreement, we are required to hold certificates of deposit totaling $25.7 million as of December 31, 2002, as a form of security through fiscal 2013, which is classified as restricted cash on our Condensed Consolidated Balance Sheets.

Future minimum lease payments under all noncancelable operating leases are as follows as of December 31, 2002 (in thousands):

Year Ending December 31,	Operating leases
2003	$37,504
2004	37,591
2005	36,697
2006	36,253
2007	33,156
Thereafter	185,531

Total minimum lease payments	$366,732

Operating lease payments shown above exclude any adjustment for lease income due under noncancelable subleases of excess facilities, which amounted to $79.6 million as of December 31, 2002. Interest expense related to capital lease obligations is immaterial for all periods presented.

We do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do have standby letters of credit, which are cash collateralized. These instruments are issued by our banks in lieu of a cash security deposit required by landlords for our real estate leases. We have approximately $29.5 million in standby letters of credit related to real estate lease requirements classified as restricted cash on our Condensed Consolidated Balance Sheets.

We expect to incur significant operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. We anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, our ability to manage infrastructure costs and the outcome of our subleasing activities related to the costs of abandoning excess leased facilities and the level of expenditures relating to our recently completed accounting review and ongoing litigation.

Additionally, on October 22, 2002, we announced that our Board of Directors authorized the repurchase of up to $50 million of our currently outstanding common stock to reduce the dilutive effect of our stock option and purchase plans. Stock purchases under the common stock repurchase program are expected to be made periodically in the open market based on market conditions. To date there have been no stock repurchases under this program. Cash flows from operations and existing cash balances may be used to repurchase our common stock. As a result, we may incur a significant impact on cash flows and cash balances.

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

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our condensed consolidated financial statements. The Company has adopted the disclosure provisions as required. See Note 5 of Notes to Condensed Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock Based Compensation and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. SFAS No. 148 is effective for fiscal years ending after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. We do not believe that adoption of SFAS No. 148 will have a material effect on our financial condition or results of operations. The Company will continue to apply the intrinsic value based method of accounting prescribed by APB 25, Accounting for Stock Issued to Employees.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003 the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. The application of FIN 46 is not expected to have a material effect on our condensed consolidated financial statements. The Company does not have any variable interest entities, therefore this Interpretation is not expected to have an impact on our condensed consolidated financial statements.

Risk Factors

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Ariba and its business because such factors may have a significant impact on Ariba’s business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in Ariba’s other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements. We believe that our success in fiscal year 2003 will depend particularly upon our ability to effectively market our Enterprise Spend Management solutions and maintain tight control over expenses and cash. We believe that key risks include our market execution in Europe, the status of our relationship with Softbank, the overall level of information technology spending and the potential adverse impact resulting from the restatement of our consolidated financial statements and related inquiries and legal proceedings.

We Have a Relatively Limited Operating History and Compete in New and Rapidly Evolving Markets. These Facts Make it Difficult to Evaluate Our Future Prospects Based on Historical Operating Results.

We were founded in September 1996 and have a relatively limited operating history. Our limited operating history makes an evaluation of our future prospects very difficult. We introduced our first product, Ariba Buyer, in June 1997 and began to operate the predecessor to the Ariba Supplier Network in April 1999. We began shipping Ariba Dynamic Trade in February 2000 following our acquisition of TradingDynamics, Ariba Marketplace in March 2000 following our acquisition of Tradex, and Ariba Sourcing in August 2000 following our acquisition of SupplierMarket. Ariba Dynamic Trade and Ariba Sourcing were subsequently incorporated into Ariba Enterprise Sourcing. In addition, we repositioned our product offerings as the Ariba Spend Management solution in September 2001, and introduced additional procurement applications in March 2002 and March 2003. As we adjust to evolving customer requirements and competitor pressures, we may be required to further reposition our product and service offerings and introduce new products and services.

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

We Have a History of Losses and Expect to Incur Significant Additional Losses in the Future.

We had an accumulated deficit of approximately $4.2 billion as of December 31, 2002, including cumulative charges for the amortization of goodwill and other intangible assets totaling $2.2 billion, impairment of goodwill and other intangible assets totaling $1.4 billion, amortization of stock-based compensation totaling $133.3 million and business partner warrant expense totaling $68.9 million, of which $9.0 million has been reclassified as a reduction of revenues due to our adoption of EITF No. 01-9. We may incur significant losses in the future for a number of reasons, including the following:

•	We will continue to incur substantial non-cash expenses resulting from the amortization of other intangible assets through the quarter ending March 31, 2003. In addition, we may incur substantial non-cash expenses resulting from the impairment of goodwill, the amortization of deferred compensation and potentially the issuance of warrants;

•	Although revenues for the quarter ended December 31, 2002 increased compared to the quarters ended September 30, June 30 and March 31, 2002, revenues from products and services may decline in the future;

•	Although we have significantly reduced expense levels, we may need to further reduce expenses in the future should revenues decline; and

•	We have significant cash commitments under noncancelable leases for excess office space. Net cash commitments, related expense accruals and possible future restructuring charges will depend on the level of sublease income we receive for this office space.

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

Our Revenues in Any Quarter Depend on a Relatively Small Number of Relatively Large Orders.

We Have Experienced Lengthening Sales Cycles and Deferrals of a Number of Relatively Large Anticipated Orders.

Our quarterly revenues are especially subject to fluctuation because they depend on the sale of relatively large orders for our products and related services. Many of these relatively large orders are realized at the end of the quarter. As a result, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. We have experienced lengthening sales cycles and deferrals of a number of relatively large anticipated orders, which we believe, have been affected by general economic uncertainty. While no customer accounted for more than 10% of our revenue during the quarter ended December 31, 2002 and for the fiscal year 2002 however, for the quarter ended March 31, 2002 we recognized approximately 11% of total revenues from Softbank, a related party, pursuant to a long-term revenue commitment agreement. See Risk Factor elsewhere in this report entitled “We Depend on Strategic Relationships with Our Partners” for additional information.

Revenues in Any Quarter May Vary to the Extent Recognition of Revenue is Deferred when Contracts Are Signed.

We frequently enter into contracts where we recognize only a portion of the total revenue under the contract in the quarter in which we enter into the contract. For example, we may recognize revenue on a ratable basis over the life of the contract or enter into contracts where the recognition of revenue is conditioned upon delivery of future product or service elements. The portion of revenues recognized from contracts entered into in prior quarters may vary significantly in any given quarter, and revenues in any given quarter are a function of both contracts signed in such quarter and contracts signed in prior quarters. For example, the portion of revenues recognized from contracts entered into in prior quarters generally declined in fiscal year 2000 and increased in fiscal year 2001. Since then, the portion of revenues recognized from contracts entered into in prior quarters has remained relatively stable and has represented at least a majority of the revenues recognized each quarter.

Our Acquisitions Will, and Any Future Acquisitions May, Require Us to Incur Significant Charges for Intangible Assets.

Our acquisitions will, and any future acquisitions may, require us to incur significant charges for goodwill and other intangible assets, which will negatively affect our operating income. As of December 31, 2002, we had unamortized goodwill and other intangible assets of approximately $225.4 million, which were being amortized on a straight-line basis over their total expected useful lives ranging from two years to three years. As a result of our adoption of SFAS No. 142 on October 1, 2002, we ceased amortization of the remaining goodwill that had a net book value of approximately $176.4 million.

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

Ariba Buyer, Ariba Enterprise Sourcing and our other products are complex solutions that are generally deployed with many users. Implementation of these applications by buying organizations is complex, time consuming and expensive. In many cases, our customers must change established business practices. In addition, they must generally consider a wide range of other issues before committing to purchase our products and services, including product benefits, ease of installation, ability to work with existing computer systems, ability to support a larger user base, reliability and return on investment. Furthermore, the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer organization. The implementation and deployment of our products requires a significant commitment of resources by our customers and third parties and/or professional services organizations.

We May Continue to Depend on Ariba Buyer for a Substantial Portion of Our Business for the Foreseeable Future. This Business Could Be Concentrated in a Relatively Small Number of Customers.

We anticipate that revenues from Ariba Buyer and related products and services will continue to constitute a substantial portion of our revenues for the foreseeable future. For the quarter ended December 31, 2002, revenues from Ariba Buyer and related products and services were a majority of our total revenues. If we experience price declines or fail to achieve broad market acceptance of Ariba Buyer, our business could be seriously harmed. In addition, for the quarter ended December 31, 2002, a relatively small number of customers accounted for a substantial portion of revenues from sales of Ariba Buyer and related products. We may continue to derive a significant portion of our revenues attributable to Ariba Buyer from a relatively small number of customers.

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

We rely on a number of third parties to implement Ariba Buyer, Ariba Enterprise Sourcing and our other products at customer sites. These products are enterprise-wide solutions that must be deployed within the customer’s organization. The implementation process is complex, time-consuming and expensive. We rely on third parties such as IBM, Accenture, Cap Gemini Ernst & Young, Deloitte Consulting and Bearing Point (formerly KPMG Consulting) to implement our products, because we lack the internal resources to implement our products at current and potential customer sites. If we are unable to establish and maintain effective, long-term relationships with our implementation providers, or if they do not meet the needs or expectations of their customers, our business would be seriously harmed. Our current implementation partners are not contractually required to continue to help implement our products, and since calendar 2000, many systems integrators have reduced their levels of investment in the procurement space from prior years. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support our needs. If these resources are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet our customers’ implementation needs. For example, a number of our competitors, including Oracle, SAP and PeopleSoft, have significantly more well established relationships with these third party systems integrators, and these systems integrators may be more likely to recommend competitors’ products and services than our own. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

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

Litigation and Regulatory Proceedings Regarding the Restatement of Our Financial Statements Could Seriously Harm Our Business.

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

Beginning January 27, 2003, several shareholder derivative actions were filed in the Superior Court of California for the County of Santa Clara, against certain of our current and former officers and directors and against us as nominal defendant. The actions were filed by shareholders purporting to assert, on our behalf, claims for breach of fiduciary duties, aiding and abetting, violations of the California insider trading law, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and contribution and indemnification. Specifically, the claims are based on our acquisition activity and related accounting implemented by the defendants, the alleged understatement of compensation expenses as reflected in our then proposed restatement, the alleged insider trading by certain defendants, the existence of the restatement class action litigation, in which we are alleged to be liable to defrauded investors, and the allegedly excessive compensation paid by us to one of our officers, as reflected in our then proposed restatement. The complaints seek the payment by the defendants to us of damages allegedly suffered by us, as well as other relief.

These cases are still in their early stages, and we intend to defend against them vigorously.

Defending against existing and potential securities and class action litigation relating to the restatement of our consolidated financial statements will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. If our defenses were ultimately unsuccessful, or if we were unable to achieve a favorable settlement, we could be liable for large damages awards that could seriously harm our business and results of operations.

In addition, the SEC has commenced an informal inquiry regarding the circumstances leading up to the restatement of our consolidated financial statements. Responding to any such review could require significant diversion of management’s attention and resources in the future. For example, if the SEC elects to pursue an enforcement action, the defense against this type of action could be costly and require additional management resources. If we are unsuccessful in defending against this or other investigations or proceedings, we may face civil or criminal penalties or fines that would seriously harm our business and results of operations.

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

There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims, and third parties may claim that we or our current or potential future products infringe their intellectual property. Any claims, with or without merit, could be time- consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

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

While international revenues for the quarter ended December 31, 2002 have remained fairly stable as a percentage of total revenue from the quarter ended September 30, 2002, there can be no assurance that such relative performance can be sustained in light of such risks.

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

We May Be Unable to Complete Any Future Acquisitions. Our Business Could Be Adversely Affected as a Result.

In the quarter ended September 30, 2000, we acquired SupplierMarket.com, a provider of online collaborative sourcing technologies. We anticipate that it may be necessary or desirable to acquire additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products or technologies into our existing business and operations. For example, in the second quarter of fiscal year 2001, we entered into, but subsequently terminated, an agreement to acquire Agile Software Corporation. If our acquisition efforts are not successful, our business could seriously be harmed.

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

We do not collect sales or other similar taxes in respect of goods and services purchased through the Ariba Supplier Network. However, one or more states may seek to impose sales tax collection obligations on out-of- state companies like us that engage in or facilitate electronic commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services over the Internet. These proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from such activities. Moreover, a successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of goods and services through the Ariba Supplier Network could seriously harm our business.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products in the United States and market our products in the United States, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. For the quarters ended December 31, 2002 and 2001, approximately 35% and 29%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

We use derivative instruments to manage risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to reduce our net exposures, by currency, related to the monetary assets and liabilities of our foreign operations denominated in local currency. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The forward contracts do not qualify for hedge accounting and accordingly, all of these instruments are marked to market at each balance sheet date by a charge to earnings. We believe that these forward contracts do not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts are generally offset by losses and gains on the underlying assets and liabilities. We do not use derivatives for trading or speculative purposes. All contracts have a maturity of less than one year.

The following table provides information about our foreign exchange forward contracts outstanding as of December 31, 2002 (in thousands):

		Contract Value		Unrealized Gain (Loss) in USD
Foreign Currency	Buy/Sell	Foreign Currency	USD
Swiss Francs	Buy	465	$318	$15
European Currency Units	Sell	660	$666	$(21)

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of December 31, 2002.

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

Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which may have declined in market value due to changes in interest rates. Our investments may fall short of expectations due to changes in market conditions and as such we may suffer losses at the time of sale due to the decline in market value. All investments in the table below are carried at market value, which approximates cost.

The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio (in thousands, except for interest rates).

	Year Ending December 31, 2003	Year Ending December 31, 2004	Year Ending December 31, 2005	Year Ending December 31, 2006	Year Ending December 31, 2007	Thereafter	Total
Cash equivalents	$84,245	$—	$—	$—	$—	$—	$84,245
Average interest rate	1.69%	—	—	—	—	—	1.69%
Investments	$57,197	$54,279	$34,064	—	—	—	$145,540
Average interest rate	3.53%	4.31%	4.42%	—	—	—	4.03%

Total investment securities	$141,442	$54,279	$34,064	$—	$—	$—	$229,785

Note that these amounts exclude equity investments totaling $1.2 million and uninvested cash of $42.0 million.

Item 4.    Controls and Procedures

As of April 6, 2003 (the “Evaluation Date”), we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” for purposes of filing reports under the Exchange Act, and our “internal controls and procedures” for financial reporting purposes. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As part of their controls evaluation, the CEO and CFO considered the results of the review undertaken at the direction of the Board of Directors that resulted in the restatement of our consolidated financial statements, including the controls and corporate governance initiatives that were adopted by the Board of Directors. Rules adopted by the Securities and Exchange Commission require that we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based on and as of the Evaluation Date.

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls and procedures are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized; (ii) our assets are safeguarded against unauthorized or improper use; and (iii) our transactions are properly recorded and reported, all to permit the preparation of our consolidated financial statements in conformity with generally accepted accounting principles.

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

We plan to evaluate our disclosure and internal controls and procedures on a quarterly basis in accordance with the Exchange Act and the regulations hereunder so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K. The overall goals of these various evaluations activities are to monitor our disclosure and internal controls and procedures and to make modifications as necessary; our intent in this regard is that these controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls and procedures, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls and procedures. This information was important both for the controls evaluation generally and because the CEO and CFO certification requirement pursuant to items 5 and 6 of Section 302 of the Sarbanes-Oxley Act of 2002 mandates that they disclose that information to our Audit Committee and to our independent auditors and to report on related matters in this section of the quarterly report on Form 10-Q. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; those control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the consolidated financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other controls matters in the controls evaluation and where appropriate to consider what revision, improvement and/or correction to make in accord with our ongoing procedures.

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the Evaluation Date our disclosure controls and procedures are effective to ensure that material information relating to the company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls and procedures are effective to provide reasonable assurance that our consolidated financial statements are fairly presented in conformity with generally accepted accounting principles. In accordance with SEC requirements, the CEO and CFO note that, since the Evaluation Date to the date of this quarterly report on Form 10-Q, there have been no significant changes in internal controls and procedures or in other factors that could significantly affect internal controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II:    OTHER INFORMATION

Item 1.    Legal Proceedings

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

General

We are subject to various claims and legal actions arising in the ordinary course of business. We have accrued for estimable and probable losses in the accompanying condensed consolidated financial statements for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable based on estimates by management after consultation with legal counsel. However, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not result in outcomes that differ significantly from these estimates.

Item 2.    Changes in Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

10.35	Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On October 31, 2002, we filed a current report on Form 8-K to report the authorized repurchase of up to $50,000,000 of our common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ JAMES W. FRANKOLA
James W. Frankola Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 10, 2003

CERTIFICATIONS

I, Robert M. Calderoni, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ariba, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003

/s/ ROBERT M. CALDERONI
Robert M. Calderoni President and Chief Executive Officer

I, James W. Frankola, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ariba, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003

/s/ JAMES W. FRANKOLA
James W. Frankola Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title
10.35	Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.