Form 10-Q/A
period 2002-03-31
ARIBA INC
filed 2003-04-11
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

ARIBA, INC.

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2002, as restated and September 30, 2001, as restated	4

	Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 2002 and 2001 *	5

	Condensed Consolidated Statements of Cash Flows for the six month periods ended March 31, 2002 and 2001 *	6

	Notes to the Condensed Consolidated Financial Statements	7

*  The Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 2002 and the Condensed Consolidated Statements of Cash Flows for the six month periods ended March 31, 2002 and 2001 have been restated as described in Note 2 of Notes to Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	56

Item 2.	Changes in Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Submission of Matters to a Vote of Securities Holders	57

Item 5.	Other Information	57

Item 6.	Exhibits and Reports on Form 8-K	57

	SIGNATURES	58

	CERTIFICATIONS	59

Explanatory Note

This Amendment No. 1 on Form 10-Q/A for Ariba, Inc. (the “Company”) for the quarter ended March 31, 2002 is being filed to amend and restate the items described below contained in the Company’s Quarterly Report on Form 10-Q for such period originally filed with the Securities and Exchange Commission on May 15, 2002.

This Amendment No. 1 makes changes to Item 1, Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 6, Exhibits and Reports on Form 8-K and Signatures, for the following purposes:

•	To restate the Company’s Unaudited Condensed Consolidated Financial Statements as of March 31, 2002 and for the three and six month periods then ended, and the related Notes to Condensed Consolidated Financial Statements, as more fully described in Note 2 to the Condensed Consolidated Financial Statements;

•	To amend Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to take into account the effects of the restatement; and

•	To furnish the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on May 15, 2002, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2002	September 30, 2001
	(As Restated)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$112,468	$71,971
Short-term investments	51,571	145,931
Restricted cash	1,014	2,800
Accounts receivable, net	4,464	27,336
Prepaid expenses and other current assets	28,595	35,963

Total current assets	198,112	284,001
Property and equipment, net	38,483	50,353
Long-term investments	74,002	43,109
Restricted cash	29,560	29,771
Other assets	2,326	3,007
Goodwill and other intangible assets, net	576,812	860,043

Total assets	$919,295	$1,270,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,528	$27,395
Accrued compensation and related liabilities	33,597	48,705
Accrued liabilities	45,679	55,128
Restructuring costs	18,546	18,339
Deferred revenue	55,262	65,191
Current portion of other long-term liabilities	250	296

Total current liabilities	168,862	215,054
Restructuring costs, net of current portion	—	12,855
Deferred revenue	107,129	107,055
Other long-term liabilities, net of current portion	7	106

Total liabilities	275,998	335,070

Minority interests	13,536	15,720
Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock	530	520
Additional paid-in capital	4,496,138	4,497,851
Deferred stock-based compensation	(11,675)	(35,496)
Accumulated other comprehensive loss	(6,371)	(1,172)
Accumulated deficit	(3,848,861)	(3,542,209)

Total stockholders’ equity	629,761	919,494

Total liabilities and stockholders’ equity	$919,295	$1,270,284

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues:
License	$25,171	$59,729	$48,298	$178,361
Maintenance and service	32,216	32,048	63,806	73,370

Total revenues	57,387	91,777	112,104	251,731

Cost of revenues:
License	1,794	5,341	2,172	14,027
Maintenance and service (exclusive of stock-based compensation expense of $634 and $1,876 and for the three months ended March 31, 2002 and 2001 and $1,816 and $4,355 for the six months ended March 31, 2002 and 2001, respectively)	10,356	21,025	20,065	43,670

Total cost of revenues	12,150	26,366	22,237	57,697

Gross profit	45,237	65,411	89,867	194,034

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $3,576 and $4,467 for the three months ended March 31, 2002 and 2001 and $2,003 and $12,079 for the six months ended March 31, 2002 and 2001, respectively and exclusive of business partner warrants expense of $5,562 and $534 for the three months ended March 31, 2002 and 2001, and $5,562 and $8,802 for the six months ended March 31, 2002 and 2001, respectively)	21,363	92,975	47,337	176,969
Research and development (exclusive of stock-based compensation expense of $(205) and $2,640 for the three months ended March 31, 2002 and 2001 and $(169) and $5,567 for the six months ended March 31, 2002 and 2001, respectively)	16,261	25,297	31,851	46,086
General and administrative (exclusive of stock-based compensation expense of $1,139 and $9,223 for the three months ended March 31, 2002 and 2001 and $4,804 and $21,398 for the six months ended March 31, 2002 and 2001, respectively)	8,108	17,698	17,649	31,283
Amortization of goodwill and other intangible assets	141,289	324,086	283,218	649,129
Business partner warrants, net	5,562	534	5,562	8,802
Stock-based compensation	5,144	18,206	8,454	43,399
Restructuring and lease abandonment costs	(158)	—	5,484	—
Impairment of goodwill, other intangible assets and equity investments	—	1,431,855	—	1,431,855
Merger related costs	—	4,185	—	4,185

Total operating expenses	197,569	1,914,836	399,555	2,391,708

Loss from operations	(152,332)	(1,849,425)	(309,688)	(2,197,674)
Interest income	1,925	5,693	4,456	11,560
Interest expense	(104)	(122)	(119)	(173)
Other income (expense)	(86)	561	694	(675)

Net loss before income taxes	(150,597)	(1,843,293)	(304,657)	(2,186,962)
Provision (benefit) for income taxes	904	(6,040)	1,995	2,552

Net loss	$(151,501)	$(1,837,253)	$(306,652)	$(2,189,514)

Net loss per share—basic and diluted	$(0.59)	$(7.61)	$(1.19)	$(9.19)

Weighted average shares used in computing net loss per share—basic and diluted	258,748	241,417	257,187	238,351

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31,
	2002	2001
	(As Restated)	(As Restated)
Operating activities:
Net loss	$(306,652)	$(2,189,514)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	(2,157)	21,546
Depreciation and amortization	299,699	660,505
Stock-based compensation	8,454	43,399
Compensation recorded for stockholder contribution	—	10,744
Impairment of equity investments	—	24,385
Impairment of goodwill and other intangible assets	—	1,407,470
Impairment (recovery) of leasehold improvements	(2,182)	—
Business partner warrant expense	5,562	13,944
Minority interests in net loss of consolidated subsidiaries	(781)	(667)
Changes in operating assets and liabilities:
Accounts receivable	25,029	(16,265)
Prepaid expenses and other assets	2,487	(11,071)
Accounts payable	(11,867)	(33,815)
Accrued compensation and related liabilities	(15,108)	9,163
Accrued liabilities	(5,449)	66,930
Restructuring and lease abandonment costs	(12,648)	—
Deferred revenue	(9,855)	6,737

Net cash provided by (used in) operating activities	(25,468)	13,491

Investing activities:
Purchases of property and equipment, net	(2,426)	(59,679)
Sales/purchases of investments, net	61,630	(82,089)
Allocation from (to) restricted cash, net	1,997	(13,060)

Net cash provided by (used in) investing activities	61,201	(154,828)

Financing activities:
Repayments of lease obligations	(145)	(275)
Proceeds from issuance of business partner warrants	—	5,000
Proceeds from issuance of common stock	8,703	28,112
Proceeds from subsidiary stock offering	—	40,000
Repurchase of common stock	(432)	(61)

Net cash provided by financing activities	8,126	72,776

Net increase (decrease) in cash and cash equivalents	43,859	(68,561)
Effect of foreign exchange rate changes	(3,362)	(3,627)

Cash and cash equivalents at beginning of period	71,971	195,241

Cash and cash equivalents at end of period	$112,468	$123,053

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company”), provides software, services and network access to enable corporations to evaluate, manage and reduce the costs associated with running their business. The Company’s products and services are designed to allow customers to streamline their existing procurement processes and expand control over their spend by negotiating better contracts with suppliers. The Company was founded in September 1996 and from that date through March 1997 was in the development stage, conducting research and developing its initial products. In March 1997, the Company began selling its products and related services and currently markets them in the United States, Canada, Europe, Latin America, Asia and Australia primarily through its direct sales force and indirect sales channels.

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared by the management of the Company and reflect all adjustments (all of which are normal and recurring in nature, except for the adjustments described in Note 2 to the extent applicable to the periods presented herein) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s annual report on Form 10-K for the year ended September 30, 2002, filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2003.

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates. For example, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for lease abandonment costs; actual cash flows may differ from estimates used to assess the recoverability of goodwill and other and litigation settlement amounts may differ from estimated amounts. Actual experience in the collection of accounts receivable considered doubtful may differ from estimates used to develop allowances due to changes in the financial condition of customers or the outcomes of collection efforts.

Impairment of long-lived assets

The Company periodically assesses the impairment of long-lived assets, including identifiable intangibles and related goodwill, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company also periodically assesses the impairment of enterprise level goodwill in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in intangible assets; the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and the Company’s market capitalization relative to net book value. When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in its current business model.

Revenue recognition

The Company’s revenue consists of fees for licenses of the Company’s software products, maintenance, hosted services, customer training and consulting. Cost of license revenue primarily includes product, delivery and royalty costs. Cost of maintenance and service revenue primarily includes labor costs for engineers performing implementation services and technical support and training personnel and facilities and equipment costs.

The Company’s Ariba Enterprise Spend Management solutions consist of three component solutions: Ariba Analysis, Ariba Sourcing and Ariba Procurement. Fiscal year 2001 also included significant sales of Ariba Dynamic Trade and Ariba Marketplace products. Ariba Enterprise Sourcing, which was introduced in late fiscal 2001, is derived from Ariba Dynamic Trade and Ariba Sourcing, which are still available as separate products. Ariba Sourcing and Ariba Marketplace are also available as hosted applications.

The Company licenses its products through its direct sales force and indirectly through resellers. The license agreements for the Company’s products do not provide for a right of return, and historically product returns have not been significant. The Company does not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. The products are either purchased under a perpetual license or under a time-based license. Access to the Ariba Supplier Network, formerly known as the Ariba Commerce Services Network, is available to Ariba customers as part of their maintenance agreements for certain products.

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

SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance and support services and professional services, based on the relative fair values of the elements specific to the Company. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

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

Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed, provided VSOE of fair value exists. If the Company provides consulting services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Such contracts typically consist of implementation management services and are generally on a time and materials basis. These arrangements occur infrequently as implementation services are generally not considered essential to the functionality of the Company’s products and are typically managed by third party consultants.

The Company’s customers include certain suppliers from whom, on occasion, the Company has purchased goods or services for the Company’s operations at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated at terms the Company considers to be arm’s-length. To the extent that the fair value of either the software sold or the goods or services purchased in concurrent transactions cannot be reliably determined, revenues are reduced by the cost of the goods or services acquired. As a result, revenues of $7.2 million for the six month period ended March 31, 2001 were not recognized. Revenues for the three month periods ended March 31, 2002 and 2001 and for the six month period ended March 31, 2002 were not affected by such transactions.

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

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2001, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. The Company adopted EITF No. 01-9 in the quarter ended March 31, 2002. EITF No. 01-9 requires that consideration, including warrants, given by a vendor to a customer or a reseller of the vendor’s products be classified in the vendor’s financial statements as a reduction of revenue in certain circumstances. Adoption of EITF No. 01-9 had no effect on the Company’s financial statements for any periods subsequent to September 30, 2001 as there has been no warrant expense requiring such reclassification. In addition, no warrant expense requiring such reclassification is expected in future periods. However, reclassifications have been made to prior year statements of operations to comply with the new requirements. As a result, warrant expense totaling $626,000 and $5.1 million has been reclassified as a reduction of revenues for the quarter and six months ended March 31, 2001, respectively. The total reduction in revenues associated with this reclassification will be $6.3 million and $2.7 million for fiscal 2001 and 2000, or 2% and 1% of total revenues, respectively. The adoption of EITF No. 01-9 did not affect the Company’s net loss, basic and diluted net loss per share, financial position, or cash flows.

Fair value of financial instruments and concentration of credit risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and long-term debt, approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company’s customer base consists of businesses in North America, Europe, Middle East, Asia, Australia and Latin America. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations.

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

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 2—Restatement of Financial Statements

As a result of a review the Company initiated in December 2002, the Company has restated its consolidated financial statements for the fiscal years ended September 30, 2001 and 2000 and for the quarters ended December 31, 1999 through June 30, 2002. Restated condensed consolidated financial statements reflect the following adjustments during the periods presented herein:

During fiscal years 2001 and 2000, Keith Krach, the Company’s chairman and co-founder, was deemed to have contributed $11.1 million and $43,000, respectively, to the Company in connection with a cash payment and chartered air travel services provided by him to Larry Mueller, the Company’s president and chief operating officer at the time of the payments. These amounts have been recorded as capital contributions in accordance with Interpretation No. 1 of APB No. 25 and charged to compensation expense in the Company’s restated condensed consolidated financial statements.

During fiscal year 2000, certain individuals received stock options from target companies shortly before those companies were acquired by the Company. The Company has concluded that it should account for these employee grants as stock-based compensation expense to the Company. In addition, the Company has concluded that a fully vested grant to a consultant should be accounted for as stock-based compensation expense to the Company in accordance with EITF No. 96-18. As a result, additional stock-based compensation expense and a

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduction of goodwill amortization expense have been reflected in the Company’s restated condensed consolidated financial statements. The Company also determined that the fair value of certain unvested stock options granted to several consultants by one of these acquired companies was not considered in the measurement of stock compensation expense as required by EITF No. 96-18, and therefore additional stock-based compensation expense has been reflected in the Company’s restated consolidated financial statements.

The Company identified three license arrangements that it entered into with vendors during fiscal years 2001 and 2000 at or about the same time it incurred obligations to purchase goods or services from those vendors. The Company has concluded that it should record expenditures associated with these obligations as reductions of license revenues received from the customer in accordance with the guidance provided by AICPA Technical Practice Aid No. 5100.46, Non-Monetary Exchanges of Software. The effect of these adjustments, while not affecting net loss in any year, is to decrease revenues by zero and $275,000 for the three months ended March 31, 2002 and 2001, respectively, and $275,000 and $7.2 million for the six months ended March 31, 2002 and 2001, respectively. The Company also determined that the timing of revenue recognition for several license arrangements should be adjusted between periods to comply with the requirements of SOP 97-2. These adjustments primarily relate to accounting for multiple elements under the residual method, and result in the acceleration of revenue in certain cases and the deferral of revenue in others. The net effect of these adjustments is to (increase) decrease revenues by $(195,000) and $(2.0 million) for the three months ended March 31, 2002 and 2001, respectively, and $63,000 and $(4.1 million) for the six months ended March 31, 2002 and 2001, respectively.

In addition, the Company identified several accrued expense items for which it concluded that the amount of the liability, the initial timing of recording the liability, or the timing of releasing the liability should be adjusted to comply with the requirements of SFAS No. 5, Accounting for Contingencies. These items include accruals for payroll taxes, royalties payable, litigation and bonuses and benefits. These accrued expense adjustments, together with expense reductions resulting from the revenue adjustments described above, affected operating expenses.

None of the adjustments described above has any impact on cash balances for any period. However, our consolidated statements of cash flows have been restated to reflect the reclassification of amounts received in connection with business partner warrants from operating activities to financing activities. The effect of these adjustments is to increase net cash used in operating activities by zero and $5.0 million for the six months ended March 31, 2002 and 2001, respectively, and to increase net cash provided by financing activities by zero and $5.0 million for the six months ended March 31, 2002 and 2001, respectively. The following table provides information regarding the effect of these adjustments on net loss for the three and six month periods ended March 31, 2002 and 2001.

Effects on Net Loss—(Increase) Decrease

(in thousands)

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
Expenses paid by significant stockholder and director	$—	$(10.7)	$—	$(10.7)
Stock options issued by acquired companies, net of goodwill amortization offset	3.2	1.0	6.7	(0.4)
Revenue adjustments	0.2	1.7	(0.3)	(3.1)
Other operating expense adjustments	(0.9)	5.9	2.2	7.5

Total effect on net loss—(increase) decrease	$2.5	$(2.1)	$8.6	$(6.7)

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the foregoing factors, the Company’s unaudited condensed consolidated financial statements for the three and six month periods ended March 31, 2002 and 2001 have been restated from amounts previously reported. The accompanying condensed consolidated financial data set forth below presents the Company’s condensed consolidated statements of operations for the three and six month periods ended March 31, 2002 and 2001 and condensed consolidated balance sheet as of March 31, 2002 on a comparative basis showing the amounts as originally reported and as restated.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2002		Three Months Ended March 31, 2001
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
	(in thousands, except per share data)
Revenues:
License(1)(2)(3)	$24,976	$25,171	$57,983	$59,729
Maintenance and service	32,216	32,216	32,048	32,048

Total revenues	57,192	57,387	90,031	91,777

Cost of revenues:
License	1,794	1,794	5,766	5,341
Maintenance and service	10,276	10,356	21,025	21,025

Total cost of revenues(4)	12,070	12,150	26,791	26,366

Gross profit	45,122	45,237	63,240	65,411

Operating expenses:
Sales and marketing(1)(4)(5)	18,956	21,363	79,954	92,975
Research and development(4)	16,192	16,261	25,579	25,297
General and administrative(4)	9,732	8,108	18,772	17,698
Amortization of goodwill and other intangible assets(6)	144,774	141,289	327,571	324,086
Business partner warrants, net(3)	5,562	5,562	538	534
Stock-based compensation(7)	4,860	5,144	15,697	18,206
Restructuring and lease abandonment costs	(158)	(158)	—	—
Impairment of goodwill, other intangible assets and equity investments(4)	—	—	1,433,292	1,431,855
Merger related expenses(1)	—	—	9,185	4,185

Total operating expenses	199,918	197,569	1,910,588	1,914,836

Loss from operations	(154,796)	(152,332)	(1,847,348)	(1,849,425)
Interest income	1,925	1,925	5,693	5,693
Interest expense	(104)	(104)	(122)	(122)
Other income	(86)	(86)	561	561

Net loss before income taxes	(153,061)	(150,597)	(1,841,216)	(1,843,293)
Provision (benefit) for income taxes	904	904	(6,040)	(6,040)

Net loss	$(153,965)	$(151,501)	$(1,835,176)	$(1,837,253)

Net loss per share—basic and diluted	$(0.60)	$(0.59)	$(7.60)	$(7.61)

Weighted average shares used in computing net loss per share—basic and diluted	258,748	258,748	241,417	241,417

(1)	Amounts restated to reflect reduction of revenues and expenses for certain license arrangements with service providers.
(2)	Amounts restated to reflect adjustments to timing of revenue recognition.
(3)	Amounts restated to reflect the effect of revenue adjustments on reclassification of warrant expenses pursuant to EITF No. 01-09.
(4)	Amounts restated to reflect adjustments to accrued expenses.
(5)	Amounts restated to reflect compensation paid by significant stockholder and director to former executive.
(6)	Amounts restated to reflect reduction of amortization of goodwill.
(7)	Amounts restated to reflect additional stock-based compensation expense.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

(unaudited)

	Six Months Ended March 31, 2002		Six Months Ended March 31, 2001
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
	(in thousands, except per share data)
Revenues:
License(1)(2)(3)	$48,636	$48,298	$181,431	$178,361
Maintenance and service	63,806	63,806	73,370	73,370

Total revenues	112,442	112,104	254,801	251,731

Cost of revenues:
License	2,172	2,172	14,452	14,027
Maintenance and service	19,985	20,065	43,670	43,670

Total cost of revenues(4)	22,157	22,237	58,122	57,697

Gross profit	90,285	89,867	196,679	194,034

Operating expenses:
Sales and marketing(1)(4)(5)	47,090	47,337	163,642	176,969
Research and development(4)	31,800	31,851	46,368	46,086
General and administrative(4)	20,213	17,649	35,167	31,283
Amortization of goodwill and other intangible assets(6)	290,188	283,218	656,099	649,129
Business partner warrants, net(3)	5,562	5,562	7,858	8,802
Stock-based compensation(7)	8,228	8,454	36,028	43,399
Restructuring and lease abandonment costs	5,484	5,484	—	—
Impairment of goodwill and other intangible assets and equity investments(4)	—	—	1,433,292	1,431,855
Merger related expenses(1)	—	—	9,185	4,185

Total operating expenses	408,565	399,555	2,387,639	2,391,708

Loss from operations	(318,280)	(309,688)	(2,190,960)	(2,197,674)
Interest income	4,456	4,456	11,560	11,560
Interest expense	(119)	(119)	(173)	(173)
Other income	694	694	(675)	(675)

Net loss before income taxes	(313,249)	(304,657)	(2,180,248)	(2,186,962)
Provision for income taxes	1,995	1,995	2,552	2,552

Net loss	$(315,244)	$(306,652)	$(2,182,800)	$(2,189,514)

Net loss per share—basic and diluted	$(1.23)	$(1.19)	$(9.16)	$(9.19)

Weighted average shares used in computing net loss per share—basic and diluted	257,187	257,187	238,351	238,351

(1)	Amounts restated to reflect reduction of revenues and expenses for certain license arrangements with service providers.
(2)	Amounts restated to reflect adjustments to timing of revenue recognition.
(3)	Amounts restated to reflect the effect of revenue adjustments on reclassification of warrant expenses pursuant to EITF No. 01-09.
(4)	Amounts restated to reflect adjustments to accrued expenses.
(5)	Amounts restated to reflect compensation paid by significant stockholder and director to former executive.
(6)	Amounts restated to reflect reduction of amortization of goodwill.
(7)	Amounts restated to reflect additional stock-based compensation expense.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

(in thousands)

	As of March 31, 2002
	(As Reported)	(As Restated)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$112,468	$112,468
Short-term investments	51,571	51,571
Restricted cash	1,014	1,014
Accounts receivable, net	4,464	4,464
Prepaid expenses and other current assets	28,595	28,595

Total current assets	198,112	198,112
Property and equipment, net	38,483	38,483
Long-term investments	74,002	74,002
Restricted cash	29,560	29,560
Other assets	2,326	2,326
Goodwill and other intangible assets, net(1)	587,605	576,812

Total assets	$930,088	$919,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,528	$15,528
Accrued compensation and related liabilities(2)	39,366	33,597
Accrued liabilities(2)	49,493	45,679
Restructuring costs	18,546	18,546
Deferred revenue(3)	58,866	55,262
Other long-term liabilities, net of current portion	250	250

Total current liabilities	182,049	168,862
Deferred revenue	107,129	107,129
Other long-term liabilities, net of current portion	7	7

Total liabilities	289,185	275,998

Minority interests	13,536	13,536

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock	530	530
Additional paid-in capital(4)(5)	4,477,312	4,496,138
Deferred stock-based compensation(4)	(10,482)	(11,675)
Accumulated other comprehensive loss	(6,371)	(6,371)
Accumulated deficit	(3,833,622)	(3,848,861)

Total stockholders’ equity	627,367	629,761

Total liabilities and stockholders’ equity	$930,088	$919,295

(1)	Amounts restated to properly reflect allocation of TradingDynamics purchase price by reducing goodwill.
(2)	Amounts restated to reflect adjustments to accrued expenses.
(3)	Amounts restated to reflect adjustments to timing of revenue recognition.
(4)	Amounts restated to reflect adjustments to reflect additional stock-based compensation.
(5)	Amounts restated to reflect compensation paid by significant stockholder and director to a former executive.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2002	September 30, 2001
	(As Restated)	(As Restated)
Goodwill	$865,275	$865,278
Assembled workforce	11,127	11,127
Covenants not-to-compete	1,300	1,300
Core technology	17,392	17,392
Intellectual property agreement	786,929	786,929
Business partner warrants	—	11

	1,682,023	1,682,037
Less: accumulated amortization	(1,105,211)	(821,994)

Goodwill and other intangible assets, net	$576,812	$860,043

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

As of March 31, 2002, the Company had $576.8 million of goodwill and other intangible assets relating to the acquisitions of TradingDynamics, Tradex and SupplierMarket and an intellectual property purchase agreement after giving effect to previous amortization and impairment charges. Amortization of goodwill and other intangible assets was $141.3 million and $324.1 million for the quarters ended March 31, 2002 and 2001, respectively.

Note 4—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California as the Company’s headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are approximately $2.2 million and will escalate annually with the total future minimum lease payments amounting to $354.1 million over the lease term. The Company also contributed $80.0 million towards leasehold improvement costs of the facility and for the purchase of equipment and furniture, which was paid in full as of December 31, 2001, of which approximately $49.2 million was written down in connection with the abandonment of excess facilities. As part of this agreement, the Company is required to hold certificates of deposit totaling $25.7 million as a form of security through fiscal year 2013 which is classified as restricted cash on the condensed consolidated balance sheets. In the quarter ended March 31, 2002, a certificate of deposit totaling $2.2 million as a security deposit for the Company’s headquarters was released.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 5—Minority Interests in Subsidiaries

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

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Information regarding revenue for the three and six month periods ended March 31, 2002 and 2001, and information regarding long-lived assets in geographic areas as of March 31, 2002 and September 30, 2001, are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues:
United States	$37,830	$67,667	$76,720	$182,066
International	19,557	24,110	35,384	69,665

Total	$57,387	$91,777	$112,104	$251,731

Approximately 11% of total revenues for the three months ended March 31, 2002 were from a single customer and a related party.

	March 31, 2002	September 30, 2001
	(As Restated)	(As Restated)
Long-Lived Assets:
United States	$612,418	$905,588
International	3,865	6,477

Total	$616,283	$912,065

Revenues are attributed to countries based on the location of the Company’s customers. The Company’s international revenues were derived from sales in Europe, Asia, Australia and Latin America. The Company had net liabilities of $56.2 million in its international locations as of March 31, 2002.

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

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2000, the Company entered into an agreement with a third party as part of the Company’s vertical industry strategy to obtain a major partner in the financial services industry. In connection with the agreement, the Company issued warrants to purchase up to 6,776,000 shares of the Company’s common stock at an exercise price based on the ten-day average of the Company’s stock price prior to the vesting date. Upon signing of this agreement, 1,936,000 shares of the Company’s common stock with a fair value of $56.2 million were immediately vested. The agreement provided that the Company would receive $25.0 million in guaranteed gainshare to be paid over a period of two years which the Company determined to represent payment for the vested warrants. Accordingly, $31.2 million representing the fair value of the vested warrants less the guaranteed gainshare was recorded as an intangible asset to be amortized over the three year term of the agreement. During the third quarter of fiscal 2001, the Company determined that the carrying value of the intangible asset was impaired and wrote off the remaining net book value with a $17.7 million charge to business partner warrant

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense. The guaranteed gainshare of $25.0 million was recorded as a receivable in “Other Current Assets” and as of December 31, 2001, $20.0 million remained outstanding. During the quarter ended March 31, 2002, this receivable’s outstanding balance of $20.0 million was settled for $15.0 million cash which was received in April 2002 and the cancellation of the remaining unvested warrants to purchase 4,840,000 shares of the Company’s common stock. As a result, the Company recorded a charge of $5.6 million representing the uncollected receivable and related settlement costs as business partner warrant expense in the quarter ended March 31, 2002. A total of $5.4 million of business partner warrant expense was recorded for the six months ended March 31, 2001, of which $2.4 million has been recorded as a reduction of revenues in accordance with EITF No. 01-9. See note 1 of condensed consolidated financial statements for additional information.

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

The Company has recorded deferred stock-based compensation totaling approximately $191.7 million from inception through December 31, 2001. Of this amount, $38.4 million related to the issuance of stock options prior to the Company’s initial public offering in June 1999 and $71.0 million and $124.6 million related to the acquisitions of TradingDynamics and SupplierMarket, each consummated in fiscal year 2000, respectively. These amounts are amortized in accordance with FASB Interpretation No. 28 over the vesting period of the individual options and restricted common stock, generally between two to four years. During the three months ended March 31, 2002 and 2001, the Company recorded $5.1 million and $18.2 million of stock-based compensation, respectively. During the six months ended March 31, 2002 and 2001, the Company recorded $8.5 million and $43.4 million of stock-based compensation, respectively.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As disclosed in Note 2 of Notes to Condensed Consolidated Financial Statements, certain individuals received stock options from companies acquired by the Company. The total intrinsic value and fair value for the options granted was $71.0 million and $40.5 million, respectively. The intrinsic value of these options was recorded as deferred stock-based compensation and is being amortized over the four year vesting period using an accelerated method consistent with FIN 28. The stock-based compensation expense recorded for these options, net of the effect of cancellations, was $284,000 and $226,000 for the three and six month periods ended March 31, 2002, respectively, and $3.0 million and $8.8 million for the three and six month periods ended March 31, 2001, respectively. In addition, certain consultants to these companies received options that vested based on providing services to the Company. There was no compensation expense or benefit recorded for these options for the three and six month periods ended March 31, 2002. The compensation benefit recorded for these options was $516,000 and $1.5 million for the three and six month periods ended March 31, 2001, respectively.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net loss	$(151,501)	$(1,837,253)	$(306,652)	$(2,189,514)
Unrealized gain (loss) on securities	(1,036)	(255)	(1,837)	287
Foreign currency translation adjustments	(137)	(2,714)	(3,362)	(3,627)

Comprehensive loss	$(152,674)	$(1,840,222)	$(311,851)	$(2,192,854)

The income tax effects related to unrealized gains (losses) on securities and foreign currency translation adjustments are not considered material.

The components of accumulated other comprehensive loss as of March 31, 2002 and September 30, 2001 are as follows (in thousands):

	March 31, 2002	September 30, 2001
Unrealized gain (loss) on securities	$(398)	$1,439
Foreign currency translation adjustments	(5,973)	(2,611)

Accumulated other comprehensive loss	$(6,371)	$(1,172)

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net loss	$(151,501)	$(1,837,253)	$(306,652)	$(2,189,514)

Weighted-average common shares outstanding	263,955	252,876	262,829	251,232
Less: Weighted-average common shares subject to repurchase	(5,207)	(8,293)	(5,642)	(8,973)
Less: Weighted-average shares held in escrow related to acquisitions	—	(3,166)	—	(3,908)

Weighted-average common shares used in computing basic and diluted net loss per common share	258,748	241,417	257,187	238,351

Basic and diluted net loss per common share	$(0.59)	$(7.61)	$(1.19)	$(9.19)

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

Note 9—Income Taxes

The Company incurred operating losses for the three and six month periods ended March 31, 2002 and 2001. The Company has recorded a valuation allowance for the full amount of its net deferred tax assets, as sufficient uncertainty exists that it is more likely than not that the deferred tax assets would not be realized. During the quarter ended March 31, 2002, the Company incurred income tax expense of $904,000 primarily attributable to its international operations. For the quarter ended March 31, 2001, the Company recorded an income tax benefit of $6.0 million primarily to reverse tax expense accrued in the previous quarter for projected taxable income that did not materialize. For the six month periods ended March 31, 2002 and 2001, the Company incurred income tax expense of $2.0 million and $2.6 million, respectively, primarily attributable to its international operations.

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

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During February 2001, Keith Krach, the Company’s chairman and co-founder, was deemed to have contributed $4.0 million to the Company in connection with a loan of $4.0 million in cash by an entity controlled by him to Robert Calderoni in connection with his hiring as the Company’s chief financial officer. Because the Company is not the beneficiary of the loan and would not receive any cash upon repayment of the loan, the Company recorded the principal amount of this loan as compensation expense in the quarter ended March 31, 2001. The loan, along with accrued interest, is expected to be forgiven in annual installments over four years, conditioned on Mr. Calderoni’s continued employment with the Company. The Company has entered into an agreement with Mr. Calderoni pursuant to which he is entitled to receive annual cash payments from the Company to compensate him for income tax incurred as a result of such forgiveness and payments. As a result, the Company incurred an additional $4.5 million in compensation expense during the six months ended March 31, 2001. In addition, during the six months ended March 31, 2001, Mr. Krach was deemed to have contributed $10.7 million to the Company in connection with a cash payment and chartered air travel services provided by him to Larry Mueller, the Company’s president and chief operating officer at the time of the payment. These amounts have been recorded as capital contributions in accordance with Interpretation No. 1 of APB No. 25 and charged to compensation expense within sales and marketing in the Company’s restated condensed consolidated financial statements as of and for the six months ended March 31, 2001.

The Company entered into an agreement with an executive officer in October 2001 which provides for an unsecured loan from the Company in the amount of $1.5 million. The principal amount of the loan becomes payable in full immediately after the individual’s employment with the Company terminates for any reason other than a termination by the Company without cause. Further, the agreement provides that the loan will be forgiven over three years based on continued service. The Company recorded the principal amount of this loan as operating expense in fiscal year 2002 based upon its assessment that recoverability of the loan in the event of the employee’s termination prior to the expiration of the related forgiveness period was remote.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading “Risk Factors” and the risks discussed in our other Securities Exchange Commission (“SEC”) filings, including our annual report on Form 10-K for the year ended September 30, 2002 filed with the SEC on April 10, 2003.

Recent Event

As a result of a review we initiated in December 2002, we have restated our consolidated financial statements for the fiscal years ended September 30, 2000 and 2001 and for the quarters ended December 31, 1999 through June 30, 2002.

As discussed below, although adjustments vary significantly by period in some cases, the cumulative net effect of the adjustments is to increase our accumulated deficit at March 31, 2002 by $15.2 million to $3.849 billion. None of these adjustments has any impact on our cash balances for any period. However, our consolidated statements of cash flows have been restated to reflect the reclassification of amounts received in connection with business partner warrants from operating activities to financing activities. The effect of these adjustments is to increase net cash used in operating activities by zero and $5.0 million for the six months ended March 31, 2002 and 2001, respectively, and to increase net cash provided by financing activities by zero and $5.0 million for the six months ended March 31, 2002 and 2001, respectively. The following table provides additional information regarding these adjustments as they affect the three and six month periods ended March 2001 and 2002.

Effects on Net Loss—(Increase) Decrease

(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2002	2001	2002
Expenses paid by significant stockholder and director	$(10.7)	$—	$(10.7)	$—
Stock options issued by acquired companies, net of goodwill amortization offset	1.0	3.2	(0.4)	6.7
Revenue adjustments	1.7	0.2	(3.1)	(0.3)
Other operating expense adjustments	5.9	(0.9)	7.5	2.2

Total effect on net loss—(increase) decrease	$(2.1)	$2.5	$(6.7)	$8.6

See Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the effect of these adjustments.

The following discussion addresses each of these items:

Expenses paid by significant stockholder and director.    As previously announced, the review initially focused on a $10 million payment in March 2001 from Keith Krach, our chairman and co-founder to Larry Mueller, our president and chief operating officer at the time, and Mr. Krach’s payment of $1.2 million for chartered air services provided to Mr. Mueller over the period from September 2000 through July 2001. Because no company funds were used in these transactions and there was no commitment to or from us, Ariba originally viewed these payments as personal. As previously announced, we have now concluded that, for accounting purposes, we should treat these transactions as if they were capital contributions from Mr. Krach which were then expensed by Ariba as compensation to Mr. Mueller. Accordingly, our restated condensed consolidated financial statements reflect non-cash charges to operating expenses in connection with these transactions.

Stock options issued by acquired companies.    As previously announced, we also reviewed our accounting for stock options issued by companies we acquired in fiscal year 2000. We determined that certain stock options granted by these acquired companies to a limited number of individuals shortly before those acquisitions should be accounted for as stock-based compensation expense, rather than be included as part of the purchase price of these companies and amortized as goodwill. As a result, our restated condensed consolidated financial statements reflect an increase in non-cash stock-based compensation expense and a reduction of goodwill amortization expense. We also determined that the fair value of certain unvested stock options granted by one of these companies to several consultants was not included in the measurement of stock compensation expense as required by EITF No. 96-18, and therefore additional stock-based compensation expense has been reflected in the Company’s restated condensed consolidated financial statements.

We also reviewed our accounting policies and their application to various additional items and identified a number of transactions in which our accounting policies had not been consistently or appropriately applied. We have included the adjustments described below for these items in our restated consolidated financial statements.

Revenue adjustments.    We identified three license arrangements that we entered into with vendors during fiscal years 2001 and 2000 at or about the same time we incurred obligations to purchase goods or services from those vendors. We have concluded that we should record expenditures associated with our obligations as reductions of license revenues received from the customer. The effect of these adjustments, while not affecting cumulative net loss, is to decrease revenues by $275,000 and zero for the three months ended March 31, 2001 and 2002, respectively, and $7.2 million and $275,000 for the six months ended March 31, 2001 and 2002, respectively. We also determined that the timing of revenue recognition for several license arrangements should be adjusted between periods, which adjustments result in the acceleration of revenue in certain cases and the deferral of revenue in others. The net effect of these adjustments is to (increase) decrease revenues by $(2.0 million) and $(195,000) for the three months ended March 31, 2001 and 2002, respectively, and $(4.1 million) and $63,000 for the six months ended March 31, 2001 and 2002, respectively.

Other operating expense adjustments.    In addition, we identified several accrued expense items for which we concluded that the amount of the liability, the initial timing of recording the liability, or the timing of releasing the liability should be adjusted. These items include accruals for payroll taxes, royalties payable, litigation and bonuses and benefits. These accrued expense adjustments, together with expense reductions resulting from the revenue adjustments described above, affected operating expenses.

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

We were incorporated in Delaware in September 1996 and from that date through March 1997 were in the development stage, conducting research and developing our initial products. In March 1997, we began selling our products and related services and currently market them in the United States, Latin America, Europe, Canada, Asia and Australia primarily through our direct sales force and to a lesser extent through indirect sales channels.

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

We have incurred significant losses since inception. As of March 31, 2002, we had an accumulated deficit of $3.8 billion, including cumulative charges for the amortization of goodwill and other intangible assets totaling $1.9 billion, impairment of goodwill and other intangible assets totaling $1.4 billion, amortization of stock-based compensation totaling $126.7 million and business partner warrant expense totaling $68.9 million, of which approximately $9.0 million has been reclassified as a reduction of revenues due to the adoption of EITF No. 01-9.

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

Application of Critical Accounting Policies and Estimates

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the condensed consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our condensed consolidated financial statements, areas that are particularly significant include revenue recognition policies, provision for doubtful accounts, the assessment of recoverability of goodwill and other intangible assets and restructuring reserves for abandoned operating leases. These policies and our practices related to these policies are described below and in note 1 of the accompanying condensed consolidated financial statements.

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

SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance and support services and professional services, based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

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

Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed, provided that VSOE of fair value exists for the services. If we provide consulting services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Such contracts typically consist of implementation management services and are generally on a time and materials basis. These arrangements occur infrequently as implementation services are generally not considered essential to the functionality of our products and are typically managed by third party consultants.

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

Our customers include certain suppliers from whom, on occasion, we have purchased goods or services for our operations at or about the same time we have licensed our software to these organizations. These transactions are separately negotiated and recorded at terms we consider to be arm’s-length. To the extent that the fair value of either the software sold or the goods or services purchased in concurrent transactions cannot be reliably determined, revenues are reduced by the cost of the goods or services acquired. As a result, revenues of zero and $275,000 for the three months ended March 31, 2002 and 2001, respectively, and $275,000 and $7.2 million for the six months ended March 31, 2002 and 2001, respectively, were not recognized.

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

Stock Option Exchange Program

On February 8, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, Ariba employees were given the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date, at least six months and a day from the cancellation date, which was May 14, 2001. Under the exchange program, options for 12.7 million shares of our common stock were tendered and cancelled. On December 3, 2001, the grant of replacement options to participating employees was approved resulting in the issuance of options for approximately 7.8 million shares of common stock. Each participating employee received, for each option included in the exchange, a one-for-one replacement option. The exercise price of each replacement option is $4.02 per share, which was the fair market value of our common stock on December 3, 2001. The replacement options have terms and conditions that are substantially the same as those of the canceled options. In the quarter ended March 31, 2001, the Company recorded zero expense pursuant to the stock option exchange program. Members of our Board of Directors and our officers and senior executives did not participate in this program.

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

Results of Operations

The following table sets forth statements of operations data for the periods indicated (in thousands, except per share data). The data has been derived from the restated unaudited condensed consolidated financial statements contained in this Form 10-Q/A which, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments (except for the restatement adjustments described under “Recent Event” to the extent applicable to the periods presented herein) necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the fiscal year ended September 30, 2002 filed with the SEC on April 10, 2003 .

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
	(As Restated)(1)		(As Restated)(1)
Revenues:
License	$25,171	$59,729	$48,298	$178,361
Maintenance and service	32,216	32,048	63,806	73,370

Total revenues	57,387	91,777	112,104	251,731

Cost of revenues:
License	1,794	5,341	2,172	14,027
Maintenance and service (exclusive of stock-based compensation expense of $634 and $1,876 and for the three months ended March 31, 2002 and 2001 and $1,816 and $4,355 for the six months ended March 31, 2002 and 2001, respectively)	10,356	21,025	20,065	43,670

Total cost of revenues	12,150	26,366	22,237	57,697

Gross profit	45,237	65,411	89,867	194,034

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $3,576 and $4,467 for the three months ended March 31, 2002 and 2001 and $2,003 and $12,079 for the six months ended March 31, 2002 and 2001, respectively and exclusive of business partner warrants expense of $5,562 and $534 for the three months ended March 31, 2002 and 2001, and $5,562 and $8,802 for the six months ended March 31, 2002 and 2001, respectively)	21,363	92,975	47,337	176,969
Research and development (exclusive of stock-based compensation expense of $(205) and $2,640 for the three months ended March 31, 2002 and 2001 and $(169) and $5,567 for the six months ended March 31, 2002 and 2001, respectively)	16,261	25,297	31,851	46,086
General and administrative (exclusive of stock-based compensation expense of $1,139 and $9,223 for the three months ended March 31, 2002 and 2001 and $4,804 and $21,398 for the six months ended March 31, 2002 and 2001, respectively)	8,108	17,698	17,649	31,283
Amortization of goodwill and other intangible assets	141,289	324,086	283,218	649,129
Business partner warrants, net	5,562	534	5,562	8,802
Stock-based compensation	5,144	18,206	8,454	43,399
Restructuring and lease abandonment costs	(158)	—	5,484	—
Impairment of goodwill, other intangible assets and equity investments	—	1,431,855	—	1,431,855
Merger related costs	—	4,185	—	4,185

Total operating expenses	197,569	1,914,836	399,555	2,391,708

Loss from operations	(152,332)	(1,849,425)	(309,688)	(2,197,674)
Interest income	1,925	5,693	4,456	11,560
Interest expense	(104)	(122)	(119)	(173)
Other income (expense)	(86)	561	694	(675)

Net loss before income taxes	(150,597)	(1,843,293)	(304,657)	(2,186,962)
Provision (benefit) for income taxes	904	(6,040)	1,995	2,552

Net loss	$(151,501)	$(1,837,253)	$(306,652)	$(2,189,514)

Net loss per share—basic and diluted	$(0.59)	$(7.61)	$(1.19)	$(9.19)

Weighted average shares used in computing net loss per share—basic and diluted	258,748	241,417	257,187	238,351

(1)	See Note 2 to Notes to Condensed Consolidated Financial Statements.

Comparison of the Three and Six Months Ended March 31, 2002 and 2001

Revenues

License

License revenues for the three months ended March 31, 2002 were $25.2 million, a 58% decrease from license revenues of $59.7 million for the quarter ended March 31, 2001. License revenues for the six months ended March 31, 2002 were $48.3 million, a 73% decrease from license revenues of $178.4 million for the six months ended March 31, 2001. These decreases are primarily attributable to the reduced number of license sales, a different product mix and lower selling prices attributable to fewer large licensing deals in the quarter and six months ended March 31, 2002 reflecting the economic slowdown and the significant decline in information technology spending. We expect the economic slowdown to continue to adversely impact our license business growth opportunity for the next few quarters and perhaps significantly longer.

The revenue adjustments described in “Recent Event” caused license revenues for the three month periods ended March 31, 2002 and 2001 to increase by $195,000 and $1.7 million, respectively and for the six month periods ended March 31, 2002 and 2001 to decrease by $338,000 and $3.1 million, respectively.

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

Cost of Revenues

License

Cost of license revenues for the quarter ended March 31, 2002 were $1.8 million, a 66% decrease from cost of license revenues of $5.3 million for the quarter ended March 31, 2001. Cost of license revenues for the six months ended March 31, 2002 were $2.2 million, an 85% decrease from cost of license revenues of $14.0 million for the six months ended March 31, 2001. The decrease is primarily related to a reduction in product costs associated with major upgrade introductions of our products, reduced royalties payable to third parties for integrated technology and lower co-sale fees due to the reduced number of certain alliance partner deals.

Maintenance and service

Cost of maintenance and service revenues for the quarter ended March 31, 2002 were $10.4 million, a 51% decrease from cost of license revenues of $21.0 million for the quarter ended March 31, 2001. Cost of maintenance and service revenues for the six months ended March 31, 2002 were $20.1 million, a 54% decrease from cost of license revenues of $43.7 million for the six months ended March 31, 2001. The decrease is primarily attributable to reduced license sales resulting in decreased utilization of internal consultants related to implementations, customer support and training costs, a reduction in product costs associated with major upgrade introductions of our products and, to a lesser extent, a decrease in headcount.

Operating Expenses

Sales and marketing

Sales and marketing expenses for the quarter ended March 31, 2002 were $21.4 million, a 77% decrease from sales and marketing expenses of $93.0 million for the quarter ended March 31, 2001. Sales and marketing expenses for the six months ended March 31, 2002 were $47.3 million, a 73% decrease from sales and marketing expenses of $177.0 million for the six months ended March 31, 2001. The decrease is primarily attributable to a decrease in compensation and benefits for worldwide sales and marketing personnel due to the reductions in force in fiscal 2001 and the quarter ended December 31, 2001, a decrease in company-wide bonuses and sales commissions due to a decline in overall sales activity, a reduction in fees paid to outside professional service providers, a reduction in our marketing programs for tradeshows and customer advisory council meetings, a decrease in our provision for doubtful accounts and, to a lesser extent, reduced overhead. Although the restructuring of our operations over the three quarters ended December 31, 2001 reduced our sales and marketing expenses for the current quarter, these expenses may increase over the longer term. The adjustments described in “Recent Event” relating to compensation paid by a significant stockholder and director to a former executive increased sales and marketing expense for each of the three and six month periods ended March 31, 2001 by $10.7 million, respectively.

Research and development

Research and development expenses for the quarter ended March 31, 2002 were $16.3 million, a decrease of 36% from research and development expenses of $25.3 million for the quarter ended March 31, 2001. Research and development expenses for the six months ended March 31, 2002 were $31.9 million, a decrease of 31% from research and development expenses of $46.1 million for the six months ended March 31, 2001. The decrease is primarily attributable to a decrease in compensation and benefits for research and development personnel due to the reductions in force in fiscal 2001 and the quarter ended December 31, 2001, a decrease in localization of our software and, to a lesser extent, reduced overhead. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. Although the restructuring of our operations over the three quarters ended December 31, 2001 reduced our research and development personnel expenses for the current quarter, these expenses may increase over the longer term.

General and administrative

General and administrative expenses for the quarter ended March 31, 2002 were $8.1 million, a decrease of 54% from general and administrative expenses of $17.7 million for the quarter ended March 31, 2001. General and administrative expenses for the six months ended March 31, 2002 were $17.6 million, a decrease of 44% from general and administrative expenses of $31.3 million for the six months ended March 31, 2001. The decrease is primarily attributable to a decrease in compensation and benefits for finance, accounting, legal, human resources and information technology support personnel due to the reductions in force in fiscal 2001 and the quarter ended December 31, 2001 and, to a lesser extent, reduced overhead. Although the restructuring of our operations over the three quarters ended December 31, 2001 reduced our general and administrative expenses for the current quarter, these expenses may increase over the longer term.

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

The total amortization of goodwill and other intangible assets was $141.3 million and $324.1 million for the quarters ended March 31, 2002 and 2001, respectively. Total amortization of goodwill and other intangible assets was $283.2 million and $649.1 million for the six months ended March 31, 2002 and 2001, respectively. The adjustments to goodwill described in “Recent Event” caused goodwill amortization expense to decrease by $3.5 million and $7.0 million for the three and six month periods ended both March 31, 2002 and 2001, respectively.

We anticipate that the unamortized balance of $576.8 million of goodwill and other intangible assets associated with acquisitions and strategic relationships will be amortized on a straight-line basis over their total expected useful lives ranging from two to three years, subject to certain effects of the new accounting pronouncements described below under Recent Accounting Pronouncements.

Business partner warrants

In the past, we have issued warrants for the purchase of our common stock to certain business partners which vested either immediately or vested contingently upon the achievement of certain milestones related to targeted revenue. For the quarters ended March 31, 2002 and 2001, we recognized business partner warrant expenses associated with these warrants totaling $5.6 million and $534,000, respectively. For the six months ended March 31, 2002 and 2001, we recognized business partner warrant expense associated with these warrants totaling $5.6 million and $8.8 million, respectively. Related to the business partner warrant expense for the quarter and six months ended March 31, 2001, $626,000 and $5.1 million has been recorded as a reduction of revenues in accordance with EITF No. 01-9, respectively. See notes 1 and 7 of condensed consolidated financial statements for additional information.

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

In April 2000, we entered into an agreement with a third party as part of our vertical industry strategy to obtain a major partner in the financial services industry. In connection with the agreement, we issued warrants to purchase up to 6,776,000 shares of our common stock at an exercise price based on the ten-day average of our stock price prior to the vesting date. Upon signing of this agreement, 1,936,000 shares of our common stock with a fair value of $56.2 million were immediately vested. The agreement provided that we would receive $25.0 million in guaranteed gainshare to be paid over a period of two years which we determined to represent payment for the vested warrants rather than revenue. Accordingly, $31.2 million representing the fair value of the vested warrants less the guaranteed gainshare was recorded as an intangible asset related to the strategic relationship to be amortized over the three year term of the agreement. During the third quarter of fiscal 2001, we determined that the carrying value of the intangible asset was impaired and wrote off the remaining net book value with a $17.7 million charge to business partner warrant expense. The guaranteed gainshare of $25.0 million was recorded as a receivable in “Other Current Assets” and as of December 31, 2001, $20.0 million remained outstanding. During the quarter ended March 31, 2002, this receivable’s outstanding balance of $20.0 million was settled for $15.0 million cash which was received in April 2002 and the cancellation of the remaining unvested warrants to purchase 4,840,000 shares of our common stock. As a result, we recorded a charge of $5.6 million representing the uncollected receivable and related settlement costs as business partner warrant expense in the quarter ended March 31, 2002. A total of $5.4 million of business partner warrant expense was recorded for the six months ended March 31, 2001, of which $2.4 million has been recorded as a reduction of revenues in accordance with EITF No. 01-9.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
	(As Restated)(1)		(As Restated)(1)
Cost of revenues	$634	$1,876	$1,816	$4,355
Sales and marketing	3,576	4,467	2,003	12,079
Research and development	(205)	2,640	(169)	5,567
General and administrative	1,139	9,223	4,804	21,398

Total	$5,144	$18,206	$8,454	$43,399

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements.

Our changes in the accounting for certain stock options issued by acquired companies caused stock-based compensation expense, net of the effect of cancellations, to increase by $284,000 and $2.5 million for the three months ended March 31, 2002 and 2001, respectively, and to increase by $226,000 and $7.4 million for the six months ended March 31, 2002 and 2001, respectively. See “Recent Event.”

As of March 31, 2002, we had an aggregate of approximately $11.7 million of deferred stock-based compensation remaining to be amortized.

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

There has been no impairment charge related to goodwill, other intangible assets or equity investments during the six months ended March 31, 2002.

Merger related costs

On January 29, 2001, we signed a definitive agreement to acquire Agile Software Corporation (“Agile”), a provider of collaborative commerce solutions. However, Ariba and Agile mutually agreed to terminate their proposed merger without payment of any termination fees due to the existing challenging economic and market conditions. We incurred merger related costs totaling $4.2 million related to financial advisor and other professional fees which were all expensed during the quarter ended March 31, 2001. Our revenue and operating expense adjustments described in “Recent Event” reduced previously reported merger related costs by $5.0 million for the three and six month periods ended June 30, 2001.

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

Provision for income taxes

We incurred operating losses for the three and six month periods ended March 31, 2002 and March 31, 2001. We have recorded a valuation allowance for the full amount of the net deferred tax assets, as sufficient uncertainty exists that it is more likely than not that the deferred tax assets would not be realized. During the quarter ended March 31, 2002, we incurred income tax expense of $904,000 primarily attributable to our international operations. For the quarter ended March 31, 2001, we recorded an income tax benefit of

$6.0 million primarily to reverse tax expense accrued in the previous quarter for projected taxable income that did not materialize. For the six month periods ended March 31, 2002 and 2001, we incurred income tax expense of $2.0 million and $2.6 million, respectively, primarily attributable to our international operations.

Liquidity and Capital Resources

As of March 31, 2002, we had $164.0 million in cash, cash equivalents and short-term investments, $74.0 million in long-term investments and $30.6 million in restricted cash, for total cash and investments of $268.6 million and $29.3 million in working capital.

As a result of the adjustments described in “Recent Event,” our condensed consolidated statements of cash flows have been restated to reflect the reclassification of amounts received in connection with business partner warrants from operating activities to financing activities. The effect of these adjustments is to increase net cash used in operating activities by zero and $5.0 million for the six months ended March 31, 2002 and 2001, respectively, and to increase net cash provided by financing activities by zero and $5.0 million for the six months ended March 31, 2002 and 2001, respectively.

Net cash used in operating activities was approximately $25.5 million for the six months ended March 31, 2002, compared to $13.5 million of net cash provided by operating activities for the six months ended March 31, 2001. Net cash used in operating activities for the six months ended March 31, 2002 is primarily attributable to decreases in accounts payable, accrued compensation and related liabilities, accrued liabilities, accrued restructuring and lease abandonment costs and deferred revenue. These cash flows used in operating activities were partially offset by decreases in accounts receivable and, to a lesser extent, prepaid expenses and other current assets.

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

Net cash provided by financing activities was approximately $8.1 million for the six months ended March 31, 2002 compared to $72.8 million of net cash provided by financing activities for the six months ended March 31, 2001. Net cash provided by financing activities for the six months ended March 31, 2002 is primarily from the proceeds from the issuance of business partner warrants and the exercise of stock options offset by the repurchase of our common stock.

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

Recent Accounting Pronouncements

In November 2001, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. We adopted EITF No. 01-9 in the quarter ended March 31, 2002. EITF No. 01-9 requires that consideration, including warrants, given by a vendor to a customer or a reseller of the vendor’s products be classified in the vendor’s financial statements as a reduction of revenue in certain circumstances. Adoption of EITF No. 01-9 had no effect on our consolidated financial statements for any periods subsequent to September 30, 2001 as there has been no warrant expense requiring such reclassification. In addition, no warrant expense requiring such reclassification is expected in future periods. However, reclassifications have been made to prior year statements of operations to comply with the new requirements. As a result, warrant expense totaling $626,000 and $5.1 million has been reclassified as a reduction of revenues for the quarter and six months ended March 31, 2001, respectively. The total reduction in revenues associated with this reclassification will be $6.3 million and $2.7 million for fiscal 2001 and 2000, or 2% and 1% of total revenues, respectively. The adoption of EITF No. 01-9 did not affect our net loss, basic and diluted net loss per share, financial position, or cash flows.

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

Risk Factors

In addition to other information in this Form 10-Q/A, the following risk factors should be carefully considered in evaluating Ariba and its business because such factors currently may have a significant impact on Ariba’s business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q/A, and the risks discussed in Ariba’s other Securities and Exchange Commission filings including our annual report on Form 10-K for our fiscal year ended September 30, 2002, as filed on April 10, 2003, actual results could differ materially from those projected in any forward-looking statements.

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

We Have a History of Losses and Expect to Incur Significant Additional Losses in the Future.

We had an accumulated deficit of approximately $3.8 billion as of March 31, 2002, including cumulative charges for the amortization of goodwill and other intangible assets totaling $1.9 billion, impairment of goodwill and other intangible assets totaling $1.4 billion, amortization of stock-based compensation totaling $126.7 million and business partner warrant expense totaling $68.9 million, of which approximately $9.0 million has been reclassified as a reduction of revenues due to the adoption of EITF No. 01-9. We expect to incur significant losses for the foreseeable future for a number of reasons, including the following:

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

As of March 31, 2002, we had unamortized goodwill and other intangible assets of approximately $576.8 million and anticipate amortization of these costs on a straight-line basis over their total expected useful lives ranging from two years to three years, subject to the effects of the new accounting pronouncement SFAS No. 142, Goodwill and Other Intangible Assets. As of March 31, 2002, we had deferred stock-based compensation of approximately $11.7 million, which is being amortized to expense over periods ranging from two to five years. As a result of these intangible assets and deferred stock-based compensation charges, we expect to incur significant losses at least through fiscal 2006 and perhaps beyond, even if our results of operations excluding amortization of intangibles, deferred charges and other special charges would otherwise be profitable.

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

Our Acquisitions Will, and Any Future Acquisitions May, Require Us to Incur Significant Charges for Intangible Assets.

Our recent acquisitions will, and any future acquisitions may, require us to incur significant charges for goodwill and other intangible assets, which will negatively affect our operating income. As of March 31, 2002, we had an aggregate of $576.8 million of unamortized goodwill and other intangible assets, after giving effect to the write off of $1.4 billion of goodwill and other intangible assets relating to our acquisition of Tradex Technologies in the quarter ended March 31, 2001. The amortization of our remaining goodwill and other intangible assets will result in significant additional charges to operations at least through the quarter ending March 31, 2003 subject to certain effects of the new accounting pronouncements SFAS No. 141 and SFAS No. 142.

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
James W. Frankola
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:    April 11, 2003

CERTIFICATIONS

I, Robert M. Calderoni, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Ariba, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: April 11, 2003

/s/ ROBERT M. CALDERONI
Robert M. Calderoni President and Chief Executive Officer

I, James W. Frankola, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Ariba, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: April 11, 2003

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