Form 10-Q/A
period 2002-06-30
ARIBA INC
filed 2003-04-11
CIK 1084755

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

ARIBA, INC.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A for Ariba, Inc. (the “Company”) for the quarter ended June 30, 2002 is being filed to amend and restate the items described below contained in the Company’s Quarterly Report on Form 10-Q for such period originally filed with the Securities and Exchange Commission on August 14, 2002.

This Amendment No. 1 makes changes to Item 1, Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 6, Exhibits and Reports on Form 8-K and Signatures, for the following purposes:

•	To restate the Company’s Unaudited Condensed Consolidated Financial Statements as of June 30, 2002 and for the three and nine month periods then ended, and the related Notes to Condensed Consolidated Financial Statements, as more fully described in Note 2 to the Condensed Consolidated Financial Statements;

•	To amend Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to take into account the effects of the restatement; and

•	To furnish the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on August 14, 2002, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2002	September 30, 2001
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$104,094	$71,971
Short-term investments	63,508	145,931
Restricted cash	800	2,800
Accounts receivable, net	6,965	27,336
Prepaid expenses and other current assets	17,756	35,963

Total current assets	193,123	284,001
Property and equipment, net	34,048	50,353
Long-term investments	80,245	43,109
Restricted cash	29,782	29,771
Other assets	2,493	3,007
Goodwill and other intangible assets, net	435,456	860,043

Total assets	$775,147	$1,270,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,009	$27,395
Accrued compensation and related liabilities	33,715	48,705
Accrued liabilities	48,640	55,128
Restructuring costs	18,660	18,339
Deferred revenue	62,980	65,191
Current portion of other long-term liabilities	180	296

Total current liabilities	180,184	215,054
Restructuring costs, net of current portion	47,461	12,855
Deferred revenue, net of current portion	94,950	107,055
Other long-term liabilities, net of current portion	2	106

Total liabilities	322,597	335,070

Minority interests	15,165	15,720

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock	528	520
Additional paid-in capital	4,495,655	4,497,851
Deferred stock-based compensation	(9,169)	(35,496)
Accumulated other comprehensive loss	(2,024)	(1,172)
Accumulated deficit	(4,047,605)	(3,542,209)

Total stockholders’ equity	437,385	919,494

Total liabilities and stockholders’ equity	$775,147	$1,270,284

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(As Restated)		(As Restated)
Revenues:
License	$26,915	$48,637	$75,213	$226,998
Maintenance and service	31,907	36,245	95,713	109,615

Total revenues	58,822	84,882	170,926	336,613

Cost of revenues:
License	538	2,527	2,710	16,554
Maintenance and service (exclusive of stock-based compensation expense of $734 and $1,631 for the three months ended June 30, 2002 and 2001 and $2,551 and $5,986 for the nine month periods ended June 30, 2002 and 2001, respectively)	11,024	12,965	31,089	56,635

Total cost of revenues	11,562	15,492	33,799	73,189

Gross profit	47,260	69,390	137,127	263,424

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $1,247 and $6,012 for the three months ended June 30, 2002 and 2001 and $3,250 and $18,090 for the nine month periods ended June 30, 2002 and 2001, respectively and exclusive of business partner warrants expense of $0 and $18,971 for the three months ended June 30, 2002 and 2001 and $5,562 and $27,773 for the nine month periods ended June 30, 2002 and 2001, respectively)	19,544	61,002	66,881	237,971
Research and development (exclusive of stock-based compensation expense of $(34) and $2,664 for the three months ended June 30, 2002 and 2001 and $(203) and $8,231 for the nine month periods ended June 30, 2002 and 2001, respectively)	16,726	25,412	48,577	71,498
General and administrative (exclusive of stock-based compensation expense of $1,378 and $19,148 for the three months ended June 30, 2002 and 2001 and $6,181 and $40,547 for the nine month periods ended June 30, 2002 and 2001, respectively)	8,842	14,492	26,491	45,775
Amortization of goodwill and other intangible assets	141,291	140,723	424,509	789,852
Business partner warrants, net	—	18,971	5,562	27,773
Stock-based compensation	3,325	29,455	11,779	72,854
Restructuring and lease abandonment costs	57,125	70,041	62,609	70,041
Impairment of goodwill, other intangible assets and equity investments	—	—	—	1,431,855
Merger related costs	—	—	—	4,185

Total operating expenses	246,853	360,096	646,408	2,751,804

Loss from operations	(199,593)	(290,706)	(509,281)	(2,488,380)
Interest income	1,801	4,090	6,257	15,650
Interest expense	(7)	(18)	(126)	(191)
Other income	55	1,503	749	828

Net loss before income taxes	(197,744)	(285,131)	(502,401)	(2,472,093)
Provision for income taxes	1,000	3,571	2,995	6,123

Net loss	$(198,744)	$(288,702)	$(505,396)	$(2,478,216)

Net loss per share—basic and diluted	$(0.76)	$(1.16)	$(1.96)	$(10.24)

Weighted average shares used in computing net loss per share—basic and diluted	260,180	249,103	258,184	241,935

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2002	2001
	(As Restated)
Operating activities:
Net loss	$(505,396)	$(2,478,216)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	(2,942)	26,769
Depreciation and amortization	446,390	809,601
Stock-based compensation	11,779	72,854
Compensation recorded for stockholder contribution	—	10,744
Impairment of equity investments	—	24,385
Impairment of goodwill and other intangible assets	—	1,407,470
Impairment (recovery) of leasehold improvements	(2,182)	—
Business partner warrant expense	5,562	34,117
Minority interests in net loss of consolidated subsidiaries	(535)	(1,921)
Changes in operating assets and liabilities:
Accounts receivable	23,378	(6,386)
Prepaid expenses and other assets	(1,841)	(5,339)
Accounts payable	(11,328)	(12,278)
Accrued compensation and related liabilities	(15,048)	(563)
Accrued liabilities	(2,488)	58,404
Restructuring and lease abandonment costs	34,927	50,902
Deferred revenue	(14,316)	(13,155)

Net cash used in operating activities	(34,040)	(22,612)

Investing activities:
Purchases of property and equipment, net	(3,391)	(83,869)
Sales (purchases) of investments, net	44,230	(39,381)
Allocation from (to) restricted cash, net	1,989	(12,334)

Net cash provided by (used in) investing activities	42,828	(135,584)

Financing activities:
Repayments of lease obligations	(220)	(416)
Proceeds from issuance of business partner warrants	15,000	5,000
Proceeds from issuance of common stock	8,821	29,452
Proceeds from subsidiary stock offering	—	51,951
Repurchase of common stock	(471)	(474)

Net cash provided by financing activities	23,130	85,513

Net increase (decrease) in cash and cash equivalents	31,918	(72,683)
Effect of foreign exchange rate changes	205	(4,274)
Cash and cash equivalents at beginning of period	71,971	195,241

Cash and cash equivalents at end of period	$104,094	$118,284

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

The Company’s customers include certain suppliers from whom, on occasion, the Company has purchased goods or services for the Company’s operations at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated at terms the Company considers to be arm’s-length. To the extent that the fair value of either the software sold or the goods or services purchased in concurrent transactions cannot be reliably determined, revenues are reduced by the cost of the goods or services acquired. As a result, revenues of zero and $758,000 for the three months ended June 30, 2002 and 2001, respectively, and $275,000 and $7.9 million for the nine months ended June 30, 2002 and 2001, respectively, were not recognized.

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

In November 2001, the Emerging Issues Task Force reached consensus on EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. The Company adopted EITF No. 01-9 in the quarter ended March 31, 2002. EITF No. 01-9 requires that consideration, including warrants, given by a vendor to a customer or a reseller of the vendor’s products be classified in the vendor’s financial statements as a reduction of revenue in certain circumstances. Adoption of EITF No. 01-9 had no effect on the Company’s condensed consolidated financial statements for any periods subsequent to September 30, 2001 as there has been no warrant expense requiring such reclassification. In addition, no warrant expense requiring such reclassification is expected in future periods. However, reclassifications have been made to prior year statements of operations to comply with the new requirements. As a result, warrant expense totaling $1.2 million and $6.3 million has been reclassified as a reduction of revenues for the quarter and nine month periods ended June 30, 2001, respectively. The total reduction in revenues associated with this reclassification will be $6.3 million and $2.7 million for fiscal 2001 and 2000, or 2% and 1% of total revenues, respectively. The adoption of EITF No. 01-9 did not affect the Company’s net loss, basic and diluted net loss per share, financial position, or cash flows.

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

The Company identified three license arrangements that it entered into with vendors during fiscal years 2001 and 2000 at or about the same time it incurred obligations to purchase goods or services from those vendors. The Company has concluded that it should record expenditures associated with these obligations as reductions of license revenues received from the customer in accordance with the guidance provided by AICPA Technical Practice Aid No. 5100.46, Non-Monetary Exchanges of Software. The effect of these adjustments, while not affecting net loss in any year, is to decrease revenues by zero and $758,000 for the three months ended June 30, 2002 and 2001, respectively, and $275,000 and $7.9 million for the nine months ended June 30, 2002 and 2001, respectively. The Company also determined that the timing of revenue recognition for several license arrangements should be adjusted between periods to comply with the requirements of SOP 97-2. These adjustments primarily relate to accounting for multiple elements under the residual method, and result in the acceleration of revenue in certain cases and the deferral of revenue in others. The net effect of these adjustments is to increase revenues by $279,000 and $1.5 million for the three months ended June 30, 2002 and 2001, respectively, and $217,000 and $5.6 million for the nine months ended June 30, 2002 and 2001, respectively.

In addition, the Company identified several accrued expense items for which it concluded that the amount of the liability, the initial timing of recording the liability, or the timing of releasing the liability should be adjusted to comply with the requirements of SFAS No. 5, Accounting for Contingencies. These items include accruals for payroll taxes, royalties payable, litigation, bonuses and benefits, and income taxes. These accrued expense adjustments, together with expense reductions resulting from the revenue adjustments described above, affected both operating expenses and the provision for income taxes.

None of the adjustments described above has any impact on cash balances for any period. However, our condensed consolidated statements of cash flows have been restated to reflect the reclassification of amounts received in connection with business partner warrants from operating activities to financing activities. The effect of these adjustments is to increase net cash used in operating activities by $15.0 million and $5.0 million for the nine months ended June 30, 2002 and 2001, respectively, and to increase net cash provided by financing activities by $15.0 million and $5.0 million for the nine months ended June 30, 2002 and 2001, respectively. The following table provides information regarding the effect of these adjustments on net loss for the three and nine month periods ended June 30, 2002 and 2001:

Effects on Net Loss—(Increase) Decrease

(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(As Restated)		(As Restated)
Expenses paid by significant stockholder and director	$—	$(0.3)	$—	$(11.0)
Stock options issued by acquired companies, net of goodwill amortization offset	3.2	(13.0)	9.9	(13.4)
Revenue adjustments	0.3	0.8	(0.1)	(2.3)
Other operating expense adjustments	0.8	(1.3)	3.1	6.2
Income tax adjustments	—	(1.4)	—	(1.4)

Total effect on net loss—(increase) decrease	$4.3	$(15.2)	$12.9	$(21.9)

As a result of the foregoing factors, the Company’s unaudited condensed consolidated financial statements for the three and nine month periods ended June 30, 2002 and 2001 have been restated from amounts previously reported. The accompanying condensed consolidated financial data set forth below presents the Company’s condensed consolidated statements of operations for the three and nine month periods ended June 30, 2002 and 2001 and condensed consolidated balance sheet as of June 30, 2002 on a comparative basis showing the amounts as originally reported and as restated.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2002		Three Months Ended June 30, 2001
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
	(in thousands, except per share data)
Revenues:
License(1)(2)(3)	$26,636	$26,915	$47,885	$48,637
Maintenance and service	31,907	31,907	36,245	36,245

Total revenues	58,543	58,822	84,130	84,882

Cost of revenues:
License	538	538	2,527	2,527
Maintenance and service	11,024	11,024	12,965	12,965

Total cost of revenues	11,562	11,562	15,492	15,492

Gross profit	46,981	47,260	68,638	69,390

Operating expenses:
Sales and marketing(1)(4)(5)	21,840	19,544	59,448	61,002
Research and development(4)	16,772	16,726	25,372	25,412
General and administrative(4)	7,351	8,842	14,520	14,492
Amortization of goodwill and other intangible assets(6)	144,776	141,291	144,208	140,723
Business partner warrants, net(3)	—	—	18,975	18,971
Stock-based compensation(7)	3,041	3,325	13,000	29,455
Restructuring and lease abandonment costs	57,125	57,125	70,041	70,041

Total operating expenses	250,905	246,853	345,564	360,096

Loss from operations	(203,924)	(199,593)	(276,926)	(290,706)
Interest income	1,801	1,801	4,090	4,090
Interest expense	(7)	(7)	(18)	(18)
Other income	55	55	1,503	1,503

Net loss before income taxes	(202,075)	(197,744)	(271,351)	(285,131)
Provision for income taxes(4)	1,000	1,000	2,173	3,571

Net loss	$(203,075)	$(198,744)	$(273,524)	$(288,702)

Net loss per share—basic and diluted	$(0.78)	$(0.76)	$(1.10)	$(1.16)

Weighted average shares used in computing net loss per share—basic and diluted	260,180	260,180	249,103	249,103

(1)	Amounts restated to reflect reduction of revenues and expenses for certain license arrangements with service providers.
(2)	Amounts restated to reflect adjustments to timing of revenue recognition.
(3)	Amounts restated to reflect the effect of revenue adjustments on reclassification of warrant expenses pursuant to EITF No. 01-09.
(4)	Amounts restated to reflect adjustments to accrued expenses.
(5)	Amounts restated to reflect compensation paid by significant stockholder and director to former executive.
(6)	Amounts restated to reflect reduction of amortization of goodwill.
(7)	Amounts restated to reflect additional stock-based compensation expense.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended June 30, 2002		Nine Months Ended June 30, 2001
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
	(in thousands, except per share data)
Revenues:
License(1)(2)(3)	$75,272	$75,213	$229,316	$226,998
Maintenance and service	95,713	95,713	109,615	109,615

Total revenues	170,985	170,926	338,931	336,613

Cost of revenues:
License	2,710	2,710	16,979	16,554
Maintenance and service	31,009	31,089	56,635	56,635

Total cost of revenues(4)	33,719	33,799	73,614	73,189

Gross profit	137,266	137,127	265,317	263,424

Operating expenses:
Sales and marketing(1)(4)(5)	68,930	66,881	223,090	237,971
Research and development(4)	48,572	48,577	71,740	71,498
General and administrative(4)	27,564	26,491	49,687	45,775
Amortization of goodwill and other intangible assets(6)	434,964	424,509	800,307	789,852
Business partner warrants, net(3)	5,562	5,562	26,833	27,773
Stock-based compensation(7)	11,269	11,779	49,028	72,854
Restructuring and lease abandonment costs	62,609	62,609	70,041	70,041
Impairment of goodwill, other intangible assets and equity investments(4)	—	—	1,433,292	1,431,855
Merger related expenses(1)	—	—	9,185	4,185

Total operating expenses	659,470	646,408	2,733,203	2,751,804

Loss from operations	(522,204)	(509,281)	(2,467,886)	(2,488,380)
Interest income	6,257	6,257	15,650	15,650
Interest expense	(126)	(126)	(191)	(191)
Other income	749	749	828	828

Net loss before income taxes	(515,324)	(502,401)	(2,451,599)	(2,472,093)
Provision for income taxes(4)	2,995	2,995	4,725	6,123

Net loss	$(518,319)	$(505,396)	$(2,456,324)	$(2,478,216)

Net loss per share—basic and diluted	$(2.01)	$(1.96)	$(10.15)	$(10.24)

Weighted average shares used in computing net loss per share—basic and diluted	258,184	258,184	241,935	241,935

(1)	Amounts restated to reflect reduction of revenues and expenses for certain license arrangements with service providers.
(2)	Amounts restated to reflect adjustments to timing of revenue recognition.
(3)	Amounts restated to reflect the effect of revenue adjustments on reclassification of warrant expenses pursuant to EITF No. 01-09.
(4)	Amounts restated to reflect adjustments to accrued expenses.
(5)	Amounts restated to reflect compensation paid by significant stockholder and director to former executive.
(6)	Amounts restated to reflect reduction of amortization of goodwill.
(7)	Amounts restated to reflect additional stock-based compensation expense.

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

(in thousands)

	As of June 30, 2002
	(As Reported)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$104,094	$104,094
Short-term investments	63,508	63,508
Restricted cash	800	800
Accounts receivable, net	6,965	6,965
Prepaid expenses and other current assets	17,756	17,756

Total current assets	193,123	193,123
Property and equipment, net	34,048	34,048
Long-term investments	80,245	80,245
Restricted cash	29,782	29,782
Other assets	2,493	2,493
Goodwill and other intangible assets, net(1)	442,764	435,456

Total assets	$782,455	$775,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,009	$16,009
Accrued compensation and related liabilities(2)	41,426	33,715
Accrued liabilities(2)	51,363	48,640
Restructuring costs	18,660	18,660
Deferred revenue(3)	66,863	62,980
Other long-term liabilities, net of current portion	180	180

Total current liabilities	194,501	180,184
Restructuring costs, net of current portion	47,461	47,461
Deferred revenue	94,950	94,950
Other long-term liabilities, net of current portion	2	2

Total liabilities	336,914	322,597

Minority interests	15,165	15,165

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock	528	528
Additional paid-in capital(4)(5)	4,476,829	4,495,655
Deferred stock-based compensation(4)	(8,260)	(9,169)
Accumulated other comprehensive loss	(2,024)	(2,024)
Accumulated deficit	(4,036,697)	(4,047,605)

Total stockholders’ equity	430,376	437,385

Total liabilities and stockholders’ equity	$782,455	$775,147

(1)	Amounts restated to properly reflect allocation of TradingDynamics purchase price by reducing goodwill.
(2)	Amounts restated to reflect adjustments to accrued expenses.
(3)	Amounts restated to reflect adjustments to timing of revenue recognition.
(4)	Amounts restated to reflect adjustments to reflect additional stock-based compensation.
(5)	Amounts restated to reflect compensation paid by significant stockholder and director to former executive.

Note 3—Other Assets

Other assets include investments in equity instruments of privately held companies in fiscal 2000, which had a remaining net book value of $1.3 million at each of June 30, 2002 and September 30, 2001. These investments are accounted for using the cost method of accounting and consist of common stock, preferred stock and warrants for common stock, of which the remaining net book value of $0.7 million at each of June 30, 2002 and September 30, 2001 was received as consideration in connection with software licensing transactions with customers and business partners.

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

Note 4—Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2002	September 30, 2001
	(As Restated)
Goodwill	$865,209	$865,278
Assembled workforce	11,127	11,127
Covenants not-to-compete	1,300	1,300
Core technology	17,392	17,392
Intellectual property agreement	786,929	786,929
Business partner warrants	—	11

	1,681,957	1,682,037
Less: accumulated amortization	(1,246,501)	(821,994)

Goodwill and other intangible assets, net	$435,456	$860,043

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

As of June 30, 2002, the Company had approximately $435.5 million of goodwill and other intangible assets relating to the acquisitions of TradingDynamics, Tradex and SupplierMarket and an intellectual property purchase agreement after giving effect to previous amortization and impairment charges. Amortization of goodwill and other intangible assets was $141.3 million and $140.7 million for the quarters ended June 30, 2002 and 2001, respectively. Amortization of goodwill and other intangible assets was $424.5 million and $789.9 million for the nine month periods ended June 30, 2002 and 2001, respectively. As a result of the Company’s planned adoption of SFAS No. 142 (see note 1) on October 1, 2002, amortization of the remaining goodwill with an expected net book value of approximately $176.4 million will cease. Other identifiable intangible assets with an expected net book value of approximately $117.5 million at October 1, 2002 will continue to be amortized over their remaining useful lives, substantially all of which will expire in the quarter ending March 31, 2003.

Note 5—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California as the Company’s headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are approximately $2.2 million and will escalate annually with the total future minimum lease payments amounting to $347.9 million over the lease term. The Company also contributed $80.0 million towards leasehold improvement costs of the facility and for the purchase of equipment and furniture of which approximately $49.2 million was written off in connection with the abandonment of excess facilities. As part of this agreement, the Company is required to hold certificates of deposit totaling $25.7 million as a form of security through fiscal year 2013, which is classified as restricted cash on the condensed consolidated balance sheets. In the quarter ended March 31, 2002, a certificate of deposit totaling $2.2 million as a security deposit for the Company’s headquarters was released.

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

Note 6—Minority Interests in Subsidiaries

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

Note 7—Segment Information

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

Information regarding revenue for the three and nine month periods ended June 30, 2002 and 2001, and information regarding long-lived assets in geographic areas as of June 30, 2002 and September 30, 2001, are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(As Restated)		(As Restated)
Revenues:
United States	$41,491	$66,828	$118,211	$248,894
International	17,331	18,054	52,715	87,719

Total	$58,822	$84,882	$170,926	$336,613

	June 30, 2002	September 30, 2001
	(As Restated)
Long-Lived Assets:
United States	$467,535	$905,588
International	3,151	6,477

Total	$470,686	$912,065

Revenues are attributed to countries based on the location of the Company’s customers. The Company’s international revenues were derived from sales in Europe, Asia, Australia, Canada and Latin America. The Company had net liabilities of $56.9 million in its international locations as of June 30, 2002.

Note 8—Stockholders’ Equity

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

In April 2000, the Company entered into an agreement with a third party as part of the Company’s vertical industry strategy to obtain a major partner in the financial services industry. In connection with the agreement, the Company issued warrants to purchase up to 6,776,000 shares of the Company’s common stock at an exercise price based on the ten-day average of the Company’s stock price prior to the vesting date. Upon signing of this agreement, 1,936,000 shares of the Company’s common stock with a fair value of $56.2 million were immediately vested. The agreement provided that the Company would receive $25.0 million in guaranteed gainshare to be paid over a period of two years which the Company determined to represent payment for the vested warrants. Accordingly, $31.2 million representing the fair value of the vested warrants less the guaranteed gainshare was recorded as an intangible asset to be amortized over the three year term of the agreement. During the third quarter of fiscal 2001, the Company determined that the carrying value of the intangible asset was impaired and wrote off the remaining net book value with a $17.7 million charge to business partner warrant expense. The guaranteed gainshare of $25.0 million was recorded as a receivable in “Other Current Assets” and as of December 31, 2001, $20.0 million remained outstanding. During the quarter ended March 31, 2002, this receivable’s outstanding balance of $20.0 million was settled for a cash payment of $15.0 million, which was received in April 2002, and the cancellation of the remaining unvested warrants to purchase 4,840,000 shares of the Company’s common stock. As a result, the Company recorded a charge of $5.6 million representing the uncollected receivable and related settlement costs as business partner warrant expense during the quarter ended March 31, 2002. A total of $7.9 million of business partner warrant expense related to this agreement was recorded for the nine months ended June 30, 2001, of which $3.6 million has been recorded as a reduction of revenues in accordance with EITF No. 01-9. See note 1 of notes to the condensed consolidated financial statements for additional information.

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

The Company has recorded deferred stock-based compensation totaling approximately $192.7 million from inception through June 30, 2002. Of this amount, $38.4 million related to the issuance of stock options prior to the Company’s initial public offering in June 1999 and $71.0 million and $124.6 million related to the acquisitions of Trading Dynamics and SupplierMarket, respectively, each consummated in fiscal year 2000. These amounts are amortized in accordance with FIN 28 over the vesting period of the individual options and restricted common stock, generally between two to five years. During the quarters ended June 30, 2002 and 2001, the Company recorded $3.3 million and $29.5 million of stock-based compensation, respectively. During the nine months ended June 30, 2002 and 2001, the Company recorded $11.8 million and $72.9 million of stock-based compensation, respectively.

As disclosed in Note 2 of Notes to Condensed Consolidated Financial Statements, certain individuals received stock options from companies acquired by the Company. The total intrinsic value and fair value for the options granted was $71.0 million and $40.5 million, respectively. The intrinsic value of these options was recorded as deferred stock-based compensation and is being amortized over the four year vesting period using an accelerated method consistent with FIN 28. The stock-based compensation expense recorded for these options, net of the effect of cancellations, was $284,000 and $510,000 for the three and nine month periods ended June 30, 2002, respectively, and $16.5 million and $25.3 million for the three and nine month periods ended June 30, 2001, respectively. In addition, certain consultants to these companies received options that vested based on providing services to the Company. There was no compensation expense or benefit recorded for these options for the three and nine month periods ended June 30, 2002. The compensation benefit recorded for these options was $9,000 and $1.5 million for the three and nine month periods ended June 30, 2001, respectively.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(As Restated)		(As Restated)
Net loss	$(198,744)	$(288,702)	$(505,396)	$(2,478,216)
Unrealized gain (loss) on securities	780	(834)	(1,057)	(547)
Foreign currency translation adjustments	3,567	(646)	205	(4,274)

Comprehensive loss	$(194,397)	$(290,182)	$(506,248)	$(2,483,037)

The income tax effects related to unrealized gains (losses) on securities and foreign currency translation adjustments are not considered material.

The components of accumulated other comprehensive loss as of June 30, 2002 and September 30, 2001 are as follows (in thousands):

	June 30, 2002	September 30, 2001
Unrealized gain on securities	$382	$1,439
Foreign currency translation adjustments	(2,406)	(2,611)

Accumulated other comprehensive loss	$(2,024)	$(1,172)

Note 9—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(As Restated)		(As Restated)
Net loss	$(198,744)	$(288,702)	$(505,396)	$(2,478,216)

Weighted-average common shares outstanding	264,446	257,252	263,368	253,238
Less: Weighted-average common shares subject to repurchase	(4,266)	(7,545)	(5,184)	(8,497)
Less: Weighted-average shares held in escrow related to acquisitions	—	(604)	—	(2,806)

Weighted-average common shares used in computing basic and diluted net loss per common share	260,180	249,103	258,184	241,935

Basic and diluted net loss per common share	$(0.76)	$(1.16)	$(1.96)	$(10.24)

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

Note 10—Income Taxes

The Company incurred operating losses for the three and nine month periods ended June 30, 2002 and June 30, 2001. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets, as sufficient uncertainty exists that it is more likely than not that the deferred tax assets will not be realized. The Company incurred income tax expense of $1.0 million and $3.6 million during the quarters ended June 30, 2002 and 2001, respectively, and $3.0 million and $6.1 million during the nine month periods ended June 30, 2002 and 2001, respectively, primarily attributable to its international operations.

Note 11—Related Party Transactions

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

During February 2001, Keith Krach, the Company’s chairman and co-founder, was deemed to have contributed $4.0 million to the Company in connection with a loan of $4.0 million in cash by an entity controlled by him to Robert Calderoni in connection with his hiring as the Company’s chief financial officer. Because the Company is not the beneficiary of the loan and would not receive any cash upon repayment of the loan, the Company recorded the principal amount of this loan as compensation expense in the quarter ended March 31, 2001. The loan, along with accrued interest, is expected to be forgiven in annual installments over four years, conditioned on Mr. Calderoni’s continued employment with the Company. The Company has entered into an agreement with Mr. Calderoni pursuant to which he is entitled to receive annual cash payments from the Company to compensate him for income tax incurred as a result of such forgiveness and payments. As a result, the Company incurred an additional $4.7 million in compensation expense during the nine months ended June 30, 2001. In addition, during the nine months ended June 30, 2001, Keith Krach, the Company’s chairman and co-founder, was deemed to have contributed $11.0 million to the Company in connection with a cash payment and chartered air travel services provided by him to Larry Mueller, the Company’s president and chief operating officer at the time of the payment. These amounts have been recorded as capital contributions in accordance with Interpretation No. 1 of APB No. 25 and charged to compensation expense within sales and marketing in the Company’s restated condensed consolidated financial statements as of and for the nine months ended June 30, 2001.

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

The Company entered into an agreement with another executive officer in April 2002 which provides for two unsecured loans from the Company, the first in the amount of $600,000 and the second in the amount of $400,000. The principal amount of the loans becomes immediately payable in full if the individual’s employment with the Company terminates. The agreement provides that the principal amounts will be forgiven over three years.

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

As discussed below, although adjustments vary significantly by period in some cases, the cumulative net effect of the adjustments is to increase our accumulated deficit at June 30, 2002 by $10.9 million to $4.048 billion. None of these adjustments has any impact on our cash balances for any period. However, our condensed consolidated statements of cash flows have been restated to reflect the reclassification of amounts received in connection with business partner warrants from operating activities to financing activities. The effect of these adjustments is to increase net cash used in operating activities by $15.0 million and $5.0 million for the nine months ended June 30, 2002 and 2001, respectively, and to increase net cash provided by financing activities by $15.0 million and $5.0 million for the nine months ended June 30, 2002 and 2001, respectively. The following table provides additional information regarding these adjustments as they affect the three and nine month periods ended June 30, 2001 and 2002.

Effects on Net Loss—(Increase) Decrease

(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002

Expenses paid by significant stockholder and director	$(0.3)	$—	$(11.0)	$—
Stock options issued by acquired companies, net of goodwill amortization offset	(13.0)	3.2	(13.4)	9.9
Revenue adjustments	0.8	0.3	(2.3)	(0.1)
Other operating expense adjustments	(1.3)	0.8	6.2	3.1
Income tax adjustments	(1.4)	—	(1.4)	—

Total effect on net loss—(increase) decrease	$(15.2)	$4.3	$(21.9)	$12.9

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

Stock options issued by acquired companies.    As previously announced, we also reviewed our accounting for stock options issued by companies we acquired in fiscal year 2000. We determined that certain stock options granted by these acquired companies to a limited number of individuals shortly before those acquisitions should be accounted for as stock-based compensation expense, rather than be included as part of the purchase price of these companies and amortized as goodwill. As a result, our restated condensed consolidated financial statements reflect an increase in non-cash stock-based compensation expense and a reduction of goodwill amortization expense. We also determined that the fair value of certain unvested stock options granted by one of these companies to several consultants was not included in the measurement of stock compensation expense as required by EITF No. 96-18, and therefore, additional stock-based compensation expense has been reflected in the Company’s restated condensed consolidated financial statements.

We also reviewed our accounting policies and their application to various additional items and identified a number of transactions in which our accounting policies had not been consistently or appropriately applied. We have included the adjustments described below for these items in our restated consolidated financial statements.

Revenue adjustments.    We identified three license arrangements that we entered into with vendors during fiscal years 2001 and 2000 at or about the same time we incurred obligations to purchase goods or services from those vendors. We have concluded that we should record expenditures associated with our obligations as reductions of license revenues received from the customer. The effect of these adjustments, while not affecting cumulative net loss, is to decrease revenues by $758,000 and zero for the three months ended June 30, 2001 and 2002, respectively, and $7.9 million and $275,000 for the nine months ended June 30, 2001 and 2002, respectively. We also determined that the timing of revenue recognition for several license arrangements should be adjusted between periods, which adjustments result in the acceleration of revenue in certain cases and the deferral of revenue in others. The net effect of these adjustments is to increase revenues by $1.5 million and $279,000 for the three months ended June 30, 2001 and 2002, respectively, and $5.6 million and $217,000 for the nine months ended June 30, 2001 and 2002, respectively.

Other operating expense and income tax adjustments.    In addition, we identified several accrued expense items for which we concluded that the amount of the liability, the initial timing of recording the liability, or the timing of releasing the liability should be adjusted. These items include accruals for payroll taxes, royalties payable, litigation, bonuses and benefits, and income taxes. These accrued expense adjustments, together with expense reductions resulting from the revenue adjustments described above, affected both operating expenses and the provision for income taxes.

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

We were incorporated in Delaware in September 1996 and from that date through March 1997 were in the development stage, conducting research and developing our initial products. In March 1997, we began selling our products and related services and currently market them in the United States, Latin America, Europe, Canada, Asia and Australia primarily through our direct sales force and through indirect sales channels.

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

We have incurred significant losses since inception. As of June 30, 2002, we had an accumulated deficit of approximately $4.0 billion, including cumulative charges for the amortization of goodwill and other intangible assets totaling $2.0 billion, impairment of goodwill and other intangible assets totaling $1.4 billion, amortization of stock-based compensation totaling $130.1 million and business partner warrant expense totaling $68.9 million, of which approximately $9.0 million has been reclassified as a reduction of revenues due to the adoption of EITF No. 01-9.

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

Our customers include certain suppliers from whom, on occasion, we have purchased goods or services for our operations at or about the same time we have licensed our software to these organizations. These transactions are separately negotiated and recorded at terms we consider to be arm’s-length. To the extent that the fair value of either the software sold or the goods or services purchased in concurrent transactions cannot be reliably determined, revenues are reduced by the cost of the goods or services acquired. As a result, revenues of zero and $758,000 for the three months ended June 30, 2002 and 2001, respectively, and $275,000 and $7.9 million for the nine months ended June 30, 2002 and 2001, respectively, were not recognized.

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

As discussed in note 5 of notes to condensed consolidated financial statements, we have recorded significant restructuring charges in connection with our abandonment of certain operating leases as part of our program to restructure our operations and related facilities initiated in the third quarter of fiscal 2001 and have recorded an additional charge in the third quarter of fiscal 2002. In the quarter ended June 30, 2002, we revised our estimates and expectations with respect to our corporate headquarters and field offices disposition efforts as a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued sharp declines in market conditions in the commercial real estate market in California. Lease abandonment costs for the abandoned facilities were estimated to include the impairment of leasehold improvements, remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage firm retained by us. Each reporting period we review these estimates and, to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates.

As discussed in note 5 of notes to condensed consolidated financial statements, we are also subject to various claims and legal actions arising in the ordinary course of business. We have accrued for estimated losses in the accompanying condensed consolidated financial statements for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. Although we currently believe that the outcome of outstanding legal proceedings, claims and litigation involving us will not have a material adverse effect on our business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on our business, results of operations or financial condition or that the amount of accrued losses is sufficient for any actual losses that may be incurred.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(As Restated)(1)		(As Restated)(1)
Revenues:
License	$26,915	$48,637	$75,213	$226,998
Maintenance and service	31,907	36,245	95,713	109,615

Total revenues	58,822	84,882	170,926	336,613

Cost of revenues:
License	538	2,527	2,710	16,554
Maintenance and service (exclusive of stock-based compensation expense of $734 and $1,631 for the three months ended June 30, 2002 and 2001 and $2,551 and $5,986 for the nine month periods ended June 30, 2002 and 2001, respectively)	11,024	12,965	31,089	56,635

Total cost of revenues	11,562	15,492	33,799	73,189

Gross profit	47,260	69,390	137,127	263,424

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $1,247 and $6,012 for the three months ended June 30, 2002 and 2001 and $3,250 and $18,090 for the nine month periods ended June 30, 2002 and 2001, respectively and exclusive of business partner warrants expense of $0 and $18,971 for the three months ended June 30, 2002 and 2001 and $5,562 and $27,773 for the nine month periods ended June 30, 2002 and 2001, respectively)	19,544	61,002	66,881	237,971
Research and development (exclusive of stock-based compensation expense of $(34) and $2,664 for the three months ended June 30, 2002 and 2001 and $(203) and $8,231 for the nine month periods ended June 30, 2002 and 2001, respectively)	16,726	25,412	48,577	71,498
General and administrative (exclusive of stock-based compensation expense of $1,378 and $19,148 for the three months ended June 30, 2002 and 2001 and $6,181 and $40,547 for the nine month periods ended June 30, 2002 and 2001, respectively)	8,842	14,492	26,491	45,775
Amortization of goodwill and other intangible assets	141,291	140,723	424,509	789,852
Business partner warrants, net	—	18,971	5,562	27,773
Stock-based compensation	3,325	29,455	11,779	72,854
Restructuring and lease abandonment costs	57,125	70,041	62,609	70,041
Impairment of goodwill, other intangible assets and equity investments	—	—	—	1,431,855
Merger related costs	—	—	—	4,185

Total operating expenses	246,853	360,096	646,408	2,751,804

Loss from operations	(199,593)	(290,706)	(509,281)	(2,488,380)
Interest income	1,801	4,090	6,257	15,650
Interest expense	(7)	(18)	(126)	(191)
Other income	55	1,503	749	828

Net loss before income taxes	(197,744)	(285,131)	(502,401)	(2,472,093)
Provision for income taxes	1,000	3,571	2,995	6,123

Net loss	$(198,744)	$(288,702)	$(505,396)	$(2,478,216)

Net loss per share—basic and diluted	$(0.76)	$(1.16)	$(1.96)	$(10.24)

Weighted average shares used in computing net loss per share—basic and diluted	260,180	249,103	258,184	241,935

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements.

Comparison of the Three and Nine Month Periods Ended June 30, 2002 and 2001

Revenues

License

License revenues for the quarter ended June 30, 2002 were $26.9 million, a 45% decrease from license revenues of $48.6 million for the quarter ended June 30, 2001. License revenues for the nine months ended June 30, 2002 were $75.2 million, a 67% decrease from license revenues of $227.0 million for the nine months ended June 30, 2001. These decreases are primarily attributable to the reduced number of license sales and a different product mix in the quarter and nine month periods ended June 30, 2002, reflecting the economic slowdown and the significant decline in information technology spending. We recognized license revenues of $3.5 million and $0 for the quarters ended June 30, 2002 and 2001, respectively, and $10.7 million and $6.4 million for the nine month periods ended June 30, 2002 and 2001, respectively, from Softbank, a related party, pursuant to a long-term revenue commitment. Our strategic relationship with Softbank has not performed to our expectations, and we are reviewing ways to improve the performance of this relationship. The failure to realize future revenues from Softbank at committed levels could have a material adverse impact on our business. We expect the economic slowdown to continue to adversely impact our license business growth opportunity for the next few quarters and perhaps significantly longer.

Our revenue adjustments described in “Recent Event” caused license revenues for the three month periods ended June 30, 2002 and 2001 to increase by $279,000 and $752,000, respectively, and for the nine month periods ended June 30, 2002 and 2001 to decrease by $59,000 and $2.3 million, respectively.

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

Cost of Revenues

License

Cost of license revenues for the quarter ended June 30, 2002 was $0.5 million, a 79% decrease from cost of license revenues of $2.5 million for the quarter ended June 30, 2001. Cost of license revenues for the nine months ended June 30, 2002 was $2.7 million, an 84% decrease from cost of license revenues of $16.6 million for the nine months ended June 30, 2001. The decreases are primarily related to a reduction in royalties payable to third parties for integrated technology, lower co-sale fees due to the reduced number of certain alliance partner deals and a reduction in incremental costs associated with major upgrade introductions of our products.

Maintenance and service

Cost of maintenance and service revenues for the quarter ended June 30, 2002 was $11.0 million, a 15% decrease from cost of maintenance and service revenues of $13.0 million for the quarter ended June 30, 2001. Cost of maintenance and service revenues for the nine months ended June 30, 2002 was $31.1 million, a 45% decrease from cost of maintenance and service revenues of $56.6 million for the nine months ended June 30, 2001. The decreases are primarily attributable to reduced license sales resulting in decreased utilization of internal consultants related to implementations, reduced customer support and training costs, a reduction in incremental costs associated with major upgrade introductions of our products and, to a lesser extent, a decrease in headcount. As part of Ariba’s increased focus on delivering the Ariba Spend Management solutions to our customers, we have recently begun increasing headcount in our services organization which we expect will increase cost of maintenance and service revenues.

Operating Expenses

Sales and marketing

Sales and marketing expenses for the quarter ended June 30, 2002 were $19.5 million, a 68% decrease from sales and marketing expenses of $61.0 million for the quarter ended June 30, 2001. Sales and marketing expenses for the nine months ended June 30, 2002 were $66.9 million, a 72% decrease from sales and marketing expenses of $238.0 million for the nine months ended June 30, 2001. The decreases are primarily attributable to the reductions in force in fiscal 2001 and the quarter ended December 31, 2001 which resulted in fewer personnel and a reduction in overall compensation and benefits, a decrease in company-wide bonuses and sales commissions due to a decline in overall sales activity, a reduction in our marketing programs for tradeshows and customer advisory council meetings, a decrease in our provision for doubtful accounts and, to a lesser extent, reduced overhead. Although the restructuring of our operations in fiscal 2001 through the quarter ended March 31, 2002 reduced our sales and marketing expenses for the current quarter, these expenses may increase over the longer term. The adjustments described in “Recent Event” relating to compensation paid by a significant stockholder and director to a former executive increased sales and marketing expense for the three and nine month periods ended June 30, 2001 by $295,000 and $11.0 million, respectively.

Research and development

Research and development expenses for the quarter ended June 30, 2002 were $16.7 million, a decrease of 34% from research and development expenses of $25.4 million for the quarter ended June 30, 2001. Research and development expenses for the nine months ended June 30, 2002 were $48.6 million, a decrease of 32% from research and development expenses of $71.5 million for the nine months ended June 30, 2001. The decreases are primarily attributable to the reductions in force in fiscal 2001 and the quarter ended December 31, 2001 which resulted in fewer personnel and a reduction in overall compensation and benefits, a decrease in localization of our software and, to a lesser extent, reduced overhead. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. Although the restructuring of operations in fiscal 2001 through the quarter ended March 31, 2002 reduced our research and development expenses for the current quarter, these expenses may increase over the longer term.

General and administrative

General and administrative expenses for the quarter ended June 30, 2002 were $8.8 million, a decrease of 39% from general and administrative expenses of $14.5 million for the quarter ended June 30, 2001. General and administrative expenses for the nine months ended June 30, 2002 were $26.5 million, a decrease of 42% from general and administrative expenses of $45.8 million for the nine months ended June 30, 2001. The decreases are primarily attributable to the reductions in force in fiscal 2001 and the quarter ended December 31, 2001 which resulted in fewer personnel and a reduction in overall compensation and benefits, and, to a lesser extent, reduced overhead. Although the restructuring of our operations in fiscal 2001 through the quarter ended March 31, 2002 reduced our general and administrative expenses for the current quarter, these expenses may increase over the longer term.

Amortization of goodwill and other intangible assets

Our acquisitions of TradingDynamics, Tradex and SupplierMarket were accounted for under the purchase method of accounting. Accordingly, we recorded a total of $3.1 billion in goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired related to these acquisitions in fiscal 2000. The total amortization of goodwill and other intangible assets related to the acquisitions noted above totaled $75.7 million and $75.1 million for the quarters ended June 30, 2002 and 2001, respectively. The total amortization of goodwill and other intangible assets related to the acquisitions noted above totaled $227.7 million and $593.1 million for the nine month periods ended June 30, 2002 and 2001, respectively. The adjustments to goodwill described in “Recent Event” caused goodwill amortization expense to decrease by $3.5 million and $10.5 million for the three and nine month periods ended both June 30, 2002 and 2001, respectively.

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

The total amortization of goodwill and other intangible assets was $141.3 million and $140.7 million for the quarters ended June 30, 2002 and 2001, respectively. Total amortization of goodwill and other intangible assets was $424.5 million and $789.9 million for the nine month periods ended June 30, 2002 and 2001, respectively.

As of June 30, 2002, we had unamortized goodwill and other intangible assets of approximately $435.5 million which are being amortized on a straight-line basis over their total expected useful lives ranging from two years to three years. As a result of our planned adoption of SFAS No. 142 (see note 1 of notes to condensed consolidated financial statements) on October 1, 2002, amortization of the remaining goodwill with an expected net book value of approximately $176.4 million will cease. Other identifiable intangible assets with an expected net book value of approximately $117.5 million at October 1, 2002, will continue to be amortized over their remaining useful lives, substantially all of which will expire in the quarter ending March 31, 2003.

Business partner warrants

In the past, we have issued warrants for the purchase of our common stock to certain business partners which vested either immediately or vested contingent upon the achievement of certain milestones related to targeted revenue. For the quarters ended June 30, 2002 and 2001, we recognized business partner warrant expenses associated with these warrants totaling $0 and $19.0 million, respectively. For the nine month periods ended June 30, 2002 and 2001, we recognized business partner warrant expense associated with these warrants totaling $5.6 million and $27.8 million, respectively. Related to the business partner warrant expense for the quarter and nine months ended June 30, 2001, $1.2 million and $6.3 million, respectively, has been recorded as a reduction of revenues in accordance with EITF No. 01-9. See notes 1 and 8 of condensed consolidated financial statements for additional information.

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

In March 2000, in connection with a sales and marketing alliance agreement with a third party, we issued an unvested warrant to purchase up to 3,428,572 shares of our common stock at an exercise price of $87.50 per share. The business partner can partially vest in this warrant each quarter upon attainment of certain periodic milestones related to revenue targets. The warrant generally expires as to any earned or earnable portion when the milestone period expires or eighteen months after the specific milestone is met. The warrant can be earned over approximately a five-year period. Through September 30, 2001, the business partner vested in 982,326 shares of this warrant. During the nine months ended June 30, 2002, the business partner did not vest in any shares of this warrant and accordingly, no business partner warrant expense was recorded. A total of $8.5 million of business partner warrant expense was recorded for the nine months ended June 30, 2001 of which $2.7 million has been recorded as a reduction of revenues in accordance with EITF No. 01-9. See notes 1 and 8 of condensed consolidated financial statements for additional information. No amounts related to the unvested warrants are reflected in the accompanying condensed consolidated financial statements.

In April 2000, we entered into an agreement with a third party as part of our vertical industry strategy to obtain a major partner in the financial services industry. In connection with the agreement, we issued warrants to purchase up to 6,776,000 shares of our common stock at an exercise price based on the ten-day average of our stock price prior to the vesting date. Upon signing of this agreement, 1,936,000 shares of our common stock with a fair value of $56.2 million were immediately vested. The agreement provided that we would receive $25.0 million in guaranteed gainshare to be paid over a period of two years which we determined to represent payment for the vested warrants rather than revenue. Accordingly, $31.2 million representing the fair value of the vested warrants less the guaranteed gainshare was recorded as an intangible asset related to the strategic relationship to be amortized over the three year term of the agreement. During the third quarter of fiscal 2001, we determined that the carrying value of the intangible asset was impaired and wrote off the remaining net book value with a $17.7 million charge to business partner warrant expense. The guaranteed gainshare of $25.0 million was recorded as a receivable in “Other Current Assets” and as of December 31, 2001, $20.0 million remained outstanding. During the quarter ended March 31, 2002, this receivable’s outstanding balance of $20.0 million was settled for a cash payment of $15.0 million, which was received in April 2002, and the cancellation of the remaining unvested warrants to purchase 4,840,000 shares of our common stock. As a result, we recorded a charge of $5.6 million representing the uncollected receivable and related settlement costs as business partner warrant expense during the quarter ended March 31, 2002. A total of $7.9 million of business partner warrant expense related to this agreement was recorded for the nine months ended June 30, 2001, of which $3.6 million has been recorded as a reduction of revenues in accordance with EITF No. 01-9.

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

	Three months ended June 30,		Nine months ended June 30,
	2002	2001	2002	2001
	(As Restated)(1)		(As Restated)(1)
Cost of revenues	$734	$1,631	$2,551	$5,986
Sales and marketing	1,247	6,012	3,250	18,090
Research and development	(34)	2,664	(203)	8,231
General and administrative	1,378	19,148	6,181	40,547

Total	$3,325	$29,455	$11,779	$72,854

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements.

Our changes in the accounting for certain stock options issued by acquired companies caused stock-based compensation expense, net of the effect of cancellations, to increase by $284,000 and $510,000 for the three and nine month periods ended June 30, 2002, respectively, and to increase by $16.5 million and $23.8 million for the three and nine month periods ended June 30, 2001, respectively. See “Recent Event.”

As of June 30, 2002, we had an aggregate of approximately $9.2 million of deferred stock-based compensation remaining to be amortized.

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

There has been no impairment charge related to goodwill, other intangible assets or equity investments during the nine months ended June 30, 2002.

Merger related costs

On January 29, 2001, we signed a definitive agreement to acquire Agile Software Corporation (“Agile”), a provider of collaborative commerce solutions. However, Ariba and Agile mutually agreed to terminate their proposed merger without payment of any termination fees due to the existing challenging economic and market conditions. We incurred merger related costs totaling $3.6 million related to financial advisor and other professional fees during the quarter ended March 31, 2001. Our revenue and operating expense adjustments described in “Recent Event” reduced previously reported merger related costs by $5.0 million for the three and nine month periods ended June 30, 2001.

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

Provision for income taxes

We incurred operating losses for the three and nine month periods ended June 30, 2002 and 2001. We have recorded a valuation allowance for the full amount of the net deferred tax assets, as sufficient uncertainty exists that it is more likely than not that the deferred tax assets will not be realized. We incurred income tax expense of $1.0 million and $3.6 million during the quarters ended June 30, 2002 and 2001, respectively, and $3.0 million and $6.1 million during the nine month periods ended June 30, 2002 and 2001, respectively, primarily attributable to our international operations.

Liquidity and Capital Resources

As of June 30, 2002, we had $167.6 million in cash, cash equivalents and short-term investments, $80.2 million in long-term investments and $30.6 million in restricted cash, for total cash and investments of $278.4 million and $12.9 million in working capital. As of September 30, 2001, we had $217.9 million in cash, cash equivalents and short-term investments, $43.1 million in long-term investments and $32.6 million in restricted cash, for total cash and investments of $293.6 million and $68.9 million in working capital. Our working capital declined $56.0 million from September 30, 2001 to June 30, 2002, reflecting a reduction of current assets by $90.9 million (of which $37.1 million related to transfers of investments to non-current investments due to longer maturities) and a $34.9 million reduction of current liabilities.

As a result of the adjustments described in “Recent Event,” our condensed consolidated statements of cash flows have been restated to reflect the reclassification of amounts received in connection with business partner warrants from operating activities to financing activities. The effect of these adjustments is to increase net cash used in operating activities by $15.0 million and $5.0 million for the nine months ended June 30, 2002 and 2001, respectively, and to increase net cash provided by financing activities by $15.0 million and $5.0 million for the nine months ended June 30, 2002 and 2001, respectively.

Net cash used in operating activities was approximately $34.0 million for the nine months ended June 30, 2002, compared to $22.6 million of net cash used in operating activities for the nine months ended June 30, 2001. Net cash used in operating activities for the nine months ended June 30, 2002 is primarily attributable to decreases in accounts payable, accrued compensation and related liabilities, accrued liabilities and deferred revenue, and to a lesser extent, the net loss for the period (less non-cash expenses). These cash flows used in operating activities were partially offset by decreases in accounts receivable and, to a lesser extent, prepaid expenses and other assets and an increase in our restructuring and lease abandonment liabilities.

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

Net cash provided by financing activities was approximately $23.1 million for the nine months ended June 30, 2002 compared to $85.5 million of net cash provided by financing activities for the nine months ended June 30, 2001. Net cash provided by financing activities for the nine months ended June 30, 2002 is primarily from the proceeds related to the issuance of business partner warrants and the exercise of stock options reduced by the repurchase of our common stock and payment of capital lease obligations.

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

We Have a History of Losses and Expect to Incur Significant Additional Losses in the Future.

We had an accumulated deficit of approximately $4.0 billion as of June 30, 2002, including cumulative charges for the amortization of goodwill and other intangible assets totaling $2.0 billion, impairment of goodwill and other intangible assets totaling $1.4 billion, amortization of stock-based compensation totaling $130.1 million and business partner warrant expense totaling $68.9 million, of which approximately $9.0 million has been reclassified as a reduction of revenues due to the adoption of EITF No. 01-9. We expect to incur significant losses for the foreseeable future for a number of reasons, including the following:

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

As of June 30, 2002, we had unamortized goodwill and other intangible assets of approximately $435.5 million which are being amortized on a straight-line basis over their total expected useful lives ranging from two years to three years. As a result of our planned adoption of SFAS No. 142 (see note 1 of notes to condensed consolidated financial statements) on October 1, 2002, amortization of the remaining goodwill with an expected net book value of approximately $176.4 million will cease. Other identifiable intangible assets with an expected net book value of approximately $117.5 million at October 1, 2002 will continue to be amortized over their remaining useful lives, substantially all of which will expire in the quarter ending March 31, 2003. As a result of amortization of these intangible assets, we expect to incur significant losses at least through fiscal 2003 and perhaps beyond, even if our results of operations excluding amortization of intangible assets, deferred charges and special charges would otherwise be profitable.

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

Our Acquisitions Will, and Any Future Acquisitions May, Require Us to Incur Significant Charges for Intangible Assets.

Our acquisitions will, and any future acquisitions may, require us to incur significant charges for goodwill and other intangible assets, which will negatively affect our operating income. As of June 30, 2002, we had unamortized goodwill and other intangible assets of approximately $435.5 million which are being amortized on a straight-line basis over their total expected useful lives ranging from two years to three years. As a result of our planned adoption of SFAS No. 142 (see note 1 of notes to condensed consolidated financial statements) on October 1, 2002, amortization of the remaining goodwill with an expected net book value of approximately $176.4 million will cease. Other identifiable intangible assets with an expected net book value of approximately $117.5 million at October 1, 2002 will continue to be amortized over their remaining useful lives, substantially all of which will expire in the quarter ending March 31, 2003.

A Decline in Revenues May Have a Disproportionate Impact on Operating Results And Require Further Reductions in Our Operating Expense Levels.

Because our expense levels are relatively fixed in the near term for a given quarter and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results for that quarter. We incurred restructuring and lease abandonment charges of $57.1 million for the three months ended June 30, 2002. We may incur additional restructuring charges if we experience additional revenue declines.

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

We develop products in the United States and market our products in the United States, Latin America, Europe, Canada, Australia and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. For the quarters ended June 30, 2002 and 2001, approximately 30% and 21%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

Date:    April 11, 2003

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

Date:    April 11, 2003

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