Form 10-Q
period 2003-03-31
ARIBA INC
filed 2003-05-12
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the Quarter Ended March 31, 2003

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

Yes ☒        No ☐

On April 30, 2003, 266,784,111 shares of the registrant’s common stock were issued and outstanding.

ARIBA, INC.

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2003 and September 30, 2002	3

	Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 2003 and 2002*	4

	Condensed Consolidated Statements of Cash Flows for the six month periods ended March 31, 2003 and 2002*	5

	Notes to the Condensed Consolidated Financial Statements	6

* The Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows for the three and six month periods ended March 31, 2002 have been restated as discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 as filed on April 10, 2003 and its Quarterly Report on Form 10-Q/A for the three months ended March 31, 2002 as filed on April 11, 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	51

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 2.	Changes in Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Submission of Matters to a Vote of Securities Holders	54

Item 5.	Other Information	54

Item 6.	Exhibits and Reports on Form 8-K	54

	SIGNATURES	55

	CERTIFICATIONS	56

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2003	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$94,834	$86,935
Short-term investments	61,464	70,346
Restricted cash	1,519	800
Accounts receivable, net	10,788	7,984
Prepaid expenses and other current assets	11,296	15,590

Total current assets	179,901	181,655
Property and equipment, net	24,418	29,168
Long-term investments	75,866	87,970
Restricted cash	28,710	29,482
Other assets	1,609	2,428
Goodwill, net	180,840	176,451
Other intangible assets, net	—	117,464

Total assets	$491,344	$624,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,751	$15,187
Accrued compensation and related liabilities	28,063	30,411
Accrued liabilities	37,002	39,029
Restructuring costs	14,787	18,716
Deferred revenue	53,786	52,459
Current portion of other long-term liabilities	1,104	106

Total current liabilities	153,493	155,908
Restructuring costs, net of current portion	35,784	43,353
Deferred revenue, net of current portion	80,904	99,302
Other long-term liabilities, net of current portion	218	—

Total liabilities	270,399	298,563

Minority interests	16,683	15,027
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock	533	531
Additional paid-in capital	4,496,933	4,497,288
Deferred stock-based compensation	(722)	(4,507)
Accumulated other comprehensive loss	(1,365)	(1,412)
Accumulated deficit	(4,291,117)	(4,180,872)

Total stockholders’ equity	204,262	311,028

Total liabilities and stockholders’ equity	$491,344	$624,618

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Revenues:
License	$27,749	$25,171	$58,198	$48,298
Maintenance and service	31,525	32,216	62,805	63,806

Total revenues	59,274	57,387	121,003	112,104

Cost of revenues:
License	1,130	1,794	1,879	2,172
Maintenance and service (exclusive of stock-based compensation expense (benefit) of $35 and $634 for the three months ended March 31, 2003 and 2002, respectively, and $(708) and $1,816 for the six months ended March 31, 2003 and 2002, respectively)	11,916	10,356	22,053	20,065

Total cost of revenues	13,046	12,150	23,932	22,237

Gross profit	46,228	45,237	97,071	89,867

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $706 and $3,576 for the three months ended March 31, 2003 and 2002, respectively, and $1,206 and $2,003 for the six months ended March 31, 2003 and 2002, respectively and exclusive of business partner warrant expense of $5,562 for each of the three and six month periods ended March 31, 2002)	20,532	21,363	41,121	47,337
Research and development (exclusive of stock-based compensation expense (benefit) of $114 and $(205) for the three months ended March 31, 2003 and 2002 and $232 and $(169) for the six months ended March 31, 2003 and 2002, respectively)	13,874	16,261	27,832	31,851
General and administrative (exclusive of stock-based compensation expense of $342 and $1,139 for the three months ended March 31, 2003 and 2002, respectively, and $742 and $4,804 for the six months ended March 31, 2003 and 2002, respectively)	13,769	8,108	20,833	17,649
Amortization of goodwill and other intangible assets	48,950	141,289	117,464	283,218
Business partner warrants, net	—	5,562	—	5,562
Stock-based compensation	1,197	5,144	1,472	8,454
Restructuring and lease abandonment costs (benefit)	—	(158)	—	5,484

Total operating expenses	98,322	197,569	208,722	399,555

Loss from operations	(52,094)	(152,332)	(111,651)	(309,688)
Interest income	1,365	1,925	2,942	4,456
Interest expense	(3)	(104)	(13)	(119)
Other income (expense)	(746)	(86)	(1,080)	694

Net loss before income taxes	(51,478)	(150,597)	(109,802)	(304,657)
Provision for income taxes	105	904	443	1,995

Net loss	$(51,583)	$(151,501)	$(110,245)	$(306,652)

Net loss per share—basic and diluted	$(0.19)	$(0.59)	$(0.42)	$(1.19)

Weighted average shares used in computing net loss per share—basic and diluted	265,247	258,748	264,650	257,187

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31,
	2003	2002
Operating activities:
Net loss	$(110,245)	$(306,652)
Adjustments to reconcile net loss to net cash provided by operating activities:
Recovery of doubtful accounts	(1,017)	(2,157)
Depreciation and amortization	124,050	299,699
Stock-based compensation	1,472	8,454
Impairment (recovery) of leasehold improvements	—	(2,182)
Business partner warrant expense	—	5,562
Minority interests in net loss (income) of consolidated subsidiaries	1,476	(781)
Changes in operating assets and liabilities:
Accounts receivable	(1,787)	25,029
Prepaid expenses and other assets	5,113	2,487
Accounts payable	3,564	(11,867)
Accrued compensation and related liabilities	(2,348)	(15,108)
Accrued liabilities	(2,287)	(5,449)
Restructuring and lease abandonment costs	(11,498)	(12,648)
Deferred revenue	(17,071)	(9,855)

Net cash used in operating activities	(10,578)	(25,468)

Investing activities:
Purchases of property and equipment, net	(1,371)	(2,426)
Sales/purchases of investments, net	20,605	61,630
Business combinations	(3,272)	—
Allocations from restricted cash, net	53	1,997

Net cash provided by investing activities	16,015	61,201

Financing activities:
Repayments of lease obligations	(107)	(145)
Proceeds from issuance of common stock	2,140	8,703
Repurchase of common stock	—	(432)

Net cash provided by financing activities	2,033	8,126

Net increase in cash and cash equivalents	7,470	43,859
Effect of foreign exchange rate changes	429	(3,362)
Cash and cash equivalents at beginning of period	86,935	71,971

Cash and cash equivalents at end of period	$94,834	$112,468

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

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared by the management of the Company and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2003. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 filed on April 10, 2003 with the Securities and Exchange Commission (“SEC”).

Restatement

As a result of a review it initiated in December 2002, the Company has restated its consolidated financial statements for the fiscal years ended September 30, 2000 and 2001 and for the quarters ended December 31, 1999 through June 30, 2002. It has also adjusted the consolidated financial statement information for the quarter and fiscal year ended September 30, 2002 originally announced on October 23, 2002 and for the quarter ended December 31, 2002 originally announced on January 23, 2003. Ariba’s condensed consolidated statements of operations for the three and six month periods ended March 31, 2002 have been restated as discussed in its Annual Report on Form 10-K for the year ended September 30, 2002 filed on April 10, 2003 and its Quarterly Report on Form 10-Q/A for the three months ended March 31, 2002 filed on April 11, 2003.

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

No customer accounted for more than 10% of total revenues for the quarter ended March 31, 2003, while one customer accounted for 11% of total revenues for the quarter ended March 31, 2002. No customer accounted for more than 10% of total revenues for the six months ended March 31, 2003 and 2002. There were no individual customers with net accounts receivable comprising more than 10% of total net accounts receivable as of March 31, 2003 and September 30, 2002.

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

Adoption of accounting standards

On October 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, goodwill and other intangible assets with indefinite useful lives are no longer amortized, but instead are tested for impairment annually. Other intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As of the date of adoption, the Company had a remaining unamortized goodwill balance of $176.4 million which would have otherwise resulted in additional amortization expense of $49.0 million for the quarter ended March 31, 2003. A transitional goodwill impairment test was required under SFAS No. 142 as of the date of adoption. During the quarter ended December 31, 2002, the Company completed the transitional goodwill impairment test and was not required to record an impairment charge upon completion of the test. As a result of the adoption of SFAS No. 142, neither the useful lives nor the residual value of the intangible assets acquired required adjustment. Furthermore, reclassifications of existing intangible assets to conform with new classification criteria in SFAS No. 141 were not required. The Company will perform an annual goodwill impairment test during the fourth quarter of each fiscal year. There can be no assurance that at the time the test is completed an impairment charge may not be recorded.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities and nullifies EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore does not meet the requirement for recognizing a liability and related expense. SFAS No. 146 only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. The Company adopted SFAS No. 146 in the quarter ended March 31, 2003. The adoption of SFAS No. 146 did not have a significant impact on the Company’s condensed consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s condensed consolidated financial statements. The Company has adopted the disclosure provisions as required. See Note 4 of Notes to Condensed Consolidated Financial Statements.

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

The Company’s customers include certain suppliers from whom, on occasion, the Company has purchased goods or services for the Company’s operations at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated at terms the Company considers to be arm’s-length. To the extent that the fair value of either the software sold or the goods or services purchased in concurrent transactions cannot be reliably determined, revenues are reduced by the cost of the goods or services acquired. Revenues for the three and six month periods ended March 31, 2003 and 2002 were not affected by such transactions.

Equity instruments received in conjunction with licensing transactions are recorded at their estimated fair market value and included in the measurement of the related license revenue in accordance with Emerging Issues Task Force (EITF) No. 00-8, Accounting by a Grantee for an Equity Investment to Be Received in Conjunction with Providing Goods and Services. For the quarters ended March 31, 2003 and 2002, the Company recorded revenue of $454,000 and $966,000, respectively, while for the six months ended March 31, 2003 and 2002, the Company recorded revenue of $921,000 and $1.9 million, respectively based on equity received in such transactions. These transactions were originated in fiscal 2000.

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

In November 2001, the Emerging Issues Task Force reached consensus on EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. The Company adopted EITF No. 01-9 in the quarter ended March 31, 2002. EITF No. 01-9 requires that consideration, including warrants, given by a vendor to a customer or a reseller of the vendor’s products be classified in the vendor’s financial statements as a reduction of revenue in certain circumstances. There was no reduction in revenue associated with this reclassification for the quarters ended March 31, 2003 and 2002. In addition, no consideration requiring such reclassification is expected in future periods.

In January 2002, the Financial Accounting Standards Board (FASB) issued EITF No. 01-14 (formerly EITF Topic No. D-103), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF No. 01-14 requires that reimbursements received for out-of-pocket expenses be characterized as revenue in the income statement. The Company adopted EITF No. 01-14 in the quarter ended June 30, 2002. The adoption of EITF No. 01-14 did not have a significant impact on the Company’s condensed consolidated financial statements.

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

Had compensation cost been recognized based on the fair value at the date of grant for options granted and Employee Stock Purchase Plan issuances during the three and six month periods ended March 31, 2003 and 2002, the Company’s pro forma net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Reported net loss	$(51,583)	$(151,501)	$(110,245)	$(306,652)
Add back employee stock-based compensation expense related to stock options included in reported net loss	572	3,703	368	2,851
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards	(2,810)	(25,464)	(4,831)	(50,170)

Pro forma net loss	$(53,821)	$(173,262)	$(114,708)	$(353,971)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Reported basic and diluted net loss per share	$(0.19)	$(0.59)	$(0.42)	$(1.19)

Pro forma basic and diluted net loss per share	$(0.20)	$(0.67)	$(0.43)	$(1.38)

Recent accounting pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure-an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock–Based Compensation, and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro forma disclosures when the intrinsic value method continues to be used. SFAS No. 148 is effective for fiscal years ending after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a significant impact on the Company’s condensed consolidated financial statements. See Note 7 of Notes to Condensed Consolidated Financial Statements. The Company will continue to apply the intrinsic value based method of accounting prescribed by APB 25, Accounting for Stock Issued to Employees.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003 the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. The Company does not have any variable interest entities, therefore this Interpretation is not expected to have an impact on its condensed consolidated financial statements.

Note 2—Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of March 31, 2003 and September 30, 2002 consisted of the following (in thousands):

	March 31, 2003			September 30, 2002
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Goodwill	$869,327	$(688,487)	$180,840	$864,938	$(688,487)	$176,451

Other Intangible Assets
Covenants not-to-compete	1,300	(1,300)	—	1,300	(1,173)	127
Core technology	17,392	(17,392)	—	17,392	(13,194)	4,198
Intellectual property agreement	786,929	(786,929)	—	786,929	(673,790)	113,139

Total	$805,621	$(805,621)	$—	$805,621	$(688,157)	$117,464

On January 28, 2003, the Company acquired privately-held Goodex AG (“Goodex”), a European sourcing services provider. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

The purchase price of approximately $3.3 million consisted of a net cash payment totaling $2.2 million and $1.1 million of direct transaction costs related to the merger. Of the total purchase price, $465,000 was allocated to property and equipment, $1.0 million to current assets and $2.6 million of liabilities assumed, excluding property and equipment, and the remainder was allocated to goodwill ($4.4 million). As part of the merger agreement the Company incurred $750,000 of severance costs that have been included as part of the $1.1 million of transaction costs.

As of March 31, 2003, the Company had unamortized goodwill and other intangible assets of approximately $180.8 million. Other intangible assets have been amortized on a straight-line basis over their total expected useful lives ranging from two to three years. As a result of its adoption of SFAS No. 142 on October 1, 2002 the Company ceased amortization of the remaining goodwill that had a net book value of approximately $176.4 million as of October 1, 2002. Other identifiable intangible assets which include covenants not-to-compete, core technology and an intellectual property agreement were fully amortized over their remaining useful lives, all of which expired in the quarter ended March 31, 2003.

The weighted average amortization periods for covenants not-to-compete, core technology, and the intellectual property agreement were one year, three years and three years, respectively.

Amortization of other intangible assets was $49.0 million and $117.5 million for the three and six month periods ended March 31, 2003, respectively, and amortization of goodwill and other intangible assets was $141.3 million and $283.2 million for the three and six month periods ended March 31, 2002, respectively. The following table reconciles the reported net loss and basic and diluted net loss per share for the three and six month periods ended March 31, 2003 and 2002 as if the provisions of SFAS No. 142 were in effect for all periods:

Net loss

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Reported net loss	$(51,583)	$(151,501)	$(110,245)	$(306,652)
Add back goodwill amortization	—	72,296	—	145,641

Adjusted net loss	$(51,583)	$(79,205)	$(110,245)	$(161,011)

Basic and diluted net loss per share

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Reported basic and diluted net loss per share	$(0.19)	$(0.59)	$(0.42)	$(1.19)
Add back goodwill amortization	—	0.28	—	0.56

Adjusted basic and diluted net loss per share	$(0.19)	$(0.31)	$(0.42)	$(0.63)

Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition of intangible assets separate from goodwill. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. For intangible assets identified as having indefinite useful lives, the Company was required to test those intangible assets for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment was measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. The results of this analysis did not require the Company to recognize an impairment loss. There was no impact on the Company’s condensed consolidated financial statements upon adoption of SFAS No. 142.

Note 3—Income Taxes

The Company incurred operating losses for the three and six month periods ended March 31, 2003 and March 31, 2002. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets, as sufficient uncertainty exists that it is more likely than not that the deferred tax assets would not be realized. For the three month periods ended March 31, 2003 and 2002, the Company incurred income tax expense of $105,000 and $904,000, respectively, and for the six month periods ended March 31, 2003 and 2002, the Company incurred income tax expense of $443,000 and $2.0 million, respectively, primarily attributable to state and foreign taxes.

Note 4—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for the Company’s headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are approximately $2.3 million and escalate annually with the total future minimum lease payments amounting to $328.5 million over the remaining lease term. The Company also contributed $80.0 million towards leasehold improvement costs of the facility and for the purchase of equipment and furniture, of which approximately $49.2 million was written off in connection with the abandonment of excess facilities. As part of this lease agreement, the Company is required to hold certificates of deposit totaling $25.7 million as of March 31, 2003, as a form of security through fiscal year 2013, which is classified as restricted cash on the Company’s condensed consolidated balance sheets.

Restructuring and lease abandonment costs

In fiscal year 2001, the Company initiated a restructuring program to conform its expense and revenue levels and to better position the Company for growth and profitability. As part of this program, the Company restructured its worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities.

There were no restructuring and lease abandonment costs for the quarter ended March 31, 2003. There was a restructuring and lease benefit of $158,000 for the quarter ended March 31, 2002. The following table details restructuring activity through March 31, 2003 (in thousands):

	Severance and benefits	Lease abandonment costs	Total
Accrued restructuring costs as of September 30, 2002	$103	$61,966	$62,069
Cash paid	(22)	(6,794)	(6,816)

Accrued restructuring costs as of December 31, 2002	81	55,172	55,253
Cash paid	(8)	(4,674)	(4,682)

Accrued restructuring costs as of March 31, 2003	$73	$50,498	50,571

Less: current portion			14,787

Accrued restructuring costs, less current portion			$35,784

Worldwide workforce reduction

Severance and benefits primarily include involuntary termination and health benefits, outplacement costs and payroll taxes. During the quarter ended March 31, 2003, an immaterial amount of severance and benefits costs was paid.

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

During the quarter ended March 31, 2003, the Company made net cash payments totaling $4.7 million relating to the abandoned facilities. As of March 31, 2003, $50.5 million of lease abandonment costs, net of anticipated sublease income of $221.8 million, remains accrued and is expected to be utilized by fiscal 2013. Actual sublease payments due to the Company under noncancelable subleases of excess facilities totaled $73.2 million as of March 31, 2003, and the remainder of anticipated sublease income represents management’s best estimates. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at March 31, 2003, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, as of March 31, 2003, a change in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would change the estimated lease abandonment loss of the Company’s Sunnyvale, California headquarters by approximately $7.7 million.

Estimated Warranty Costs

The Company generally warrants its products for one year after sale and a provision for estimated warranty costs is recorded at the time of sale. The table below reflects a summary of activity of the Company’s continuing operations for warranty obligation for three months ended March 31, 2003: (in thousands)

Balance at December 31, 2002	$2,028
Recovery of warranty obligations	(614)
Application of warranty obligations	(96)

Balance at March 31, 2003	$(1,318)

Litigation

IPO Class Action Litigation

Between March 20, 2001 and June 5, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, certain of its current or former officers and directors and three of the underwriters of its initial public offering. These actions were purported to be brought on behalf of purchasers of the Company’s common stock in the period from June 23, 1999, the date of the Company’s initial public offering, to December 23, 1999 (or in some cases, to December 5 or 6, 2000), and made certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s initial public offering.

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

General

The Company is also subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimable and probable losses in its condensed consolidated financial statements for those matters where it believes that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving the Company will not have a material adverse effect on its business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on the Company’s business, results of operations or financial condition or that the amount of accrued losses is sufficient for any actual losses that may be incurred.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of March 31, 2003. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s business, results of operations or financial condition.

Note 5—Minority Interests in Subsidiaries

As of March 31, 2003, minority interests of approximately $16.7 million are recorded on the condensed consolidated balance sheet in order to reflect the share of the net assets of Nihon Ariba K.K. and Ariba Korea, Ltd. held by minority investors. In addition, the Company recognized approximately $948,000 and $86,000 as an increase to other loss for the minority interests’ share in operating results of these majority-owned subsidiaries for the quarters ended March 31, 2003 and 2002, respectively. For the six month periods ended March 31, 2003 and 2002, the Company recognized approximately $1.5 million and $(781,000) as an increase (decrease) to other loss for the minority interests’ share in operating results of these majority-owned subsidiaries, respectively.

Note 6—Segment Information

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

Information regarding revenue for the three and six month periods periods ended March 31, 2003 and 2002 and long-lived assets in geographic areas as of March 31, 2003 and September 30, 2002, is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Revenues:
United States	$41,764	$37,830	$81,781	$76,720
Japan	6,579	7,875	13,807	11,469
Other international	10,931	11,682	25,415	23,915

Total	$59,274	$57,387	$121,003	$112,104

	March 31, 2003	September 30, 2002
Long-Lived Assets:
United States	$204,504	$322,017
International	1,202	2,156

Total	$205,706	$324,173

Approximately 11% of total revenues for the three months ended March 31, 2002 were from entities affiliated with Softbank, a related party. Revenues are attributed to countries based on the location of the Company’s customers. The Company’s international revenues were derived from sales in Europe, Canada, Asia, Australia and Latin America. The Company had net liabilities of $15.1 million and $67.9 million related to its international locations as of March 31, 2003 and September 30, 2002, respectively.

Note 7—Stockholders’ Equity

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

Stock Option Exchange Program

On February 8, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, Ariba employees were given the opportunity to cancel outstanding stock options previously granted to them in exchange for replacement options to be granted at a future date, at least six months and a day from the cancellation date, which was May 14, 2001. On December 3, 2001, the grant of replacement options to participating employees was approved resulting in the issuance of options for approximately 7.8 million shares of common stock. Each participant employee received, for each option included in the exchange, one replacement option. The exercise price of each replacement option is $4.02 per share, which was the fair market value of the Company’s common stock on December 3, 2001. The replacement options have terms and conditions that are substantially the same as those of the canceled options. In the quarter ended June 30, 2001, the Company recorded $16.5 million of stock-based compensation expense pursuant to the stock option exchange program. Members of the Company’s Board of Directors and its officers and senior executives did not participate in this program.

Warrants

In March 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued an unvested warrant to purchase up to 3,428,572 shares of the Company’s common stock at an exercise price of $87.50 per share. Of the total shares underlying the warrant, 2,571,429 shares have expired unexercised and 857,143 shares remain unvested as of March 31, 2003. These unvested shares, if they remain unvested, will expire on a quarterly basis through March 2005. The business partner can partially vest in this warrant each quarter upon attainment of certain periodic milestones related to revenue targets. The warrant generally expires as to any earned or earnable portion when the milestone period expires or eighteen months after the specific milestone is met. The warrant can be earned over an approximately five-year period. During the quarter ended March 31, 2003, the business partner did not vest in any shares of this warrant and accordingly, no business partner warrant expense was recorded. No amounts related to the unvested warrants are reflected in the accompanying condensed consolidated financial statements.

Deferred stock-based compensation

The Company has recorded deferred stock-based compensation totaling approximately $263.7 million from inception through March 31, 2003. Of this amount, $38.4 million related to the issuance of stock options prior to the Company’s initial public offering in June 1999 and $71.0 million and $124.6 million related to the acquisitions of TradingDynamics, Inc. and SupplierMarket.com, Inc., respectively, each consummated in fiscal year 2000. These amounts are amortized in accordance with Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans over the vesting period of the individual options and restricted common stock, generally between two to five years.

During fiscal year 2000, certain individuals received stock options from companies acquired by the Company shortly before such acquisitions. The total intrinsic value and fair value for the options granted was $71.0 million and $40.5 million, respectively. The intrinsic value of these options was recorded as deferred stock-based compensation and is being amortized over the four year vesting period using an accelerated method consistent with FIN 28. The compensation charge recorded for these options was zero and $284,000 for the quarters ended March 31, 2003 and 2002, respectively. In addition, certain consultants to these companies received options that vested based on providing services to the Company. The compensation charge recorded for these options was zero for each of the quarters ended March 31, 2003 and 2002.

For the quarters ended March 31, 2003 and 2002, the Company recorded $1.2 million and $5.1 million of stock-based compensation, respectively. For the six month periods ended March 31, 2003 and 2002, the Company recorded $1.5 million and $8.5 million of stock-based compensation, respectively. As of March 31, 2003, the Company had an aggregate of approximately $722,000 of deferred stock-based compensation remaining to be amortized.

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the quarters ended March 31, 2003 and 2002 are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net loss	$(51,583)	$(151,501)	$(110,245)	$(306,652)
Unrealized loss on securities	(192)	(1,036)	(382)	(1,837)
Foreign currency translation adjustments	(358)	(137)	429	(3,362)

Comprehensive loss	$(52,133)	$(152,674)	$(110,198)	$(311,851)

The income tax effects related to unrealized losses on securities and foreign currency translation adjustments are not considered material.

The components of accumulated other comprehensive loss as of March 31, 2003 and September 30, 2002 are as follows (in thousands):

	March 31, 2003	September 30, 2002
Unrealized gain on securities	$1,520	$1,902
Foreign currency translation adjustments	(2,885)	(3,314)

Accumulated other comprehensive loss	$(1,365)	$(1,412)

Note 8—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net loss	$(51,583)	$(151,501)	$(110,245)	$(306,652)

Weighted-average common shares outstanding	266,714	263,955	266,594	262,829
Less: Weighted-average common shares subject to repurchase	(1,467)	(5,207)	(1,944)	(5,642)

Weighted-average common shares used in computing basic and diluted net loss per common share	265,247	258,748	264,650	257,187

Basic and diluted net loss per common share	$(0.19)	$(0.59)	$(0.42)	$(1.19)

At March 31, 2003 and 2002, 49,598,971 and 48,010,101 potential common shares, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive. Of these, 857,143 shares and 2,446,246 shares at March 31, 2003 and 2002, respectively, would be issuable under certain warrants contingent upon completion of certain revenue milestones.

The weighted-average exercise price of stock options outstanding as of March 31, 2003 and 2002, was $3.49 and $4.08, respectively. The weighted average repurchase price of unvested stock was $0.00 and $0.14 as of March 31, 2003 and 2002, respectively. The weighted average exercise price of warrants outstanding at each of March 31, 2003 and 2002 was $87.50.

Note 9—Related Party Transactions

In the first and third quarters of fiscal 2001, the Company sold approximately 41% of its consolidated subsidiary, Nihon Ariba K.K., and approximately 42% of its consolidated subsidiary, Ariba Korea, Ltd., respectively, to Softbank, a Japanese corporation and its subsidiaries (collectively, “Softbank”). An affiliate of Softbank also received the right to distribute Ariba products from these subsidiaries in their respective jurisdictions. Related to transactions with Softbank, the Company recorded revenue of $5.9 million and $6.6 million for the quarters ended March 31, 2003 and 2002 and $12.0 million and $9.2 million for the six month periods ended March 31, 2003 and 2002, respectively, pursuant to a long-term revenue commitment.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading “Risk Factors” and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K as filed with the SEC on April 10, 2003.

Recent Event

As a result of a review we initiated in December 2002, we have restated our consolidated financial statements for the fiscal years ended September 30, 2000 and 2001 and for the quarters ended December 31, 1999 through June 30, 2002. We have also adjusted the consolidated financial statement information for the quarter and fiscal year ended September 30, 2002 originally announced on October 23, 2002 and for the quarter ended December 31, 2002 originally announced on January 23, 2003. Ariba’s condensed consolidated statements of operations for the three and six month periods ended March 31, 2002 have been restated as discussed in our Annual Report on Form 10-K for the year ended September 30, 2002 as filed on April 10, 2003 and our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2002 as filed on April 11, 2003.

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

We were incorporated in Delaware in September 1996 and from that date through March 1997 were in the development stage, conducting research and developing our initial products. In March 1997, we began selling our products and related services and currently market them in North America, Latin America, Europe, Asia, Australia and the Middle East primarily through our direct sales force and indirect sales channels.

We have incurred significant losses since inception. As of March 31, 2003, we had an accumulated deficit of approximately $4.3 billion, including cumulative charges for the amortization of goodwill and other intangible assets totaling $2.3 billion, impairment of goodwill and other intangible assets totaling $1.4 billion, business partner warrant expense totaling $68.9 million, of which $9.0 million has been reclassified as a reduction of revenues due to our adoption of EITF No. 01-9, and amortization of stock-based compensation totaling $134.5 million.

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

On January 28, 2003, we acquired privately-held Goodex AG (“Goodex”), a European sourcing services provider. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price of $3.3 million allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

As a result of our adoption of SFAS No. 142 on October 1, 2002 we ceased amortization of the remaining goodwill that had a net book value of approximately $176.4 million as of October 1, 2002. As of March 31, 2003, we had unamortized goodwill and other intangible assets of approximately $180.8 million which includes $4.4 million of goodwill related to the recently completed Goodex acquisition. Other intangible assets have been amortized on a straight-line basis over their total expected useful lives ranging from two to three years. Other identifiable intangible assets which include covenants not-to-compete, core technology and an intellectual property agreement were fully amortized as of March 31, 2003. See Note 2 of Notes to Condensed Consolidated Financial Statements for more detailed information.

In connection with certain stock options granted to our employees, stock options issued pursuant to the TradingDynamics and SupplierMarket acquisitions and restricted common stock issued to certain senior executives, officers and employees, we have recorded deferred stock-based compensation totaling approximately $263.7 million from inception through March 31, 2003. Of this amount, $71.0 million and $124.6 million related to the acquisitions of TradingDynamics and SupplierMarket, respectively, were recorded in fiscal year 2000. Deferred stock-based compensation is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the options and restricted stock. During the quarter ended March 31, 2003, we recorded $1.2 million of related stock-based compensation amortization expense. As of March 31, 2003, we have approximately $722,000 of deferred stock-based compensation remaining to be amortized. The amortization of the remaining deferred stock-based compensation is expected to result in additional charges to operations through fiscal year 2007. The amortization of stock-based compensation is presented as a separate component of operating expenses in our Condensed Consolidated Statements of Operations. See Note 7 of Notes to Condensed Consolidated Financial Statements for more detailed information.

During fiscal year 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. In addition, we implemented a further reduction of our worldwide workforce during the quarter ended December 31, 2001 and recorded an additional restructuring charge in the quarter ended June 30, 2002 related to our abandonment of certain operating leases as part of our program to restructure our operations and related facilities. Our recent restructurings have placed significant demands on our management and operational resources. To position our company for future growth, we must continue to invest in and implement scalable operational systems, procedures and controls. We must also be able to recruit and retain qualified employees and expect any future expansion to continue to challenge our ability to hire, train, manage and retain our employees. As of March 31, 2003, we had 875 full-time employees. See Note 4 of Notes to Condensed Consolidated Financial Statements for more detailed information.

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

Lease abandonment costs

We initially recorded a significant restructuring charge in the third quarter of fiscal year 2001 upon abandoning certain operating leases as part of our program to restructure our operations and related facilities and we recorded an additional charge in the third quarter of fiscal year 2002. In the quarter ended June 30, 2002, we revised our estimates and expectations for our corporate headquarters and field offices disposition efforts as a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued sharp declines in market conditions in the commercial real estate market in Northern California. Lease abandonment costs for the abandoned facilities were estimated to include the impairment of leasehold improvements, remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which were achieved using market trend information analyses provided by a commercial real estate brokerage firm retained by us. Each reporting period we review these estimates, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, as of March 31, 2003, a change in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would change the estimated lease abandonment loss of our Sunnyvale, California headquarters by approximately $7.7 million.

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

Pro Forma Financial Results

We prepare and release quarterly unaudited consolidated financial statements prepared in accordance with GAAP. In the past we have also disclosed and discussed certain pro forma financial information. This pro forma financial information excluded certain non-cash and special charges, consisting primarily of the amortization of goodwill and other intangible assets, impairment of goodwill and equity investments, business partner warrants expense, stock-based compensation and restructuring and lease abandonment costs. However, we urged investors to carefully review the financial information prepared in accordance with GAAP included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, compare GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, and read the associated reconciliation. We do not expect to disclose pro forma financial results in the future.

Results of Operations

The following table sets forth statements of operations data for the periods indicated (in thousands, except per share data). The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q which, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Form 10-K for the fiscal year ended September 30, 2002 filed with the SEC on April 10, 2003.

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Revenues:
License	$27,749	$25,171	$58,198	$48,298
Maintenance and service	31,525	32,216	62,805	63,806

Total revenues	59,274	57,387	121,003	112,104

Cost of revenues:
License	1,130	1,794	1,879	2,172
Maintenance and service (exclusive of stock-based compensation expense (benefit) of $35 and $634 for the three months ended March 31, 2003 and 2002, respectively, and $(708) and $1,816 for the six months ended March 31, 2003 and 2002, respectively)	11,916	10,356	22,053	20,065

Total cost of revenues	13,046	12,150	23,932	22,237

Gross profit	46,228	45,237	97,071	89,867

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $706 and $3,576 for the three months ended March 31, 2003 and 2002, respectively, and $1,206 and $2,003 for the six months ended March 31, 2003 and 2002, respectively and exclusive of business partner warrant expense of $5,562 for each of the three and six month periods ended March 31, 2002)	20,532	21,363	41,121	47,337
Research and development (exclusive of stock-based compensation expense (benefit) of $114 and $(205) for the three months ended March 31, 2003 and 2002, respectively, and $232 and $(169) for the six months ended March 31, 2003 and 2002, respectively)	13,874	16,261	27,832	31,851
General and administrative (exclusive of stock-based compensation expense of $342 and $1,139 for the three months ended March 31, 2003 and 2002, respectively, and $742 and $4,804 for the six months ended March 31, 2003 and 2002, respectively)	13,769	8,108	20,833	17,649
Amortization of goodwill and other intangible assets	48,950	141,289	117,464	283,218
Business partner warrants, net	—	5,562	—	5,562
Stock-based compensation	1,197	5,144	1,472	8,454
Restructuring and lease abandonment costs (benefit)	—	(158)	—	5,484

Total operating expenses	98,322	197,569	208,722	399,555

Loss from operations	(52,094)	(152,332)	(111,651)	(309,688)
Interest income	1,365	1,925	2,942	4,456
Interest expense	(3)	(104)	(13)	(119)
Other income (expense)	(746)	(86)	(1,080)	694

Net loss before income taxes	(51,478)	(150,597)	(109,802)	(304,657)
Provision for income taxes	105	904	443	1,995

Net loss	$(51,583)	$(151,501)	$(110,245)	$(306,652)

Net loss per share—basic and diluted	$(0.19)	$(0.59)	$(0.42)	$(1.19)

Weighted average shares used in computing net loss per share—basic and diluted	265,247	258,748	264,650	257,187

Comparison of the Three and Six Month Periods Ended March 31, 2003 and 2002

Revenues

License

License revenues for the quarter ended March 31, 2003 were $27.7 million, a 10% increase over license revenues of $25.2 million for the quarter ended March 31, 2002. License revenues for the six months ended March 31, 2003 were $58.2 million, a 20% increase over license revenues of $48.3 million for the quarter ended March 31, 2002. These increases are primarily attributable to an expansion of our customer base in our domestic operations, new product introductions and enhancements, the timing of revenue recognition of certain large contracts and, for the six months ended March 31, 2003, revenue from Softbank as discussed below. As previously announced, license revenues of $30.5 million for the quarter ended December 31, 2002 were higher than expected. Because of softness in the current economic climate, we anticipate that license revenues for the quarter ended June 30, 2003 will be down compared to the quarter ended March 31, 2003. In addition, we have experienced and expect to continue to experience declines in deferred revenue that may adversely impact revenues over the long term.

We recognized license revenues of $4.7 million and $5.3 million for the quarters ended March 31, 2003 and 2002, and $9.8 million and $7.1 million for the six months ended March 31, 2003 and 2002, respectively, from Softbank, a related party, pursuant to a long-term revenue commitment. These amounts represent 17% and 21% of license revenues for the quarters ended March 31, 2003 and 2002, respectively, and 17% and 15% of license revenues for the six months ended March 31, 2003 and 2002, respectively. Our strategic relationship with Softbank has not performed to our expectations. We have in the past extended the time period over which Softbank must provide committed levels of revenue, thereby reducing their quarterly revenue commitments. Softbank is not currently in compliance with the performance levels contemplated by our strategic relationship, and we are currently in discussions to renegotiate our agreements with Softbank. There is no assurance we can achieve a mutually satisfactory amendment of these agreements. The failure to realize future revenues from Softbank at committed levels could have a material adverse impact on our business.

Maintenance and service

Maintenance and service revenues for the quarter ended March 31, 2003 were $31.5 million, a 2% decrease from maintenance and service revenues of $32.2 million for the quarter ended March 31, 2002. Maintenance and service revenues for the six months ended March 31, 2003 were $62.8 million, a 2% decrease from maintenance and service revenues of $63.8 million for the six months ended March 31, 2002. These decreases principally relate to reduced maintenance revenues for our Marketplace and Dynamic Trade products and the deferral of maintenance and service revenues for contracts entered into in the current quarter where the recognition of revenue is conditioned upon delivery of future service elements.

Cost of Revenues

License

Cost of license revenues for the quarter ended March 31, 2003 was $1.1 million, a 37% decrease from cost of license revenues of $1.8 million for the quarter ended March 31, 2002. Cost of license revenues for the six months ended March 31, 2003 was $1.9 million, a 13% decrease from cost of license revenues of $2.2 million for the six months ended March 31, 2002. The decreases are primarily related to decreases in warranty costs and a reduction in royalties payable to third parties for integrated technology.

Maintenance and service

Cost of maintenance and service revenues for the quarter ended March 31, 2003 was $11.9 million, a 15% increase over cost of maintenance and service revenues of $10.4 million for the quarter ended March 31, 2002.

Cost of maintenance and service revenues for the six months ended March 31, 2003 was $22.1 million, a 10% increase over cost of maintenance and service revenues of $20.1 million for the six months ended March 31, 2002. These increases are primarily attributable to increased headcount in our services organization and utilization of internal consultants related to implementations, offset by reductions in maintenance support and warranty costs.

Operating Expenses

Sales and marketing

Sales and marketing expenses include costs associated with our sales and marketing personnel and product marketing personnel and consist primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses, travel and entertainment expenses related to these personnel and the provision for doubtful accounts. Sales and marketing expenses for the quarter ended March 31, 2003 were $20.5 million, a 4% decrease from sales and marketing expenses of $21.4 million for the quarter ended March 31, 2002. Sales and marketing expenses for the six months ended March 31, 2003 were $41.1 million, a 13% decrease from sales and marketing expenses of $47.3 million for the six months ended March 31, 2002. These decreases are primarily attributable to a decrease in our provision for doubtful accounts, a reduction in fees paid to outside professional service providers and reduced overhead, offset by an increase in compensation and benefits. These expenses may increase over the longer term.

Research and development

Research and development expenses include costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily include employee compensation and benefits, consulting costs and the cost of software development tools and equipment. Research and development expenses for the quarter ended March 31, 2003 were $13.9 million, a decrease of 15% from research and development expenses of $16.3 million for the quarter ended March 31, 2002. Research and development expenses for the six months ended March 31, 2003 were $27.8 million, a decrease of 13% from research and development expenses of $31.9 million for the six months ended March 31, 2002. These decreases are primarily attributable to a reduction in fees paid to outside service providers and reduced overhead, offset by an increase in compensation and benefits. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. These expenses may increase over the longer term.

General and administrative

General and administrative expenses consist primarily of compensation and benefits costs for executive, finance and administrative personnel and fees to outside professional service providers. General and administrative expenses for the quarter ended March 31, 2003 were $13.8 million, an increase of 70% from general and administrative expenses of $8.1 million for the quarter ended March 31, 2002. General and administrative expenses for the six months ended March 31, 2003 were $20.8 million, an increase of 18% from general and administrative expenses of $17.6 million for the six months ended March 31, 2002. These increases are primarily attributable to increases in fees to outside professional service providers in connection with our recently completed accounting review and increases in other administrative fees, offset by a reduction in compensation and benefits. Over the near term and perhaps for much longer, we expect to incur significant fees and expenses relating to our recently completed accounting review and our ongoing legal proceedings, including litigation relating to the recent restatement of our consolidated financial statements.

Amortization of goodwill and other intangible assets

On January 28, 2003, the Company acquired privately-held Goodex, a European sourcing services provider. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price of $3.3 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

Our acquisitions of TradingDynamics, Tradex and SupplierMarket were accounted for under the purchase method of accounting. Accordingly, we recorded a total of $3.1 billion in goodwill and other intangible assets in fiscal year 2000 representing the excess of the purchase price paid over the fair value of net assets acquired related to these acquisitions.

In fiscal year 2000, we sold 5,142,858 shares of common stock with a fair market value of $834.4 million to an independent third party in connection with an intellectual property agreement. As part of the sale we received intellectual property and $47.5 million in cash. The intellectual property was valued at the difference between the fair market value of the stock being exchanged and the cash received, which is $786.9 million. This amount is classified within other intangible assets and has been amortized over three years based on the terms of the related intellectual property purchase agreement. The total amortization of the value of this intellectual property was $47.6 million and $65.6 million for the quarters ended March 31, 2003 and 2002, respectively.

Amortization of other intangible assets was $49.0 million and $117.5 million for the three and six month periods ended March 31, 2003 and amortization of goodwill and other intangible assets was $141.3 million and $283.2 million for the three and six month periods ended March 31, 2002, respectively.

As a result of our adoption of SFAS No. 142 on October 1, 2002 we ceased amortization of the remaining goodwill that had a net book value of approximately $176.4 million as of October 1, 2002. As of March 31, 2003, we had unamortized goodwill of approximately $180.8 million, which includes $4.4 million of goodwill related to the recently completed Goodex acquisition. Other intangible assets have been amortized on a straight-line basis over their total expected useful lives ranging from two to three years. Other identifiable intangible assets which include covenants not-to-compete, core technology and an intellectual property agreement were fully amortized as of March 31, 2003.

Business partner warrants

In the past, we have issued warrants for the purchase of our common stock to certain business partners which vested either immediately or vested contingently upon the achievement of certain milestones related to targeted revenue. We recognized business partner warrant expenses associated with these warrants totaling $5.6 million for each of the three and six months periods ended March 31, 2002.

In April 2000, we entered into an agreement with a third party as part of our vertical industry strategy to obtain a major partner in the financial services industry. In connection with the agreement, we issued warrants to purchase up to 6,776,000 shares of our common stock at an exercise price based on the ten-day average of our stock price prior to the vesting date. Upon signing of this agreement, 1,936,000 shares of our common stock with a fair value of $56.2 million were immediately vested. The agreement provided that we would receive $25.0 million in guaranteed gainshare to be paid over a period of two years which we determined to represent payment for the vested warrants rather than revenue. Accordingly, $31.2 million representing the fair value of the vested warrants less the guaranteed gainshare was recorded as an intangible asset related to the strategic relationship to be amortized over the three year term of the agreement. During the third quarter of fiscal year 2001, we determined that the carrying value of the intangible asset was impaired and wrote off the remaining net book value with a $17.7 million charge to business partner warrant expense. The guaranteed gainshare of $25.0 million was recorded as a receivable in “Other Current Assets”. During the quarter ended March 31, 2002, this receivable’s outstanding balance of $20.0 million was settled for $15.0 million cash which was received in April 2002 and the cancellation of the remaining unvested warrants to purchase 4,840,000 shares of our common stock. As a result, we recorded a charge of $5.6 million representing the uncollected receivable and related settlement costs as business partner warrant expense in the quarter ended March 31, 2002.

Stock-based compensation

We have recognized deferred stock-based compensation associated with stock options granted to employees at prices below market value on the date of grant, stock options issued to certain employees in conjunction with the consummation of the TradingDynamics and SupplierMarket acquisitions in fiscal year 2000 and the issuance of restricted shares of common stock to certain senior executives, officers and employees. These amounts are included as a component of stockholders’ equity and are charged to operations over the vesting period of the options or the lapse of restrictions for the restricted stock, consistent with the method described in FIN 28. Stock-based compensation expense is presented as a separate line item in our Condensed Consolidated Statements of Operations, net of the effects of reversals related to terminated employees for cancellation of unvested stock options previously amortized to expense (benefit) under FIN 28. For the quarters and six months ended March 31, 2003 and 2002, stock-based compensation expense, net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Cost of revenues	$35	$634	$(708)	$1,816
Sales and marketing	706	3,576	1,206	2,003
Research and development	114	(205)	232	(169)
General and administrative	342	1,139	742	4,804

Total	$1,197	$5,144	$1,472	$8,454

As of March 31, 2003, we had an aggregate of approximately $722,000 of deferred stock-based compensation remaining to be amortized through fiscal year 2007.

Restructuring and lease abandonment costs

In fiscal year 2001, we initiated a restructuring program to conform our expense and revenue levels and to better position us for growth and profitability. As part of the restructuring program, we restructured our worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities. There were no restructuring and lease abandonment costs for the quarter ended March 31, 2003. There was a restructuring and lease abandonment benefit of $158,000 for the quarter ended March 31, 2002. The following table details restructuring activity through March 31, 2003 (in thousands):

	Severance and benefits	Lease abandonment costs	Total
Accrued restructuring costs as of September 30, 2002	$103	$61,966	$62,069
Cash paid	(22)	(6,794)	(6,816)

Accrued restructuring costs as of December 31, 2002	81	55,172	55,253
Cash paid	(8)	(4,674)	(4,682)

Accrued restructuring costs as of March 31, 2003	$73	$50,498	50,571

Less: current portion			14,787

Accrued restructuring costs, less current portion			$35,784

Worldwide workforce reduction

Severance and benefits primarily include involuntary termination and health benefits, outplacement costs and payroll taxes. During the quarter ended March 31, 2003, an immaterial amount of severance and benefits costs was paid.

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

During the quarter ended March 31, 2003, we made net cash payments totaling $4.7 million relating to the abandoned facilities. As of March 31, 2003, $50.5 million of lease abandonment costs, net of anticipated sublease income of $221.8 million, remains accrued and is expected to be utilized by fiscal 2013. Actual sublease payments due to us under noncancelable subleases of excess facilities totaled $73.2 million as of March 31, 2003, and the remainder of anticipated sublease income represents management’s best estimates. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at March 31, 2003, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on our operating results and cash position. For example, as of March 31, 2003, a change in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would change the estimated lease abandonment loss of our Sunnyvale, California headquarters by approximately $7.7 million.

Interest income

Interest income for the quarter ended March 31, 2003 was $1.4 million, a decrease of 29% from interest income of $1.9 million for the quarter ended March 31, 2002. Interest income for the six months ended March 31, 2003 was $2.9 million, a decrease of 34% from interest income of $4.5 million for the six months ended March 31, 2002. The decrease is primarily attributable to lower invested cash, cash equivalents and investment balances and a decline in interest rates.

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

As of March 31, 2003, minority interest of approximately $13.9 million is recorded on the condensed consolidated balance sheets in order to reflect the share of the net assets of Nihon Ariba K.K. held by minority investors. We recognized $969,000 as an increase to other loss and $61,000 as an increase to other income for the minority interest’s share of Nihon Ariba K.K.’s income and loss for the quarters ended March 31, 2003 and 2002, respectively.

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

As of March 31, 2003, minority interest of approximately $2.8 million is recorded on the condensed consolidated balance sheets in order to reflect the share of the net assets of Ariba Korea, Ltd. held by minority investors. We recognized $21,000 as an increase to other income and $147,000 as an increase to other loss for the minority interest’s share of Ariba Korea, Ltd.’s loss and income for the quarters ended March 31, 2003 and 2002, respectively.

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

Provision for income taxes

We incurred operating losses for the three and six month periods ended March 31, 2003 and March 31, 2002. We have recorded a valuation allowance for the full amount of the net deferred tax assets, as sufficient uncertainty exists that it is more likely than not that the deferred tax assets would not be realized. For the three month periods ended March 31, 2003 and 2002, we incurred income tax expense of $105,000 and $904,000, respectively, and for the six month periods ended March 31, 2003 and 2002, we incurred income tax expense of $443,000 and $2.0 million, respectively, primarily attributable to state and foreign taxes.

Liquidity and Capital Resources

As of March 31, 2003, we had $156.3 million in cash, cash equivalents and short-term investments, $75.9 million in long-term investments and $30.2 million in restricted cash, for total cash and investments of $262.4 million, and $26.4 million in working capital. All significant cash and investments are held in accounts in the United States except for approximately $44.0 million and $7.0 million held by Nihon Ariba K.K. and Ariba Korea, Ltd, respectively, our majority-owned subsidiaries in Japan and Korea, respectively, in foreign accounts to fund their activities and operations. As of September 30, 2002, we had $157.3 million in cash, cash equivalents and short-term investments, $88.0 million in long-term investments and $30.3 million in restricted cash, for total cash and investments of $275.6 million, and $25.7 million in working capital.

Net cash used in operating activities was approximately $10.6 million for the six months ended March 31, 2003, compared to $25.5 million of net cash used in operating activities for the six months ended March 31, 2002. Net cash used in operating activities for the six months ended March 31, 2003 is primarily attributable to decreases in deferred revenue, restructuring and lease abandonment costs, prepaid expenses and other assets, accrued compensation and related liabilities and accrued liabilities, and to a lesser extent, the net loss for the period (less non-cash expenses). These cash flows used in operating activities were partially offset by an increase in accounts receivable.

Net cash provided by investing activities was approximately $16.0 million for the six months ended March 31, 2003 compared to $61.2 million of net cash provided by investing activities for the six months ended March 31, 2002. Net cash provided by investing activities for the six months ended March 31, 2003 is primarily attributable to the redemption of our investments, partially offset by cash used in connection with our acquisition of Goodex.

Net cash provided by financing activities was approximately $2.0 million for the six months ended March 31, 2003 compared to $8.1 million of net cash provided by financing activities for the six months ended March 31, 2002. Net cash provided by financing activities for the six months ended March 31, 2003 is primarily attributable to proceeds from the exercise of stock options, offset by the payment of capital lease obligations.

In March 2000, we entered into a new facility lease agreement for approximately 716,000 square feet constructed in four office buildings and an amenities building in Sunnyvale, California for our headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are $2.3 million and escalate annually with the total future minimum lease payments amounting to $328.5 million over the remaining lease term. We also contributed $80.0 million towards leasehold improvement costs of the facility and for the purchase of equipment and furniture, of which approximately $49.2 million was written off in connection with the abandonment of excess facilities. As part of this lease agreement, we are required to hold certificates of deposit totaling $25.7 million as of March 31, 2003, as a form of security through fiscal 2013, which is classified as restricted cash on our condensed consolidated balance sheets.

Future minimum lease payments under all noncancelable operating leases are as follows as of March 31, 2003 (in thousands):

Year Ending March 31,	Operating leases
2004	$37,594
2005	37,560
2006	36,605
2007	35,253
2008	33,253
Thereafter	177,298

Total minimum lease payments	$357,563

Operating lease payments shown above exclude any adjustment for lease income due under noncancelable subleases of excess facilities, which amounted to $73.2 million as of March 31, 2003. Interest expense related to capital lease obligations is immaterial for all periods presented.

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

Although our existing cash, cash equivalents and investment balances together with our anticipated cash flow from operations should be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months, given the significant changes in our business and results of operations in the last 12 to 18 months, the fluctuation in cash, cash equivalents and investments balances may be greater than presently anticipated. See “Risk Factors”. After the next 12 months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003 the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. We do not have any variable interest entities, therefore this Interpretation is not expected to have an impact on our condensed consolidated financial statements.

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

We Have a History of Losses and Expect to Incur Significant Additional Losses in the Future.

We had an accumulated deficit of approximately $4.3 billion as of March 31, 2003, including cumulative charges for the amortization of goodwill and other intangible assets totaling $2.3 billion, impairment of goodwill and other intangible assets totaling $1.4 billion, business partner warrant expense totaling $68.9 million, of which $9.0 million has been reclassified as a reduction of revenues due to our adoption of EITF No. 01-9 and amortization of stock-based compensation totaling $134.5 million. We may incur significant losses in the future for a number of reasons, including the following:

•	We may incur substantial non-cash expenses resulting from the impairment of goodwill, the amortization of deferred compensation and potentially the issuance of warrants;

•	Although revenues for the six months ended March 31, 2003 increased compared to the six months ended March 31, 2002, revenues from products and services may decline in the future;

•	Although we have significantly reduced expense levels, we may need to further reduce expenses in the future should revenues decline; and

•	We have significant cash commitments under noncancelable leases for excess office space. Net cash commitments, related expense accruals and possible future restructuring charges will depend on the level of sublease income we receive for this office space.

Our Quarterly Operating Results Are Volatile and Difficult to Predict.

Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indicators of future performance trends. As previously announced, license revenues of $30.5 million for the quarter ended December 31, 2002 were higher than expected. Because of softness in the current economic climate, we anticipate that license revenues for the quarter ended June 30, 2003 will be down compared to the quarter ended March 31, 2003. In addition, we have experienced and expect to continue to experience declines in deferred revenue that may adversely impact revenues over the long term.

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

Our quarterly revenues are especially subject to fluctuation because they depend on the sale of relatively large orders for our products and related services. Many of these relatively large orders are realized at the end of the quarter. As a result, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. We have experienced lengthening sales cycles and deferrals of a number of relatively large anticipated orders, which we believe, have been affected by general economic uncertainty. While no customer accounted for more than 10% of our revenue during the quarter ended March 31, 2003 or for fiscal year 2002, for the quarter ended March 31, 2002 we recognized approximately 11% of total revenues from entities affiliated with Softbank, a related party, pursuant to a long-term revenue commitment agreement. See the Risk Factor herein entitled “We Depend on Strategic Relationships with Our Partners” for additional information.

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

Our Acquisitions Will, and Any Future Acquisitions May, Require Us to Incur Significant Charges for Intangible Assets.

Our acquisitions will, and any future acquisitions may, require us to incur significant charges for goodwill and other intangible assets, which will negatively affect our operating income. As a result of our adoption of SFAS No. 142 on October 1, 2002 we ceased amortization of the remaining goodwill that had a net book value of approximately $176.4 million as of October 1, 2002. As of March 31, 2003, we had unamortized goodwill and other intangible assets of approximately $180.8 million which includes $4.4 million of goodwill related to the recently completed Goodex acquisition. Other intangible assets were being amortized on a straight-line basis over their total expected useful lives ranging from two to three years. Other identifiable intangible assets which include covenants not-to-compete, core technology and an intellectual property agreement were fully amortized as of March 31, 2003.

On January 28, 2003, we acquired privately-held Goodex, a European sourcing services provider. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

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

We anticipate that revenues from Ariba Buyer and related products and services will continue to constitute a substantial portion of our revenues for the foreseeable future. For the quarter ended March 31, 2003, revenues from Ariba Buyer and related products and services were a majority of our total revenues. If we experience price declines or fail to achieve broad market acceptance of Ariba Buyer, our business could be seriously harmed. In addition, for the quarter ended March 31, 2003, a relatively small number of customers accounted for a substantial portion of revenues from sales of Ariba Buyer and related products. We may continue to derive a significant portion of our revenues attributable to Ariba Buyer from a relatively small number of customers.

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

We rely on a number of third parties to implement Ariba Buyer, Ariba Enterprise Sourcing and our other products at customer sites. These products are enterprise-wide solutions that must be deployed within the customer’s organization. The implementation process is complex, time-consuming and expensive. We rely on third parties such as IBM, Accenture, Cap Gemini Ernst & Young, Deloitte Consulting and Bearing Point (formerly KPMG Consulting) to implement our products, because we lack the internal resources to implement our products at current and potential customer sites. If we are unable to establish and maintain effective, long-term relationships with our implementation providers, or if they do not meet the needs or expectations of their customers, our business would be seriously harmed. Our current implementation partners are not contractually required to continue to help implement our products, and since calendar 2000, many systems integrators have reduced their levels of investment in the procurement space from prior years. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support our needs. If these resources are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet our customers’ implementation needs. For example, a number of our competitors, including Oracle, SAP and PeopleSoft, have significantly better established relationships with these third party systems integrators, and these systems integrators may be more likely to recommend competitors’ products and services than our own. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

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

Litigation Regarding Our IPO Could Seriously Harm Our Business.

Between March 20, 2001 and June 5, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against us, certain of our current or former officers and directors and three of the underwriters of our initial public offering. These actions purport to be brought on behalf of purchasers of our common stock in the period from June 23, 1999, the date of our initial public offering, to December 23, 1999 (in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, relating to our initial public offering.

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

Litigating existing and potential securities class actions and shareholder derivative actions relating to the restatement of our consolidated financial statements will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. In the case of the securities class actions, if our defenses were ultimately unsuccessful, or if we were unable to achieve a favorable settlement, we could be liable for large damages awards that could seriously harm our business and results of operations.

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

In addition, we warrant the performance of the Ariba Supplier Network to customers to conduct their transactions. To the extent we fail to meet warranted performance levels, we could be obligated to provide refunds of maintenance fees or credits toward future maintenance fees. Further, to the extent that a customer incurs significant financial hardship due to the failure of the Ariba Supplier Network to perform as warranted, we could be exposed to additional liability claims.

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

In the quarter ended March 31, 2000, we entered into an intellectual property agreement with an independent third party. The intellectual property agreement was classified as an other intangible asset and was fully amortized as of March 31, 2003. This intellectual property agreement protects our products against any claims of infringement regarding patents of this outside party that are currently issued, pending and are to be issued over the three year period subsequent to the date of the agreement.

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

While international revenues for the quarters ended March 31, 2003 and December 31, 2002 have remained fairly stable as a percentage of total revenue compared to the year ended September 30, 2002, there can be no assurance that such relative performance can be sustained in light of such risks.

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

We May Be Unable to Complete Any Future Acquisitions. Our Business Could Be Adversely Affected as a Result.

On January 28, 2003, we acquired privately-held Goodex, a European sourcing services provider. In the quarter ended September 30, 2000, we acquired SupplierMarket.com, a provider of online collaborative sourcing technologies. We anticipate that it may be necessary or desirable to acquire additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products or technologies into our existing business and operations. For example, in the second quarter of fiscal year 2001, we entered into, but subsequently terminated, an agreement to acquire Agile Software Corporation. If our acquisition efforts are not successful, our business could seriously be harmed.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products in the United States and market our products in the United States, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. For the quarters ended March 31, 2003 and 2002, approximately 30% and 34%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contract outstanding as of March 31, 2003 (in thousands):

		Contract Value
Foreign Currency	Buy/Sell	Foreign Currency	USD	Unrealized Loss in USD
Canadian Dollars	Sell	590	$398	$(5)

The unrealized loss represents the difference between the contract value and the market value of the contract based on market rates as of March 31, 2003.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which this forward exchange contract is based would result in unrealized exchange gains and losses of approximately $40,000. In all material aspects, these exchange gains and losses would be fully offset by exchange losses and gains on the underlying net monetary exposures for which the contract is designated as a hedge. We do not expect material exchange rate gains and losses from other foreign currency exposures.

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

	Year Ending March 31, 2004	Year Ending March 31, 2005	Year Ending March 31, 2006	Year Ending March 31, 2007	Year Ending March 31, 2008	Thereafter	Total
Cash equivalents	$80,059	$—	$—	$—	$—	$—	$80,059
Average interest rate	1.18%	—	—	—	—	—	1.18%
Investments	$61,464	$48,285	$27,581	—	—	—	$137,330
Average interest rate	3.54%	4.17%	4.62%	—	—	—	3.98%

Total investment securities	$141,523	$48,285	$27,580	$—	$—	$—	$217,388

Note that these amounts exclude equity investments totaling $1.2 million and uninvested cash of $45.0 million.

Item 4.     Controls and Procedures

As of May 8, 2003 (the “Evaluation Date”), we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” for purposes of filing reports under the Exchange Act, and our “internal controls and procedures” for financial reporting purposes. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As part of their controls evaluation, the CEO and CFO considered the results of the review undertaken at the direction of the Board of Directors that resulted in the restatement of our consolidated financial statements, including the controls and corporate governance initiatives that were adopted by the Board of Directors. The CEO and CFO also considered the recommendations of KPMG LLP, the Company’s independent auditors, regarding the Company’s disclosure controls and procedures. Rules adopted by the Securities and Exchange Commission require that we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based on and as of the Evaluation Date.

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

We plan to evaluate our disclosure and internal controls and procedures on a quarterly basis in accordance with the Exchange Act and the regulations and thereunder so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure and internal controls and procedures and to make modifications as necessary; our intent in this regard is that these controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls and procedures, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls and procedures. This information was important both for the controls evaluation generally and because the CEO and CFO certification requirement pursuant to items 5 and 6 of Section 302 of the Sarbanes-Oxley Act of 2002 mandates that they disclose that information to our Audit Committee and to our independent auditors and to report on related matters in this section of the quarterly report on Form 10-Q. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; those control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the consolidated financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other control matters in the controls evaluation and where appropriate to consider what revision, improvement and/or correction to make in accord with our ongoing procedures.

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

PART II:    OTHER INFORMATION

Item 1.    Legal Proceedings

IPO Class Action Litigation

Between March 20, 2001 and June 5, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against us, certain of our current or former officers and directors and three of the underwriters of our initial public offering. These actions purport to be brought on behalf of purchasers of our common stock in the period from June 23, 1999, the date of our initial public offering, to December 23, 1999 (or in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, relating to our initial public offering.

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

General

We are subject to various claims and legal actions arising in the ordinary course of business. We have accrued for estimable and probable losses in our condensed consolidated financial statements for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable based on estimates by management after consultation with legal counsel. However, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not result in outcomes that differ significantly from these estimates.

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

(b)    Reports on Form 8-K

On January 24, 2003, we filed a current report on Form 8-K containing the press release reporting our earnings results for the first quarter of fiscal year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ JAMES W. FRANKOLA
James W. Frankola Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 12, 2003

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ JAMES W. FRANKOLA
James W. Frankola Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.