Form 10-Q
period 2003-06-30
ARIBA INC
filed 2003-08-11
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the Quarter Ended June 30, 2003

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

Yes ☒ No ☐

On July 31, 2003, 269,982,344 shares of the registrant’s common stock were issued and outstanding.

ARIBA, INC.

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of June 30, 2003 and September 30, 2002	3

	Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2003 and 2002*	4

	Condensed Consolidated Statements of Cash Flows for the nine month periods ended June 30, 2003 and 2002*	5

	Notes to the Condensed Consolidated Financial Statements	6

	* The Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2002 and the Condensed Consolidated Statement of Cash Flows for the nine month period ended June 30, 2002 have been restated as discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 as filed on April 10, 2003 and its Quarterly Report on Form 10-Q/A for the three months ended June 30, 2002 as filed on April 11, 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	52

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 2.	Changes in Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Submission of Matters to a Vote of Securities Holders	57

Item 5.	Other Information	57

Item 6.	Exhibits and Reports on Form 8-K	57

	SIGNATURES	58

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2003	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$71,967	$86,935
Short-term investments	43,891	70,346
Restricted cash	263	800
Accounts receivable, net	11,595	7,984
Prepaid expenses and other current assets	9,919	15,590

Total current assets	137,635	181,655
Property and equipment, net	22,965	29,168
Long-term investments	98,072	87,970
Restricted cash	28,521	29,482
Other assets	1,909	2,428
Goodwill, net	181,218	176,451
Other intangible assets, net	—	117,464

Total assets	$470,320	$624,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,840	$15,187
Accrued compensation and related liabilities	24,996	30,411
Accrued liabilities	36,057	39,029
Restructuring costs	13,869	18,716
Deferred revenue	83,336	52,459
Current portion of other long-term liabilities	11	106

Total current liabilities	175,109	155,908
Restructuring costs, net of current portion	37,605	43,353
Deferred revenue, net of current portion	34,480	99,302
Other long-term liabilities, net of current portion	42	—

Total liabilities	247,236	298,563

Minority interests	17,757	15,027

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock	537	531
Additional paid-in capital	4,500,705	4,497,288
Deferred stock-based compensation	(327)	(4,507)
Accumulated other comprehensive loss	(1,024)	(1,412)
Accumulated deficit	(4,294,564)	(4,180,872)

Total stockholders’ equity	205,327	311,028

Total liabilities and stockholders’ equity	$470,320	$624,618

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Revenues:
License	$21,288	$26,915	$79,486	$75,213
Maintenance and service	35,275	31,907	98,080	95,713

Total revenues	56,563	58,822	177,566	170,926

Cost of revenues:
License	1,784	538	3,663	2,710
Maintenance and service (exclusive of stock-based compensation expense (benefit) of $(42) and $734 for the three months ended June 30, 2003 and 2002, respectively, and $(751) and $2,551 for the nine months ended June 30, 2003 and 2002, respectively)	11,889	11,024	33,942	31,089

Total cost of revenues	13,673	11,562	37,605	33,799

Gross profit	42,890	47,260	139,961	137,127

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $239 and $1,247 for the three months ended June 30, 2003 and 2002, respectively, and $1,446 and $3,250 for the nine months ended June 30, 2003 and 2002, respectively, and exclusive of business partner warrant expense of zero for each of the three month periods ended June 30, 2003 and 2002, and zero and $5,562 for the nine months ended June 30, 2003 and 2002, respectively)	19,199	19,544	60,320	66,881
Research and development (exclusive of stock-based compensation expense (benefit) of $26 and $(34) for the three months ended June 30, 2003 and 2002, respectively, and $258 and $(203) for the nine months ended June 30, 2003 and 2002, respectively)	13,123	16,726	40,955	48,577
General and administrative (exclusive of stock-based compensation expense of $141 and $1,378 for the three months ended June 30, 2003 and 2002, respectively, and $883 and $6,181 for the nine months ended June 30, 2003 and 2002, respectively)	8,745	8,842	29,578	26,491
Amortization of goodwill and other intangible assets	—	141,291	117,464	424,509
Business partner warrants, net	—	—	—	5,562
Stock-based compensation	364	3,325	1,836	11,779
Restructuring and lease abandonment costs	5,350	57,125	5,350	62,609

Total operating expenses	46,781	246,853	255,503	646,408

Loss from operations	(3,891)	(199,593)	(115,542)	(509,281)
Interest income	1,163	1,801	4,105	6,257
Interest expense	(74)	(7)	(87)	(34)
Other income	97	301	494	122

Net loss before income taxes and minority interests	(2,705)	(197,498)	(111,030)	(502,936)
Provision (benefit) for income taxes	(116)	1,000	327	2,995
Minority interests in net for income (loss) of consolidated subsidiaries	858	246	2,335	(535)

Net loss	$(3,447)	$(198,744)	$(113,692)	$(505,396)

Net loss per share—basic and diluted	$(0.01)	$(0.76)	$(0.43)	$(1.96)

Weighted average shares used in computing net loss per share—basic and diluted	267,002	260,180	265,434	258,184

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2003	2002
Operating activities:
Net loss	$(113,692)	$(505,396)
Adjustments to reconcile net loss to net cash provided by operating activities:
Recovery of doubtful accounts	(1,317)	(2,942)
Depreciation and amortization	126,350	446,390
Stock-based compensation	1,836	11,779
Impairment (recovery) of leasehold improvements	—	(2,182)
Business partner warrant expense	—	5,562
Minority interests in net loss (income) of consolidated subsidiaries	2,335	(535)
Changes in operating assets and liabilities:
Accounts receivable	(2,294)	23,378
Prepaid expenses and other assets	6,190	(1,841)
Accounts payable	1,653	(11,328)
Accrued compensation and related liabilities	(5,415)	(15,048)
Accrued liabilities	(3,610)	(2,488)
Restructuring and lease abandonment costs	(10,595)	34,927
Deferred revenue	(33,945)	(14,316)

Net cash used in operating activities	(32,504)	(34,040)

Investing activities:
Purchases of property and equipment, net	(2,218)	(3,391)
Sales/purchases of investments, net	16,023	44,230
Business combinations	(3,272)	—
Allocations from restricted cash, net	1,498	1,989

Net cash provided by investing activities	12,031	42,828

Financing activities:
Repayments of lease obligations	(1,376)	(220)
Proceeds from issuance of business partner warrants	—	15,000
Proceeds from issuance of common stock	5,731	8,821
Repurchase of common stock	—	(471)

Net cash provided by financing activities	4,355	23,130

Net increase (decrease) in cash and cash equivalents	(16,118)	31,918
Effect of foreign exchange rate changes	1,150	205
Cash and cash equivalents at beginning of period	86,935	71,971

Cash and cash equivalents at end of period	$71,967	$104,094

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company”), provides Enterprise Spend Management solutions that allow enterprises to manage efficiently the purchasing of all non-payroll goods and services required to run their business. The Company refers to these non-payroll expenses associated with running a business as “spend.” The Company’s solutions, which include software applications, services and network access, are designed to provide corporations with technology and business process improvements to better manage their corporate spending and, in turn, save money. The Company was founded in September 1996 and from that date through March 1997 was in the development stage, conducting research and developing its initial products. In March 1997, the Company began selling its products and related services and currently markets them in North America, Europe, the Middle East, Asia, Australia and Latin America primarily through its direct sales force and indirect sales channels.

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

Restatement

As a result of a review it initiated in December 2002, the Company has restated its consolidated financial statements for the fiscal years ended September 30, 2000 and 2001 and for the quarters ended December 31, 1999 through June 30, 2002. It has also adjusted the consolidated financial statement information for the quarter and fiscal year ended September 30, 2002 originally announced on October 23, 2002 and for the quarter ended December 31, 2002 originally announced on January 23, 2003. Ariba’s condensed consolidated statements of operations for the three and nine month periods ended June 30, 2002 have been restated as discussed in its Annual Report on Form 10-K for the year ended September 30, 2002 filed on April 10, 2003 and its Quarterly Report on Form 10-Q/A for the three months ended June 30, 2002 filed on April 11, 2003.

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

One customer accounted for approximately 10% of total revenues for the three and nine month periods ended June 30, 2003 (see Notes 6 and 9 of Notes to Condensed Consolidated Financial Statements for additional discussion), while no customer accounted for more than 10% of total revenues for the three and nine month periods ended June 30, 2002. There were no individual customers with net accounts receivable comprising more than 10% of total net accounts receivable as of June 30, 2003 and September 30, 2002.

Impairment of long-lived assets

Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such discontinued operations. The Company adopted SFAS No. 144 on October 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s condensed consolidated financial statements. In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Adoption of accounting standards

On October 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, goodwill and other intangible assets with indefinite useful lives are no longer amortized, but instead are tested for impairment annually. Other intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As of the date of adoption, the Company had a remaining unamortized goodwill balance of $176.4 million which would have otherwise resulted in additional amortization expense of $49.0 million for the quarter ended June 30, 2003. A transitional goodwill impairment test was required under SFAS No. 142 as of the date of adoption. During the quarter ended December 31, 2002, the Company completed the transitional goodwill impairment test and was not required to record an impairment charge upon completion of the test. As a result of the adoption of SFAS No. 142, neither the useful lives nor the residual value of the intangible assets acquired required adjustment. Furthermore, reclassifications of existing intangible assets to conform to new classification criteria in SFAS No. 141 were not required. The Company will perform a goodwill impairment test annually each fiscal year or whenever an impairment indicator is present. There can be no assurance that at the time the test is completed an impairment charge may not be recorded.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities and nullifies Emerging Issues Task Force (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore does not meet the requirement for recognizing a liability and related expense. SFAS No. 146 only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on the Company’s condensed consolidated financial statements.

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

Revenue recognition

The Company’s revenue consists of fees for licenses of the Company’s software products, maintenance, hosted services, customer training and consulting. Cost of license revenue primarily includes product, delivery, warranty and royalty costs. Cost of maintenance and service revenue primarily includes labor costs for engineers performing implementation services, consulting services and technical support, training personnel, facilities and equipment costs and warranty costs.

The Company’s spend management applications fall into three solution sets: the Ariba Analysis Solution, the Ariba Sourcing Solution, and the Ariba Procurement Solution. The Ariba Enterprise Sourcing, which was introduced in late fiscal 2001, is derived from the Company’s Dynamic Trade and Sourcing applications which are still available as separate products. The modules that make up the Ariba Analysis Solution and the Ariba Sourcing Solution can be deployed as hosted or installed applications. In addition, the Ariba Workforce and Ariba Marketplace products are also available as hosted applications.

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

Certain of the Company’s perpetual and time-based licenses include the right to unspecified additional products and/or payment terms that extend beyond twelve months. The Company recognizes revenue from perpetual and time-based licenses that include unspecified additional software products ratably over the term of the arrangement. Revenue from those contracts with extended payment terms is recognized at the lesser of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fee was fixed or determinable.

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

The Company’s customers include certain suppliers from whom, on occasion, the Company has purchased goods or services for the Company’s operations at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated at terms the Company considers to be arm’s-length. To the extent that the fair value of either the software sold or the goods or services purchased in concurrent transactions cannot be reliably determined, revenues are reduced by the cost of the goods or services acquired. Revenues for the three and nine month periods ended June 30, 2003 and 2002 were not affected by such transactions.

Equity instruments received in conjunction with licensing transactions are recorded at their estimated fair market value and included in the measurement of the related license revenue in accordance with EITF No. 00-8, Accounting by a Grantee for an Equity Investment to Be Received in Conjunction with Providing Goods and Services. For the quarters ended June 30, 2003 and 2002, the Company recorded revenue of $428,000 and $855,000, respectively, while for the nine months ended June 30, 2003 and 2002, the Company recorded revenue of $1.3 million and $2.8 million, respectively based on equity received in such transactions. These transactions were originated in fiscal 2000.

Deferred revenue includes amounts received from customers for which revenue has not been recognized that generally results from deferred maintenance and support, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized as revenue upon delivery of our product, as services are rendered, or as other requirements requiring deferral under SOP 97-2 are satisfied. Deferred revenue excludes contract amounts for which payment has yet to be collected. Likewise, accounts receivable exclude amounts due from customers for which revenue has been deferred.

Stock-based compensation

The Company accounts for its employee stock-based compensation plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and Financial Accounting Standards Board

Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. Accordingly, no compensation cost is recognized for any of the Company’s fixed stock options granted to employees when the exercise price of the option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Deferred stock-based compensation is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the options and restricted stock consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Had compensation cost been recognized based on the fair value at the date of grant for options granted and Employee Stock Purchase Plan issuances during the three and nine month periods ended June 30, 2003 and 2002, the Company’s pro forma net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Reported net loss, net of tax	$(3,447)	$(198,744)	$(113,692)	$(505,396)
Add back employee stock-based compensation expense related to stock options included in reported net loss	90	1,191	457	4,042
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards	(1,032)	(25,453)	(7,761)	(75,623)

Pro forma net loss, net of tax	$(4,389)	$(223,006)	$(120,996)	$(576,977)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Reported basic and diluted net loss per share	$(0.01)	$(0.76)	$(0.43)	$(1.96)

Pro forma basic and diluted net loss per share	$(0.02)	$(0.86)	$(0.46)	$(2.24)

Recent accounting pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of EITF No. 00-21 will not have a significant impact on its results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company believes that the adoption of SFAS No. 149 will not have a material impact on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its balance sheets certain financial instruments with characteristics of both liabilities and equity. In accordance with this Statement, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on its financial position.

Note 2—Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of June 30, 2003 and September 30, 2002 consisted of the following (in thousands):

	June 30, 2003			September 30, 2002
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Goodwill	$869,705	$(688,487)	$181,218	$864,938	$(688,487)	$176,451

Other Intangible Assets
Covenants not-to-compete	1,300	(1,300)	—	1,300	(1,173)	127
Core technology	17,392	(17,392)	—	17,392	(13,194)	4,198
Intellectual property agreement	786,929	(786,929)	—	786,929	(673,790)	113,139

Total	$805,621	$(805,621)	$—	$805,621	$(688,157)	$117,464

On January 28, 2003, the Company acquired privately-held Goodex AG (“Goodex”), a European sourcing services provider. The purchase price of approximately $3.3 million consisted of a net cash payment totaling $2.2 million and $1.1 million of direct transaction costs related to the merger. Of the total purchase price, $465,000 was allocated to property and equipment, $1.0 million to current assets and $3.0 million of liabilities assumed, excluding property and equipment, and the remainder was allocated to goodwill ($4.8 million). As part of the merger agreement the Company incurred $750,000 of severance costs that have been included as part of the $1.1 million of transaction costs. Pro forma financial information has been excluded as the information is considered immaterial.

As of June 30, 2003, the Company had unamortized goodwill of approximately $181.2 million. Other intangible assets have been amortized on a straight-line basis over their total expected useful lives ranging from two to three years. As a result of its adoption of SFAS No. 142 on October 1, 2002, the Company ceased amortization of the remaining goodwill that had a net book value of approximately $176.4 million as of October 1, 2002. Other identifiable intangible assets which include covenants not-to-compete, core technology and an intellectual property agreement were fully amortized over their remaining useful lives, all of which expired in the quarter ended March 31, 2003.

Amortization of other intangible assets was zero and $117.5 million for the three and nine month periods ended June 30, 2003, and amortization of goodwill and other intangible assets was $141.3 million and $424.5 million for the three and nine month periods ended June 30, 2002, respectively. The following table reconciles the reported net loss and basic and diluted net loss per share for the three and nine month periods ended June 30, 2003 and 2002 as if the provisions of SFAS No. 142 were in effect for all periods:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Reported net loss	$(3,447)	$(198,744)	$(113,692)	$(505,396)
Add back goodwill amortization	—	72,298	—	217,939

Adjusted net loss	$(3,447)	$(126,446)	$(113,692)	$(287,457)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Reported basic and diluted net loss per share	$(0.01)	$(0.76)	$(0.43)	$(1.96)
Add back goodwill amortization	—	0.28	—	0.84

Adjusted basic and diluted net loss per share	$(0.01)	$(0.48)	$(0.43)	$(1.12)

Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform to the new classification criteria in SFAS No. 141 for recognition of intangible assets separate from goodwill. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. For intangible assets identified as having indefinite useful lives, the Company was required to test those intangible assets for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment was measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. The results of this analysis did not require the Company to recognize an impairment loss. There was no impact on the Company’s condensed consolidated financial statements upon adoption of SFAS No. 142.

Note 3—Income Taxes

The Company incurred operating losses for the three and nine month periods ended June 30, 2003 and June 30, 2002. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets, as it is more likely than not that the deferred tax assets will not be realized. For the three month periods ended June 30, 2003 and 2002, the Company incurred an income tax benefit of $116,000 and income tax expense of $1.0 million, respectively, and for the nine month periods ended June 30, 2003 and 2002, the Company incurred income tax expense of $327,000 and $3.0 million, respectively, primarily attributable to state and foreign taxes.

Note 4—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for the Company’s headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are approximately $2.3 million and escalate annually with the total future minimum lease payments amounting to $321.6 million over the remaining lease term. During fiscal 2000 and 2001, the Company also contributed $80.0 million towards leasehold improvement costs of the facility and for the purchase of equipment and furniture, of which approximately $49.2 million was written off in connection with the abandonment of excess facilities. As part of this lease agreement, the Company is required to hold certificates of deposit totaling $25.7 million as of June 30, 2003, as a form of security through fiscal year 2013, which is classified as restricted cash on the Company’s condensed consolidated balance sheets.

Restructuring and lease abandonment costs

In fiscal year 2001, the Company initiated a restructuring program to conform its expense and revenue levels and to better position the Company for growth and profitability. As part of this program, the Company restructured its worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities. In addition, the Company implemented a further reduction of its worldwide workforce during the quarter ended December 31, 2001 totaling $5.7 million and recorded an additional restructuring charge in the quarter ended June 30, 2002, totaling $57.1 million, related to its abandonment of certain operating leases as part of its program to restructure its operations and related facilities.

The following table details restructuring activity through June 30, 2003 (in thousands):

	Severance and benefits	Lease abandonment costs	Total
Accrued restructuring costs as of September 30, 2002	$103	$61,966	$62,069
Cash paid	(22)	(6,794)	(6,816)

Accrued restructuring costs as of December 31, 2002	81	55,172	55,253
Cash paid	(8)	(4,674)	(4,682)

Accrued restructuring costs as of March 31, 2003	73	50,498	50,571
Total charge to expense	—	5,350	5,350
Cash paid	(6)	(4,441)	(4,447)

Accrued restructuring costs as of June 30, 2003	$67	$51,407	51,474

Less: current portion			13,869

Accrued restructuring costs, less current portion			$37,605

Lease abandonment costs incurred to date relate to the abandonment of the remaining lease terms of excess leased facilities in Mountain View and Sunnyvale, California, Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Burlington, Massachusetts, Dallas, Texas, Hong Kong and Singapore. The estimated net costs of abandoning these leased facilities, including remaining lease liabilities offset by estimated sublease income, were based on market information trend analyses provided by a commercial real estate brokerage firm retained by the Company.

In the quarter ended June 30, 2003, the Company revised its original estimates and expectations for its corporate headquarters and field offices disposition efforts. This revision was a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued declines in market conditions in the commercial real estate market in Northern California. Based on these factors and consultation with an independent appraisal firm retained by the Company, an additional charge to lease abandonment costs of $5.4 million was recorded in the quarter ended June 30, 2003.

As of June 30, 2003, $51.5 million of lease abandonment costs, net of anticipated sublease income of $211.3 million, remains accrued and is expected to be utilized by fiscal 2013. Actual sublease payments due to the Company under noncancelable subleases of excess facilities totaled $71.0 million as of June 30, 2003, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at June 30, 2003, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, as of June 30, 2003, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss of the Company’s Sunnyvale, California headquarters by approximately $7.8 million.

Severance and benefits primarily include involuntary termination and health benefits, outplacement costs and payroll taxes.

Estimated Warranty Costs

The Company generally warrants its products to function in accordance with the documentation provided to customers for one year after sale. Minor defect repairs or bug fixes are provided through patches or updates as part of support services delivered in normal course under maintenance agreements. To the extent that warranty claims require resources beyond those provided under maintenance support agreements, the estimated costs of such claims are accrued as cost of sales in the period such claims are deemed probable and reasonably estimable. The table below reflects a summary of activity of the Company’s continuing operations for warranty obligations through June 30, 2003 (in thousands):

Balance at September 30, 2002	$3,454
Application/reduction of warranty obligations	(1,426)

Balance at December 31, 2002	2,028
Application/reduction of warranty obligations	(710)

Balance at March 31, 2003	1,318
Provision/addition of warranty obligations	50

Balance at June 30, 2003	$1,368

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

On July 15, 2002, the Company and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. On November 23, 2002, during the pendency of the motion to dismiss, the Court entered as an order a stipulation by which all of the individual defendants were dismissed from the case without prejudice in return for executing a tolling agreement. On February 19, 2003, the Court rendered its decision on the motion to dismiss, granting a dismissal of the remaining Section 10(b) claim against the Company without prejudice. Plaintiffs have indicated that they intend to file an amended complaint.

On June 24, 2003, a Special Litigation Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. No payment to the plaintiffs by the Company is required under the MOU. There can be no assurance that the MOU will result in a formal settlement or that the Court will approve the settlement that the MOU sets forth. In the event that the MOU does not result in a formal settlement approved by the Court, the Company intends to defend against these claims vigorously.

Restatement Class Action Litigation

Beginning January 21, 2003, a number of purported shareholder class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors, all purporting to be brought on behalf of a class of purchasers of the Company’s common stock in the period from January 11, 2000 to January 15, 2003. The complaints bring claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act, relating to the Company’s announcement that the Company would restate certain of its consolidated financial statements, and, in the case of two complaints, relating to the Company’s acquisition activity and related accounting. Specifically, these actions allege that certain of the Company’s prior consolidated financial statements contained false and misleading statements or omissions relating to its failure to properly recognize expenses and other financial items, as reflected in the then proposed restatement. Plaintiffs contend that such statements or omissions caused the Company’s stock price to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

In a series of orders issued by the court in February and March, 2003, these cases were deemed related to each other and assigned to a single judge sitting in San Jose. On July 11, 2003, following briefing and a hearing on related motions, the Court entered two orders that together (1) consolidated the related cases for all purposes into a single action captioned In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, (2) appointed a lead plaintiff, and (3) approved the lead plaintiff’s selection of counsel. The orders further direct the lead plaintiff to file an amended consolidated class action complaint within sixty days of the date of the orders, i.e., on or around September 9, 2003, and direct defendants to file their responses to that complaint on or around November 10, 2003. This case is still in its early stages. The Company intends to defend against these claims vigorously.

Shareholder Derivative Litigation

Beginning January 27, 2003, several shareholder derivative actions were filed in the Superior Court of California for the County of Santa Clara against certain of the Company’s current and former officers and directors and against the Company as nominal defendant. These actions were filed by shareholders purporting to assert, on behalf of the Company, claims for breach of fiduciary duties, aiding and abetting, violations of the California insider trading law, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and contribution and indemnification. Specifically, the claims were based on the Company’s acquisition activity and related accounting implemented by the defendants, the alleged understatement of compensation expenses as reflected in the Company’s then proposed restatement, the alleged insider trading by certain defendants, the existence of the restatement class action litigation, in which the Company is alleged to be liable to defrauded investors, and the allegedly excessive compensation paid by the Company to one of its officers, as reflected in the Company’s then proposed restatement. The complaints sought the payment by the defendants to the Company of damages allegedly suffered by the Company, as well as other relief.

These actions were assigned to a single judge sitting in San Jose. On May 7, 2003 following briefing and hearing on related motions, the court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead plaintiffs’ counsel. Pursuant to that order, plaintiffs filed an amended consolidated derivative complaint on May 28, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints, and adds allegations relating to the Company’s April 10, 2003 announcement of the restatement of certain financial statements and also adds a cause of action for breach of contract. Defendants’ responses to the amended consolidated complaint are currently due on August 13, 2003. This case is still in its early stages.

On March 7 and March 21, 2003, respectively, two shareholder derivative actions were filed in the United States District Court for the Northern District of California against certain of the Company’s current and former officers and directors and against the Company as nominal defendant. These actions were filed by shareholders purporting to assert, on behalf of the Company, claims for violations of the Sarbanes-Oxley Act, violations of the California insider trading law, breach of fiduciary duties, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Specifically, the claims were based on the Company’s announcements that it intended to and/or had restated certain financial statements and on alleged insider trading by certain defendants. The complaints sought the payment by the defendants to the Company of damages allegedly suffered by the Company, as well as other relief.

By orders issued by the court on May 27 and June 23, 2003, these two derivative cases were deemed related to each other and to the securities class actions pending before the same court as now consolidated into In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, and accordingly these two derivative actions were assigned to the same judge sitting in San Jose assigned to that action. On June 23, 2003, following submission of a related stipulation of the parties, the Court issued an order that (1) consolidated the two derivative cases for all purposes into a single action captioned In re Ariba, Inc. Derivative Litigation, Case No. C-03-02172 JF, and (2) appointed lead plaintiffs’ counsel. In accordance with that order, plaintiffs filed an amended consolidated derivative complaint on June 26, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints. Defendants’ responses to the amended consolidated complaint are currently due in September, 2003. This case is still in its early stages.

General

The Company is also subject to various claims and legal actions arising in the ordinary course of business. For example, on December 28, 2001, BCE Emergis, Inc., a distributor in Canada of certain of the Company’s products, filed a lawsuit against the Company in the United States District Court for the Northern District of California (No. 01-21221 PVT). Plaintiff seeks approximately thirty million dollars in alleged damages based on claims of breach of contract and promissory fraud/fraudulent concealment. Plaintiff alleges that the Company breached the Strategic Alliance Master Agreement between the parties and committed fraud in connection with its failure to provide specified software. The Company has counterclaimed against BCE Emergis. After a series of pleadings, Court rulings and a mediation, the matter has not yet been resolved. A previously set trial date has been vacated by the Court due to an ongoing discovery dispute that is now before the Ninth Circuit Court of Appeals. The Court has ordered a second mediation, which has been scheduled for August 29, 2003, and no trial is currently scheduled. Although litigation is inherently uncertain, the Company believes that it has meritorious defenses to all claims in the lawsuit. The Company has accrued for estimable and probable losses in its condensed consolidated financial statements for those matters where it believes that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. There can be no assurance that existing or future litigation arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, results of operations or financial condition or that the amount of accrued losses is sufficient for any actual losses that may be incurred.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of June 30, 2003. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s business, results of operations or financial condition.

Note 5—Minority Interests in Subsidiaries

As of June 30, 2003, minority interests of approximately $17.8 million are recorded on the condensed consolidated balance sheet in order to reflect the share of the net assets of Nihon Ariba K.K. and Ariba Korea, Ltd. held by minority investors. In addition, the Company recognized approximately $858,000 and $246,000 as an increase to other loss for the minority interests’ share in the net income of these majority-owned subsidiaries for the quarters ended June 30, 2003 and 2002, respectively. For the nine month periods ended June 30, 2003 and 2002, the Company recognized approximately $2.3 million and $(535,000) as an increase (decrease) to other loss for the minority interests’ share in the net income (loss) of these majority-owned subsidiaries, respectively.

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

Information regarding revenue for the three and nine month periods ended June 30, 2003 and 2002 and long-lived assets in geographic areas as of June 30, 2003 and September 30, 2002, is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Revenues:
United States	$38,359	$41,491	$120,140	$118,211
Japan	6,083	6,499	19,890	17,969
Other international	12,121	10,832	37,536	34,746

Total	$56,563	$58,822	$177,566	$170,926

	June 30, 2003	September 30, 2002
Long-Lived Assets:
United States	$201,261	$322,017
International	3,670	2,156

Total	$204,931	$324,173

Approximately 10% of total revenues for each of the three and nine month periods ended June 30, 2003 and approximately 7% and 8% of total revenues for the three and nine month periods ended June 30, 2002, respectively, were from entities affiliated with Softbank, a related party. See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information. Revenues are attributed to countries based on the location of the Company’s customers. The Company’s other international revenues were derived from sales in Europe, Canada, Asia, Australia and Latin America. The Company had net liabilities of $14.5 million and $67.9 million related to its international locations as of June 30, 2003 and September 30, 2002, respectively.

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

Warrants

In March 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued an unvested warrant to purchase up to 3,428,572 shares of the Company’s common stock at an exercise price of $87.50 per share. Of the total shares underlying the warrant, 2,700,000 shares have expired unexercised and 728,572 shares remain unvested as of June 30, 2003. These unvested shares, if they remain unvested, will expire on a quarterly basis through March 2005. The business partner can partially vest in this warrant each quarter upon attainment of certain periodic milestones related to revenue targets. The warrant generally expires as to any earned or earnable portion when the milestone period expires or eighteen months after the specific milestone is met. The warrant can be earned over an approximately five-year period. Since the quarter ended March 31, 2001, the business partner has not vested in any shares of this warrant and accordingly, no business partner warrant expense has been recorded since that period. No amounts related to the unvested warrants are reflected in the accompanying condensed consolidated financial statements.

Deferred stock-based compensation

The Company recorded deferred stock-based compensation totaling approximately $263.7 million from inception through June 30, 2003. Of this amount, $38.4 million related to the issuance of stock options prior to the Company’s initial public offering in June 1999, and $71.0 million and $124.6 million related to the acquisitions of TradingDynamics, Inc. and SupplierMarket.com, Inc., respectively, in fiscal year 2000. These amounts are amortized in accordance with Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans over the vesting period of the individual options and restricted common stock, generally between two to five years.

During fiscal year 2000, certain individuals received stock options from companies acquired by the Company shortly before such acquisitions. The total intrinsic value and fair value for the options granted was $71.0 million and $40.5 million, respectively. The intrinsic value of these options was recorded as deferred stock-based compensation and is being amortized over the four year vesting period using an accelerated method consistent with FIN 28. The compensation charge recorded for these options was zero and $284,000 for the quarters ended June 30, 2003 and 2002, respectively. In addition, certain consultants to these companies received options that vested based on providing services to the Company. The compensation charge recorded for these options was zero for each of the quarters ended June 30, 2003 and 2002.

For the quarters ended June 30, 2003 and 2002, the Company recorded $364,000 and $3.3 million of stock-based compensation, respectively. For the nine month periods ended June 30, 2003 and 2002, the Company recorded $1.8 million and $11.8 million of stock-based compensation, respectively. As of June 30, 2003, the Company had an aggregate of approximately $327,000 of deferred stock-based compensation remaining to be amortized.

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the quarters ended June 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(3,447)	$(198,744)	$(113,692)	$(505,396)
Unrealized loss on securities	51	780	(331)	(1,057)
Foreign currency translation adjustments	290	3,567	719	205

Comprehensive loss	$(3,106)	$(194,397)	$(113,304)	$(506,248)

The income tax effects related to unrealized losses on securities and foreign currency translation adjustments are not considered material.

The components of accumulated other comprehensive loss as of June 30, 2003 and September 30, 2002 are as follows (in thousands):

	June 30, 2003	September 30, 2002
Unrealized gain on securities	$1,571	$1,902
Foreign currency translation adjustments	(2,595)	(3,314)

Accumulated other comprehensive loss	$(1,024)	$(1,412)

Note 8—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(3,447)	$(198,744)	$(113,692)	$(505,396)

Weighted-average common shares outstanding	268,078	264,446	267,089	263,368
Less: Weighted-average common shares subject to repurchase	(1,076)	(4,266)	(1,655)	(5,184)

Weighted-average common shares used in computing basic and diluted net loss per common share	267,002	260,180	265,434	258,184

Basic and diluted net loss per common share	$(0.01)	$(0.76)	$(0.43)	$(1.96)

At June 30, 2003 and 2002, approximately 48.9 million and 48.7 million potential common shares, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive. Of these, 728,572 shares and 2,446,246 shares at June 30, 2003 and 2002, respectively, would be issuable under certain warrants contingent upon completion of certain revenue milestones.

The weighted-average exercise price of stock options outstanding as of June 30, 2003 and 2002 was $3.47 and $3.96, respectively. The weighted average repurchase price of unvested stock outstanding as of June 30, 2003 and 2002 was $0.00 and $0.14, respectively. The weighted average exercise price of warrants outstanding at each of June 30, 2003 and 2002 was $87.50.

Note 9—Related Party Transactions

In the first and third quarters of fiscal 2001, the Company sold approximately 41% of its consolidated subsidiary, Nihon Ariba K.K., and approximately 42% of its consolidated subsidiary, Ariba Korea, Ltd., respectively, to Softbank Corp., a Japanese corporation and its subsidiaries (collectively, “Softbank”). An affiliate of Softbank also received the right to distribute Ariba products from these subsidiaries in their respective jurisdictions. Related to transactions with Softbank, the Company recorded revenue of $5.8 million and $4.3 million for the quarters ended June 30, 2003 and 2002, respectively, and $17.8 million and $13.5 million for the nine month periods ended June 30, 2003 and 2002, respectively, pursuant to a long-term revenue commitment. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.

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

Recent Event

As a result of a review we initiated in December 2002, we have restated our consolidated financial statements for the fiscal years ended September 30, 2000 and 2001 and for the quarters ended December 31, 1999 through June 30, 2002. We have also adjusted the consolidated financial statement information for the quarter and fiscal year ended September 30, 2002 originally announced on October 23, 2002 and for the quarter ended December 31, 2002 originally announced on January 23, 2003. Ariba’s condensed consolidated statements of operations for the three and nine month periods ended June 30, 2002 have been restated as discussed in our Annual Report on Form 10-K for the year ended September 30, 2002 as filed on April 10, 2003 and our Quarterly Report on Form 10-Q/A for the three months ended June 30, 2002 as filed on April 11, 2003.

Overview

Ariba (referred to herein as “Ariba” or “we”) provides Enterprise Spend Management solutions that allow enterprises to manage efficiently the purchasing of all non-payroll goods and services required to run their business. We refer to these non-payroll expenses associated with running a business as “spend.” Our solutions, which include software applications, services and network access, are designed to provide corporations with technology and business process improvements to better manage their corporate spending and, in turn, save money. Our software applications and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and settlement activities. These goods and services include commodities, raw materials, operating resources, services, temporary labor, travel, and maintenance, repair and operations equipment.

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

We were incorporated in Delaware in September 1996 and from that date through March 1997 were in the development stage, conducting research and developing our initial products. In March 1997, we began selling our products and related services and currently market them in North America, Europe, the Middle East, Asia, Australia and Latin America primarily through our direct sales force and indirect sales channels.

We have incurred significant losses since inception. As of June 30, 2003, we had an accumulated deficit of approximately $4.3 billion, including cumulative charges for the amortization of goodwill and other intangible assets totaling $2.3 billion, impairment of goodwill and other intangible assets totaling $1.4 billion, business partner warrant expense totaling $68.9 million, of which $9.0 million has been reclassified as a reduction of revenues due to our adoption of EITF No. 01-9, and amortization of stock-based compensation totaling $134.9 million.

Our operating expenses include amortization of goodwill and other intangible assets that we recorded in connection with our fiscal year 2000 acquisitions of TradingDynamics, Tradex and SupplierMarket and an intellectual property agreement with a third party. During the year ended September 30, 2000, we also had a charge related to the purchase of in-process research and development related to these acquisitions. During the year ended September 30, 2001, we recorded a $1.4 billion impairment charge relating to goodwill and other intangible assets acquired in the Tradex acquisition as a result of an impairment assessment of goodwill and identifiable assets recorded in connection with the acquisitions of TradingDynamics, Tradex and SupplierMarket.

On January 28, 2003, we acquired privately-held Goodex AG (“Goodex”), a European sourcing services provider. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price of $3.3 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date with the remainder allocated to goodwill.

As a result of our adoption of SFAS No. 142 on October 1, 2002 we ceased amortization of the remaining goodwill that had a net book value of approximately $176.4 million as of October 1, 2002. As of June 30, 2003, we had unamortized goodwill and other intangible assets of approximately $181.2 million which includes $4.8 million of goodwill related to the recently completed Goodex acquisition. Other intangible assets have been amortized on a straight-line basis over their total expected useful lives ranging from two to three years. Other identifiable intangible assets which include covenants not-to-compete, core technology and an intellectual property agreement were fully amortized as of March 31, 2003. See Note 2 of Notes to Condensed Consolidated Financial Statements for more detailed information.

In connection with certain stock options granted to our employees, stock options issued pursuant to the TradingDynamics and SupplierMarket acquisitions and restricted common stock issued to certain senior executives, officers and employees, we recorded deferred stock-based compensation totaling approximately $263.7 million from inception through June 30, 2003. Of this amount, we recorded $71.0 million and $124.6 million related to the acquisitions of TradingDynamics and SupplierMarket, respectively, in fiscal year 2000. Deferred stock-based compensation is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the options and restricted stock. During the quarter ended June 30, 2003, we recorded $364,000 of related stock-based compensation amortization expense. As of June 30, 2003, we have approximately $327,000 of deferred stock-based compensation remaining to be amortized. The amortization of the remaining deferred stock-based compensation is expected to result in additional charges to operations through fiscal year 2007. The amortization of stock-based compensation is presented as a separate component of operating expenses in our Condensed Consolidated Statements of Operations. See Note 7 of Notes to Condensed Consolidated Financial Statements for more detailed information.

During fiscal year 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. In addition, we implemented a further reduction of our worldwide workforce during the quarter ended December 31, 2001 and recorded an additional restructuring charge in the quarter ended June 30, 2002 related to our abandonment of certain operating leases as part of our program to restructure our operations and related facilities. In the quarter ended June 30, 2003, we revised our original estimates and expectations for our corporate headquarters and field offices disposition efforts. This revision was a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued declines in market conditions in the commercial real estate market in Northern California. Based on these factors and consultation with an independent appraisal firm retained by us, we recorded an additional charge to lease abandonment costs of $5.4 million in the quarter ended June 30, 2003. See Note 4 of Notes to Condensed Consolidated Financial Statements for more detailed information.

Our recent restructurings have placed significant demands on our management and operational resources. To position our company for future growth, we must continue to invest in and implement scalable operational systems, procedures and controls. We must also be able to recruit and retain qualified employees and expect any future expansion to continue to challenge our ability to hire, train, manage and retain our employees. As of June 30, 2003, we had 854 full-time employees.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition has resulted in price pressure and could result in reduced gross margins and loss of market share, either of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We compete with several major client server enterprise software companies, including SAP, Oracle and PeopleSoft. In the area of sourcing solutions specifically, we compete with services companies such as FreeMarkets, as well as other small software companies such as b2emarkets, eBreviate, Emptoris and Frictionless Commerce, among others. In addition, because spend management is a relatively new software category, we expect additional competition from other established and emerging companies, if this market continues to develop and expand.

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

Deferred revenue includes amounts received from customers for which revenue has not been recognized that generally results from deferred maintenance and support, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized as revenue upon delivery of our product, as services are rendered, or as other requirements requiring deferral under SOP 97-2 are satisfied. Deferred revenue excludes contract amounts for which payment has yet to be collected. Likewise, accounts receivable exclude amounts due from customers for which revenue has been deferred.

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

Lease abandonment costs

We initially recorded a significant restructuring charge in the third quarter of fiscal year 2001 upon abandoning certain operating leases as part of our program to restructure our operations and related facilities and we recorded an additional charge in the third quarter of fiscal year 2002. In the quarters ended June 30, 2003 and 2002, we revised our estimates and expectations for our corporate headquarters and field offices disposition efforts as a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued declines in market conditions in the commercial real estate market in Northern California. Lease abandonment costs for the abandoned facilities were estimated to include the impairment of leasehold improvements, remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which were achieved using market trend information analyses provided by a commercial real estate brokerage firm retained by us. Each reporting period we review these estimates, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, as of June 30, 2003, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss of our Sunnyvale, California headquarters by approximately $7.8 million.

Legal contingencies

We are subject to various claims and legal actions. We have accrued for estimated losses in the accompanying condensed consolidated financial statements for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. Although we currently believe that we have adequately accrued for estimable and probable losses regarding the outcome of outstanding legal proceedings, claims and litigation involving us, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on our business, results of operations or financial condition or that the current amount of accrued losses is sufficient for any actual losses that may be incurred.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Revenues:
License	$21,288	$26,915	$79,486	$75,213
Maintenance and service	35,275	31,907	98,080	95,713

Total revenues	56,563	58,822	177,566	170,926

Cost of revenues:
License	1,784	538	3,663	2,710
Maintenance and service (exclusive of stock-based compensation expense (benefit) of $(42) and $734 for the three months ended June 30, 2003 and 2002, respectively, and $(751) and $2,551 for the nine months ended June 30, 2003 and 2002, respectively)	11,889	11,024	33,942	31,089

Total cost of revenues	13,673	11,562	37,605	33,799

Gross profit	42,890	47,260	139,961	137,127

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $239 and $1,247 for the three months ended June 30, 2003 and 2002, respectively, and $1,446 and $3,250 for the nine months ended June 30, 2003 and 2002, respectively, and exclusive of business partner warrant expense of zero for each of the three month periods ended June 30, 2003 and 2002, and zero and $5,562 for the nine months ended June 30, 2003 and 2002, respectively)	19,199	19,544	60,320	66,881
Research and development (exclusive of stock-based compensation expense (benefit) of $26 and $(34) for the three months ended June 30, 2003 and 2002, respectively, and $258 and $(203) for the nine months ended June 30, 2003 and 2002, respectively)	13,123	16,726	40,955	48,577
General and administrative (exclusive of stock-based compensation expense of $141 and $1,378 for the three months ended June 30, 2003 and 2002, respectively, and $883 and $6,181 for the nine months ended June 30, 2003 and 2002, respectively)	8,745	8,842	29,578	26,491
Amortization of goodwill and other intangible assets	—	141,291	117,464	424,509
Business partner warrants, net	—	—	—	5,562
Stock-based compensation	364	3,325	1,836	11,779
Restructuring and lease abandonment costs	5,350	57,125	5,350	62,609

Total operating expenses	46,781	246,853	255,503	646,408

Loss from operations	(3,891)	(199,593)	(115,542)	(509,281)
Interest income	1,163	1,801	4,105	6,257
Interest expense	(74)	(7)	(87)	(34)
Other income	97	301	494	122

Net loss before income taxes and minority interests	(2,705)	(197,498)	(111,030)	(502,936)
Provision (benefit) for income taxes	(116)	1,000	327	2,995
Minority interests in net income (loss) of consolidated subsidiaries	858	246	2,335	(535)

Net loss	$(3,447)	$(198,744)	$(113,692)	$(505,396)

Net loss per share—basic and diluted	$(0.01)	$(0.76)	$(0.43)	$(1.96)

Weighted average shares used in computing net loss per share—basic and diluted	267,002	260,180	265,434	258,184

Comparison of the Three and Nine Month Periods Ended June 30, 2003 and 2002

Revenues

License

License revenues for the quarter ended June 30, 2003 were $21.3 million, a 21% decrease from license revenues of $26.9 million for the quarter ended June 30, 2002. This decrease is attributable to a reduced number of license sales during the three months ended June 30, 2003 reflecting the continued sluggish information technology spending and lower revenues from prior quarter license transactions. License revenues for the nine months ended June 30, 2003 were $79.5 million, a 6% increase over license revenues of $75.2 million for the nine months ended June 30, 2002. This increase is primarily attributable to an expansion of our customer base in our domestic operations, new product introductions and enhancements and the timing of revenue recognition of certain large contracts during the first half of fiscal 2003. Additionally, the increase for the nine months ended June 30, 2003 is also attributable to revenue from Softbank as discussed below. We anticipate that license revenues for the quarter ending September 30, 2003 will be flat or down compared to the quarter ended June 30, 2003. In addition, we have experienced and expect to continue to experience declines in deferred revenue that may adversely impact revenues over the long term.

We recognized license revenues of $4.7 million and $3.5 million for the quarters ended June 30, 2003 and 2002, respectively, and $14.5 million and $10.7 million for the nine months ended June 30, 2003 and 2002, respectively, from Softbank, a related party, pursuant to a long-term revenue commitment. These amounts represent 22% and 13% of license revenues for the quarters ended June 30, 2003 and 2002, respectively, and 18% and 14% of license revenues for the nine months ended June 30, 2003 and 2002, respectively. Revenues under our agreement with Softbank are recognized based on the lower of cumulative ratable subscription revenue or cumulative cash received. We have in the past extended the time period over which Softbank must provide committed levels of revenue, thereby reducing their quarterly revenue commitments. Softbank has not been in compliance with the performance levels contemplated by our strategic relationship, and in June 2003 we submitted the matter for arbitration. See the Risk Factor herein entitled “Our Dispute with Softbank May Adversely Impact Our Business” for additional information. There is no assurance that we can achieve a mutually satisfactory resolution of our dispute with Softbank. The failure to realize future revenues from Softbank at committed levels could have an material adverse impact on our business.

Maintenance and service

Maintenance and service revenues for the quarter ended June 30, 2003 were $35.3 million, an 11% increase over maintenance and service revenues of $31.9 million for the quarter ended June 30, 2002. Maintenance and service revenues for the nine months ended June 30, 2003 were $98.1 million, a 3% increase over maintenance and service revenues of $95.7 million for the nine months ended June 30, 2002. Maintenance revenues remained relatively stable and these increases principally relate to increases in consulting revenues including revenues related to completion of certain large implementation projects during the third quarter of fiscal 2003.

Cost of Revenues

License

Cost of license revenues for the quarter ended June 30, 2003 was $1.8 million, a 232% increase over cost of license revenues of $538,000 for the quarter ended June 30, 2002. Cost of license revenues for the nine months ended June 30, 2003 was $3.7 million, a 35% increase over cost of license revenues of $2.7 million for the nine months ended June 30, 2002. The increases are primarily related to an increase in royalties payable to third parties for integrated technology and for the quarter ended June 30, 2003, increases in co-sell and reseller fees.

Maintenance and service

Cost of maintenance and service revenues for the quarter ended June 30, 2003 was $11.9 million, an 8% increase over cost of maintenance and service revenues of $11.0 million for the quarter ended June 30, 2002. Cost of maintenance and service revenues for the nine months ended June 30, 2003 was $33.9 million, a 9% increase over cost of maintenance and service revenues of $31.1 million for the nine months ended June 30, 2002. These increases are primarily attributable to increased headcount in our services organization, offset by reductions in maintenance expense.

Operating Expenses

Sales and marketing

Sales and marketing expenses include costs associated with our sales and marketing personnel and consist primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses, travel and entertainment expenses related to these personnel and the provision for doubtful accounts. Sales and marketing expenses for the quarter ended June 30, 2003 were $19.2 million, a 2% decrease from sales and marketing expenses of $19.5 million for the quarter ended June 30, 2002. Sales and marketing expenses for the nine months ended June 30, 2003 were $60.3 million, a 10% decrease from sales and marketing expenses of $66.9 million for the nine months ended June 30, 2002. These decreases are primarily attributable to decreases in bonuses and commissions, provision for doubtful accounts, and reduced overhead, partially offset by an increase in compensation and benefits, severance and fees to outside professional service providers. These expenses may increase over the longer term.

Research and development

Research and development expenses include costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily include employee compensation and benefits, consulting costs and the cost of software development tools and equipment. Research and development expenses for the quarter ended June 30, 2003 were $13.1 million, a decrease of 22% from research and development expenses of $16.7 million for the quarter ended June 30, 2002. Research and development expenses for the nine months ended June 30, 2003 were $41.0 million, a decrease of 16% from research and development expenses of $48.6 million for the nine months ended June 30, 2002. These decreases are primarily attributable to a reduction in bonuses, fees paid to outside service providers, a decrease in the localization of our software and reduced overhead, offset by an increase in compensation and benefits. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. These expenses may increase over the longer term.

General and administrative

General and administrative expenses consist primarily of compensation and benefits costs for executive, finance and administrative personnel and fees to outside professional service providers. General and administrative expenses for the quarter ended June 30, 2003 were $8.7 million, an increase of 1% over general and administrative expenses of $8.8 million for the quarter ended June 30, 2002. General and administrative expenses for the nine months ended June 30, 2003 were $29.6 million, an increase of 12% over general and administrative expenses of $26.5 million for the nine months ended June 30, 2002. These increases are primarily attributable to increases in fees to outside professional service providers in connection with our recently completed accounting review and increases in other administrative fees, offset by a reduction in bonuses and compensation and benefits. Although we believe the expenses associated with our recently completed internal accounting review are substantially complete, we expect, over the near term and perhaps for much longer, to incur significant fees and expenses relating to our ongoing regulatory and legal proceedings, including litigation relating to the recent restatement of our consolidated financial statements.

Amortization of goodwill and other intangible assets

On January 28, 2003, we acquired privately-held Goodex, a European sourcing services provider. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price of $3.3 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remainder allocated to goodwill.

In fiscal year 2000, we sold 5,142,858 shares of common stock with a fair market value of $834.4 million to an independent third party in connection with an intellectual property agreement. As part of the sale we received intellectual property and $47.5 million in cash. The intellectual property was valued at the difference between the fair market value of the stock being exchanged and the cash received, which is $786.9 million. This amount is classified within other intangible assets and has been amortized over three years based on the terms of the related intellectual property purchase agreement. The total amortization of the value of this intellectual property was zero and $65.6 million for the quarters ended June 30, 2003 and 2002, respectively.

Amortization of other intangible assets was zero and $117.5 million for the three and nine month periods ended June 30, 2003 and amortization of goodwill and other intangible assets was $141.3 million and $424.5 million for the three and nine month periods ended June 30, 2002, respectively.

As a result of our adoption of SFAS No. 142 on October 1, 2002, we ceased amortization of the remaining goodwill that had a net book value of approximately $176.4 million as of October 1, 2002. As of June 30, 2003, we had unamortized goodwill of approximately $181.2 million, which includes $4.8 million of goodwill related to the recently completed Goodex acquisition. Other intangible assets have been amortized on a straight-line basis over their total expected useful lives ranging from two to three years. These assets, which include covenants not-to-compete, core technology and an intellectual property agreement were fully amortized as of March 31, 2003.

Business partner warrants

In the past, we have issued warrants for the purchase of our common stock to certain business partners which vested either immediately or vested contingently upon the achievement of certain milestones related to targeted revenue. We recognized business partner warrant expenses associated with these warrants totaling zero and $5.6 million for of the three and nine months periods ended June 30, 2002, respectively. There was no expense recorded for business partner warrant expense for the three and nine month periods ended June 30, 2003.

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

Stock-based compensation

We have recognized deferred stock-based compensation associated with stock options granted to employees at prices below market value on the date of grant, stock options issued to certain employees in conjunction with the consummation of the TradingDynamics and SupplierMarket acquisitions in fiscal year 2000 and the issuance of restricted shares of common stock to certain senior executives, officers and employees. These amounts are included as a component of stockholders’ equity and are charged to operations over the vesting period of the options or the lapse of restrictions for the restricted stock, consistent with the method described in FIN 28. Stock-based compensation expense is presented as a separate line item in our condensed consolidated statements of operations, net of the effects of reversals related to terminated employees for cancellation of unvested stock options previously amortized to expense (benefit) under FIN 28. For the quarters and nine months ended June 30, 2003 and 2002, stock-based compensation expense (benefit), net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Cost of revenues	$(42)	$734	$(751)	$2,551
Sales and marketing	239	1,247	1,446	3,250
Research and development	26	(34)	258	(203)
General and administrative	141	1,378	883	6,181

Total	$364	$3,325	$1,836	$11,779

As of June 30, 2003, we had an aggregate of approximately $327,000 of deferred stock-based compensation remaining to be amortized through fiscal year 2007.

Restructuring and lease abandonment costs

In fiscal year 2001, we initiated a restructuring program to conform our expense and revenue levels and to better position us for growth and profitability. As part of the restructuring program, we restructured our worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities. In addition, we implemented a further reduction of our worldwide workforce during the quarter ended December 31, 2001 totaling $5.7 million and recorded an additional restructuring charge in the quarter ended June 30, 2002, totaling $57.1 million, related to our abandonment of certain operating leases as part of our program to restructure our operations and related facilities. The following table details restructuring activity through June 30, 2003 (in thousands):

	Severance and benefits	Lease abandonment costs	Total
Accrued restructuring costs as of September 30, 2002	$103	$61,966	$62,069
Cash paid	(22)	(6,794)	(6,816)

Accrued restructuring costs as of December 31, 2002	81	55,172	55,253
Cash paid	(8)	(4,674)	(4,682)

Accrued restructuring costs as of March 31, 2003	73	50,498	50,571
Total charge to expense	—	5,350	5,350
Cash paid	(6)	(4,441)	(4,447)

Accrued restructuring costs as of June 30, 2003	$67	$51,407	51,474

Less: current portion			13,869

Accrued restructuring costs, less current portion			$37,605

Lease abandonment costs incurred to date relate to the abandonment for the remaining lease terms of excess leased facilities in Mountain View and Sunnyvale, California, Tampa, Florida, Alpharetta, Georgia, Lisle,

Illinois, Burlington, Massachusetts, Dallas, Texas, Hong Kong and Singapore. The estimated net costs of abandoning these leased facilities, including remaining lease liabilities offset by estimated sublease income, were based on market information trend analyses provided by a commercial real estate brokerage firm retained by us.

In the quarter ended June 30, 2003, we revised our original estimates and expectations for our corporate headquarters and field offices disposition efforts. This revision was a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued declines in market conditions in the commercial real estate market in Northern California. Based on these factors and consultation with an independent appraisal firm retained by us, we recorded an additional charge to lease abandonment costs of $5.4 million was recorded in the quarter ended June 30, 2003.

As of June 30, 2003, $51.5 million of lease abandonment costs, net of anticipated sublease income of $211.3 million, remains accrued and is expected to be utilized by fiscal 2013. Actual sublease payments due to us under noncancelable subleases of excess facilities totaled $71.0 million as of June 30, 2003, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at June 30, 2003, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on our operating results and cash position. For example, as of June 30, 2003, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss of our Sunnyvale, California headquarters by approximately $7.8 million.

Severance and benefits primarily include involuntary termination and health benefits, outplacement costs and payroll taxes.

Interest income

Interest income for the quarter ended June 30, 2003 was $1.2 million, a decrease of 36% from interest income of $1.8 million for the quarter ended June 30, 2002. Interest income for the nine months ended June 30, 2003 was $4.1 million, a decrease of 34% from interest income of $6.3 million for the nine months ended June 30, 2002. The decrease is primarily attributable to lower invested cash, cash equivalents and investment balances and a decline in interest rates.

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

As of June 30, 2003, minority interest of approximately $14.9 million is recorded on the condensed consolidated balance sheets in order to reflect the share of the net assets of Nihon Ariba K.K. held by minority investors. We recognized $884,000 and $300,000 as a loss for the minority interest’s share of Nihon Ariba K.K.’s income for the quarters ended June 30, 2003 and 2002, respectively. For the nine months ended June 30, 2003, we recognized $2.4 million as a loss for the minority interest’s share of Nihon Ariba K.K.’s income. For the nine months ended June 30, 2002, we recognized $405,000 as income for the minority interest’s share of Nihon Ariba K.K.’s loss.

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

As of June 30, 2003, minority interest of approximately $2.9 million is recorded on the condensed consolidated balance sheets in order to reflect the share of the net assets of Ariba Korea, Ltd. held by minority investors. We recognized $26,000 and $54,000 as income for the minority interest’s share of Ariba Korea, Ltd.’s loss for the quarters ended June 30, 2003 and 2002, respectively. For the nine months ended June 30, 2003, we recognized $92,000 as income for the minority interest’s share of Ariba Korea, Ltd.’s loss. For the nine months ended June 30, 2002, we recognized $130,000 as income for the minority interest’s share of Ariba Korea Ltd’s loss.

Provision for income taxes

We incurred operating losses for the three and nine month periods ended June 30, 2003 and June 30, 2002. We have recorded a valuation allowance for the full amount of the net deferred tax assets, as it is more likely than not that the deferred tax assets will not be realized. For the three month periods ended June 30, 2003 and 2002, we incurred an income tax benefit of $116,000 and income tax expense of $1.0 million, respectively, and for the nine month periods ended June 30, 2003 and 2002, we incurred income tax expense of $327,000 and $3.0 million, respectively, primarily attributable to state and foreign taxes.

Liquidity and Capital Resources

As of June 30, 2003, we had $115.9 million in cash, cash equivalents and short-term investments, $98.1 million in long-term investments and $28.8 million in restricted cash, for total cash and investments of $242.8 million, and a $37.5 million working capital deficiency. All significant cash and investments are held in accounts in the United States except for approximately $44.0 million and $7.0 million held by Nihon Ariba K.K. and Ariba Korea, Ltd, respectively, our majority-owned subsidiaries in Japan and Korea, respectively, to fund their activities and operations. As of September 30, 2002, we had $157.3 million in cash, cash equivalents and short-term investments, $88.0 million in long-term investments and $30.3 million in restricted cash, for total cash and investments of $275.6 million, and $25.7 million in working capital. The decline in working capital of $63.2 million since September 30, 2002 is primarily attributed to a decrease in cash and cash equivalents by approximately $15.7 million, a reduction of the portion of investments classified as current due to changes in relative maturity of our portfolio and an increase in the portion of deferred revenue classified as current due to reduction of multi-year prepayments and resolution of uncertainties regarding the timing of recognition for certain contracts for which recognition was previously considered indefinite and therefore classified as non-current.

Net cash used in operating activities was approximately $32.5 million for the nine months ended June 30, 2003, compared to $34.0 million of net cash used in operating activities for the nine months ended June 30, 2002. Net cash used in operating activities for the nine months ended June 30, 2003 is primarily attributable to decreases in deferred revenue, restructuring and lease abandonment costs, accrued compensation and related liabilities and accrued liabilities and increases in accounts receivable. These cash flows used in operating activities were partially offset by non-cash expenses in excess of the net loss for the period and increases in accounts payable and decreases in prepaid expenses and other assets. Partly as a result of increased use of extended payment terms during recent quarters, deferred revenues have declined and may continue to decline.

Net cash provided by investing activities was approximately $12.0 million for the nine months ended June 30, 2003, compared to $42.8 million of net cash provided by investing activities for the nine months ended June 30, 2002. Net cash provided by investing activities for the nine months ended June 30, 2003 is primarily attributable to the redemption of our investments, partially offset by cash used in connection with our acquisition of Goodex and purchases of property and equipment.

Net cash provided by financing activities was approximately $4.4 million for the nine months ended June 30, 2003, compared to $23.1 million of net cash provided by financing activities for the nine months ended

June 30, 2002. Net cash provided by financing activities for the nine months ended June 30, 2003 is primarily attributable to proceeds from the exercise of stock options, partly offset by the payment of capital lease obligations.

In March 2000, we entered into a new facility lease agreement for approximately 716,000 square feet constructed in four office buildings and an amenities building in Sunnyvale, California for our headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. As of June 30, 2003 minimum monthly lease payments are $2.3 million and escalate annually with the total future minimum lease payments amounting to $321.6 million over the remaining lease term. During fiscal 2000 and 2001, we also contributed $80.0 million towards leasehold improvement costs of the facility and for the purchase of equipment and furniture, of which approximately $49.2 million was written off in connection with the abandonment of excess facilities. As part of this lease agreement, we are required to hold certificates of deposit totaling $25.7 million as of June 30, 2003 as a form of security through fiscal 2013, which is classified as restricted cash on our condensed consolidated balance sheets.

Future minimum lease payments under all noncancelable operating leases are as follows as of June 30, 2003 (in thousands):

Year Ending June 30,	Operating leases
2004	$37,339
2005	37,610
2006	36,960
2007	34,535
2008	33,357
Thereafter	168,849

Total minimum lease payments	$348,650

Operating lease payments shown above exclude any adjustment for future lease income due under noncancelable subleases of excess facilities, which amounted to $71.0 million as of June 30, 2003. Interest expense related to capital lease obligations is immaterial for all periods presented.

We do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do have standby letters of credit, which are cash collateralized. These instruments are issued by our banks in lieu of a cash security deposit required by landlords for our real estate leases. We have approximately $28.5 million in standby letters of credit related to all domestic and international real estate lease requirements classified as restricted cash on our condensed consolidated balance sheets as of June 30, 2003.

We expect to incur significant operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. We anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, our ability to manage infrastructure costs and the outcome of our subleasing activities related to the costs of abandoning excess leased facilities and the level of expenditures relating to our recently completed accounting review and ongoing regulatory and legal proceedings.

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

Risk Factors

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Ariba and its business because such factors may have a significant impact on Ariba’s business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in Ariba’s other SEC filings, actual results could differ materially from those projected in any forward-looking statements. We believe that our success in fiscal year 2003 will depend particularly upon our ability to effectively market our Enterprise Spend Management solutions and maintain tight control over expenses and cash. We believe that key risks include our market execution in Europe, the status of our relationship with Softbank, the overall level of information technology spending and the potential adverse impact resulting from the restatement of our consolidated financial statements and related inquiries and regulatory and legal proceedings.

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

The Slowdown in Information Technology Spending May Adversely Impact Our Business.

Our business has been adversely impacted by the decline in information technology spending. The majority of Ariba’s business continues to be from sales of the Ariba Buyer product and related products and services, which sales are from a relatively small number of customers each quarter. As a result, the number of such sales could be significantly impacted by a decline in spending. We expect the effects of the slowdown to continue to adversely impact our business for the next few quarters and perhaps significantly longer. The adverse impacts from the slowdown include longer sales cycles, lower average selling prices and reduced bookings and revenues.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We had an accumulated deficit of approximately $4.3 billion as of June 30, 2003, including cumulative charges for the amortization of goodwill and other intangible assets totaling $2.3 billion, impairment of goodwill and other intangible assets totaling $1.4 billion, business partner warrant expense totaling $68.9 million, of which $9.0 million has been reclassified as a reduction of revenues due to our adoption of EITF No. 01-9, and amortization of stock-based compensation totaling $134.9 million. We may incur significant losses in the future for a number of reasons, including the following:

•	We may incur substantial non-cash expenses resulting from the impairment of goodwill, the amortization of deferred compensation and potentially the issuance of warrants;

•	Although revenues for the nine months ended June 30, 2003 increased compared to the nine months ended June 30, 2002, revenues from products and services may decline in the future;

•	Although we have significantly reduced expense levels, we may need to further reduce expenses in the future should revenues decline; and

•	We have significant cash commitments under noncancelable leases for excess office space. Net cash commitments, related expense accruals and possible future restructuring charges will depend on the level of sublease income we receive for this office space.

Our Quarterly Operating Results Are Volatile and Difficult to Predict.

Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indicators of future performance trends. We anticipate that license revenues for the quarter ending September 30, 2003 will be flat or down compared to the quarter ended June 30, 2003. In addition, we have experienced and expect to continue to experience declines in deferred revenue that may adversely impact revenues over the long term.

Our quarterly operating results have varied or may vary depending on a number of factors, including the following:

Risks Related to Revenues

•	fluctuations in demand, mix and average selling price for our products and services;

•	fluctuations in the number of new customer contracts, especially for Ariba Buyer and related products;

•	changes in the timing of sales of our products and services;

•	changes in the mix of types of licensing arrangements and related timing of revenue recognition;

•	actions taken by our competitors, including new product introductions and enhancements, or consolidation efforts of certain large enterprise software vendors;

•	recent declines in our deferred revenue; and

•	the impact of the restatement of our consolidated financial statements and our ongoing regulatory and legal proceedings on customer demand.

Risks Related to Expenses

•	payment of compensation to sales personnel based on achieving sales quotas and co-sale payments, referral fees and other commissions to our strategic partners based on our sales;

•	royalties paid to third parties for technology incorporated into our products and services;

•	our ability to control costs, including managing reductions in expense levels;

•	costs resulting from the write off of intangible assets relating to recent and any future acquisitions;

•	fluctuations in non-cash charges related to the issuance of warrants to purchase common stock due to fluctuations in our stock price; and

•	the level of expenditures relating to our ongoing regulatory and legal proceedings.

Risks Related to Operations

•	our ability to develop, introduce and market new products and enhancements to our existing products on a timely basis;

•	changes in our pricing policies and business model or those of our competitors;

•	integration of our recent acquisitions and any future acquisitions; and

•	our ability to scale our network and operations to support a larger numbers of customers, suppliers and transactions.

Our Success Depends on Retaining Our Current Key Personnel and Attracting Additional Key Personnel.

Our future performance depends on the continued service of our senior management, product development and sales personnel. We do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. In addition, our success depends on our continuing ability to attract, hire, train and retain a selected number of highly skilled managerial, technical, sales, marketing and customer support personnel. Our ability to retain key employees may be harder, given recent adverse changes in our business. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is substantial, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

Our Revenues in Any Quarter Depend on a Relatively Small Number of Relatively Large Orders. We Have Experienced Lengthening Sales Cycles and Deferrals of a Number of Relatively Large Anticipated Orders.

Our quarterly revenues are especially subject to fluctuation because they depend on the sale of relatively large orders for our products and related services. Many of these relatively large orders are realized at the end of the quarter. As a result, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. We have experienced lengthening sales cycles and deferrals of a number of relatively large anticipated orders, which we believe, have been affected by general economic uncertainty. Approximately 10% of total revenues for each of the three and nine month periods ended June 30, 2003 and approximately 7% and 8% of total revenues for the three and nine month periods ended June 30, 2002, respectively, were from entities affiliated with Softbank, a related party, pursuant to a long-term revenue commitment agreement. See the Risk Factor herein entitled “Our Dispute with Softbank May Adversely Impact Our Business” for additional information.

Revenues in Any Quarter May Vary to the Extent Recognition of Revenue is Deferred when Contracts Are Signed.

We frequently enter into contracts where we recognize only a portion of the total revenue under the contract in the quarter in which we enter into the contract. For example, we may recognize revenue on a ratable basis over the life of the contract or enter into contracts where the recognition of revenue is conditioned upon delivery of future product or service elements. The portion of revenues recognized from contracts entered into in prior quarters may vary significantly in any given quarter, and revenues in any given quarter are a function of both contracts signed in such quarter and contracts signed in prior quarters. For example, the portion of revenues recognized from contracts entered into in prior quarters generally declined in fiscal year 2000 and increased in fiscal year 2001. Since then, the portion of revenues recognized from contracts entered into in prior quarters has remained relatively stable and has represented at least a majority of the revenues recognized each quarter. In addition, deferred revenue is impacted by the time of cash collections.

Our Acquisitions Will, and Any Future Acquisitions May, Require Us to Incur Significant Charges for Intangible Assets.

Our acquisitions will, and any future acquisitions may, require us to incur significant charges for goodwill and other intangible assets, which will negatively affect our operating income. As a result of our adoption of SFAS No. 142 on October 1, 2002, we ceased amortization of the remaining goodwill that had a net book value of approximately $176.4 million as of October 1, 2002. As of June 30, 2003, we had unamortized goodwill and other intangible assets of approximately $181.2 million which includes $4.8 million of goodwill related to the recently completed Goodex acquisition. Other intangible assets were being amortized on a straight-line basis over their total expected useful lives ranging from two to three years. These assets which include covenants not-to-compete, core technology and an intellectual property agreement were fully amortized as of March 31, 2003.

On January 28, 2003, we acquired privately-held Goodex, a European sourcing services provider. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

A Decline in Revenues May Have a Disproportionate Impact on Operating Results And Require Further Reductions in Our Operating Expense Levels.

Because our expense levels are relatively fixed in the near term and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results for that quarter. We incurred restructuring and lease abandonment charges of $62.6 million for the year ended September 30, 2002 and $5.4 million for the quarter ended June 30, 2003. We may incur additional restructuring charges if we experience additional revenue declines.

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

We anticipate that revenues from Ariba Buyer and related products and services will continue to constitute a substantial portion of our revenues for the foreseeable future. For the quarter ended June 30, 2003, revenues from Ariba Buyer and related products and services were a majority of our total revenues. If we experience price declines or fail to achieve broad market acceptance of Ariba Buyer, our business could be seriously harmed. In addition, a relatively small number of customers generally accounted for a substantial portion of revenues from sales of Ariba Buyer and related products.

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

Our Dispute with Softbank May Adversely Impact Our Business.

We have a strategic relationship with Softbank and its affiliates (“Softbank”), as a minority shareholder of our Japanese subsidiary, Nihon Ariba K.K., from which we derive significant revenues. The strategic relationship includes certain quarterly minimum revenue commitments from Softbank to Nihon Ariba. Softbank has not been in compliance with the performance levels contemplated by our strategic relationship, and in June 2003, we submitted a demand for arbitration against Softbank relating to Softbank’s failure to pay contractually required minimum payments to Nihon Ariba. The demand seeks payment in an amount to be determined, and other relief. There is no assurance we can achieve a mutually satisfactory resolution of our dispute with Softbank. The failure to realize future revenues from Softbank at committed levels could have a material adverse impact on our business.

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

On July 15, 2002, Ariba and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. On November 23, 2002, during the pendency of the motion to dismiss, the Court entered as an order a stipulation by which all of the individual defendants were dismissed from the case without prejudice in return for executing a tolling agreement. On February 19, 2003, the Court rendered its decision on the motion to dismiss, granting a dismissal of the remaining Section 10(b) claim against us without prejudice. Plaintiffs have indicated that they intend to file an amended complaint.

On June 24, 2003, a Special Litigation Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against Ariba with prejudice in return for the assignment by us of claims that we might have against its underwriters. No payment to the plaintiffs by Ariba is required under the MOU. There can be no assurance that the MOU will result in a formal settlement or that the Court will approve the settlement that the MOU sets forth. In the event that the MOU does not result in a formal settlement approved by the Court, we intend to defend against these claims vigorously.

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

Litigation and Regulatory Proceedings Regarding the Restatement of Our Financial Statements Could Seriously Harm Our Business.

Beginning January 21, 2003, a number of purported shareholder class action complaints were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors, all purporting to be brought on behalf of a class of purchasers of our common stock in the period from January 11, 2000 to January 15, 2003. The complaints bring claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act, relating to our announcement that we would restate certain of our consolidated financial statements, and also, in the case of two complaints, relating to our acquisition activity and related accounting. Specifically, these actions allege that certain of our prior consolidated financial statements contained false and misleading statements or omissions relating to our failure to properly recognize expenses and other financial items, as reflected in the then proposed restatement. Plaintiffs contend that such statements or omissions caused our stock price to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

In a series of orders issued by the court in February and March, 2003, these cases were deemed related to each other and assigned to a single judge sitting in San Jose. On July 11, 2003, following briefing and a hearing on related motions, the Court entered two orders that together (1) consolidated the related cases for all purposes into a single action captioned In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, (2) appointed a lead plaintiff, and (3) approved the lead plaintiff’s selection of counsel. The orders further direct the lead plaintiff to file an amended consolidated class action complaint within sixty days of the date of the orders, i.e., on or around September 9, 2003, and direct defendants to file their responses to that complaint on or around November 10, 2003. This case is still in its early stages. We intend to defend against these claims vigorously.

Beginning January 27, 2003, several shareholder derivative actions were filed in the Superior Court of California for the County of Santa Clara against certain of our current and former officers and directors and against us as nominal defendant. The actions were filed by shareholders purporting to assert, on our behalf, claims for breach of fiduciary duties, aiding and abetting, violations of the California insider trading law, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and contribution and indemnification. Specifically, the claims were based on our acquisition activity and related accounting implemented by the defendants, the alleged understatement of compensation expenses as reflected in our then proposed restatement, the alleged insider trading by certain defendants, the existence of the restatement class action litigation, in which we are alleged to be liable to defrauded investors, and the allegedly excessive compensation paid by us to one of our officers, as reflected in our then proposed restatement. The complaints sought the payment by the defendants to us of damages allegedly suffered by us, as well as other relief.

These actions were assigned to a single judge sitting in San Jose. On May 7, 2003 following briefing and hearing on related motions, the court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead plaintiffs’ counsel. Pursuant to that order, plaintiffs filed an amended consolidated derivative complaint on May 28, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints, and adds allegations relating to our April 10, 2003 announcement of the restatement of certain financial statements and also adds a cause of action for breach of contract. Defendants’ responses to the amended consolidated complaint are currently due on August 13, 2003. This case is still in its early stages.

On March 7 and March 21, 2003, respectively, two shareholder derivative actions were filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors and against Ariba as nominal defendant. These actions were filed by shareholders purporting to assert, on behalf of Ariba, claims for violations of the Sarbanes-Oxley Act, violations of the California insider trading law, breach of fiduciary duties, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Specifically, the claims were based on our announcements that we intended to and/or had restated certain financial statements and on alleged insider trading by certain defendants. The complaints sought the payment by the defendants to Ariba of damages allegedly suffered by Ariba, as well as other relief.

By orders issued by the court on May 27 and June 23, 2003, these two derivative cases were deemed related to each other and to the securities class actions pending before the same court as now consolidated into In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, and accordingly these two derivative actions were assigned to the same judge sitting in San Jose assigned to that action. On June 23, 2003, following submission of a related stipulation of the parties, the Court issued an order that (1) consolidated the two derivative cases for all purposes into a single action captioned In re Ariba, Inc. Derivative Litigation, Case No. C-03-02172 JF, and (2) appointed lead plaintiffs’ counsel. In accordance with that order, plaintiffs filed an amended consolidated derivative complaint on June 26, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints. Defendants’ responses to the amended consolidated complaint are currently due in September, 2003. This case is still in its early stages.

Litigating existing and potential securities class actions and shareholder derivative actions relating to the restatement of our consolidated financial statements will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. In the case of the securities class actions, if our defenses were ultimately unsuccessful, or if we were unable to achieve a favorable settlement, we could be liable for large damages awards that could seriously harm our business, results of operations and financial condition.

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

General Litigation

We are subject to various claims and legal actions arising in the ordinary course of business. For example, on December 28, 2001, BCE Emergis, Inc., a distributor in Canada of certain of our products, filed a lawsuit against us in the United States District Court for the Northern District of California (No. 01-21221 PVT). Plaintiff seeks approximately thirty million dollars in alleged damages based on claims of breach of contract and promissory fraud/fraudulent concealment. Plaintiff alleges that we breached the Strategic Alliance Master Agreement between the parties and committed fraud in connection with our failure to provide specified software. We have counterclaimed against BCE Emergis. After a series of pleadings, Court rulings and a mediation, the matter has not yet been resolved. A previously set trial date has been vacated by the Court due to an ongoing discovery dispute that is now before the Ninth Circuit Court of Appeals. The Court has ordered a second mediation, which has been scheduled for August 29, 2003, and no trial is currently scheduled. Although litigation is inherently uncertain, we believe that we have meritorious defenses to all claims in the lawsuit. We have accrued for estimable and probable losses in our condensed consolidated financial statements for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable based on estimates by management after consultation with legal counsel. However, there can be no assurance that existing or future litigation arising in the ordinary course of business or otherwise will not result in outcomes that differ significantly from these estimates.

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

We Are at Risk of Further Securities Class Action Litigation Due to Our Stock Price Volatility.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We have in the past experienced significant volatility in the price of our stock. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business.

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. We have only two issued patents and may not develop proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us or our other intellectual property. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States and, in the case of the Ariba Supplier Network, because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and evolving.

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

While international revenues for the quarters ended June 30, 2003, March 31, 2003 and December 31, 2002 have remained fairly stable as a percentage of total revenue compared to the year ended September 30, 2002, there can be no assurance that such relative performance can be sustained in light of such risks.

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

Any Future Acquisitions May Dilute Our Equity and Adversely Affect Our Financial Position.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products in the United States and market our products in the United States, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. For the quarters ended June 30, 2003 and 2002, approximately 32% and 34%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contract outstanding as of June 30, 2003 (in thousands):

		Contract Value
	Buy/Sell	Foreign Currency	USD	Unrealized Loss in USD
Foreign Currency
Swiss Francs	Buy	650	$497	$(14)
Euro	Sell	3,800	$4,469	$(124)

The unrealized loss represents the difference between the contract value and the market value of the contract based on market rates as of June 30, 2003.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which this forward exchange contract is based would result in unrealized exchange gains or losses of approximately $497,000. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures for which the contract is designated as a hedge. We do not expect material exchange rate gains and losses from other foreign currency exposures.

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

	Year Ending June 30, 2004	Year Ending June 30, 2005	Year Ending June 30, 2006	Year Ending June 30, 2007	Year Ending June 30, 2008	Thereafter	Total
Cash equivalents	$53,589	$—	$—	$—	$—	$—	$53,589
Average interest rate	1.10%	—	—	—	—	—	1.10%
Investments	$43,891	$56,741	$41,331	—	—	—	$141,963
Average interest rate	4.04%	4.09%	3.76%	—	—	—	3.98%

Total investment securities	$97,480	$56,741	$41,331	$—	$—	$—	$195,552

Note that these amounts exclude equity investments totaling $1.2 million and uninvested cash of $47.2 million. Cash equivalents includes $28.8 million of restricted cash as of June 30, 2003.

Item 4.    Controls and Procedures

As of August 5, 2003 (the “Evaluation Date”), we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” for purposes of filing reports under the Exchange Act, and our “internal controls and procedures” for financial reporting purposes. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As part of their controls evaluation, the CEO and CFO considered the results of the review undertaken at the direction of the Board of Directors that resulted in the restatement of our consolidated financial statements, including the controls and corporate governance initiatives that were adopted by the Board of Directors. The CEO and CFO also considered the recommendations of KPMG LLP, the Company’s independent auditors, regarding the Company’s disclosure controls and procedures. Rules adopted by the SEC require that we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based on and as of the Evaluation Date.

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

On July 15, 2002, Ariba and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. On November 23, 2002, during the pendency of the motion to dismiss, the Court entered as an order a stipulation by which all of the individual defendants were dismissed from the case without prejudice in return for executing a tolling agreement. On February 19, 2003, the Court rendered its decision on the motion to dismiss, granting a dismissal of the remaining Section 10(b) claim against us without prejudice. Plaintiffs have indicated that they intend to file an amended complaint.

On June 24, 2003, a Special Litigation Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against Ariba with prejudice in return for the assignment by Ariba of claims that Ariba might have against its underwriters. No payment to the plaintiffs by the Company is required under the MOU. There can be no assurance that the MOU will result in a formal settlement or that the Court will approve the settlement that the MOU sets forth. In the event that the MOU does not result in a formal settlement approved by the Court, Ariba intends to defend against these claims vigorously.

Restatement Class Action Litigation

Beginning January 21, 2003, a number of purported shareholder class action complaints were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors, all purporting to be brought on behalf of a class of purchasers of our common stock in the period from January 11, 2000 to January 15, 2003. The complaints bring claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act, relating to our announcement that we would restate certain of our consolidated financial statements, and, in the case of two complaints, relating to our acquisition activity and related accounting. Specifically, these actions allege that certain of our prior consolidated financial statements contained false and misleading statements or omissions relating to our failure to properly recognize expenses and other financial items, as reflected in the then proposed restatement. Plaintiffs contend that such statements or omissions caused the stock price to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

In a series of orders issued by the court in February and March, 2003, these cases were deemed related to each other and assigned to a single judge sitting in San Jose. On July 11, 2003, following briefing and a hearing on related motions, the Court entered two orders that together (1) consolidated the related cases for all purposes into a single action captioned In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, (2) appointed a lead plaintiff, and (3) approved the lead plaintiff’s selection of counsel. The orders further direct the lead plaintiff to file an amended consolidated class action complaint within sixty days of the date of the orders, i.e., on or around September 9, 2003, and direct defendants to file their responses to that complaint on or around November 10, 2003. This case is still in its early stages. We intend to defend against these claims vigorously.

Shareholder Derivative Litigation

Beginning January 27, 2003, several shareholder derivative actions were filed in the Superior Court of California for the County of Santa Clara against certain of our current and former officers and directors and against us as nominal defendant. These actions were filed by shareholders purporting to assert, on our behalf, claims for breach of fiduciary duties, aiding and abetting, violations of the California insider trading law, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and contribution and indemnification. Specifically, the claims were based on our acquisition activity and related accounting implemented by the defendants, the alleged understatement of compensation expenses as reflected in our then proposed restatement, the alleged insider trading by certain defendants, the existence of the restatement class action litigation, in which we are alleged to be liable to defrauded investors, and the allegedly excessive compensation paid by us to one of our officers, as reflected in our then proposed restatement. The complaints sought the payment by the defendants to us of damages allegedly suffered by us, as well as other relief.

These actions were assigned to a single judge sitting in San Jose. On May 7, 2003 following briefing and hearing on related motions, the court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead plaintiffs’ counsel. Pursuant to that order, plaintiffs filed an amended consolidated derivative complaint on May 28, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints, and adds allegations relating to our April 10, 2003 announcement of the restatement of certain financial statements and also adds a cause of action for breach of contract. Defendants’ responses to the amended consolidated complaint are currently due on August 13, 2003. This case is still in its early stages.

On March 7 and March 21, 2003, respectively, two shareholder derivative actions were filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors and against Ariba as nominal defendant. These actions were filed by shareholders purporting to assert, on behalf of Ariba, claims for violations of the Sarbanes-Oxley Act, violations of the California insider trading law, breach of fiduciary duties, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Specifically, the claims were based on our announcements that we intended to and/or had restated certain financial statements and on alleged insider trading by certain defendants. The complaints sought the payment by the defendants to Ariba of damages allegedly suffered by Ariba, as well as other relief.

By orders issued by the court on May 27 and June 23, 2003, these two derivative cases were deemed related to each other and to the securities class actions pending before the same court as now consolidated into In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, and accordingly these two derivative actions were assigned to the same judge sitting in San Jose assigned to that action. On June 23, 2003, following submission of a related stipulation of the parties, the Court issued an order that (1) consolidated the two derivative cases for all purposes into a single action captioned In re Ariba, Inc. Derivative Litigation, Case No. C-03-02172 JF, and (2) appointed lead plaintiffs’ counsel. In accordance with that order, plaintiffs filed an amended consolidated derivative complaint on June 26, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints. Defendants’ responses to the amended consolidated complaint are currently due in September, 2003. This case is still in its early stages.

General

We are subject to various claims and legal actions arising in the ordinary course of business. For example, on December 28, 2001, BCE Emergis, Inc., a distributor in Canada of certain of our products, filed a lawsuit against us in the United States District Court for the Northern District of California (No. 01-21221 PVT). Plaintiff seeks approximately thirty million dollars in alleged damages based on claims of breach of contract and promissory fraud/fraudulent concealment. Plaintiff alleges that we breached the Strategic Alliance Master Agreement between the parties and committed fraud in connection with our failure to provide specified software. We have counterclaimed against BCE Emergis. After a series of pleadings, Court rulings and a mediation, the matter has not yet been resolved. A previously set trial date has been vacated by the Court due to an ongoing discovery dispute that is now before the Ninth Circuit Court of Appeals. The Court has ordered a second mediation, which has been scheduled for August 29, 2003, and no trial is currently scheduled. Although litigation is inherently uncertain, we believe that we have meritorious defenses to all claims in the lawsuit. We have accrued for estimable and probable losses in our condensed consolidated financial statements for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable based on estimates by management after consultation with legal counsel. However, there can be no assurance that existing or future litigation arising in the ordinary course of business or otherwise will not result in outcomes that differ significantly from these estimates.

Item 2.    Changes in Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Securities Holders

The Company held its annual meeting of stockholders in San Mateo, California on June 30, 2003. Of the 268,413,179 shares outstanding as of the record date, 196,744,306 shares were present or represented by proxy at the meeting on June 30, 2003. At the meeting the following actions were voted upon:

a.	To elect the following director to serve for a term ending upon the 2006 Annual Meeting of Stockholders or until his successor is elected and qualified:

	FOR	WITHHELD
Richard A. Kashnow	190,917,180	5,827,126

b.	To ratify the appointment of KPMG LLP as the Company’s independent public accountants for the fiscal year ending September 30, 2003:

FOR	AGAINST	ABSTAIN
193,491,569	3,066,146	186,591

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

10.36*	Severance Agreement, dated May 21, 2003, by and between Registrant and John True.

31.1	Certifications Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission on April 11, 2003 to report the completion of our internal review of certain accounting matters, the filing of certain required periodic reports with the Securities and Exchange Commission and the earnings release date of the second quarter of fiscal year 2003 financial results, and updating of our expense guidance for the second quarter fiscal 2003.

A current report on Form 8-K was filed with the Securities and Exchange Commission on April 28, 2003 to announce our earnings for the second quarter of fiscal year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ JAMES W. FRANKOLA
James W. Frankola Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  August 11, 2003

EXHIBIT INDEX

Exhibit No.	Exhibit Title
10.36*	Severance Agreement, dated May 21, 2003, by and between Registrant and John True.
31.1	Certifications Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.