Form 10-K
period 2003-09-30
ARIBA INC
filed 2003-12-08
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

Common Stock, $0.002 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

As of November 28, 2003, there were 270,584,675 shares of the Registrant’s common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant (based on the closing price for the common stock on the Nasdaq Stock Market on November 28, 2003) was approximately $806.6 billion.

The information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s 2004 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the Registrant’s fiscal year ended September 30, 2003.

ARIBA, INC.

FORM 10-K

September 30, 2003

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

Restatement

As a result of a review we initiated in December 2002, we restated in April 2003 our consolidated financial statements for the fiscal years ended September 30, 2000 and 2001 and the quarters ended December 31, 1999 through June 30, 2002. We also adjusted the consolidated financial statement information for the quarter and fiscal year ended September 30, 2002 originally announced on October 23, 2002 and for the quarter ended December 31, 2002 originally announced on January 23, 2003. Please see our Annual Report on Form 10-K for the year ended September 30, 2002, as filed on April 10, 2003, and our Quarterly Reports on Form 10-Q/A for the three months ended March 31, 2002 and June 30, 2002, each as filed on April 11, 2003, for additional information regarding the restatement and adjustments.

Overview

Ariba provides Enterprise Spend Management solutions that allow enterprises to manage efficiently the purchasing of all non-payroll goods and services required to run their business. We refer to these non-payroll expenses as “spend.” Our solutions, which include software applications, services and network access, are designed to provide corporations with technology and business process improvements to better manage their corporate spending and, in turn, save money. Our software applications and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and communication activities. These goods and services include commodities, raw materials, operating resources, services, temporary labor, travel, maintenance, repair and operations equipment.

Our software applications were built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. They are designed to integrate seamlessly with all major business applications. Our software applications can be accessed via web browser.

Ariba Spend Management solutions integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects Ariba customers with their business partners and suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 60,000 suppliers of a wide array of goods and services are connected to the Ariba Supplier Network. As a result, Ariba customers can connect once to the Ariba Supplier Network and access many suppliers simultaneously.

One of the key differentiators of Ariba Spend Management solutions is the ability to integrate with multi-ERP (enterprise resource planning) software applications. Many large corporations use several different ERP platforms that cannot easily work with each other. For this reason, our software applications are designed to run on top of major legacy or backend applications for business processes, such as human resource management and accounting. This eliminates the need for manual transfer of critical information from Ariba products to SAP, PeopleSoft, Oracle and other ERP systems. Ariba enterprise adapters can integrate with standard implementations of these systems, or can be configured to integrate with custom installations, to integrate Ariba software applications with multiple enterprise applications simultaneously.

In addition to application software, Ariba Spend Management solutions include implementation and consulting services, education and training. All of these additional offerings together with the Ariba Supplier Network are designed to improve the return on investment our customers receive through the use of Ariba software applications.

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

Customers may purchase our software products for a specified term or in perpetuity, depending upon their business requirements. Currently, the license fee for a software application license is generally based on the customer’s employee count, whereas prior to the second quarter of fiscal year 2001, license capacity was typically based on the annual volume of business document transaction capacity. Employee-based licensing allows customers to scale the total cost of their Ariba Spend Management system implementations as their organizations grow or as they expand the breadth of their implementations enterprise-wide with no limitation on transaction capacity. Ariba customers pay annual maintenance fees that may include maintenance, updates and access to the Ariba Supplier Network.

Ariba Analysis Solution

The Ariba Analysis Solution currently includes Ariba Analysis, which is designed to provide our customers with a single, unified view of their spending activities across all of their suppliers, divisions, and purchased goods or services. Analytical tools summarize data into meaningful dashboards to help purchasing and sourcing professionals identify specific groups of goods and services with the largest opportunities for savings. Savings opportunities are frequently identified for goods or services which employees purchase without proper authorization or from a fragmented supply base. By providing clear data and analysis, Ariba Analysis helps our customers identify and implement spend reduction programs. Ariba Analysis can be deployed as a hosted or an installed application.

Ariba Sourcing Solution

The Ariba Sourcing Solution includes Ariba Analysis as well as Ariba Enterprise Sourcing, Ariba Contracts and Ariba Category Management. Together, these products help streamline and automate the entire sourcing process, from defining and aggregating spending requirements to supplier selection and contract negotiation. With the Ariba Sourcing Solution, customers can facilitate widespread user adoption with robust permissions and template capabilities, use collaborative workspaces and automate complex sourcing events to execute better contracts faster, identify top suppliers across a broad range of categories, and implement best practices for sourcing on an enterprise-wide basis.

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

Ariba Category Management enables sourcing and procurement professionals to collaborate closely, gain greater organizational visibility and control, and capture category knowledge for re-use. It helps teams make better decisions and increases buy-in, compliance, and efficiency by providing workspaces for process and knowledge management. Ariba Category Management can be deployed as a hosted or an installed application.

These modules are tightly integrated to allow our customers to leverage the results of their sourcing process to create sustainable contracts with chosen suppliers and negotiated terms. This tight integration helps to ensure ongoing compliance with favorable contract terms and sustain the savings achieved through the sourcing process.

Ariba Procurement Solution

The Ariba Procurement Solution currently includes four software applications: our flagship Ariba Buyer application, as well as Ariba Invoice, Ariba Travel and Expense and Ariba eForms. Ariba Procurement is a comprehensive set of solutions built around the success of Ariba Buyer to enable companies to manage their internal purchasing processes, supplier relationships and supplier catalogs, and to ensure purchasing compliance across their entire organizations.

Ariba Buyer is the cornerstone application of the Ariba Procurement solution. It is a robust, scalable and reliable application that enables organizations to manage purchasing transactions for any good or service. The automation of the procurement business process reduces processing costs, improves productivity and helps to ensure compliance with enterprise-wide contracts. Ariba Buyer links end-users throughout an organization with approvers, and links the procurement application to back-end financial, purchasing and human resource systems to access important procurement information, such as supplier product information, price lists, web sites and order status. Ariba Buyer allows customers to attain global user and supplier adoption, enforce purchasing compliance against corporate policies and contracts, and measure progress. All of these factors drive cost savings by reducing transaction expenses, decreasing cycle times and leveraging existing supplier relationships. Ariba Buyer leverages the Ariba Supplier Network to securely automate commerce transactions with suppliers on the Internet. Ariba Buyer is deployed as an installed application.

Ariba Invoice streamlines and automates invoicing and reconciliation, thereby eliminating or reducing traditional paper processes and greatly reducing cycle times. Ariba Invoice is designed to allow our customers to gain more control of the invoice processing cycle, automate data entry, matching, and exception resolution processes, foster stronger partner relationships with more prompt and accurate handling of invoices, and centralize invoicing data. Ariba Invoice is designed to decrease the traditional cost of invoice reconciliation, exception handling and supplier communication, while improving the efficiency of the payment process. Ariba Invoice is deployed as an installed application that leverages the Ariba Supplier Network.

Ariba Travel and Expense helps to manage the procurement of corporate travel and expenses. The application automates the manual processes required for travel purchases to increase expense policy compliance, decrease administrative costs, and reduce travel approval and expense reimbursement cycle times. Ariba Travel and Expense provides a set of features to generate expense reports automatically from travel cards or procurement cards and can route expense reports to functional travel and expense managers. Ariba Travel and Expense is deployed as an installed application.

Ariba eForms allows organizations to automate non-standard business processes outside of the core requisitioning process. Users are able to attach custom forms to existing Ariba software applications or create new software applications for nearly any type of operating resource request. Ariba eForms are created using XML (eXtensible Markup Language), a definition language that allows organizations to design forms that capture information from end-users and route the information for internal approval. Each Ariba eForm can have its own approval rules and can incorporate standard data from Ariba Buyer, including financial accounting and human resources information. Ariba eForms is deployed as an installed application.

The Ariba Supplier Network

The Ariba Supplier Network connects buyers and suppliers via the Internet and offers electronic payment, catalog and content management, business document routing and multi-protocol translation for numerous standard business documents. Businesses can use the Ariba Supplier Network to: search an open directory of trading partners, including over 60,000 suppliers worldwide; subscribe to and manage catalog content; and conduct transactions, including order management and fulfillment, invoicing and settlement communication. By using the Ariba Supplier Network, businesses can realize cost savings through greater process efficiencies, better employee and contract compliance, reduced inventories and fair pricing opportunities.

Our multi-protocol network allows buyers to send transactions from Ariba Buyer in one standard format. It then converts the order into the supplier’s preferred transaction format, such as cXML (Commerce eXtensible Markup Language), a format used on the Internet to describe commerce data and documents, EDI (Electronic Data Interchange), a format used to exchange data and documents electronically, electronic mail or facsimile. This feature gives suppliers the freedom to transact in their preferred protocols.

The Ariba Supplier Network also provides business advantages to suppliers. Suppliers can send product and service information, or electronic catalogs, through standard formats such as CIF (Catalog Interchange Format), a format commonly used to transfer catalog information electronically, and cXML. In addition, by using a technology called cXML PunchOut, buyers can link to a supplier’s web site to select a product while keeping the purchasing process within our Ariba Buyer system for internal approval, accounting and administrative controls. This feature is particularly useful for suppliers with extensive web sites, product configuration systems and large product catalogs. In addition, suppliers can utilize their existing investments in electronic commerce systems, including catalogs and product web pages. The Ariba Supplier Network is delivered over the Internet to suppliers and is accessible to our customers as part of their maintenance agreements.

Ariba Solutions Delivery

Ariba Solutions Delivery services include software implementation services as well as a broad range of strategic services. Since our inception, Ariba customers have leveraged our team of consultants who maintain deep knowledge of Ariba applications to lead or assist third party consultants during the implementation process to help ensure that Ariba solutions are implemented to effectively improve business processes and achieve the greatest return on investment.

During the past fiscal year, Ariba has broadened the expertise of the Ariba Solutions Delivery organization to include additional professionals with strategic sourcing expertise, business process re-engineering expertise, specific commodity expertise and best practices knowledge. These professionals work in concert with experts from third party consulting practices to improve their procurement processes.

Strategic Relationships

We believe that strategic partnerships can assist us in gaining broader market acceptance as well as enhance our operating, marketing, sales and distribution capabilities. Our hardware platform partners include Hewlett-Packard, IBM and Sun Microsystems. These relationships help ensure the reliability, scalability and performance of Ariba solutions on these platforms. Our software partners include BEA Systems, IBM and TIBCO, as well as numerous other software companies. Our network service providers, such as American Express, enrich services offered by the Ariba Supplier Network.

We have reselling and/or hosting relationships with IBM, Unisys, EDS, AMS and USi. We also have strategic relationships with Softbank in Japan and Korea, and with Telefonica as well as several other regional distribution partners, to resell our products. We have business consulting relationships with IBM, Accenture, Cap Gemini Ernst & Young, Deloitte Consulting and BearingPoint, as well as a number of regional consulting firms. These partners implement our products and assist us with sales lead generation. We have certified and trained consultants in these organizations for the implementation and operation of our products.

We rely, and expect to increasingly rely, on a number of third parties to implement, support and recommend our products and services during the evaluation stage of a customer’s purchase process. If we are unable to maintain or increase the quality of our relationships with providers that recommend, implement or support goods and services management systems, our business could be harmed. A number of our competitors, including Oracle, SAP and PeopleSoft, have significantly more established relationships with such providers and, as a result, these firms may be more likely to recommend competitors’ products and services rather than our products and services. Furthermore, it is possible that our current implementation partners, many of which have significantly greater financial, technical, marketing and other resources than we have, could begin to market software products and services that compete with our products and services.

Employees

As of September 30, 2003, we had a total of 845 employees, including 297 in research and development, 176 in sales and marketing, 282 in professional services, customer support and training, and 90 in administration and finance. Of these employees, 641 were located in the United States and 204 were located outside the United States. Between April 2001 and December 2001, we significantly reduced our workforce to better align expenses with revenue levels. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Our future operating results depend in significant part on the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement. Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and senior management personnel. Competition for these personnel is intense, and we may not be able to retain our key technical, sales and senior management personnel or attract these personnel in the future. We have experienced difficulty in recruiting qualified technical, sales and senior management personnel, and we expect to experience these difficulties in the future. If we are unable to hire and retain qualified personnel in the future, this inability could harm our business.

Sales

We sell our solutions primarily through our worldwide direct sales organization. As of September 30, 2003, our direct sales force consisted of 132 sales professionals, application specialists, and supporting personnel located in several domestic locations and in offices in North America, Europe, Asia, Australia and Latin America.

During our sales process, we typically engage the senior executive management teams of each prospective customer, often including the chief financial officer, chief procurement officer, chief information officer and chief executive officer. We utilize sales teams led by sales professionals and consisting of sales, technical and business process experts who work with our strategic partners to create organization-specific proposals, presentations and demonstrations that address the specific needs of each potential customer.

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

Research and Development

We introduced our initial product, Ariba Buyer, in May 1997, and since then we have released a number of new products and product enhancements, including Ariba Travel and Expense and Ariba eForms. We began to operate the Ariba Supplier Network in April 1999 and continue to provide enhancements to it on an ongoing basis. We introduced Ariba Sourcing in August 2000, following our acquisition of SupplierMarket.com, Inc. (“SupplierMarket”). More recently, we introduced Ariba Contracts, Ariba Invoice and Ariba Analysis in March 2002. Ariba Category Management in March 2003 and Ariba Supplier Performance Management in July 2003.

Our research and development expenses were $53.8 million, $64.4 million and $90.7 million for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. This represented 23%, 28% and 23% of total revenues for each such fiscal year, respectively. In addition, for the years ended September 30, 2003, 2002 and 2001, we recorded amortization of acquired core technology of $4.0 million, $6.7 million and $6.7 million, respectively, in connection with our fiscal year 2000 acquisitions of TradingDynamics Inc. (“TradingDynamics”), Tradex Technologies, Inc. (“Tradex”) and SupplierMarket.

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

We cannot be sure that existing and future development efforts will be completed within our anticipated schedules or that, if completed, they will have the features or quality necessary to make them successful in the marketplace. Further, despite testing by us and by current and potential customers, errors could be found in our products. We may not be able to successfully correct these errors in a timely and cost-effective manner. If we are unable to develop new products or enhancements to existing products or corrections on a timely and cost-effective basis, or if these new products or enhancements do not have the features or quality necessary to make them successful in the marketplace, our business will be harmed.

We expect that most of our enhancements to existing and future products will be developed internally or perhaps through acquisitions. However, we currently license certain externally developed technologies and will continue to evaluate externally developed technologies to integrate with our solutions. These externally developed technologies, if suffering from defects, quality issues or the lack of product functionality required to make our solutions successful in the marketplace, may impact and harm our business.

Acquisitions

On January 20, 2000, we acquired TradingDynamics, a provider of Internet-based trading applications. On March 8, 2000, we acquired Tradex, a provider of solutions for enabling online marketplaces and exchanges. On August 28, 2000, we acquired SupplierMarket, a provider of online collaborative sourcing technologies. On January 28, 2003, we acquired Goodex AG (“Goodex”), a privately-held European sourcing services provider. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 of Notes to Consolidated Financial Statements for more detailed information.

International Operations

We currently have offices in 17 countries. All of our international operations are conducted through wholly owned subsidiaries, except for our Japanese subsidiary, Nihon Ariba K.K., and our Korean subsidiary, Ariba Korea, Ltd., in which Softbank and other strategic partners have purchased minority equity interests. Revenue from our international operations was $75.4 million, $73.5 million and $109.4 million for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. Our strategic relationship with Softbank has not performed to our expectations. See “Risk Factors-Strategic Relationships with Third Parties are Important to Our Long-Term Success” below.

Competition

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition has resulted in overall price pressure and could result in reduced gross margins and loss of market share, either of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We compete with several major enterprise software companies including SAP, Oracle and PeopleSoft. In the area of sourcing solutions specifically, we compete with FreeMarkets, as well as with other small niche vendors such as b2emarkets, eBreviate, Emptoris and Frictionless Commerce. In addition, because spend management is a relatively new software category, we expect additional competition from other established and emerging companies if this market continues to develop and expand.

We believe that the principal competitive factors affecting our market include a significant base of reference customers, breadth and depth of solution, product quality and performance, customer service, core technology, product features, ability to implement solutions and value of solutions, ability to integrate with multiple ERP platforms and size of vendor. Although we believe that our solutions currently compete favorably with respect to these factors, our market is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

Our larger competitors have longer operating histories, significantly greater current and potential financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully against our current and future competitors.

Intellectual Property and Other Proprietary Rights

We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark laws.

We license rather than sell our software products and require our customers to enter into license agreements, which impose restrictions on their ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We can make no assurance that any of our proprietary rights with respect to the Ariba Supplier Network will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

We presently have three U.S. patents issued and seven U.S. patent applications pending. We also presently have one foreign patent issued and 22 foreign patent applications pending. It is possible that the patents that we have applied for, if issued, or our potential future patents may be successfully challenged or that no patents will be issued from our pending patent applications. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm our ability to do business.

We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our software products to perform key functions. For example, we license integration software from TIBCO for Ariba Buyer. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our current product. These delays, if they occur, could harm our business.

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

There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that we or our current or potential future products infringe their intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could harm our business.

Available Information

Our Internet address is www.ariba.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our web site. The information found on our web site is not part of this or any other report we file with or furnish to the SEC.

ITEM 2.    PROPERTIES

Our principal sales, marketing, research, development, and administrative offices occupy approximately 233,000 square feet in a 716,000 square foot, five building office park in Sunnyvale, California which is our corporate headquarters. Our lease for the entire office park commenced January 25, 2001 and expires on January 24, 2013. We currently sublease one and half buildings totaling 262,600 square feet, to a third party. This sublease expires on July 31, 2007. In addition, we also sublease one building and part of another building totaling approximately 180,000 square feet to another third party. This sublease expires on May 13, 2008. Our regional offices are located in Alpharetta, Georgia, Lisle, Illinois: Burlington, Massachusetts: and Bridgewater, New Jersey. These leases total approximately 99,300 square feet and expire at various dates between 2004 and 2007. We are in the process of subleasing some of our excess leased facilities located in Sunnyvale and Mountain View, California and Lisle, Illinois, for the remaining lease terms.

Prior to moving to our current corporate headquarters, we leased 131,560 square feet in Mountain View, California under a lease that expires October 31, 2006. We are currently subleasing 29,700 square feet of this facility to a third party for the remaining lease term and the remaining 101,860 square feet is available for sublease. We leased an additional 33,000 square feet in Sunnyvale, California under a lease that expires on August 31, 2004. We are currently subleasing this facility to a third party for the remaining lease term. We lease an additional 45,000 square feet in Mountain View, California under a lease that expires April 30, 2005 and this space is currently available for sublease. We lease our North American sales and support offices located in the metropolitan areas of Dallas, Texas: Detroit, Michigan: Los Angeles, California: Minneapolis, Minnesota: New York, New York: Philadelphia, Pennsylvania: St. Louis, Missouri: Washington D.C.: and Toronto, Canada. We also lease sales and support offices outside of North America in locations including Australia, Belgium, France, Germany, India, Ireland, Italy, Japan, Korea, Mexico, the Netherlands, Singapore, Spain, Switzerland and the United Kingdom.

ITEM 3.    LEGAL PROCEEDINGS

IPO Class Action Litigation

Between March 20, 2001 and June 5, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against us, certain of our former officers and directors and three of the underwriters of our initial public offering. These actions purport to be brought on behalf of purchasers of our common stock in the period from June 23, 1999, the date of our initial public offering, to December 23, 1999 (or in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, relating to our initial public offering.

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

On July 15, 2002, Ariba and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. On or around November 18, 2002, during the pendency of the motion to dismiss, the Court entered as an order a stipulation by which all of the individual defendants were dismissed from the case without prejudice in return for executing a tolling agreement. On February 19, 2003, the Court rendered its decision on the motion to dismiss, granting a dismissal of the remaining Section 10(b) claim against us without prejudice. Plaintiffs have indicated that they intend to file an amended complaint.

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

In a series of orders issued by the Court in February and March, 2003, these cases were deemed related to each other and assigned to a single judge sitting in San Jose. On July 11, 2003, following briefing and a hearing on related motions, the Court entered two orders that together (1) consolidated the related cases for all purposes into a single action captioned In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, (2) appointed a lead plaintiff, and (3) approved the lead plaintiff’s selection of counsel. On September 15, 2003, the lead plaintiff filed a Consolidated Amended Complaint, which restates the allegations and claims described above and adds a claim pursuant to Section 14(a) of the Exchange Act, based on the allegations and claims described above and adds a claim pursuant to Section 14(a) of the Exchange Act, based on the allegation that the Company failed to disclose certain payments and executive compensation items in its January 24, 2002 Proxy Statement. On November 17, 2003, defendants filed a motion to dismiss the action for failure to state a claim, which is currently scheduled to be heard by the Court on March 29, 2004. This case is still in its early stages. We intend to defend against these claims vigorously.

Restatement Shareholder Derivative Litigation

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

These actions were assigned to a single judge sitting in San Jose. On May 7, 2003 following briefing and hearing on related motions, the court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead plaintiffs’ counsel. Pursuant to that order, plaintiffs filed an amended consolidated derivative complaint on May 28, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints, and adds allegations relating to our April 10, 2003 announcement of the restatement of certain financial statements and also adds a cause of action for breach of contract. On October 28, 2003, the Company filed a demurrer, joined by the individual defendants, seeking dismissal of the action for failure to comply with applicable pre-litigation demand requirements. This demurrer is currently scheduled to be heard by the Court on December 16, 2003. This case is still in its early stages. We intend to defend against these claims vigorously.

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

By orders issued by the Court on May 27 and June 23, 2003, these two derivative cases were deemed related to each other and to the securities class actions pending before the same court as now consolidated into In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, and accordingly these two derivative actions were assigned to the same judge sitting in San Jose assigned to that action. On June 23, 2003, following submission of a related stipulation of the parties, the Court issued an order that (1) consolidated the two derivative cases for all purposes into a single action captioned In re Ariba, Inc. Derivative Litigation, Case No. C-03-02172 JF, and (2)

appointed lead plaintiffs’ counsel. In accordance with that order, plaintiffs filed an amended consolidated derivative complaint on June 26, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints. On September 18, 2003, defendants filed a motion to dismiss or stay the action pending resolution of the parallel state court derivative litigation. Following a hearing on this motion on November 10, 2003, the Court issued a ruling on November 13, 2003 denying the motion but granting defendants’ alternative request for a stay of the action in light of the related securities class action litigation. Accordingly, this action is now stayed until the Court has determined the viability of the federal securities claim in the related action. This case is still in its early stages. We intend to defend against these claims vigorously.

General

We are also subject to various claims and legal actions arising in the ordinary course of business. One example is our dispute with Softbank, which is discussed in “Risk Factors-Strategic Relationships with Third Parties are Important to Our Long-Term Success”. As another example, on December 28, 2001, BCE Emergis, Inc., a distributor in Canada of certain of our products, filed a lawsuit against the Company in the United States District Court for the Northern District of California (No. 01-21221 PVT). Plaintiff seeks approximately $30.0 million dollars in alleged damages based on claims of breach of contract and promissory fraud/fraudulent concealment. Plaintiff alleges that we breached the Strategic Alliance Master Agreement between the parties and committed fraud in connection with our failure to provide specified software. We have counterclaimed against BCE Emergis. After a series of pleadings, Court rulings and a mediation, the matter has not yet been resolved. A previously set trial date had been vacated by the Court due to a discovery dispute that was before the Ninth Circuit Court of Appeals. Those appellate proceedings have now ended and we expect that a trial date will be set shortly. The Court has ordered a second mediation, which was originally scheduled for August 29, 2003, but did not occur as scheduled. We expect that the second mediation will occur prior to trial, probably in January 2004. In January 2004, the Court will likely set a trial date for sometime in 2004. Although litigation is inherently uncertain, we believe that we have meritorious defenses to all claims in the lawsuit.

We have accrued for estimable and probable losses in our consolidated financial statements for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. There can be no assurance that existing or future litigation arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows or that the amount of accrued losses is sufficient for any actual losses that may be incurred.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.     EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Ariba and their ages as of September 30, 2003 are as follows:

Name	Age	Position(s)
Robert M. Calderoni	43	President and Chief Executive Officer and a Director
Kevin Costello	41	Executive Vice President of Sales and Solutions
Craig Federighi	34	Executive Vice President and Chief Technology Officer
James W. Frankola	39	Executive Vice President and Chief Financial Officer
Michael Schmitt	46	Executive Vice President and Chief Marketing Officer
John True	39	Executive Vice President of Worldwide Sales
H. Tayloe Stansbury	42	Executive Vice President of Engineering

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

Kevin Costello has served as Ariba’s Executive Vice President of Sales and Solutions since October 2003. From May 2002 until October 2003, Mr. Costello served as Ariba’s Executive Vice President, Ariba Solutions Delivery. From June 1984 until May 2002, Mr. Costello worked at Andersen Business Consulting, most recently as a Partner. Mr. Costello holds a Bachelor of Science degree in Accounting from the University of Illinois.

Craig Federighi has served as Ariba’s Executive Vice President and Chief Technology Officer since June 1999. From March 1999 through May 1999, Mr. Federighi served as Vice President of Internet Services. From 1997 through February 1999, Mr. Federighi worked at Apple Computer, Inc. as Director of Engineering. Mr. Federighi holds a Master of Science degree in Computer Science and a Bachelor of Science in Electrical Engineering and Computer Science from the University of California, Berkeley.

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

H. Tayloe Stansbury has served as Ariba’s Executive Vice President of Engineering since May 2003. From February 2001 through April 2003, Mr. Stansbury held various positions with Ariba, most recently as Senior Vice President of Engineering. From January 1999 until January 2001, Mr. Stansbury held various positions at Calico Commerce, a software and services company, most recently as Senior Vice President of Engineering. Mr. Stansbury holds an A.B. in Applied Mathematics and Computer Science from Harvard University.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq Stock Market under the symbol “ARBA.” The price range per share in the table below reflects the highest and lowest sale prices for our stock as reported by the Nasdaq Stock Market during the last two fiscal years. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. At November 28, 2003, there were approximately 2,130 stockholders of record, and the closing price per share of our common stock was $3.16.

	Price Range Per Share
Three Months Ended:	High	Low
September 30, 2003	$3.58	$2.22
June 30, 2003	$4.05	$2.87
March 31, 2003	$3.64	$2.10
December 31, 2002	$4.70	$1.30

September 30, 2002	$3.50	$1.30
June 30, 2002	$4.74	$2.00
March 31, 2002	$7.82	$3.60
December 31, 2001	$7.33	$1.72

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report. The consolidated statements of operations data for each of the five fiscal years in the period ended September 30, 2003, and the consolidated balance sheet data as of the end of each such fiscal year, are derived from our audited consolidated financial statements (in thousands, except per share data). See “Business—Restatement” and the discussion below.

	Year Ended September 30,
	2003	2002	2001	2000	1999
Consolidated Statements of Operations Data:
Total revenues	$236,698	$229,803	$399,810	$273,906	$45,372
Gross profit	$182,690	$175,872	$307,494	$223,654	$36,559
In-process research and development	$—	$—	$—	$27,350	$—
Restructuring and lease abandonment costs	$5,350	$62,609	$133,582	$—	$—
Impairment of goodwill, other intangible assets and equity investments	$—	$—	$1,436,135	$—	$—
Net loss	$(106,327)	$(638,663)	$(2,694,695)	$(802,582)	$(29,300)
Net loss per share—basic and diluted	$(0.40)	$(2.47)	$(11.02)	$(4.15)	$(0.42)
Weighted average shares used in computing net loss per share—basic and diluted	266,284	259,042	244,614	193,417	70,064

	September 30,
	2003	2002	2001	2000	1999
Consolidated Balance Sheets Data:
Cash, cash equivalents and investments	$205,471	$245,251	$261,011	$334,191	$152,440
Working capital	$3,493	$25,747	$68,947	$157,326	$58,488
Total assets	$459,130	$624,618	$1,270,284	$3,784,175	$170,021
Restructuring obligations, less current portion	$34,112	$43,353	$12,855	$—	$—
Other long-term obligations, less current portion	$—	$—	$106	$402	$781
Minority interests	$20,019	$15,027	$15,720	$—	$—
Accumulated deficit	$(4,287,199)	$(4,180,872)	$(3,542,209)	$(847,514)	$(44,932)
Total stockholders’ equity	$216,857	$311,028	$919,494	$3,470,218	$122,183

See Note 10 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share. Ariba has paid no cash dividends during the five-year period ended September 30, 2003. The above information has been restated to reflect the two-for-one stock splits, each effected in the form of a stock dividend to each stockholder, on November 16, 1999 and March 2, 2000.

Restatement of Fiscal Years 2001 and 2000

As a result of a review we initiated in December 2002, we restated in April 2003 our consolidated financial statements for the fiscal years ended September 30, 2000 and 2001 and the quarters ended December 31, 1999 through June 30, 2002. We also adjusted the preliminary consolidated financial statement information for the quarter and fiscal year ended September 30, 2002 originally announced on October 23, 2002 and for the quarter ended December 31, 2002 originally announced on January 23, 2003, and any adjustments for those periods described herein are as compared to such preliminary consolidated financial statement information.

The cumulative net effect of the adjustments for fiscal years 2000 through 2002 is to increase our accumulated deficit at September 30, 2002 by $1.8 million to $4.181 billion. The following table summarizes the nature and effects of these restatements and adjustments.

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

None of the adjustments described in this section had any impact on our cash balances for any period. However, our consolidated statements of cash flows have been restated to reflect the reclassification of amounts received in connection with business partner warrants from operating activities to financing activities. The effect of these restatements is to increase net cash used in operating activities by $5.0 million and $15.0 million for fiscal years 2001 and 2002, respectively, and to increase net cash provided by financing activities by $5.0 million and $15.0 million for fiscal years 2001 and 2002, respectively. Please see our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, as filed on April 10, 2003, and our Quarterly Reports on Form 10-Q/A for the three months ended March 31 and June 30, 2002 each as filed on April 11, 2003, for additional information regarding the restatement and adjustments.

We incurred fees to outside professional service providers in connection with this recently completed accounting review totaling approximately $10 million. Although we believe the expenses associated with our recently completed internal accounting review are substantially complete, we expect, over the near term and perhaps for much longer, to incur significant fees and expenses relating to our ongoing regulatory and legal proceedings, including litigation relating to the recent restatement of our consolidated financial statements.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Annual Report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Annual Report in the section entitled “Risk Factors” and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings. Except as otherwise noted, the discussion of financial results gives effect to the accounting restatements and adjustments described in “Selected Consolidated Financial Data—Restatement of Fiscal Years 2001 and 2000” above.

Overview of Ariba’s Business

Ariba provides Enterprise Spend Management solutions that allow enterprises to manage efficiently the purchasing of all non-payroll goods and services required to run their business. We refer to these non-payroll expenses as “spend.” Our solutions, which include software applications, services and network access, are designed to provide corporations with technology and business process improvements to better manage their corporate spending and, in turn, save money. Our software applications and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and settlement activities. These goods and services include commodities, raw materials, operating resources, services, temporary labor, travel, maintenance, repair and operations equipment.

Our software applications were built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. They are designed to integrate seamlessly on all major platforms. Our software applications can be accessed via web browser.

Ariba Spend Management applications fall into three solution sets, each designed to address a business process related to corporate spending. The Ariba Analysis Solution provides strategic planning and analysis capabilities that leverage historical spending patterns. The Ariba Sourcing Solution enables the sourcing, negotiation and creation of contracts for products and services. Finally, the Ariba Procurement Solution enables contract compliance for the purchase of goods and services and manages purchasing workflow on an ongoing basis. The Ariba Procurement Solution, which includes our flagship product Ariba Buyer, continues to represent a majority of our current business.

Ariba Spend Management solutions integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our customers with their business partners and suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 60,000 suppliers of a wide array of goods and services are connected to the Ariba Supplier Network. As a result, our customers can connect once to the Ariba Supplier Network and access many suppliers simultaneously.

In addition to application software, Ariba Spend Management solutions include implementation and consulting services, education and training. All of these additional offerings together with the Ariba Supplier Network are designed to improve the return on investment our customers receive through the use of our software applications.

We were incorporated in Delaware in September 1996 and from that date through March 1997 were in the development stage, conducting research and developing our initial products.

Overview of Fiscal Year 2003

Introduction

Our operating results during fiscal 2003 should be considered within the context of the macroeconomic environment and the current business conditions facing the information technology sector. Specifically, weak macroeconomic conditions, the pace of investment in information technology, and uncertainties within the application software industry all had a negative effect on our operations during fiscal 2003. We were able to attain modest revenue growth during fiscal 2003. However, total deferred revenue declined significantly, due in part to lower than expected payments from Softbank and the extension of payment terms to more competitive levels. Overall average selling prices have been variable and are highly dependent upon the number of large deals each quarter and the product mix. As we continue to develop new products, average selling prices per transaction may decline, but our goal is to increase average revenue per customer over time. During the year, we invested in our services business, including the hiring of new employees in North America and the acquisition of Goodex in Europe, and services-related revenue increased over the second half of fiscal 2003. We also strengthened our international operations by appointing new general managers in Europe and Asia in an effort to bolster our sales and distribution capabilities in these regions.

Total operating expenses declined dramatically during the year, primarily due to the completion of amortization expense for other intangible assets and the cessation of amortization of goodwill under SFAS No. 142, but also due to our continued cost control efforts, which enabled us to achieve our first profitable quarter in the fourth quarter of fiscal 2003. During fiscal 2003, cost of revenue fluctuated somewhat on a quarterly basis depending upon the mix of license revenues versus maintenance and other service revenues, but our sales and marketing, research and development, and general and administrative expenses (excluding the expenses related to our accounting review) were fairly stable. Our headcount, which was 845 at the end of fiscal year 2003, has been relatively consistent over the last two fiscal years. Finally, total cash and equivalents, including restricted cash and long-term investments, declined by approximately 15% during fiscal year 2003, primarily due to lower than expected new bookings, payments under lease obligations, expenses related to our accounting review and the extension of payment terms.

Strategic Relationships

We have strategic relationships with Softbank and its affiliates, as a minority shareholder of our Japanese and Korean subsidiaries, Nihon Ariba K.K. (“Nihon Ariba”) and Ariba Korea, Ltd., respectively, from which we derived revenues of $23.8 million, $19.1 million and $6.9 million for the years ended September 30, 2003, 2002 and 2001, respectively, pursuant to a long-term revenue commitment. Our strategic relationship with Softbank has not performed to our expectations, and in June 2003 we commenced an arbitration proceeding against Softbank. In response, Softbank filed a counter-demand. There is no assurance we can achieve a mutually satisfactory resolution of our dispute with Softbank. The failure to achieve a satisfactory resolution of our dispute with Softbank, and to realize future revenues from Softbank at committed levels, could have a material adverse impact on our business, operating results, cash flows and financial position. See “Risk Factors—Strategic Relationships are Important to Our Long-Term Success”.

Acquisition

On January 28, 2003, we acquired Goodex AG (“Goodex”), a privately-held European sourcing services provider. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price of $3.3 million was allocated to the tangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date with the remainder allocated to goodwill.

Outlook

Our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our operating results are expected to vary significantly from quarter to quarter and are difficult or impossible to predict. We believe that our success in fiscal year 2004 will depend particularly upon our ability to achieve several growth initiatives (designed in part to offset anticipated declines in revenues from our strategic relationship with Softbank and from prior year contracts), our ability to effectively redeploy our resources to enhance our marketing, sales and service programs, and our ability to maintain tight control over expenses and cash. We believe that key risks include market acceptance of Enterprise Spend Management solutions as a standalone market category, our success in growing our sales channels in Europe and Japan, the overall level of information technology spending, potential declines in average selling prices resulting from newer lower priced products, and the potential adverse impact resulting from the restatement of our consolidated financial statements and related regulatory inquiries and legal proceedings. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. Please refer to the “Risk Factors” section for additional information.

Results of Operations

The following table sets forth the consolidated statements of operations for the periods indicated (in thousands, except per share data). These statements have been derived from the consolidated financial statements contained in this Annual Report. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the consolidated financial statements included in this report.

	Year Ended September 30,
	2003	2002	2001(1)
Revenues:
License	$103,066	$98,440	$260,234
Maintenance and service	133,632	131,363	139,576

Total revenues	236,698	229,803	399,810

Cost of revenues:
License	4,519	4,318	17,376
Maintenance and service	45,489	42,881	68,208
Amortization of acquired core technology	4,000	6,732	6,732

Total cost of revenues	54,008	53,931	92,316

Gross profit	182,690	175,872	307,494

Operating expenses:
Sales and marketing	80,364	80,950	280,610
Research and development	53,836	64,365	90,657
General and administrative	36,203	31,751	60,495
Amortization of goodwill and other intangible assets	113,464	559,046	920,854
Business partner warrants, net	—	5,562	27,773
Stock-based compensation	2,161	14,767	61,082
Restructuring and lease abandonment costs	5,350	62,609	133,582
Impairment of goodwill, other intangible assets and equity investments	—	—	1,436,135
Merger related costs	—	—	3,643

Total operating expenses	291,378	819,050	3,014,831

Loss from operations	(108,688)	(643,178)	(2,707,337)
Interest income	5,183	7,952	18,629
Interest expense	(106)	(47)	(434)
Other income (expense)	652	(892)	(2,476)

Net loss before income taxes and minority interests	(102,959)	(636,165)	(2,691,618)
Provision (benefit) for income taxes	(92)	2,784	7,708
Minority interests in net income (loss) of consolidated subsidiaries	3,460	(286)	(4,631)

Net loss	$(106,327)	$(638,663)	$(2,694,695)

Net loss per share—basic and diluted	$(0.40)	$(2.47)	$(11.02)

Weighted average shares used in computing net loss per share—basic and diluted	266,284	259,042	244,614

(1)	See “Business—Restatement” and “Selected Consolidated Financial Data—Restatement of Fiscal Years 2001 and 2000”.

Comparison of the Fiscal Years Ended September 30, 2003, 2002 and 2001

Revenues

Please refer to Note 1 of Notes to Consolidated Financial Statements and “Application of Critical Accounting Policies and Estimates” below for a description of our accounting policy related to revenue recognition.

License

License revenues for the year ended September 30, 2003 were $103.1 million, a 5% increase from license revenues of $98.4 million for the year ended September 30, 2002. The increase is primarily attributable to the timing of revenue recognition of certain large contracts, an expansion of our customer base in our domestic operations, new product introductions and revenue recognized from Softbank as discussed below. We anticipate that license revenues for fiscal 2004 will decrease compared to fiscal 2003 due to reduced levels of deferred revenue recognized in future periods and reduced revenues from Softbank which may adversely impact revenues over the long term.

License revenues for the year ended September 30, 2002 decreased by 62% from license revenues of $260.2 million for the year ended September 30, 2001. This decrease is primarily attributable to a reduced number of license sales, reflecting the economic slowdown and the significant decline in information technology spending, and a decline in average selling prices, reflecting primarily a different product mix in the year ended September 30, 2002.

We recognized license revenues of $18.8 million, $15.3 million and $6.4 million for the years ended September 30, 2003, 2002 and 2001, respectively, from Softbank, a related party, pursuant to a long-term revenue commitment. These amounts represent 18%, 16% and 3% of license revenues for fiscal years 2003, 2002 and 2001, respectively. Revenues under our agreement with Softbank are recognized based on the lower of cumulative ratable revenue or cumulative cash received. Our strategic relationship with Softbank has not performed to our expectations. See “Risk Factors—Strategic Relationships with Third Parties are Important to Our Long-Term Success” below. There is no assurance that we can achieve a mutually satisfactory resolution of our dispute with Softbank. The failure to realize future revenues from Softbank at committed levels could have an material adverse impact on our business.

Maintenance and service

Maintenance and service revenues for the year ended September 30, 2003 were $133.6 million, a 2% increase from maintenance and service revenues of $131.4 million for the year ended September 30, 2002. Maintenance revenues remained relatively stable. The slight increase related to increases in consulting revenues, including revenues related to completion of certain large implementation projects during the third quarter of fiscal 2003.

Maintenance and service revenues for the year ended September 30, 2002 decreased by 6% from maintenance and service revenues of $139.6 million for the year ended September 30, 2001. This decrease is primarily attributable to the decline in installation revenues consistent with the decline in license sales as noted above, offset by increases in our total installed base of maintenance contracts.

Cost of Revenues

License

Cost of license revenues consists of product, delivery, warranty and royalty costs as well as the amortization of acquired core technology. Amortization of acquired core technology is discussed below. Cost of license revenues for the year ended September 30, 2003 was $4.5 million, a 5% increase from cost of license revenues of $4.3 million for the year ended September 30, 2002. The increase is comprised of an increase of $1.1 million in royalties, co-sell fees and reseller fees, which were substantially offset by a decrease in warranty costs.

Cost of license revenues for the year ended September 30, 2002 decreased by 75% from cost of license revenues of $17.4 million for the year ended September 30, 2001. This decrease is primarily related to a decrease in royalties payable to third parties for integrated technology, lower co-sale fees due to the reduced number of sales under co-marketing arrangements with alliance partners and a decrease in warranty costs.

Maintenance and service

Cost of maintenance and service revenues consists of labor costs for engineers performing implementation services, consulting services and technical support, warranty, training personnel, facilities and equipment costs. Cost of maintenance and service revenues for the year ended September 30, 2003 was $45.5 million, a 6% increase from cost of maintenance and service revenues of $42.9 million year for the ended September 30, 2002. This increase is comprised of an increase of $4.1 million in our services organization’s headcount and infrastructure costs, offset by a decrease in our maintenance organization’s headcount and infrastructure costs of $1.5 million.

Cost of maintenance and service revenues for the year ended September 30, 2002 decreased by 37% from cost of maintenance and service revenues of $68.2 million for the year ended September 30, 2001. This decrease is primarily attributable to reduced license sales resulting in decreased utilization of internal consultants related to customer implementations, reduced customer support and training costs, a decrease in warranty costs and, to a lesser extent, a decrease in headcount.

Amortization of acquired core technology

Amortization of acquired core technology represents the amortization of the costs allocated to core technology in our fiscal year 2000 acquisitions of TradingDynamics, Tradex and SupplierMarket. This expense amounted to $4.0 million, $6.7 million and $6.7 million for the years ended September 30, 2003, 2002 and 2001, respectively, and all such costs were fully amortized at March 31, 2003.

Operating Expenses

Sales and marketing

Sales and marketing expenses include costs associated with our sales and marketing personnel and product marketing personnel and consist primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses, travel and entertainment expenses related to these personnel and the provision for doubtful accounts. Sales and marketing expenses for the year ended September 30, 2003 were $80.4 million, a 1% decrease from sales and marketing expenses of $81.0 million for the year ended September 30, 2002. This decrease is primarily comprised of decreases of $5.1 million in personnel related costs and $6.0 million in facilities costs, offset by an increase of $4.6 million in professional fees and a reduced benefit from provision for doubtful accounts of $7.0 million.

Sales and marketing expenses for the year ended September 30, 2002 decreased by 71% from sales and marketing expenses of $280.6 million for the year ended September 30, 2001. The decrease is primarily attributable to the reductions in force in fiscal 2001 and in the first quarter of fiscal 2002 which resulted in a reduction of personnel and related compensation and benefits, a decrease in bonuses and commissions due to a decline in overall sales activity, the recovery of previously recorded provisions for doubtful accounts based on improved collections experience, and a reduction in our marketing programs for tradeshows and customer advisory council meetings.

During fiscal year 2001, we added significant provisions to our allowance for doubtful accounts due to the rapid and dramatic decline of the e-commerce marketplace industry totaling $29.4 million. During fiscal year 2002, we determined that some of these reserves were no longer warranted due to improvements in customers’ financial condition and our ability to settle a number of at-risk accounts. As a result, for fiscal year 2002, we recorded a net credit to the provision for doubtful accounts of $8.4 million.

Sales and marketing expenses for fiscal year 2001 include $11.2 million of compensation expense paid by Mr. Krach, our then-chairman and co-founder, to Mr. Mueller, our then-president and chief operating officer during a portion of this period. In addition, Mr. Mueller received $348,645 of salary, bonus and other compensation paid by us in fiscal year 2001.

Research and development

Research and development expenses include costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily include employee compensation and benefits, consulting costs and the cost of software development tools and equipment. Research and development expenses for the year ended September 30, 2003 were $53.8 million, a 16% decrease from research and development expenses of $64.4 million for the year ended September 30, 2002. This decrease is comprised of a $9.8 million decrease in facilities and equipment costs and a $1.9 million decrease in fees paid to outside service providers, partially offset by an increase of $1.0 million in compensation and benefits. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives.

Research and development expenses for the year ended September 30, 2002 decreased by 29% from research and development expenses of $90.7 million for the year ended September 30, 2001. The decrease is primarily attributable to the reductions in force in fiscal year 2001 and in the first quarter of fiscal year 2002 which resulted in a reduction of personnel and related compensation and benefits and a decrease in localization of our software, partially offset by an increase for license fees due for the use of third party software.

General and administrative

General and administrative expenses include costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the year ended September 30, 2003 were $36.2 million, a 14% increase from general and administrative expenses of $31.8 million for the year ended September 30, 2002. This increase is comprised of a $13.4 million increase in fees to outside professional service providers, of which approximately $10 million was incurred in connection with our recently completed accounting review and restatement, offset by reductions of $1.6 million in personnel costs, $1.9 million in office related expenses and $5.3 million in facilities and equipment expenses. Although we believe the expenses associated with our recently completed internal accounting review are substantially complete, we expect, over the near term and perhaps for much longer, to incur significant fees and expenses relating to our ongoing regulatory and legal proceedings, including but not limited to litigation relating to the recent restatement of our consolidated financial statements.

General and administrative expenses for the year ended September 30, 2002 decreased by 48% from general and administrative expenses of $60.5 million for the year ended September 30, 2001. The decrease is primarily attributable to various cost savings initiatives including reductions in personnel and related compensation and benefits, a reduction in implementation costs for financial and human resources infrastructure and a decrease in fees paid to outside professional services providers.

Amortization of goodwill and other intangible assets

Our acquisitions of TradingDynamics, Tradex and SupplierMarket in fiscal year 2000 were accounted for under the purchase method of accounting. We recorded a total of $3.1 billion in goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired related to these acquisitions in fiscal year 2000.

The total amortization of other intangible assets for these acquisitions was $4.3 million in fiscal year 2003, of which $4.0 million was classified as cost of revenues. The total amortization of goodwill and other intangible assets for these acquisitions was $303.5 million in fiscal year 2002, of which $6.7 million was classified as cost of revenues, and $665.3 million in fiscal year 2001, of which $6.7 million was classified as cost of revenues. In the second quarter of fiscal year 2001, we recorded a $1.4 billion impairment charge relating to goodwill and other intangible assets acquired in the Tradex acquisition. See below for detailed discussion. The decrease in amortization in fiscal year 2002 is primarily attributable to the reduction in carrying value of goodwill and other intangible assets due to the impairment recorded in fiscal 2001.

In fiscal year 2000, we sold 5,142,858 shares of common stock with a fair market value of $834.4 million to an independent third party in connection with an intellectual property agreement. As part of the sale we received intellectual property and $47.5 million in cash. The intellectual property was valued at the difference between the fair market value of the stock being exchanged and the cash received, which was $786.9 million. This amount is classified within other intangible assets and was being amortized over three years based on the terms of the related intellectual property purchase agreement. The total amortization of this intellectual property agreement was $113.2 million, $262.3 million and $262.3 million for the years ended September 30, 2003, 2002 and 2001, respectively. The intangible asset was fully amortized over its remaining useful life and expired in the quarter ended March 31, 2003.

The amortization of other intangible assets was $117.5 million for the year ended September 30, 2003. The amortization of goodwill and other intangible assets for the years ended September 30, 2002 and 2001 was $565.8 million and $927.6 million, respectively.

As a result of our adoption of SFAS No. 142 (see Note 1 of Notes to Consolidated Financial Statements) on October 1, 2002, we ceased amortization of goodwill. As of September 30, 2003, we had unamortized goodwill of approximately $181.0 million. Other intangible assets have been amortized on a straight-line basis over their total expected useful lives ranging from two years to three years. Other identifiable intangible assets which included covenants not-to-compete, core technology and an intellectual property agreement, were fully amortized over their remaining useful lives, all of which expired in the quarter ended March 31, 2003.

Business partner warrants

In the past, we have issued warrants for the purchase of our common stock to certain business partners which either vested immediately or vested on a contingent basis upon the achievement of certain milestones related to targeted revenue. For the years ended September 30, 2002 and 2001, we recognized business partner warrant expense associated with these warrants totaling $5.6 million and $27.8 million, respectively. The business partner warrant expense for the year ended September 30, 2001 excludes $6.3 million which has been recorded as a reduction of revenues in accordance with EITF No. 01-9. See Notes 1 and 9 of Notes to Consolidated Financial Statements for additional information.

In March 2000, we issued an unvested warrant to purchase up to 3,428,572 shares of our common stock, of which 2,828,572 shares have expired unexercised and 600,000 shares remain unvested as of September 30, 2003. These unvested shares, if they remain unvested, will expire unexercised on a quarterly basis through March 2005. The business partner can partially vest in this warrant each quarter upon attainment of certain milestones related to revenue targets. During the years ended September 30, 2003 and 2002, the business partner did not vest in any shares of this warrant and no business partner warrant expense was recorded for those years. A total of $8.5 million of business partner warrant expense was recorded for the year ended September 30, 2001, of which $2.7 million was recorded as a reduction of revenues in accordance with EITF No. 01-9. See Notes 1 and 9 of Notes to Consolidated Financial Statements for additional information. No amounts related to the unvested warrants are reflected in the accompanying consolidated financial statements.

In April 2000, we entered into an agreement with a third party as part of our vertical industry strategy to obtain a major partner in the financial services industry. In connection with the agreement, we issued warrants to purchase up to 6,776,000 shares of our common stock. Upon signing of this agreement, warrants for 1,936,000 shares of our common stock with a fair value of $56.2 million were immediately vested. The agreement provided that we would receive $25.0 million in guaranteed gainshare to be paid over a period of two years which we determined to represent partial payment for the vested warrants rather than revenue. Accordingly, $31.2 million representing the fair value of the vested warrants less the guaranteed gainshare was recorded as an intangible asset related to the strategic relationship to be amortized over the three year term of the agreement. During the third quarter of fiscal year 2001, we determined that the carrying value of the intangible asset was impaired since performance under the agreement was substantially less than expected, and wrote off the remaining net book value of $17.7 million to business partner warrant expense. The guaranteed gainshare of $25.0 million was recorded as a receivable in “Other Current Assets.” A total of $7.9 million of business partner warrant expense related to this agreement was recorded for the year ended September 30, 2001 of which $3.6 million was recorded as a reduction of revenues in accordance with EITF No. 01-9. During the quarter ended March 31, 2002, the obligation to pay the outstanding balance of $20.0 million guaranteed gainshare was settled for a cash payment of $15.0 million received in the quarter ended June 30, 2002 and the cancellation of the remaining unvested warrants to purchase 4,840,000 shares of our common stock. As a result, we recorded a charge of $5.6 million representing the uncollected receivable and related settlement costs as business partner warrant expense during the quarter ended March 31, 2002.

Stock-based compensation

We have recognized deferred stock-based compensation associated with stock options granted to employees at prices below market value on the date of grant, stock options issued to certain employees in conjunction with the consummation of the TradingDynamics and SupplierMarket acquisitions in fiscal year 2000 and the issuance of restricted shares of common stock to certain senior executives, officers and employees. These amounts are included as a component of stockholders’ equity and are charged to operations over the vesting period of the options or the lapse of restrictions for the restricted stock, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense is presented as a separate line item in our Consolidated Statements of Operations, net of the effects of reversals related to terminated employees for cancellation of unvested stock options previously amortized to expense under FIN 28. For the years ended September 30, 2003, 2002 and 2001, stock-based compensation expense, net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Year Ended September 30
	2003	2002	2001
Cost of revenues	$(729)	$3,277	$6,125
Sales and marketing	1,544	4,312	16,540
Research and development	272	(264)	4,311
General and administrative	1,074	7,442	34,106

Total	$2,161	$14,767	$61,082

Restructuring and lease abandonment costs

In fiscal year 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. As part of the restructuring program, we restructured our worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities.

The following table details our accrued restructuring liabilities and related restructuring activity through September 30, 2003 (in thousands):

	Severance and benefits	Lease abandonment costs	Leasehold impairment	Total
Accrued restructuring costs as of September 30, 2000	$—	$—	$—	$—
Total charge to operating expense	17,493	49,442	66,647	133,582
Cash paid	(16,642)	(19,099)	—	(35,741)
Asset impairments applied to asset balances	—	—	(66,647)	(66,647)

Accrued restructuring costs as of September 30, 2001	851	30,343	—	31,194
Total charge to operating expense	4,605	58,004	—	62,609
Cash paid	(5,353)	(24,680)	—	(30,033)
Reclassification of lessee deposits	—	(1,701)	—	(1,701)

Accrued restructuring costs as of September 30, 2002	103	61,966	—	62,069
Total charge to operating expense	—	5,350	—	5,350
Cash paid	(36)	(19,507)	—	(19,543)

Accrued restructuring costs as of September 30, 2003	$67	$47,809	—	47,876
Less: current portion				13,764

Accrued restructuring costs, less current portion				$34,112

Worldwide workforce reduction

Severance and benefits primarily included involuntary termination and health benefits, outplacement costs and payroll taxes for sales and marketing, engineering and general and administrative personnel. The reduction of the worldwide workforce was completed during the third and fourth quarters of fiscal year 2001 and in the first quarter of fiscal year 2002. We expect all remaining cash expenditures will be made during fiscal year 2004.

Consolidation of excess facilities

Lease abandonment costs incurred to date relate to the abandonment of leased facilities in Mountain View and Sunnyvale, California, Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Burlington, Massachusetts, Florham Park, New Jersey, Dallas, Texas, Hong Kong and Singapore. Total lease abandonment costs include the impairment of leasehold improvements and remaining lease liabilities offset by estimated sublease income. The estimated net costs of abandoning these leased facilities, including remaining lease liabilities offset by estimated sublease costs and income, were based on market information trend analyses provided by a commercial real estate brokerage firm.

In the quarter ended June 30, 2002, we revised our original estimates and expectations for our corporate headquarters and field offices disposition efforts. This revision was a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued sharp declines in market conditions in the commercial real estate market in Northern California. Based on these factors, and consultation with an independent appraisal firm, we recorded an additional charge to lease abandonment costs of $57.3 million in the quarter ended June 30, 2002.

In the quarter ended June 30, 2003, we revised our original estimates and expectations for our corporate headquarters and field offices disposition efforts. This revision was a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued declines in market conditions in the commercial real estate market in Northern California. Based on these factors and consultation with an independent appraisal firm, we recorded an additional charge to lease abandonment costs of $5.4 million in the quarter ended June 30, 2003.

As of September 30, 2003, $47.8 million of lease abandonment costs, net of anticipated sublease income of $206.2 million, remains accrued and is expected to be utilized by fiscal year 2013. Actual sublease payments due to us under noncancelable subleases of excess facilities totaled $67.3 million as of September 30, 2003, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at September 30, 2003, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on our operating results and cash position. For example, as of September 30, 2003, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss of our Sunnyvale, California headquarters by approximately $7.8 million.

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

During the year ended September 30, 2001, we determined that certain equity investments in privately held companies had sustained a decline in value that was considered other-than-temporary. We recorded a charge to operations of $28.7 million during the year ended September 30, 2001 to write down these investments to their estimated fair values.

There was no impairment charge related to goodwill or other intangible assets recorded in fiscal years 2003 and 2002.

Merger related costs

On January 29, 2001, we signed a definitive agreement to acquire Agile Software Corporation (“Agile”), a provider of collaborative commerce solutions. However, Ariba and Agile mutually agreed to terminate their proposed merger without payment of any termination fees due to challenging economic and market conditions. We incurred costs related to the proposed acquisition totaling $3.6 million related to financial advisor and other professional fees, which were all expensed during the fiscal year 2001.

Interest income

Interest income for the year ended September 30, 2003 was $5.1 million, a decrease of 35% from interest income of $8.0 million for the year ended September 30, 2002. Interest income for the year ended September 30, 2002 decreased by 57% from interest income of $18.6 million the year ended September 30, 2001. These decreases are primarily attributable to lower invested cash, cash equivalents and investment balances during fiscal year 2002 and a decline in interest rates over the years.

Other income (expense)

Other income (expense) consists of realized gains and losses on investments and foreign exchange currency fluctuations. Other income for the year ended September 30, 2003 was $652,000 compared to $892,000 of other expense for the year ended September 30, 2002. The increase is primarily attributable to realized gains on investments and gains due to international currency fluctuations and the absence of any publicly traded company investment impairment charge. Other expense for the year ended September 30, 2001 was $2.5 million. The decrease in other expense for the year ended September 30, 2002 compared to the year ended September 30, 2001 is primarily attributable to realized gains on available for sale investments, offset by an impairment charge on an investment in a publicly traded company, and realized losses on foreign exchange currency fluctuations.

Provision for income taxes

We recorded income tax expense (benefit) of ($92,000), $2.8 million and $7.7 million for the years ended September 30, 2003, 2002 and 2001, respectively. The income tax expense recorded in the years ended September 30, 2002 and 2001 relates primarily to operations of our foreign subsidiaries. The income tax benefit of $92,000 recorded in the year ended September 30, 2003 relates to net tax refunds from various state and foreign tax jurisdictions.

As of September 30, 2003, we had net operating loss carryforwards for federal and state tax purposes of approximately $1.3 billion and $717.1 million, respectively. These federal and state carryforwards expire in various years from fiscal year 2010 through fiscal year 2023 and from fiscal year 2004 through fiscal year 2013, respectively. The State of California has temporarily suspended the ability to utilize California net operating loss carryforwards for the 2003 tax year. We have research credit carryforwards for federal and state tax purposes of approximately $33.4 million and $24.5 million, respectively. If not utilized, the federal carryforwards will expire in various years from fiscal 2011 through fiscal year 2023. The state research credit will carry forward indefinitely. We also have manufacturer’s credit carryforwards for state tax purposes of approximately $2.0 million, which will expire in various years from fiscal year 2006 through fiscal year 2011.

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

As of September 30, 2003 and 2002, minority interest of approximately $17.1 million and $12.1 million, respectively, was recorded on the Consolidated Balance Sheets in order to reflect the share of the net assets of Nihon Ariba K.K. held by minority investors. For the year ended September 30, 2003, we recognized approximately $3.6 million as the minority interest’s share of Nihon Ariba K.K.’s income. For the years ended September 30, 2002 and 2001, we recognized $180,000 and $4.3 million, respectively, as the minority interest’s share of Nihon Ariba K.K.’s loss.

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

Minority interest of $2.9 million was recorded on each of the Consolidated Balance Sheets as of September 30, 2003 and 2002, in order to reflect the share of the net assets of Ariba Korea, Ltd. held by minority investors. We also recognized approximately $123,000, $106,000 and $370,000 as the minority interest’s share of the Ariba Korea, Ltd. loss for the years ended September 30, 2003, 2002 and 2001, respectively.

Liquidity and Capital Resources

As of September 30, 2003, we had $127.1 million in cash, cash equivalents and short-term investments, $78.3 million in long-term investments and $29.7 million in restricted cash, for total cash and investments of $235.1 million, and $3.5 million in working capital. All significant cash and investments are held in accounts in the United States except for approximately $45.2 million and $7.0 million held by Nihon Ariba K.K. and Ariba Korea, Ltd, respectively, our majority-owned subsidiaries in Japan and Korea, respectively, to fund their activities and operations. As of September 30, 2002, we had $157.3 million in cash, cash equivalents and short-term investments, $88.0 million in long-term investments and $30.3 million in restricted cash, for total cash and investments of $275.6 million, and $25.7 million in working capital. The decline in working capital of $22.2 million in fiscal year 2003 is primarily attributed to a decrease in cash and cash equivalents by approximately $16.1 million, a reduction of our short term investments, a decline in prepaid expenses and other current assets by $4.8 million and an increase in the portion of deferred revenue classified as current due to reduction of multi-year prepayments and resolution of uncertainties regarding the timing of recognition for certain contracts for which recognition was previously considered indefinite and therefore classified as non-current.

Net cash used in operating activities was approximately $44.0 million for the year ended September 30, 2003, compared to $40.7 million of net cash used in operating activities for the year ended September 30, 2002. Net cash used in operating activities for the year ended September 30, 2003 is primarily attributable to decreases in deferred revenue, restructuring and lease abandonment costs, accrued compensation and related liabilities, accounts payable and accrued liabilities. These cash flows used in operating activities were partially offset by non-cash expenses in excess of the net loss for the period and decreases in accounts receivable, prepaid expenses and other assets. Due in part to the increased use of extended payment terms during recent quarters, which resulted in more offsets to accounts receivable, deferred revenues have declined and may continue to decline.

Net cash provided by investing activities was approximately $17.0 million for the year ended September 30, 2003, compared to $30.4 million of net cash provided by investing activities for the year ended September 30, 2002. Net cash provided by investing activities for the year ended September 30, 2003 is primarily attributable to the redemption of our investments, partially offset by cash used in connection with our acquisition of Goodex and purchases of property and equipment.

Net cash provided by financing activities was approximately $7.6 million for the year ended September 30, 2003, compared to $26.0 million of net cash provided by financing activities for the year ended September 30, 2002. Net cash provided by financing activities for the year ended September 30, 2003 is primarily attributable to proceeds from the exercise of stock options, partly offset by the payment of capital lease obligations.

Contractual obligations

Our primary contractual obligations are under our operating leases and a letter of credit which are discussed below.

In March 2000, we entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for the Company’s headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are approximately $2.3 million and escalate annually with the total future minimum lease payments amounting to $314.6 million over the remaining lease term. During fiscal years 2000 and 2001, we also contributed $80.0 million towards leasehold improvement costs of the facility and for the purchase of equipment and furniture, of which approximately $49.2 million was written off in fiscal 2001, in connection with the abandonment of excess facilities.

Future minimum lease payments and sublease income under noncancelable operating leases are as follows as of September 30, 2003 (in thousands):

Year Ending September 30,	Operating Leases	Sublease Income
2004	$37,188	$16,648
2005	36,557	17,116
2006	36,213	17,575
2007	32,878	14,020
2008	33,384	1,972
Thereafter	160,367	—

Total minimum lease payments	$336,587	$67,331

As of September 30, 2003, operating lease payments shown above exclude any adjustment for future lease income due under noncancelable subleases of excess facilities for the fiscal years noted above. Of the total operating lease commitments as of September 30, 2003 noted above, $115.9 million is for occupied properties and $220.6 million is for abandoned properties, which are a component of the restructuring reserve. There were no capital leases as of September 30, 2003. Interest expense related to capital lease obligations is immaterial for all periods presented.

As of September 30, 2003, we had $28.8 million in standby letters of credit, which are cash collateralized. These instruments are issued by our banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The cash collateral is classified as restricted cash on our consolidated balance sheets as of September 30, 2003.

Other arrangements

Other than the obligations identified above, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities. We do not have any material noncancelable purchase commitments as of September 30, 2003.

Common stock repurchase program

On October 22, 2002, we announced that our Board of Directors authorized the repurchase of up to $50 million of our currently outstanding common stock to reduce the dilutive effect of our stock option and purchase plans. Stock purchases under the common stock repurchase program may be made periodically in the open market based on market conditions. To date there have been no stock repurchases under this program. Cash flows from operations and existing cash balances may be used to repurchase our common stock. As a result, we may incur a significant impact on cash flows and cash balances.

Anticipated cash flows

We expect to incur significant operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. We anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, our ability to manage infrastructure costs, the outcome of our subleasing activities related to the costs of abandoning excess leased facilities and the level of expenditures relating to our recently completed accounting review and ongoing regulatory and legal proceedings.

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

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include revenue recognition policies, the assessment of recoverability of goodwill and other intangible assets, restructuring liabilities related to abandoned operating leases and contingencies related to the collectibility of accounts receivable and pending litigation. These critical accounting policies and estimates, their related disclosures and other accounting policies, methods and estimates have been reviewed by our senior management and audit committee. These policies and our practices related to these policies are described below and in Note 1 of Notes to the Consolidated Financial Statements.

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

We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Staff Accounting Bulletin (SAB) 101. We generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable.

One of the critical judgments we make is the assessment that “collectibility is probable.” Our recognition of revenue is based on our assessment of the probability of collecting the related accounts receivable balance on a customer-by-customer basis considering past payment history and credit history. The timing or amount of revenue recognition may have been different if different assessments of the probability of collection had been made at the time the transactions were recorded in revenue. In cases where collectibility is not deemed probable, revenue is recognized at the time collection becomes probable, which is generally upon receipt of cash.

Another critical judgment involves the “fixed or determinable” criterion. We consider payment terms where 80% of arrangement fees are due within 12 months from delivery to be normal. Payment terms are considered extended when greater than 20% of an arrangement fee is due beyond 12 months from delivery. If fees are not “fixed or determinable”, revenue is recognized when due and payable. In arrangements where at least 80% of fees are due within one year or less from delivery, the entire arrangement fee is considered fixed or determinable and revenue is recognized when the remaining basic revenue recognition criteria are met.

SOP 97-2, as amended, generally requires us to allocate revenue earned on software arrangements involving multiple deliverables to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance and support services and professional services, based on the relative fair values of the elements specific to us. Our determination of the fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

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

Certain of our perpetual and time-based licenses include the right to unspecified additional products and/or payment terms that extend beyond twelve months. We recognize revenue from perpetual and time-based licenses that include unspecified additional software products ratably over the term of the arrangement. Revenue from those contracts with extended payment terms is recognized at the lesser of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fee was fixed or determinable.

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

Allowance for doubtful accounts receivable

We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide for actual losses resulting from collecting less than full payment on our receivables. A considerable amount of judgment is required when we assess the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts might be required. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For the remaining customers, the Company recognizes allowances for doubtful accounts based on the length of time the aggregate receivables are outstanding, the current business environment and historical experience. Alternatively, if the financial condition of our customers were to improve such that their ability to make payments was no longer considered impaired, we would reduce related estimated reserves with a credit to the provision for doubtful accounts.

Recoverability of goodwill and other intangible assets

We regularly review all of our long-lived assets, including goodwill and other intangible assets, for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below net book value. For example, in the event the market price of our stock were below $0.80 per share as of September 30, 2003, we would have been required to complete an analysis of the recoverability of our goodwill. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. We have recorded significant impairment charges for goodwill and intangible assets in the past, and to the extent that events or circumstances cause our assumptions to change, additional charges may be required which could be material.

Lease abandonment costs

We initially recorded a significant restructuring charge in the third quarter of fiscal year 2001 upon abandoning certain operating leases as part of our program to restructure our operations and related facilities, and we recorded an additional charge in the third quarter of fiscal year 2002. In the quarters ended June 30, 2003 and 2002, we revised our estimates and expectations for our corporate headquarters and field offices disposition efforts as a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued declines in market conditions in the commercial real estate market in Northern California. Lease abandonment costs for the abandoned facilities were estimated to include the impairment of leasehold improvements, remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which were achieved using market trend information analyses provided by a commercial real estate brokerage firm retained by us. Each reporting period we review these estimates, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, as of September 30, 2003, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss of our Sunnyvale, California headquarters by approximately $7.8 million.

Legal contingencies

We are subject to various claims and legal actions. We have accrued for estimated losses in accordance with GAAP for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. Although we currently believe that we have properly accrued for estimable and probable losses regarding the outcome of outstanding legal proceedings, claims and litigation involving us, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on our business, results of operations or financial condition or that the current amount of accrued losses is sufficient for any actual losses that may be incurred.

Risk Factors

In addition to other information in this Annual Report, the following risk factors should be carefully considered in evaluating Ariba and its business because such factors may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Annual Report, and the risks discussed in Ariba’s other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements, as a result of which our business could be seriously harmed. We believe that our success in fiscal year 2004 will depend particularly upon our ability to achieve several growth initiatives, designed in part to offset anticipated declines in revenues from our strategic relationship with Softbank and from prior year contracts, to effectively redeploy our resources to enhance our marketing, sales and service programs and to maintain tight control over expenses and cash. We believe that key risks include market acceptance of Enterprise Spend Management solutions as a standalone market category, our success in growing our sales channels in Europe and Japan, the overall level of information technology spending, potential declines in average selling prices resulting from newer lower priced products and the potential adverse impact resulting from the restatement of our consolidated financial statements and related inquiries and legal proceedings.

We Have a Relatively Limited Operating History and Compete in New and Rapidly Evolving Markets.

We were founded in September 1996 and have a relatively limited operating history. Our limited operating history makes an evaluation of our future prospects very difficult. We introduced our first product, Ariba Buyer, in May 1997 and introduced additional products thereafter, partly as a result of acquisitions. We repositioned our product offerings as the Ariba Spend Management solution in September 2001, and introduced additional procurement applications in March 2002 and March 2003. As we adjust to evolving customer requirements and competitor pressures, we may be required to further reposition our product and service offerings and introduce new products and services.

A Continued Economic Slowdown, Particularly in Information Technology Spending, May Adversely Impact Our Business.

Our business has been adversely impacted by the recent economic slowdown, particularly the decline in information technology spending. The majority of Ariba’s business continues to be from sales of the Ariba Buyer product and related products and services to a relatively small number of customers each quarter. A continued economic slowdown could adversely impact our business in a number of ways including longer sales cycles, lower average selling prices and reduced bookings and revenues.

The Market for Our Enterprise Spend Management Solutions is at an Early Stage. They May Not Achieve Continued Market Acceptance.

The market for enterprise spend management software applications and services is at an early stage of development. We introduced our Ariba Spend Management solution in September 2001 and we have recently announced several new products that have achieved limited deployment and may be more challenging to implement than our established products. Our success depends on widespread customer acceptance of enterprise spend management solutions, including customer acceptance of standalone solutions from vendors like Ariba rather than solutions from ERP vendors and others that are part of a broader enterprise application solution. If our products and services do not achieve continued market acceptance, our business will be seriously harmed.

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We had an accumulated deficit of approximately $4.3 billion as of September 30, 2003, including cumulative charges for the amortization of goodwill and other intangible assets and the impairment of goodwill and other intangible assets totaling approximately $3.7 billion. We may incur significant losses in the future for a number of reasons, including the following:

•	adverse economic conditions, in particular declines in information technology spending;

•	the failure of standalone enterprise spend management solution to mature as a separate market category;

•	declines in average selling prices of our products and services;

•	failure to achieve implement growth initiatives designed in part to offset anticipated declines in revenue from our strategic relationship with Softbank and from prior year contracts;

•	failure to effectively redeploy internal resources to enhance our marketing, sales and service programs;

•	failure to successfully grow our sales channels in Europe and Japan;

•	increased reliance on hosted solutions that result in lower near-term revenues from customer deployments;

•	failure to maintain tight control over costs; and

•	increased restructuring charges resulting from the failure to sublease excess facilities at anticipated levels and rates.

Our Quarterly Operating Results Are Volatile and Difficult to Predict.

Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indicators of future performance trends.

Our quarterly operating results have varied or may vary depending on a number of factors, including the following:

Risks Related to Revenues

•	fluctuations in demand, sales timing mix and average selling price for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	fluctuations in the number of relatively larger orders for our products and services;

•	increased dependence on relatively smaller orders from a larger number of customers;

•	increased dependence on the number of new customer contracts in the current quarter, including follow-on contracts from existing customers, rather than on contracts entered into in prior quarters;

•	increased dependence on generating revenues from new revenue sources;

•	delays in recognizing revenue from licenses of software products;

•	changes in the mix of types of licensing arrangements and related timing of revenue recognition;

•	the impact of recent declines in our deferred revenue; and

•	the impact of the restatement of our consolidated financial statements and our ongoing legal proceedings on customer demand.

Risks Related to Expenses

•	unanticipated costs resulting from the redeployment of internal resources to expand marketing, sales and service programs;

•	our overall ability to control costs, including managing reductions in expense levels through restructuring and severance payments;

•	the level of expenditures relating to the restatement of our consolidated financial statements and our ongoing legal proceedings;

•	changes in our pricing policies and business model, including increased reliance on hosted solutions and the implementation of programs to generate revenue from new sources;

•	changes in the deployment of internal resources to enhance marketing, sales and service programs;

•	the failure to adjust our workforce to changes in the level of our operations; and

•	the loss of key personnel.

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

Our Revenues in Any Quarter Depend on a Relatively Small Number of Relatively Large Orders. Our Sales Cycles Are Long and Can Be Unpredictable.

Our quarterly revenues are especially subject to fluctuation because they depend on the sale of relatively large orders for our products and related services. Many of these relatively large orders are realized at the end of the quarter. As a result, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. For fiscal year 2003 and for the quarters ended June 30 and September 30, 2003 we recognized approximately 10% of total revenues from Softbank, a related party, pursuant to a long-term revenue commitment agreement. As discussed in “Strategic Relationships with Third Parties are Important to Our Long-Term Success”, we are currently in a contract dispute with Softbank. We also recognized approximately 10% of total revenues from another customer for the quarter ended September 30, 2003. In addition, our sales cycles are long and can be unpredictable. Also see “Risk Factors—Implementation of Our Products by Large Customers Is Complex, Time Consuming and Expensive. We Frequently Experience Long Sales and Implementation Cycles”.

We May Continue to Depend on Ariba Buyer for a Substantial Portion of Our Business for the Foreseeable Future. This Business Could Be Concentrated in a Relatively Small Number of Customers.

We anticipate that revenues from Ariba Buyer and related products and services from a relatively small number of customers will continue to constitute a substantial portion of our revenues for the foreseeable future. For the year ended September 30, 2002 and the quarter ended December 31, 2002 revenues from Ariba Buyer and related products and services were a majority of our total revenues. If we experience price declines or fail to achieve broad market acceptance of Ariba Buyer, our business could be seriously harmed. We may continue to derive a significant portion of our revenues attributable to Ariba Buyer from a relatively small number of customers.

Revenues in Any Quarter May Vary to the Extent Recognition of Revenue is Deferred when Contracts Are Signed.

We frequently enter into contracts where we recognize only a portion of the total revenue under the contract in the quarter in which we enter into the contract. For example, we may recognize revenue on a ratable basis over the life of the contract or enter into contracts where the recognition of revenue is conditioned upon delivery of future product or service elements. The portion of revenues recognized on a deferred basis may vary significantly in any given quarter, and revenues in any given quarter are a function both of contracts signed in such quarter and contracts signed in prior quarters. In addition, deferred revenue is impacted by the time of cash collections.

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

Failure or Circumvention of Our Controls and Procedures Could Seriously Harm our Business.

Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent other than inconsequential error or fraud in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it impossible for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential error or fraud could seriously harm our business and results of operations.

In the Future, We May Need to Raise Additional Capital in Order to Remain Competitive. This Capital May Not Be Available on Acceptable Terms, If at All.

Although our existing cash, cash equivalent and investment balances together with our anticipated cash flow from operations should be sufficient to meet our anticipated working capital and operating resource expenditure requirements for at least the next 12 months, given the significant changes in our business and results of operations in the last 12 to 18 months, the fluctuation in cash, cash equivalents and investments balances may be greater than presently anticipated. After the next 12 months, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Our inability to raise funds on acceptable terms, if and when needed, could seriously harm our business.

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

Strategic Relationships with Third Parties are Important to Our Long-Term Success.

We have established strategic relationships with a number of other companies. These companies are entitled to resell our products, to host our products for their customers, and/or to implement our products within our customers’ organizations. We cannot be assured that any existing or future resellers or hosting or implementation partners will perform to our expectations. For example, in the past we have not realized the anticipated benefits from strategic relationships with a number of resellers. If our current or future strategic partners do not perform to expectations, or if they experience financial difficulties that impair their operating capabilities, our business, operating results and financial condition could be seriously harmed.

We also have strategic relationships with Softbank and its affiliates, as a minority shareholder of our Japanese and Korean subsidiaries, Nihon Ariba K.K. (“Nihon Ariba”) and Ariba Korea, Ltd., respectively, from which we derived revenues of $23.8 million, $19.1 million and $6.9 million for the years ended September 30, 2003, 2002 and 2001, respectively, pursuant to a long-term revenue commitment. Our strategic relationship with Softbank has not performed to our expectations, and in June 2003 we commenced an arbitration proceeding against Softbank for failing to meet contractual revenue commitments. In response, Softbank filed a counter-demand alleging breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing and fraud related to both our Japanese and Korean subsidiaries. In November 2003, the arbitration panel dismissed the Korea related claims on jurisdictional grounds and entered an interim award requiring Softbank to make a $26.6 million payment, which includes interest, and to make future payment commitments on an interim basis. These interim payments may only be used for the purpose of conducting Nihon Ariba’s business and will be subject to the final award of the arbitration panel, which may require repayment of the interim payments. There is no assurance we can achieve a mutually satisfactory resolution of our dispute with Softbank. The failure to achieve a satisfactory resolution of our dispute with Softbank and to realize future revenues from Softbank at committed levels could have a material adverse impact on our business, operating results, cash flows and financial position. Pending completion of the arbitration proceeding or additional rulings regarding the disposition of the interim award proceeds, these funds will be recorded as an increase to restricted cash and a current liability.

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

If We Fail to Develop Products and Services in a Timely and Cost-Effective Basis, of If Our Products Contain Defects, Our Business Will Be Seriously Harmed.

In developing new products and services, we may:

•	fail to develop, introduce and market products in a timely or cost-effective manner;

•	find that our products and services are obsolete, noncompetitive or have shorter life cycles than expected;

•	fail to develop new products and services that adequately meet market requirements or achieve market acceptance; or

•	develop products that contain undetected errors or failures when first introduced or as new versions are released.

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

Litigation Regarding Our IPO Could Seriously Harm Our Business.

Between March 20, 2001 and June 5, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against us, certain of our former officers and directors and three of the underwriters of our initial public offering. These actions purport to be brought on behalf of purchasers of our common stock in the period from June 23, 1999, the date of our initial public offering, to December 23, 1999 (in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, relating to our initial public offering.

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

On July 15, 2002, Ariba and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. On or around November 18, 2002, during the pendency of the motion to dismiss, the Court entered as an order a stipulation by which all of the individual defendants were dismissed from the case without prejudice in return for executing a tolling agreement. On February 19, 2003, the Court rendered its decision on the motion to dismiss, granting a dismissal of the remaining Section 10(b) claim against us without prejudice. Plaintiffs have indicated that they intend to file an amended complaint.

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

In a series of orders issued by the Court in February and March, 2003, these cases were deemed related to each other and assigned to a single judge sitting in San Jose. On July 11, 2003, following briefing and a hearing on related motions, the Court entered two orders that together (1) consolidated the related cases for all purposes into a single action captioned In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, (2) appointed a lead plaintiff, and (3) approved the lead plaintiff’s selection of counsel. On September 15, 2003, the lead plaintiff filed a Consolidated Amended Complaint, which restates the allegations and claims described above and adds a claim pursuant to Section 14(a) of the Exchange Act, based on the allegation that the Company failed to disclose certain payments and executive compensation items in its January 24, 2002 Proxy Statement. On November 17, 2003, defendants filed a motion to dismiss the action for failure to state a claim, which is currently scheduled to be heard by the Court on March 29, 2004. This case is still in its early stages. The Company intends to defend against these claims vigorously.

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

These actions were assigned to a single judge sitting in San Jose. On May 7, 2003 following briefing and hearing on related motions, the court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead plaintiffs’ counsel. Pursuant to that order, plaintiffs filed an amended consolidated derivative complaint on May 28, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints, and adds allegations relating to our April 10, 2003 announcement of the restatement of certain financial statements and also adds a cause of action for breach of contract. On October 28, 2003, the Company filed a demurrer, joined by the individual defendants, seeking dismissal of the action for failure to comply with applicable pre-litigation demand requirements. This demurrer is currently scheduled to be heard by the Court on December 16, 2003. This case is still in its early stages. We intend to defend against these claims vigorously.

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

By orders issued by the Court on May 27 and June 23, 2003, these two derivative cases were deemed related to each other and to the securities class actions pending before the same court as now consolidated into In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, and accordingly these two derivative actions were assigned to the same judge sitting in San Jose assigned to that action. On June 23, 2003, following submission of a related stipulation of the parties, the Court issued an order that (1) consolidated the two derivative cases for all purposes into a single action captioned In re Ariba, Inc. Derivative Litigation, Case No. C-03-02172 JF, and (2) appointed lead plaintiffs’ counsel. In accordance with that order, plaintiffs filed an amended consolidated derivative complaint on June 26, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints. On September 18, 2003, defendants filed a motion to dismiss or stay the action pending resolution of the parallel state court derivative litigation. Following a hearing on this motion on November 10, 2003, the Court issued a ruling on November 13, 2003 denying the motion but granting defendants’ alternative request for a stay of the action in light of the related securities class action litigation. Accordingly, this action is now stayed until the Court has determined the viability of the federal securities claim in the related action. This case is still in its early stages. We intend to defend against these claims vigorously.

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

In addition, the SEC has commenced an informal inquiry regarding the circumstances leading up to the restatement of our consolidated financial statements. Responding to any such review could require significant diversion of management’s attention and resources in the future. For example, if the SEC elects to pursue an enforcement action, the defense against this type of action could be costly and require additional management resources. If we are unsuccessful in defending against this or other investigations or proceedings, we may face civil or criminal penalties or fines that could seriously harm our business and results of operations.

We Could Be Subject to Potential Claims related to the Ariba Supplier Network.

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

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. We have only three patents issued in the United States and may not develop proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us or our other intellectual property. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States and, in the case of the Ariba Supplier Network, because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and evolving.

In the quarter ended March 31, 2000, we entered into an intellectual property agreement with an independent third party. This intellectual property agreement protects our products against any claims of infringement regarding patents of this outside party that were currently issued, pending or to be issued over the three year period subsequent to the date of the agreement.

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

While international revenues have increased as a percentage of total revenue from fiscal 2002, there can be no assurance that such relative performance can be sustained in light of such risks.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We develop products in the United States and market our products in the United States, Latin America, Europe, Middle East, Canada, Australia and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. For the years ended September 30, 2003, 2002 and 2001, approximately 32%, 32% and 27%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of September 30, 2003 (in thousands):

		Contract Value		Unrealized Gain (Loss) in USD
Foreign Currency	Buy/Sell	Currency	USD
Swiss Francs	Buy	480	$347	$11
Australian Dollars	Sell	450	$296	$(7)
European Currency Units	Sell	2,500	$2,793	$(75)

As of September 30, 2003, we had $3.4 million of notional amount outstanding foreign exchange contracts in Swiss Francs (CHF), Australian Dollars (AUD), and European Currency Units (EUR), that had remaining maturities of one month or less. As of September 30, 2002, we had $1.1 million of notional amount outstanding foreign exchange contracts in Swiss Francs (CHF), Singapore Dollars (SGD), and European Currency Units (EUR), that had remaining maturities of one month or less.

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of September 30, 2003.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains and losses of approximately $350,000. In all material aspects, these exchange gains and losses would be fully offset by exchange losses and gains on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from other foreign currency exposures.

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

	Year ending Sept. 30, 2004	Year ending Sept. 30, 2005	Year ending Sept. 30, 2006	Year ending Sept. 30, 2007	Year ending Sept. 30, 2008	Thereafter	Total
Cash equivalents	$24,373	$—	$—	$—	$—	$—	$24,373
Average interest rate	1.11%	—	—	—	—	—	1.11%
Investments	$86,025	$40,204	$38,126	—	—	—	$164,355
Average interest rate	3.12%	4.15%	3.46%	—	—	—	3.45%

Total investment securities	$110,398	$40,204	$38,126	$—	$—	$—	$188,728

Note that these amounts exclude equity investments totaling $1.2 million and uninvested cash of $46.4 million. Total investments amount includes $29.7 million of restricted cash as of September 30, 2003.

I TEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and the related notes thereto, of the Company and the Independent Auditors’ Report are filed as a part of this Form 10-K.

Independent Auditors’ Report

The Board of Directors and Stockholders

Ariba, Inc.:

We have audited the accompanying consolidated balance sheets of Ariba, Inc. and subsidiaries (the Company) as of September 30, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ariba, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Mountain View, California

October 22, 2003, except as to Note 12

which is as of November 14, 2003

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2003	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$70,819	$86,935
Short-term investments	56,323	70,346
Restricted cash	1,123	800
Accounts receivable, net of allowance for doubtful accounts of $1,356 and $5,171 in 2003 and 2002, respectively	8,669	7,984
Prepaid expenses and other current assets	10,747	15,590

Total current assets	147,681	181,655
Property and equipment, net	21,767	29,168
Long-term investments	78,329	87,970
Restricted cash, less current portion	28,579	29,482
Goodwill, net	181,033	176,451
Other intangible assets, net	—	117,464
Other assets	1,741	2,428

Total assets	$459,130	$624,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,767	$15,187
Accrued compensation and related liabilities	26,674	30,411
Accrued liabilities	35,513	39,029
Restructuring obligations	13,764	18,716
Deferred revenue	57,470	52,459
Other current liabilities	—	106

Total current liabilities	144,188	155,908
Restructuring obligations, less current portion	34,112	43,353
Deferred revenue less current portion	43,954	99,302

Total liabilities	222,254	298,563

Minority interests	20,019	15,027

Commitments and contingencies (Note 6)

Stockholders’ equity:
Convertible preferred stock, $.002 par value; 20 million shares authorized; no shares issued and outstanding as of September 30, 2003 and 2002	—	—
Common stock, $.002 par value; 1.5 billion shares authorized; 270,243,668 and 265,668,855 shares issued and outstanding as of September 30, 2003 and 2002, respectively	540	531
Additional paid-in capital	4,500,974	4,494,012
Deferred stock-based compensation	(314)	(4,507)
Accumulated other comprehensive income	2,856	1,864
Accumulated deficit	(4,287,199)	(4,180,872)

Total stockholders’ equity	216,857	311,028

Total liabilities and stockholders’ equity	$459,130	$624,618

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended September 30,
	2003	2002	2001
Revenues:
License	$103,066	$98,440	$260,234
Maintenance and service	133,632	131,363	139,576

Total revenues	236,698	229,803	399,810

Cost of revenues:
License	4,519	4,318	17,376
Maintenance and service	45,489	42,881	68,208
Amortization of acquired core technology	4,000	6,732	6,732

Total cost of revenues	54,008	53,931	92,316

Gross profit	182,690	175,872	307,494

Operating expenses:
Sales and marketing	80,364	80,950	280,610
Research and development	53,836	64,365	90,657
General and administrative	36,203	31,751	60,495
Amortization of goodwill and other intangible assets	113,464	559,046	920,854
Business partner warrants, net	—	5,562	27,773
Stock-based compensation(1)	2,161	14,767	61,082
Restructuring and lease abandonment costs	5,350	62,609	133,582
Impairment of goodwill, other intangible assets and equity investments	—	—	1,436,135
Merger related costs	—	—	3,643

Total operating expenses	291,378	819,050	3,014,831

Loss from operations	(108,688)	(643,178)	(2,707,337)
Interest income	5,183	7,952	18,629
Interest expense	(106)	(47)	(434)
Other income (expense)	652	(892)	(2,476)

Net loss before income taxes and minority interests	(102,959)	(636,165)	(2,691,618)
Provision (benefit) for income taxes	(92)	2,784	7,708
Minority interests in net income (loss) of consolidated subsidiaries	3,460	(286)	(4,631)

Net loss	$(106,327)	$(638,663)	$(2,694,695)

Net loss per share—basic and diluted	$(0.40)	$(2.47)	$(11.02)

Weighted average shares used in computing net loss per share—basic and diluted	266,284	259,042	244,614

Comprehensive loss:
Net loss	$(106,327)	$(638,663)	$(2,694,695)

Unrealized gain (loss) on investments	(842)	463	2,184
Foreign currency translation adjustment	1,834	(297)	432

Other comprehensive income	992	166	2,616

Comprehensive loss	$(105,335)	$(638,497)	$(2,692,079)

(1)	For the years ended September 30, 2003, 2002 and 2001, stock-based compensation expense, net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	2003	2002	2001
Cost of revenues	$(729)	$3,277	$6,125
Sales and marketing	1,544	4,312	16,540
Research and development	272	(264)	4,311
General and administrative	1,074	7,442	34,106

Total	$2,161	$14,767	$61,082

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at September 30, 2000	247,816,682	$495	$4,475,491	$(157,336)	$(918)	$(847,514)	$3,470,218
Exercise of stock options	8,161,098	17	21,191	—	—	—	21,208
Issuance of common stock	1,641,402	3	11,363	—	—	—	11,366
Exercise of warrants for common stock	387,027	1	(1)	—	—	—	—
Repurchase of common stock	(1,898,709)	(4)	(640)	—	—	—	(644)
Issuance of restricted stock	3,742,500	8	(8)	—	—	—	—
Deferred stock-based compensation	—	—	25,901	(25,901)	—	—	—
Deferred stock-based compensation due to cancellations	—	—	(90,245)	90,245	—	—	—
Business partner warrant	—	—	8,485	—	—	—	8,485
Amortization of stock-based compensation	—	—	(414)	57,496	—	—	57,082
Gain on sale of subsidiaries common stock, net	—	—	28,730	—	—	—	28,730
Stockholder contributions	—	—	15,128	—	—	—	15,128
Unrealized investment gain, net	—	—	—	—	2,184	—	2,184
Foreign currency translation adjustment	—	—	—	—	432	—	432
Net loss	—	—	—	—	—	(2,694,695)	(2,694,695)

Balances at September 30, 2001	259,850,000	$520	$4,494,981	$(35,496)	$1,698	$(3,542,209)	$919,494
Exercise of stock options	3,000,343	6	5,127	—	—	—	5,133
Issuance of common stock	2,503,713	5	6,609	—	—	—	6,614
Repurchase of common stock	(1,784,933)	(4)	(468)	—	—	—	(472)
Issuance of restricted stock	3,585,858	7	(7)	—	—	—	—
Forfeiture of restricted stock	(1,486,126)	(3)	3	—	—	—	—
Deferred stock-based compensation, net of cancellations	—	—	(14,826)	18,826	—	—	4,000
Business partner warrant	—	—	(11)	—	—	—	(11)
Amortization of stock-based compensation	—	—	2,604	12,163	—	—	14,767
Unrealized investment gain, net	—	—	—	—	463	—	463
Foreign currency translation adjustment	—	—	—	—	(297)	—	(297)
Net loss	—	—	—	—	—	(638,663)	(638,663)

Balances at September 30, 2002	265,668,855	$531	$4,494,012	$(4,507)	$1,864	$(4,180,872)	$311,028
Exercise of stock options	2,216,252	4	3,322	—	—	—	3,326
Issuance of common stock	2,772,007	6	5,672	—	—	—	5,678
Repurchase of common stock	(15,020)	—	—	—	—	—	—
Issuance of restricted stock	53,994	—	—	—	—	—	—
Forfeiture of restricted stock	(452,420)	(1)	—	—	—	—	(1)
Deferred stock-based compensation, net of cancellations	—	—	(2,513)	2,513	—	—	—
Amortization of stock-based compensation	—	—	481	1,680	—	—	2,161
Unrealized investment loss, net	—	—	—	—	(842)	—	(842)
Foreign currency translation adjustment	—	—	—	—	1,834	—	1,834
Net loss	—	—	—	—	—	(106,327)	(106,327)

Balances at September 30, 2003	270,243,668	$540	$4,500,974	$(314)	$2,856	$(4,287,199)	$216,857

See accompanying notes to consolidated financial statements

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2003	2002	2001
Operating activities:
Net loss	$(106,327)	$(638,663)	$(2,694,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Provisions for (recovery of) doubtful accounts	(1,400)	(8,444)	29,390
Depreciation and amortization	128,484	592,259	957,890
Stock-based compensation	2,161	14,767	61,082
Compensation recorded for stockholder contributions	—	—	15,128
Impairment of equity investments	—	—	28,665
Impairment of goodwill and other intangible assets	—	—	1,407,470
Impairment of leasehold improvements	—	(2,182)	66,647
Business partner warrant expense	—	5,562	34,076
Minority interests in net income (loss) of consolidated subsidiaries	3,460	(286)	(4,631)
Changes in operating assets and liabilities:
Accounts receivable	715	27,861	4,955
Prepaid expenses and other assets	5,530	390	(8,008)
Accounts payable	(4,420)	(12,208)	(27,578)
Accrued compensation and related liabilities	(3,737)	(18,294)	(9,716)
Accrued liabilities	(3,969)	(11,830)	67,037
Restructuring and lease abandonment costs	(14,193)	30,875	31,194
Deferred revenue	(50,337)	(20,485)	(28,388)

Net cash used in operating activities	(44,033)	(40,678)	(69,482)

Investing activities:
Purchases of property and equipment	(3,154)	(3,111)	(91,255)
Proceeds from the sales of investments	150,106	210,884	211,475
Purchase of investments	(127,284)	(179,697)	(259,379)
Net cash paid in purchase acquisitions	(3,272)	—	—
Allocation from (to) restricted cash, net	580	2,289	(534)

Net cash provided by (used in) investing activities	16,976	30,365	(139,693)

Financing activities:
Principal payments on capital lease obligations	(1,429)	(297)	(538)
Proceeds from issuance of business partner warrants.	—	15,000	5,000
Proceeds from issuance of common stock	9,004	11,749	32,574
Proceeds from subsidiary stock offering	—	—	51,951
Repurchase of common stock	—	(472)	(644)

Net cash provided by financing activities	7,575	25,980	88,343

Net increase (decrease) in cash and cash equivalents	(19,482)	15,667	(120,832)
Effect of exchange rate changes on cash and cash equivalents	3,366	(703)	(2,438)
Cash and cash equivalents at beginning of year	86,935	71,971	195,241

Cash and cash equivalents at end of year	$70,819	$86,935	$71,971

Supplemental disclosures of cash flow information:
Cash paid for interest	$105	$—	$415

Cash paid for taxes	$2,351	$2,576	$1,190

Non-cash investing and financing activities:
Stockholder contributions	$—	$—	$15,128

See accompanying notes to consolidated financial statements

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company”), provides Enterprise Spend Management solutions that allow enterprises to manage efficiently the purchasing of all non-payroll goods and services required to run their business. The Company refers to these non-payroll expenses as “spend.” The Company’s solutions, which include software applications, services and network access, are designed to provide corporations with technology and business process improvements to better manage their corporate spending and, in turn, save money. The Company’s software applications and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and settlement activities. These goods and services include commodities, raw materials, operating resources, services, temporary labor, travel, maintenance, repair and operations equipment.

The Company was incorporated in Delaware in September 1996 and from that date through March 1997 was in the development stage, conducting research and developing its initial products. In March 1997, the Company began selling its products and related services and currently markets them in North America, Europe, Latin America, Middle East, Asia and Australia primarily through its direct sales force and indirect sales channels.

Basis of presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 2003, the Company had two subsidiaries with less than 100% ownership, Nihon Ariba K.K. and Ariba Korea, Ltd. In accordance with Staff Accounting Bulletin (SAB) 51, the Company has recorded the gains from sales of subsidiary stock to third parties as a contribution to capital.

Reclassifications

Certain reclassifications, none of which affected net loss or net loss per share, have been made to prior year amounts to conform to the current year presentation.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates. For example, actual sublease income might deviate from the assumptions used to calculate the Company’s accrual for lease abandonment costs and litigation settlement amounts may differ from estimated amounts. Actual experience in the collection of accounts receivable considered doubtful may differ from estimates used to develop allowances due to changes in the financial condition of customers or the outcomes of collection efforts.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with maturity dates of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents consist of money market funds, commercial paper, government/federal notes and bonds, certificates of deposit, and auction rate preferred stock. Restricted cash consists primarily of amounts held in deposits that are required as collateral under the Company’s facilities operating lease agreements.

Investments

The Company’s marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains or losses and other than temporary declines in value, if any, on available-for-sale securities are reported as other income or expense as incurred. The Company periodically reviews these investments for other-than-temporary impairment.

During the year ended September 30, 2001, the Company determined that certain equity investments in privately held companies had sustained a decline in value that was considered other-than-temporary. The Company recorded a charge to operations of $28.7 million during the year ended September 30, 2001 to write down these investments to their estimated fair values.

Fair value of financial instruments and concentration of credit risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable, approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company’s customer base consists of businesses in North America, Europe, the Middle East, Asia, Australia and Latin America. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses.

Significant customer information is as follows:

	% of Total Revenues			% of Net Accounts Receivable
	2003	2002	2001	2003	2002	2001
Customer A	10%	—	—	—	—	11%

Allowance for doubtful accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due, and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected. For the remaining customers, the Company recognizes allowances for doubtful accounts based on the length of time the aggregate receivables are outstanding, the current business environment and historical experience.

Derivative financial instruments and foreign currency management

The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, foreign currency is translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translations of foreign subsidiary financial statements are reported in accumulated other comprehensive loss. Gains or losses on foreign currency transactions are recognized in current operations and have not been significant to the Company’s operating results in any period presented.

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

All hedge contracts are marked to market through operations each period. The forward foreign exchange contracts require the Company to exchange foreign currencies for U.S. dollars or vice versa and generally mature in one month or less. As of September 30, 2003, the Company had $3.4 million of notional amount outstanding foreign exchange contracts in Swiss Francs (CHF), Australian Dollars (AUD), and European Currency Units (EUR), that had remaining maturities of one month or less. As of September 30, 2002, the Company had $1.1 million of notional amount outstanding foreign exchange contracts in Swiss Francs (CHF), Singapore Dollars (SGD), and European Currency Units (EUR), that had remaining maturities of one month or less.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally two to five years, or the lease term, if applicable. Gains and losses on disposals are included in results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Costs for replacements and betterments are capitalized, while the costs of maintenance and repairs are charged against earnings as incurred.

Impairment of long-lived assets

Prior to the adoption of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on October 1, 2002, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such discontinued operations. The adoption of SFAS No. 144 did not affect the Company’s consolidated financial statements. In accordance with SFAS No. 144, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company has no intangible assets with indefinite lives as of September 30, 2003.

Adoption of accounting standards

On October 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, goodwill and other intangible assets with indefinite useful lives are no longer amortized, but instead are tested for impairment annually. Other intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. As of the date of adoption, the Company had an unamortized goodwill balance of $176.5 million. SFAS No. 142 requires a transitional goodwill impairment test as of the date of adoption. During the quarter ended December 31, 2002, the Company completed the transitional goodwill impairment test which indicated that goodwill was not impaired as of the adoption date. As a result of the adoption of SFAS No. 142, neither the useful lives nor the residual value of the intangible assets acquired required adjustment. Furthermore, reclassifications of existing intangible assets to conform to new classification criteria in SFAS No. 141 were not required. The Company will perform a goodwill impairment test annually each fiscal year or whenever an impairment indicator is present. On September 30, 2003, the Company completed a goodwill impairment test and was not required to record an impairment charge upon completion of the test.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the Company record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that resulted from the acquisition, construction, development, and/or normal use of the assets. The Company would also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company’s adoption of SFAS No. 143 on October 1, 2002 did not have a significant impact on its consolidated financial statements. However, in the event that the Company makes alterations in the future to certain leased facilities, the Company may, under the terms of the lease, be legally obligated to restore the facility to its original state. As such, any significant alterations might have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities and nullifies Emerging Issues Task Force (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore does not meet the requirement for recognizing a liability and related expense. SFAS No. 146 only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial position, results of operations and cash flows. The Company has adopted the disclosure provisions as required. See Note 6 of Notes to Consolidated Financial Statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Revenue recognition

The Company’s revenue consists of fees for licenses of the Company’s software products, maintenance, hosted services, customer training and consulting. Cost of license revenue primarily includes product, delivery, warranty and royalty costs as well as the amortization of acquired core technology. Cost of maintenance and service revenue primarily includes labor costs for engineers performing implementation services, consulting services and technical support, training personnel, facilities and equipment costs and warranty costs.

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

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; services are not considered essential; the fee is fixed or determinable; and collectibility is probable. Payment terms are considered extended when greater than 20% of an arrangement fee is due beyond 12 months from delivery. If fees are not “fixed or determinable”, revenue is recognized when due and payable. In arrangements where at least 80% of fees are due within one year or less from delivery, the entire arrangement fee is considered fixed or determinable and revenue is recognized when the remaining basic revenue recognition criteria are met. If collectibility is not considered probable at the inception of the arrangement, the Company does not recognize revenue until the fee is collected.

SOP 97-2, as amended, generally requires the Company to allocate revenue earned on software arrangements involving multiple deliverables to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance and support services and professional services, based on the relative fair values of the elements specific to the Company. The Company’s determination of the fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

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

Under the terms of the Company’s sublicensing agreement with Softbank, as amended in December 2001, Softbank is required to make scheduled quarterly cash payments for the purchase of licenses and maintenance services at agreed prices for resale during the term of the agreement. Softbank’s minimum payment obligations are non-cancelable and non-refundable, and Softbank is obligated to make additional payments to the extent that sublicense sales exceed scheduled payment amounts. Revenues under the Company’s agreement with Softbank are recognized based on the lesser of cumulative ratable revenue on a subscription basis or cumulative cash received. The term of the subscription period used is based on the resale period plus 12 months to cover the maximum term of maintenance commitments thereafter. Pursuant to the amended agreements the Company recorded revenues of $23.8 million and $19.1 million for the years ended September 30, 2003 and 2002, respectively.

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

The Company’s customers include certain suppliers from whom, on occasion, the Company has purchased goods or services for the Company’s operations at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated at terms the Company considers to be arm’s-length. To the extent that the fair value of either the software sold or the goods or services purchased in concurrent transactions cannot be reliably determined, revenues and cost of the goods or services acquired are excluded. Revenues for the years ended September 30, 2003 and 2002 were not affected by such transactions. For the year ended September 30, 2001, the Company excluded $9.3 million from revenue and expense for concurrent transactions for which fair value of the elements could not be reliably determined.

Equity instruments received in conjunction with licensing transactions are recorded at their estimated fair market value and included in the measurement of the related license revenue in accordance with EITF No. 00-8, Accounting by a Grantee for an Equity Investment to Be Received in Conjunction with Providing Goods and Services. For the years ended September 30, 2003, 2002 and 2001, the Company recorded revenue of $1.8 million, $3.6 million and $4.8 million, respectively, based on equity received in such transactions. These transactions were originated in fiscal 2000.

Deferred revenue includes amounts received from customers for which revenue has not been recognized that generally results from deferred maintenance and support, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized as revenue upon delivery of the Company’s product, as services are rendered, or as other requirements under SOP 97-2 are satisfied. Deferred revenue excludes contract amounts for which payment has yet to be collected. Likewise, accounts receivable exclude amounts due from customers for which revenue has been deferred.

Software development costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility, defined as a working prototype, has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the Company’s software has been available for general release shortly after the establishment of technological feasibility and, accordingly, capitalized development costs have not been material.

Advertising expense

Advertising costs are expensed as incurred and totaled $354,000, $411,000 and $2.2 million during the years ended September 30, 2003, 2002 and 2001, respectively.

Stock-based compensation

The Company accounts for its employee stock-based compensation plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. Accordingly, no compensation cost is recognized for any of the Company’s fixed stock options granted to employees when the exercise price of the option equals or exceeds the fair market value of the underlying common stock as of the grant date for each stock option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Deferred stock-based compensation is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the options and restricted stock consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Had compensation cost been recognized based on the fair value at the date of grant for options granted and Employee Stock Purchase Plan issuances during 2003, 2002 and 2001, the pro forma amounts of the Company’s net loss and net loss per share would have been as follows for the years ended September 30, 2003, 2002 and 2001 (in thousands, except per share amounts):

	Year Ended September 30,
	2003	2002	2001
Reported net loss, net of tax	$(106,327)	$(638,663)	$(2,694,695)
Add back stock-based compensation expense related to stock options included in reported net loss, net of tax	547	5,203	54,713
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards, net of tax	(9,791)	(99,780)	(58,672)

Pro forma net loss	$(115,571)	$(733,240)	$(2,698,654)

Reported basic and diluted net loss per share	$(0.40)	$(2.47)	$(11.02)

Pro forma basic and diluted net loss per share	$(0.43)	$(2.83)	$(11.03)

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

Net loss per share

Net loss per share is calculated in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase and in escrow related to acquisitions. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares are comprised of shares of restricted common stock, shares held in escrow related to acquisitions, and incremental common shares issuable upon the exercise of stock options and warrants and Employee Stock Purchase Plans shares.

Comprehensive income (loss)

Comprehensive income or loss includes all changes in equity (net assets) during a period from non-owner sources, including unrealized gains and losses on marketable securities and changes in the cumulative translation adjustment. Tax effects of other comprehensive income or loss are not considered material for any period presented.

Recent accounting pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The Company will adopt the provisions of EITF No. 00-21 on October 1, 2003. The Company believes that the adoption of EITF No. 00-21 will not have a significant impact on its consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its balance sheets certain financial instruments with characteristics of both liabilities and equity. In accordance with this Statement, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for certain provisions associated with redeemable securities. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2—Balance Sheet Components

Accounts receivable consisted of the following as of September 30, 2003 and 2002 (in thousands):

	September 30,
	2003	2002
Accounts receivable	$10,025	$13,155
Allowance for doubtful accounts	(1,356)	(5,171)

Accounts receivable, net	$8,669	$7,984

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due, and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected. For the remaining customers, the Company recognizes allowances for doubtful accounts based on the length of time the aggregate receivables are outstanding, the current business environment and historical experience.

During fiscal year 2001, the Company added significant provisions to its allowance for doubtful accounts due to the rapid and dramatic decline of the e-commerce marketplace industry totaling $29.4 million. During fiscal 2003 and 2002, the Company determined that some of these reserves were no longer warranted due to improvements in the financial condition of certain customers and its ability to settle a number of at-risk accounts. As a result, for fiscal years 2003 and 2002, the Company recorded a net credit to the provision for doubtful accounts of $1.4 million and $8.4 million, respectively. The provision for (recovery of) doubtful accounts is included in sales and marketing expense in the Company’s Consolidated Statements of Operations.

Changes in the allowance for doubtful accounts for the years ended September 30, 2003, 2002 and 2001, are as follows (in thousands):

	Balance at Beginning of Period	Additions		Balance at End of Period
Classification		Costs and Expenses	Deductions/ Write- offs(a)
Year ended September 30, 2003
Allowance for doubtful accounts	$5,171	$(1,400)	$(2,415)	$1,356
Year ended September 30, 2002
Allowance for doubtful accounts	$14,454	$(8,444)	$(839)	$5,171
Year ended September 30, 2001
Allowance for doubtful accounts	$13,791	$29,390	$(28,727)	$14,454

(a)	Amounts written off as uncollectible or recovered by payment.

Prepaid expenses and other current assets consisted of the following as of September 30, 2003 and 2002 (in thousands):

	September 30,
	2003	2002
Other receivables	$2,624	$3,100
Prepaid rent	4,008	6,647
Other prepaid expenses	4,115	5,843

Total prepaid expenses and other current assets	$10,747	$15,590

Other receivables primarily consists of interest receivable and employee advances. Other prepaid expenses consists of prepaid software licenses and maintenance for software for internal use and prepaid royalties.

Property and equipment consisted of the following as of September 30, 2003 and 2002 (in thousands):

	September 30,
	2003	2002
Computer equipment and software	$40,813	$37,792
Office equipment	6,779	8,631
Furniture and fixtures	16,035	17,238
Leasehold improvements	22,903	22,882

	86,530	86,543
Less accumulated depreciation and amortization	(64,763)	(57,375)

Total property and equipment, net	$21,767	$29,168

Certain computer equipment, software and office equipment are recorded under capital leases that aggregated to $819,000 and $1.1 million at September 30, 2003 and 2002, respectively. As of September 30, 2003 and 2002, property and equipment under capital leases carried a net book value of zero.

Depreciation and amortization expense of property and equipment totaled $11.0 million, $26.5 million and $28.9 million for the years ended September 30, 2003, 2002 and 2001, respectively.

Accrued liabilities consisted of the following as of September 30, 2003 and 2002 (in thousands):

	September 30,
	2003	2002
Professional and consulting fees	$51	$705
Accrued marketing expenses	1,986	6,708
Customer deposits	3,049	3,049
Accrued taxes	8,057	10,100
Deferred rent	15,782	11,695
Other accrued liabilities	6,588	6,772

Total accrued liabilities	$35,513	$39,029

Note 3—Investments

The following is a summary of cash equivalents and available-for-sale securities as of September 30, 2003 and 2002 (in thousands):

	September 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$24,135	$—	$—	$24,135
Certificates of deposit	9,012	—	—	9,012
Government notes and bonds	92,621	839	(62)	93,398
Corporate notes/bonds	29,397	319	(36)	29,680
Auction rate preferred stock	2,800	—	—	2,800

	$157,965	$1,158	$(98)	$159,025

Included in cash and cash equivalents	$24,373	$—	$—	$24,373
Included in short-term investments	55,904	421	(2)	56,323
Included in long-term investments	77,688	737	(96)	78,329

	$157,965	$1,158	$(98)	$159,025

	September 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$43,508	$—	$—	$43,508
Certificates of deposit	50,615	—	—	50,615
Government notes and bonds	82,073	1,291	—	83,364
Corporate notes/bonds	36,631	605	—	37,236
Auction rate preferred stock	28,050	22	(16)	28,056
Equity investments in public companies	1	—	—	1

	$240,878	$1,918	$(16)	$242,780

Included in cash and cash equivalents	$84,464	$—	$—	$84,464
Included in short-term investments	70,061	301	(16)	70,346
Included in long-term investments	86,353	1,617	—	87,970

	$240,878	$1,918	$(16)	$242,780

During the fourth quarter of fiscal 2002, the Company determined that its investment in a publicly traded company, classified as a long-term investment, in the technology sector acquired in fiscal 2000 had incurred a decline in value that was other-than-temporary. Recognition of the impairment resulted in a charge totaling $1.0 million to other expense. As of September 30, 2003 and 2002, the fair value of the investment was zero.

The following is a summary of the Company’s available-for-sale securities, excluding equity investments, based on contractual maturities (in thousands):

	September 30,
	2003	2002
Due in one year or less	$56,323	$70,346
Due after one year through two years	40,204	59,318
Due after two years through three years	38,125	28,652

	$134,652	$158,316

Note 4—Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of September 30, 2003 and 2002 consisted of the following (in thousands):

	September 30, 2003			September 30, 2002
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Goodwill	$866,712	$(685,679)	$181,033	$862,130	$(685,679)	$176,451

Other Intangible Assets
Covenants not-to-compete	1,300	(1,300)	—	1,300	(1,173)	127
Core technology	20,200	(20,200)	—	20,200	(16,002)	4,198
Intellectual property agreement	786,929	(786,929)	—	786,929	(673,790)	113,139

Total	$808,429	$(808,429)	$—	$808,429	$(690,965)	$117,464

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

Goodex AG

On January 28, 2003, the Company acquired Goodex AG (“Goodex”), a privately-held European sourcing services provider. The acquisition allows the Company to expand its sourcing services and to implement customers’ strategic sourcing business processes. The purchase price of approximately $3.3 million consisted of a net cash payment totaling $2.2 million and $1.1 million of direct transaction costs related to the merger. Of the total purchase price, $465,000 was allocated to property and equipment, $1.0 million to current assets and $3.0 million of liabilities assumed and the remainder, consisting principally of workforce in place, was allocated to goodwill ($4.8 million). As part of the merger agreement the Company incurred $750,000 of severance costs that have been included as part of the $1.1 million of transaction costs. Pro forma financial information has been excluded as the information is considered immaterial.

Intellectual property agreement

In March 2000, the Company sold 5,142,858 shares of its common stock with a fair market value of $834.4 million to an independent third party in connection with an intellectual property agreement. As part of the sale the Company received intellectual property and $47.5 million in cash. The intellectual property was valued at the difference between the fair market value of the stock being exchanged and the cash received, which was $786.9 million. This amount is classified within other intangible assets and was being amortized over three years based on the terms of the related intellectual property agreement.

Adoption of SFAS No. 142

As a result of its adoption of SFAS No. 142 on October 1, 2002, the Company ceased amortization of goodwill. As of September 30, 2003, the Company had unamortized goodwill of approximately $181.0 million. Other intangible assets have been amortized on a straight-line basis over their total expected useful lives ranging from two to three years. Other identifiable intangible assets which include covenants not-to-compete, core technology and an intellectual property agreement, were fully amortized over their remaining useful lives, all of which expired in the quarter ended March 31, 2003.

Amortization of other intangible assets was $117.5 million in fiscal year 2003, of which $4.0 million was classified as cost of revenues. The amortization of goodwill and other intangible assets was $565.8 million in fiscal year 2002, of which $6.7 million was classified as cost of revenues and amortization of goodwill and other intangible assets was $927.6 million in fiscal year 2001, of which $6.7 million was classified as cost of revenues.

The following table reconciles the reported net loss and basic and diluted net loss per share for the years ended September 30, 2003, 2002 and 2001 as if the provisions of SFAS No. 142 were in effect for all periods (in thousands, except per share amounts):

	2003	2002	2001
Reported net loss	$(106,327)	$(638,663)	$(2,694,695)
Add back goodwill amortization	—	290,215	653,518

Adjusted net loss	$(106,327)	$(348,448)	$(2,041,177)

	2003	2002	2001
Reported basic and diluted net loss per share	$(0.40)	$(2.47)	$(11.02)
Add back goodwill amortization	—	1.12	2.67

Adjusted basic and diluted net loss per share	$(0.40)	$(1.35)	$(8.35)

Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform to the new classification criteria in SFAS No. 141 for recognition of intangible assets separate from goodwill. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. On September 30, 2003, the Company completed a goodwill impairment test and was not required to record an impairment charge upon completion of the test. No changes were made to the estimated useful lives or residual values of the intangible assets. The Company has no intangible assets with indefinite lives.

Impairment

During the second quarter of fiscal year 2001, the Company performed an impairment assessment of goodwill and identifiable intangible assets recorded in connection with its various acquisitions. The assessment was performed primarily due to the significant decline in the Company’s stock price, the net book value of assets significantly exceeding the Company’s market capitalization, the significant underperformance of the Tradex acquisition relative to projections and the overall decline in industry growth rates which indicated that this trend might continue for an indefinite period. As a result, the Company recorded a $1.4 billion impairment charge in the quarter ended March 31, 2001 to reduce goodwill and other intangible assets associated with the Tradex acquisition to their estimated fair value. The estimate of fair value was based upon the discounted estimated cash flows from the sale of the Marketplace Standard Edition product for the succeeding three years using a discount rate of 18% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, were based on management’s estimates. The discount rate was based upon the weighted average cost of capital for comparable companies. Of the total write down, $1.3 million was applied to reduce trademarks to zero with the balance applied to reduce goodwill to $4.7 million. The Company concluded the other remaining intangible assets, totaling approximately $8.5 million, and consisting principally of core technology acquired from Tradex were not impaired. The remaining goodwill and identifiable intangible assets of Tradex were amortized using the straight-line method over their remaining useful lives, all of which expired in the quarter ended March 31, 2003.

During fiscal year 2001, the Company also determined that an intangible asset recorded in connection with the issuance of a business partner warrant was impaired. The assessment was performed due to communications from the partner that the establishment of vertical marketplaces would significantly under perform original plans and estimated future cash flows were determined to be zero. As a result, the Company determined that the carrying value of the intangible asset was not recoverable and recorded a $17.7 million charge to business partner warrant expense to write-off the remaining net book value of this intangible asset. See Note 9 of Notes to Consolidated Financial Statements for additional information.

On January 29, 2001, the Company signed a definitive agreement to acquire Agile Software Corporation (“Agile”), a provider of collaborative commerce solutions. However, Ariba and Agile mutually agreed to terminate their proposed merger without payment of any termination fees due to challenging economic and market conditions. The Company incurred costs related to the proposed acquisition totaling $3.6 million related to financial advisor and other professional fees, which were all expensed during fiscal year 2001.

Note 5—Income Taxes

Provision (benefit) for income taxes for the years ended September 30, 2003, 2002 and 2001 were comprised of the following (in thousands):

	Current	Deferred	Total
2003:
Federal	$—	$—	$—
State	76	—	76
Foreign	(168)	—	(168)

Total	$(92)	$—	$(92)

2002:
Federal	$—	$—	$—
State	250	—	250
Foreign	2,534	—	2,534

Total	$2,784	$—	$2,784

2001:
Federal	$—	$—	$—
State	550	—	550
Foreign	7,158	—	7,158

Total	$7,708	$—	$7,708

The Company’s loss before income taxes for the fiscal years ended September 30, 2003, 2002 and 2001 consisted of the following components (in thousands):

	2003	2002	2001
Domestic	$(164,850)	$(614,177)	$(2,600,606)
Foreign	58,431	(21,702)	(86,381)

Total pretax loss	$(106,419)	$(635,879)	$(2,686,987)

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% to the loss before income taxes and actual income tax expense (benefit) for the years ended September 30, 2003, 2002 and 2001, is as follows (in thousands):

	2003	2002	2001
Computed tax benefit	$(37,247)	$(222,558)	$(940,445)
State taxes	76	250	550
Nondeductible goodwill	—	101,225	720,864
Nondeductible expenses	2,393	1,631	2,185
Foreign taxes	(168)	2,534	7,158
Liquidation of foreign subsidiaries	16,121	—	—

Net operating loss for which no benefit was recognized	18,733	119,702	217,396

Total	$(92)	$2,784	$7,708

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets as of September 30, 2003 and 2002 are as follows (in thousands):

Deferred Tax Assets

	2003	2002
Accruals and allowances	$327,696	$343,901
Depreciation and amortization	36,825	26,155
Deferred start-up costs	1,766	3,888
Credit carryforwards	59,914	53,148
Net operating loss carryforwards	511,392	450,200

Total gross deferred tax assets	937,593	877,292
Valuation allowance	(937,593)	(875,564)

Deferred tax assets, net of valuation allowance	—	1,728

Deferred Tax Liabilities
Acquired intangibles	—	(1,728)

Net deferred tax assets	$—	$—

The Company has provided a valuation allowance due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets. The net increase in the total valuation allowance for the years ended September 30, 2003, 2002 and 2001 was approximately $62.0 million, $155.8 million and $548.0 million, respectively. Included in the net operating loss carryforwards is a tax benefit attributable to noncompensatory stock options of $300.5 million at September 30, 2003 which, when and if realized, will be recorded as a credit to additional paid-in capital.

As of September 30, 2003, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $1.3 billion and $717.1 million, respectively. These federal and state carryforwards expire in various years from fiscal 2010 through fiscal 2023 and from fiscal 2004 through fiscal 2013, respectively. The State of California has temporarily suspended the ability to utilize California net operating loss carryforwards for the 2003 tax year. The Company has research credit carryforwards for federal and state tax purpose of approximately $33.4 million and $24.5 million, respectively. If not utilized, the federal carryforwards will expire in various years from fiscal 2011 through fiscal 2023. The state research credit will carry forward indefinitely. The Company also has manufacturer’s credit carryforwards for state tax purposes of approximately $2.0 million, which will expire in various years from fiscal 2006 through fiscal 2011.

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

Note 6—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for the Company’s headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are approximately $2.3 million and escalate annually with the total future minimum lease payments amounting to $314.6 million over the remaining lease term. During fiscal years 2000 and 2001, the Company also contributed $80.0 million towards leasehold improvement costs of the facility and for the purchase of equipment and furniture, of which approximately $49.2 million was written off in fiscal 2001, in connection with the abandonment of excess facilities.

Restructuring and lease abandonment costs

In fiscal year 2001, the Company initiated a restructuring program to align its expense and revenue levels and to better position the Company for growth and profitability. As part of this program, the Company restructured its worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities.

The following table details accrued restructuring liabilities and related restructuring activity through September 30, 2003 (in thousands):

	Severance and benefits	Lease abandonment costs	Leasehold impairment	Total
Accrued restructuring costs as of September 30, 2000	$—	$—	$—	$—
Total charge to operating expense	17,493	49,442	66,647	133,582
Cash paid	(16,642)	(19,099)	—	(35,741)
Asset impairments applied to asset balances	—	—	(66,647)	(66,647)

Accrued restructuring costs as of September 30, 2001	851	30,343	—	31,194
Total charge to operating expense	4,605	58,004	—	62,609
Cash paid	(5,353)	(24,680)	—	(30,033)
Reclassification of lessee deposits	—	(1,701)	—	(1,701)

Accrued restructuring costs as of September 30, 2002	103	61,966	—	62,069
Total charge to operating expense	—	5,350	—	5,350
Cash paid	(36)	(19,507)	—	(19,543)

Accrued restructuring costs as of September 30, 2003	$67	$47,809	—	47,876
Less: current portion				13,764

Accrued restructuring costs, less current portion				$34,112

Worldwide workforce reduction

Severance and benefits primarily included involuntary termination and health benefits, outplacement costs and payroll taxes for sales and marketing, engineering and general and administrative personnel. The reduction of the worldwide workforce was completed during the third and fourth quarters of fiscal year 2001 and in the first quarter of fiscal year 2002. The Company expects all remaining cash expenditures will be made during fiscal year 2004.

Consolidation of excess facilities

Lease abandonment costs incurred to date relate to the abandonment of leased facilities in Mountain View and Sunnyvale, California, Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Burlington, Massachusetts, Florham Park, New Jersey, Dallas, Texas, Hong Kong and Singapore. Total lease abandonment costs include the impairment of leasehold improvements and remaining lease liabilities offset by estimated sublease income. The estimated net costs of abandoning these leased facilities, including remaining lease liabilities offset by estimated sublease income, were based on market information trend analyses provided by a commercial real estate brokerage firm.

In the quarter ended June 30, 2002, the Company revised its original estimates and expectations for its corporate headquarters and field offices disposition efforts. This revision was a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued sharp declines in market conditions in the commercial real estate market in Northern California. Based on these factors, and consultation with an independent appraisal firm, the Company recorded an additional charge to lease abandonment costs of $57.3 million in the quarter ended June 30, 2002.

In the quarter ended June 30, 2003, the Company revised its original estimates and expectations for its corporate headquarters and field offices disposition efforts. This revision was a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued declines in market conditions in the commercial real estate market in Northern California. Based on these factors and consultation with an independent appraisal firm, the Company recorded an additional charge to lease abandonment costs of $5.4 million in the quarter ended June 30, 2003.

As of September 30, 2003, $47.8 million of lease abandonment costs, net of anticipated sublease income of $206.2 million remains, accrued and is expected to be utilized by fiscal 2013. Actual sublease payments due to the Company under noncancelable subleases of excess facilities totaled $67.3 million as of September 30, 2003, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at September 30, 2003, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, as of September 30, 2003, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss of the Company’s Sunnyvale, California headquarters by approximately $7.8 million.

The Company leases certain equipment, software and its facilities under various noncancelable operating and capital leases with various expiration dates through 2013. Gross operating rental expense was approximately $44.7 million, $47.0 million and $37.3 million for the years ended September 30, 2003, 2002 and 2001, respectively. Gross operating rental expense was reduced by sublease income of $13.7 million, $10.5 million and $2.0 million for the years ended September 30, 2003, 2002 and 2001, respectively.

Future minimum lease payments and sublease income under noncancelable operating leases are as follows as of September 30, 2003 (in thousands):

Year Ending September 30,	Operating Leases	Sublease Income
2004	$37,188	$16,648
2005	36,557	17,116
2006	36,213	17,575
2007	32,878	14,020
2008	33,384	1,972
Thereafter	160,367	—

Total minimum lease payments	$336,587	$67,331

As of September 30, 2003, operating lease payments shown above exclude any adjustment for future lease income due under noncancelable subleases of excess facilities for the fiscal years noted above. Of the total operating lease commitments as of September 30, 2003 noted above, $115.9 million is for occupied properties and $220.6 million is for abandoned properties, which are a component of the restructuring reserve. There were no capital leases as of September 30, 2003. Interest expense related to capital lease obligations is immaterial for all periods presented.

As of September 30, 2003, the Company had $28.8 million in standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The cash collateral is classified as restricted cash on the Company’s consolidated balance sheets as of September 30, 2003.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company’s does not have any material noncancelable purchase commitments as of September 30, 2003.

Estimated Warranty Costs

The Company generally warrants its products to function in accordance with the documentation provided to customers for one year after sale. Minor defect repairs or bug fixes are provided through patches or updates as part of support services delivered in normal course under maintenance agreements. To the extent that warranty claims require resources beyond those provided under maintenance support agreements, the estimated costs of such claims are accrued as cost of sales in the period such claims are deemed probable and reasonably estimable. The table below reflects a summary of activity of the Company’s continuing operations for warranty obligations through September 30, 2003 (in thousands):

Balance at September 30, 2002	$3,454
Application/reduction of warranty obligations	(3,942)
Provision/addition of warranty obligations	831

Balance at September 30, 2003	$343

Litigation

IPO Class Action Litigation

Between March 20, 2001 and June 5, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, certain of its former officers and directors and three of the underwriters of its initial public offering. These actions were purported to be brought on behalf of purchasers of the Company’s common stock in the period from June 23, 1999, the date of the Company’s initial public offering, to December 23, 1999 (or in some cases, to December 5 or 6, 2000), and made certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s initial public offering.

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

On July 15, 2002, the Company and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. On or around November 18, 2002, during the pendency of the motion to dismiss, the Court entered as an order a stipulation by which all of the individual defendants were dismissed from the case without prejudice in return for executing a tolling agreement. On February 19, 2003, the Court rendered its decision on the motion to dismiss, granting a dismissal of the remaining Section 10(b) claim against the Company without prejudice. Plaintiffs have indicated that they intend to file an amended complaint.

On June 24, 2003, a Special Litigation Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. No payment to the plaintiffs by the Company is required under the MOU. There can be no assurance that the MOU will result in a formal settlement or that the Court will approve the settlement that the MOU sets forth. In the event that the MOU does not result in a formal settlement approved by the Court, the Company intends to defend against these claims vigorously. As of September 30, 2003, no amount is accrued as a loss is not probable or estimable.

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

In a series of orders issued by the Court in February and March, 2003, these cases were deemed related to each other and assigned to a single judge sitting in San Jose. On July 11, 2003, following briefing and a hearing on related motions, the Court entered two orders that together (1) consolidated the related cases for all purposes into a single action captioned In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, (2) appointed a lead plaintiff, and (3) approved the lead plaintiff’s selection of counsel. On September 15, 2003, the lead plaintiff filed a Consolidated Amended Complaint, which restates the allegations and claims described above and adds a claim pursuant to Section 14(a) of the Exchange Act, based on the allegation that the Company failed to disclose certain payments and executive compensation items in its January 24, 2002 Proxy Statement. On November 17, 2003, defendants filed a motion to dismiss the action for failure to state a claim, which is currently scheduled to be heard by the Court on March 29, 2004. This case is still in its early stages. The Company intends to defend against these claims vigorously. As of September 30, 2003, no amount is accrued as a loss is not probable or estimable.

Restatement Shareholder Derivative Litigation

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

These actions were assigned to a single judge sitting in San Jose. On May 7, 2003 following briefing and hearing on related motions, the court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead plaintiffs’ counsel. Pursuant to that order, plaintiffs filed an amended consolidated derivative complaint on May 28, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints, and adds allegations relating to the Company’s April 10, 2003 announcement of the restatement of certain financial statements and also adds a cause of action for breach of contract. On October 28, 2003, the Company filed a demurrer, joined by the individual defendants, seeking dismissal of the action for failure to comply with applicable pre-litigation demand requirements. This demurrer is currently scheduled to be heard by the Court on December 16, 2003. This case is still in its early stages. The Company intends to defend against these claims vigorously. As of September 30, 2003, no amount is accrued as a loss is not probable or estimable.

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

By orders issued by the Court on May 27 and June 23, 2003, these two derivative cases were deemed related to each other and to the securities class actions pending before the same court as now consolidated into In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, and accordingly these two derivative actions were assigned to the same judge sitting in San Jose assigned to that action. On June 23, 2003, following submission of a related stipulation of the parties, the Court issued an order that (1) consolidated the two derivative cases for all purposes into a single action captioned In re Ariba, Inc. Derivative Litigation, Case No. C-03-02172 JF, and (2) appointed lead plaintiffs’ counsel. In accordance with that order, plaintiffs filed an amended consolidated derivative complaint on June 26, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints. On September 18, 2003, defendants filed a motion to dismiss or stay the action pending resolution of the parallel state court derivative litigation. Following a hearing on this motion on November 10, 2003, the Court issued a ruling on November 13, 2003 denying the motion but granting defendants’ alternative request for a stay of the action in light of the related securities class action litigation. Accordingly, this action is now stayed until the Court has determined the viability of the federal securities claim in the related action. This case is still in its early stages. The Company intends to defend against these claims vigorously. As of September 30, 2003, no amount is accrued as a loss is not probable or estimable.

General

The Company is also subject to various claims and legal actions arising in the ordinary course of business. One example is the Company’s dispute with Softbank, which is discussed in “Risk Factors—Strategic Relationships with Third Parties are Important to Our Long-Term Success”. As another example, on December 28, 2001, BCE Emergis, Inc., a distributor in Canada of certain of the Company’s products, filed a lawsuit against the Company in the United States District Court for the Northern District of California (No. 01-21221 PVT). Plaintiff seeks approximately $30.0 million dollars in alleged damages based on claims of breach of contract and promissory fraud/fraudulent concealment. Plaintiff alleges that the Company breached the Strategic Alliance Master Agreement between the parties and committed fraud in connection with the Company’s failure to provide specified software. The Company has counterclaimed against BCE Emergis. After a series of pleadings, Court rulings and a mediation, the matter has not yet been resolved. A previously set trial date had been vacated by the Court due to a discovery dispute that was before the Ninth Circuit Court of Appeals. Those appellate proceedings have now ended and the Company expects that a trial date will be set shortly. The Court has ordered a second mediation, which was originally scheduled for August 29, 2003, but did not occur as scheduled. The Company expects that the second mediation will occur prior to trial, probably in January 2004. In January 2004, the Court will likely set a trial date for sometime in 2004. Although litigation is inherently uncertain, the Company believes that it has meritorious defenses to all claims in the lawsuit.

The Company has accrued for estimable and probable losses in its consolidated financial statements for those matters where it believes that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. There can be no assurance that existing or future litigation arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows or that the amount of accrued losses is sufficient for any actual losses that may be incurred.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of September 30, 2003. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s business, consolidated financial position results of operations or cash flows.

Note 7—Minority Interests in Subsidiaries

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

As of September 30, 2003 and 2002, minority interest of approximately $17.1 million and $12.1 million, respectively, was recorded on the Consolidated Balance Sheets in order to reflect the share of the net assets of Nihon Ariba K.K. held by minority investors. For the year ended September 30, 2003, the Company recognized approximately $3.6 million as the minority interest’s share of Nihon Ariba K.K.’s income. For the years ended September 30, 2002 and 2001, the Company recognized $180,000 and $4.3 million, respectively, as the minority interest’s share of Nihon Ariba K.K.’s loss.

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

Minority interest of $2.9 million was recorded on each of the Consolidated Balance Sheets as of September 30, 2003 and 2002, in order to reflect the share of the net assets of Ariba Korea, Ltd. held by minority investors. The Company also recognized approximately $123,000, $106,000 and $370,000 as the minority interest’s share of the Ariba Korea, Ltd. loss for the years ended September 30, 2003, 2002 and 2001, respectively.

Note 8—Segment Information

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company has one operating segment, enterprise spend management solutions. The Company markets its products in the United States and in foreign countries through its direct sales force and indirect sales channels. The Company’s chief operating decision maker evaluates resource allocation decisions and the performance of the Company based upon revenue recorded in geographic regions and does not receive financial information about expense allocations on a disaggregated basis.

Information regarding revenue for the years ended September 30, 2003, 2002 and 2001, and long-lived assets in geographic areas as of September 30, 2003 and 2002, is as follows (in thousands):

	Year Ended September 30,
	2003	2002	2001
Revenues:
United States	$161,337	$156,352	$290,413
Japan	27,779	24,721	17,792
Other International	47,582	48,730	91,605

Total	$236,698	$229,803	$399,810

	September 30,
	2003	2002
Long-Lived Assets:
United States	$20,193	$28,102
International	2,154	2,156

Total	$22,347	$30,258

Revenues are attributed to countries based on the location of the Company’s customers. The Company’s international revenues were derived from sales in Europe, Canada, Asia, Australia and Latin America. The Company had net liabilities of $6.0 million and $67.9 million related to its international locations as of September 30, 2003 and 2002.

Note 9—Stockholders’ Equity

Common Stock Repurchase Program

On October 22, 2002, the Company announced that its Board of Directors authorized the repurchase of up to $50 million of its currently outstanding common stock to reduce the dilutive effect of its stock option and stock purchase plans. Stock purchases under the common stock repurchase program may be made periodically in the open market based on market conditions. To date there have been no stock repurchases under this program.

Warrants

In March 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued an unvested warrant to purchase up to 3,428,572 shares of the Company’s common stock at an exercise price of $87.50 per share. Of the total shares underlying the warrant, 2,828,572 shares have expired unexercised and 600,000 shares remain unvested as of September 30, 2003. These unvested shares, if they remain unvested, will expire on a quarterly basis through March 2005. The business partner can partially vest in this warrant each quarter upon attainment of certain periodic milestones related to revenue targets. The warrant generally expires as to any earned or earnable portion when the milestone period expires or eighteen months after the specific milestone is met. During the years ended September 30, 2003 and 2002, the business partner did not vest in any shares of this warrant and no business partner warrant expense was recorded for those years. A total of $8.5 million of business partner warrant expense was recorded for the year ended September 30, 2001, of which $2.7 million was recorded as a reduction of revenues in accordance with EITF No. 01-9. No amounts related to the unvested warrants are reflected in the accompanying consolidated financial statements.

In April 2000, the Company entered into an agreement with a third party as part of the Company’s vertical industry strategy to obtain a major partner in the financial services industry. In connection with the agreement, the Company issued warrants to purchase up to 6,776,000 shares of the Company’s common stock at an exercise price based on the ten-day average of the Company’s stock price prior to the vesting date. Upon signing of this agreement, warrants for 1,936,000 shares of the Company’s common stock with a fair value of $56.2 million were immediately vested. The remaining warrants vest upon attainment of certain milestones related to contingent revenues (gainshare) to be received by the Company under the terms of a related agreement. The warrants generally expire when the milestone period expires or one year after the specific milestone is met. The agreement provided that the Company would receive $25.0 million in guaranteed gainshare to be paid over a period of two years which the Company determined to represent partial payment for the vested warrants rather than revenue. Accordingly, $31.2 million, representing the fair value of the vested warrants less the guaranteed gainshare was recorded as an intangible asset related to the strategic relationship, to be amortized over the three year term of the agreement. During the third quarter of fiscal year 2001, the Company determined that the carrying value of the intangible asset was impaired since performance under the agreement was substantially less than expected, and wrote off the remaining net book value of $17.7 million to business partner warrant expense. The guaranteed gainshare of $25.0 million was recorded as a receivable in “Other Current Assets.” A total of $7.9 million of business partner warrant expense related to this agreement was recorded for the year ended September 30, 2001, of which $3.6 million was recorded as a reduction of revenues in accordance with EITF No. 01-9. During the quarter ended March 31, 2002, the obligation to pay the outstanding balance of $20.0 million guaranteed gainshare was settled for a cash payment of $15.0 million received in the quarter ended June 30, 2002 and the cancellation of the remaining unvested warrants to purchase 4,840,000 shares of the Company’s common stock. As a result, the Company recorded a charge of $5.6 million representing the uncollected receivable and related settlement costs as business partner warrant expense during the quarter ended March 31, 2002.

Deferred Stock-Based Compensation

The Company recorded deferred stock-based compensation totaling approximately $263.7 million from inception through September 30, 2003. Of this amount, $38.4 million related to the issuance of stock options prior to the Company’s initial public offering in June 1999 and $71.0 million and $124.6 million related to the acquisitions of TradingDynamics, Inc. and SupplierMarket.com, Inc., respectively, each consummated in fiscal year 2000. These amounts are amortized in accordance with FIN 28 over the vesting period of the individual options and restricted common stock, generally between two to five years.

During the years ended September 30, 2003, 2002 and 2001, the Company recorded $2.2 million, $14.8 million and $61.1 million of stock-based compensation expense, respectively. As of September 30, 2003, the Company had an aggregate of approximately $314,000 of deferred stock-based compensation remaining to be amortized.

1996 Stock Plan

The Company’s 1996 Stock Plan (“1996 Stock Plan”), in effect until the Company’s initial public offering, authorized the granting of incentive and nonstatutory common stock options to employees, directors, and consultants at exercise prices no less than 100% and 85%, respectively, of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Stock options generally vest 25% after one year of service and thereafter ratably over 36 months of service and generally have a term of ten years. The 1996 Stock Plan also allowed for exercise of unvested options. Shares of common stock issued to employees upon exercise of unvested options were subject to repurchase by the Company at the original exercise price. The Company’s ability to repurchase these shares expired at a rate consistent with the vesting schedule of each option. As of September 30, 2003, no shares of common stock that had been issued upon the exercise of unvested options were subject to repurchase under the 1996 Stock Plan. Options that expire under the 1996 Stock Plan will be available for future grants under the 1999 Equity Incentive Plan. As no options could be granted out of the 1996 Stock Plan after the Company’s initial public offering, there were no shares available for option grants under the 1996 Stock Plan at September 30, 2003.

1999 Equity Incentive Plan

The Company’s Board of Directors approved the 1999 Equity Incentive Plan (“Incentive Plan”) on April 20, 1999. The Incentive Plan was amended on October 4, 2001. Under the Incentive Plan, 9,600,000 shares were initially reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan and any shares repurchased pursuant to the 1996 Stock Plan will also be available for grant under the Incentive Plan. The number of shares reserved under the Incentive Plan automatically increases annually on January 1 each year until 2005 by the lesser of 20,000,000 shares or 5% of the total number of shares of common stock outstanding on that date. Under the Incentive Plan, eligible employees, outside directors, and consultants may be granted stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for incentive stock options and nonstatutory options may not be less than 100% and 85%, respectively, of the fair value of common stock at the option grant date. As of September 30, 2003, 71,841,355 shares of common stock have been reserved for issuance (including shares transferred over from the 1996 Stock Plan since June 22, 1999) and 23,500,988 shares are available for grant under the Incentive Plan.

1999 Directors’ Stock Option Plan

The Company’s Board of Directors adopted the 1999 Directors’ Stock Option Plan (“Directors Plan”) on April 20, 1999, under which 2,000,000 shares were reserved for issuance. The Directors Plan was amended in May 2000 and in July 2002. Each non-employee director receives an option to purchase 75,000 shares of common stock upon joining the Board of Directors (“Initial Grant”). In addition, each non-employee director receives an option to purchase 15,000 shares of common stock (“Annual Grant”) upon the conclusion of each regular annual meeting of the Company’s stockholders, provided such director will continue serving as a member of the Board thereafter. However, Annual Grants are not granted to non-employee directors in the same calendar year in which they receive an Initial Grant. Each option has an exercise price equal to the fair value of the common stock on the grant date. As of September 30, 2003, options to purchase 475,000 shares of common stock have been granted under the Directors Plan, of which 410,000 are outstanding, and 1,590,000 shares are available for future issuance.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the Employee Stock Purchase Plan (“Purchase Plan”) on April 20, 1999 under which 16,000,000 shares were reserved for issuance. The number of shares reserved under the Purchase Plan automatically increases on January 31 each year until 2005 by the lesser of 3,000,000 shares or 2% of the total number of shares of common stock outstanding on that date. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 15% of the employees’ cash compensation. The purchase price per share equals 85% of the common stock’s fair value at the lower of certain plan defined dates. As of September 30, 2003 there have been 8,432,144 shares issued under the Purchase Plan and 19,567,856 shares are available for future issuance.

The Company has, in connection with the acquisitions of TradingDynamics, Tradex and SupplierMarket, assumed the stock option plans of each acquired company.

TradingDynamics Stock Plans

On January 20, 2000, the Company assumed the TradingDynamics 1998 Stock Plan and 1999 Stock Plan (“TradingDynamics Plans”). The TradingDynamics Plans were not approved by the Company’s stockholders. The TradingDynamics Plans provided for the grant of incentive stock options to employees at no less than 100% of the fair market value of the common stock on the date of grant as determined by the Board of Directors; and nonstatutory stock options to employees and consultants at no less than par value on the date of grant as determined by the Board of Directors. Generally, options granted were immediately exercisable and the resulting shares issued to optionees under the TradingDynamics Plans were subject to certain repurchase rights, also assumed by the Company. As of September 30, 2003, there were no shares of the Company’s common stock issued pursuant to the TradingDynamics Plans that were subject to repurchase by the Company. Options expire no later than ten years from the date of grant. A total of 2,086,119 shares of the Company’s common stock are reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of TradingDynamics and upon exercise of options granted subsequent to the acquisition of TradingDynamics by the Company under the TradingDynamics Plans.

Tradex Stock Plans

On March 8, 2000, the Company assumed the Tradex 1997 Employee Stock Option Plan and 1999 Employee Stock Option/Stock Issuance Plan (“Tradex Plans”). The Tradex Plans were not approved by the Company’s stockholders. The Tradex Plans provided for the grant of incentive stock options to employees, and nonstatutory stock options and grants of shares of common stock to employees, board members and consultants at prices less than, equal to, or greater than the fair market value of the common stock on the date of grant as determined by the Board of Directors. Generally, options granted were immediately exercisable and the resulting shares issued to optionees under the Tradex Plans were subject to certain repurchase rights, also assumed by the Company. As of September 30, 2003, no shares of the Company’s common stock issued pursuant to the Tradex Plans were subject to repurchase by the Company. Options expire no later than ten years from the date of grant. A total of 2,249,658 shares of the Company’s common stock are reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of Tradex and upon the exercise of options granted subsequent to the acquisition of Tradex by the Company under the Tradex Plans.

SupplierMarket Stock Plan

On August 28, 2000, the Company assumed the SupplierMarket 1999 Stock Option Plan (“SupplierMarket Plan”). The SupplierMarket Plan was not approved by the Company’s stockholders. The SupplierMarket Plan provided for the grant of incentive stock options to employees, and nonstatutory stock options to employees and consultants at prices at no less than par value of the common stock on the date of grant as determined by the Board of Directors. Under the SupplierMarket Plan, options generally vest over a 48-month period at the rate of 12.5% of the grant after six months of service and one forty-eighth of the grant per month thereafter. Options expire no later than ten years from the date of grant. A total of 2,472,690 shares of the Company’s common stock are reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of SupplierMarket and upon the exercise of options granted subsequent to the acquisition of SupplierMarket by the Company under the SupplierMarket Plan.

A summary of the status of the Company’s stock options as of September 30, 2003, 2002 and 2001 and changes during the years ended on those dates is presented below:

	Years Ended September 30,
	2003		2002		2001
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	43,759,174	$3.87	25,028,869	$8.20	46,889,463	$28.69
Granted	12,838,250	$2.76	32,096,422	3.17	22,964,662	17.35
Exercised	(2,216,252)	$1.51	(3,000,343)	1.71	(8,161,098)	2.60
Forfeited	(6,670,475)	$5.24	(10,365,774)	12.79	(36,664,158)	41.38

Outstanding at end of year	47,710,697	$3.46	43,759,174	$3.87	25,028,869	$8.20

Exercisable at end of year	25,435,799	$3.71	19,416,863	$4.02	8,881,862	$13.14

	Number of Options	Weighted- Average Fair Value	Number of Options	Weighted- Average Fair Value	Number of Options	Weighted- Average Fair Value
Options granted during the year at market	12,757,250	$2.16	24,671,922	$1.82	22,737,662	$13.11
Options granted during the year at less than market	—	—	70,000	$4.02	195,000	$2.06
Options granted during the year at greater than market	81,000	$2.33	7,354,500	$1.37	32,000	$34.59

The following table summarizes information about stock options outstanding as of September 30, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.002 – $ 1.93	5,582,395	5.62	$0.77	4,912,856	$0.72
$ 2.00 – $ 2.50	5,513,079	8.34	$2.20	2,483,725	$2.20
$ 2.51 – $ 2.70	990,916	9.19	$2.63	141,954	$2.60
$ 2.72 – $ 2.77	7,373,194	9.37	$2.77	1,013,624	$2.77
$ 2.80 – $ 2.97	2,733,762	9.32	$2.86	519,895	$2.86
$ 3.00 – $ 3.00	7,455,184	7.93	$3.00	5,053,317	$3.00
$ 3.09 – $ 3.75	3,504,377	8.87	$3.25	927,930	$3.25
$ 4.01 – $ 4.02	6,223,947	8.17	$4.02	5,050,454	$4.02
$ 4.04 – $4.30	2,141,935	8.35	$4.30	869,738	$4.30
$ 4.33 – $136.13	6,191,908	7.32	$8.03	4,462,306	$8.62

$ 0.002 – $136.13	47,710,697	8.07	$3.46	25,435,799	$3.71

The fair value for the options granted during the years ended September 30, 2003, 2002 and 2001 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Year Ended September 30,
	2003	2002	2001
Risk-free interest rate	1.90%	1.78%	2.97%
Expected lives (in years)	2.5	2.2	1.5
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	105%	115%	119%

To comply with the pro forma reporting requirements of SFAS No. 123, compensation cost is also estimated for the fair value of future employee stock purchase plan issuances which is included in the pro forma totals in Note 1 of Notes to Consolidated Financial Statements. The fair value of purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions and resulting in the weighted-average fair value:

	Year Ended September 30,
	2003	2002	2001
Risk-free interest rate	1.01%	1.51%	2.31%
Expected lives (in years)	0.5	0.5	0.5
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	74%	96%	123%
Weighted-average fair value	$1.19	$2.02	$6.92

Note 10—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Year Ended September 30,
	2002	2002	2001
Net loss	$(106,327)	$(638,663)	$(2,694,695)

Weighted average shares outstanding	267,757	263,830	254,666
Weighted average common shares issued subject to repurchase agreement	(1,473)	(4,788)	(7,892)
Weighted average shares held in escrow related to acquisitions	—	—	(2,160)

Weighted average shares used in computation of net loss per share—basic and diluted	266,284	259,042	244,614

Basic and diluted loss per share	$(0.40)	$(2.47)	$(11.02)

At September 30, 2003, 2002 and 2001, 48,494,730, 46,749,336 and 33,210,370 potential common shares, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive. Further, the potential common shares for the years ended September 30, 2003, 2002 and 2001 exclude 600,000, 1,200,000 and 12,086,246 shares, respectively, which would be issuable under certain warrants contingent upon completion of certain milestones.

The weighted average repurchase price of unvested stock was $0.00, $0.16 and $0.27 for the years ended September 30, 2003, 2002 and 2001, respectively. The weighted average exercise price of warrants outstanding was $87.50 for each of the years ended September 30, 2003 and 2002. The weighted average exercise price of warrants outstanding was $91.69 for the year ended September 30, 2001.

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

From April through December 2001, the Chief Executive Officer of Softbank was a member of the Company’s Board of Directors. Related to transactions with Softbank, the Company recorded revenue of $23.8 million, $19.1 million and $6.9 million for the years ended September 30, 2003, 2002 and 2001, respectively. See Note 12 of Notes to Consolidated Financial Statements for additional information. .

During fiscal year 2001, Keith Krach, the Company’s then-chairman and co-founder, was deemed to have contributed $4.0 million to the Company in connection with a loan of $4.0 million in cash by an entity controlled by him to Robert Calderoni in connection with his hiring as the Company’s chief financial officer. Because the Company is not the beneficiary of the loan and would not receive any cash upon repayment of the loan, the Company recorded the principal amount of this loan as compensation expense in fiscal year 2001. The loan from Mr. Krach is expected to be forgiven in annual installments over four years. The Company entered into an agreement with Mr. Calderoni pursuant to which he is entitled to receive annual cash payments from the Company to compensate him for income tax incurred as a result of such forgiveness and payments. As a result, the Company incurred $5.0 million and $1.2 million in additional compensation expense in fiscal years 2002 and 2001, respectively. In addition, during fiscal year 2001, Mr. Krach was deemed to have contributed $11.1 million to the Company in connection with a cash payment and chartered air travel services provided by him to Larry Mueller, the Company’s president and chief operating officer at the time of the payment. These amounts have been recorded as capital contributions in accordance with Interpretation No. 1 of APB No. 25 and SEC Staff Accounting Bulletin, Topic 5T and charged to compensation expense within sales and marketing in the Company’s consolidated financial statements as of and for the year ended September 30, 2001.

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

Note 12—Subsequent Event

The Company’s strategic relationship with Softbank has not performed to its expectations, and in June 2003, the Company commenced an arbitration proceeding against Softbank for failing to meet contractual revenue commitments. In response, Softbank filed a counter-demand alleging breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing and fraud related to both the Company’s Japanese and Korean subsidiaries. In November 2003, the arbitration panel dismissed the Korea related claims on jurisdictional grounds and entered an interim award requiring Softbank to make a $26.6 million payment, which includes interest, and to make future payment commitments on an interim basis. These interim payments may only be used for the purpose of conducting Nihon Ariba’s business and will be subject to the final award of the arbitration panel, which may require repayment of the interim payments. Pending completion of the arbitration proceeding or additional rulings regarding the disposition of the interim award proceeds, these funds will be recorded as an increase to restricted cash and a current liability.

Note 13—Supplementary Quarterly Data (Unaudited)

	Fiscal Year 2003 For the Quarter Ended
	Sep. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002
Revenues:
License	$23,580	$21,288	$27,749	$30,449
Maintenance and service	35,552	35,275	31,525	31,280

Total revenues	59,132	56,563	59,274	61,729

Cost of revenues:
License	856	1,784	1,130	749
Maintenance and service	11,547	11,889	11,916	10,137
Amortization of acquired core technology	—	—	1,163	2,837

Total cost of revenues	12,403	13,673	14,209	13,723

Gross profit	46,729	42,890	45,065	48,006

Operating expenses:
Sales and marketing	20,044	19,199	20,532	20,589
Research and development	12,881	13,123	13,874	13,958
General and administrative	6,625	8,745	13,769	7,064
Amortization of goodwill and other intangible assets	—	—	47,787	65,677
Stock-based compensation	325	364	1,197	275
Restructuring and lease abandonment costs	—	5,350	—	—

Total operating expenses	39,875	46,781	97,159	107,563

Income (loss) from operations	6,854	(3,891)	(52,094)	(59,557)
Interest income	1,078	1,163	1,365	1,577
Interest expense	(19)	(74)	(3)	(10)
Other income	159	97	202	194

Net income (loss) before income taxes and minority interests	8,072	(2,705)	(50,530)	(57,796)
Provision (benefit) for income taxes	(419)	(116)	105	338
Minority interests in net income of consolidated subsidiaries	1,126	858	948	528

Net income (loss)	$7,365	$(3,447)	$(51,583)	$(58,662)

Net income (loss) per share—basic	$0.03	$(0.01)	$(0.19)	$(0.22)

Net income (loss) per share—diluted	$0.03	$(0.01)	$(0.19)	$(0.22)

Weighted average shares used in computing net income (loss) per share—basic	268,834	267,002	265,247	264,053

Weighted average shares used in computing net income (loss) per share—diluted	275,674	267,002	265,247	264,053

	Fiscal Year 2002 For the Quarter Ended
	Sep. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001
Revenues:
License	$23,227	$26,915	$25,171	$23,127
Maintenance and service	35,650	31,907	32,216	31,590

Total revenues	58,877	58,822	57,387	54,717

Cost of revenues:
License	1,608	538	1,794	378
Maintenance and service	11,792	11,024	10,356	9,709
Amortization of acquired core technology	1,683	1,683	1,683	1,683

Total cost of revenues	15,083	13,245	13,833	11,770

Gross profit	43,794	45,577	43,554	42,947

Operating expenses:
Sales and marketing	14,069	19,544	21,363	25,974
Research and development	15,788	16,726	16,261	15,590
General and administrative	5,260	8,842	8,108	9,541
Amortization of goodwill and other intangible assets	139,586	139,608	139,606	140,246
Business partner warrants	—	—	5,562	—
Stock-based compensation	2,988	3,325	5,144	3,310
Restructuring and lease abandonment costs	—	57,125	(158)	5,642

Total operating expenses	177,691	245,170	195,886	200,303

Loss from operations	(133,897)	(199,593)	(152,332)	(157,356)
Interest income	1,695	1,801	1,925	2,531
Interest expense	(13)	(7)	(12)	(15)
Other income (expense)	(1,014)	301	(92)	(87)

Net loss before income taxes and minority interests	(133,229)	(197,498)	(150,511)	(154,927)
Provision (benefit) for income taxes	(211)	1,000	904	1,091
Minority interests in net income (loss) of consolidated subsidiaries	249	246	86	(867)

Net loss	$(133,267)	$(198,744)	$(151,501)	$(155,151)

Net loss per share—basic and diluted	$(0.51)	$(0.76)	$(0.59)	$(0.61)

Weighted average shares used in computing net loss per share—basic and diluted	261,709	260,180	258,748	255,625

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, the end of the period covered by this Annual Report. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed in the reports the we file or submit under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures included, without limitation, controls and procedures designed that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of September 30, 2003 our disclosure controls and procedures are effective to ensure that material information relating to the company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information set forth in the section entitled “Executive Officers of the Registrant” in Part I, Item 4A of this Form 10-K. See the information set forth in the section entitled “Proposed No. 1—Election of Directors” in our 2004 Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2003 (the “2004 Proxy Statement”), which is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

See the information set forth in the section entitled “Executive Compensation and Related Information” in the 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information set forth in the section entitled “Certain Relationships and Related Transactions” in the 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the information set forth in the section entitled “Proposal No. 2—Ratification of Independent Accountants” in the 2004 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. FINANCIAL STATEMENTS

See Item 8 of this Form 10-K.

2.	FINANCIAL STATEMENT SCHEDULES

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.	EXHIBITS

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which are incorporated herein by reference to Exhibit 3.1 to Registrant’s 10-K dated December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.4 to the Registrant’s Form S-1 Registration No. 333-76953).

4.1	Amended and Restated Investors’ Rights Agreement dated April 17, 1998 (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-1 Registration No. 333-76953).

4.2	Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).

4.3	Amended and Restated Investors’ Rights Agreement dated June 7, 1999 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-1 Registration No. 333-76953).

4.4*	First Amended and Restated Shareholders Agreement dated December 10, 2001, by and among SOFTBANK Corp., SOFTBANK EC Holdings Corp., the Registrant and Nihon Ariba K.K. (which is incorporated herein by reference to Exhibit 4.4 to the Registrant’s Form 10-Q dated February 14, 2002).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).

10.2	1996 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.3	1999 Equity Incentive Plan, as amended (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.4	1999 Directors’ Stock Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form S-1 Registration No. 333-76953).

10.9	Sublease, dated October 1999, by and between the Registrant and ChainLink Technologies, Inc. (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s 10-K dated December 23, 1999).

10.10	Lease agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s 10-Q dated May 15, 2000).

Exhibit No.	Description

10.11	Amended and Restated Sublease dated August 6, 2001, between Registrant and Interwoven, Inc. (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.14*	Standby Purchase Agreement dated December 10, 2001, by and among Nihon Ariba K.K., the Registrant and SOFTBANK EC Holding Corp. (which is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-Q dated February 14, 2002).

10.15*	First Amendment to Standby Purchase Agreement dated June 30, 2002, by and among Registrant, SOFTBANK EC HOLDINGS CORP. and Nihon Ariba K.K. (which is incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q dated August 14, 2002).

10.16*	Release, Reimbursement and Payment Agreement, dated December 10, 2001, by and among the Registrant, Nihon Ariba K.K., SOFTBANK Corp. and SOFTBANK EC Holdings Corp. (which is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-Q dated February 14, 2002).

10.17	Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s 10-Q dated February 14, 2001).

10.18*	Amendment to Offer Letter dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.19	Offer Letter, dated February 21, 2001 by and between the Registrant and Michael Schmitt (which is incorporated herein by reference to Exhibit 10.21 to Registrant’s 10-Q dated May 15, 2001).

10.20*	Severance Agreement dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.19 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.21*	Loan Agreement, dated February 1, 2001 by Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.22*	Promissory Note dated February 1, 2001, by Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.23*	Letter Agreement, dated October 20, 2001, by and between the Registrant and Lawrence A. Mueller (which is incorporated herein by reference to Exhibit 10.22 to the Registrant’s Form 10-Q dated February 14, 2002).

10.24*	Offer Letter, dated October 16, 2001, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q dated February 14, 2002).

10.25*	Severance Agreement dated January 21, 2002, by and between Registrant and Eileen McPartland (which is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-Q dated May 15, 2002).

10.26*	Severance Agreement dated February 26, 2002, by and between Registrant and James Steele (which is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-Q dated May 15, 2002).

10.27*	Offer Letter, dated April 10, 2002, by and between Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).

10.28**	Severance Agreement dated September 6, 2002, by and between Registrant and Michael Schmitt.

10.29**	Letter Agreement dated September 30, 2002, by and between Registrant and James W. Steele.

10.30**	SupplierMarket.com 1999 Stock Option Plan, as amended.

Exhibit No.		Description

10.31	**	TradingDynamics 1999 Stock Plan, as amended.

10.32	**	TradingDynamics 1998 Stock Plan, as amended.

10.33	**	Tradex Technologies, Inc. 1999 Stock Option/Stock Issuance Plan, as amended.

10.34	**	Trade’Ex Electronic Commerce Systems, Inc. 1997 Employee Stock Option Plan, as amended.

10.35		Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q dated April 10, 2003.

10.36	**	Severance Agreement, dated May 21, 2003, by and between Registrant and John True.

21.1	**	Subsidiaries.

23.1	***	Consent of Independent Auditors.

31.1	***	Certification of Chief Executive Officer.

31.2	***	Certification of Chief Financial Officer.

32.1	***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Incorporated by reference.
***	This document is filed as an exhibit to this Form 10-K.

(b)	REPORTS ON FORM 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission on July 22, 2003 to announce our earnings for the third quarter of fiscal year 2003.****

****	Information in the Form 8-K was furnished to the Securities and Exchange Commission but not filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, who is duly authorized, in the City of Sunnyvale, State of California on this 8th day of December, 2003.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT M. CALDERONI Robert M. Calderoni	President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	December 8, 2003

/s/ JAMES W. FRANKOLA James W. Frankola	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 8, 2003

/s/ RICHARD F. WALLMAN Richard F. Wallman	Director	December 8, 2003

/s/ ROBERT E. KNOWLING, JR. Robert E. Knowling, Jr.	Director	December 8, 2003

/s/ RICHARD KASHNOW Richard Kashnow	Director	December 8, 2003

EXHIBIT INDEX

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which are incorporated herein by reference to Exhibit 3.1 to Registrant’s 10-K dated December 29, 2000).

3.2		Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.4 to the Registrant’s Form S-1 Registration No. 333-76953).

4.1		Amended and Restated Investors’ Rights Agreement dated April 17, 1998 (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-1 Registration No. 333-76953).

4.2		Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).

4.3		Amended and Restated Investors’ Rights Agreement dated June 7, 1999 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-1 Registration No. 333-76953).

4.4		First Amended and Restated Shareholders Agreement dated December 10, 2001, by and among SOFTBANK Corp., SOFTBANK EC Holdings Corp., the Registrant and Nihon Ariba K.K. (which is incorporated herein by reference to Exhibit 4.4 to the Registrant’s Form 10-Q dated February 14, 2002).

10.1		Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).

10.2		1996 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.3		1999 Equity Incentive Plan, as amended (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.4		1999 Directors’ Stock Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form S-1 Registration No. 333-76953).

10.5		Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration No. 333-76953).

10.6		Industrial Complex Lease dated August 11, 1997, by and between MP Caribbean, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form S-1 Registration No. 333-76953).

10.7		Lease Agreement, dated June 12, 1996, by and between Charleston Place Associates and U.S. Robotics Access Corp., as amended (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form S-1 Registration No. 333-76953).

10.8		Sublease, dated February 1999, by and between 3Com Corporation, successor in interest to U.S. Robotics Access Corp., and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form S-1 Registration No. 333-76953).

10.9		Sublease, dated October 1999, by and between the Registrant and ChainLink Technologies, Inc. (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s 10-K dated December 23, 1999).

10.10		Lease agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s 10-Q dated May 15, 2000).

10.11		Amended and Restated Sublease dated August 6, 2001, between Registrant and Interwoven, Inc. (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.12	*	Stock Purchase Agreement, dated October 19, 2000, by and among Nihon Ariba K.K., Softbank Corp. and Softbank E-Commerce Corp. (which is incorporated herein by reference to Exhibit 10.16 to Registrant’s 10-Q dated February 14, 2001).

10.13	*	Amendment No. 1 to Stock Purchase Agreement dated December 10, 2001, by and among Nihon Ariba K.K., SOFTBANK Corp. and SOFTBANK EC Holdings Corp. (which is incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q dated February 14, 2002).

Exhibit No.		Description
10.14	*	Standby Purchase Agreement dated December 10, 2001, by and among Nihon Ariba K.K., the Registrant and SOFTBANK EC Holding Corp. (which is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-Q dated February 14, 2002).

10.15	*	First Amendment to Standby Purchase Agreement dated June 30, 2002, by and among Registrant, SOFTBANK EC HOLDINGS CORP. and Nihon Ariba K.K. (which is incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q dated August 14, 2002).

10.16	*	Release, Reimbursement and Payment Agreement, dated December 10, 2001, by and among the Registrant, Nihon Ariba K.K., SOFTBANK Corp. and SOFTBANK EC Holdings Corp. (which is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-Q dated February 14, 2002).

10.17		Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s 10-Q dated February 14, 2001).

10.18	*	Amendment to Offer Letter dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.19		Offer Letter, dated February 21, 2001 by and between the Registrant and Michael Schmitt (which is incorporated herein by reference to Exhibit 10.21 to Registrant’s 10-Q dated May 15, 2001).

10.20	*	Severance Agreement dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.19 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.21	*	Loan Agreement, dated February 1, 2001 by Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.22	*	Promissory Note dated February 1, 2001, by Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.23	*	Letter Agreement, dated October 20, 2001, by and between the Registrant and Lawrence A. Mueller (which is incorporated herein by reference to Exhibit 10.22 to the Registrant’s Form 10-Q dated February 14, 2002).

10.24	*	Offer Letter, dated October 16, 2001, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q dated February 14, 2002).

10.25	*	Severance Agreement dated January 21, 2002, by and between Registrant and Eileen McPartland (which is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-Q dated May 15, 2002).

10.26	*	Severance Agreement dated February 26, 2002, by and between Registrant and James Steele (which is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-Q dated May 15, 2002).

10.27	*	Offer Letter, dated April 10, 2002, by and between Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).

10.28	**	Severance Agreement dated September 6, 2002, by and between Registrant and Michael Schmitt.

10.29	**	Letter Agreement dated September 30, 2002, by and between Registrant and James W. Steele.

10.30	**	SupplierMarket.com 1999 Stock Option Plan, as amended.

10.31	**	TradingDynamics 1999 Stock Plan, as amended.

10.32	**	TradingDynamics 1998 Stock Plan, as amended.

10.33	**	Tradex Technologies, Inc. 1999 Stock Option/Stock Issuance Plan, as amended.

10.34	**	Trade’Ex Electronic Commerce Systems, Inc. 1997 Employee Stock Option Plan, as amended.

10.35		Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q dated April 10, 2003.

10.36	**	Severance Agreement, dated May 21, 2003, by and between Registrant and John True.

2

Exhibit No.		Description

21.1	**	Subsidiaries.

23.1	***	Consent of Independent Auditors.

31.1	***	Certification of Chief Executive Officer.

31.2	***	Certification of Chief Financial Officer.

32.1	***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Incorporated by reference.
***	This document is filed as an exhibit to this Form 10-K.

3