Form 10-K/A
period 2003-09-30
ARIBA INC
filed 2004-01-05
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003 is being filed in order to revise the pro forma disclosure information that is required by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 for each of the years ended September 30, 2001, 2002 and 2003. Except as so indicated, the Registrant has made no other changes to its Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

ARIBA, INC.

FORM 10-K/A

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

I TEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and the related notes thereto, of the Company and the Independent Auditors’ Report are filed as a part of this Form 10-K/A.

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

The Company has revised its SFAS No. 123 pro forma stock option disclosure presented below to incorporate the fiscal year 2003 pro forma expense under SFAS No. 123 associated with certain options subject to a voluntary stock option exchange program in fiscal year 2001 and to modify the interperiod allocations of pro forma expense recognition in fiscal years 2001, 2002, and 2003 related to these options.

Had compensation cost been recognized based on the fair value at the date of grant for options granted and Employee Stock Purchase Plan issuances during 2003, 2002 and 2001, the pro forma amounts of the Company’s net loss and net loss per share would have been as follows for the years ended September 30, 2003, 2002 and 2001 (in thousands, except per share amounts):

	Year Ended September 30,
	2003	2002	2001
Reported net loss, net of tax	$(106,327)	$(638,663)	$(2,694,695)
Add back stock-based compensation expense related to stock options included in reported net loss	547	5,203	54,713
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards	(35,203)	(68,102)	(134,602)

Pro forma net loss	$(140,983)	$(701,562)	$(2,774,584)

Reported basic and diluted net loss per share	$(0.40)	$(2.47)	$(11.02)

Pro forma basic and diluted net loss per share	$(0.53)	$(2.71)	$(11.34)

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

A summary of the status of the Company’s stock options as of September 30, 2003, 2002 and 2001 and changes during the years ended on those dates is presented below:

	Years Ended September 30,
	2003		2002		2001
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	43,759,174	$3.87	25,028,869	$8.20	46,889,463	$28.69
Granted	12,838,250	$2.76	32,096,422	3.17	22,964,662	17.35
Exercised	(2,216,252)	$1.51	(3,000,343)	1.71	(8,161,098)	2.60
Forfeited	(6,670,475)	$5.24	(10,365,774)	12.79	(36,664,158)	41.38

Outstanding at end of year	47,710,697	$3.46	43,759,174	$3.87	25,028,869	$8.20

Exercisable at end of year	25,435,799	$3.71	19,416,863	$4.02	8,881,862	$13.14

	Number of Options	Weighted- Average Fair Value	Number of Options	Weighted- Average Fair Value	Number of Options	Weighted- Average Fair Value
Options granted during the year at market	12,757,250	$2.16	24,671,922	$1.82	22,737,662	$13.11
Options granted during the year at less than market	—	—	70,000	$4.02	195,000	$2.06
Options granted during the year at greater than market	81,000	$2.33	7,354,500	$1.37	32,000	$34.59

The following table summarizes information about stock options outstanding as of September 30, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.002–$1.93	5,582,395	5.62	$0.77	4,912,856	$0.72
$2.00–$2.50	5,513,079	8.34	$2.20	2,483,725	$2.20
$2.51–$2.70	990,916	9.19	$2.63	141,954	$2.60
$2.72–$2.77	7,373,194	9.37	$2.77	1,013,624	$2.77
$2.80–$2.97	2,733,762	9.32	$2.86	519,895	$2.86
$3.00–$3.00	7,455,184	7.93	$3.00	5,053,317	$3.00
$3.09–$3.75	3,504,377	8.87	$3.25	927,930	$3.25
$4.01–$4.02	6,223,947	8.17	$4.02	5,050,454	$4.02
$4.04–$4.30	2,141,935	8.35	$4.30	869,738	$4.30
$4.33–$136.13	6,191,908	7.32	$8.03	4,462,306	$8.62

$0.002–$136.13	47,710,697	8.07	$3.46	25,435,799	$3.71

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information set forth in the section entitled “Executive Officers of the Registrant” in Part I, Item 4A of this Form 10-K/A. See the information set forth in the section entitled “Proposed No. 1—Election of Directors” in our 2004 Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2003 (the “2004 Proxy Statement”), which is incorporated herein by reference.

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

See Item 8 of this Form 10-K/A.

2.	FINANCIAL STATEMENT SCHEDULES

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.	EXHIBITS

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K/A.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which are incorporated herein by reference to Exhibit 3.1 to Registrant’s 10-K dated December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.4 to the Registrant’s Form S-1 Registration No. 333-76953).

4.1	Amended and Restated Investors’ Rights Agreement dated April 17, 1998 (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-1 Registration No. 333-76953).

4.2	Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).

4.3	Amended and Restated Investors’ Rights Agreement dated June 7, 1999 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-1 Registration No. 333-76953).

4.4*	First Amended and Restated Shareholders Agreement dated December 10, 2001, by and among SOFTBANK Corp., SOFTBANK EC Holdings Corp., the Registrant and Nihon Ariba K.K. (which is incorporated herein by reference to Exhibit 4.4 to the Registrant’s Form 10-Q dated February 14, 2002).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).

10.2	1996 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.3	1999 Equity Incentive Plan, as amended (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.4	1999 Directors’ Stock Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form S-1 Registration No. 333-76953).

10.9	Sublease, dated October 1999, by and between the Registrant and ChainLink Technologies, Inc. (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s 10-K dated December 23, 1999).

10.10	Lease agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s 10-Q dated May 15, 2000).

Exhibit No.	Description
10.11	Amended and Restated Sublease dated August 6, 2001, between Registrant and Interwoven, Inc. (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.14*	Standby Purchase Agreement dated December 10, 2001, by and among Nihon Ariba K.K., the Registrant and SOFTBANK EC Holding Corp. (which is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-Q dated February 14, 2002).

10.15*	First Amendment to Standby Purchase Agreement dated June 30, 2002, by and among Registrant, SOFTBANK EC HOLDINGS CORP. and Nihon Ariba K.K. (which is incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q dated August 14, 2002).

10.16*	Release, Reimbursement and Payment Agreement, dated December 10, 2001, by and among the Registrant, Nihon Ariba K.K., SOFTBANK Corp. and SOFTBANK EC Holdings Corp. (which is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-Q dated February 14, 2002).

10.17	Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s 10-Q dated February 14, 2001).

10.18*	Amendment to Offer Letter dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.19	Offer Letter, dated February 21, 2001 by and between the Registrant and Michael Schmitt (which is incorporated herein by reference to Exhibit 10.21 to Registrant’s 10-Q dated May 15, 2001).

10.20*	Severance Agreement dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.19 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.21*	Loan Agreement, dated February 1, 2001 by Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.22*	Promissory Note dated February 1, 2001, by Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.23*	Letter Agreement, dated October 20, 2001, by and between the Registrant and Lawrence A. Mueller (which is incorporated herein by reference to Exhibit 10.22 to the Registrant’s Form 10-Q dated February 14, 2002).

10.24*	Offer Letter, dated October 16, 2001, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q dated February 14, 2002).

10.25*	Severance Agreement dated January 21, 2002, by and between Registrant and Eileen McPartland (which is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-Q dated May 15, 2002).

10.26*	Severance Agreement dated February 26, 2002, by and between Registrant and James Steele (which is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-Q dated May 15, 2002).

10.27*	Offer Letter, dated April 10, 2002, by and between Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).

10.28**	Severance Agreement dated September 6, 2002, by and between Registrant and Michael Schmitt.

10.29**	Letter Agreement dated September 30, 2002, by and between Registrant and James W. Steele.

10.30**	SupplierMarket.com 1999 Stock Option Plan, as amended.

10.31**	TradingDynamics 1999 Stock Plan, as amended.

Exhibit No.	Description
10.32**	TradingDynamics 1998 Stock Plan, as amended.

10.33**	Tradex Technologies, Inc. 1999 Stock Option/Stock Issuance Plan, as amended.

10.34**	Trade’Ex Electronic Commerce Systems, Inc. 1997 Employee Stock Option Plan, as amended.

10.35	Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q dated April 10, 2003.

10.36**	Severance Agreement, dated May 21, 2003, by and between Registrant and John True.

21.1**	Subsidiaries.

23.1***	Consent of Independent Auditors.

31.1***	Certification of Chief Executive Officer.

31.2***	Certification of Chief Financial Officer.

32.1***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Incorporated by reference.
***	This document is filed as an exhibit to this Form 10-K/A.

(b)	REPORTS ON FORM 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission on July 22, 2003 to announce our earnings for the third quarter of fiscal year 2003.****

**** Information	in the Form 8-K was furnished to the Securities and Exchange Commission but not filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, who is duly authorized, in the City of Sunnyvale, State of California on this 5th day of January, 2004.

ARIBA, INC.

By:	/s/ ROBERT M. CALDERONI
Robert M. Calderoni President and Chief Executive Officer and a Director (Principal Executive Officer)

By:	/s/ JAMES W. FRANKOLA
James W. Frankola Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert M. Calderoni and James W. Frankola, and each of them, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K/A, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT M. CALDERONI Robert M. Calderoni	President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	January 5, 2004

/s/ JAMES W. FRANKOLA James W. Frankola	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 5, 2004

/s/ RICHARD F. WALLMAN Richard F. Wallman	Director	January 5, 2004

/s/ ROBERT E. KNOWLING, JR. Robert E. Knowling, Jr.	Director	January 5, 2004

/s/ RICHARD KASHNOW Richard Kashnow	Director	January 5, 2004

EXHIBIT INDEX

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which are incorporated herein by reference to Exhibit 3.1 to Registrant’s 10-K dated December 29, 2000).

3.2		Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.4 to the Registrant’s Form S-1 Registration No. 333-76953).

4.1		Amended and Restated Investors’ Rights Agreement dated April 17, 1998 (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-1 Registration No. 333-76953).

4.2		Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).

4.3		Amended and Restated Investors’ Rights Agreement dated June 7, 1999 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-1 Registration No. 333-76953).

4.4		First Amended and Restated Shareholders Agreement dated December 10, 2001, by and among SOFTBANK Corp., SOFTBANK EC Holdings Corp., the Registrant and Nihon Ariba K.K. (which is incorporated herein by reference to Exhibit 4.4 to the Registrant’s Form 10-Q dated February 14, 2002).

10.1		Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).

10.2		1996 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.3		1999 Equity Incentive Plan, as amended (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.4		1999 Directors’ Stock Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form S-1 Registration No. 333-76953).

10.5		Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration No. 333-76953).

10.6		Industrial Complex Lease dated August 11, 1997, by and between MP Caribbean, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form S-1 Registration No. 333-76953).

10.7		Lease Agreement, dated June 12, 1996, by and between Charleston Place Associates and U.S. Robotics Access Corp., as amended (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form S-1 Registration No. 333-76953).

10.8		Sublease, dated February 1999, by and between 3Com Corporation, successor in interest to U.S. Robotics Access Corp., and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form S-1 Registration No. 333-76953).

10.9		Sublease, dated October 1999, by and between the Registrant and ChainLink Technologies, Inc. (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s 10-K dated December 23, 1999).

10.10		Lease agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s 10-Q dated May 15, 2000).

10.11		Amended and Restated Sublease dated August 6, 2001, between Registrant and Interwoven, Inc. (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.12	*	Stock Purchase Agreement, dated October 19, 2000, by and among Nihon Ariba K.K., Softbank Corp. and Softbank E-Commerce Corp. (which is incorporated herein by reference to Exhibit 10.16 to Registrant’s 10-Q dated February 14, 2001).

10.13	*	Amendment No. 1 to Stock Purchase Agreement dated December 10, 2001, by and among Nihon Ariba K.K., SOFTBANK Corp. and SOFTBANK EC Holdings Corp. (which is incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q dated February 14, 2002).

Exhibit No.		Description
10.14	*	Standby Purchase Agreement dated December 10, 2001, by and among Nihon Ariba K.K., the Registrant and SOFTBANK EC Holding Corp. (which is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-Q dated February 14, 2002).

10.15	*	First Amendment to Standby Purchase Agreement dated June 30, 2002, by and among Registrant, SOFTBANK EC HOLDINGS CORP. and Nihon Ariba K.K. (which is incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q dated August 14, 2002).

10.16	*	Release, Reimbursement and Payment Agreement, dated December 10, 2001, by and among the Registrant, Nihon Ariba K.K., SOFTBANK Corp. and SOFTBANK EC Holdings Corp. (which is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-Q dated February 14, 2002).

10.17		Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s 10-Q dated February 14, 2001).

10.18	*	Amendment to Offer Letter dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.19		Offer Letter, dated February 21, 2001 by and between the Registrant and Michael Schmitt (which is incorporated herein by reference to Exhibit 10.21 to Registrant’s 10-Q dated May 15, 2001).

10.20	*	Severance Agreement dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.19 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.21	*	Loan Agreement, dated February 1, 2001 by Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.22	*	Promissory Note dated February 1, 2001, by Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.23	*	Letter Agreement, dated October 20, 2001, by and between the Registrant and Lawrence A. Mueller (which is incorporated herein by reference to Exhibit 10.22 to the Registrant’s Form 10-Q dated February 14, 2002).

10.24	*	Offer Letter, dated October 16, 2001, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q dated February 14, 2002).

10.25	*	Severance Agreement dated January 21, 2002, by and between Registrant and Eileen McPartland (which is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-Q dated May 15, 2002).

10.26	*	Severance Agreement dated February 26, 2002, by and between Registrant and James Steele (which is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-Q dated May 15, 2002).

10.27	*	Offer Letter, dated April 10, 2002, by and between Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).

10.28	**	Severance Agreement dated September 6, 2002, by and between Registrant and Michael Schmitt.

10.29	**	Letter Agreement dated September 30, 2002, by and between Registrant and James W. Steele.

10.30	**	SupplierMarket.com 1999 Stock Option Plan, as amended.

10.31	**	TradingDynamics 1999 Stock Plan, as amended.

10.32	**	TradingDynamics 1998 Stock Plan, as amended.

10.33	**	Tradex Technologies, Inc. 1999 Stock Option/Stock Issuance Plan, as amended.

10.34	**	Trade’Ex Electronic Commerce Systems, Inc. 1997 Employee Stock Option Plan, as amended.

10.35		Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q dated April 10, 2003.

10.36	**	Severance Agreement, dated May 21, 2003, by and between Registrant and John True.

2

Exhibit No.		Description
21.1	**	Subsidiaries.

23.1	***	Consent of Independent Auditors.

31.1	***	Certification of Chief Executive Officer.

31.2	***	Certification of Chief Financial Officer.

32.1	***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Incorporated by reference.
***	This document is filed as an exhibit to this Form 10-K/A.

3