Form 10-K/A
period 2003-09-30
ARIBA INC
filed 2004-01-28
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 2

to

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

As of November 28, 2003, there were 270,584,675 shares of the Registrant’s common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant (based on the closing price for the common stock on the Nasdaq Stock Market on November 28, 2003) was approximately $806.6 million.

EXPLANATORY NOTE

This Amendment No. 2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003 is being filed to (i) include the information called for by Part III of Form 10-K, (ii) describe a Recent Event and (iii) include certain related information. Except as so indicated, the Registrant has made no other significant changes to its Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

Recent Event

On January 23, 2004, we announced a definitive agreement (the “Agreement”), to acquire FreeMarkets, Inc. (“FreeMarkets”), a publicly held company headquartered in Pittsburgh, Pennsylvania. FreeMarkets provides companies with software, services and information for global supply management. Under the terms of the Agreement, stockholders of FreeMarkets will receive 2.25 shares of our common stock and $2.00 cash for each outstanding share of FreeMarkets common stock. Based on the closing price of our common stock on January 22, 2004 and FreeMarkets’ capitalization as of January 23, 2004, the estimated value of the transaction is approximately $493 million, excluding transaction costs. The transaction is subject to customary closing conditions, including regulatory review and approval by the stockholders of each company, and is expected to close in the latter part of our third fiscal quarter.

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

Robert M. Calderoni has served as Ariba’s President and Chief Executive Officer and a Director since October 2001. From October 2001 to December 2001, Mr. Calderoni also served as Ariba’s Interim Chief Financial Officer. From January 2001 to October 2001, Mr. Calderoni served as Ariba’s Executive Vice President and Chief Financial Officer. Mr. Calderoni was also an employee of the Company from November 2000 to January 2001. From November 1997 to January 2001, he was Chief Financial Officer at Avery Dennison Corporation, a manufacturer of pressure-sensitive materials and office products. From June 1996 to November 1997, Mr. Calderoni was Senior Vice President of Finance at Apple Computer, Inc. Prior to that time, Mr. Calderoni held various positions with IBM Storage Systems Division, most recently as Vice President of Finance. In addition to serving as a director of Ariba, he is also a member of the board of directors of Juniper Networks, Inc., a provider of network infrastructure systems. Mr. Calderoni holds a Bachelor of Science degree in Accounting and Finance from Fordham University.

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

Recent Event

On January 23, 2004, we announced a definitive agreement (the “Agreement”), to acquire FreeMarkets, Inc. (“FreeMarkets”), a publicly held company headquartered in Pittsburgh, Pennsylvania. FreeMarkets provides companies with software, services and information for global supply management. Under the terms of the Agreement, stockholders of FreeMarkets will receive 2.25 shares of our common stock and $2.00 cash for each outstanding share of FreeMarkets common stock. Based on the closing price of our common stock on January 22, 2004 and FreeMarkets’ capitalization as of January 23, 2004, the estimated value of the transaction is approximately $493 million, excluding transaction costs. The transaction is subject to customary closing conditions, including regulatory review and approval by the stockholders of each company, and is expected to close in the latter part of our third fiscal quarter.

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

We also have strategic relationships with Softbank and its affiliates, as a minority shareholder of our Japanese and Korean subsidiaries, Nihon Ariba K.K. (“Nihon Ariba”) and Ariba Korea, Ltd., respectively, from which we derived revenues of $23.8 million, $19.1 million and $6.9 million for the years ended September 30, 2003, 2002 and 2001, respectively, pursuant to a long-term revenue commitment. Our strategic relationship with Softbank has not performed to our expectations, and in June 2003 we commenced an arbitration proceeding against Softbank for failing to meet contractual revenue commitments. In response, Softbank filed a counter-demand alleging breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing and fraud related to both our Japanese and Korean subsidiaries. In November 2003, the arbitration panel dismissed the Korea related claims on jurisdictional grounds and entered an interim award requiring Softbank to make a $26.6 million payment, which includes interest, and to make future payment commitments on an interim basis. These interim payments may only be used for the purpose of conducting Nihon Ariba’s business and will be subject to the final award of the arbitration panel, which may require repayment of the interim payments. There is no assurance we can achieve a mutually satisfactory resolution of our dispute with Softbank. The failure to achieve a satisfactory resolution of our dispute with Softbank and to realize future revenues from Softbank at committed levels could have a material adverse impact on our business, operating results, cash flows and financial position. Pending completion of the arbitration proceeding or additional rulings regarding the disposition of the interim award proceeds, these funds have been recorded as an increase to restricted cash and a current liability.

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

which is as of January 23, 2004

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

Note 12—Subsequent Events

Softbank Relationship

The Company’s strategic relationship with Softbank has not performed to its expectations, and in June 2003, the Company commenced an arbitration proceeding against Softbank for failing to meet contractual revenue commitments. In response, Softbank filed a counter-demand alleging breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing and fraud related to both the Company’s Japanese and Korean subsidiaries. In November 2003, the arbitration panel dismissed the Korea related claims on jurisdictional grounds and entered an interim award requiring Softbank to make a $26.6 million payment, which includes interest, and to make future payment commitments on an interim basis. These interim payments may only be used for the purpose of conducting Nihon Ariba’s business and will be subject to the final award of the arbitration panel, which may require repayment of the interim payments. Pending completion of the arbitration proceeding or additional rulings regarding the disposition of the interim award proceeds, these funds have been recorded as an increase to restricted cash and a current liability.

Goodex Warrants

In connection with the purchase of Goodex in January 2003, the Company issued a warrant to purchase 500,000 shares of Company common stock at an exercise price of $3.13 per share, vesting of which was contingent upon achievement of certain revenue milestones through December 31, 2003. As of December 31, 2003, the warrant had not vested and the possibility of its vesting ceases. The warrant will expire unexercised on July 24, 2004.

Business Combinations

On January 13, 2004, the Company completed the acquisition of Alliente, Inc. (“Alliente”), a privately held company headquartered in Colorado Springs, Colorado. Alliente provides procurement outsourcing services to companies using technology licensed from Ariba. The total purchase price is estimated at approximately $10 million consisting of cash payments of $9 million and approximately $1 million of assumed liabilities.

On January 23, 2004, the Company announced a definitive agreement (the “Agreement”) to acquire FreeMarkets, Inc. (“FreeMarkets”), a publicly held company headquartered in Pittsburgh, Pennsylvania. FreeMarkets provides companies with software, services and information for global supply management. Under the terms of the Agreement, stockholders of FreeMarkets will receive 2.25 shares of the Company’s common stock and $2.00 cash for each outstanding share of FreeMarkets common stock. The transaction is subject to customary closing conditions, including regulatory review and approval by the stockholders of each company, and is expected to close in the latter part of the Company’s third fiscal quarter.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information set forth in the section entitled “Executive Officers of the Registrant” in Part I, Item 4A of this form 10-K/A.

Nominee	Age	Year Term Expires	Positions and Offices Held with the Company
Robert M. Calderoni	44	2005	Chairman of the Board of Directors, President and Chief Executive Officer
Richard A. Kashnow	62	2006	Director
Robert E. Knowling, Jr.	48	2005	Director
Thomas F. Monahan	55	2004	Director
Richard F. Wallman	53	2004	Director

Robert M. Calderoni has served as Chairman of the Board of Directors since July 2003 and as the Company’s President and Chief Executive Officer and a director since October 2001. From October 2001 to December 2001, Mr. Calderoni also served as the Company’s Interim Chief Financial Officer. From January 2001 to October 2001, Mr. Calderoni served as the Company’s Executive Vice President and Chief Financial Officer. Mr. Calderoni was also an employee of the Company from November 2000 to January 2001. From November 1997 to January 2001, he served as Chief Financial Officer at Avery Dennison Corporation, a manufacturer of pressure-sensitive materials and office products. From June 1996 to November 1997, Mr. Calderoni served as Senior Vice President of Finance at Apple Computer, Inc. Prior to that time, Mr. Calderoni held various positions with IBM Storage Systems Division, most recently as Vice President of Finance. In addition to serving as a director of the Company, he is also a member of the board of directors of Juniper Networks, Inc., a provider of network infrastructure systems. Mr. Calderoni holds a Bachelor of Science degree in accounting and finance from Fordham University.

Richard A. Kashnow has served as a director of the Company since April 30, 2003. Since February 2003, Mr. Kashnow has been self-employed as a consultant. From August 1999 until January 2003, Mr. Kashnow served as President of Tyco Ventures, the venture capital arm of Tyco International, Inc., a diversified manufacturing services company. From October 1995 until its acquisition by Tyco in August 1999, Mr. Kashnow served as Chairman, Chief Executive Officer and President of Raychem Corporation, a technology company specializing in electronic components and engineered materials. In addition to serving as a director of the Company, he is also a member of the board of directors of ParkerVision, Inc. Mr. Kashnow holds a Bachelor of Science degree in physics from Worcester Polytechnic Institute, and a Ph.D. in solid state physics from Tufts University.

Robert E. Knowling, Jr. has served as a director of the Company since July 2000. Since January 2003, Mr. Knowling has served as Chief Executive Officer of the New York Leadership Academy at the New York City Board of Education. From February 2001 to January 2003, Mr. Knowling served as Chairman and Chief Executive Officer of Internet Access Technologies, a software development company. Mr. Knowling served as President and Chief Executive Officer of Covad Communications Company, a broadband service provider, from July 1998 to October 2000. He also served as Chairman of the Board of Directors of Covad from September 1999 to October 2000. In August 2001, Covad filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Prior to joining Covad, he served as Executive Vice President of Operations and Technologies from October 1997 to July 1998 and as Vice President of Network Operations from March 1996 to September 1997 at US West Communications, a communications company acquired by Qwest Communications International Inc. in 2000. In addition to serving as a director of the Company, he is also a member of the boards of directors of Hewlett-Packard Company, a global technology company, and Heidrick & Struggles International, an executive search firm. Mr. Knowling holds a Bachelor of Arts degree in theology from Wabash College, and a Master of Business Administration from Northwestern University’s Kellogg Graduate School of Business.

Thomas F. Monahan has served as a director of the Company since July 25, 2003. In August 2003, after six years as Dean of the College of Commerce and Finance at Villanova, he returned to the faculty in the John M. Cooney Endowed Professorship in Accounting. Prior to joining Villanova’s faculty in 1981, Mr. Monahan was a tenured professor at LaSalle University and worked in the Treasurer’s Department of Becton, Dickinson and Company, a medical products manufacturer. Mr. Monahan received his Ph.D. in Accounting from Temple University, his Master of Business Administration in Finance from Rutgers University and his Bachelor of Science degree in Economics from Hofstra University.

Richard F. Wallman has served as a director of the Company since October 2002. Since March 1995, Mr. Wallman has served as the Senior Vice President and Chief Financial Officer of Honeywell International, Inc., a diversified technology company, and Allied Signal, Inc. (prior to its merger with Honeywell). From April 1994 to March 1995, Mr. Wallman also served as Vice President and Controller of International Business Machines Corp. In addition to serving as a director of the Company, he is also a member of the board of directors of Avaya, Inc., Lear Corporation, Hayes-Lemmerz International, Inc. and ExpressJet Holdings, Inc. Mr. Wallman holds a Bachelor of Science degree in electrical engineering from Vanderbilt University, and a Master of Business Administration from the University of Chicago Graduate School of Business.

Audit Committee.

During the fiscal year ended September 30, 2003, the Audit Committee of the Board of Directors (the “Audit Committee”) held 17 meetings and did not act by written consent in lieu of a meeting on any occasion. The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company’s accountants, the scope of the annual audits, fees to be paid to the Company’s accountants, the performance of the Company’s accountants and the accounting practices of the Company. The chair of the Audit Committee is Mr. Wallman, and the other members of the Audit Committee are Messrs. Kashnow and Knowling. The Board of Directors has determined that each member of the Audit Committee is independent as described in applicable Nasdaq listing standards. The Board of Directors has also determined that Richard F. Wallman is an “audit committee financial expert” as described in applicable SEC rules. A copy of the Audit Committee’s charter is publicly available on the Company’s website at http://www.ariba.com/company/investor_governance.cfm

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company’s outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act (“Section 16(a)”), which require them to file reports with respect to their ownership of Common Stock and their transactions in Common Stock. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their fiscal year 2003 transactions in the Common Stock and their Common Stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for fiscal year 2003, the Company believes that all reporting requirements under Section 16(a) were met in a timely manner by the persons who were executive officers, members of the Board of Directors or greater than 10% stockholders during such fiscal year.

Code of Ethics

The Company has adopted a Code of Business Conduct which applies to all directors, officers and employees. A copy of the Company’s code of ethics is publicly available on the Company’s website at http://www.ariba.com/company/investor_governance.cfm

ITEM 11.  EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation earned by the Company’s Chief Executive Officer and the four other most highly compensated executive officers who were serving as such as of September 30, 2003 (collectively, the “Named Officers”).

Summary Compensation Table

		Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary($)(1)	Bonus($)		Other Annual Compensation($)		Restricted Stock Awards($)(2)		Securities Underlying Options(#)		All Other Compensation($)
Robert M. Calderoni(3) Chairman of the Board of Directors, President and Chief Executive Officer; former Executive Vice President and Chief Financial Officer	2003 2002 2001	600,000 594,318 270,455	336,352 404,480 2,266,250	(4) (5)	2,323,495 2,388,351 0	(6) (6)	0 0 0		0 7,000,000 2,500,000		300 300 0	(7) (7)

Kevin S. Costello(8) Executive Vice President, Ariba Solutions Delivery	2003 2002 2001	450,000 164,063 0	223,780 150,000 0		388,627 0 0	(9)	0 386,250 0	(10)	500,000 1,500,000 0		15,300 88 0	(11) (7)

James W. Frankola(12) Executive Vice President and Chief Financial Officer	2003 2002 2001	450,000 431,250 0	275,625 150,000 0		1,029,875 0 0	(13)	0 0 0		250,000 1,500,000 0		270 236 0	(7) (7)

Michael A. Schmitt Executive Vice President and Chief Marketing Officer	2003 2002 2001	450,000 450,000 165,972	126,282 151,720 93,089	(14) (15)	0 0 0		0 402,000 481,250	(16) (17)	250,000 1,500,000 875,000		450 413 0	(7) (7)

John D. True(18) Executive Vice President of Worldwide Sales	2003 2002 2001	391,417 275,000 225,000	115,000 250,307 157,332		0 0 0		0 497,000 790,250	(19) (20)	0 2,091,331 140,000	(21)	270 270 0	(7) (7)

(1)	Salary includes amounts deferred under the Company’s 401(k) Plan.

(2)	The Company does not plan to pay dividends on its Common Stock, but the restricted shares shown in this column are eligible to receive dividends to the same extent as other shares of Common Stock.

(3)	Mr. Calderoni was appointed President and Chief Executive Officer in October 2001.

(4)	Includes $1,352 for President’s Club achievement.

(5)	Includes $4,480 for President’s Club achievement.

(6)	As described below under “Employment Contracts, Termination of Employment and Change in Control Arrangements,” Mr. Calderoni obtained a $4,000,000 loan from an entity affiliated with Keith Krach, the former Chairman of the Board of Directors and co-founder of the Company. The loan, along with accrued interest, is expected to be forgiven over four years, conditioned upon Mr. Calderoni’s continued employment with the Company. Although the loan was made by a third party, the amount forgiven each year is treated as compensation to Mr. Calderoni from the Company. In addition, the Company has entered into an agreement with Mr. Calderoni under which he is entitled to receive annual cash payments from the Company during the years 2001 through 2004. The amount of each payment will be calculated to compensate Mr. Calderoni for the income taxes that he will incur as the result of the loan forgiveness and the tax reimbursement payment. The amount shown for 2002 represents $1,163,351 of third-party loan forgiveness and a Company tax reimbursement payment of $1,225,000. The amount shown for 2003 represents $1,152,100 of third-party loan forgiveness and a Company tax reimbursement payment of $1,171,395.

(7)	Represents amounts paid by the Company on behalf of the Named Officer for group term life insurance.

(8)	Mr. Costello joined Ariba and was appointed Executive Vice President on May 21, 2002.

(9)	Represents $388,627 of loan forgiveness.

(10)	Mr. Costello was granted 125,000 shares of restricted stock on May 21, 2002. Pursuant to the terms of his restricted stock agreement, these shares would vest in their entirety on May 21, 2007 subject to Mr. Costello’s continued employment with the Company. In addition, 50% of the shares were subject to earlier vesting upon Mr. Costello’s achievement of certain milestones established by the Company’s Chief Executive Officer, and the remaining 50% were subject to earlier vesting upon the achievement of certain revenue-based objectives by Mr. Costello’s business unit. 62,500 of the restricted shares vested on August 2, 2002 upon Mr. Costello’s achievement of the established milestones. As of September 30, 2002, Mr. Costello held 62,500 unvested shares of restricted stock having a value on that date of $84,375.

(11)	Represents $300 paid by the Company on behalf of Mr. Costello for group term life insurance and $15,000 for tax preparation expenses.

(12)	Mr. Frankola’s employment with the Company began October 16, 2001, and he was appointed Executive Vice President and Chief Financial Officer on December 3, 2001.

(13)	Represents $1,024,854 of loan forgiveness. Also includes a Company tax reimbursement payment of $5,021 in connection with a relocation benefit.

(14)	Includes $657 for President’s Club achievement.

(15)	Includes $1,720 for President’s Club achievement.

(16)	Mr. Schmitt was granted 100,000 shares of restricted stock on December 3, 2001. Pursuant to the terms of his restricted stock agreement and subject to his continued employment with the Company, 16,667 of these shares would vest on February 26, 2002, 16,667 of these shares would vest on the first permissible trading day (as defined in his restricted stock agreement) after June 30, 2002, and 33,333 of these shares would vest on each of the first permissible trading days after June 30, 2003 and June 30, 2004. 16,667 of these shares vested on each of February 26, 2002 and July 26, 2002. An additional 33,333 shares vested on July 25, 2003. As of September 30, 2003, Mr. Schmitt held 33,333 unvested shares of restricted stock having a value on that date of $101,332.

(17)	100,000 shares of restricted stock granted to Mr. Schmitt on April 4, 2001, having a value of $481,250 as of that date, were cancelled on December 3, 2001.

(18)	Mr. True joined the Company on January 20, 2000 and was appointed Executive Vice President on September 3, 2002.

(19)	Mr. True was granted 50,000 shares of restricted stock on October 1, 2001. Pursuant to the terms of his restricted stock agreement and subject to his continued employment with the Company, 16,667 of these shares would vest on the first permissible trading day (as defined in his restricted stock agreement) after March 17, 2002, an additional 16,667 of these shares would vest on the first permissible trading day after September 17, 2002, and the remaining 16,666 of these shares would vest on the first permissible trading day after September 17, 2003. 16,667 of these shares vested on each of April 26, 2002 and October 25, 2002. In addition, Mr. True was granted 100,000 shares of restricted stock on December 3, 2001. Pursuant to the terms of his restricted stock agreement and subject to his continued employment with the Company, 33,334 of these shares would vest on the first permissible trading day after June 30, 2002 and an additional 33,333 of these shares would vest on each of the first permissible trading days after June 30, 2003 and June 30, 2004. As of September 30, 2003, Mr. True held 99,990 unvested shares of restricted stock having a value on that date of $303,970.

(20)	100,000 shares of restricted stock granted to Mr. True on April 4, 2001, having a value of $481,250 as of that date, were cancelled on December 3, 2001.

(21)	These stock options were cancelled on May 14, 2001 in connection with the Company’s stock option exchange program.

Option Grants in Last Fiscal Year

The following table contains information concerning the stock option grants made to each of the Named Officers for the fiscal year ended September 30, 2003. No stock appreciation rights were granted during such year.

Name	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
	Number of Securities Underlying Options Granted(#)	% of Total Options Granted to Employees in 2003(1)	Exercise Price Per Share ($/Sh.)	Expiration Date
					5%($)	10%($)
Robert M. Calderoni	0	n/a	n/a	n/a	n/a	n/a
Kevin S. Costello	500,000	3.89%	$3.12	3/19/2013	$981,076	$2,486,238
James W. Frankola	250,000	1.95%	$2.80	1/22/2013	$440,226	$1,115,629
Michael A. Schmitt	250,000	1.95%	$2.80	1/22/2013	$440,226	$1,115,629
John D. True	0	n/a	n/a	n/a	n/a	n/a

(1)	Based on an aggregate of 12,838,250 options granted in the fiscal year.

(2)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company’s securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

Terms of Options. The exercise price for each option may be paid in cash or in shares of Common Stock valued at fair market value on the exercise date. The Board of Directors or its Compensation Committee has the discretionary authority to reprice the options through the cancellation of those options and the grant of replacement options with an exercise price based on the fair market value of the option shares on the regrant date. The options have a maximum term of 10 years measured from the option grant date, subject to earlier termination in the event that the optionee’s service with the Company terminates.

Vesting of Options. The option granted to Mr. Costello vests in equal monthly increments over the 48 months of continuous service following March 20, 2003. The options granted to Mr. Frankola vest in equal monthly increments over the 36 months of continuous service following January 23, 2003. The options granted to Mr. Schmitt vest in equal monthly increments over the 36 months of continuous service following January 23, 2003.

Acceleration of Vesting. Under each of the options, the option shares will vest upon an acquisition of the Company by merger or asset sale, unless the acquiring company assumes the options. In addition, if a change in control occurs within 12 months after the optionee’s vesting start date, then the option will vest as to an additional number of shares as if the optionee had been in service 12 additional months. If a change in control occurs more than 12 months after the optionee’s vesting start date, then the option will vest as to the lesser of (a) 50% of the then remaining unvested portion of the option or (b) the excess of 75% of the total number of shares originally subject to the option over the number of shares that had already vested. Each option will fully vest if, within 12 months after a change in control, the optionee’s employment or service is terminated without cause or the optionee resigns after he or she, without his or her consent, is subject to a material reduction in responsibility, a reduction in level of compensation or a relocation of place of employment by more than 50 miles. However, in the case of individuals who have entered into Severance Agreements with the Company, the acceleration provisions of the Severance Agreements supersede the provisions described here. See “Employment Contracts, Termination of Employment and Change in Control Arrangements” below.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning option exercises in fiscal year 2003 and option holdings as of September 30, 2003 with respect to each of the Named Officers. No stock appreciation rights were outstanding at the end of that year.

Name	Shares Acquired on Exercise(#)	Value Realized (Market Price at Exercise Less Exercise Price)($)	Number of Securities Underlying Unexercised Options at September 30, 2003(#)		Value of Unexercised In-the-Money Options at September 30, 2003($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert M. Calderoni	0	0	6,416,666	3,083,334	$185,833	$94,167
Kevin S. Costello	0	0	593,750	1,406,250	n/a	n/a
James W. Frankola	0	0	774,306	975,694	401,458	468,542
Michael A. Schmitt	0	0	1,372,536	1,044,464	794,050	609,630
John D. True	0	0	818,165	1,273,166	474,887	945,463

(1)	Based on the fair market value per share of the Company’s Common Stock at September 30, 2003 ($3.04) less the exercise price payable for such shares.

Director Compensation

Members of the Company’s Board of Directors receive a retainer of $25,000 per year, paid in quarterly installments. In addition, the chair of each committee of the Board of Directors receives an annual retainer of $3,500, also paid in quarterly installments. Directors are entitled to a fee of $2,500 for each meeting of the Board of Directors that they attend and a fee of $1,000 for each meeting of a committee of the Board of Directors. Directors may elect to convert from 50% to 100% of their cash compensation into shares of the Company’s Common Stock or options to purchase such shares. The shares or options are granted automatically as of the last day of the quarter in which the cash compensation was earned. Cash is converted into shares based on the closing price of the Company’s stock on the last trading day in the quarter and into options based on the option valuation method used by the Company in preparing the notes to its financial statements. The options have an exercise price equal to 100% of the closing price of the Company’s stock on the last trading day in the quarter. The option term is 10 years, except that the options expire 12 months after the director’s service terminates for any reason. Shares or options received in lieu of cash compensation are fully vested.

Non-employee directors are eligible for option grants pursuant to the provisions of the 1999 Directors’ Stock Option Plan. Under the 1999 Directors’ Stock Option Plan, each new non-employee director will be granted an option to purchase 75,000 shares on the date such individual joins the Board of Directors, provided such individual has not been in the prior employ of the Company. In addition, at each annual meeting, each individual who will continue serving as a non-employee director thereafter will receive an additional option grant to purchase 15,000 shares of Common Stock, whether or not such individual has been in the prior employ of the Company. However, a director will not receive a 15,000-share annual grant in the calendar year in which he received the 75,000-share initial grant. The option price for each option grant under the 1999 Directors’ Stock Option Plan will be equal to the fair market value per share of Common Stock on the automatic grant date. Each initial grant will become exercisable for one-third of the shares after the director completes each of his or her first three years of service on the Company’s Board of Directors. The initial grants become exercisable for all shares if the Company is subject to a change in control. Each annual option grant is fully exercisable on the grant date. Pursuant to the 1999 Directors’ Stock Option Plan, Mr. Knowling was granted options to purchase 10,000 shares of Common Stock on March 18, 2002, Mr. Wallman was granted an option to purchase 75,000 shares of Common Stock on October 28, 2002, Mr. Kashnow was granted an option to purchase 75,000 shares of Common Stock on April 30, 2003, each of Messrs. Knowling and Wallman were granted options to purchase 15,000 shares of Common Stock on June 30, 2003, and Mr. Monahan was granted an option to purchase 75,000 shares of Common Stock on July 25, 2003.

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

Employment Contracts, Termination of Employment and Change in Control Arrangements

The Compensation Committee, as administrator of the Company’s stock option plans, may provide for accelerated vesting of the shares of Common Stock subject to outstanding options held by any executive officer or director of the Company in connection with certain changes in control of the Company. The accelerated vesting may be conditioned on the termination of the individual’s employment following the change in control event.

The Company entered into an agreement with Robert M. Calderoni, its Director, President and Chief Executive Officer, under which he is entitled to receive annual cash payments from the Company during the years 2001 through 2004. The amount of each payment will be calculated to compensate Mr. Calderoni for income taxes that he will incur as the result of the forgiveness of certain indebtedness to an entity affiliated with Keith Krach, the former Chairman of the Board of Directors and co-founder of the Company. The aggregate principal amount of such indebtedness is $4,000,000, and it is expected to be forgiven along with accrued interest, over four years, conditioned upon his continued employment with the Company. For the year ended September 30, 2003, the loan forgiveness amount was $1,152,100 and the tax reimbursement payment amounted to $1,171,395, and the amounts are expected to decrease gradually over the remaining term. The entire amount of the indebtedness will be forgiven if the Company is subject to a change in control, if Mr. Calderoni’s employment is terminated by the Company without cause, if his employment terminates because of his death or disability or if he resigns after the Company, without his consent, has materially reduced his responsibilities, has reduced his base salary or target bonus or has relocated his place of employment by more than 25 miles. If the forgiveness of indebtedness is accelerated, the Company’s payments will be accelerated as well.

The Company also entered into a severance agreement with Mr. Calderoni. If the Company terminates his employment for a reason other than cause or disability, the severance agreement provides for a continuation of his cash compensation (base salary plus target bonus) for 18 months, for 18 months of additional service credit for purposes of determining the vested portion of his options and restricted shares and for an opportunity to exercise his options during the 18-month period starting on his termination date. However, if within 12 months after the Company has been subject to a change in control, the Company terminates his employment for a reason other than cause or disability or he resigns after the Company or its successor, without his consent, has failed to appoint him as the chief executive officer of a public corporation, has reduced his compensation or has relocated his place of employment by more than 50 miles, then the severance agreement provides for a severance payment equal to 250% of his annual cash compensation (base salary plus target bonus), for full vesting of his options and restricted shares and for an opportunity to exercise his options during the 30-month period starting on his termination date. Certain benefits under the severance agreement are contingent on Mr. Calderoni’s executing a general release of claims and complying with certain restrictive covenants. The agreement also provides that the Company will reimburse Mr. Calderoni, on a tax-adjusted basis, for the excise tax on “excess parachute payments.”

The Company entered into an agreement with James W. Frankola, its Executive Vice President and Chief Financial Officer, that provides for an unsecured loan from the Company to Mr. Frankola in the amount of $1,500,000. The principal amount of the loan and accrued interest becomes payable in full immediately after Mr. Frankola’s employment with the Company terminates for any reason other than a termination by the Company without cause. Further, the agreement provides that one-third of the principal amount and all accrued interest will be forgiven upon Mr. Frankola’s completion of 12 months of continuous service with the Company as its Chief Financial Officer, and that the balance will be forgiven in equal monthly installments over the following 24 months of continuous service as the Company’s Chief Financial Officer.

The Company also entered into a severance agreement with Mr. Frankola. If the Company terminates his employment for a reason other than cause or disability or if he resigns after the Company, without his consent, has required that he serve in any position other than Chief Financial Officer or Chief Executive Officer, has reduced his compensation or has relocated his place of employment by more than 50 miles, then the severance agreement provides for a continuation of his cash compensation (base salary plus target bonus) for 12 months, for 12 months of additional service credit for purposes of determining the vested portion of his options and restricted shares and for an opportunity to exercise his options during the 12-month period starting on his termination date. However, if within 12 months after the Company has been subject to a change in control, the Company terminates his employment for a reason other than cause or disability or he resigns after the Company or its successor, without his consent, has failed to appoint him as the Chief Financial Officer of a public corporation, has reduced his compensation or has relocated his place of employment by more than 50 miles, then the severance agreement provides for a severance payment equal to 200% of his annual cash compensation (base salary plus target bonus), for full vesting of his options and restricted shares and for an opportunity to exercise his options during the 24-month period starting on his termination date. Certain benefits under the severance agreement are contingent on Mr. Frankola’s executing a general release of claims and complying with certain restrictive covenants. The agreement also provides that the Company will reimburse Mr. Frankola, on a tax-adjusted basis, for the excise tax on “excess parachute payments,” but only to the extent that the excise tax is attributable to the cash severance payment.

The Company entered into an agreement with Kevin S. Costello, its Executive Vice President of Sales and Solutions, that provides for two unsecured loans from the Company to Mr. Costello in the aggregate amount of $1,000,000. The principal amounts of the loans and accrued interest immediately become payable in full if Mr. Costello’s employment with the Company terminates. The agreement provides that the principal amounts and all accrued interest will be forgiven in full if the Company is subject to a change in control or if Mr. Costello resigns from the Company within 12 months after (a) the Company, over his written objection, has required him to report to anyone other than the Company’s Chief Executive Officer, (b) the Company has reduced his base salary below his starting salary, or (c) the Company, over his written objection, has required that he relocate his principal place of employment more than 50 miles from the location where he commenced his employment. Further, the agreement provides that one-third of the principal amounts and all accrued interest will be forgiven upon Mr. Costello’s completion of 12 months of continuous full-time service with the Company, and that the balances will be forgiven in equal monthly installments over the following 24 months of continuous full-time service with the Company.

The Company also entered into a severance agreement with Mr. Costello. If the Company terminates his employment for a reason other than cause or disability or if he resigns after the Company, without his consent, has required that he report to anyone other than the Company’s Chief Executive Officer or Board of Directors, has reduced his compensation or has relocated his place of employment by more than 50 miles, then the severance agreement provides for a continuation of his cash compensation (base salary plus target bonus) for 12 months, for 12 months of additional service credit for purposes of determining the vested portion of his options and restricted shares and for an opportunity to exercise his options during the 12-month period starting on his termination date. However, if within 12 months after the Company has been subject to a change in control, the Company terminates his employment for a reason other than cause or disability or he resigns after the Company or its successor, without his consent, has required that he report to anyone other than the Company’s Chief Executive Officer or Board of Directors, has reduced his compensation or has relocated his place of employment by more than 50 miles, then the severance agreement provides for a severance payment equal to 250% of his annual cash compensation (base salary plus target bonus), for full vesting of his options and restricted shares and for an opportunity to exercise his options during the 30-month period starting on his termination date. Certain benefits under the severance agreement are contingent on Mr. Costello’s executing a general release of claims and complying with certain restrictive covenants. The agreement also provides that the Company will reimburse Mr. Costello, on a tax-adjusted basis, for the excise tax on “excess parachute payments,” but only to the extent that the excise tax is attributable to the cash severance payment.

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

The Company entered into a severance agreement with John True, its Executive Vice President of Worldwide Sales. If the Company notifies him prior to March 31, 2004, that his employment will be terminated (such termination to be effective any day up to the later of April 30, 2004 or 60 days from the notice) for a reason other than cause or disability, then the agreement provides for a continuation of his cash compensation (base salary plus bonus) and vesting service credit through October 31, 2004. If the Company terminates his employment for a reason other than cause or disability on a date subsequent to March 31, 2004, or if he resigns within 12 months after the Company, without his consent, has required that he report to anyone other than the Company’s Chief Executive Officer, President, Chief Operating Officer or Executive Vice President of Sales and Solutions, has reduced his base salary, or has significantly reduced his employment responsibilities for global software sales and services, then the agreement provides for a continuation of his cash compensation (base salary plus bonus) for 12 months and for 12 months of additional service credit for purposes of determining the vested portion of his options and restricted shares. If he resigns prior to May 1, 2004, for a reason not described above, then the agreement provides for a continuation of his cash compensation for six months and for six months of additional vesting service credit. Under the agreement, Mr. True is also subject to certain restrictive covenants.

Compensation Committee Report

The Compensation Committee of the Board of Directors (the “Committee”) has the authority to establish the level of base salary payable to the Chief Executive Officer (the “CEO”) and the other executive officers of the Company and to administer the Company’s 1999 Equity Incentive Plan and Employee Stock Purchase Plan. In addition, the Committee has the responsibility for approving the individual bonus programs to be in effect for the CEO and the other executive officers. The Committee is comprised of non-employee directors and acts periodically to evaluate the effectiveness of the compensation program in linking Company performance and executive pay. Additionally, the Committee or the Board of Directors is routinely consulted to approve the compensation package of a newly hired executive or of an executive whose scope of responsibility has changed significantly.

For the fiscal year ended September 30, 2003, the process utilized by the Committee in determining executive officer compensation levels was based on market data and the subjective judgment of the Committee. Additionally, the recommendations of the CEO were considered with respect to the compensation of the Company’s key executive officers. However, the Committee made the final compensation decisions concerning such officers.

General Compensation Policy. The objective of the Company’s executive compensation program is to align executive compensation with the Company’s long-term and short-term business objectives and performance. Additionally, executive compensation is designed to enable the Company to attract, retain, and motivate qualified executives who are able to contribute to the long-term success of the Company. The following specific strategies are utilized to guide the Company’s executive compensation decisions:

•	Risk and Reward. A significant portion of an executive’s compensation should be tied to his or her performance and contributions to the success of the Company.

•	Pay for Performance. If an executive performs above expectations, then the executive should be rewarded with a higher level of total compensation. Similarly, if performance is below expectations, then there should be a lower level of total compensation, including the possibility of no variable compensation.

•	Compensate Competitively. The Company should compare its compensation programs to those of other companies in similar industries and establish compensation programs that are substantially at market allowing the Company to attract and retain the executive talent it needs.

During fiscal year 2003, the Company’s executive compensation program included these key elements:

•	Base Salary. The Committee establishes the base salaries of its executives based on competitive market practices. Additionally, each executive’s base pay is considered relative to their total compensation package, including cash incentives and equity-based incentives. During fiscal year 2003, none of the Company’s seven executives received a base salary increase.

•	Cash-Based Incentives. During fiscal year 2003, five executives of the Company participated in a cash incentive program under which payment was made based upon the Company’s revenue and net income. Two executives of the Company participated in a cash incentive program under which payment was made based upon the Company’s software bookings, services bookings and net income.

•	Equity-Based Incentives. Stock options and restricted stock awards are designed to align the interests of each executive with those of the stockholders. Each year, the Committee considers the grant of stock options and restricted stock awards to executives. The Committee believes that such awards provide added incentive for executives to influence the strategic direction of the Company and to create and grow value for customers, stockholders and employees. Options are granted with exercise prices equal to or greater than the fair market value of the stock at the time of grant and typically have three- to four-year vesting periods, contingent upon the executive’s continued employment with the Company. The number of stock option shares that are granted to individual executives is based on demonstrated performance. During fiscal year 2003, three executive officers, Messrs. Schmitt, Frankola and Costello, were granted options to purchase 250,000, 250,000 and 500,000 shares, respectively, of Company common stock as part of an initiative to incent and retain executives.

CEO Compensation. Mr. Calderoni received an annual base salary of $600,000. In addition, Mr. Calderoni received a benefit of $1,152,100 reflecting partial forgiveness of a loan and its accrued interest, from an entity controlled by Keith Krach. Furthermore, Mr. Calderoni received an additional payment of $1,171,395, which was calculated to make him whole for the income taxes he incurred as the result of the forgiveness of the loan and such bonus. The remaining component of the CEO’s 2003 fiscal year incentive cash compensation, a bonus of $335,000, was entirely dependent upon the Company’s performance, was not guaranteed, and was based on the same incentive plan that applied to four other executive officers.

Limitation on Tax Deductions. Under the federal tax laws, a publicly held company may not claim a federal income tax deduction for compensation paid to certain executive officers to the extent that the compensation exceeds $1 million per officer in any year. To qualify for an exemption from the $1 million deduction limitation, the stockholders approved a limitation under the 1999 Equity Incentive Plan on the maximum number of shares for which a participant may be granted stock options in any calendar year. Because this limitation was adopted, any compensation deemed paid to an executive officer when he or she exercises an option with an exercise price that is at least equal to the fair market value of the option shares on the grant date should qualify as performance-based compensation and should not be subject to the $1 million limitation. Other components of the named executive officers’ compensation are subject to the $1 million limitation. In light of the Company’s substantial net operating loss carryforwards, the impact of any loss of federal income tax deductions is expected to be deferred.

Submitted by the Compensation Committee of the Board of Directors:

Richard A. Kashnow, Chair

Thomas F. Monahan

Richard F. Wallman

Compensation Committee Interlocks and Insider Participation

The Compensation Committee was formed in April 1999, and the current members of the Compensation Committee are Messrs. Kashnow, Monahan and Wallman. None of these individuals was at any time during fiscal year 2003, or at any other time, an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on the Company’s Common Stock between June 23, 1999 (the date the Common Stock commenced public trading) and September 30, 2003, with the cumulative total return of (i) the Morgan Stanley High Tech Index (the “MSH Index”) and (ii) the Standard and Poor’s 500 Index (the “S&P Index”), over the same period. This graph assumes the investment of $100.00 on June 23, 1999 in the Common Stock, or on May 31, 1999 in the MSH Index and the S&P Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. The Company cautions that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of the Common Stock. Information used in the graph was obtained from Bloomberg, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

The Company effected its initial public offering of Common Stock on June 22, 1999 at a price of $5.75 per share (as adjusted to reflect the stock splits in 1999 and 2000). The graph above, however, commences with the closing price of $22.50 per share (as adjusted to reflect these stock splits) on June 23, 1999—the date the Company’s Common Stock commenced public trading.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth as of September 30, 2003 certain information regarding our equity compensation plans.

	A		B		C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	46,695,263		$3.43		44,945,808	(1)
Equity compensation plans not approved by security holders(2)	967,129	(3)	$56.11	(3)	10,518,821	(4)

Total	47,662,392		$4.50		55,464,629

(1)	Includes 19,567,856 shares available for future purchase under the Ariba, Inc. Employee Stock Purchase Plan. Securities available for future issuance under the Ariba, Inc. 1999 Equity Incentive Plan (the “Incentive Plan”) may, in addition to stock options, include shares of restricted common stock, stock units, and stock appreciation rights. The number of shares reserved for issuance under the Incentive Plan automatically increases annually on January 1 (until and including 2005) by the lesser of 20,000,000 shares or 5% of the total number of shares of common stock outstanding on that date.

(2)	See Note 9 of Notes to Consolidated Financial Statements for a narrative description of these plans.

(3)	Includes 600,000 shares of common stock underlying a warrant with an exercise price of $87.50 per share, which was issued in March 2000 in connection with a sales and marketing alliance agreement with a third party. Also includes 367,129 shares of common stock issuable pursuant to awards outstanding under equity compensation plans assumed by the Company in connection with its fiscal year 2000 acquisitions of TradingDynamics, Tradex, and SupplierMarket.com (the “Assumed Plans”). The weighted average exercise price of awards outstanding under the Assumed Plans is $4.81.

(4)	Represents shares available for future issuance under the Assumed Plans. Securities available for future issuance under the Tradex 1999 Employee Stock Option/Stock Issuance Plan, which the Company assumed in connection with its fiscal year 2000 acquisition of Tradex, include shares of restricted common stock.

Beneficial Ownership Table

The following table sets forth, as of December 31, 2003, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s directors and the executive officers named in the Summary Compensation Table below and (iii) all current directors and executive officers as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

	Shares Beneficially Owned as of December 31, 2003(1)
Beneficial Owner*	Number of Shares	Percentage of Class
Keith J. Krach(2)	14,663,436	5.4%
Robert M. Calderoni(3)	7,578,554	2.7%
Thomas F. Monahan	0	*	*
Richard A. Kashnow	0	*	*
Robert E. Knowling, Jr.(4)	110,000	*	*
Richard F. Wallman(5)	47,971	*	*
Kevin S. Costello(6)	862,166	*	*
James W. Frankola(7)	982,662	*	*
Michael A. Schmitt(8)	1,890,406	*	*
John D. True(9)	1,404,630	*	*
All current directors and executive officers as a group (11 people)(10)	27,539,825	9.7%

*	These beneficial owners can be reached at Ariba, Inc., 807 11th Avenue, Sunnyvale, California 94089.

**	Less than 1% of the outstanding shares of Common Stock.

(1)	The number of shares of Common Stock deemed outstanding includes shares issuable pursuant to stock options that may be exercised within 60 days of December 31, 2003.

(2)	Consists of 10,936,546 shares held by Keith and Jennifer Krach, Trustees of the Krach Family Trust, 113,445 shares held by Keith Krach Trustee of the Jennifer S. Krach Annuity Trust, 113,445 shares held by Keith Krach, Trustee of the Keith Krach Annuity Trust, and 3,500,000 shares held by Boilermaker I Limited Partnership.

(3)	Includes 16,054 shares owned by Mr. Calderoni and options exercisable for 7,562,500 shares of Common Stock within 60 days of December 31, 2003.

(4)	Includes options exercisable for 110,000 shares of Common Stock within 60 days of December 31, 2003.

(5)	Includes 800 shares owned by Amy and Richard Wallman, 7,171 shares owned by Mr. Wallman and options exercisable for 40,000 shares of Common Stock within 60 days of December 31, 2003.

(6)	Includes 60,083 shares owned by Mr. Costello and options exercisable for 802,083 shares of Common Stock within 60 days of December 31, 2003.

(7)	Includes 17,384 shares owned by Mr. Frankola and options exercisable for 965,278 shares of Common Stock within 60 days of December 31, 2003.

(8)	Includes 50,001 shares owned by Mr. Schmitt and options exercisable for 1,707,072 shares of Common Stock within 60 days of December 31, 2003, and 133,333 shares subject to forfeiture as of December 31, 2003.

(9)	Includes 186,633 shares owned by Mr. True and options exercisable for 1,084,665 shares of Common Stock within 60 days of December 31, 2003, and 133,332 shares subject to forfeiture as of December 31, 2003.

(10)	Includes options exercisable for an aggregate of 12,271,598 shares of Common Stock within 60 days of December 31, 2003, and 266,665 shares subject to forfeiture as of December 31, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s certificate of incorporation limits the liability of the Company’s directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

The Company’s bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. The Company has entered into indemnification agreements with its executive officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Pursuant to these agreements, the Company has advanced or indemnified, and may advance or indemnify in the future certain directors and officers for fees and expenses incurred by them in connection with the internal review resulting in the restatement of its consolidated financial statements, related legal proceedings and other matters.

As previously reported, beginning January 27, 2003, following the Company’s announcement that it would restate its financial statements, several shareholder derivative actions were filed in the Superior Court of California for the County of Santa Clara against certain of the Company’s current and former officers and directors and against the Company as nominal defendant. These actions were filed by stockholders purporting to assert, on the Company’s behalf, claims for breach of fiduciary duties, aiding and abetting, violations of the California insider trading law, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and contribution and indemnification. Specifically, the claims are based on the Company’s acquisition activity and related accounting implemented by the defendants, the alleged understatement of compensation expenses as reflected in the Company’s then proposed restatement, the alleged insider trading by certain defendants, the existence of the restatement class action litigation, in which the Company is alleged to be liable to defrauded investors, and the allegedly excessive compensation paid by the Company to one of the Company’s officers, as reflected in the Company’s then proposed restatement. The complaints seek the payment by the defendants to the Company of damages allegedly suffered by the Company, as well as other relief.

The Company entered into an agreement with Robert M. Calderoni, its Director, President and Chief Executive Officer, under which he is entitled to receive annual cash payments from the Company during the years 2001 through 2004. The amount of each payment will be calculated to compensate Mr. Calderoni for income taxes that he will incur as the result of the forgiveness of certain indebtedness to an entity affiliated with Keith Krach, the former Chairman of the Board of Directors and co-founder of the Company. The aggregate principal amount of such indebtedness is $4,000,000, and it is expected to be forgiven along with accrued interest, over four years, conditioned upon his continued employment with the Company. For the year ended September 30, 2003, the loan forgiveness amount was $1,152,100 and the tax reimbursement payment amounted to $1,171,395, and the amounts are expected to decrease gradually over the remaining term. The entire amount of the indebtedness will be forgiven if the Company is subject to a change in control, if Mr. Calderoni’s employment is terminated by the Company without cause, if his employment terminates because of his death or disability or if he resigns after the Company, without his consent, has materially reduced his responsibilities, has reduced his base salary or target bonus or has relocated his place of employment by more than 25 miles. If the forgiveness of indebtedness is accelerated, the Company’s payments will be accelerated as well.

The Company entered into an agreement with James W. Frankola, its Executive Vice President and Chief Financial Officer, in October 2001 which provides for an unsecured loan from the Company to Mr. Frankola in the amount of $1,500,000 at an annual interest rate of 3.55%. The principal amount of the loan and accrued interest becomes payable in full immediately after Mr. Frankola’s employment with the Company terminates for any reason other than a termination by the Company without cause. Further, the agreement provides that one-third of the principal amount and all accrued interest will be forgiven upon Mr. Frankola’s completion of 12 months of continuous service with the Company as its Chief Financial Officer, and that the balance will be forgiven in equal monthly installments over the following 24 months of continuous service as the Company’s Chief Financial Officer. The largest aggregate amount of the loan outstanding during fiscal year 2003 was $1,553,104. As of December 31, 2003, $417,356 remained outstanding.

The Company entered into an agreement with Kevin S. Costello, its Executive Vice President, Ariba Solutions Delivery, in April 2002 which provides for two unsecured loans from the Company to Mr. Costello, the first in the amount of $600,000 at an annual interest rate of 3.21% and the second in the amount of $400,000 at an annual interest rate of 3.18%. The principal amounts of the loans and accrued interest immediately become payable in full if Mr. Costello’s employment with the Company terminates. The agreement provides that the principal amounts and all accrued interest will be forgiven in full if the Company is subject to a change in control or if Mr. Costello resigns from the Company within 12 months after (a) the Company, over his written objection, has required him to report to anyone other than the Company’s Chief Executive Officer, (b) the Company has reduced his base salary below his starting salary, or (c) the Company, over his written objection, has required that he relocate his principal place of employment more than 50 miles from the location where he commenced his employment. Further, the agreement provides that one-third of the principal amounts and all accrued interest will be forgiven upon Mr. Costello’s completion of 12 months of continuous full-time service with the Company, and that the balances will be forgiven in equal monthly installments over the following 24 months of continuous full-time service with the Company. The largest aggregate amounts of the loans outstanding during fiscal year 2003 were $619,260 and $412,720 respectively. As of December 31, 2003, $283,662 and $178,139 remained outstanding, respectively.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2002 and 2003, and fees billed for other services rendered by KPMG LLP.

	2002	2003
Audit fees	$568,899	$598,730
Restatement fees(1)	1,914,500	314,990

Total audit fees	2,483,399	913,720
Audit related fees(2)	166,245	219,208

Audit and audit related fees	2,649,644	1,132,928
Tax fees(3)	677,365	666,207
All other fees(4)	—	13,582

Total fees	$3,327,009	$1,812,717

(1)	Services provided in connection with the restatement of the Company’s consolidated financial statements. Restatement fees for 2002 are for services performed through May 13, 2003, as noted in the 2002 Proxy. Restatement fees in 2003 are for services performed subsequent to May 13, 2003, but relate to the same restatement discussed in Part 1, Item 1 of amendment no. 2 of Form 10-K/A.

(2)	Audit related fees consisted of Webtrust certification and due diligence services.

(3)	Tax fees consisted of fees for tax consultation and tax compliance services.

(4)	All other fees principally consisted of fees for international office registration services.

The non-audit services provided by KPMG are permissible non-audit services within the meaning of Section 10A(g) of the Securities Exchange Act of 1934.

Section 10A(i)(1) of the Exchange Act requires that all audit and non-audit services to be performed by the Company’s principal accountants be approved in the advance by the Audit Committee of the Board of Directors, subject to certain exceptions relating to non-audit services accounting for less than five percent of the total fees paid to its principal accountants which are subsequently ratified by the Audit Committee (the “De Minimus Exception”). Pursuant to Section 10A(i)(1) of the Exchange Act, the Audit Committee has established procedures by which it pre-approves such services at each regularly scheduled meeting. In addition, pursuant to Section 10A(i)(3) of the Exchange Act, the Audit Committee has established procedures by which the Chairperson of the Audit Committee may pre-approve such services provided the Chairperson report the details of the services to the full Audit Committee at its next regularly scheduled meeting. None of the non-audit services described above were performed pursuant to the De Minimus Exception during the periods in which the pre-approval requirement has been in effect.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, who is duly authorized, in the City of Sunnyvale, State of California on this 27th day of January, 2004.

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
James W. Frankola Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT M. CALDERONI Robert M. Calderoni	President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	January 27, 2004

/s/ JAMES W. FRANKOLA James W. Frankola	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 27, 2004

* Richard F. Wallman	Director	January 27, 2004

* Robert E. Knowling, Jr.	Director	January 27, 2004

* Richard Kashnow	Director	January 27, 2004

*By:	/s/ JAMES W. FRANKOLA

(James W. Frankola, Attorney-in-Fact)

EXHIBIT INDEX

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which are incorporated herein by reference to Exhibit 3.1 to Registrant’s 10-K dated December 29, 2000).

3.2		Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.4 to the Registrant’s Form S-1 Registration No. 333-76953).

4.1		Amended and Restated Investors’ Rights Agreement dated April 17, 1998 (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-1 Registration No. 333-76953).

4.2		Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).

4.3		Amended and Restated Investors’ Rights Agreement dated June 7, 1999 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-1 Registration No. 333-76953).

4.4		First Amended and Restated Shareholders Agreement dated December 10, 2001, by and among SOFTBANK Corp., SOFTBANK EC Holdings Corp., the Registrant and Nihon Ariba K.K. (which is incorporated herein by reference to Exhibit 4.4 to the Registrant’s Form 10-Q dated February 14, 2002).

10.1		Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).

10.2		1996 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.3		1999 Equity Incentive Plan, as amended (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.4		1999 Directors’ Stock Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form S-1 Registration No. 333-76953).

10.5		Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration No. 333-76953).

10.6		Industrial Complex Lease dated August 11, 1997, by and between MP Caribbean, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form S-1 Registration No. 333-76953).

10.7		Lease Agreement, dated June 12, 1996, by and between Charleston Place Associates and U.S. Robotics Access Corp., as amended (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form S-1 Registration No. 333-76953).

10.8		Sublease, dated February 1999, by and between 3Com Corporation, successor in interest to U.S. Robotics Access Corp., and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form S-1 Registration No. 333-76953).

10.9		Sublease, dated October 1999, by and between the Registrant and ChainLink Technologies, Inc. (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s 10-K dated December 23, 1999).

10.10		Lease agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s 10-Q dated May 15, 2000).

10.11		Amended and Restated Sublease dated August 6, 2001, between Registrant and Interwoven, Inc. (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.12	*	Stock Purchase Agreement, dated October 19, 2000, by and among Nihon Ariba K.K., Softbank Corp. and Softbank E-Commerce Corp. (which is incorporated herein by reference to Exhibit 10.16 to Registrant’s 10-Q dated February 14, 2001).

10.13	*	Amendment No. 1 to Stock Purchase Agreement dated December 10, 2001, by and among Nihon Ariba K.K., SOFTBANK Corp. and SOFTBANK EC Holdings Corp. (which is incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q dated February 14, 2002).

Exhibit No.		Description
10.14	*	Standby Purchase Agreement dated December 10, 2001, by and among Nihon Ariba K.K., the Registrant and SOFTBANK EC Holding Corp. (which is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-Q dated February 14, 2002).

10.15	*	First Amendment to Standby Purchase Agreement dated June 30, 2002, by and among Registrant, SOFTBANK EC HOLDINGS CORP. and Nihon Ariba K.K. (which is incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q dated August 14, 2002).

10.16	*	Release, Reimbursement and Payment Agreement, dated December 10, 2001, by and among the Registrant, Nihon Ariba K.K., SOFTBANK Corp. and SOFTBANK EC Holdings Corp. (which is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-Q dated February 14, 2002).

10.17		Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s 10-Q dated February 14, 2001).

10.18	*	Amendment to Offer Letter dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.19		Offer Letter, dated February 21, 2001 by and between the Registrant and Michael Schmitt (which is incorporated herein by reference to Exhibit 10.21 to Registrant’s 10-Q dated May 15, 2001).

10.20	*	Severance Agreement dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.19 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.21	*	Loan Agreement, dated February 1, 2001 by Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.22	*	Promissory Note dated February 1, 2001, by Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.23	*	Letter Agreement, dated October 20, 2001, by and between the Registrant and Lawrence A. Mueller (which is incorporated herein by reference to Exhibit 10.22 to the Registrant’s Form 10-Q dated February 14, 2002).

10.24	*	Offer Letter, dated October 16, 2001, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q dated February 14, 2002).

10.25	*	Severance Agreement dated January 21, 2002, by and between Registrant and Eileen McPartland (which is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-Q dated May 15, 2002).

10.26	*	Severance Agreement dated February 26, 2002, by and between Registrant and James Steele (which is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-Q dated May 15, 2002).

10.27	*	Offer Letter, dated April 10, 2002, by and between Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).

10.28	**	Severance Agreement dated September 6, 2002, by and between Registrant and Michael Schmitt.

10.29	**	Letter Agreement dated September 30, 2002, by and between Registrant and James W. Steele.

10.30	**	SupplierMarket.com 1999 Stock Option Plan, as amended.

10.31	**	TradingDynamics 1999 Stock Plan, as amended.

10.32	**	TradingDynamics 1998 Stock Plan, as amended.

10.33	**	Tradex Technologies, Inc. 1999 Stock Option/Stock Issuance Plan, as amended.

10.34	**	Trade’Ex Electronic Commerce Systems, Inc. 1997 Employee Stock Option Plan, as amended.

10.35		Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q dated April 10, 2003.

10.36	**	Severance Agreement, dated May 21, 2003, by and between Registrant and John True.

2

Exhibit No.		Description
21.1	**	Subsidiaries.

23.1	***	Consent of Independent Auditors.

31.1	***	Certification of Chief Executive Officer.

31.2	***	Certification of Chief Financial Officer.

32.1	***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Incorporated by reference.
***	This document is filed as an exhibit to this Form 10-K/A.

3