Form 10-Q
period 2003-12-31
ARIBA INC
filed 2004-02-11
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the Quarter Ended December 31, 2003

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

Yes ☒ No ☐

On January 31, 2004, approximately 272.6 million shares of the registrant’s common stock were issued and outstanding.

ARIBA, INC.

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2003	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$73,042	$70,819
Short-term investments	49,627	56,323
Restricted cash	28,126	1,123
Accounts receivable, net of allowance for doubtful accounts of $1,191 and $1,356 as of December 31, 2003 and September 30, 2003, respectively	10,368	8,669
Prepaid expenses and other current assets	11,115	10,747

Total current assets	172,278	147,681
Property and equipment, net	20,537	21,767
Long-term investments	76,208	78,329
Restricted cash, less current portion	27,367	28,579
Goodwill, net	181,033	181,033
Other assets	1,725	1,741

Total assets	$479,148	$459,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,293	$10,767
Accrued compensation and related liabilities	25,452	26,674
Accrued liabilities	63,568	35,513
Restructuring obligations	11,710	13,764
Deferred revenue	55,876	57,470

Total current liabilities	166,899	144,188
Restructuring obligations, less current portion	32,282	34,112
Deferred revenue, less current portion	35,658	43,954

Total liabilities	234,839	222,254

Minority interests	21,090	20,019

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock	541	540
Additional paid-in capital	4,500,913	4,500,974
Deferred stock-based compensation	(194)	(314)
Accumulated other comprehensive income	3,067	2,856
Accumulated deficit	(4,281,108)	(4,287,199)

Total stockholders’ equity	223,219	216,857

Total liabilities and stockholders’ equity	$479,148	$459,130

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,
	2003	2002
Revenues:
License	$18,676	$30,449
Maintenance and service	34,055	31,280

Total revenues	52,731	61,729

Cost of revenues:
License	1,444	749
Maintenance and service	11,484	10,137
Amortization of acquired core technology	—	2,837

Total cost of revenues	12,928	13,723

Gross profit	39,803	48,006

Operating expenses:
Sales and marketing	17,539	20,589
Research and development	12,277	13,958
General and administrative	4,543	7,064
Amortization of other intangible assets	—	65,677
Stock-based compensation(1)	30	275

Total operating expenses	34,389	107,563

Income (loss) from operations	5,414	(59,557)
Interest income	938	1,577
Interest expense	(2)	(10)
Other income (expense)	(118)	194

Net income (loss) before income taxes	6,232	(57,796)
Provision (benefit) for income taxes	(272)	338
Minority interests in net income of consolidated subsidiaries	413	528

Net income (loss)	$6,091	$(58,662)

Net income (loss) per share—basic	$0.02	$(0.22)

Weighted average shares used in computing net income (loss) per share—basic	269,998	264,053

Net income (loss) per share—diluted	$0.02	$(0.22)

Weighted average shares used in computing net income (loss) per share—diluted	277,677	264,053

(1)	For the three months ended December 31, 2003 and 2002, stock-based compensation expense (benefit), net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Three months ended December 31,
	2003	2002
Cost of revenues	$39	$(743)
Sales and marketing	(20)	500
Research and development	1	118
General and administrative	10	400

Total	$30	$275

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31,
	2003	2002
Operating activities:
Net income (loss)	$6,091	$(58,662)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Recovery of doubtful accounts	(190)	(319)
Depreciation and amortization	1,701	72,177
Amortization of stock-based compensation	30	275
Minority interests in net income of consolidated subsidiaries	413	528
Changes in operating assets and liabilities:
Accounts receivable	(1,509)	(3,251)
Prepaid expenses and other assets	(352)	146
Accounts payable	(474)	378
Accrued compensation and related liabilities	(1,222)	(447)
Accrued liabilities	27,675	(3,428)
Restructuring obligations	(3,884)	(6,816)
Deferred revenue	(9,890)	(6,447)

Net cash provided by (used in) operating activities	18,389	(5,866)

Investing activities:
Purchases of property and equipment	(471)	(568)
Sales of investments, net of purchases	7,975	12,586
Allocation from (to) restricted cash, net	(25,791)	826

Net cash provided by (used in) investing activities	(18,287)	12,844

Financing activities:
Repayments of capital lease obligations	—	(106)
Proceeds from issuance of common stock	410	2,140

Net cash provided by financing activities	410	2,034

Effect of foreign exchange rate changes on cash and cash equivalents	1,711	787
Net increase in cash and cash equivalents	512	9,012
Cash and cash equivalents at beginning of period	70,819	86,935

Cash and cash equivalents at end of period	$73,042	$96,734

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company”), provides Enterprise Spend Management solutions that allow enterprises to efficiently manage the purchasing of all non-payroll goods and services required to run their business. The Company refers to these non-payroll expenses as “spend.” The Company’s solutions, which include software applications, services and network access, are designed to provide corporations with technology and business process improvements to better manage their corporate spending and, in turn, save money. The Company’s software applications and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and settlement activities. These goods and services include commodities, raw materials, operating resources, services, temporary labor, travel, maintenance, repair and operations equipment.

The Company was incorporated in Delaware in September 1996 and currently markets its products and related services in North America, Europe, Latin America, Middle East, Asia and Australia primarily through its direct sales force and indirect sales channels.

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared by the management of the Company and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2004. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2003 filed on January 28, 2004 with the Securities and Exchange Commission (“SEC”).

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

No customer accounted for more than 10% of total revenues for the quarters ended December 31, 2003 and 2002. Net accounts receivable by individual customers comprising more than 10% of total net accounts receivable are as follows:

	% of Net Accounts Receivable as of
	December 31, 2003	September 30, 2003
Customer A	11%	—

Adoption of accounting standards

On October 1, 2003, the Company adopted the provisions of EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF No. 00-21). EITF No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The adoption of EITF No. 00-21 did not have a significant impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). This statement establishes standards for how an issuer classifies and measures in its balance sheets certain financial instruments with characteristics of both liabilities and equity. In accordance with this Statement, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for certain provisions associated with redeemable securities. The adoption of SFAS No. 150 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In December 2002, the Company adopted Staff Accounting Bulletin No. 104 (SAB 104), which revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins. The principal revisions related to the rescission of material no longer necessary because of the private sector developments in U.S. generally accepted accounting principles. The adoption of SAB 104 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

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

Under the terms of the Company’s agreements with Softbank, Softbank is required to make scheduled quarterly cash payments for the purchase of licenses and maintenance services at agreed prices for resale through September 30, 2004. Softbank’s minimum payment obligations are non-cancelable and non-refundable, and Softbank is obligated to make additional payments to the extent that sublicense sales exceed scheduled payment amounts. Revenues under the Company’s agreements with Softbank are recognized based on the lesser of cumulative ratable revenue on a subscription basis or cumulative cash received. The term of the subscription period used is based on the resale period plus 12 months to cover the maximum term of maintenance commitments thereafter. The Company is currently in a dispute with Softbank regarding their relationship. See Note 9 for further discussion.

Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the services is recognized separately from the software, provided VSOE of fair value exists. If the Company provides consulting services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized under contract accounting in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues from these arrangements are recognized under the percentage of completion method based on the ratio of direct labor hours incurred to date to total projected labor costs except in limited circumstances where completion status cannot be reasonably estimated, in which case the completed contract method is used.

The Company’s customers include certain suppliers from whom, on occasion, the Company has purchased goods or services for the Company’s operations at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated at terms the Company considers to be arm’s-length. To the extent that the fair value of either the software sold or the goods or services purchased in concurrent transactions cannot be reliably determined, revenues and cost of the goods or services acquired are recorded at the net cash received or paid. Revenues for the quarters ended December 31, 2003 and 2002 were not affected by such transactions.

Equity instruments received in conjunction with licensing transactions are recorded at their estimated fair market value and included in the measurement of the related license revenue in accordance with EITF No. 00-8, Accounting by a Grantee for an Equity Investment to Be Received in Conjunction with Providing Goods and Services. For the quarters ended December 31, 2003 and 2002, the Company recorded revenue of $399,000 and $467,000, respectively, based on equity received in such transactions. These transactions were originated in fiscal 2000.

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

Had compensation cost been recognized based on the fair value at the date of grant for options granted and Employee Stock Purchase Plan issuances, the Company’s pro forma net income (loss) and net income (loss) per share for the three months ended December 31, 2003 and 2002 would have been as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2003	2002
Reported net income (loss), net of tax	$6,091	$(58,662)
Add back stock-based compensation expense (benefit) related to employee stock options included in reported net income (loss)	71	(205)
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards	(7,156)	(8,802)

Pro forma net loss	$(994)	$(67,669)

Reported basic net income (loss) per share	$0.02	$(0.22)

Reported diluted net income (loss) per share	$0.02	$(0.22)

Pro forma basic and diluted net loss per share	$0.00	$(0.26)

Note 2—Goodwill and Other Intangible Assets

For the quarter ended December 31, 2003, there were no changes or activity in the balances related to goodwill from September 30, 2003.

As a result of the adoption of SFAS No. 142 on October 1, 2002, the Company ceased amortization of goodwill. Amortization of other intangible assets was zero in the quarter ended December 31, 2003 and $68.5 million in the quarter ended December 31, 2002, of which $2.8 million was classified as cost of revenues. As of December 31, 2003, the Company had unamortized goodwill of approximately $181.0 million. Other intangible assets were fully amortized as of March 31, 2003.

Note 3—Income Taxes

The Company reported net income (loss) of $6.1 million and $(58.7 million) for the three months ended December 31, 2003 and 2002, respectively. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets, as it is more likely than not that the deferred tax assets would not be realized. For the quarters ended December 31, 2003 and 2002, the Company’s provision (benefit) for income taxes totaled $(272,000) and $338,000, respectively.

Note 4—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for the Company’s headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are approximately $2.3 million and escalate annually with the total future minimum lease payments amounting to $307.7 million over the remaining lease term. As part of this lease agreement, the Company is required to hold certificates of deposit totaling $26.3 million as of December 31, 2003, as a form of security through fiscal year 2013, which is classified as restricted cash on the Company’s condensed consolidated balance sheets.

Restructuring and lease abandonment costs

In fiscal year 2001, the Company initiated a restructuring program to align its expense and revenue levels and to better position the Company for growth and profitability. As part of this program, the Company restructured its worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities.

The following table details accrued restructuring obligations and related restructuring activity through December 31, 2003 (in thousands):

	Severance and benefits	Lease abandonment costs	Total
Accrued restructuring obligations as of September 30, 2003	$67	$47,809	$47,876
Cash paid	(2)	(3,882)	(3,884)

Accrued restructuring obligations as of December 31, 2003	$65	$43,927	43,992

Less: current portion			11,710

Accrued restructuring obligations, less current portion			$32,282

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

As of December 31, 2003, $43.9 million of lease abandonment costs, net of anticipated sublease income of $205.2 million, remains accrued and is expected to be utilized by fiscal year 2013. Actual sublease payments due to the Company under noncancelable subleases of excess facilities totaled $63.3 million as of December 31, 2003, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at December 31, 2003, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, as of December 31, 2003, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss of the Company’s Sunnyvale, California headquarters by approximately $7.8 million.

Severance and benefits primarily include involuntary termination and health benefits, outplacement costs and payroll taxes.

Future minimum lease payments and sublease income under noncancelable operating leases are as follows as of December 31, 2003 (in thousands):

Year Ending December 31,	Operating Leases	Sublease Income
2004	$37,642	$16,881
2005	36,517	17,175
2006	35,984	17,641
2007	33,091	10,373
2008	33,914	1,183
Thereafter	151,887	—

Total	$329,035	$63,253

As of December 31, 2003, operating lease payments shown above are not reduced for any future lease income due under noncancelable subleases of excess facilities for the fiscal years noted above. Of the total operating lease commitments as of December 31, 2003 noted above, $115.4 million is for occupied properties and $213.7 million is for abandoned properties, which are a component of the restructuring obligation. There were no capital leases as of December 31, 2003. Interest expense related to capital lease obligations is immaterial for all periods presented.

As of December 31, 2003, the Company had $27.7 million in standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The cash collateral is classified as restricted cash on the Company’s condensed consolidated balance sheets as of December 31, 2003.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company’s does not have any material noncancelable purchase commitments as of December 31, 2003.

Estimated warranty costs

The Company generally warrants its products to function in accordance with the documentation provided to customers for one year after sale. Minor defect repairs or bug fixes are provided through patches or updates as part of support services delivered in normal course under maintenance agreements. To the extent that warranty claims require resources beyond those provided under maintenance support agreements, the estimated costs of such claims are accrued as cost of sales in the period such claims are deemed probable and reasonably estimable. The table below reflects a summary of activity of the Company’s continuing operations for warranty obligations through December 31, 2003 (in thousands):

Balance at September 30, 2003	$343
Application/reduction of warranty obligations	(97)

Balance at December 31, 2003	$246

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

On June 24, 2003, a Special Litigation Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. No payment to the plaintiffs by the Company is required under the MOU. There can be no assurance that the MOU will result in a formal settlement or that the Court will approve the settlement that the MOU sets forth. In the event that the MOU does not result in a formal settlement approved by the Court, the Company intends to defend against these claims vigorously. As of December 31, 2003, no amount is accrued as a loss is not probable or estimable.

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

In a series of orders issued by the Court in February and March, 2003, these cases were deemed related to each other and assigned to a single judge sitting in San Jose. On July 11, 2003, following briefing and a hearing on related motions, the Court entered two orders that together (1) consolidated the related cases for all purposes into a single action captioned In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, (2) appointed a lead plaintiff, and (3) approved the lead plaintiff’s selection of counsel. On September 15, 2003, the lead plaintiff filed a Consolidated Amended Complaint, which restates the allegations and claims described above and adds a claim pursuant to Section 14(a) of the Exchange Act, based on the allegation that the Company failed to disclose certain payments and executive compensation items in its January 24, 2002 Proxy Statement. On November 17, 2003, defendants filed a motion to dismiss the action for failure to state a claim, which is currently scheduled to be heard by the Court on March 29, 2004. This case is still in its early stages. The Company intends to defend against these claims vigorously. As of December 31, 2003, no amount is accrued as a loss is not probable or estimable.

Restatement Shareholder Derivative Litigation

Beginning January 27, 2003, several shareholder derivative actions were filed in the Superior Court of California for the County of Santa Clara against certain of the Company’s current and former officers and directors and against the Company as nominal defendant. These actions were filed by stockholders purporting to assert, on behalf of the Company, claims for breach of fiduciary duties, aiding and abetting, violations of the California insider trading law, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and contribution and indemnification. Specifically, the claims were based on the Company’s acquisition activity and related accounting implemented by the defendants, the alleged understatement of compensation expenses as reflected in the Company’s then proposed restatement, the alleged insider trading by certain defendants, the existence of the restatement class action litigation, in which the Company is alleged to be liable to defrauded investors, and the allegedly excessive compensation paid by the Company to one of its officers, as reflected in the Company’s then proposed restatement. The complaints sought the payment by the defendants to the Company of damages allegedly suffered by the Company, as well as other relief.

These actions were assigned to a single judge sitting in San Jose. On May 7, 2003 following briefing and hearing on related motions, the court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead plaintiffs’ counsel. Pursuant to that order, plaintiffs filed an amended consolidated derivative complaint on May 28, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints, and adds allegations relating to the Company’s April 10, 2003 announcement of the restatement of certain financial statements and also adds a cause of action for breach of contract. On October 28, 2003, the Company filed a demurrer, joined by the individual defendants, seeking dismissal of the action for failure to comply with applicable pre-litigation demand requirements. Following a hearing on the Company’s demurrer, the court issued a ruling on January 6, 2004 granting the Company’s demurrer and giving plaintiffs 60 days to file an amended complaint. This case is still in its early stages. The Company intends to defend against these claims vigorously. As of December 31, 2003, no amount is accrued as a loss is not probable or estimable.

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

By orders issued by the Court on May 27 and June 23, 2003, these two derivative cases were deemed related to each other and to the securities class actions pending before the same court as now consolidated into In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, and accordingly these two derivative actions were assigned to the same judge sitting in San Jose assigned to that action. On June 23, 2003, following submission of a related stipulation of the parties, the Court issued an order that (1) consolidated the two derivative cases for all purposes into a single action captioned In re Ariba, Inc. Derivative Litigation, Case No. C-03-02172 JF, and (2) appointed lead plaintiffs’ counsel. In accordance with that order, plaintiffs filed an amended consolidated derivative complaint on June 26, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints. On September 18, 2003, defendants filed a motion to dismiss or stay the action pending resolution of the parallel state court derivative litigation. Following a hearing on this motion on November 10, 2003, the Court issued a ruling on November 13, 2003 denying the motion but granting defendants’ alternative request for a stay of the action in light of the related securities class action litigation. Accordingly, this action is now stayed until the Court has determined the viability of the federal securities claim in the related action. This case is still in its early stages. The Company intends to defend against these claims vigorously. As of December 31, 2003, no amount is accrued as a loss is not probable or estimable.

General

The Company is also subject to various claims and legal actions arising in the ordinary course of business. One example is the Company’s dispute with Softbank. See Note 9 for further discussion. As another example, on December 28, 2001, BCE Emergis, Inc., a distributor in Canada of certain of the Company’s products, filed a lawsuit against the Company in the United States District Court for the Northern District of California (No. 01-21221 PVT). Plaintiff seeks approximately $30.0 million in alleged damages based on claims of breach of contract and promissory fraud/fraudulent concealment. Plaintiff alleges that the Company breached the Strategic Alliance Master Agreement between the parties and committed fraud in connection with the Company’s failure to provide specified software. The Company has counterclaimed against BCE Emergis. After a series of pleadings, Court rulings and two mediations, the matter has not yet been resolved. The matter has now been set for trial beginning in April 2004. Although litigation is inherently uncertain, the Company believes that it has meritorious defenses to all claims in the lawsuit.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of December 31, 2003. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s business, condensed consolidated financial position results of operations or cash flows.

Note 5—Minority Interests in Subsidiaries

As of December 31, 2003, minority interests of approximately $21.1 million are recorded on the condensed consolidated balance sheet in order to reflect the share of the net assets of Nihon Ariba K.K. and Ariba Korea, Ltd. held by minority investors. In addition, the Company reduced consolidated net income by approximately $413,000 and $528,000, representing the minority interests’ share of net income of these majority-owned subsidiaries for the quarters ended December 31, 2003 and 2002, respectively.

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

Information regarding revenues for the quarters ended December 31, 2003 and 2002, and long-lived assets in geographic areas as of December 31, 2003 and September 30, 2003, is as follows (in thousands):

	Three Months Ended December 31,
	2003	2002
Revenues:
United States	$36,941	$40,018
Japan	3,651	7,228
Other International	12,139	14,483

Total	$52,731	$61,729

	December 31, 2003	September 30, 2003
Long-Lived Assets:
United States	$18,918	$20,193
International	2,548	2,154

Total	$21,466	$22,347

Approximately 5% and 10% of total revenues for the three months ended December 31, 2003 and 2002, respectively, were from entities affiliated with Softbank, a related party. See Note 9 of Notes to Condensed

Consolidated Financial Statements for additional information. Revenues are attributed to countries based on the location of the Company’s customers. The Company’s other international revenues were derived from sales in Europe, Canada, Asia, Australia and Latin America. The Company had net liabilities of $2.6 million and $6.0 million related to its international locations as of December 31, 2003 and September 30, 2003, respectively.

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

Warrants

In March 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued an unvested warrant to purchase up to 3,428,572 shares of the Company’s common stock at an exercise price of $87.50 per share. Of the total shares underlying the warrant, 2,957,143 shares have expired unexercised and 471,429 shares remain unvested as of December 31, 2003. These unvested shares, if they remain unvested, will expire on a quarterly basis through March 2005. The business partner can partially vest in this warrant each quarter upon attainment of certain periodic milestones related to revenue targets. The warrant generally expires as to any earned or earnable portion when the milestone period expires or eighteen months after the specific milestone is met. During the quarters ended December 31, 2003 and 2002, the business partner did not vest in any shares of this warrant and no business partner warrant expense was recorded for those quarters. No amounts related to the unvested warrants are reflected in the accompanying condensed consolidated financial statements.

In connection with the purchase of Goodex in January 2003, the Company issued a warrant to purchase 500,000 shares of Company common stock at an exercise price of $3.13 per share, of which vesting was contingent upon achievement of certain revenue milestones through December 31, 2003. As of December 31, 2003, the warrant had not vested and the possibility of its vesting ceased. The warrant will expire unexercised on July 24, 2004.

Deferred stock-based compensation

The Company recorded deferred stock-based compensation totaling approximately $263.7 million from inception through December 31, 2003. Of this amount, $38.4 million related to the issuance of stock options prior to the Company’s initial public offering in June 1999 and $71.0 million and $124.6 million related to the acquisitions of TradingDynamics, Inc. and SupplierMarket.com, Inc., respectively, each consummated in fiscal year 2000. These amounts are amortized in accordance with FIN 28 over the vesting period of the individual options and restricted common stock, generally between two to five years.

During the quarters ended December 31, 2003 and 2002, the Company recorded $30,000 and $275,000 of stock-based compensation expense, respectively. As of December 31, 2003, the Company had an aggregate of approximately $194,000 of deferred stock-based compensation remaining to be amortized.

Comprehensive income (loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive income (loss) for the quarters ended December 31, 2003 and 2002 are as follows (in thousands):

	Three Months Ended December 31,
	2003	2002
Net income (loss)	$6,091	$(58,662)
Unrealized loss on securities	(490)	(190)
Foreign currency translation adjustments	701	443

Comprehensive income (loss)	$6,302	$(58,409)

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not considered material.

The components of accumulated other comprehensive income as of December 31, 2003 and September 30, 2003 are as follows (in thousands):

	December 31, 2003	September 30, 2003
Unrealized gain on securities	$570	$1,060
Foreign currency translation adjustments	2,497	1,796

Accumulated other comprehensive income	$3,067	$2,856

Note 8—Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended December 31,
	2003	2002
Net income (loss)	$6,091	$(58,662)

Weighted-average common shares outstanding	270,468	266,473
Less: Weighted-average common shares subject to repurchase	(470)	(2,420)

Weighted-average common shares used in computing basic net income (loss) per common share	269,998	264,053
Add: Weighted-average common shares subject to repurchase	470	—
Add: Weighted-average common stock equivalents	7,209	—

Weighted-average common shares used in computing diluted net income (loss) per common share	277,677	264,053

Net income (loss) per common share—basic	$0.02	$(0.22)

Net income (loss) per common share—diluted	$0.02	$(0.22)

For the quarter ended December 31, 2003 and 2002, 16.3 million and 42.0 million weighted-average potential common shares, respectively, are excluded from the determination of diluted net income (loss) per share, as the effect of such shares is anti-dilutive. Further, the potential common shares for the three months ended December 31, 2003 and 2002 exclude 971,429 and 1,028,572 shares, respectively, which would be issuable under certain warrants contingent upon completion of certain milestones.

The weighted-average exercise price of stock options outstanding was $3.44 and $3.70 for the three months ended December 31, 2003 and 2002, respectively. The weighted average repurchase price of unvested stock was $0.00 and $0.23 for the three months ended December 31, 2003 and 2002, respectively. The weighted average exercise price of warrants outstanding was $87.50 for each of the three months ended December 31, 2003 and 2002.

Note 9—Related Party Transactions

Strategic Relationships

In the first and third quarters of fiscal 2001, the Company sold approximately 41% of its consolidated subsidiary, Nihon Ariba K.K., and approximately 42% of its consolidated subsidiary, Ariba Korea, Ltd., respectively, to Softbank Corp., a Japanese corporation and its subsidiaries (collectively, “Softbank”). An affiliate of Softbank also received the right to distribute Ariba products from these subsidiaries in their respective jurisdictions. Related to transactions with Softbank, the Company recorded license and maintenance revenues of $2.9 million and $6.1 million for the quarters ended December 31, 2003 and 2002, respectively, including license and maintenance revenues recognized pursuant to a long-term revenue commitment.

The Company’s strategic relationship with Softbank has not performed to its expectations, and in June 2003, the Company commenced an arbitration proceeding against Softbank for failing to meet contractual revenue commitments. In response, Softbank filed a counter-demand alleging breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing and fraud related to both the Company’s Japanese and Korean subsidiaries. In November 2003, the arbitration panel dismissed the Korea related claims on jurisdictional grounds and entered an interim award requiring Softbank to make a $26.6 million interim payment, which includes interest, and to make future payment commitments on an interim basis. Softbank re-filed its claims related to Korea in a separate arbitration proceeding in January 2004. Thus far, Softbank has made two interim payments under the interim award. The first interim payment for $26.6 million was made in November 2003 and the second interim payment for $7.1 million was made in January 2004. These interim payments may only be used for the purpose of conducting Nihon Ariba’s business and will be subject to the final award of the arbitration panel, which may require repayment of the interim payments. In connection with the arbitration proceeding or additional rulings regarding the disposition of the interim award proceeds, these funds are recorded in the period received as an increase to restricted cash and accrued liabilities.

Executive Agreements

During fiscal year 2001, Keith Krach, the Company’s then-chairman and co-founder, was deemed to have contributed $4.0 million to the Company in connection with a loan of $4.0 million in cash by an entity controlled by him to Robert Calderoni in connection with his hiring as the Company’s chief financial officer. Because the Company is not the beneficiary of the loan and would not receive any cash upon repayment of the loan, the Company recorded the principal amount of this loan as compensation expense in fiscal year 2001. The loan from Mr. Krach is expected to be forgiven in annual installments over four years. The Company entered into an agreement with Mr. Calderoni pursuant to which he is entitled to receive annual cash payments from the Company to compensate him for income tax incurred as a result of such forgiveness and payments. As a result, the Company incurs additional compensation expense averaging approximately $267,000 per quarter.

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

Note 10—Subsequent Events

Business Combinations

On January 13, 2004, the Company completed the acquisition of Alliente, Inc. (“Alliente”), a privately held company headquartered in Colorado Springs, Colorado. Alliente provides procurement outsourcing services to companies based on Ariba technology. The total purchase price is estimated at approximately $10 million consisting of cash payments of $9 million and approximately $1 million of assumed liabilities.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading “Risk Factors” and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K/A as filed with the SEC on January 28, 2004.

Recent Event

On January 13, 2004, we completed the acquisition of Alliente, Inc. (“Alliente”), a privately held company headquartered in Colorado Springs, Colorado. Alliente provides procurement outsourcing services to companies based on Ariba technology. The total purchase price is estimated at approximately $10 million consisting of cash payments of $9 million and approximately $1 million of assumed liabilities.

On January 23, 2004, we announced a definitive agreement (the “Agreement”) to acquire FreeMarkets, Inc. (“FreeMarkets”), a publicly held company headquartered in Pittsburgh, Pennsylvania. FreeMarkets provides companies with software, services and information for global supply management. Under the terms of the Agreement, stockholders of FreeMarkets will receive 2.25 shares of our common stock and $2.00 cash for each outstanding share of FreeMarkets common stock. The transaction is subject to customary closing conditions, including regulatory review and approval by the stockholders of each company, and is expected to close in the latter part of our third fiscal quarter.

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

Overview of Quarter Ended December 31, 2003 and Outlook for Fiscal Year 2004

Our financial results for the quarter ended December 31, 2003 were in line with our expectations for the quarter and generally reflect our outlook for fiscal year 2004. Specifically:

License revenues of $18.7 million for the quarter were negatively impacted by the falloff in revenues from our Softbank strategic relationship. Excluding the effects of this development, license revenues were generally in line with recent quarters and reflect continuing challenges in the market for IT spending. We also began to experience increased early stage activity in our European markets compared to recent quarters.

Maintenance and service revenues of $34.1 million for the quarter were also in line with recent quarters and reflect our investment in our service business, which we believe is strategic to our spend management solution. We anticipate that service revenues in future quarters will be positively impacted by our recent acquisition of Alliente.

Gross margins for the quarter were approximately 75%. We anticipate that gross margins may decline somewhat in future quarters to the extent maintenance and service revenues increase as a percentage of total revenues.

Excluding approximately $5 million in legal and insurance settlement benefits, operating expenses were generally stable compared to the September 30, 2003 quarter and in line with our expectations. Before the effects of these cost benefits, we generated slightly positive earnings for the second consecutive quarter. These results represent a substantial improvement over our net loss for the quarter ended December 31, 2002, which included significant expenses associated with the amortization of other intangible assets.

Cash, cash equivalents and investments increased $19.3 million during the quarter to $254.4 million at December 31, 2003, including $26.6 million in restricted cash from an interim payment from Softbank. Excluding this payment, cash, cash equivalents and investments would have decreased by $7.3 million primarily as a result of decreases in deferred revenues resulting from cash received in prior quarters for revenue recognized in the current quarter and from restructuring obligations.

Deferred revenue declined by $9.9 million during the quarter, reflecting the recognition in the quarter of significant revenues from contracts entered into in prior quarters. We anticipate that the drawdown of deferred license revenue will decline at a slower rate in future quarters and that license revenues in future quarters will generally be more dependent on revenues from new customer contracts entered into in those quarters. This trend may vary in any given quarter to the extent that we defer recognition of revenues for significant customer contracts.

Our outlook for the balance of fiscal year 2004 remains largely unchanged. Although we remain optimistic about the long-term prospects for our enterprise spend management solutions, we believe that the near term market for IT spending will continue to be challenging. We believe that our success in the remainder of fiscal year 2004 will depend on growth initiatives designed in part to offset anticipated declines in revenue from our Softbank strategic relationship and from lower license revenues from customer contracts entered into in prior quarters. As previously disclosed, we also believe that our success in fiscal year 2004 will depend on our ability to effectively redeploy our resources to enhance our marketing, sales and services programs, and our ability to maintain tight control over expenses and cash. In addition, completion of our pending merger with FreeMarkets and integration of its operations will have a number of significant effects on our business.

We believe that key risks include market acceptance of enterprise spend management solutions as a standalone market category, our success in growing our sales channels in Europe and Japan, the overall level of information technology spending, potential declines in average selling prices resulting from newer lower priced products and the potential adverse impacts resulting from the restatement of our consolidated financial statements and related regulatory inquiries and legal proceedings. In addition, our pending merger with FreeMarkets, if completed, will be subject to a number of important risks and uncertainties.

Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

Results of Operations

The following table sets forth statements of operations data for the periods indicated (in thousands, except per share data). The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q which, in the opinion of our management, reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Form 10-K/A for the fiscal year ended September 30, 2003 filed with the SEC on January 28, 2004.

	Three Months Ended December 31,
	2003	2002
Revenues:
License	$18,676	$30,449
Maintenance and service	34,055	31,280

Total revenues	52,731	61,729

Cost of revenues:
License	1,444	749
Maintenance and service	11,484	10,137
Amortization of acquired core technology	—	2,837

Total cost of revenues	12,928	13,723

Gross profit	39,803	48,006

Operating expenses:
Sales and marketing	17,539	20,589
Research and development	12,277	13,958
General and administrative	4,543	7,064
Amortization of other intangible assets	—	65,677
Stock-based compensation	30	275

Total operating expenses	34,389	107,563

Income (loss) from operations	5,414	(59,557)
Interest income	938	1,577
Interest expense	(2)	(10)
Other income (expense)	(118)	194

Net income (loss) before income taxes	6,232	(57,796)
Provision (benefit) for income taxes	(272)	338
Minority interests in net income of consolidated subsidiaries	413	528

Net income (loss)	$6,091	$(58,662)

Net income (loss) per share—basic	$0.02	$(0.22)

Weighted average shares used in computing net income (loss) per share—basic	269,998	264,053

Net income (loss) per share—diluted	$0.02	$(0.22)

Weighted average shares used in computing net income (loss) per share—diluted	277,677	264,053

Comparison of the Three Months Ended December 31, 2003 and 2002

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements and “Application of Critical Accounting Policies and Estimates” below for a description of our accounting policy related to revenue recognition.

License

License revenues for the quarter ended December 31, 2003 were $18.7 million, a 39% decrease from license revenues of $30.4 million for the quarter ended December 31, 2002. This decrease is attributable to (i) a decline in license revenues from our Softbank relationship, (ii) an unusually high amount of license revenues recognized in the quarter ended December 31, 2002, and (iii) lower license revenues from customer contracts signed in previous quarters. These decreases were partially offset by an increase compared to the quarter ended December 31, 2002 in license revenues from customer contracts signed during the current quarter. In the future, we believe that license revenues in any quarter will be increasingly dependent on new customer licenses entered into in that quarter rather than on revenues from licenses entered into in prior quarters.

We recognized license revenues of $1.9 million and $5.1 million for the quarters ended December 31, 2003 and 2002, respectively, from transactions involving Softbank, a related party. Of these amounts, $1.4 million and $4.7 million for the quarters ended December 31, 2003 and 2002, respectively, were pursuant to a long-term revenue commitment. Total Softbank related license revenues represent 10% and 17% of license revenues for the quarters ended December 31, 2003 and 2002, respectively. Revenues under our agreement with Softbank are recognized based on the lower of cumulative ratable revenue or cumulative cash received. Our strategic relationship with Softbank has not performed to our expectations. See “Risk Factors-Strategic Relationships with Third Parties are Important to Our Long-Term Success” below. There is no assurance that we can achieve a mutually satisfactory resolution of our dispute with Softbank. The failure to realize future revenues from Softbank at committed levels could have a material adverse impact on our business.

Maintenance and service

Maintenance and service revenues for the quarter ended December 31, 2003 were $34.1 million, a 9% increase over maintenance and service revenues of $31.3 million for the quarter ended December 31, 2002. This increase includes approximately $500,000 of additional maintenance revenues with the balance attributable to higher levels of consulting services revenues. As previously disclosed, we are continuing to invest in our services business which we believe is strategic to selling our spend management solutions. We expect our recent acquisition of Alliente will result in increased service revenues.

Cost of Revenues

License

Cost of license revenues for the quarter ended December 31, 2003 was $1.4 million, a 93% increase over cost of license revenues of $749,000 for the quarter ended December 31, 2002. The increase is primarily a result of a warranty expense reversal in the quarter ended December 31, 2002 totaling $700,000.

Maintenance and service

Cost of maintenance and service revenues for the quarter ended December 31, 2003 was $11.5 million, a 13% increase over cost of maintenance and service revenues of $10.1 million for the quarter ended December 31, 2002. The increase is a result of additional personnel costs associated with higher levels of services revenues and a warranty expense reversal in the quarter ended December 31, 2002 totaling $700,000.

Amortization of acquired core technology

Amortization of acquired core technology represents the amortization of the costs allocated to core technology in our fiscal year 2000 acquisitions of TradingDynamics, Tradex and SupplierMarket. This expense amounted to $2.8 million for the quarter ended December 31, 2002 and all such costs were fully amortized at March 31, 2003.

Our gross margin for the quarter ended December 31, 2003 was approximately 75% compared to approximately 78% for the quarter ended December 31, 2002. We anticipate that our gross margin may decline somewhat in the future to the extent that maintenance and service revenues increase as a percentage of total revenues.

Operating Expenses

Sales and marketing

Sales and marketing expenses include costs associated with our sales and marketing and product marketing personnel and consist primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses, travel and entertainment expenses related to these personnel and also include the provision for doubtful accounts. Sales and marketing expenses for the quarter ended December 31, 2003 were $17.5 million, a 15% decrease from sales and marketing expenses of $20.6 million for the quarter ended December 31, 2002. This decrease is primarily due to an approximately $3.0 million benefit received in the quarter ended December 31, 2003 for insurance reimbursements relating to litigation costs.

Research and development

Research and development expenses include costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily include employee compensation and benefits, consulting costs and the cost of software development tools and equipment. Research and development expenses for the quarter ended December 31, 2003 were $12.3 million, a 12% decrease from research and development expenses of $14.0 million for the quarter ended December 31, 2002. This decrease is primarily attributable to a reduction in facilities and equipment costs of $800,000, reduced fees paid to outside service providers of $385,000 and reduced bonuses of $200,000. To date, all software development costs have been expensed in the period incurred.

General and administrative

General and administrative expenses include costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the quarter ended December 31, 2003 were $4.5 million, a 36% decrease from general and administrative expenses of $7.1 million for the quarter ended December 31, 2002. This decrease is primarily due to reduced facilities costs resulting from an approximately $2.0 million benefit received in the quarter ended December 31, 2003 for a bankruptcy settlement of a former sub-tenant and a decrease of approximately $500,000 in compensation and benefits. Although we believe the expenses associated with our recently completed internal accounting review are substantially complete, we may continue to incur significant fees and expenses relating to our ongoing regulatory and legal proceedings, including but not limited to litigation relating to the recent restatement of our consolidated financial statements.

Amortization of other intangible assets

In fiscal year 2000, we sold 5,142,858 shares of common stock with a fair market value of $834.4 million to an independent third party in connection with an intellectual property agreement. As part of the sale we received intellectual property and $47.5 million in cash. The intellectual property was valued at the difference between the fair market value of the stock being exchanged and the cash received, which was $786.9 million. This amount is classified within other intangible assets and was amortized over three years based on the terms of the related intellectual property purchase agreement. The total amortization of the value of this intellectual property was $65.6 million for the quarter ended December 31, 2002 and the remaining balance of $47.6 million was fully amortized through the quarter ended March 31, 2003.

As a result of the adoption of SFAS No. 142 on October 1, 2002, we ceased amortization of goodwill. Amortization of other intangible assets including amortization of the intellectual property purchase agreement, noted above, was zero in the quarter ended December 31, 2003 and $68.5 million in the quarter ended December 31, 2002, of which $2.8 million was classified as cost of revenues. As of December 31, 2003, we had unamortized goodwill of approximately $181.0 million. Other intangible assets were fully amortized as of March 31, 2003.

Stock-based compensation

We recognized deferred stock-based compensation associated with stock options granted to employees at prices below market value on the date of grant, stock options issued to certain employees in conjunction with the consummation of the TradingDynamics and SupplierMarket acquisitions in fiscal year 2000 and the issuance of restricted shares of common stock to certain senior executives, officers and employees. These amounts are included as a component of stockholders’ equity and are charged to operations over the vesting period of the options or the lapse of restrictions for the restricted stock, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense is presented as a separate line item in our Consolidated Statements of Operations, net of the effects of reversals related to terminated employees for cancellation of unvested stock options previously amortized to expense under FIN 28. For the quarters ended December 31, 2003 and 2002, stock-based compensation expense, net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Three months ended December 31,
	2003	2002
Cost of revenues	$39	$(743)
Sales and marketing	(20)	500
Research and development	1	118
General and administrative	10	400

Total	$30	$275

As of December 31, 2003, we had an aggregate of approximately $194,000 of deferred stock-based compensation remaining to be amortized through fiscal year 2007. We may incur additional stock-based compensation expense, over the near term and perhaps for much longer, upon consummation of our recently announced merger with FreeMarkets.

Restructuring and lease abandonment costs

In fiscal year 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. As part of the restructuring program, we restructured our worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities.

The following table details accrued restructuring obligations and related restructuring activity through December 31, 2003 (in thousands):

	Severance and benefits	Lease abandonment costs	Total
Accrued restructuring obligations as of September 30, 2003	$67	$47,809	$47,876
Cash paid	(2)	(3,882)	(3,884)

Accrued restructuring obligations as of December 31, 2003	$65	$43,927	43,992

Less: current portion			11,710

Accrued restructuring obligations, less current portion			$32,282

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

As of December 31, 2003, $43.9 million of lease abandonment costs, net of anticipated sublease income of $205.2 million, remains accrued and is expected to be utilized by fiscal year 2013. Actual sublease payments due to us under noncancelable subleases of excess facilities totaled $63.3 million as of December 31, 2003, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at December 31, 2003, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on our operating results and cash position. For example, as of December 31, 2003, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss of our Sunnyvale, California headquarters by approximately $7.8 million.

Severance and benefits primarily include involuntary termination and health benefits, outplacement costs and payroll taxes.

Interest income

Interest income for the quarter ended December 31, 2003 was $938,000, a 41% decrease from interest income of $1.6 million for the quarter ended December 31, 2002. The decrease is primarily attributable to lower invested cash, cash equivalents and investment balances and a decline in interest rates.

Other income (expense)

Other income (expense) consists of realized gains and losses on investments and foreign exchange currency fluctuations. Other expense for the quarter ended December 31, 2003 was $118,000 compared to $194,000 of other income for the quarter ended December 31, 2002. The change is primarily attributable to realized losses on investments and losses due to international currency fluctuations.

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

As of December 31, 2003, minority interest of approximately $18.3 million is recorded on the condensed consolidated balance sheets in order to reflect the share of the net assets of Nihon Ariba K.K. held by minority investors. We reduced consolidated net income by $426,000 and $573,000, representing the minority interest’s share of Nihon Ariba K.K.’s income for the quarters ended December 31, 2003 and 2002, respectively.

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

As of December 31, 2003, minority interest of approximately $2.8 million is recorded on the condensed consolidated balance sheets in order to reflect the share of the net assets of Ariba Korea, Ltd. held by minority investors. We recognized $14,000 and $44,000 as income for the minority interest’s share of Ariba Korea, Ltd.’s loss for the quarters ended December 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

As of December 31, 2003, we had $122.7 million in cash, cash equivalents and short-term investments, $76.2 million in long-term investments and $55.5 million in restricted cash, for total cash and investments of $254.4 million, and $5.4 million in working capital. All significant cash and investments are held in accounts in the United States except for approximately $72.0 million and $6.7 million held by Nihon Ariba K.K. and Ariba Korea, Ltd, respectively, our majority-owned subsidiaries in Japan and Korea, respectively, to fund their activities and operations. As of September 30, 2003, we had $127.1 million in cash, cash equivalents and short-term investments, $78.3 million in long-term investments and $29.7 million in restricted cash, for total cash and investments of $235.1 million, and $3.5 million in working capital. The increase in total cash and investments of $19.3 million in the quarter ended December 31, 2003 is primarily attributable to an interim payment of $26.6 million received in connection with the Softbank arbitration proceeding. Interim payments received from Softbank pursuant to the arbitration proceeding may only be used for the purpose of conducting Nihon Ariba’s business and will be subject to the final award of the arbitration panel, which may require repayment of the interim payments. The increase in working capital of $1.9 million in the quarter ended December 31, 2003 is primarily attributed to an increase in our cash and cash equivalents, accounts receivable and prepaid expenses and other current assets offset by a reduction in accounts payable the current portion of deferred revenues and restructuring obligations.

Net cash provided by operating activities was approximately $18.4 million for the quarter ended December 31, 2003, compared to $5.9 million of net cash used in operating activities for the quarter ended December 31, 2002. Net cash provided by operating activities for the quarter ended December 31, 2003 is primarily attributable to an increase in accrued liabilities related to the interim payment of $26.6 million from Softbank, offset by decreases in deferred revenue, restructuring obligations, accrued compensation and related liabilities and an increase in accounts receivable. To the extent that deferred revenues continue to decline, operating cash flows will be reduced.

Net cash used in investing activities was approximately $18.3 million for the quarter ended December 31, 2003, compared to $12.8 million of net cash provided by investing activities for the quarter ended December 31, 2002. Net cash used in investing activities for the quarter ended December 31, 2003 is primarily attributable to the allocation of the interim payment received in connection with the Softbank arbitration proceeding to restricted cash, which was partially offset by the net sale of our investments.

Net cash provided by financing activities was approximately $410,000 for the quarter ended December 31, 2003, compared to $2.0 million of net cash provided by financing activities for the quarter ended December 31, 2002. Net cash provided by financing activities for the quarter ended December 31, 2003 is primarily attributable to proceeds from the exercise of stock options.

Contractual obligations

Our primary contractual obligations are under our operating leases and a letter of credit which are discussed below.

In March 2000, we entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for our headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are approximately $2.3 million and escalate annually with the total future minimum lease payments amounting to $307.7 million over the remaining lease term. As part of this lease agreement, we are required to hold certificates of deposit totaling $26.3 million as of December 31, 2003, as a form of security through fiscal year 2013, which is classified as restricted cash on our condensed consolidated balance sheets.

Future minimum lease payments and sublease income under noncancelable operating leases are as follows as of December 31, 2003 (in thousands):

Year Ending December 31,	Operating Leases	Sublease Income
2004	$37,642	$16,881
2005	36,517	17,175
2006	35,984	17,641
2007	33,091	10,373
2008	33,914	1,183
Thereafter	151,887	—

Total	$329,035	$63,253

As of December 31, 2003, operating lease payments shown above are not reduced for any future lease income due under noncancelable subleases of excess facilities for the fiscal years noted above. Of the total operating lease commitments as of December 31, 2003 noted above, $115.4 million is for occupied properties and $213.7 million is for abandoned properties, which are a component of the restructuring obligation. There were no capital leases as of December 31, 2003. Interest expense related to capital lease obligations is immaterial for all periods presented.

As of December 31, 2003, we had $27.7 million in standby letters of credit, which are cash collateralized. These instruments are issued by our banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The cash collateral is classified as restricted cash on our condensed consolidated balance sheets as of December 31, 2003.

Other arrangements

Other than the obligations identified above, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities. We do not have any material noncancelable purchase commitments as of December 31, 2003.

Common stock repurchase program

On October 22, 2002, we announced that our Board of Directors authorized the repurchase of up to $50 million of our currently outstanding common stock to reduce the dilutive effect of our stock option and purchase plans. Stock purchases under the common stock repurchase program may be made periodically in the open market based on market conditions. To date there have been no stock repurchases under this program. Cash flows from operations and existing cash balances may be used to repurchase our common stock in the future.

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

Application of Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of condensed consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our condensed consolidated financial statements, areas that are particularly significant include revenue recognition policies, the assessment of recoverability of goodwill, restructuring obligations related to abandoned operating leases and contingencies related to the collectibility of accounts receivable and pending litigation. These critical accounting policies and estimates, their related disclosures and other accounting policies, methods and estimates have been reviewed by our senior management and audit committee. These policies and our practices related to these policies are described below and in Note 1 of Notes to the Condensed Consolidated Financial Statements.

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

We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Staff Accounting Bulletin (SAB) 101. We generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) services are not considered essential, (4) the fee is fixed or determinable and (5) collectibility is probable.

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

Allowance for doubtful accounts receivable

We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide for actual losses resulting from collecting less than full payment on our receivables. A considerable amount of judgment is required when we assess the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts might be required. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For the remaining customers, we recognize allowances for doubtful accounts based on the length of time the aggregate receivables are outstanding, the current business environment and historical experience. Alternatively, if the financial condition of our customers were to improve such that their ability to make payments was no longer considered impaired, we would reduce related estimated reserves with a credit to the provision for doubtful accounts.

Recoverability of goodwill

We regularly review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below net book value. For example, in the event the market price of our stock were below $0.82 per share as of December 31, 2003, we would have been required to complete an analysis of the recoverability of our goodwill. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we must determine if the carrying amount of our reporting unit level exceeds the “fair value” of the reporting unit level (we have only one reporting unit, specifically the license, implementation and support of its software applications) based on quoted market prices of our common stock, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any. We have recorded significant impairment charges for goodwill and other intangible assets in the past, and to the extent that events or circumstances cause our assumptions to change, additional charges may be required which could be material.

Lease abandonment costs

We initially recorded a significant restructuring charge in the third quarter of fiscal year 2001 upon abandoning certain operating leases as part of our program to restructure our operations and related facilities, and we recorded an additional charge in the third quarter of fiscal year 2002. In the quarters ended June 30, 2003 and 2002, we revised our estimates and expectations for our corporate headquarters and field offices disposition efforts as a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued declines in market conditions in the commercial real estate market in Northern California. Lease abandonment costs for the abandoned facilities were estimated to include the impairment of leasehold improvements, remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which were achieved using market trend information analyses provided by a commercial real estate brokerage firm retained by us. Each reporting period we review these estimates, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, as of December 31, 2003, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss of our Sunnyvale, California headquarters by approximately $7.8 million.

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

Risk Factors

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Ariba and its business because such factors may have a significant impact on Ariba’s business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, including in “Overview of Quarter Ended December 31, 2003 and Outlook for Fiscal Year 2004,” and the risks discussed in Ariba’s other SEC filings, actual results could differ materially from those projected in any forward-looking statements.

We Have a Relatively Limited Operating History and Compete in New and Rapidly Evolving Markets.

We were founded in September 1996 and have a relatively limited operating history. Our limited operating history makes an evaluation of our future prospects very difficult. We introduced our first product, Ariba Buyer, in May 1997 and introduced additional products thereafter, partly as a result of acquisitions. We repositioned our product offerings as the Ariba Spend Management solution in September 2001, and introduced additional applications in 2002 and 2003. As we adjust to evolving customer requirements and competitor pressures, we may be required to further reposition our product and service offerings and introduce new products and services.

A Continued Slowdown in Information Technology Spending May Adversely Impact Our Business.

Our business has been adversely impacted by the decline in information technology spending in recent years. The majority of Ariba’s business continues to be from sales of the Ariba Buyer product and related products and services to a relatively small number of customers each quarter. A continued slowdown could adversely impact our business in a number of ways including longer sales cycles, lower average selling prices and reduced bookings and revenues.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We had an accumulated deficit of approximately $4.3 billion as of December 31, 2003, including cumulative charges for the amortization of goodwill and other intangible assets and the impairment of goodwill and other intangible assets totaling approximately $3.7 billion. We may incur significant losses in the future for a number of reasons, including the following:

•	adverse economic conditions, in particular declines in information technology spending;

•	the failure of standalone enterprise spend management solution to mature as a separate market category;

•	declines in average selling prices of our products and services;

•	failure to achieve and implement growth initiatives designed in part to offset anticipated declines in revenue from our strategic relationship with Softbank and from prior year contracts;

•	failure to effectively redeploy internal resources to enhance our marketing, sales and service programs;

•	failure to successfully grow our sales channels in Europe and Japan;

•	increased reliance on hosted solutions that result in lower near-term revenues from customer deployments;

•	failure to maintain tight control over costs;

•	increased restructuring charges resulting from the failure to sublease excess facilities at anticipated levels and rates; and

•	the impact of our pending merger with FreeMarkets.

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

Our Success Depends on Retaining Our Current Key Personnel and Attracting Additional Key Personnel.

Our future performance depends on the continued service of our senior management, product development and sales personnel, in particular Robert M. Calderoni, who was elected President and Chief Executive Officer in October 2001 and Chairman of the Board of Directors in July 2003. We do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. In addition, our success depends on our continuing ability to attract, hire, train and retain a selected number of highly skilled managerial, technical, sales, marketing and customer support personnel. Our ability to retain key employees may be harder, given adverse changes in our business in recent years. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

Our Revenues in Any Quarter Depend on a Relatively Small Number of Relatively Large Orders. Our Sales Cycles Are Long and Can Be Unpredictable.

Our quarterly revenues are especially subject to fluctuation because they depend on the sale of relatively large orders for our products and related services. Many of these relatively large orders are realized at the end of the quarter. As a result, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. As discussed in “Risk Factors—Strategic Relationships with Third Parties are Important to Our Long-Term Success”, we are currently in a contract dispute with Softbank. In addition, our sales cycles are long and can be unpredictable. Also see “Risk Factors—Implementation of Our Products by Large Customers Is Complex, Time Consuming and Expensive. We Frequently Experience Long Sales and Implementation Cycles”.

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

Revenues in Any Quarter May Vary to the Extent Recognition of Revenue is Deferred when Contracts Are Signed.

We frequently enter into contracts where we recognize only a portion of the total revenue under the contract in the quarter in which we enter into the contract. For example, we may recognize revenue on a ratable basis over the life of the contract or enter into contracts where the recognition of revenue is conditioned upon delivery of future product or service elements. The portion of revenues recognized on a deferred basis may vary significantly in any given quarter, and revenues in any given quarter are a function both of contracts signed in such quarter and contracts signed in prior quarters. We anticipate that license revenues in future quarters will generally be more dependent on revenues from new customer contracts entered into in those quarters. In addition, deferred revenue is impacted by the timing of cash collections.

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

If a Sufficient Number of Suppliers Do Not Join and Maintain Their Participation In the Ariba Supplier Network, the Network May Not Attract a Sufficient Number of Buyers and Other Sellers Required to Make the Network Successful.

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

We also have strategic relationships with Softbank and its affiliates, as a minority stockholder of our Japanese and Korean subsidiaries, Nihon Ariba K.K. (“Nihon Ariba”) and Ariba Korea, Ltd., respectively, from which we derived license and maintenance revenues of $2.9 million and $6.1 million for the quarters ended December 31, 2003 and 2002, respectively, including license and maintenance revenues recognized pursuant to a long-term revenue commitment.

Our strategic relationship with Softbank has not performed to our expectations, and in June 2003 we commenced an arbitration proceeding against Softbank for failing to meet contractual revenue commitments. In response, Softbank filed a counter-demand alleging breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing and fraud related to both our Japanese and Korean subsidiaries. In November 2003, the arbitration panel dismissed the Korea related claims on jurisdictional grounds and entered an interim award requiring Softbank to make a $26.6 million interim payment, which includes interest, and to make future payment commitments on an interim basis. Softbank re-filed its claims related to Korea in a separate arbitration proceeding in January 2004. Thus far, Softbank has made two interim payments under the interim award. The first interim payment for $26.6 million was made in November 2003 and the second interim payment for $7.1 million was made in January 2004. These interim payments may only be used for the purpose of conducting Nihon Ariba’s business and will be subject to the final award of the arbitration panel, which may require repayment of the interim payments. There is no assurance we can achieve a mutually satisfactory resolution of our dispute with Softbank. The failure to achieve a satisfactory resolution of our dispute with Softbank and to realize future revenues from Softbank at committed levels could have a material adverse impact on our business, operating results, cash flows and financial position. In connection with the arbitration proceeding or additional rulings regarding the disposition of the interim award proceeds, these funds are recorded in the period received as an increase to restricted cash and accrued liabilities.

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

Our Acquisitions Are, and Any Future Acquisitions Will Be, Subject to a Number of Risks.

On January 13, 2004, we acquired Alliente, Inc., a privately held company that provides procurement outsourcing services to companies based on Ariba technology. On January 23, 2004, we announced a definitive agreement to acquire FreeMarkets, Inc., a publicly held company that provides software, services and information for global supply chain management. See Note 10 of Notes to Condensed Consolidated Financial Statements for further discussion. Our acquisition of Alliente and our pending acquisition of FreeMarkets are, and any future acquisitions will be, subject to a number of risks, including:

•	the diversion of management time and resources;

•	the difficulty of assimilating the operations and personnel of the acquired companies;

•	the potential disruption of our ongoing businesses;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to integration of the acquired company;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

•	potential unknown liabilities associated with acquired businesses.

If We Fail to Develop Products and Services in a Timely and Cost-Effective Basis, or If Our Products Contain Defects, Our Business Will Be Seriously Harmed.

In developing new products and services, we may:

•	fail to develop, introduce and market products in a timely or cost-effective manner;

•	find that our products and services are obsolete, noncompetitive or have shorter life cycles than expected;

•	fail to develop new products and services that adequately meet customer requirements or achieve market acceptance; or

•	develop products that contain undetected errors or failures when first introduced or as new versions are released.

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

New Versions and Releases of Our Products May Contain Errors or Defects.

Ariba Buyer, Ariba Enterprise Sourcing and our other products are complex. They may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of our products. We have in the past discovered software errors in our new releases and new products after their introduction. We have experienced delays in product release, lost revenues and customer frustration during the periods required to correct these errors. We may in the future discover errors and additional limitations in new releases or new products after the commencement of commercial shipments.

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

Beginning January 27, 2003, several shareholder derivative actions were filed in the Superior Court of California for the County of Santa Clara against certain of our current and former officers and directors and against us as nominal defendant. The actions were filed by stockholders purporting to assert, on our behalf, claims for breach of fiduciary duties, aiding and abetting, violations of the California insider trading law, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and contribution and indemnification. Specifically, the claims were based on our acquisition activity and related accounting implemented by the defendants, the alleged understatement of compensation expenses as reflected in our then proposed restatement, the alleged insider trading by certain defendants, the existence of the restatement class action litigation, in which we are alleged to be liable to defrauded investors, and the allegedly excessive compensation paid by us to one of our officers, as reflected in our then proposed restatement. The complaints sought the payment by the defendants to us of damages allegedly suffered by us, as well as other relief.

These actions were assigned to a single judge sitting in San Jose. On May 7, 2003 following briefing and hearing on related motions, the court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead plaintiffs’ counsel. Pursuant to that order, plaintiffs filed an amended consolidated derivative complaint on May 28, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints, and adds allegations relating to our April 10, 2003 announcement of the restatement of certain financial statements and also adds a cause of action for breach of contract. On October 28, 2003, the Company filed a demurrer, joined by the individual defendants, seeking dismissal of the action for failure to comply with applicable pre-litigation demand requirements. Following a hearing on the Company’s demurrer, the court issued a ruling on January 6, 2004 granting the Company’s demurrer and giving plaintiffs 60 days to file an amended complaint. This case is still in its early stages. We intend to defend against these claims vigorously.

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

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. We have only three patents issued in the United States and may not develop proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States and, in the case of the Ariba Supplier Network, because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and evolving.

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

Our Business Is Susceptible to Numerous Risks Associated with International Operations.

International operations have represented a significant portion of our revenues over the past three years. We have committed and expect to continue to commit significant resources to our international sales and marketing activities. We are subject to a number of risks associated with these activities. These risks generally include:

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

While international revenues have represented a significant percentage of total revenues, there can be no assurance that such relative performance can be sustained in light of such risks.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products in the United States and market our products in the United States, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. For the quarters ended December 31, 2003 and 2002, approximately 30% and 35%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contract outstanding as of December 31, 2003 (in thousands):

		Notional Contract Value		Unrealized Gain (Loss) in USD
	Buy/Sell	Currency	USD
Foreign Currency
Swiss Francs	Buy	600	$471	$10
European Currency Units	Sell	3,000	$3,644	$(101)

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of December 31, 2003.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which this forward exchange contract is based would result in unrealized exchange gains or losses of approximately $400,000. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures for which the contract is designated as a hedge. We do not expect material exchange rate gains and losses from other foreign currency exposures.

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

	Year Ending December 31, 2004	Year Ending December 31, 2005	Year Ending December 31, 2006	Year Ending December 31, 2007	Year Ending December 31, 2008	Thereafter	Total
Cash equivalents	$23,281	$—	$—	$—	$—	$—	$23,281
Average interest rate	1.05%	—	—	—	—	—	1.05%
Investments	$78,539	$42,838	$33,370	—	—	—	$154,747
Average interest rate	3.17%	4.34%	3.13%	—	—	—	3.48%

Total investment securities	$101,820	$42,838	$33,370	$—	$—	$—	$178,028

As of December 31, 2003, these amounts exclude equity investments totaling $800,000 and uninvested cash of $76.3 million, of which $26.6 million is attributed to funds received from Softbank classified as restricted cash on our condensed consolidated balance sheet and cash equivalents includes $28.9 million of restricted cash.

Item 4.    Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed in the reports the we file or submit under the Exchange Act, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures included, without limitation, controls and procedures designed that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of December 31, 2003 our disclosure controls and procedures are effective to ensure that material information relating to the company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Restatement Shareholder Derivative Litigation

Beginning January 27, 2003, several shareholder derivative actions were filed in the Superior Court of California for the County of Santa Clara against certain of our current and former officers and directors and against us as nominal defendant. These actions were filed by stockholders purporting to assert, on our behalf, claims for breach of fiduciary duties, aiding and abetting, violations of the California insider trading law, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and contribution and indemnification. Specifically, the claims were based on our acquisition activity and related accounting implemented by the defendants, the alleged understatement of compensation expenses as reflected in our then proposed restatement, the alleged insider trading by certain defendants, the existence of the restatement class action litigation, in which we are alleged to be liable to defrauded investors, and the allegedly excessive compensation paid by us to one of our officers, as reflected in our then proposed restatement. The complaints sought the payment by the defendants to us of damages allegedly suffered by us, as well as other relief.

These actions were assigned to a single judge sitting in San Jose. On May 7, 2003 following briefing and hearing on related motions, the court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead plaintiffs’ counsel. Pursuant to that order, plaintiffs filed an amended consolidated derivative complaint on May 28, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints, and adds allegations relating to our April 10, 2003 announcement of the restatement of certain financial statements and also adds a cause of action for breach of contract. On October 28, 2003, the Company filed a demurrer, joined by the individual defendants, seeking dismissal of the action for failure to comply with applicable pre-litigation demand requirements. Following a hearing on the Company’s demurrer, the court issued a ruling on January 6, 2004 granting the Company’s demurrer and giving plaintiffs 60 days to file an amended complaint. This case is still in its early stages. We intend to defend against these claims vigorously.

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

General

We are also subject to various claims and legal actions arising in the ordinary course of business. One example is our dispute with Softbank, which is discussed in “Risk Factors-Strategic Relationships with Third Parties are Important to Our Long-Term Success”. As another example, on December 28, 2001, BCE Emergis, Inc., a distributor in Canada of certain of our products, filed a lawsuit against the Company in the United States District Court for the Northern District of California (No. 01-21221 PVT). Plaintiff seeks approximately $30.0 million in alleged damages based on claims of breach of contract and promissory fraud/fraudulent concealment. Plaintiff alleges that we breached the Strategic Alliance Master Agreement between the parties and committed fraud in connection with our failure to provide specified software. We have counterclaimed against BCE Emergis. After a series of pleadings, Court rulings and two mediations, the matter has not yet been resolved. The matter has now been set for trial beginning in April 2004. Although litigation is inherently uncertain, we believe that we have meritorious defenses to all claims in the lawsuit.

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

Item 4.    Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

2.1	Agreement and Plan of Merger, dated December 30, 2003, by and among Registrant, Red Rocks Acquisition Corp. and Alliente Inc., as amended on January 9, 2004.

10.37*	Severance Agreement, dated November 11, 2003, by and between Registrant and John True.

10.38*	Severance Agreement, dated December 23, 2003, by and between Registrant and Kevin Costello.

10.39*	Severance Agreement, dated December 31, 2003, by and between Registrant and Robert M. Calderoni.

10.40*	Severance Agreement, dated December 31, 2003, by and between Registrant and James W. Frankola.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)    Reports on Form 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission on October 22, 2003 to announce our earnings for the fourth quarter of fiscal year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ JAMES W. FRANKOLA
James W. Frankola Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  February 11, 2003

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1	Agreement and Plan of Merger, dated December 30, 2003, by and among Registrant, Red Rocks Acquisition Corp. and Alliente Inc., as amended on January 9, 2004.

10.37*	Severance Agreement, dated November 11, 2003, by and between Registrant and John True.

10.38*	Severance Agreement, dated December 23, 2003, by and between Registrant and Kevin Costello.

10.39*	Severance Agreement, dated December 31, 2003, by and between Registrant and Robert M. Calderoni.

10.40*	Severance Agreement, dated December 31, 2003, by and between Registrant and James W. Frankola.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.