Form 10-Q/A
period 2000-12-31
ARIBA INC
filed 2004-05-14
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-26299

ARIBA, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0439730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

807 11th Avenue, Sunnyvale, California 94089

(Address of principal executive offices, including ZIP code)

(650) 390-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

The number of shares outstanding of the registrant’s Common Stock as of April 30, 2004 was 274,276,370.

ARIBA, INC.

INDEX

Page No.
Part II. Other Information

Item 6. Exhibits	4

Signatures	5

EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000 is solely to amend the exhibits listed on Item 6 herein. This amendment to our Quarterly Report on Form 10-Q does not otherwise attempt to update the information set forth in the original filing of the report.

Item 6.	Exhibits.

(a) Exhibits.

4.5	Shareholders Agreement, dated October 19, 2000, by and among Softbank Corp., Softbank E-Commerce Corp., the Registrant and Nihon Ariba K.K.

10.16	Stock Purchase Agreement, dated October 19, 2000, by and among Nihon Ariba K.K., Softbank Corp. and Softbank E-Commerce Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

Date: May 14, 2004	By:	/s/ JAMES W. FRANKOLA

James W. Frankola
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

4.5	Shareholders Agreement, dated October 19, 2000, by and among Softbank Corp., Softbank E-Commerce Corp., the Registrant and Nihon Ariba K.K.

10.16	Stock Purchase Agreement, dated October 19, 2000, by and among Nihon Ariba K.K., Softbank Corp. and Softbank E-Commerce Corp.