Form 10-K/A
period 2001-09-30
ARIBA INC
filed 2004-05-14
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

FOR ANNUAL AND TRANSITION REPORTS PURSUANT

TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-26299

ARIBA, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0439730
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

807 11th Ave., Sunnyvale, California	94089
(Address of Principal Executive Offices)	(Zip Code)

(650) 390-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.002 Par Value Per Share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒  No  ☐

As of April 30, 2004, there were 274,276,370 shares of the Registrant’s common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant (based on the closing price for the common stock on the Nasdaq Stock Market on April 30, 2004) was approximately $609.4 million.

ARIBA, INC.

ANNUAL REPORT ON FORM 10-K/A

TABLE OF CONTENTS

Page No.
Part IV

Item 15. Exhibits	4

Signatures	5

EXPLANATORY NOTE

The purpose of this amendment to our Annual Report on Form 10-K for the year ended September 30, 2001 is solely to amend the exhibits listed on Item 15 herein. This amendment to our Annual Report on Form 10-K does not otherwise attempt to update the information set forth in the original filing of the report.

PART IV

ITEM 15.	EXHIBITS.

(a)

3. EXHIBITS

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K/A.

10.19	*	Severance Agreement, dated July 18, 2001, by and between Registrant and Robert M. Calderoni.

10.20	*	Loan Agreement, dated February 1, 2001, by and between Robert M. Calderoni and Golden Bear Real Estate, L.L.C.

10.21		Promissory Note, dated February 1, 2001, by and between Robert M. Calderoni and Golden Bear Real Estate, L.L.C.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2004

ARIBA, INC.

By:	/s/ JAMES W. FRANKOLA

James W. Frankola Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

5

EXHIBIT INDEX

Exhibit No.		Exhibit Title

10.19	*	Severance Agreement, dated July 18, 2001, by and between Registrant and Robert M. Calderoni.

10.20	*	Loan Agreement, dated February 1, 2001, by and between Robert M. Calderoni and Golden Bear Real Estate, L.L.C.

10.21		Promissory Note, dated February 1, 2001, by and between Robert M. Calderoni and Golden Bear Real Estate, L.L.C.

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.