Form 10-Q/A
period 2001-12-31
ARIBA INC
filed 2004-05-14
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission File Number 000-26299

ARIBA, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0439730 (I.R.S. Employer Identification No.)

807 11th Avenue, Sunnyvale, California 94089

(Address of principal executive offices, including ZIP code)

(650) 390-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒.    No☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

The number of shares outstanding of the registrant’s Common Stock as of April 30, 2004 was 274,276,370.

ARIBA, INC.

INDEX

Page No.

Part II. Other Information

Item 6. Exhibits	4

Signatures	5

EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 is solely to amend the exhibits listed on Item 6 herein. This amendment to our Quarterly Report on Form 10-Q does not otherwise attempt to update the information set forth in the original filing of the report.

Item 6.	Exhibits.

(a)  Exhibits.

4.4	First Amended and Restated Shareholders Agreement, dated December 10, 2001, by and among SOFTBANK Corp., SOFTBANK EC Holding Corp., Registrant and Nihon Ariba K.K.

10.22*	Letter Agreement, dated October 20, 2001, by and between Registrant and Lawrence A. Mueller.

10.23	Offer Letter, dated October 16, 2001, by and between Registrant and James W. Frankola.

10.24	Amendment No. 1 to Stock Purchase Agreement, dated December 10, 2001, by and among Nihon Ariba K.K., SOFTBANK Corp. and SOFTBANK EC Holding Corp.

10.25	Standby Purchase Agreement, dated December 10, 2001, by and among Registrant, Nihon Ariba K.K. and SOFTBANK EC Holding Corp.

10.26	Release Reimbursement and Payment Agreement, dated December 10, 2001, by and among Registrant, Nihon Ariba K.K., SOFTBANK Corp. and SOFTBANK EC Holding Corp.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

Date: May 14, 2004

	By:	/s/ JAMES W. FRANKOLA

James W. Frankola Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title
4.4	First Amended and Restated Shareholders Agreement, dated December 10, 2001, by and among SOFTBANK Corp., SOFTBANK EC Holding Corp., Registrant and Nihon Ariba K.K.

10.22*	Letter Agreement, dated October 20, 2001, by and between Registrant and Lawrence A. Mueller.

10.23	Offer Letter, dated October 16, 2001, by and between Registrant and James W. Frankola.

10.24	Amendment No. 1 to Stock Purchase Agreement, dated December 10, 2001, by and among Nihon Ariba K.K., SOFTBANK Corp. and SOFTBANK EC Holding Corp.

10.25	Standby Purchase Agreement, dated December 10, 2001, by and among Registrant, Nihon Ariba K.K. and SOFTBANK EC Holding Corp.

10.26	Release Reimbursement and Payment Agreement, dated December 10, 2001, by and among Registrant, Nihon Ariba K.K., SOFTBANK Corp. and SOFTBANK EC Holding Corp.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.