Form 10-Q/A
period 2002-06-30
ARIBA INC
filed 2004-05-14
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 is solely to amend the exhibits listed on Item 6 herein. This amendment to our Quarterly Report on Form 10-Q does not otherwise attempt to update the information set forth in the original filing of the report.

Item 6.     Exhibits.

(a) Exhibits.

10.29	*	Offer Letter, dated April 10, 2002, by and between Registrant and Kevin Costello.

10.30		First Amendment to Standby Purchase Agreement, dated June 30, 2002, by and among Registrant, SOFTBANK EC HOLDING CORP. and Nihon Ariba K.K.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.
Date: May 14, 2004
	By:	/s/ JAMES W. FRANKOLA
James W. Frankola Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Exhibit Title

10.29	*	Offer Letter, dated April 10, 2002, by and between Registrant and Kevin Costello.

10.30		First Amendment to Standby Purchase Agreement, dated June 30, 2002, by and among Registrant, SOFTBANK EC HOLDING CORP. and Nihon Ariba K.K.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

1