Form 10-K/A
period 2003-09-30
ARIBA INC
filed 2004-05-14
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 3

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

EXPLANATORY NOTE

This Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 is being filed solely to conform the information herein with the information set forth in the Registrant’s Registration Statement on Form S-4, as amended, filed on May 13, 2004. Except as so indicated, the Registrant has made no other significant changes in this Amendment No. 3 to its Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

Recent Events

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

On January 13, 2004, we completed the acquisition of Alliente, Inc. (“Alliente”), a privately held company headquartered in Colorado Springs, Colorado. Alliente provides procurement outsourcing services to companies based on Ariba technology. The total purchase price is estimated at approximately $10.2 million consisting of cash payments of $9 million, $200,000 of acquisition costs and approximately $1 million of assumed liabilities.

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

Overview

Ariba provides Spend Management solutions that allow enterprises to manage efficiently the purchasing of all non-payroll goods and services required to run their business. We refer to these non-payroll expenses as “spend.” Our solutions, which include software applications, services and network access, are designed to provide corporations with technology and business process improvements to better manage their corporate spending and, in turn, save money. Our software applications and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and communication activities. These goods and services include commodities, raw materials, operating resources, services, temporary labor, travel, maintenance, repair and operations equipment.

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

License revenues from our software applications comprised 44%, 43% and 65% of our total revenues for the years ended September 30, 2003, 2002 and 2001, respectively. Consulting and other services comprised 24%, 24% and 18% of our total revenues for the years ended September 30, 2003, 2002 and 2001, respectively. Maintenance revenue, including fees for network access, comprised 32%, 33% and 17% of our total revenues for the years ended September 30, 2003, 2002 and 2001, respectively.

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

We have only recently introduced several Ariba Spend Management solutions that have achieved limited deployment. These products may be more challenging to implement than our more established products, as we have less experience deploying these applications. Although we plan to periodically update and enhance our existing software applications and to introduce new applications, we do not anticipate any specific limitation on the useful life of our current technology.

Ariba Analysis Solution

The Ariba Analysis Solution currently includes Ariba Analysis, which is designed to provide our customers with a single, unified view of their spending activities across all of their suppliers, divisions, and purchased goods or services. Analytical tools summarize data into meaningful dashboards to help purchasing and sourcing professionals identify specific groups of goods and services with the largest opportunities for savings. Savings opportunities are frequently identified for goods or services which employees purchase without proper authorization or from a fragmented supply base. By providing clear data and analysis, Ariba Analysis helps our customers identify and implement spend reduction programs. Ariba Analysis was introduced in November 2002 and can be deployed as a hosted or an installed application.

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

Ariba Enterprise Sourcing is an enterprise-wide strategic sourcing application designed for all spend categories. It assists professional buyers at every step in the sourcing process, from defining spending baselines and category requirements to finding suppliers and negotiating agreements. It helps buyers and suppliers capture purchasing trade-offs and optimize sourcing activities with flexible bidding options and decision support tools. Ariba Enterprise Sourcing was introduced in September 2001 and can be used for nearly every type of good or service and can be deployed as a hosted or an installed application.

Ariba Contracts is designed to provide comprehensive enterprise-wide management of the entire contract lifecycle and provides buyers access to a centralized repository of contracted products and services. From Ariba Contracts, buyers can create, search, amend, and re-source contracts, as well as monitor contract usage and supplier price compliance. Ariba Contracts was introduced in April 2002 and can be deployed as a hosted or an installed application.

Ariba Category Management enables sourcing and procurement professionals to collaborate closely, gain greater organizational visibility and control, and capture category knowledge for re-use. It helps teams make better decisions and increases buy-in, compliance, and efficiency by providing workspaces for process and knowledge management. Ariba Category Management was introduced in March 2003 and can be deployed as a hosted or an installed application.

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

Ariba Buyer is the cornerstone application of the Ariba Procurement solution. It is a robust, scalable and reliable application that enables organizations to manage purchasing transactions for any good or service. The automation of the procurement business process reduces processing costs, improves productivity and helps to ensure compliance with enterprise-wide contracts. Ariba Buyer links end-users throughout an organization with approvers, and links the procurement application to back-end financial, purchasing and human resource systems to access important procurement information, such as supplier product information, price lists, web sites and order status. Ariba Buyer allows customers to attain global user and supplier adoption, enforce purchasing compliance against corporate policies and contracts, and measure progress. All of these factors drive cost savings by reducing transaction expenses, decreasing cycle times and leveraging existing supplier relationships. Ariba Buyer leverages the Ariba Supplier Network to securely automate commerce transactions with suppliers on the Internet. Ariba Buyer was introduced in June 1997 and is deployed as an installed application.

Ariba Invoice streamlines and automates invoicing and reconciliation, thereby eliminating or reducing traditional paper processes and greatly reducing cycle times. Ariba Invoice is designed to allow our customers to gain more control of the invoice processing cycle, automate data entry, matching, and exception resolution processes, foster stronger partner relationships with more prompt and accurate handling of invoices, and centralize invoicing data. Ariba Invoice is designed to decrease the traditional cost of invoice reconciliation, exception handling and supplier communication, while improving the efficiency of the payment process. Ariba Invoice was introduced in April 2002 and is deployed as an installed application that leverages the Ariba Supplier Network.

Ariba Travel and Expense helps to manage the procurement of corporate travel and expenses. The application automates the manual processes required for travel purchases to increase expense policy compliance, decrease administrative costs, and reduce travel approval and expense reimbursement cycle times. Ariba Travel and Expense provides a set of features to generate expense reports automatically from travel cards or procurement cards and can route expense reports to functional travel and expense managers. Ariba Travel and Expense was introduced in September 1998 and is deployed as an installed application.

Ariba eForms allows organizations to automate non-standard business processes outside of the core requisitioning process. Users are able to attach custom forms to existing Ariba software applications or create new software applications for nearly any type of operating resource request. Ariba eForms are created using XML (eXtensible Markup Language), a definition language that allows organizations to design forms that capture information from end-users and route the information for internal approval. Each Ariba eForm can have its own approval rules and can incorporate standard data from Ariba Buyer, including financial accounting and human resources information. Ariba eForms was introduced in September 1998 and is deployed as an installed application.

The Ariba Supplier Network

The Ariba Supplier Network connects buyers and suppliers via the Internet and offers electronic invoicing, catalog and content management, business document routing and multi-protocol translation for numerous standard business documents. Businesses can use the Ariba Supplier Network to: search an open directory of trading partners, including over 60,000 suppliers worldwide; subscribe to and manage catalog content; and conduct transactions, including order management and fulfillment, invoicing and settlement communication. By using the Ariba Supplier Network, businesses can realize cost savings through greater process efficiencies, better employee and contract compliance, reduced inventories and fair pricing opportunities.

The Ariba Supplier Network is a multi-protocol network that allows buyers to send orders from Ariba Buyer in one standard format that are then converted into the supplier’s preferred transaction format. Supported formats include: cXML (Commerce eXtensible Markup Language), a format used on the Internet to describe commerce data and documents; EDI (Electronic Data Interchange), a format used to exchange data and documents electronically; CIF (Catalog Interchange Format), a format commonly used to transfer catalog information electronically; electronic mail; or facsimile. In addition, by using Ariba PunchOut, a cXML-based technology, buyers can link to a supplier’s web site to find, configure and select products while keeping the purchasing process within Ariba Buyer for internal approval, accounting and administrative controls. This feature is particularly useful when working with suppliers that have extensive web sites, product configuration systems and large product catalogs.

Frequently, suppliers join the Ariba Supplier Network at the request of buyers who purchase goods and services using Ariba Spend Management solutions. To help buyers attract and enable their target suppliers rapidly, we have created Ariba Supplier Enablement solutions that provide a broad range of products and services to enable suppliers of various sizes in all industries to join the Ariba Supplier Network. Ariba Supplier Enablement solutions include tools for content management, order management, order fulfillment, invoicing, and settlement that help suppliers manage business transactions and content simply through a web browser or by using XML. We have also created other Ariba Supplier Programs, including Ariba Supplier Advantage, Ariba Supplier Consulting and Ariba Ready, to help suppliers develop, deploy and promote their capabilities on the Ariba Supplier Network.

Access to the Ariba Supplier Network is provided to our customers as part of their license and maintenance agreements. For suppliers joining the Ariba Supplier Network, they must agree to a standard web-based terms of use agreement with us, and link to the network through any of several formats (e.g. cXML, EDI or facsimile). We do not compensate suppliers for joining the Ariba Supplier Network nor are suppliers currently charged for basic access to the Ariba Supplier Network, however, suppliers are charged fees for the optional Ariba Supplier Programs and premium technology support services.

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

Employees

As of September 31, 2003, we had a total of 845 employees, including 297 in research and development, 176 in sales and marketing, 282 in professional services, customer support and training, and 90 in administration and finance. Of these employees, 641 were located in the United States and 204 were located outside the United States. Between April 2001 and December 2001, we significantly reduced our workforce to better align expenses with revenue levels. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

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

We appointed new general managers in Europe and Asia and plan to grow our international sales channels by identifying, hiring and training more sales personnel; educating customers on the value of spend management; developing partnerships with third-party providers of implementation services; and potentially forming new reseller agreements.

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

Research and Development

We introduced our initial product, Ariba Buyer, in June 1997, and since then we have released a number of new products and product enhancements, including Ariba Travel and Expense and Ariba eForms. We began to operate the Ariba Supplier Network in April 1999 and continue to provide enhancements to it on an ongoing basis. We introduced Ariba Enterprise Sourcing in September 2001. More recently, we introduced Ariba Contracts and Ariba Invoice in April 2002, Ariba Analysis in November 2002, Ariba Category Management in March 2003 and Ariba Supplier Performance Management in July 2003.

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

International Operations

We currently have offices in 17 countries. All of our international operations are conducted through wholly owned subsidiaries, except for our Japanese subsidiary, Nihon Ariba K.K., and our Korean subsidiary, Ariba Korea, Ltd., in which Softbank and other strategic partners have purchased minority equity interests. Revenues from our international operations were $75.4 million, $73.5 million and $109.4 million for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. For the year ended September 30, 2003, Softbank accounted for approximately 10% of our revenue. Our strategic relationship with Softbank has not performed to our expectations. See “Risk Factors—Our Business May Be Seriously Harmed if We Are Unable to Satisfactorily Resolve Our Dispute with Softbank” below.

Competition

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition has resulted in price reductions and could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete with several major enterprise software companies including SAP, Oracle and PeopleSoft. In the area of sourcing solutions specifically, we compete with FreeMarkets, as well as with other small niche vendors such as b2emarkets, eBreviate, Emptoris and Frictionless Commerce. In addition, because spend management is a relatively new software category, we expect additional competition from other established and emerging companies if this market continues to develop and expand. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. These third parties, which include IBM, Accenture, Cap Gemini Ernst & Young, Deloitte Consulting and Bearing Point, are generally not subject to confidentiality or non-compete agreements that restrict such competitive behavior. Also, there are consulting companies that offer services that may compete with parts of our offering. We could also face competition from other companies who introduce Internet-based spend management solutions.

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

Many of our current and potential competitors, such as enterprise resource planning software vendors including Oracle, SAP and PeopleSoft, have longer operating histories, significantly greater current and potential financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than we do. These vendors could also introduce spend management solutions that are included as part of broader enterprise application solutions at little or no cost. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations. As a result, we may not be able to compete successfully against our current and future competitors.

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

We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our software products to perform key functions. For example, we license integration software from TIBCO for Ariba Buyer. If we are unable to continue to license any of this software on commercially reasonable terms, or at all, we will face delays in releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our current product. These delays, if they occur, could materially adversely affect Ariba.

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

In the quarter ended March 31, 2000, we entered into an intellectual property agreement with IBM under which, among other things, each party granted to the other party a perpetual cross-license to certain of the other party’s patents which were issued at the time of the agreement or which issued based on applications filed within three years after the agreement. Among other things, the cross-license allows each party to make, use, import, license or sell certain products and services under such patents of the other party. As such, the agreement forecloses each party from trying to enforce such patents against the other party by claiming that the other party’s products and services violated the patents.

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

ITEM 2.    PROPERTIES

Our principal sales, marketing, research, development, and administrative offices occupy approximately 233,000 square feet in a 716,000 square foot, five building office park in Sunnyvale, California which is our corporate headquarters. Our lease for the entire office park commenced January 25, 2001 and expires on January 24, 2013. We currently sublease one and half buildings totaling 262,600 square feet, to a third party. This sublease expires on July 31, 2007. In addition, we also sublease one building and part of another building totaling approximately 180,000 square feet to another third party. This sublease expires on May 13, 2008. Our regional offices are located in Alpharetta, Georgia; Lisle, Illinois; Burlington, Massachusetts; and Bridgewater, New Jersey. These leases total approximately 99,300 square feet and expire at various dates between 2004 and 2007. We are in the process of subleasing some of our excess leased facilities located in Sunnyvale and Mountain View, California and Lisle, Illinois, for the remaining lease terms.

Prior to moving to our current corporate headquarters, we leased 131,560 square feet in Mountain View, California under a lease that expires October 31, 2006. We are currently subleasing 29,700 square feet of this facility to a third party for the remaining lease term and the remaining 101,860 square feet is available for sublease. We leased an additional 33,000 square feet in Sunnyvale, California under a lease that expires on August 31, 2004. We are currently subleasing this facility to a third party for the remaining lease term. We lease an additional 45,000 square feet in Mountain View, California under a lease that expires April 30, 2005 and this space is currently available for sublease. We lease other North American sales and support offices located in the metropolitan areas of Dallas, Texas; Detroit, Michigan; Los Angeles, California; Minneapolis, Minnesota; New York, New York; Philadelphia, Pennsylvania; St. Louis, Missouri; Washington D.C.; and Toronto, Canada. We also lease sales and support offices outside of North America in locations including Australia, Belgium, France, Germany, India, Ireland, Italy, Japan, Korea, Mexico, the Netherlands, Singapore, Spain, Switzerland and the United Kingdom.

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

On July 15, 2002, we and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. On or around November 18, 2002, during the pendency of the motion to dismiss, the Court entered as an order a stipulation by which all of the individual defendants were dismissed from the case without prejudice in return for executing a tolling agreement. On February 19, 2003, the Court rendered its decision on the motion to dismiss, granting a dismissal of the remaining Section 10(b) claim against us without prejudice. Plaintiffs have indicated that they intend to file an amended complaint.

On June 24, 2003, a Special Litigation Committee of our Board of Directors approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against Ariba with prejudice in return for the assignment by Ariba of claims that Ariba might have against its underwriters. No payment to the plaintiffs by us is required under the MOU. There can be no assurance that the MOU will result in a formal settlement or that the Court will approve the settlement that the MOU sets forth. In the event that the MOU does not result in a formal settlement approved by the Court, we intend to defend against these claims vigorously.

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

In a series of orders issued by the Court in February and March, 2003, these cases were deemed related to each other and assigned to a single judge sitting in San Jose. On July 11, 2003, following briefing and a hearing on related motions, the Court entered two orders that together (1) consolidated the related cases for all purposes into a single action captioned In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, (2) appointed a lead plaintiff, and (3) approved the lead plaintiff’s selection of counsel. On September 15, 2003, the lead plaintiff filed a Consolidated Amended Complaint, which restated the allegations and claims described above and added a claim pursuant to Section 14(a) of the Exchange Act, based on the allegation that we failed to disclose certain payments and executive compensation items in our January 24, 2002 Proxy Statement. On November 17, 2003, defendants filed a motion to dismiss the action for failure to state a claim, which was fully briefed and set for hearing on March 29, 2004. This case is still in its early stages. We intend to defend against these claims vigorously.

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

These actions were assigned to a single judge sitting in San Jose. On May 7, 2003 following briefing and hearing on related motions, the court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead plaintiffs’ counsel. Pursuant to that order, plaintiffs filed an amended consolidated derivative complaint on May 28, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints, and adds allegations relating to our April 10, 2003 announcement of the restatement of certain financial statements and also adds a cause of action for breach of contract. On October 28, 2003, we filed a demurrer, joined by the individual defendants, seeking dismissal of the action for failure to comply with applicable pre-litigation demand requirements. This demurrer is currently scheduled to be heard by the Court on December 16, 2003. This case is still in its early stages. We intend to defend against these claims vigorously.

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

General

We are also subject to various claims and legal actions arising in the ordinary course of business. One example is our dispute with Softbank, which is discussed in “Risk Factors—Our Business May be Seriously Harmed If We are Unable to Satisfactorily Resolve Our Dispute with Softbank.” As another example, on December 28, 2001, BCE Emergis, Inc., a distributor in Canada of certain of our products, filed a lawsuit against the Company in the United States District Court for the Northern District of California (No. 01-21221 PVT). Plaintiff seeks approximately $30.0 million dollars in alleged damages based on claims of breach of contract and promissory fraud/fraudulent concealment. Plaintiff alleges that we breached the Strategic Alliance Master Agreement between the parties and committed fraud in connection with our failure to provide specified software. We have counterclaimed against BCE Emergis. After a series of pleadings, Court rulings and a mediation, the matter has not yet been resolved. A previously set trial date had been vacated by the Court due to a discovery dispute that was before the Ninth Circuit Court of Appeals. Those appellate proceedings have now ended and we expect that a trial date will be set shortly. The Court has ordered a second mediation, which was originally scheduled for August 29, 2003, but did not occur as scheduled. We expect that the second mediation will occur prior to trial, probably in January 2004. In January 2004, the Court will likely set a trial date for sometime in 2004. Although litigation is inherently uncertain, we believe that we have meritorious defenses to all claims in the lawsuit.

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

16.1

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

	For the Years Ended September 30,
	2003(3)	2002	2001	2000(4)	1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License	$83,852	$83,099	$253,862	$193,657	$26,768
License – related party	19,214	15,341	6,372	—	—
Maintenance and services	129,015	127,577	139,100	80,249	18,604
Maintenance and services – related party	4,617	3,786	476	—	—

Total revenues	236,698	229,803	399,810	273,906	45,372
Cost of revenues:
License	4,519	4,318	17,376	12,572	724
Maintenance and services	45,489	42,881	68,208	34,947	8,089
Amortization of acquired core technology	4,000	6,732	6,732	2,733	—

Total cost of revenues	54,008	53,931	92,316	50,252	8,813

Gross profit	182,690	175,872	307,494	223,654	36,559

Operating expenses:
Sales and marketing	80,364	80,950	280,610	200,969	33,859
Research and development	53,836	64,365	90,657	38,913	11,620
General and administrative	36,203	31,751	60,495	29,403	7,917
Amortization of goodwill and other intangible assets	113,464	559,046	920,854	675,733	—
In-process research and development	—	—	—	27,350	—
Business partner warrants, net(1)	—	5,562	27,773	26,570	—
Stock-based compensation(2)	2,161	14,767	61,082	41,666	14,584
Restructuring and lease abandonment costs	5,350	62,609	133,582	—	—
Impairment of goodwill, other intangible assets and equity investments(5)	—	—	1,436,135	—	—
Merger related costs	—	—	3,643	—	—

Total operating expenses	291,378	819,050	3,014,831	1,040,604	67,980

Loss from operations	(108,688)	(643,178)	(2,707,337)	(816,950)	(31,421)
Other income, net	5,729	7,013	15,719	16,331	2,219

Net loss before income taxes and minority interest	(102,959)	(636,165)	(2,691,618)	(800,619)	(29,202)

Provision (benefit) for income taxes	(92)	2,784	7,708	1,963	98
Minority interests in net income (loss) of consolidated subsidiaries	3,460	(286)	(4,631)	—	—

Net loss	$(106,327)	$(638,663)	$(2,694,695)	$(802,582)	$(29,300)

Net loss per share – basic	$(0.40)	$(2.47)	$(11.02)	$(4.15)	$(0.42)

Weighted average shares – basic	266,284	259,042	244,614	193,417	70,064

Net loss per share – diluted	$(0.40)	$(2.47)	$(11.02)	$(4.15)	$(0.42)

Weighted average shares and potential common shares – diluted	266,284	259,042	244,614	193,417	70,064

	September 30,
	2003	2002	2001	2000	1999
Consolidated Balance Sheets Data:
Cash, cash equivalents and investments	$205,471	$245,251	$261,011	$334,191	$152,440
Working capital	$3,493	$25,747	$68,947	$157,326	$58,488
Total assets	$459,130	$624,618	$1,270,284	$3,784,175	$170,021
Restructuring obligations, less current portion	$34,112	$43,353	$12,855	$—	$—
Other long-term obligations, less current portion	$—	$—	$106	$402	$781
Minority interests	$20,019	$15,027	$15,720	$—	$—
Accumulated deficit	$(4,287,199)	$(4,180,872)	$(3,542,209)	$(847,514)	$(44,932)
Total stockholders’ equity	$216,857	$311,028	$919,494	$3,470,218	$122,183

(1)	For the years ended September 30, 2002, 2001 and 2000, business partner warrants expense, net, totaling $5.6 million, $27.8 million and $26.6 million, respectively, is attributable to sales and marketing operating expense.

(2)	For the years ended September 30, 2003, 2002, 2001, 2000 and 1999, stock-based compensation expense (benefit), net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	For the Years Ended September 30,
	2003	2002	2001	2000	1999

Cost of revenues	$(729)	$3,277	$6,125	$4,412	$1,084
Sales and marketing	1,544	4,312	16,540	16,119	6,569
Research and development	272	(264)	4,311	3,475	2,998
General and administrative	1,074	7,442	34,106	17,660	3,933

Total	$2,161	$14,767	$61,082	$41,666	$14,584

(3)	As discussed in Note 1 of the Notes to Ariba’s consolidated financial statements included elsewhere in this Annual Report, effective October 1, 2002, Ariba adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. As a result, goodwill and other intangible assets with indefinite lives are no longer being amortized.

(4)	The consolidated statements of operations data and the consolidated balance sheet data as of and for the years ended September 30, 2003, 2002, 2001 and 2000 reflect the following:

•	On January 20, 2000, Ariba acquired TradingDynamics, Inc. This acquisition was accounted for using the purchase method of accounting. The consolidated statements of operations data includes the results of operations of TradingDynamics subsequent to January 20, 2000 and the consolidated balance sheet data includes the financial position of TradingDynamics as of January 20, 2000.

•	On March 8, 2000, Ariba acquired Tradex, Inc. This acquisition was accounted for using the purchase method of accounting. The consolidated statements of operations data includes the results of operations of Tradex subsequent to March 8, 2000 and the consolidated balance sheet data includes the financial position of Tradex as of March 8, 2000.

•	On August 28, 2000, Ariba acquired SupplierMarket.com, Inc. This acquisition was accounted for using the purchase method of accounting. The consolidated statements of operations data includes the results of operations of SupplierMarket subsequent to August 28, 2000 and the consolidated balance sheet data includes the financial position of SupplierMarket as of August 28, 2000.

•	These purchases resulted in total in-process research and development expense of $27.4 million for the year ended September 30, 2000.

(5)	As discussed in Note 4 of the Notes to Ariba’s consolidated financial statements included elsewhere in this Annual Report, during the second quarter of fiscal year 2001 Ariba recorded a $1.4 billion impairment charge to reduce goodwill and other intangible assets associated with the Tradex acquisition.

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

Recent Events

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

On January 13, 2004, we completed the acquisition of Alliente, Inc. (“Alliente”), a privately held company headquartered in Colorado Springs, Colorado. Alliente provides procurement outsourcing services to companies based on Ariba technology. The total purchase price is estimated at approximately $10.2 million consisting of cash payments of $9 million, $200,000 of acquisition costs and approximately $1 million of assumed liabilities.

Overview of Our Business

Ariba provides Spend Management solutions that allow enterprises to manage efficiently the purchasing of all non-payroll goods and services required to run their business. We refer to these non-payroll expenses as “spend.” Our solutions, which include software applications, services and network access, are designed to provide corporations with technology and business process improvements to better manage their corporate spending and, in turn, save money. Our software applications and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and settlement activities. These goods and services include commodities, raw materials, operating resources, services, temporary labor, travel, maintenance, repair and operations equipment.

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

License revenues from our software applications comprised 44%, 43% and 65% of our total revenues for the years ended September 30, 2003, 2002 and 2001, respectively. Consulting and other services comprised 24%, 24% and 18% of our total revenues for the years ended September 30, 2003, 2002 and 2001, respectively. Maintenance revenue, including fees for network access, comprised 32%, 33% and 17% of our total revenues for the years ended September 30, 2003, 2002 and 2001, respectively.

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

Strategic Relationships

We have strategic relationships with Softbank and its affiliates, as a minority shareholder of our Japanese and Korean subsidiaries, Nihon Ariba K.K. (“Nihon Ariba”) and Ariba Korea, Ltd., respectively, from which we derived revenues of $23.8 million, $19.1 million and $6.9 million for the years ended September 30, 2003, 2002 and 2001, respectively, pursuant to a long-term revenue commitment. Our strategic relationship with Softbank has not performed to its expectations. In June 2003, we commenced an arbitration proceeding in San Francisco, California against Softbank for failing to meet contractual revenue commitments. We believe that Softbank’s failure to meet contractual revenue commitments was affected at least in part by the significant decline in information technology spending following formation of the strategic relationship in October 2000.

In response to our arbitration demand, Softbank filed a counter-demand alleging breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing and fraud related to both of our Japanese and Korean subsidiaries. In November 2003, the arbitration panel dismissed the Korea related claims on jurisdictional grounds and entered an interim award requiring Softbank to make a $26.6 million interim payment, which includes interest, and to make future payment commitments on an interim basis. The first interim payment for $26.6 million was made in November 2003. These interim payments may only be used for the purpose of conducting Nihon Ariba’s business and will be subject to the final award of the arbitration panel, which may require repayment of the interim payments. There is no assurance we can achieve a mutually satisfactory resolution of its dispute with Softbank.

Due to the ongoing dispute with Softbank, we are unable to predict the amount of any future revenues that it may realize from our strategic relationship with Softbank. In connection with the arbitration proceeding or additional rulings regarding the disposition of the interim award proceeds, interim payments received from Softbank have been recorded in the period received as an increase to restricted cash and accrued liabilities.

We do not have similar long-term revenue commitments with any other customer. Accordingly, we do not believe that the factors giving rise to the dispute, which are unique to the Softbank relationship, are likely to affect anticipated revenues from other customers.

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

Outlook

Our outlook for fiscal year 2004 continues to reflect both a long-term and near-term assessment of our prospects. Although we remain optimistic about the long-term prospects for our spend management solutions, we believe that the near term market for IT spending will continue to be challenging. We believe that our success in fiscal year 2004 will depend on growth initiatives designed in part to offset anticipated declines in revenue from our Softbank strategic relationship and from lower license revenues from customer contracts entered into in prior quarters. We also believe that our success in fiscal year 2004 will depend on our ability to effectively redeploy our resources to enhance our marketing, sales and services programs, and our ability to maintain tight control over expenses and cash. In addition, completion of our pending merger with FreeMarkets and integration of FreeMarkets’ operations will have a number of significant effects on our business.

We believe that key risks include market acceptance of spend management solutions as a standalone market category, our success in growing our sales channels in Europe and Japan, the overall level of information technology spending, potential declines in average selling prices because our newer products generally have lower list prices than our more established products, such as Ariba Buyer, and the potential adverse impacts resulting from the restatement of our consolidated financial statements and related regulatory inquiries and legal proceedings. In addition, our pending merger with FreeMarkets, if completed, will be subject to a number of important risks and uncertainties. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. Please refer to the “Risk Factors” section for additional information.

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

	Year Ended September 30,
	2003	2002	2001(1)
Revenues:
License	$83,852	$83,099	$253,862
License—related party	19,214	15,341	6,372
Maintenance and services	129,015	127,577	139,100
Maintenance and services—related party	4,617	3,786	476

Total revenues	236,698	229,803	399,810

Cost of revenues:
License	4,519	4,318	17,376
Maintenance and services	45,489	42,881	68,208
Amortization of acquired core technology	4,000	6,732	6,732

Total cost of revenues	54,008	53,931	92,316

Gross profit	182,690	175,872	307,494

Operating expenses:
Sales and marketing	80,364	80,950	280,610
Research and development	53,836	64,365	90,657
General and administrative	36,203	31,751	60,495
Amortization of goodwill and other intangible assets	113,464	559,046	920,854
Business partner warrants, net	—	5,562	27,773
Stock-based compensation	2,161	14,767	61,082
Restructuring and lease abandonment costs	5,350	62,609	133,582
Impairment of goodwill, other intangible assets and equity investments	—	—	1,436,135
Merger related costs	—	—	3,643

Total operating expenses	291,378	819,050	3,014,831

Loss from operations	(108,688)	(643,178)	(2,707,337)
Interest income	5,183	7,952	18,629
Interest expense	(106)	(47)	(434)
Other income (expense)	652	(892)	(2,476)

Net loss before income taxes and minority interests	(102,959)	(636,165)	(2,691,618)
Provision (benefit) for income taxes	(92)	2,784	7,708
Minority interests in net income (loss) of consolidated subsidiaries	3,460	(286)	(4,631)

Net loss	$(106,327)	$(638,663)	$(2,694,695)

Net loss per share—basic and diluted	$(0.40)	$(2.47)	$(11.02)

Weighted average shares used in computing net loss per share—basic and diluted	266,284	259,042	244,614

(1)	See “Business—Restatement” and “Selected Consolidated Financial Data—Restatement of Fiscal Years 2001 and 2000”.

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

We recognized license revenues of $18.8 million, $15.3 million and $6.4 million for the years ended September 30, 2003, 2002 and 2001, respectively, from Softbank, a related party, pursuant to a long-term revenue commitment. These amounts represent 18%, 16% and 3% of license revenues for fiscal years 2003, 2002 and 2001, respectively. The increase in revenues from fiscal 2001 to 2003 resulted from increasing contractual revenue commitments from Softbank during that timeframe. Revenues under our agreement with Softbank are recognized based on the lower of cumulative ratable revenue or cumulative cash received. Our strategic relationship with Softbank has not performed to our expectations. See “Risk Factors—Our Business May Be Seriously Harmed if We Are Unable to Satisfactorily Resolve Our Dispute With Softbank,” for additional information. There is no assurance that we can achieve a mutually satisfactory resolution of our dispute with Softbank. Due to the ongoing dispute with Softbank, we are unable to predict whether we will realize any future revenues from our strategic relationship with Softbank. The failure to realize future revenues from Softbank of committed levels could have a material adverse impact on our business.

Maintenance and service

Maintenance and service revenues for the year ended September 30, 2003 were $133.6 million, a 2% increase from maintenance and service revenues of $131.4 million for the year ended September 30, 2002. This change was comprised of $1.5 million related to an increase in service revenues from $55.7 million in the year ended September 30, 2002 to $57.2 million in the year ended September 30, 2003, and $1.1 million related to an increase in maintenance revenues from $75.3 million in the year ended September 30, 2002 to $76.4 million in the year ended September 30, 2003. The slight increase related to increases in consulting revenues, including revenues related to completion of certain large implementation projects during the third quarter of fiscal year 2003.

Maintenance and service revenues for the year ended September 30, 2002 decreased by 6% from maintenance and service revenues of $139.6 million for the year ended September 30, 2001. This change was comprised of $14.6 million related to a decrease in service revenues from $70.4 million in the year ended September 30, 2001 to $55.7 million in the year ended September 30, 2002, offset by $6.9 million related to an increase in maintenance revenues from $68.4 million in the year ended September 30, 2001 to $75.3 million in the year ended September 30, 2002.

Cost of Revenues

License

Cost of license revenues consists of product, delivery, warranty and royalty costs as well as the amortization of acquired core technology. Amortization of acquired core technology is discussed below. Cost of license revenues for the year ended September 30, 2003 was $4.5 million, a 5% increase from cost of license revenues of $4.3 million for the year ended September 30, 2002. The increase of $200,000 is principally comprised of an increase of $1.1 million in royalties, co-sale fees and reseller fees, which were substantially offset by a decrease in warranty costs of $1.0 million. For the year ended September 30, 2003, estimated warranty costs were revised to reduce the accrual by $1.6 million, principally as a result of actual costs being less than those originally estimated and accrued in connection with Ariba Buyer Version 7.0.

Cost of license revenues for the year ended September 30, 2002 decreased by 75% from cost of license revenues of $17.4 million for the year ended September 30, 2001. This decrease of $13.1 million is primarily related to a decrease in royalties payable to third parties for integrated technology and lower co-sale fees due to the reduced number of sales under co-marketing arrangements with alliance partners of $6.3 million and a decrease in warranty costs of $6.7 million. For the year ended September 30, 2002, estimated warranty costs were revised to reduce the accrual by $572,000 as a result of actual costs being less than those originally estimated and accrued in connection with Ariba Buyer Version 7.0.

Maintenance and service

Cost of maintenance and service revenues consists of labor costs for engineers performing implementation services, consulting services and technical support, warranty, training personnel, facilities and equipment costs. Cost of maintenance and service revenues for the year ended September 30, 2003 was $45.5 million, a 6% increase from cost of maintenance and service revenues of $42.9 million year for the ended September 30, 2002. This increase of $2.6 million is comprised of an increase of $4.1 million in personnel related and infrastructure costs in our services organization offset by a decrease of $1.5 million in personnel related and infrastructure costs in our maintenance organization of $1.5 million.

Cost of maintenance and service revenues for the year ended September 30, 2002 decreased by 37% from cost of maintenance and service revenues of $68.2 million for the year ended September 30, 2001. This decrease of $25.3 million is primarily attributable to reduced license sales resulting in decreased utilization of internal consultants and personnel and infrastructure costs of $19.2 million, reduced personnel related costs for customer support and training of $4.3 million and a decrease in warranty costs of $4.3 million, offset by an increase of $2.5 million in personnel and infrastructure costs in the maintenance organization.

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

Operating Expenses

Sales and marketing

Sales and marketing expenses include costs associated with our sales and marketing personnel and product marketing personnel and consist primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses, travel and entertainment expenses related to these personnel and the provision for doubtful accounts. Sales and marketing expenses for the year ended September 30, 2003 were $80.4 million, a

1% decrease from sales and marketing expenses of $81.0 million for the year ended September 30, 2002. This decrease of $586,000 is primarily comprised of decreases of $5.2 million in personnel related costs which primarily include a reduction in headcount related costs of $2.2 million, a reduction in commissions of $600,000 and a benefit received during fiscal year 2003 for insurance reimbursements of sales and marketing costs incurred in earlier accounting periods in connection with litigation matters of approximately $3.7 million, offset by an increase in temporary labor costs totaling $1.3 million. The decrease is also comprised of a reduction of $6.0 million in facilities costs, offset by an increase of $4.6 million in professional fees and a reduced benefit from provision for doubtful accounts of $7.0 million.

Sales and marketing expenses for the year ended September 30, 2002 decreased by 71% from sales and marketing expenses of $280.6 million for the year ended September 30, 2001. The decrease of $199.6 million is primarily attributable to the reductions in force in fiscal year 2001 and in the first quarter of fiscal year 2002 which resulted in a reduction of personnel and related compensation and benefits of $76.8 million, a decrease in bonuses and commissions of $31.7 million due to a decline in overall sales activity, the reduction of temporary labor and recruitment costs of $11.9 million, the recovery of previously recorded provisions for doubtful accounts based on improved collections experience resulting in a decrease of $37.8 million, and a reduction in our marketing programs for tradeshows and customer advisory council meetings of $16.3 million.

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

Sales and marketing expenses for fiscal year 2001 include a $10.0 million personal cash payment by Keith Krach, our then-chairman and co-founder, to Larry Mueller, our then-president and chief operating officer, as well as $1.2 million in chartered air travel services provided by Mr. Krach to Mr. Mueller. These amounts, while not pursuant to any commitment to or from us, were deemed under Interpretation No. 1 of APB No. 25 to be a contribution by Mr. Krach to Ariba and then a payment to Mr. Mueller by us as compensation. In addition, Mr. Mueller received $348,645 of salary, bonus and other compensation paid by us in fiscal year 2001.

Research and development

Research and development expenses include costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily include employee compensation and benefits, consulting costs and the cost of software development tools and equipment. Research and development expenses for the year ended September 30, 2003 were $53.8 million, a 16% decrease from $10.6 million research and development expenses of $64.4 million for the year ended September 30, 2002. This decrease is comprised of a $9.8 million decrease in facilities and equipment costs and a $1.9 million decrease in fees paid to outside service providers, partially offset by an increase of $1.0 million in compensation and benefits. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives.

Research and development expenses for the year ended September 30, 2002 decreased by 29% from research and development expenses of $90.7 million for the year ended September 30, 2001. The decrease of $26.3 million is primarily attributable to the reductions in force in fiscal year 2001 and in the first quarter of fiscal year 2002 which resulted in a reduction of personnel and related compensation and benefits of $18.2 million and a decrease in localization of our software of $6.8 million, partially offset by an increase for license fees due for the use of third party software of $895,000.

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

General and administrative expenses for the year ended September 30, 2002 decreased by 48% from general and administrative expenses of $60.5 million for the year ended September 30, 2001. The decrease of $28.7 million is primarily attributable to various cost savings initiatives including reductions in personnel and related compensation and benefits of $14.9 million, a reduction in implementation costs for financial and human resources infrastructure of $1.9 million and a decrease in fees paid to outside professional services providers of $13.0 million offset by increased facilities costs of $1.4 million.

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

The total amortization of other intangible assets for these acquisitions was $4.3 million in fiscal year 2003, of which $4.0 million was classified as cost of revenues. The total amortization of goodwill and other intangible assets for these acquisitions was $303.5 million in fiscal year 2002, of which $6.7 million was classified as cost of revenues, and $665.3 million in fiscal year 2001, of which $6.7 million was classified as cost of revenues. In the second quarter of fiscal year 2001, we recorded a $1.4 billion impairment charge relating to goodwill and other intangible assets acquired in the Tradex acquisition. See below for detailed discussion. The decrease in amortization in fiscal year 2002 is primarily attributable to the reduction in carrying value of goodwill and other intangible assets due to the impairment recorded in fiscal year 2001.

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

Business partner warrant expense, net totaling $5.6 million for the fiscal year ended September 30, 2002 is attributable to sales and marketing expense.

Stock-based compensation

We have recognized deferred stock-based compensation associated with stock options granted to employees at prices below market value on the date of grant, stock options issued to certain employees in conjunction with the consummation of the TradingDynamics and SupplierMarket acquisitions in fiscal year 2000 and the issuance of restricted shares of common stock to certain senior executives, officers and employees. These amounts are included as a component of stockholders’ equity and are charged to operations over the vesting period of the options or the lapse of restrictions for the restricted stock, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense is presented as a separate line item in our Consolidated Statements of Operations, net of the effects of reversals related to terminated employees for cancellation of unvested stock options previously amortized to expense under FIN 28. For the years ended September 30, 2003, 2002 and 2001, stock-based compensation expense (benefit), net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

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

Interest income

Interest income for the year ended September 30, 2003 was $5.2 million, a decrease of 35% from interest income of $8.0 million for the year ended September 30, 2002. Interest income for the year ended September 30, 2002 decreased by 57% from interest income of $18.6 million the year ended September 30, 2001. These decreases are primarily attributable to lower invested cash, cash equivalents and investment balances during fiscal year 2002 and a decline in interest rates over the years.

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

Net cash used in operating activities was approximately $44.0 million for the year ended September 30, 2003, compared to $40.7 million of net cash used in operating activities for the year ended September 30, 2002. Net cash used in operating activities for the year ended September 30, 2003 is primarily attributable to the following:

•	a decrease in deferred revenue of $50.3 million due principally to the utilization of deferred balances established in prior years which have not been replenished due to lower sales volume;

•	a decrease of $14.2 million of restructuring and lease abandonment costs due to rent paid for abandoned properties;

•	a decrease in accrued compensation and related liabilities of $3.7 million principally due to a reduction in accrued litigation totaling $1.3 million as a result of settlements and a reduction in commissions and bonus payable of $1.9 million;

•	a decrease in accounts payable of $4.4 million due principally to reduced operating expense accruals by $4.7 million, offset by an increase in trade accounts payable of $700,000 due to timing of payments; and

•	a decrease in accrued liabilities of $4.0 million due principally to a reduction in our accrued marketing and warranty expenses of $4.7 million and a $2.5 million reduction in income tax payments related to our Japanese subsidiary, offset by a $4.1 million increase in deferred rent.

These cash flows used in operating activities were partially offset by non-cash expenses and decreases in accounts receivable of $715,000 due principally to collections in excess of net billings and a decrease in prepaid expenses and other assets of $4.8 million resulting primarily from a reduction in prepaid rents and royalties of $3.6 million. Due in part to the increased use of extended payment terms during recent quarters, which resulted in more offsets to accounts receivable, deferred revenues have declined and may continue to decline.

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

In March 2000, we entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for the Company’s headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are approximately $2.3 million and escalate annually with the total future minimum lease payments amounting to $314.6 million over the remaining lease term. During fiscal years 2000 and 2001, we also contributed $80.0 million towards leasehold improvement costs of the facility and for the purchase of equipment and furniture, of which approximately $49.2 million was written off in fiscal year 2001, in connection with the abandonment of excess facilities.

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

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include revenue recognition policies, the assessment of recoverability of goodwill and other intangible assets, restructuring obligations related to abandoned operating leases and contingencies related to the collectibility of accounts receivable, warranty costs and pending litigation. These critical accounting policies and estimates, their related disclosures and other accounting policies, methods and estimates have been reviewed by our senior management and audit committee. These policies and our practices related to these policies are described below and in Note 1 of Notes to the Consolidated Financial Statements.

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

We recognize revenue using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Under the residual method, revenue is recognized in a multiple element arrangement when vendor- specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement. We allocate revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately, or the price established by management. We defer revenue for the fair value of its undelivered elements such as maintenance and professional services and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements (i.e., software products) when the basic criteria in SOP 97-2 have been met. As such, discounts, if any, are allocated to the license element and no discount is applied to undelivered elements. Our determination of the fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

Accounting for multiple elements under SOP 97-2 may result in significant deferrals of license revenue from the date of license delivery, the precise timing of which may be uncertain. The classification of deferred revenues between current and non-current is based on the determination as to whether the recognition will occur within the next 12 months or thereafter. The actual timing of revenue recognition will depend on when the four basic revenue recognition criteria are met and can vary based on the timing of product acceptance, delivery of specified upgrades, completion of services, delivery of future products available under options and many other factors. While it may be difficult to predict the timing of revenue recognition, in most cases the determination of when revenue recognition is appropriate is not subject to significant judgment.

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

Recoverability of goodwill and other intangible assets

We regularly review all of our long-lived assets, including goodwill and other intangible assets, for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below net book value. For example, in the event the market price of our stock were below $0.80 per share as of September 30, 2003, we would have been required to complete an analysis of the recoverability of our goodwill. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we must determine if the carrying amount of our reporting unit level exceeds the “fair value” of the reporting unit level (we have only one reporting unit, specifically the license, implementation and support of our software applications) based on quoted market prices of our common stock, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to our carrying amount to determine the impairment loss, if any. We have recorded significant impairment charges for goodwill and intangible assets in the past, and to the extent that events or circumstances cause our assumptions to change, additional charges may be required which could be material.

Warranty costs

Warranty cost accruals are established for specific product performance issues that are determined to require engineering and consulting efforts outside the normal scope of maintenance support. Historically, our warranty expense has principally related to Ariba Buyer Version 7.0 that affected a number of new customers and existing customers upgrading in early fiscal year 2001. We estimate warranty costs based on an evaluation of affected customers and remediation efforts required. These estimates are reassessed on a quarterly basis and adjusted as warranty issues are resolved or estimates change. Actual costs may vary from estimates due to unique features of individual customer information technology environments or changes in customer deployment plans or integration requirements, and whether or not customers require individualized remediation solutions or adopt new version releases or interim upgrades that may address performance issues. For example, during fiscal years 2003 and 2002, license warranty accruals totaling $1.6 million and $600,000, respectively, were reversed as reductions to cost of license revenues as a result of actual costs coming in at less than those originally estimated and accrued in fiscal year 2001 in connection with Ariba Buyer Version 7.0.

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

The following table details accrued lease abandonment costs and related activity through September 30, 2003 (in thousands):

Lease abandonment costs
Accrued restructuring obligations as of September 30, 2002	$61,966
Total charge to operating expense	5,350
Cash paid	(19,507)

Accrued restructuring obligations as of September 30, 2003	47,809
Less: current portion	13,697

Accrued restructuring obligations, less current portion	$34,112

As of September 30, 2003, we had contractual commitments of $220.6 million for abandoned properties.

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

We Have a Relatively Limited Operating History and Compete in New and Rapidly Evolving Markets. These Factors Make Evaluation of Our Future Prospects Difficult.

We were founded in September 1996 and have had a relatively limited operating history. Our limited operating history makes an evaluation of our future prospects very difficult. We introduced our first product, Ariba Buyer, in June 1997 and introduced additional products thereafter, partly as a result of acquisitions. We repositioned our product offerings as the Ariba Spend Management solution in September 2001, and introduced additional applications in 2002 and 2003. As we adjust to evolving customer requirements and competitor pressures, we may be required to further reposition our product and service offerings and introduce new products and services.

A Continued Slowdown in Information Technology Spending May Adversely Impact Our Business.

Our business has been adversely impacted by the decline in information technology spending in recent years. The majority of our business continues to be from sales of the Ariba Buyer product and related products and services to a relatively small number of customers each quarter. A continued slowdown could adversely impact our business in a number of ways including longer sales cycles, lower average selling prices and reduced bookings and revenues.

Our Spend Management Solutions are at a Relatively Early Stage of Development. They May Not Achieve Continued Market Acceptance.

Spend management software applications and services are at a relatively early stage of development. We introduced our initial Ariba Spend Management solutions in September 2001, and we have recently introduced several new products that have achieved limited deployment, including Ariba Analysis in November 2002, Ariba Contracts and Ariba Invoice in April 2002 and Ariba Category Management in March 2003. These products may be more challenging to implement than our more established products, as we have less experience deploying these applications. Our success depends on widespread customer acceptance of spend management solutions, including customer acceptance of standalone solutions from vendors like Ariba, rather than solutions from enterprise resource planning software vendors and others that are part of a broader enterprise application solution. For example, enterprise resource planning (ERP) vendors, including Oracle, SAP and PeopleSoft, could bundle spend management solutions with their existing ERP solutions and offer these spend management solutions at little or no cost. If our products and services do not achieve continued customer acceptance, our business will be seriously harmed.

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We had an accumulated deficit of approximately $4.3 billion as of September 30, 2003, including cumulative charges for the amortization of goodwill and other intangible assets and the impairment of goodwill and other intangible assets totaling approximately $3.7 billion. We may incur significant losses in the future for a number of reasons, including the following:

•	adverse economic conditions, in particular declines in information technology spending;

•	the failure of standalone spend management solution business to mature as a separate market category;

•	declines in average selling prices of our products and services resulting from competition, the introduction by us of newer products that generally have lower list prices than our more established products and other factors;

•	failure to achieve and implement growth initiatives designed in part to offset anticipated declines in revenue from our strategic relationship with Softbank and from prior year contracts;

•	failure to effectively redeploy internal resources to enhance our marketing, sales and service programs;

•	failure to successfully grow our sales channels in Europe and Japan;

•	increased reliance on hosted solutions that result in lower near-term revenues from customer deployments;

•	failure to maintain tight control over costs; and

•	increased restructuring charges resulting from the failure to sublease excess facilities at anticipated levels and rates.

Our Quarterly Operating Results Are Volatile and Difficult to Predict. They May Be Unreliable as Indicators of Future Performance Trends.

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

Our Business Could Be Seriously Harmed if We Fail to Retain Our Current Key Personnel and Attract Additional Key Personnel.

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

Our Revenues in Any Quarter Depend on a Relatively Small Number of Relatively Large Orders and Our Sales Cycles Are Long and Can Be Unpredictable. As a Result, Revenues in Any Quarter May Be Difficult to Predict and Unreliable as Indicators of Future Performance Trends.

Our quarterly revenues are especially subject to fluctuation because they depend on the sale of relatively large orders for our products and related services. For example, between four and eight individual customers represented at least 50% of our license revenues for each of the quarters ended September 30, 2003, June 30, 2003, March 31, 2003, and December 31, 2002. In addition, many of these relatively large orders are realized at the end of the quarter. As a result of this concentration and timing, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter.

As discussed in “Risk Factors—Our Business May be Seriously Harmed if We Are Unable to Satisfactorily Resolve Our Dispute with Softbank,” we are currently in a contract dispute with Softbank. The resolution of this dispute could affect the level of revenues realized by us in any given quarter. In addition, our sales cycles are long and can be unpredictable. See “Risk Factors—Implementation of Our Products by Large Customers Is Complex, Time Consuming and Expensive. We Frequently Experience Long Sales and Implementation Cycles. These Factors May Increase Our Operating Costs and Delay Recognition of Revenues.”

We May Continue to Depend on Ariba Buyer for a Substantial Portion of Our Business for the Foreseeable Future. Price Declines or the Failure to Achieve Broad Market Acceptance of Ariba Buyer Could Adversely Impact Our Business.

We anticipate that revenues from Ariba Buyer and related products and services will continue to constitute a substantial portion of our revenues for the foreseeable future. For example, we recognized 59% of total revenues from Ariba Buyer licenses and related maintenance in the fiscal year ended September 30, 2003. If we experience price declines or fail to achieve broad market acceptance of Ariba Buyer, our business could be seriously harmed.

An Increased Demand for Hosted Solutions by Customers May Result in Lower Near-Term Revenues.

We license our spend management solutions directly to our customers and also host these solutions for our customers. Because we generally charge lower up front fees to customers that obtain hosted solutions, our near-term revenues may decline if our customers increasingly rely on hosted solutions rather than directly licensing solutions from us.

Revenues in Any Quarter May Vary to the Extent Recognition of Revenue is Deferred when Contracts Are Signed. As a Result, Revenues in Any Quarter May Be Difficult to Predict and Unreliable Indicators of Future Performance Trends.

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

Failure to Raise Required Additional Capital on Acceptable Terms, If At All, Could Seriously Harm Our Business and Dilute the Percentage Ownership of Our Stockholders.

Although our existing cash, cash equivalent and investment balances together with our anticipated cash flow from operations should be sufficient to meet our anticipated working capital and operating resource expenditure requirements for at least the next 12 months, given the significant changes in our business and results of operations in the last 12 to 18 months, the fluctuation in cash, cash equivalents and investments balances may be greater than presently anticipated. After the next 12 months, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Our inability to raise funds on acceptable terms, if and when needed, could seriously harm its business. In addition, if we raises funds through the issuance of additional shares, our current stockholders’ percentage ownership of Ariba would be reduced.

Implementation of Our Products by Large Customers Is Complex, Time Consuming and Expensive. We Frequently Experience Long Sales and Implementation Cycles. These Factors May Increase Our Operating Costs and Delay Recognition of Revenues.

Ariba Buyer, Ariba Enterprise Sourcing and our other products are complex applications that are generally deployed with many users. Implementation of these applications by buying organizations is complex, time consuming and expensive. In many cases, our customers must change established business practices. Customers must generally consider a wide range of other issues before committing to purchase our products and services, including product benefits, ease of installation, ability to work with existing computer systems, ability to support a larger user base, reliability and return on investment. Furthermore, the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer. We frequently take several months to finalize a sale and require approval at a number of management levels within the customer organization. The implementation and deployment of our products requires a significant commitment of resources by our customers and third parties and/or professional services organizations.

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

Failure to Establish and Maintain Strategic Relationships with Third Parties Could Seriously Harm Our Business.

We have established strategic relationships with a number of other companies. These companies are entitled to resell our products, to host our products for their customers, and/or to implement our products within customers’ organizations. We cannot be assured that any existing or future resellers or hosting or implementation partners will perform to our expectations. For example, in the past we have not realized the anticipated benefits from strategic relationships with a number of resellers. If our current or future strategic partners do not perform to expectations, or if they experience financial difficulties that impair their operating capabilities, our business, operating results and financial condition could be seriously harmed.

Our Business May Be Seriously Harmed if We Are Unable to Satisfactorily Resolve Our Dispute with Softbank.

We also have strategic relationships with Softbank and its affiliates, as a minority stockholder of our Japanese and Korean subsidiaries, Nihon Ariba K.K. (“Nihon Ariba”) and Ariba Korea, Ltd., respectively, from which they derived license and maintenance revenues of $23.8 million, $19.1 million and $6.9 million for the years ended September 30, 2003, 2002 and 2001, respectively, including license and maintenance revenues recognized pursuant to a long-term revenue commitment. These amounts represent 10%, 8% and 2% of total revenues for fiscal years 2003, 2002 and 2001, respectively. The increase in revenues from fiscal year 2001 to fiscal year 2003 resulted from increasing contractual revenue commitments from Softbank during that timeframe.

Our strategic relationship with Softbank has not performed to our expectations. In June 2003, we commenced an arbitration proceeding in San Francisco, California against Softbank for failing to meet contractual revenue commitments. In response to our arbitration demand, Softbank filed a counter-demand alleging breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing and fraud related to both of our Japanese and Korean subsidiaries. In November 2003, the arbitration panel dismissed the Korea related claims on jurisdictional grounds and entered an interim award requiring Softbank to make a $26.6 million interim payment, which includes interest, and to make future payment commitments on an interim basis. The first interim payment of $26.6 million was made in November 2003. These interim payments may only be used for the purpose of conducting Nihon Ariba’s business and will be subject to the final award of the arbitration panel, which may require repayment of the interim payments. There is no assurance we can achieve a mutually satisfactory resolution of our dispute with Softbank. Due to the ongoing dispute with Softbank, we are unable to predict the amount of any future revenues that we may realize from our strategic relationship with Softbank. The failure to achieve a satisfactory resolution of our dispute with Softbank and to realize future revenues from Softbank at committed levels could have a material adverse impact on our business, operating results, cash flows and financial position. In connection with the arbitration proceeding or additional rulings regarding the disposition of the interim award proceeds, these funds are recorded in the period received as an increase to restricted cash and accrued liabilities.

We Face Intense Competition. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition has resulted in price reductions and could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size, scope and breadth of the products and services they offer. In addition, because spend management is a relatively new software category, we expect additional competition from other established and emerging companies. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. These third parties, which include IBM, Accenture, Cap Gemini Ernst & Young, Deloitte Consulting and Bearing Point, are generally not subject to confidentiality or non-compete agreements that restrict such competitive behavior. Also, there are consulting companies that offer services that may compete with parts of our offering. We could also face competition from other companies who introduce Internet-based spend management solutions.

Many of our current and potential competitors, such as enterprise resource planning software vendors including Oracle, SAP and PeopleSoft, have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than us. These vendors could also introduce spend management solutions that are included as part of broader enterprise application solutions at little or no cost. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly increase their market share. We also expect that competition will increase as a result of industry consolidations. As a result, we may not be able to compete successfully against our current and future competitors.

Our Acquisitions Are, and Any Future Acquisitions Will Be, Subject to a Number of Risks.

On January 13, 2004, we acquired Alliente, Inc., a privately held company that provides procurement outsourcing services to companies based on Ariba technology. Alliente derived, and the Alliente business continues to derive, a substantial majority of its revenue from a single customer, and the loss of this customer could have a very significant negative effect on the Alliente business. Furthermore, the acquisition of Alliente could have the effect of straining or damaging our strategic relationships with certain consulting firms which also offer outsourcing services.

In addition, our acquisition of Alliente is, and any future acquisitions (including our proposed acquisition of FreeMarkets) will be, subject to a number of additional risks, including:

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

If We Fail to Develop Products and Services in a Timely and Cost-Effective Basis, or If Our Products Contain Defects, Our Business Could Be Seriously Harmed.

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

New Versions and Releases of Our Products May Contain Errors or Defects, Which Could Harm Our Business.

Ariba Buyer, Ariba Enterprise Sourcing and its other products are complex. They may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of our products. We have in the past discovered software errors in our new releases and new products after their introduction. We have experienced delays in product release, lost revenues and customer frustration during the periods required to correct these errors. We may in the future discover errors and additional limitations in new releases or new products after the commencement of commercial shipments.

Litigation Regarding Our IPO Could Seriously Harm Our Business.

Between March 20, 2001 and June 5, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against Ariba, certain of our former officers and directors and three of the underwriters of our initial public offering. These actions purport to be brought on behalf of purchasers of our common stock in the period from June 23, 1999, the date of our initial public offering, to December 23, 1999 (in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, relating to our initial public offering.

On June 26, 2001, these actions were consolidated into a single action bearing the title In re Ariba, Inc. Securities Litigation, 01 CIV 2359. On August 9, 2001, that consolidated action was further consolidated before a single judge with cases brought against additional issuers (who numbered in excess of 300) and their underwriters that made similar allegations regarding the initial public offerings of those issuers. The latter consolidation was for purposes of pretrial motions and discovery only. On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against Ariba and certain individual officers and directors, which the Court approved and entered as an order on March 1, 2002. On April 19, 2002, the plaintiffs filed an amended complaint in which they dropped their claims against Ariba and the individual officers and directors under Sections 11 and 15 of the Securities Act, but elected to proceed with their claims against such defendants under Sections 10(b) and 20(a) of the Exchange Act.

The amended complaint alleges that the prospectus pursuant to which shares of common stock were sold in our initial public offering, which was incorporated in a registration statement filed with the SEC, contained certain false and misleading statements or omissions regarding the practices of our underwriters with respect to their allocation to their customers of shares of common stock in our initial public offering and their receipt of commissions from those customers related to such allocations. The complaint further alleges that the underwriters provided positive analyst coverage of Ariba after our initial public offering, which had the effect of manipulating the market for our stock. Plaintiffs contend that such statements and omissions from the prospectus and the alleged market manipulation by the underwriters through the use of analysts caused our post-initial public offering stock price to be artificially inflated. Plaintiffs seek compensatory damages in unspecified amounts as well as other relief.

On July 15, 2002, Ariba and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. On or around November 18, 2002, during the pendency of the motion to dismiss, the Court entered as an order a stipulation by which all of the individual defendants were dismissed from the case without prejudice in return for executing a tolling agreement. On February 19, 2003, the Court rendered its decision on the motion to dismiss, granting a dismissal of the remaining Section 10(b) claim against Ariba without prejudice. Plaintiffs have indicated that they intend to file an amended complaint.

On June 24, 2003, a Special Litigation Committee of our Board of Directors approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against Ariba with prejudice in return for the assignment by us of claims that we might have against our underwriters. No payment to the plaintiffs by Ariba is required under the MOU. There can be no assurance that the MOU will result in a formal settlement or that the Court will approve the settlement that the MOU sets forth. In the event that the MOU does not result in a formal settlement approved by the Court, we intend to defend against these claims vigorously.

Defending against securities class action relating to our initial public offering may require significant management time and, regardless of the outcome, result in significant legal expenses. If our defenses are unsuccessful or we are unable to settle on favorable terms, we could be liable for large damages that could seriously harm our business and results of operations.

Litigation Arising Out of the Restatement of Our Consolidated Financial Statements Could Seriously Harm Our Business.

Beginning January 21, 2003, a number of purported shareholder class action complaints were filed in the United States District Court for the Northern District of California against Ariba and certain of our current and former officers and directors, all purporting to be brought on behalf of a class of purchasers of our common stock in the period from January 11, 2000 to January 15, 2003. The complaints bring claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act, relating to our announcement that we would restate certain of our consolidated financial statements, and also, in the case of two complaints, relating to our acquisition activity and related accounting. Specifically, these actions allege that certain of our prior consolidated financial statements contained false and misleading statements or omissions relating to our failure to properly recognize expenses and other financial items, as reflected in the then proposed restatement. Plaintiffs contend that such statements or omissions caused our stock price to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

In a series of orders issued by the Court in February and March, 2003, these cases were deemed related to each other and assigned to a single judge sitting in San Jose. On July 11, 2003, following briefing and a hearing on related motions, the Court entered two orders that together (1) consolidated the related cases for all purposes into a single action captioned In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, (2) appointed a lead plaintiff, and (3) approved the lead plaintiff’s selection of counsel. On September 15, 2003, the lead plaintiff filed a Consolidated Amended Complaint, which restated the allegations and claims described above and added a claim pursuant to Section 14(a) of the Exchange Act, based on the allegation that we failed to disclose certain payments and executive compensation items in our January 24, 2002 Proxy Statement. On November 17, 2003, defendants filed a motion to dismiss the action for failure to state a claim, which was fully briefed and set for hearing on March 29, 2004. This case is still in its early stages. We intend to defend against these claims vigorously.

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

These actions were assigned to a single judge sitting in San Jose. On May 7, 2003 following briefing and hearing on related motions, the court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead plaintiffs’ counsel. Pursuant to that order, plaintiffs filed an amended consolidated derivative complaint on May 28, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints, and adds allegations relating to our April 10, 2003 announcement of the restatement of certain financial statements and also adds a cause of action for breach of contract. On October 28, 2003, we filed a demurrer, joined by the individual defendants, seeking dismissal of the action for failure to comply with applicable pre-litigation demand requirements. This demurrer is currently scheduled to be heard by the Court on December 16, 2003. This case is still in its early stages. We intend to defend against these claims vigorously.

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

By orders issued by the Court on May 27 and June 23, 2003, these two derivative cases were deemed related to each other and to the securities class actions pending before the same court as now consolidated into In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, and accordingly these two derivative actions were assigned to the same judge sitting in San Jose assigned to that action. On June 23, 2003, following submission of a related stipulation of the parties, the Court issued an order that (1) consolidated the two derivative cases for all purposes into a single action captioned In re Ariba, Inc. Derivative Litigation, Case No. C-03-02172 JF, and (2) appointed lead plaintiffs’ counsel. In accordance with that order, plaintiffs filed an amended consolidated derivative complaint on June 26, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints. On September 18, 2003, defendants filed a motion to dismiss or stay the action pending resolution of the parallel state court derivative litigation. Following a hearing on this motion on November 10, 2003, the Court issued a ruling on November 13, 2003 denying the motion but granting defendants’ alternative request for a stay of the action in light of the related securities class action litigation. Accordingly, this action is now stayed until the Court has determined the viability of the federal securities claim in the related action. This case is still in its early stages. We intend to vigorously defend against the claim that plaintiffs should be excused from pre-litigation demand requirements based on allegations that our Board of Directors could not have fairly evaluated any pre-litigation demand and thus that such demand would have been futile.

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

The SEC Inquiry Regarding the Restatement Could Seriously Harm Our Business.

The Securities and Exchange Commission has commenced an informal inquiry regarding the circumstances leading up to the restatement of our consolidated financial statements. Responding to any such review could require significant diversion of management’s attention and resources in the future. For example, if the SEC elects to pursue an enforcement action, the defense against this type of action could be costly and require additional management resources. If we are unsuccessful in defending against any such enforcement action, we may face civil or criminal penalties or fines that could seriously harm our business and results of operations.

We May Incur Additional Restructuring Charges that Adversely Affect Our Operating Results.

We have recorded significant restructuring charges in the past relating to the abandonment of numerous leased facilities, including our Sunnyvale, California headquarters. Moreover, we have from time to time revised our assumptions and expectations regarding lease abandonment costs, resulting in additional charges. For example, in the quarter ended June 30, 2003, we revised our estimates and expectations for our corporate headquarters and field offices disposition efforts, resulting in a significant additional lease abandonment cost in that quarter. Each reporting period we review these estimates, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, as of September 30, 2003, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss of our Sunnyvale, California headquarters by approximately $7.8 million. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results.

We Could Be Subject to Potential Claims Related to the Ariba Supplier Network.

We warrant the performance of the Ariba Supplier Network’s availability to customers to conduct their transactions. To the extent it fails to meet warranted performance levels, we could be obligated to provide refunds of maintenance fees or credits toward future maintenance fees. Further, to the extent that a customer incurs significant financial hardship due to the failure of the Ariba Supplier Network to perform as warranted, we could be exposed to additional liability claims.

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

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. We have only three patents issued in the United States and may not develop other proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States and, in the case of the Ariba Supplier Network, because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and evolving.

In the quarter ended March 31, 2000, we entered into an intellectual property agreement with IBM under which, among other things, each party granted to the other party a perpetual cross-license to certain of the other party’s patents which were issued at the time of the agreement or which were issued based on applications filed within three years after the agreement. Among other things, the cross-license allows each party to make, use, import, license or sell certain products and services under such patents of the other party. As such, the agreement forecloses each party from trying to enforce such patents against the other party by claiming that the other party’s products and services violated the patents.

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

We must now, and may in the future have to, license or otherwise obtain access to intellectual property of third parties. For example, we are currently dependent on developers’ licenses from enterprise resource planning, database, human resource and other system software vendors in order to ensure compliance of our products with their management systems. In addition, we rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our software products to perform key functions. For example, we license integration software from TIBCO for Ariba Buyer. If we are unable to continue to license any of this software on commercially reasonable terms, or at all, we will face delays in releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our current product. These delays, if they occur, could materially adversely affect us.

Our Business Is Susceptible to Numerous Risks Associated with International Operations.

International operations have represented a significant portion of our revenues over the past three years, in significant part because of our strategic relationship with Softbank which is now the subject of a significant dispute discussed in “Risks Factors—Our Business May Be Seriously Harmed if We Are Unable to Satisfactorily

Resolve Our Dispute with Softbank.” We have committed and expect to continue to commit significant resources to our international sales and marketing activities. We are subject to a number of risks associated with these activities. These risks generally include:

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

These risks could prevent or impede our planned efforts to grow our sales channels in Europe and Japan.

For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge trade and intercompany receivables and payables. All hedge contracts are marked to market through operations each period. There can be no assurance that our hedging strategy will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

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

As discussed in note 1 to the consolidated financial statements, effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

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

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended September 30,
	2003	2002	2001
Revenues:
License	$83,852	$83,099	$253,862
License—related party	19,214	15,341	6,372
Maintenance and services	129,015	127,577	139,100
Maintenance and services—related party	4,617	3,786	476

Total revenues	236,698	229,803	399,810

Cost of revenues:
License	4,519	4,318	17,376
Maintenance and services	45,489	42,881	68,208
Amortization of acquired core technology	4,000	6,732	6,732

Total cost of revenues	54,008	53,931	92,316

Gross profit	182,690	175,872	307,494

Operating expenses:
Sales and marketing	80,364	80,950	280,610
Research and development	53,836	64,365	90,657
General and administrative	36,203	31,751	60,495
Amortization of goodwill and other intangible assets	113,464	559,046	920,854
Business partner warrants, net(1)	—	5,562	27,773
Stock-based compensation(2)	2,161	14,767	61,082
Restructuring and lease abandonment costs	5,350	62,609	133,582
Impairment of goodwill, other intangible assets and equity investments	—	—	1,436,135
Merger related costs	—	—	3,643

Total operating expenses	291,378	819,050	3,014,831

Loss from operations	(108,688)	(643,178)	(2,707,337)
Interest income	5,183	7,952	18,629
Interest expense	(106)	(47)	(434)
Other income (expense)	652	(892)	(2,476)

Net loss before income taxes and minority interests	(102,959)	(636,165)	(2,691,618)
Provision (benefit) for income taxes	(92)	2,784	7,708
Minority interests in net income (loss) of consolidated subsidiaries	3,460	(286)	(4,631)

Net loss	$(106,327)	$(638,663)	$(2,694,695)

Net loss per share—basic and diluted	$(0.40)	$(2.47)	$(11.02)

Weighted average shares used in computing net loss per share—basic and diluted	266,284	259,042	244,614

Comprehensive loss:
Net loss	$(106,327)	$(638,663)	$(2,694,695)

Unrealized gain (loss) on investments	(842)	463	2,184
Foreign currency translation adjustment	1,834	(297)	432

Other comprehensive income	992	166	2,616

Comprehensive loss	$(105,335)	$(638,497)	$(2,692,079)

(1)	For the years ended September 30, 2002 and 2001, business partner warrant expense, net, of $5.6 million and $27.8 million, respectively, is attributable to sales and marketing operating expense.

(2)	For the years ended September 30, 2003, 2002 and 2001, stock-based compensation expense (benefit), net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	2003	2002	2001
Cost of revenues	$(729)	$3,277	$6,125
Sales and marketing	1,544	4,312	16,540
Research and development	272	(264)	4,311
General and administrative	1,074	7,442	34,106

Total	$2,161	$14,767	$61,082

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

Reclassifications

Certain reclassifications, none of which affected net loss or net loss per share, have been made to prior year amounts to conform to the current year presentation. Specifically, the Company reclassified amortization of acquired core technology of $6.7 million in each of fiscal years 2002 and 2001 from amortization of goodwill and other intangible assets in operating expenses to cost of revenues. In addition, the Company began separately disclosing minority interests in net income (loss) of consolidated subsidiaries which had been included as other income, net in prior years.

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

Significant customer information is as follows:

	% of Total Revenues			% of Net Accounts Receivable
	2003	2002	2001	2003	2002
Customer A	10%	—	—	—	—

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

Revenue recognition

The Company’s revenue consists of fees for licenses of the Company’s software products, maintenance, hosted services, customer training and consulting. Cost of license revenue primarily includes product, delivery, warranty, royalty costs and commissions/fees paid to partners under co-sale arrangements as well as the amortization of acquired core technology. Cost of maintenance and service revenue primarily includes labor costs for engineers performing implementation services, consulting services and technical support, training personnel, facilities and equipment costs and warranty costs.

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

The Company licenses its products through its direct sales force and indirectly through resellers. The license agreements for the Company’s products generally do not provide for a right of return, and historically product returns have not been significant. The Company does not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. The Company generally recognizes revenues on sales to resellers upon sell-through to the end-user. Collectibility of receivables is assessed based on the reseller’s ability to pay. Commissions/fees paid to partners under co-sale arrangements are included as cost of license revenues at the time of sale, when the liability is incurred and is reasonably estimable. The products are licensed under either a perpetual license or under a time-based license. Access to the Ariba Supplier Network is available to Ariba customers as part of their maintenance agreements for certain products.

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

The Company recognizes revenue using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement. The Company allocates revenue to each undelivered element in a multiple element arrangement based on its respective fair value. The Company’s determination of the fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

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

The Company has revised its SFAS No. 123 pro forma stock option disclosure presented below to incorporate the fiscal year 2003 pro forma expense under SFAS No. 123 associated with certain options subject to a voluntary stock option exchange program in fiscal year 2001 and to modify the interperiod allocations of pro forma expense recognition in fiscal years 2001, 2002, and 2003. The effective revision of the employee stock-based compensation expense determined under the fair value based method for all employee stock option awards resulted in increased expense of $25.4 million, decreased expense of $31.7 million and increased expense of $75.9 million for the years ended September 30, 2003, 2002 and 2001, respectively.

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

Goodex AG

On January 28, 2003, the Company acquired Goodex AG (“Goodex”), a privately-held European sourcing services provider. The acquisition allows the Company to expand its sourcing services and to implement customers’ strategic sourcing business processes. The purchase price of approximately $3.3 million consisted of a net cash payment totaling $2.2 million and $1.1 million of direct transaction costs related to the merger. Of the total purchase price, $465,000 was allocated to property and equipment, $1.0 million to current assets and $3.0 million of liabilities assumed and the remainder, consisting principally of workforce in place, was allocated to goodwill ($4.8 million). As part of the merger agreement the Company incurred $750,000 of severance costs that have been included as part of the $1.1 million of transaction costs. Pro forma financial information has been excluded as the information is considered immaterial. For U.S. federal income tax purposes, the goodwill related to Goodex totaling $4.8 million is not currently deductible, however, it may be amortized to the extent of “Earnings and Profits” (as defined for US Federal Income Tax purposes) of Goodex AG and its subsidiaries over a period of 15 years.

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

Other intangible assets include covenants not-to-compete and core technology arising from the Company’s fiscal year 2000 acquisitions of Trading Dynamics, Tradex and SupplierMarket, and an intellectual property agreement, as described above. Amortization of other intangible assets was $117.5 million in fiscal year 2003, of which $4.0 million of amortization of acquired core technology was classified as cost of revenues. The amortization of goodwill and other intangible assets was $565.8 million in fiscal year 2002, of which $6.7 million of amortization of acquired core technology was classified as cost of revenues and amortization of goodwill and other intangible assets was $927.6 million in fiscal year 2001, of which $6.7 million of amortization of acquired core technology was classified as cost of revenues, in each case in accordance with the FASB Staff Implementation Guide for SFAS No. 86, Computer Software: Guidance on Applying Statement 86.

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

As of September 30, 2003, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $1.3 billion and $717.1 million, respectively. These federal and state carryforwards expire in various years from fiscal year 2010 through fiscal year 2023 and from fiscal year 2004 through fiscal year 2013, respectively. The State of California has temporarily suspended the ability to utilize California net operating loss carryforwards for the 2003 tax year. The Company has research credit carryforwards for federal and state tax purpose of approximately $33.4 million and $24.5 million, respectively. If not utilized, the federal carryforwards will expire in various years from fiscal year 2011 through fiscal year 2023. The state research credit will carry forward indefinitely. The Company also has manufacturer’s credit carryforwards for state tax purposes of approximately $2.0 million, which will expire in various years from fiscal year 2006 through fiscal year 2011.

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

Note 6—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for the Company’s headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are approximately $2.3 million and escalate annually with the total future minimum lease payments amounting to $314.6 million over the remaining lease term. During fiscal years 2000 and 2001, the Company also contributed $80.0 million towards leasehold improvement costs of the facility and for the purchase of equipment and furniture, of which approximately $49.2 million was written off in fiscal year 2001, in connection with the abandonment of excess facilities.

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

As of September 30, 2003, $47.8 million of lease abandonment costs, net of anticipated sublease income of $206.2 million remains, accrued and is expected to be utilized by fiscal year 2013. Actual sublease payments due to the Company under noncancelable subleases of excess facilities totaled $67.3 million as of September 30, 2003, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at September 30, 2003, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, as of September 30, 2003, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss of the Company’s Sunnyvale, California headquarters by approximately $7.8 million.

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

On June 24, 2003, a Special Litigation Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. No payment to the plaintiffs by the Company is required under the MOU. There can be no assurance that the MOU will result in a formal settlement or that the Court will approve the settlement that the MOU sets forth. In the event that the MOU does not result in a formal settlement approved by the Court, the Company intends to defend against these claims vigorously. As of September 30, 2003, no amount is accrued as a loss is not probable and estimable.

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

In a series of orders issued by the Court in February and March, 2003, these cases were deemed related to each other and assigned to a single judge sitting in San Jose. On July 11, 2003, following briefing and a hearing on related motions, the Court entered two orders that together (1) consolidated the related cases for all purposes into a single action captioned In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, (2) appointed a lead plaintiff, and (3) approved the lead plaintiff’s selection of counsel. On September 15, 2003, the lead plaintiff filed a Consolidated Amended Complaint, which restates the allegations and claims described above and adds a claim pursuant to Section 14(a) of the Exchange Act, based on the allegation that the Company failed to disclose certain payments and executive compensation items in its January 24, 2002 Proxy Statement. On November 17, 2003, defendants filed a motion to dismiss the action for failure to state a claim, which is currently scheduled to be heard by the Court on March 29, 2004. This case is still in its early stages. The Company intends to defend against these claims vigorously. As of September 30, 2003, no amount is accrued as a loss is not probable and estimable.

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

These actions were assigned to a single judge sitting in San Jose. On May 7, 2003 following briefing and hearing on related motions, the court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead plaintiffs’ counsel. Pursuant to that order, plaintiffs filed an amended consolidated derivative complaint on May 28, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints, and adds allegations relating to the Company’s April 10, 2003 announcement of the restatement of certain financial statements and also adds a cause of action for breach of contract. On October 28, 2003, the Company filed a demurrer, joined by the individual defendants, seeking dismissal of the action for failure to comply with applicable pre-litigation demand requirements. This demurrer is currently scheduled to be heard by the Court on December 16, 2003. This case is still in its early stages. The

Company intends to defend against these claims vigorously. As of September 30, 2003, no amount is accrued as a loss is not probable and estimable.

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

By orders issued by the Court on May 27 and June 23, 2003, these two derivative cases were deemed related to each other and to the securities class actions pending before the same court as now consolidated into In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, and accordingly these two derivative actions were assigned to the same judge sitting in San Jose assigned to that action. On June 23, 2003, following submission of a related stipulation of the parties, the Court issued an order that (1) consolidated the two derivative cases for all purposes into a single action captioned In re Ariba, Inc. Derivative Litigation, Case No. C-03-02172 JF, and (2) appointed lead plaintiffs’ counsel. In accordance with that order, plaintiffs filed an amended consolidated derivative complaint on June 26, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints. On September 18, 2003, defendants filed a motion to dismiss or stay the action pending resolution of the parallel state court derivative litigation. Following a hearing on this motion on November 10, 2003, the Court issued a ruling on November 13, 2003 denying the motion but granting defendants’ alternative request for a stay of the action in light of the related securities class action litigation. Accordingly, this action is now stayed until the Court has determined the viability of the federal securities claim in the related action. This case is still in its early stages. The Company intends to defend against these claims vigorously. As of September 30, 2003, no amount is accrued as a loss is not probable and estimable.

General

The Company is also subject to various claims and legal actions arising in the ordinary course of business. One example is the Company’s dispute with Softbank, which is discussed in Note 12 to the Consolidated Financial Statements. As another example, on December 28, 2001, BCE Emergis, Inc., a distributor in Canada of certain of the Company’s products, filed a lawsuit against the Company in the United States District Court for the Northern District of California (No. 01-21221 PVT). Plaintiff seeks approximately $30.0 million dollars in alleged damages based on claims of breach of contract and promissory fraud/fraudulent concealment. Plaintiff alleges that the Company breached the Strategic Alliance Master Agreement between the parties and committed fraud in connection with the Company’s failure to provide specified software. The Company has counterclaimed against BCE Emergis. After a series of pleadings, Court rulings and a mediation, the matter has not yet been resolved. A previously set trial date had been vacated by the Court due to a discovery dispute that was before the Ninth Circuit Court of Appeals. Those appellate proceedings have now ended and the Company expects that a trial date will be set shortly. The Court has ordered a second mediation, which was originally scheduled for August 29, 2003, but did not occur as scheduled. The Company expects that the second mediation will occur prior to trial, probably in January 2004. In January 2004, the Court will likely set a trial date for sometime in 2004. Although litigation is inherently uncertain, the Company believes that it has meritorious defenses to all claims in the lawsuit.

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

The Company’s license revenues are derived from a similar group of software applications that are sold individually or in combination. Services revenues consist of maintenance revenues and consulting and other services revenues. Revenues by similar product and service groups for the years ended September 30, 2003, 2002, and 2001 is as follows (in thousands):

	Year Ended September 30,
	2003	2002	2001
License revenues	$103,066	$98,440	$260,234
Maintenance revenues	76,428	75,616	69,193
Consulting and other services revenues	57,204	55,747	70,383

	$236,698	$229,803	$399,810

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

Note 9—Stockholders’ Equity

Stock Option Exchange Program

On February 8, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, Company employees were given the opportunity to cancel outstanding stock options previously granted to them in exchange for replacement options to be granted at a future date, at least six months and a day from the cancellation date, which was May 14, 2001. On December 3, 2001, the grant of replacement options to participating employees was approved resulting in the issuance of options for approximately 7.8 million shares of common stock. Each participant employee received, for each option included in the exchange, one replacement option. The exercise price of each replacement option is $4.02 per share, which was the fair market value of the Company’s common stock on December 3, 2001. The replacement options have terms and conditions that are substantially the same as those of the canceled options. In the quarter ended June 30, 2001, the Company recorded $16.5 million of expense pursuant to the voluntary stock option exchange program. Members of the Company’s Board of Directors and its officers and senior executives did not participate in this program.

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

	Year Ended September 30,
	2003	2002	2001
Risk-free interest rate	1.01%	1.51%	2.31%
Expected lives (in years)	0.5	0.5	0.5
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	74%	96%	123%
Weighted-average fair value	$1.19	$2.02	$6.92

Note 10—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Year Ended September 30,
	2003	2002	2001
Net loss	$(106,327)	$(638,663)	$(2,694,695)

Weighted average shares outstanding	267,757	263,830	254,666
Weighted average common shares issued subject to repurchase agreement	(1,473)	(4,788)	(7,892)
Weighted average shares held in escrow related to acquisitions	—	—	(2,160)

Weighted average shares used in computation of net loss per share—basic and diluted	266,284	259,042	244,614

Basic and diluted loss per share	$(0.40)	$(2.47)	$(11.02)

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

During fiscal year 2001, Keith Krach, the Company’s then-chairman and co-founder, was deemed to have contributed $4.0 million to the Company in connection with a loan of $4.0 million in cash by an entity controlled by him to Robert Calderoni in connection with his hiring as the Company’s chief financial officer. Because the Company is not the beneficiary of the loan and would not receive any cash upon repayment of the loan, the Company recorded the principal amount of this loan as compensation expense in fiscal year 2001. The loan from Mr. Krach is expected to be forgiven in annual installments over four years. The Company entered into an agreement with Mr. Calderoni pursuant to which he is entitled to receive annual cash payments from the Company to compensate him for income tax incurred as a result of such forgiveness and payments. As a result, the Company incurred $1.0 million, $1.2 million and $5.2 million in additional compensation expense in fiscal years 2003, 2002 and 2001, respectively. In addition, during fiscal year 2001, Mr. Krach was deemed to have contributed $11.1 million to the Company in connection with a cash payment and chartered air travel services provided by him to Larry Mueller, the Company’s president and chief operating officer at the time of the payment. These amounts have been recorded as capital contributions in accordance with Interpretation No. 1 of APB No. 25 and SEC Staff Accounting Bulletin, Topic 5T and charged to compensation expense within sales and marketing in the Company’s consolidated financial statements as of and for the year ended September 30, 2001.

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

Business Combinations

On January 13, 2004, the Company completed the acquisition of Alliente, Inc. (“Alliente”), a privately held company headquartered in Colorado Springs, Colorado. Alliente provides procurement outsourcing services to companies using technology licensed from Ariba. The total purchase price is estimated at approximately $10.2 million consisting of cash payments of $9 million, $200,000 of acquisition costs and approximately $1 million of assumed liabilities.

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

ARIBA INC. AND SUBSIDIARIES

CONSOLIDATED INTERIM FINANCIAL INFORMATION

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(in thousands, except per share data)

	Fiscal Year 2003 For the Quarter Ended
	Sep. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002
Revenues:
License	$18,889	$16,597	$23,058	$25,308
License—related party	4,691	4,691	4,691	5,141
Maintenance and services	34,210	34,146	30,337	30,322
Maintenance and services—related party	1,342	1,129	1,188	958

Total revenues	59,132	56,563	59,274	61,729

Cost of revenues:
License	856	1,784	1,130	749
Maintenance and services	11,547	11,889	11,916	10,137
Amortization of acquired core technology(1)	—	—	1,163	2,837

Total cost of revenues	12,403	13,673	14,209	13,723

Gross profit	46,729	42,890	45,065	48,006

Operating expenses:
Sales and marketing	20,044	19,199	20,532	20,589
Research and development	12,881	13,123	13,874	13,958
General and administrative	6,625	8,745	13,769	7,064
Amortization of other intangible assets(1)	—	—	47,787	65,677
Stock-based compensation	325	364	1,197	275
Restructuring and lease abandonment costs	—	5,350	—	—

Total operating expenses	39,875	46,781	97,159	107,563

Income (loss) from operations	6,854	(3,891)	(52,094)	(59,557)
Interest income	1,078	1,163	1,365	1,577
Interest expense	(19)	(74)	(3)	(10)
Other income(2)	159	97	202	194

Net income (loss) before income taxes and minority interests	8,072	(2,705)	(50,530)	(57,796)
Provision (benefit) for income taxes	(419)	(116)	105	338
Minority interests in net income of consolidated subsidiaries(2)	1,126	858	948	528

Net income (loss)	$7,365	$(3,447)	$(51,583)	$(58,662)

Net income (loss) per share—basic	$0.03	$(0.01)	$(0.19)	$(0.22)

Net income (loss) per share—diluted	$0.03	$(0.01)	$(0.19)	$(0.22)

Weighted average shares used in computing net income (loss) per share—basic	268,834	267,002	265,247	264,053

Weighted average shares used in computing net income (loss) per share—diluted	275,674	267,002	265,247	264,053

(1)	The Company has reclassified amortization of acquired core technology from amortization of other intangible assets in operating expenses to cost of revenues for each of the four quarters in the year ended September 30, 2003.

(2)	The Company has disclosed separately minority interests in net income of consolidated subsidiaries for the four quarters in the year ended September 30, 2003, which had been reported as other income, net in prior quarters.

ARIBA INC. AND SUBSIDIARIES

CONSOLIDATED INTERIM FINANCIAL INFORMATION

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(in thousands, except per share data)

	Fiscal Year 2002 For the Quarter Ended
	Sep. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001
Revenues:
License	$18,536	$23,393	$19,841	$21,329
License—related party	4,691	3,522	5,330	1,798
Maintenance and services	34,663	31,134	31,012	30,768
Maintenance and services—related party	987	773	1,204	822

Total revenues	58,877	58,822	57,387	54,717

Cost of revenues:
License	1,608	538	1,794	378
Maintenance and services	11,792	11,024	10,356	9,709
Amortization of acquired core technology(1)	1,683	1,683	1,683	1,683

Total cost of revenues	15,083	13,245	13,833	11,770

Gross profit	43,794	45,577	43,554	42,947

Operating expenses:
Sales and marketing	14,069	19,544	21,363	25,974
Research and development	15,788	16,726	16,261	15,590
General and administrative	5,260	8,842	8,108	9,541
Amortization of other intangible assets(1)	139,586	139,608	139,606	140,246
Business partner warrants	—	—	5,562	—
Stock-based compensation	2,988	3,325	5,144	3,310
Restructuring and lease abandonment costs	—	57,125	(158)	5,642

Total operating expenses	177,691	245,170	195,886	200,303

Loss from operations	(133,897)	(199,593)	(152,332)	(157,356)
Interest income	1,695	1,801	1,925	2,531
Interest expense	(13)	(7)	(12)	(15)
Other income (expense)(2)	(1,014)	301	(92)	(87)

Net loss before income taxes and minority interests	(133,229)	(197,498)	(150,511)	(154,927)
Provision (benefit) for income taxes	(211)	1,000	904	1,091
Minority interests in net income (loss) of consolidated subsidiaries(2)	249	246	86	(867)

Net loss	$(133,267)	$(198,744)	$(151,501)	$(155,151)

Net loss per share—basic and diluted	$(0.51)	$(0.76)	$(0.59)	$(0.61)

Weighted average shares used in computing net loss per share—basic and diluted	261,709	260,180	258,748	255,625

(1)	The Company has reclassified amortization of acquired core technology from amortization of goodwill and other intangible assets in operating expenses to cost of revenues for each of the four quarters in the year ended September 30, 2002.

(2)	The Company has disclosed separately minority interests in net income (loss) of consolidated subsidiaries for the four quarters in the year ended September 30, 2002, which had been reported as other income, net in prior quarters.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Summary Compensation Table

		Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)		Other Annual Compensation ($)		Restricted Stock Awards ($)(2)		Securities Underlying Options (#)		All Other Compensation ($)
Robert M. Calderoni(3) Chairman of the Board of Directors, President and Chief Executive Officer; former Executive Vice President and Chief Financial Officer	2003 2002 2001	600,000 594,318 270,455	1,488,452 1,567,831 2,266,250	(4) (5)	1,171,395 1,225,000 0	(6) (6)	0 0 0		0 7,000,000 2,500,000		300 300 0	(7) (7)

Kevin S. Costello(8) Executive Vice President, Ariba Solutions Delivery	2003 2002 2001	450,000 164,063 0	612,407 150,000 0	(9)	15,000 0 0	(10)	0 386,250 0	(11)	500,000 1,500,000 0		300 88 0	(7) (7)

James W. Frankola(12) Executive Vice President and Chief Financial Officer	2003 2002 2001	450,000 431,250 0	1,300,479 150,000 0	(13)	5,021 0 0	(14)	0 0 0		250,000 1,500,000 0		270 236 0	(7) (7)

Michael A. Schmitt Executive Vice President and Chief Marketing Officer	2003 2002 2001	450,000 450,000 165,972	126,282 151,720 93,089	(15) (16)	0 0 0		0 402,000 481,250	(17) (18)	250,000 1,500,000 875,000		450 413 0	(7) (7)

John D. True(19) Former Executive Vice President of Worldwide Sales	2003 2002 2001	391,417 275,000 225,000	115,000 250,307 157,332		0 0 0		0 497,000 790,250	(20) (21)	0 2,091,331 140,000	(22)	270 270 0	(7) (7)

(1)	Salary includes amounts deferred under the Company’s 401(k) Plan.
(2)	The Company does not plan to pay dividends on its common stock, but the restricted shares shown in this column are eligible to receive dividends to the same extent as other shares of common stock.
(3)	Mr. Calderoni was appointed President and Chief Executive Officer in October 2001.
(4)	Includes a bonus of $335,000, $1,352 for President’s Club achievement, and $1,152,100 of third-party loan forgiveness. See “Employment Contracts, Termination of Employment and Change in Control Arrangements.”
(5)	Includes a bonus of $400,000, $4,480 for President’s Club achievement, and $1,163,351 of third-party loan forgiveness.
(6)	The amounts shown represent Company tax reimbursement payments. The Company has entered into an agreement with Mr. Calderoni under which he is entitled to receive annual cash payments from the Company during fiscal years 2002 through 2005. The amount of each payment will be calculated to compensate Mr. Calderoni for the income taxes that he will incur as the result of the loan forgiveness described in footnotes (4) and (5) above.
(7)	Represents amounts paid by the Company on behalf of the Named Officer for group term life insurance.
(8)	Mr. Costello joined the Company and was appointed Executive Vice President on May 21, 2002.
(9)	Includes a bonus of $223,780 and $388,627 of loan forgiveness.
(10)	Represents reimbursement of tax preparation expenses.
(11)	Mr. Costello was granted 125,000 shares of restricted stock on May 21, 2002. Pursuant to the terms of his restricted stock agreement, these shares would vest in their entirety on May 21, 2007 subject to Mr. Costello’s continued employment with the Company. In addition, 50% of the shares were subject to earlier vesting upon Mr. Costello’s achievement of certain milestones established by the Company’s Chief Executive Officer, and the remaining 50% were subject to earlier vesting upon the achievement of certain revenue-based objectives by Mr. Costello’s business unit. 62,500 of the restricted shares vested on August 2, 2002 upon Mr. Costello’s achievement of the established milestones. As of September 30, 2002, Mr. Costello held 62,500 unvested shares of restricted stock having a value on that date of $84,375.
(12)	Mr. Frankola’s employment with the Company began October 16, 2001, and he was appointed Executive Vice President and Chief Financial Officer on December 3, 2001.
(13)	Includes a bonus of $275,625 and $1,024,854 of loan forgiveness.
(14)	Represents reimbursement of taxes due in connection with a relocation benefit.
(15)	Represents a bonus of $125,625 and $657 for President’s Club achievement.

(16)	Represents a bonus of $150,000 and $1,720 for President’s Club achievement.
(17)	Mr. Schmitt was granted 100,000 shares of restricted stock on December 3, 2001. Pursuant to the terms of his restricted stock agreement and subject to his continued employment with the Company, 16,667 of these shares would vest on February 26, 2002, 16,667 of these shares would vest on the first permissible trading day (as defined in his restricted stock agreement) after June 30, 2002, and 33,333 of these shares would vest on each of the first permissible trading days after June 30, 2003 and June 30, 2004. 16,667 of these shares vested on each of February 26, 2002 and July 26, 2002. An additional 33,333 shares vested on July 25, 2003. As of September 30, 2003, Mr. Schmitt held 33,333 unvested shares of restricted stock having a value on that date of $101,332.
(18)	100,000 shares of restricted stock granted to Mr. Schmitt on April 4, 2001, having a value of $481,250 as of that date, were cancelled on December 3, 2001.
(19)	Mr. True joined the Company on January 20, 2000 and was appointed Executive Vice President on September 3, 2002. He is leaving the Company effective May 28, 2004.
(20)	Mr. True was granted 50,000 shares of restricted stock on October 1, 2001. Pursuant to the terms of his restricted stock agreement and subject to his continued employment with the Company, 16,667 of these shares would vest on the first permissible trading day (as defined in his restricted stock agreement) after March 17, 2002, an additional 16,667 of these shares would vest on the first permissible trading day after September 17, 2002, and the remaining 16,666 of these shares would vest on the first permissible trading day after September 17, 2003. 16,667 of these shares vested on each of April 26, 2002 and October 25, 2002. In addition, Mr. True was granted 100,000 shares of restricted stock on December 3, 2001. Pursuant to the terms of his restricted stock agreement and subject to his continued employment with the Company, 33,334 of these shares would vest on the first permissible trading day after June 30, 2002 and an additional 33,333 of these shares would vest on each of the first permissible trading days after June 30, 2003 and June 30, 2004. As of September 30, 2003, Mr. True held 99,990 unvested shares of restricted stock having a value on that date of $303,970.
(21)	100,000 shares of restricted stock granted to Mr. True on April 4, 2001, having a value of $481,250 as of that date, were cancelled on December 3, 2001.
(22)	These stock options were cancelled on May 14, 2001 in connection with the Company’s stock option exchange program.

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

Employment Contracts, Termination of Employment and Change in Control Arrangements

The Compensation Committee, as administrator of the Company’s stock option plans, may provide for accelerated vesting of the shares of the Company’s common stock subject to outstanding options held by any executive officer or director of the Company in connection with certain changes in control of the Company. The accelerated vesting may be conditioned on the termination of the individual’s employment following the change in control event.

Robert M. Calderoni

The Company entered into an agreement with Robert M. Calderoni, its Chairman of the Board, Director, President and Chief Executive Officer, under which he is entitled to receive annual cash payments from the Company during the years 2001 through 2004. The amount of each payment is calculated to compensate Mr. Calderoni for income taxes that he incurs as the result of the forgiveness of certain indebtedness to an entity affiliated with Keith Krach, the former Chairman of the Board of Directors and co-founder of the Company. Both the agreement to make such annual cash payments to Mr. Calderoni and the creation of the forgiveable indebtedness were negotiated in connection with Mr. Calderoni’s hiring by and continued employment with Ariba. The initial aggregate principal amount of such indebtedness was $4,000,000. Through March 31, 2004, an aggregate of $3,416,851 of principal and accrued interest had been forgiven. In addition, the Company has made an aggregate of $3,361,820 in payments intended to compensate Mr. Calderoni for income taxes that he acquired as a result of the forgiveness of such indebtedness through March 31, 2004. The remaining $1,000,000 of principal is expected to be forgiven along with accrued interest by November 21, 2004, conditioned upon his continued employment with the Company. For the year ended September 30, 2003, the loan forgiveness amount was $1,152,100 and the tax reimbursement payment amounted to $1,171,395. The remaining payment from the Company to compensate Mr. Calderoni for income taxes incurred as a result of the forgiveness of the remaining indebtedness is expected to be slightly less than the prior year’s tax reimbursement payment. The amounts are expected to decrease gradually over the remaining term. The entire amount of the remaining indebtedness will be forgiven if the Company is subject to a change in control, if Mr. Calderoni’s employment is terminated by the

Company without cause, if his employment terminates because of his death or disability or if he resigns after the Company, without his consent, has materially reduced his responsibilities, has reduced his base salary or target bonus or has relocated his place of employment by more than 25 miles. If the remaining forgiveness of indebtedness is accelerated, the Company’s remaining payments will be accelerated as well.

The Company also entered into a severance agreement with Mr. Calderoni. If the Company terminates his employment for a reason other than cause or disability, the severance agreement provides for a continuation of his cash compensation (base salary plus target bonus) for 18 months, for 18 months of additional service credit for purposes of determining the vested portion of his options and restricted shares and for an opportunity to exercise his options during the 18-month period starting on his termination date. However, if within 12 months after the Company has been subject to a change in control, the Company terminates his employment for a reason other than cause or disability or he resigns after the Company or its successor, without his consent, has failed to appoint him as the chief executive officer of a public corporation, has reduced his compensation or has relocated his place of employment by more than 50 miles, then the severance agreement provides for a lump sum payment equal to 250% of his annual cash compensation (base salary plus target bonus), for full vesting of his options and restricted shares and for an opportunity to exercise his options during the 30-month period starting on his termination date.

The 18-month continuation of cash compensation and continued option vesting are contingent on Mr. Calderoni executing a general release of claims and complying with restrictive covenants. These covenants apply while Mr. Calderoni is employed by the Company and while his cash compensation continues following the termination of his employment. One of the covenants prohibits Mr. Calderoni from soliciting the Company’s employees to work for another employer. Another covenant prohibits him from competing with the Company and from working for certain specific companies as well as any other company that derives its revenue primarily from e-procurement or spend management software sales or from sales of software or services aiding companies in sourcing or spend management activities. Finally, Mr. Calderoni is required to facilitate the transition of his duties to his successor and is precluded from disparaging the Company or its directors, officers or employees.

The severance agreement also provides that the Company will reimburse Mr. Calderoni, on a tax-adjusted basis, for the excise tax on excess parachute payments. The Internal Revenue Code imposes a 20% excise tax on “excess parachute payments.” Parachute payments include all compensation that is contingent on a change in control of the Company, including severance benefits and accelerated vesting of options and restricted stock. However, the excise tax applies only if the aggregate amount of all parachute payments equals or exceeds 300% of the executive’s average annual compensation from the Company for the last five completed calendar years (or, if less, for all completed calendar years in the executive’s period of employment). If the excise tax applies, then parachute payments become subject to the tax to the extent that they exceed 100% of the executive’s average annual compensation from the Company for the same period.

James W. Frankola

The Company entered into an agreement with James W. Frankola, its Executive Vice President and Chief Financial Officer, that provides for an unsecured loan from the Company to Mr. Frankola in the amount of $1,500,000. The principal amount of the loan and accrued interest becomes payable in full immediately after Mr. Frankola’s employment with the Company terminates for any reason other than a termination by the Company without cause. Further, the agreement provides that one-third of the principal amount and all accrued interest will be forgiven upon Mr. Frankola’s completion of 12 months of continuous service with the Company as its Chief Financial Officer, and that the balance will be forgiven in equal monthly installments over the following 24 months of continuous service as the Company’s Chief Financial Officer. Mr. Frankola’s service as the Company’s Chief Financial Officer commenced on December 3, 2001. Accordingly, the entire principal amount and accrued interest will have been forgiven on December 3, 2004, assuming Mr. Frankola continues in service through that date.

The Company also entered into a severance agreement with Mr. Frankola. If the Company terminates his employment for a reason other than cause or disability or if he resigns after the Company, without his consent, has required that he serve in any position other than Chief Financial Officer or Chief Executive Officer, has reduced his compensation or has relocated his place of employment by more than 50 miles, then the severance agreement provides for a continuation of his cash compensation (base salary plus target bonus) for 12 months, for 12 months of additional service credit for purposes of determining the vested portion of his options and restricted shares and for an opportunity to exercise his options during the 12-month period starting on his termination date. However, if within 12 months after the Company has been subject to a change in control, the Company terminates his employment for a reason other than cause or disability or he resigns after the Company or its successor, without his consent, has failed to appoint him as the Chief Financial Officer of a public corporation, has reduced his compensation or has relocated his place of employment by more than 50 miles, then the severance agreement provides for a lump sum payment equal to 200% of his annual cash compensation (base salary plus target bonus), for full vesting of his options and restricted shares and for an opportunity to exercise his options during the 24-month period starting on his termination date. The agreement also provides that the Company will reimburse Mr. Frankola, on a tax-adjusted basis, for the excise tax on excess parachute payments, but only to the extent that the excise tax is attributable to the cash severance payment.

The 12-month continuation of cash compensation and continued option vesting are contingent on Mr. Frankola’s executing a general release of claims and complying with restrictive covenants. These covenants apply while Mr. Frankola is employed by the Company and while his cash compensation continues following the termination of his employment. One of the covenants prohibits Mr. Frankola from soliciting the Company’s employees to work for another employer. Another covenant prohibits him from competing with the Company and from working for certain specific companies as well as any other company that derives its revenue primarily from e-procurement or spend management software sales or from sales of software or services aiding companies in sourcing or spend management activities. Finally, Mr. Frankola is required to facilitate the transition of his duties to his successor and is precluded from disparaging the Company or its directors, officers or employees.

Kevin S. Costello

The Company entered into an agreement with Kevin S. Costello, its Executive Vice President of Sales and Solutions, that provides for two unsecured loans from the Company to Mr. Costello in the aggregate amount of $1,000,000. The principal amounts of the loans and accrued interest immediately become payable in full if Mr. Costello’s employment with the Company terminates. The agreement provides that the principal amounts and all accrued interest will be forgiven in full if the Company is subject to a change in control or if Mr. Costello resigns from the Company within 12 months after (a) the Company, over his written objection, has required him to report to anyone other than the Company’s Chief Executive Officer, (b) the Company has reduced his base salary below his starting salary, or (c) the Company, over his written objection, has required that he relocate his principal place of employment more than 50 miles from the location where he commenced his employment. Further, the agreement provides that one-third of the principal amounts and all accrued interest will be forgiven upon Mr. Costello’s completion of 12 months of continuous full-time service with the Company, and that the balances will be forgiven in equal monthly installments over the following 24 months of continuous full-time service with the Company. Mr. Costello’s service with the Company commenced on May 21, 2002. Accordingly, the entire principal amount and accrued interest will have been forgiven on May 21, 2005, assuming Mr. Costello continues in service through that date.

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

However, if within 12 months after the Company has been subject to a change in control, the Company terminates his employment for a reason other than cause or disability or he resigns after the Company or its successor, without his consent, has required that he report to anyone other than the Company’s Chief Executive Officer or board of directors, has reduced his compensation or has relocated his place of employment by more than 50 miles, then the severance agreement provides for a lump sum payment equal to 250% of his annual cash compensation (base salary plus target bonus), for full vesting of his options and restricted shares and for an opportunity to exercise his options during the 30-month period starting on his termination date. The agreement also provides that the Company will reimburse Mr. Costello, on a tax-adjusted basis, for the excise tax on excess parachute payments, but only to the extent that the excise tax is attributable to the cash severance payment.

The 12-month continuation of cash compensation and continued option vesting are contingent on Mr. Costello’s executing a general release of claims and complying with restrictive covenants. These covenants apply while Mr. Costello is employed by the Company and while his cash compensation continues following the termination of his employment. One of the covenants prohibits Mr. Costello from soliciting the Company’s employees to work for another employer. Another covenant prohibits him from competing with the Company and from working for certain specific companies as well as any other company that derives its revenue primarily from e-procurement or spend management software sales or from sales of software or services aiding companies in sourcing or spend management activities. Finally, Mr. Costello is required to facilitate the transition of his duties to his successor and is precluded from disparaging the Company or its directors, officers or employees.

Michael A. Schmitt

The Company entered into an agreement with Michael A. Schmitt, its Executive Vice President and Chief Marketing Officer, in September 2002 that provides for a continuation of his cash compensation (base salary plus the lesser of (i) the sum of his actual bonuses for the last four completed fiscal quarters preceding the termination of his employment or (ii) his target bonuses for those four completed fiscal quarters) for 12 months if the Company terminates his employment for a reason other than cause or disability. Any benefits under this agreement are contingent on Mr. Schmitt executing a general release of all claims and complying with certain restrictive covenants.

John True

The Company entered into a severance agreement with John True, its Executive Vice President of Worldwide Sales. If the Company notifies him prior to March 31, 2004, that his employment will be terminated (such termination to be effective any day up to the later of April 30, 2004 or 60 days from the notice) for a reason other than cause or disability, then the agreement provides for a continuation of his cash compensation (base salary plus bonus) and vesting service credit through October 31, 2004. The continuation of cash compensation and accelerated vesting are contingent on Mr. True’s executing a general release of claims and complying with restrictive covenants while receiving compensation. One of the covenants prohibits Mr. True from soliciting the Company’s employees to work for another employer. Another covenant prohibits him from competing with the Company and from working for certain specific companies as well as any other company that derives its revenue primarily from e-procurement or spend management software sales or from sales of software or services aiding companies in sourcing or spend management activities. Finally, Mr. True is required to facilitate the transition of his duties to his successor and is precluded from disparaging the Company or its directors, officers or employees while the Company’s directors and senior officers are precluded from disparaging him.

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

General Compensation Policy. The objective of the Company’s executive compensation program is to align executive compensation with the Company’s long-term and short-term business objectives and performance. Additionally, executive compensation is designed to enable the Company to attract, retain, and motivate qualified executives who are able to contribute to the long-term success of the Company. The following specific strategies are utilized to guide the Company’s executive compensation decisions:

•	Risk and Reward. A significant portion of an executive’s compensation should be tied to his or her performance and contributions to the success of the Company.

•	Pay for Performance. If an executive performs above expectations, then the executive should be rewarded with a higher level of total compensation. Similarly, if performance is below expectations, then there should be a lower level of total compensation, including the possibility of no variable compensation.

•	Compensate Competitively. The Company should compare its compensation programs to those of other companies in similar industries and establish compensation programs that are substantially at market allowing the Company to attract and retain the executive talent it needs. The Committee has obtained compensation surveys that include companies in the Company’s industry and related industries. These companies may overlap with, but are not the same as, the companies included in the stock indices reflected in the Stock Performance Graph contained herein. The Committee considered a number of factors in assessing compensation levels of comparative companies, including their size and performance. In assessing relative performance, the Committee recognized that many enterprise application software companies were adversely affected by industry-wide conditions that did not affect other companies in the surveys and sought to assess the performance of the Company’s management in addressing and responding to these conditions.

During fiscal year 2003, the Company’s executive compensation program included these key elements:

•	Base Salary. The Committee establishes the base salaries of its executives based on competitive market practices. Additionally, each executive’s base pay is considered relative to their total compensation package, including cash incentives and equity-based incentives. During fiscal year 2003, none of the Company’s seven executives received a base salary increase.

•

Cash-Based Incentives. During fiscal year 2003, five executives of the Company participated in a cash incentive program under which payment was made based on a quarterly basis upon the Company’s revenue and net income. Under this program, 50% of the target bonus was earned based on achieving the revenue target and 50% of the target bonus was earned based on achieving the net income target, subject to the discretion of the Committee to adjust the final quarterly bonus payment based on individual or company-wide performance. The executives participating in this program received actual cash incentives equal to 84% of their total target bonus for the full fiscal year. Two executives of the Company participated in a cash incentive program under which payment was made based upon the Company’s software bookings, services bookings and net income. Under this program, from 20 to 60% of the target bonus was based on achieving software and services bookings targets and 20% of the target bonus was based on achieving the net income target, subject to the discretion of the Committee to adjust the final quarterly bonus payment based on individual or Company-wide performance. One individual participating in this program received 29% of his target bonus and the other individual received 75% of his target bonus for the full fiscal year. In addition, three executives received one-time bonuses outside of the defined cash incentive programs which were associated with specific individual accomplishments. Mr. True received a one-time bonus of $25,320, Mr. Costello received a one-time bonus of $100,000, and Mr. Frankola received a one-time bonus of $150,000.

•	Loan Forgiveness. Messrs. Costello and Frankola received a benefit of $389,000 and $1,025,000, respectively, reflecting partial forgiveness of loans and related accrued interest from the Company in connection with their employment by the Company. See “Certain Relationships and Related Transactions.”

•	Equity-Based Incentives. Stock options and restricted stock awards are designed to align the interests of each executive with those of the stockholders. Each year, the Committee considers the grant of stock options and restricted stock awards to executives. The Committee believes that such awards provide added incentive for executives to influence the strategic direction of the Company and to create and grow value for customers, stockholders and employees. Options are granted with exercise prices equal to or greater than the fair market value of the stock at the time of grant and typically have three- to four-year vesting periods, contingent upon the executive’s continued employment with the Company. The number of stock option shares that are granted to individual executives is generally based on demonstrated performance, the amount and timing of prior option grants and the executives’ overall compensation and equity participation in the Company.

During fiscal year 2003, three executive officers, Messrs. Costello, Frankola and Schmitt, were granted options to purchase 500,000, 250,000 and 250,000 shares, respectively, of Ariba’ common stock as part of an initiative to incent and retain executives. In assessing performance, the Committee considered Mr. Costello’s contribution to enhancing the Company’s solutions delivery service, Mr. Frankola’s contributions to finance and administration and Mr. Schmitt’s contributions to the Company’s marketing programs as well as each executive’s overall contribution to the Company. The Committee also considered that each executive had received a 1,500,000-share option grant in fiscal year 2002 in connection with the Company’s efforts to attract and retain its senior executive officers, and it gave relatively less weight to each executive’s overall level of equity participation.

CEO Compensation. Mr. Calderoni received an annual base salary of $600,000. Mr. Calderoni’s base compensation was established at the time of his promotion to Chief Executive Officer in October 2001 and has not been changed since then. In addition, Mr. Calderoni received a benefit of $1,152,100 reflecting partial forgiveness of a loan and its accrued interest, from an entity controlled by Keith Krach. Furthermore, Mr. Calderoni received an additional tax reimbursement payment of $1,171,395, which was calculated to make him whole for the income taxes he incurred as the result of the forgiveness of the loan and such bonus. Mr. Calderoni’s partial forgiveness of the loan and related accrued interest occurred pursuant an agreement entered into between him and the entity controlled by Mr. Krach entered into pursuant to Mr. Calderoni’s hiring by and continued employment with the Company. The additional tax reimbursement payment he received from the Company relating to the loan forgiveness was made pursuant to an agreement entered into between him and the Company pursuant to his hiring by and continued employment with the Company. See “Certain Relationships and Related Transactions.” Accordingly, because Mr. Calderoni’s loan forgiveness benefit and tax reimbursement payment were established by a pre-existing agreement, they were not affected by the Company’s corporate performance in 2003.

The remaining component of the CEO’s 2003 fiscal year compensation was a discretionary cash incentive payment that was entirely dependent on the Company’s performance. The target cash incentive of $400,000 was established at the time of his promotion to Chief Executive Officer in October 2001 and has not been changed since then. The actual amount of Mr. Calderoni’s cash incentive payment for fiscal 2003 was $335,000, which was determined based on the same incentive plan that applied to four other executive officers of the Company, as described above. In particular, 50% of the target bonus was based on achieving a revenue target and 50% of the target bonus was based on achieving a net income target. Like the four other executives, Mr Calderoni received an actual cash incentive equal to 84% of his total target bonus.

Mr. Calderoni did not receive any equity-based incentive in fiscal 2003, because he received a 7,000,000- share option grant in fiscal 2002 in connection with his promotion to CEO in October 2001. The option has an exercise price of $3.00 per share and vests ratably over four years.

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