Form 10-Q/A
period 2003-12-31
ARIBA INC
filed 2004-05-14
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

Form 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 is being filed solely to (1) conform the information herein with the information set forth in the Registrant’s Registration Statement on Form S-4, as amended, filed on May 13, 2004 and (2) amend the exhibits listed on Item 6 herein that are filed herewith. Except as so indicated, the Registrant has made no other significant changes in this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

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

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,
	2003	2002
Revenues:
License	$16,802	$25,308
License—related party	1,874	5,141
Maintenance and services	33,032	30,322
Maintenance and services—related party	1,023	958

Total revenues	52,731	61,729

Cost of revenues:
License	1,444	749
Maintenance and services	11,484	10,137
Amortization of acquired core technology	—	2,837

Total cost of revenues	12,928	13,723

Gross profit	39,803	48,006

Operating expenses:
Sales and marketing	17,539	20,589
Research and development	12,277	13,958
General and administrative	4,543	7,064
Amortization of other intangible assets	—	65,677
Stock-based compensation(1)	30	275

Total operating expenses	34,389	107,563

Income (loss) from operations	5,414	(59,557)
Interest income	938	1,577
Interest expense	(2)	(10)
Other income (expense)	(118)	194

Net income (loss) before income taxes	6,232	(57,796)
Provision (benefit) for income taxes	(272)	338
Minority interests in net income of consolidated subsidiaries	413	528

Net income (loss)	$6,091	$(58,662)

Net income (loss) per share—basic	$0.02	$(0.22)

Weighted average shares used in computing net income (loss) per share—basic	269,998	264,053

Net income (loss) per share—diluted	$0.02	$(0.22)

Weighted average shares used in computing net income (loss) per share—diluted	277,677	264,053

(1)	For the three months ended December 31, 2003 and 2002, stock-based compensation expense (benefit), net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Three months ended December 31,
	2003	2002
Cost of revenues	$39	$(743)
Sales and marketing	(20)	500
Research and development	1	118
General and administrative	10	400

Total	$30	$275

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

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared by the management of the Company and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2004. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2003 filed on May 14, 2004 with the Securities and Exchange Commission (“SEC”).

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

In December 2003, the Company adopted Staff Accounting Bulletin No. 104 (SAB 104), which revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins. The principal revisions related to the rescission of material no longer necessary because of the private sector developments in U.S. generally accepted accounting principles. The adoption of SAB 104 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

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

The Company’s spend management applications fall into three solution sets: the Ariba Analysis Solution, the Ariba Sourcing Solution, and the Ariba Procurement Solution. Ariba Enterprise Sourcing, which was introduced in late fiscal year 2001, is derived from the Company’s Dynamic Trade and Sourcing applications which are still available as separate products. The modules that make up the Ariba Analysis Solution and the Ariba Sourcing Solution can be deployed as hosted or installed applications. In addition, the Ariba Workforce and Ariba Marketplace products are also available as hosted applications.

The Company licenses its products through its direct sales force and indirectly through resellers. The license agreements for the Company’s products generally do not provide for a right of return, and historically product returns have not been significant. The Company does not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. The Company generally recognizes revenues on sales to resellers upon sell-through to the end-user. Collectibility of receivables is assessed based on the reseller’s ability to pay. Commissions/fees paid to partners under co-sale arrangements are included as cost of license revenues at the time of sale, when the liability is incurred and reasonably estimable. The products are licensed under either a perpetual license or under a time-based license. Access to the Ariba Supplier Network is available to Ariba customers as part of their maintenance agreements for certain products.

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

Equity instruments received in conjunction with licensing transactions are recorded at their estimated fair market value and included in the measurement of the related license revenue in accordance with EITF No. 00-8, Accounting by a Grantee for an Equity Investment to Be Received in Conjunction with Providing Goods and Services. For the quarters ended December 31, 2003 and 2002, the Company recorded revenue of $399,000 and $467,000, respectively, based on equity received in such transactions. These transactions were originated in fiscal year 2000.

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

On June 24, 2003, a Special Litigation Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. No payment to the plaintiffs by the Company is required under the MOU. There can be no assurance that the MOU will result in a formal settlement or that the Court will approve the settlement that the MOU sets forth. In the event that the MOU does not result in a formal settlement approved by the Court, the Company intends to defend against these claims vigorously. As of December 31, 2003, no amount is accrued as a loss is not probable and estimable.

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

In a series of orders issued by the Court in February and March, 2003, these cases were deemed related to each other and assigned to a single judge sitting in San Jose. On July 11, 2003, following briefing and a hearing on related motions, the Court entered two orders that together (1) consolidated the related cases for all purposes into a single action captioned In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, (2) appointed a lead plaintiff, and (3) approved the lead plaintiff’s selection of counsel. On September 15, 2003, the lead plaintiff filed a Consolidated Amended Complaint, which restates the allegations and claims described above and adds a claim pursuant to Section 14(a) of the Exchange Act, based on the allegation that the Company failed to disclose certain payments and executive compensation items in its January 24, 2002 Proxy Statement. On November 17, 2003, defendants filed a motion to dismiss the action for failure to state a claim, which is currently scheduled to be heard by the Court on March 29, 2004. This case is still in its early stages. The Company intends to defend against these claims vigorously. As of December 31, 2003, no amount is accrued as a loss is not probable and estimable.

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

These actions were assigned to a single judge sitting in San Jose. On May 7, 2003 following briefing and hearing on related motions, the court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead plaintiffs’ counsel. Pursuant to that order, plaintiffs filed an amended consolidated derivative complaint on May 28, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints, and adds allegations relating to the Company’s April 10, 2003 announcement of the restatement of certain financial statements and also adds a cause of action for breach of contract. On October 28, 2003, the Company filed a demurrer, joined by the individual defendants, seeking dismissal of the action for failure to comply with applicable pre-litigation demand requirements. Following a hearing on the Company’s demurrer, the court issued a ruling on January 6, 2004 granting the Company’s demurrer and giving plaintiffs 60 days to file an amended complaint. This case is still in its early stages. The Company intends to defend against these claims vigorously. As of December 31, 2003, no amount is accrued as a loss is not probable and estimable.

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

By orders issued by the Court on May 27 and June 23, 2003, these two derivative cases were deemed related to each other and to the securities class actions pending before the same court as now consolidated into In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, and accordingly these two derivative actions were assigned to the same judge sitting in San Jose assigned to that action. On June 23, 2003, following submission of a related stipulation of the parties, the Court issued an order that (1) consolidated the two derivative cases for all purposes into a single action captioned In re Ariba, Inc. Derivative Litigation, Case No. C-03-02172 JF, and (2) appointed lead plaintiffs’ counsel. In accordance with that order, plaintiffs filed an amended consolidated derivative complaint on June 26, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints. On September 18, 2003, defendants filed a motion to dismiss or stay the action pending resolution of the parallel state court derivative litigation. Following a hearing on this motion on November 10, 2003, the Court issued a ruling on November 13, 2003 denying the motion but granting defendants’ alternative request for a stay of the action in light of the related securities class action litigation. Accordingly, this action is now stayed until the Court has determined the viability of the federal securities claim in the related action. This case is still in its early stages. The Company intends to defend against these claims vigorously. As of December 31, 2003, no amount is accrued as a loss is not probable and estimable.

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

Note 10—Subsequent Events

Business Combinations

On January 13, 2004, the Company completed the acquisition of Alliente, Inc. (“Alliente”), a privately held company headquartered in Colorado Springs, Colorado. Alliente provides procurement outsourcing services to companies based on Ariba technology. The total purchase price is estimated at approximately $10.2 million consisting of cash payments of $9.0 million, $200,000 of acquisition costs and approximately $1.0 million of assumed liabilities.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading “Risk Factors” and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K/A as filed with the SEC on May 14, 2004.

Recent Events

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

Overview of our Business

We provide Spend Management solutions that allow enterprises to manage efficiently the purchasing of all non-payroll goods and services required to run their business. We refer to these non-payroll expenses as “spend.” Our solutions, which include software applications, services and network access, are designed to provide corporations with technology and business process improvements to better manage their corporate spending and, in turn, save money. Our software applications and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and settlement activities. These goods and services include commodities, raw materials, operating resources, services, temporary labor, travel, maintenance, repair and operations equipment.

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

Overview of Quarter Ended December 31, 2003 and Outlook for Fiscal Year 2004

Our financial results for the quarter ended December 31, 2003 were in line with our expectations for the quarter. Specifically:

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

Our outlook for the balance of fiscal year 2004 continues to reflect both a long-term and near-term assessment of our prospects. Although we remain optimistic about the long-term prospects for our enterprise spend management solutions, we believe that the near term market for IT spending will continue to be challenging. We believe that our success in the remainder of fiscal year 2004 will depend on growth initiatives designed in part to offset anticipated declines in revenue from our Softbank strategic relationship and from lower license revenues from customer contracts entered into in prior quarters. As previously disclosed, we also believe that our success in fiscal year 2004 will depend on our ability to effectively redeploy our resources to enhance our marketing, sales and services programs, and our ability to maintain tight control over expenses and cash. In addition, completion of our pending merger with FreeMarkets and integration of its operations will have a number of significant effects on our business.

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

Dispute with Softbank

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

In response to our arbitration demand, Softbank filed a counter-demand alleging breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing and fraud related to both of our Japanese and Korean subsidiaries. In November 2003, the arbitration panel dismissed the Korea related claims on jurisdictional grounds and entered an interim award requiring Softbank to make a $26.6 million interim payment, which includes interest, and to make future payment commitments on an interim basis. In January 2004, Softbank re-filed its claims related to Korea in a separate arbitration proceeding in San Francisco, California. Thus far, Softbank has made two interim payments under the interim award. The first interim payment for $26.6 million was made in November 2003 and the second interim payment for $7.1 million was made in January 2004. These interim payments may only be used for the purpose of conducting Nihon Ariba’s business and will be subject to the final award of the arbitration panel, which may require repayment of the interim payments. There is no assurance we can achieve a mutually satisfactory resolution of our dispute with Softbank.

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

Results of Operations

The following table sets forth statements of operations data for the periods indicated (in thousands, except per share data). The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q which, in the opinion of our management, reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Form 10-K/A for the fiscal year ended September 30, 2003 filed with the SEC on May 14, 2004.

	Three Months Ended December 31,
	2003	2002
Revenues:
License	$16,802	$25,308
License—related party	1,874	5,141
Maintenance and services	33,032	30,322
Maintenance and services—related party	1,023	958

Total revenues	52,731	61,729

Cost of revenues:
License	1,444	749
Maintenance and services	11,484	10,137
Amortization of acquired core technology	—	2,837

Total cost of revenues	12,928	13,723

Gross profit	39,803	48,006

Operating expenses:
Sales and marketing	17,539	20,589
Research and development	12,277	13,958
General and administrative	4,543	7,064
Amortization of other intangible assets	—	65,677
Stock-based compensation	30	275

Total operating expenses	34,389	107,563

Income (loss) from operations	5,414	(59,557)
Interest income	938	1,577
Interest expense	(2)	(10)
Other income (expense)	(118)	194

Net income (loss) before income taxes	6,232	(57,796)
Provision (benefit) for income taxes	(272)	338
Minority interests in net income of consolidated subsidiaries	413	528

Net income (loss)	$6,091	$(58,662)

Net income (loss) per share—basic	$0.02	$(0.22)

Weighted average shares used in computing net income (loss) per share—basic	269,998	264,053

Net income (loss) per share—diluted	$0.02	$(0.22)

Weighted average shares used in computing net income (loss) per share—diluted	277,677	264,053

Comparison of the Three Months Ended December 31, 2003 and 2002

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements and “Application of Critical Accounting Policies and Estimates” below for a description of our accounting policy related to revenue recognition.

License

Total license revenues for the quarter ended December 31, 2003 were $18.7 million, a 39% decrease from license revenues of $30.4 million for the quarter ended December 31, 2002. This decrease is attributable to a decline of $3.3 million in license revenues from our Softbank relationship and a decrease of $10.2 million in license revenues from customer contracts signed in previous quarters. These decreases were partially offset by an increase compared to the quarter ended December 31, 2002 of $1.7 million in license revenues from customer contracts signed during the current quarter. In the future, we believe that license revenues in any quarter will be increasingly dependent on new customer licenses entered into in that quarter rather than on revenues from licenses entered into in prior quarters.

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

In June 2003, we commenced an arbitration proceeding against Softbank for failing to meet contractual revenue commitments. See “Dispute with Softbank” and “Risk Factors—Our Business May be Seriously Harmed If We are Unable to Satisfactorily Resolve Our Dispute with Softbank” herein. In November 2003, Softbank made a $26.6 million interim payment, which includes interest. In January 2004, Softbank made a second interim payment for $7.1 million. Because of the ongoing dispute and the uncertain status of these interim payments, we are unable to determine if or when any of these interim payments or any other payments from Softbank may be recognized as revenue. For any interim payment ultimately retained by Nihon Ariba, 35% will be payable as royalty to us under our intercompany agreement and may be subject to a 10% Japanese withholding tax while the remainder will be locally taxable income to Nihon Ariba subject to an effective income tax rate of approximately 40%.

There is no assurance that we can achieve a mutually satisfactory resolution of our dispute with Softbank. Due to the ongoing dispute with Softbank, we are unable to predict the amount of any future revenues from our strategic relationship with Softbank. The failure to realize future revenues from Softbank at committed levels could have a material adverse impact on our business.

Maintenance and service

Maintenance and service revenues for the quarter ended December 31, 2003 were $34.1 million, a 9% increase over maintenance and service revenues of $31.3 million for the quarter ended December 31, 2002. This change was comprised of $2.3 million related to an increase in service revenues from $12.0 million in the quarter ended December 31, 2002 to $14.3 million in the quarter ended December 31, 2003, and $500,000 related to an increase in maintenance revenues from $19.3 million in the quarter ended December 31, 2002 to $19.8 million in the quarter ended December 31, 2003. As previously disclosed, we are continuing to invest in our services business which we believe is strategic to selling our spend management solutions. We expect our recent acquisition of Alliente may result in increased service revenues.

Cost of Revenues

License

Cost of license revenues for the quarter ended December 31, 2003 was $1.4 million, a 93% increase over cost of license revenues of $749,000 for the quarter ended December 31, 2002. The increase is primarily a result of a warranty expense reversal in the quarter ended December 31, 2002 totaling $700,000. For the quarter ended December 31, 2002, estimated warranty costs were revised to reduce the accrual, principally as a result of the release of Ariba Buyer Version 8.0, which included functionality that addressed warranty requirements for a number of customers.

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

Operating Expenses

Sales and marketing

Sales and marketing expenses include costs associated with our sales and marketing and product marketing personnel and consist primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses, travel and entertainment expenses related to these personnel and also include the provision for doubtful accounts. Sales and marketing expenses for the quarter ended December 31, 2003 were $17.5 million, a 15% decrease from sales and marketing expenses of $20.6 million for the quarter ended December 31, 2002. This decrease is primarily due to an approximately $3.0 million benefit received in the quarter ended December 31, 2003 for insurance reimbursements of sales and marketing costs incurred in earlier accounting periods in connection with litigation matters.

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

Liquidity and Capital Resources

As of December 31, 2003, we had $122.7 million in cash, cash equivalents and short-term investments, $76.2 million in long-term investments and $55.5 million in restricted cash, for total cash and investments of $254.4 million, and $5.4 million in working capital. All significant cash and investments are held in accounts in the United States except for approximately $72.0 million and $6.7 million held by Nihon Ariba K.K. and Ariba Korea, Ltd, respectively, our majority-owned subsidiaries in Japan and Korea, respectively, to fund their activities and operations. Repatriation of cash held in these foreign accounts may be subject to foreign withholding taxes at rates ranging from 10% to 16.5%. As of September 30, 2003, we had $127.1 million in cash, cash equivalents and short-term investments, $78.3 million in long-term investments and $29.7 million in restricted cash, for total cash and investments of $235.1 million, and $3.5 million in working capital.

The increase in total cash, cash equivalents, investments and restricted cash of $19.3 million in the quarter ended December 31, 2003 is primarily attributable to an interim payment of $26.6 million received in connection with the Softbank arbitration proceeding. Interim payments received from Softbank pursuant to the arbitration proceeding may only be used for the purpose of conducting Nihon Ariba’s business and will be subject to the final award of the arbitration panel, which may require repayment of the interim payments. As a result, we may not be able to retain the interim payment. Excluding the interim payment, we would have had $227.8 million in cash, cash equivalents, investments and remaining restricted cash as of December 31, 2003, a decrease of $26.6 million from the quarter ended September 30, 2003. The increase in working capital of $1.9 million in the quarter ended December 31, 2003 is primarily attributed to an increase in our cash and cash equivalents, accounts receivable and prepaid expenses and other current assets offset by a reduction in accounts payable the current portion of deferred revenues and restructuring obligations.

Net cash provided by operating activities was approximately $18.4 million for the quarter ended December 31, 2003, compared to $5.9 million of net cash used in operating activities for the quarter ended December 31, 2002. Net cash provided by operating activities for the quarter ended December 31, 2003 is primarily attributable to the following:

•	an increase in accrued liabilities of $27.7 million which principally relates to the interim payment of $26.6 million from Softbank;

•	a decrease in deferred revenue of $9.9 million principally due to recognition of more revenue from contracts entered into during prior quarters than new deferrals originating in the current quarter;

•	a decrease of $3.9 million of restructuring obligations due to rent paid for abandoned properties;

•	a decrease in accrued compensation and related liabilities of $1.2 million comprised of reduced accruals for commissions, bonuses and vacation totaling $2.6 million, offset by an increase in employee stock purchase plan liabilities of $1.7 million; and

•	an increase in accounts receivable of $1.5 million due primarily to timing of collections.

Excluding the $26.6 million interim payment from Softbank, our operating activities would have used $8.2 million in net cash rather than generating $18.4 million in cash. To the extent that deferred revenues continue to decline, operating cash flows will be reduced.

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

Revenue recognition

Our revenues are principally derived from licenses of our products, from maintenance and support contracts and from the delivery of implementation, consulting and training services. Our products are licensed under a perpetual license model or under a time-based license model. Access to the Ariba Supplier Network is available to our customers as part of their maintenance agreements for certain products.

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

We recognize revenue using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Under the residual method, revenue is recognized in a multiple element arrangement when vendor- specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement. We allocate revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately, or the price established by management. We defer revenue for the fair value of undelivered elements such as maintenance and professional services and recognize revenue for the remainder of the arrangement fee attributable to the delivered elements (i.e., software products) when the basic criteria in SOP 97-2 have been met. As such, discounts, if any, are allocated to the license element and no discount is applied to undelivered elements. Our determination of the fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

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

The following table details accrued restructuring obligations and related restructuring activity through December 31, 2003 (in thousands):

Lease abandonment costs
Accrued restructuring obligations as of September 30, 2003	$47,809
Cash paid	(3,882)

Accrued restructuring obligations as of December 31, 2003	43,927
Less: current portion	11,645

Accrued restructuring obligations, less current portion	$32,282

As of December 31, 2003, we had contractual commitments of $213.7 million for abandoned properties.

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

Risk Factors

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Ariba and our business because such factors may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, including in “Overview of Quarter Ended December 31, 2003 and Outlook for Fiscal Year 2004,” and the risks discussed in our other SEC filings, actual results could differ materially from those projected in any forward-looking statements.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We had an accumulated deficit of approximately $4.3 billion as of December 31, 2003, including cumulative charges for the amortization of goodwill and other intangible assets and the impairment of goodwill and other intangible assets totaling approximately $3.7 billion. We may incur significant losses in the future for a number of reasons, including the following:

•	adverse economic conditions, in particular declines in information technology spending;

•	the failure of standalone spend management solution business to mature as a separate market category;

•	declines in average selling prices of our products and services resulting from competition, the introduction by us of newer products that generally have lower list prices than our more established products and other factors;

•	failure to achieve and implement growth initiatives designed in part to offset anticipated declines in revenue from our strategic relationship with Softbank and from prior year contracts;

•	failure to effectively redeploy internal resources to enhance our marketing, sales and service programs;

•	failure to successfully grow our sales channels in Europe and Japan;

•	increased reliance on hosted solutions that result in lower near-term revenues from customer deployments;

•	failure to maintain tight control over costs;

•	increased restructuring charges resulting from the failure to sublease excess facilities at anticipated levels and rates; and

•	the impact of the pending merger with FreeMarkets.

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

Our quarterly revenues are especially subject to fluctuation because they depend on the sale of relatively large orders for our products and related services. For example, between four and eight individual customers represented at least 50% of our license revenues for each of the quarters ended December 31, 2003, September 30, 2003, June 30, 2003, March 31, 2003, and December 31, 2002. In addition, many of these relatively large orders are realized at the end of the quarter. As a result of this concentration and timing, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter.

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

We anticipate that revenues from Ariba Buyer and related products and services will continue to constitute a substantial portion of our revenues for the foreseeable future. For example, we recognized 61% and 59% of total revenues from Ariba Buyer licenses and related maintenance in the quarter ended December 31, 2003 and the fiscal year ended September 30, 2003, respectively. If we experience price declines or fail to achieve broad market acceptance of Ariba Buyer, our business could be seriously harmed.

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

Our Business May Be Seriously Harmed if We Are Unable to Satisfactorily Resolve Our Dispute with Softbank.

We also have strategic relationships with Softbank and its affiliates, as a minority stockholder of our Japanese and Korean subsidiaries, Nihon Ariba K.K. (“Nihon Ariba”) and Ariba Korea, Ltd., respectively, from which they derived license and maintenance revenues of $2.9 million and $6.1 million for the quarters ended December 31, 2003 and 2002, respectively, and $23.8 million, $19.1 million and $6.9 million for the years ended September 30, 2003, 2002 and 2001, respectively, including license and maintenance revenues recognized pursuant to a long-term revenue commitment. These amounts represent 5% and 10% of total revenues for the quarters ended December 31, 2003 and 2002, respectively, and 10%, 8% and 2% of total revenues for fiscal years 2003, 2002 and 2001, respectively. The increase in revenues from fiscal year 2001 to fiscal year 2003 resulted from increasing contractual revenue commitments from Softbank during that timeframe.

Our strategic relationship with Softbank has not performed to our expectations. In June 2003, we commenced an arbitration proceeding in San Francisco, California against Softbank for failing to meet contractual revenue commitments. In response to our arbitration demand, Softbank filed a counter-demand alleging breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing and fraud related to both of our Japanese and Korean subsidiaries. In November 2003, the arbitration panel dismissed the Korea related claims on jurisdictional grounds and entered an interim award requiring Softbank to make a $26.6 million interim payment, which includes interest, and to make future payment commitments on an interim basis. In January 2004, Softbank re-filed its claims related to Korea in a separate arbitration proceeding in San Francisco, California. Thus far, Softbank has made two interim payments under the interim award. The first interim payment for $26.6 million was made in November 2003 and the second interim payment for $7.1 million was made in January 2004. These interim payments may only be used for the purpose of conducting Nihon Ariba’s business and will be subject to the final award of the arbitration panel, which may require repayment of the interim payments. There is no assurance we can achieve a mutually satisfactory resolution of our dispute with Softbank. Due to the ongoing dispute with Softbank, we are unable to predict the amount of any future revenues that we may realize from our strategic relationship with Softbank. The failure to achieve a satisfactory resolution of our dispute with Softbank and to realize future revenues from Softbank at committed levels could have a material adverse impact on our business, operating results, cash flows and financial position. In connection with the arbitration proceeding or additional rulings regarding the disposition of the interim award proceeds, these funds are recorded in the period received as an increase to restricted cash and accrued liabilities.

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

These actions were assigned to a single judge sitting in San Jose. On May 7, 2003 following briefing and hearing on related motions, the court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead plaintiffs’ counsel. Pursuant to that order, plaintiffs filed an amended consolidated derivative complaint on May 28, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints, and adds allegations relating to our April 10, 2003 announcement of the restatement of certain financial statements and also adds a cause of action for breach of contract. On October 28, 2003, we filed a demurrer, joined by the individual defendants, seeking dismissal of the action for failure to comply with applicable pre-litigation demand requirements. Following a hearing on our demurrer, the court issued a ruling on January 6, 2004 granting our demurrer and giving the plaintiffs 60 days to file an amended complaint. This case is still in its early stages. We intend to defend against these claims vigorously.

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

Item 4.    Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

2.1	Agreement and Plan of Merger, dated December 30, 2003, by and among Registrant, Red Rocks Acquisition Corp. and Alliente Inc., as amended on January 9, 2004.

10.37*†	Severance Agreement, dated November 11, 2003, by and between Registrant and John True.

10.38*†	Severance Agreement, dated December 23, 2003, by and between Registrant and Kevin Costello.

10.39*†	Severance Agreement, dated December 31, 2003, by and between Registrant and Robert M. Calderoni.

10.40*†	Severance Agreement, dated December 31, 2003, by and between Registrant and James W. Frankola.

31.1†	Certification of Chief Executive Officer.

31.2†	Certification of Chief Financial Officer.

32.1†	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	This document is filed as an exhibit to this Form 10-Q/A.

(b)    Reports on Form 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission on October 22, 2003 to announce our earnings for the fourth quarter of fiscal year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ JAMES W. FRANKOLA
James W. Frankola Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  May 14, 2004

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1	Agreement and Plan of Merger, dated December 30, 2003, by and among Registrant, Red Rocks Acquisition Corp. and Alliente Inc., as amended on January 9, 2004.

10.37*†	Severance Agreement, dated November 11, 2003, by and between Registrant and John True.

10.38*†	Severance Agreement, dated December 23, 2003, by and between Registrant and Kevin Costello.

10.39*†	Severance Agreement, dated December 31, 2003, by and between Registrant and Robert M. Calderoni.

10.40*†	Severance Agreement, dated December 31, 2003, by and between Registrant and James W. Frankola.

31.1†	Certification of Chief Executive Officer.

31.2†	Certification of Chief Financial Officer.

32.1†	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	This document is filed as an exhibit to this Form 10-Q/A.