Form 10-Q
period 2004-03-31
ARIBA INC
filed 2004-05-17
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the Quarter Ended March 31, 2004

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

Yes ☒    No ☐

On April 30, 2004, approximately 274,276,370 shares of the registrant’s common stock were issued and outstanding.

ARIBA, INC.

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$65,120	$70,819
Short-term investments	47,345	56,323
Restricted cash	35,302	1,123
Accounts receivable, net of allowance for doubtful accounts of $1,181 and $1,356 as of March 31, 2004 and September 30, 2003, respectively	13,208	8,669
Prepaid expenses and other current assets	12,635	10,747

Total current assets	173,610	147,681
Property and equipment, net	19,887	21,767
Long-term investments	69,661	78,329
Restricted cash	27,312	28,579
Goodwill, net	188,598	181,033
Other intangible assets, net	1,024	—
Other assets	2,188	1,741

Total assets	$482,280	$459,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,153	$10,767
Accrued compensation and related liabilities	22,031	26,674
Accrued liabilities	77,173	35,513
Restructuring obligations	10,423	13,764
Deferred revenue	51,345	57,470
Current portion of long-term obligations	43	—

Total current liabilities	173,168	144,188
Restructuring obligations	28,424	34,112
Deferred revenue	31,112	43,954

Total liabilities	232,704	222,254

Minority interests	21,225	20,019

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock	548	540
Additional paid-in capital	4,510,661	4,500,974
Deferred stock-based compensation	(4,765)	(314)
Accumulated other comprehensive income	3,846	2,856
Accumulated deficit	(4,281,939)	(4,287,199)

Total stockholders’ equity	228,351	216,857

Total liabilities and stockholders’ equity	$482,280	$459,130

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenues:
License	$15,940	$23,058	$32,742	$48,366
License—related party	—	4,691	1,874	9,832
Maintenance and services	39,660	30,337	72,692	60,659
Maintenance and services—related party	408	1,188	1,431	2,146

Total revenues	56,008	59,274	108,739	121,003

Cost of revenues:
License	233	1,130	1,677	1,879
Maintenance and services	16,016	11,916	27,500	22,053
Amortization of acquired core technology	—	1,163	—	4,000

Total cost of revenues	16,249	14,209	29,177	27,932

Gross profit	39,759	45,065	79,562	93,071

Operating expenses:
Sales and marketing	25,289	20,532	42,828	41,121
Research and development	12,844	13,874	25,121	27,832
General and administrative	5,401	13,769	9,944	20,833
Amortization of other intangible assets	76	47,787	76	113,464
Stock-based compensation (1)	838	1,197	868	1,472
Restructuring and lease abandonment costs	(2,397)	—	(2,397)	—

Total operating expenses	42,051	97,159	76,440	204,722

Income (loss) from operations	(2,292)	(52,094)	3,122	(111,651)
Interest income	894	1,365	1,832	2,942
Interest expense	(3)	(3)	(5)	(13)
Other income (expense)	62	202	(56)	396

Net income (loss) before income taxes and minority interests	(1,339)	(50,530)	4,893	(108,326)
Provision (benefit) for income taxes	(255)	105	(527)	443
Minority interests in net income (loss) of consolidated subsidiaries	(253)	948	160	1,476

Net income (loss)	$(831)	$(51,583)	$5,260	$(110,245)

Net income (loss) per share—basic	$0.00	$(0.19)	$0.02	$(0.42)

Net income (loss) per share—diluted	$0.00	$(0.19)	$0.02	$(0.42)

Weighted average shares used in computing net income (loss) per share—basic	271,878	265,247	270,938	264,650

Weighted average shares used in computing net income (loss) per share—diluted	271,878	265,247	277,678	264,650

(1)    For the three and six month periods ended March 31, 2004 and 2003, stock-based compensation expense (benefit), net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Cost of revenues	$115	$35	$154	$(708)
Sales and marketing	619	706	599	1,206
Research and development	28	114	29	232
General and administrative	76	342	86	742

Total	$838	$1,197	$868	$1,472

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31,
	2004	2003
Operating activities:
Net income (loss)	$5,260	$(110,245)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Recovery of doubtful accounts	(190)	(1,017)
Depreciation and amortization	3,510	124,050
Stock-based compensation	868	1,472
Minority interests in net income of consolidated subsidiaries	160	1,476
Changes in operating assets and liabilities:
Accounts receivable	(3,027)	(1,787)
Prepaid expenses and other assets	(1,979)	5,113
Accounts payable	1,219	3,564
Accrued compensation and related liabilities	(5,376)	(2,348)
Accrued liabilities	39,837	(2,287)
Restructuring obligations	(9,029)	(11,498)
Deferred revenue	(18,967)	(17,071)

Net cash provided by (used in) operating activities	12,286	(10,578)

Investing activities:
Purchases of property and equipment, net	(1,260)	(1,371)
Sales (purchases) of investments, net	17,365	20,605
Business combinations, net of cash acquired	(8,251)	(3,272)
Allocations (to) from restricted cash, net	(32,912)	53

Net cash provided by (used in) investing activities	(25,058)	16,015

Financing activities:
Repayments of lease obligations	—	(107)
Proceeds from issuance of common stock	4,756	2,140

Net cash provided by financing activities	4,756	2,033

Net increase (decrease) in cash and cash equivalents	(8,016)	7,470
Effect of foreign exchange rate changes on cash and cash equivalents	2,317	429
Cash and cash equivalents at beginning of period	70,819	86,935

Cash and cash equivalents at end of period	$65,120	$94,834

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company”), provides Enterprise Spend Management solutions that allow enterprises to efficiently manage the purchasing of all non-payroll goods and services required to run their business. The Company refers to these non-payroll expenses as “spend.” The Company’s solutions, which include software applications, services and network access, are designed to provide enterprises with technology and business process improvements to better manage their spending and, in turn, save money. The Company’s software applications and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and settlement activities. These goods and services include commodities, raw materials, operating resources, services, temporary labor, travel, maintenance, repair and operations equipment.

The Company was incorporated in Delaware in September 1996 and currently markets its products and related services in North America, Europe, Latin America, Middle East, Asia and Australia primarily through its direct sales force and indirectly through resellers.

Basis of presentation

The unaudited condensed consolidated financial statements, prepared by the management, reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2004. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2003 filed on May 14, 2004 with the Securities and Exchange Commission (“SEC”).

Reclassifications

Certain reclassifications, none of which affected net income (loss) or net income (loss) per share, have been made to prior period amounts to conform to the current period presentation. Specifically, the Company reclassified amortization of acquired core technology of $1.2 million and $4.0 million for the three and six month periods ended March 31, 2003, respectively, from amortization of goodwill and other intangible assets in operating expenses to cost of revenues. In addition, the Company began separately disclosing minority interests in net income (loss) of consolidated subsidiaries which had been included as other income, net in prior years.

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

Fair value of financial instruments and concentration of credit risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable, restricted cash and accounts payable, approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, restricted cash and trade accounts receivable. The Company maintains its cash, cash equivalents and investments with high quality financial institutions. The Company’s customer base consists of businesses in North America, Europe, Latin America, Middle East, Asia and Australia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses.

No customer accounted for more than 10% of total revenues for the three and six month periods ended March 31, 2004 and 2003. No customer accounted for more than 10% of total net accounts receivable as of March 31, 2004 and September 30, 2003.

Adoption of accounting standards

On October 1, 2003, the Company adopted the provisions of EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF No. 00-21). EITF No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The adoption of EITF No. 00-21 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In December 2003, the Company adopted Staff Accounting Bulletin No. 104 (SAB 104), which revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins. The principal revisions related to the rescission of material no longer necessary because of the private sector developments in U.S. generally accepted accounting principles. The adoption of SAB 104 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2004, the EITF reached consensus on Issue 03-01 (EITF 03-01), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-01 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements are effective for fiscal years ending after June 15, 2004. The Company does not believe that the adoption of EITF 03-01 will have a material impact on its financial position, results of operations or cash flows.

Revenue recognition

The Company’s revenue consists of fees for licenses of the Company’s software products, maintenance, hosted services, customer training and consulting. Cost of license revenues primarily includes product, delivery, warranty and royalty costs and commissions/fees paid to partners under co-sale arrangements, as well as the amortization of acquired core technology. Cost of maintenance and service revenues primarily includes labor costs for engineers performing implementation services, consulting services and technical support and training personnel, as well as facilities and equipment costs and warranty costs.

The Company’s spend management applications fall into three solution sets: the Ariba Analysis Solution, the Ariba Sourcing Solution, and the Ariba Procurement Solution. Ariba Enterprise Sourcing, which was introduced in late fiscal year 2001, is derived from the Company’s Dynamic Trade and Sourcing applications, which are still available as separate products. The modules that make up the Ariba Analysis Solution and the Ariba Sourcing Solution can be deployed as hosted or installed applications. In addition, the Ariba Workforce and Ariba Marketplace products are also available as hosted applications.

The Company licenses its products through its direct sales force and indirectly through resellers. The license agreements for the Company’s products generally do not provide for a right of return, and historically product returns have not been significant. The Company does not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. The Company generally recognizes revenue on sales to resellers upon sell-through to the end-user. Collectibility of receivables is assessed based on the reseller’s ability to pay. Commissions/fees paid to partners under co-sale arrangements are included as cost of license revenues at the time of sale, when the liability is incurred and reasonably estimable. The products are licensed under either a perpetual license or under a time-based license. Access to the Ariba Supplier Network is available to Ariba customers as part of their maintenance agreements for certain products.

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, Revenue Recognition in Financial Statements. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; services are not considered essential; the fee is fixed or determinable; and collectibility is probable. Payment terms are considered extended when greater than 20% of an arrangement fee is due beyond twelve months from delivery. If fees are not “fixed or determinable”, revenue is recognized when due and payable. In arrangements where at least 80% of fees are due within one year or less from delivery, the entire arrangement fee is considered fixed or determinable and revenue is recognized when the remaining basic revenue recognition criteria are met. If collectibility is not considered probable at the inception of the arrangement, the Company does not recognize revenue until the fee is collected.

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

Certain of the Company’s perpetual and time-based licenses include the right to unspecified additional products. The Company recognizes revenue from perpetual and time-based licenses that include unspecified additional software products ratably over the longer of the term of the time-based license or the period of commitment to such unspecified additional products.

Under the terms of the Company’s agreements with Softbank, Softbank was required to make scheduled quarterly cash payments through March 31, 2004 for the purchase of licenses and maintenance services at agreed prices for resale through September 30, 2004. Softbank’s minimum payment obligations are non-cancelable and non-refundable, and Softbank is obligated to make additional payments to the extent that sublicense sales exceed scheduled payment amounts. Revenues under the Company’s agreements with Softbank are recognized based on the lesser of cumulative ratable revenue on a subscription basis or cumulative cash received. The term of the subscription period used is based on the resale period plus twelve months to cover the maximum term of maintenance commitments thereafter. The Company is currently in a dispute with Softbank regarding their relationship. See Note 9 for further discussion.

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

The Company’s customers include certain suppliers from whom, on occasion, the Company has purchased goods or services for the Company’s operations at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated at terms the Company considers to be arm’s-length. To the extent that the fair value of either the software sold or the goods or services purchased in concurrent transactions cannot be reliably determined, revenues and cost of the goods or services acquired are recorded at the net cash received or paid. Revenues for the three and six month periods ended March 31, 2004 and 2003 were not affected by such transactions.

Equity instruments received in conjunction with licensing transactions are recorded at their estimated fair market value and included in the measurement of the related license revenue in accordance with EITF No. 00-8, Accounting by a Grantee for an Equity Investment to Be Received in Conjunction with Providing Goods and Services. For the quarters ended March 31, 2004 and 2003, the Company recorded revenue of $399,000 and $454,000, respectively, based on equity received in such transactions, and for the six month periods ended March 31, 2004 and 2003, the Company recorded revenue of $798,000 and $921,000, respectively, based on equity received in such transactions. These transactions were originated in fiscal year 2000.

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

Stock-based compensation

The Company accounts for its employee stock-based compensation plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. Accordingly, no compensation cost is recognized for any of the Company’s fixed stock options granted to employees when the exercise price of the option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Deferred stock-based compensation is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the options and restricted stock consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Had compensation cost been recognized based on the fair value at the date of grant for options granted and Employee Stock Purchase Plan issuances, the Company’s pro forma net income (loss) and net income (loss) per share for the three and six month periods ended March 31, 2004 and 2003 would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Reported net income (loss)	$(831)	$(51,583)	$5,260	$(110,245)
Add back employee stock-based compensation expense related to stock options included in reported net income (loss)	360	572	431	367
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards	(9,818)	(8,622)	(16,974)	(17,424)

Pro forma net loss	$(10,289)	$(59,633)	$(11,283)	$(127,302)

Reported basic net income (loss) per share	$0.00	$(0.19)	$0.02	$(0.42)

Reported diluted net income (loss) per share	$0.00	$(0.19)	$0.02	$(0.42)

Pro forma basic and diluted net loss per share	$(0.04)	$(0.23)	$(0.04)	$(0.48)

Note 2—Goodwill and Other Intangible Assets

Business Combinations

Alliente, Inc.

On January 13, 2004, Ariba completed the acquisition of Alliente, Inc. (“Alliente”), a privately held company headquartered in Colorado Springs, Colorado. Alliente provides procurement outsourcing services to companies based on Ariba technology. The total purchase price is estimated at approximately $10.2 million consisting of cash payments of $9.0 million, approximately $200,000 of acquisition costs and approximately $1.0 million of assumed liabilities. Of the total purchase price, $1.5 million was allocated to net assets acquired, and the remainder was allocated to other intangible assets, including customer relationships ($1.0 million), trade name/trademark ($100,000), and goodwill ($7.6 million). Other intangible assets are being amortized over their estimated useful lives of three years. Pro forma financial information has been excluded as the information is considered immaterial.

As a result of the adoption of SFAS No. 142 on October 1, 2002, the Company ceased amortization of goodwill. Amortization of other intangible assets was $76,000 in the quarter ended March 31, 2004, related to the intangible asset obtained in the Company’s acquisition of Alliente, and $49.0 million for the quarter ended March 31, 2003, of which $1.2 million was classified as cost of revenues for the quarter ended March 31, 2003. Amortization of other intangible assets was $76,000 for the six months ended March 31, 2004 and $117.5 million for the six months ended March 31, 2003, of which $4.0 million was classified as cost of revenues for the six months ended March 31, 2003. As of March 31, 2004, the Company had approximately $188.6 million of unamortized goodwill and $1.0 million of unamortized other intangible assets.

The table below reflects changes or activity in the balances related to goodwill from September 30, 2003 through March 31, 2004 (in thousands):

Gross carrying amount
Goodwill balance as of September 30, 2003	$181,033

Additions	7,565

Goodwill balance as of March 31, 2004	$188,598

The table below reflects changes or activity in the balances related to other intangible assets from September 30, 2003 through March 31, 2004 (in thousands):

	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets balance as of September 30, 2003	$—	$—	$—
Additions:
Customer relationships	1,000	(69)	931
Trade name/trademark	100	(7)	93

Other Intangible Assets balance as of March 31, 2004	$1,100	$(76)	$1,024

Note 3—Income Taxes

For the three month periods ended March 31, 2004 and 2003, the Company reported net loss of $831,000 and $51.6 million, respectively, and for the six month periods ended March 31, 2004 and 2003, the Company reported net income of $5.3 million and a net loss of $110.2 million, respectively. For the three month periods ended March 31, 2004 and 2003, the Company recorded a benefit for income taxes totaling $255,000 and a provision for income taxes totaling $105,000, respectively, and for the six month periods ended March 31, 2004 and 2003, the Company recorded a benefit for income taxes totaling $527,000 and a provision for income taxes totaling $443,000, respectively, primarily attributable to state and foreign taxes. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets, as it is more likely than not that the deferred tax assets would not be realized.

Note 4—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for the Company’s headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are approximately $2.3 million and escalate annually, with the total future minimum lease payments amounting to $300.6 million over the remaining lease term. As part of this lease agreement, the Company is required to hold certificates of deposit totaling $26.3 million as of March 31, 2004, as a form of security through fiscal year 2013, which is classified as restricted cash on the Company’s condensed consolidated balance sheets.

Restructuring and lease abandonment costs

In fiscal year 2001, the Company initiated a restructuring program to align its expense and revenue levels. As part of this program, the Company restructured its worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities. The following table details accrued restructuring obligations and related restructuring activity for the six months ended March 31, 2004 (in thousands):

	Severance and benefits	Lease abandonment costs	Total
Accrued restructuring obligations as of September 30, 2003	$67	$47,809	$47,876
Cash paid	(2)	(3,882)	(3,884)

Accrued restructuring obligations as of December 31, 2003	$65	$43,927	$43,992
Cash paid	—	(2,748)	(2,748)
Adjustments	—	(2,397)	(2,397)

Accrued restructuring obligations as of March 31, 2004	$65	$38,782	$38,847

Less: current portion			10,423

Accrued restructuring obligations, less current portion			$28,424

Future minimum lease payments and sublease income under noncancelable operating leases for the remainder of fiscal year 2004 are $19.2 million and $8.6 million, respectively. Future minimum lease payments and sublease income under noncancelable operating leases for the next five years and thereafter are as follows as of March 31, 2004 (in thousands):

Year Ending March 31,	Lease Payments	Sublease Income
2005	$38,235	$17,507
2006	37,065	18,041
2007	35,541	18,097
2008	33,669	6,764
2009	34,576	394
Thereafter	143,525	—

Total	$322,611	$60,803

Of the total operating lease commitments as of March 31, 2004 noted above, $114.2 million is for occupied properties and $208.4 million is for abandoned properties, which are a component of the restructuring obligation.

Lease abandonment costs incurred to date relate to the abandonment of leased facilities in Mountain View and Sunnyvale, California, Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Burlington, Massachusetts, Florham Park, New Jersey, Dallas, Texas, Hong Kong and Singapore. Total lease abandonment costs include lease liabilities offset by estimated sublease income. The estimated net costs of abandoning these leased facilities, including remaining lease liabilities offset by estimated sublease income, were based on market information trend analyses provided by a commercial real estate brokerage firm.

As of March 31, 2004, $38.8 million of lease abandonment costs, net of anticipated sublease income of $197.1 million, remains accrued and is expected to be utilized by fiscal year 2013. During the quarter ended March 31, 2004, the Company recorded a benefit to operating expense totaling $2.4 million primarily as a result of entering into a sublease agreement which was not anticipated in previous estimates of the restructuring obligation. Actual sublease payments due to the Company under noncancelable subleases of excess facilities totaled $60.8 million as of March 31, 2004, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at March 31, 2004, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss of the Company’s Sunnyvale, California headquarters as of March 31, 2004 by approximately $7.8 million.

Severance and benefits primarily include involuntary termination and health benefits, outplacement costs and payroll taxes.

As of March 31, 2004, the Company had $28.0 million in standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The cash collateral is classified as restricted cash on the Company’s condensed consolidated balance sheets as of March 31, 2004.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of March 31, 2004.

Litigation

IPO Class Action Litigation

Between March 20, 2001 and June 5, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, certain of its former officers and directors and three of the underwriters of its initial public offering. These actions purport to be brought on behalf of purchasers of the Company’s common stock in the period from June 23, 1999, the date of its initial public offering, to December 23, 1999 (or in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, relating to its initial public offering.

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

The amended complaint alleges that the prospectus pursuant to which shares of common stock were sold in the Company’s initial public offering, which was incorporated in a registration statement filed with the SEC, contained certain false and misleading statements or omissions regarding the practices of the Company’s underwriters with respect to their allocation to their customers of shares of common stock in its initial public offering and their receipt of commissions from those customers related to such allocations. The complaint further alleges that the underwriters provided positive analyst coverage of the Company after the initial public offering, which had the effect of manipulating the market for its stock. Plaintiffs contend that such statements and omissions from the prospectus and the alleged market manipulation by the underwriters through the use of analysts caused the Company’s post-initial public offering stock price to be artificially inflated. The actions seek compensatory damages in unspecified amounts as well as other relief.

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

On June 24, 2003, a special litigation committee of the Company’s Board of Directors approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. No payment to the plaintiffs by the Company is required under the MOU. There can be no assurance that the MOU will result in a formal settlement or that the Court will approve the settlement that the MOU sets forth. In the event that the MOU does not result in a formal settlement approved by the Court, the Company intends to defend against these claims vigorously. As of March 31, 2004, no amount is accrued as a loss is not considered probable and estimable.

Restatement Class Action Litigation

Beginning January 21, 2003, a number of purported shareholder class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors, all purporting to be brought on behalf of a class of purchasers of the Company’s common stock in the period from January 11, 2000 to January 15, 2003. The complaints bring claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act, relating to the Company’s announcement that it would restate certain of its consolidated financial statements, and, in the case of two complaints, relating to its acquisition activity and related accounting. Specifically, these actions allege that certain of the Company’s prior consolidated financial statements contained false and misleading statements or omissions relating to its failure to properly recognize expenses and other financial items, as reflected in the then proposed restatement. Plaintiffs contend that such statements or omissions caused the stock price to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

In a series of orders issued by the Court in February and March, 2003, these cases were deemed related to each other and assigned to a single judge sitting in San Jose. On July 11, 2003, following briefing and a hearing on related motions, the Court entered two orders that together (1) consolidated the related cases for all purposes into a single action captioned In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, (2) appointed a lead plaintiff, and (3) approved the lead plaintiff’s selection of counsel. On September 15, 2003, the lead plaintiff filed a Consolidated Amended Complaint, which restated the allegations and claims described above and added a claim pursuant to Section 14(a) of the Exchange Act, based on the allegation that the Company failed to disclose certain payments and executive compensation items in its January 24, 2002 Proxy Statement. On November 17, 2003, defendants filed a motion to dismiss the action for failure to state a claim, which was fully briefed and set for hearing on March 29, 2004. Prior to the hearing, the parties stipulated that, in lieu of proceeding to a hearing on defendants’ motion, plaintiff would withdraw its complaint and file a further amended complaint by April 16, 2004 and plaintiff did so on that date. Defendants’ motion to dismiss plaintiff’s further amended complaint is due to be filed on June 18, 2004. This case is still in its early stages. The Company intends to defend against these claims vigorously. As of March 31, 2004, no amount is accrued as a loss is not considered probable and estimable.

Restatement Shareholder Derivative Litigation

Beginning January 27, 2003, several shareholder derivative actions were filed in the Superior Court of California for the County of Santa Clara against certain of the Company’s current and former officers and directors and against the Company as nominal defendant. These actions were filed by stockholders purporting to assert, on the Company’s behalf, claims for breach of fiduciary duties, aiding and abetting, violations of the California insider trading law, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and contribution and indemnification. Specifically, the claims were based on the Company’s acquisition activity and related accounting implemented by the defendants, the alleged understatement of compensation expenses as reflected in the Company’s then proposed restatement, the alleged insider trading by certain defendants, the existence of the restatement class action litigation, in which the Company is alleged to be liable to defrauded investors, and the allegedly excessive compensation paid by the Company to one of its officers, as reflected in its then proposed restatement. The complaints sought the payment by the defendants to the Company of damages allegedly suffered by the Company, as well as other relief.

These actions were assigned to a single judge sitting in San Jose. On May 7, 2003 following briefing and hearing on related motions, the court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead plaintiffs’ counsel. Pursuant to that order, plaintiffs filed an amended consolidated derivative complaint on May 28, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints, and adds allegations relating to the Company’s April 10, 2003 announcement of the restatement of certain financial statements and also adds a cause of action for breach of contract. On October 28, 2003, the Company filed a demurrer, joined by the individual defendants, seeking dismissal of the action for failure to comply with applicable pre-litigation demand requirements. Following a hearing on the Company’s demurrer, the court issued a ruling on January 6, 2004 granting the Company’s demurrer and giving plaintiffs 60 days to file an amended complaint. The parties have since stipulated to extend this date to May 14, 2004. This case is still in its early stages. The Company intends to vigorously defend against the claim that plaintiffs should be excused from any pre-litigation demand requirements based on allegations that its Board of Directors could not have fairly evaluated any pre-litigation demand and thus that such demand would have been futile. As of March 31, 2004, no amount is accrued as a loss is not considered probable and estimable.

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

By orders issued by the Court on May 27 and June 23, 2003, these two derivative cases were deemed related to each other and to the securities class actions pending before the same court as now consolidated into In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, and accordingly these two derivative actions were assigned to the same judge sitting in San Jose assigned to that action. On June 23, 2003, following submission of a related stipulation of the parties, the Court issued an order that (1) consolidated the two derivative cases for all purposes into a single action captioned In re Ariba, Inc. Derivative Litigation, Case No. C-03-02172 JF, and (2) appointed lead plaintiffs’ counsel. In accordance with that order, plaintiffs filed an amended consolidated derivative complaint on June 26, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints. On September 18, 2003, defendants filed a motion to dismiss or stay the action pending resolution of the parallel state court derivative litigation. Following a hearing on this motion on November 10, 2003, the Court issued a ruling on November 13, 2003 denying the motion but granting defendants’ alternative request for a stay of the action in light of the related securities class action litigation. Accordingly, this action is now stayed until the Court has determined the viability of the federal securities claim in the related action. This case is still in its early stages. The Company intends to vigorously defend against the claim that plaintiffs should be excused from any pre-litigation demand requirements based on allegations that its Board of Directors could not have fairly evaluated any pre-litigation demand and thus that such demand would have been futile. As of March 31, 2004, no amount is accrued as a loss is not considered probable and estimable.

General

The Company is also subject to various claims and legal actions arising in the ordinary course of business. One example is the Company’s dispute with Softbank, which is discussed in “Risk Factors —Our Business May be Seriously Harmed If We Are Unable to Satisfactorily Resolve Our Dispute with Softbank.” As another example, on December 28, 2001, BCE Emergis, Inc., a distributor in Canada of certain of the Company’s products, filed a lawsuit against the Company in the United States District Court for the Northern District of California (No. 01-21221 PVT). In April 2004, the Company settled its litigation with BCE Emergis, Inc. resulting in a $2.4 million reduction of deferred revenue and a $3.0 million charge to operating expense in the quarter ended March 31, 2004.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of March 31, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s business, condensed consolidated financial position results of operations or cash flows.

Note 5—Minority Interests in Subsidiaries

As of March 31, 2004, minority interests of approximately $21.2 million are recorded on the condensed consolidated balance sheet in order to reflect the share of the net assets of Nihon Ariba K.K. and Ariba Korea, Ltd. held by minority investors. In addition, the Company reduced consolidated net loss by approximately $253,000 representing the minority interests’ share of net loss of these majority-owned subsidiaries for the quarter ended March 31, 2004. For the quarter ended March 31, 2003 and the six month periods ended March 31,

2004 and 2003, the Company (increased)/decreased consolidated net income/(loss) by approximately $(948,000), $160,000 and $(1.5 million), respectively, representing the minority interests’ share of net income or loss of these majority-owned subsidiaries.

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

The Company has one operating segment, enterprise spend management solutions. The Company markets its products in the United States and in foreign countries through its direct sales force and indirectly through reseller. The Company’s chief operating decision maker evaluates resource allocation decisions and the performance of the Company based upon revenue recorded in geographic regions and does not receive financial information about expense allocations on a disaggregated basis.

Information regarding revenues for the three and six month periods ended March 31, 2004 and 2003, and long-lived assets (excluding goodwill) by geographic area as of March 31, 2004 and September 30, 2003, is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenues:
United States	$41,118	$41,764	$78,059	$81,781
Japan	1,587	6,579	5,238	13,807
Other international	13,303	10,931	25,442	25,415

Total	$56,008	$59,274	$108,739	$121,003

	March 31, 2004	September 30, 2003
Long-Lived Assets:
United States	$17,324	$20,193
International	3,955	2,154

Total	$21,279	$22,347

Approximately 1% and 9.9% of total revenues for the three months ended March 31, 2004 and 2003, respectively, and 3% and 9.9% of total revenues for the six months ended March 31, 2004 and 2003, respectively, were from entities affiliated with Softbank, a related party. See Note 9 for additional information, Revenues are attributed to countries based on the location of the Company’s customers. The Company’s other international revenues were derived from sales in Europe, Canada, Asia, Australia and Latin America. The Company had net liabilities of $853,000 and $6.0 million related to its international locations as of March 31, 2004 and September 30, 2003, respectively.

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

Warrants

In March 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued an unvested warrant to purchase up to 3,428,572 shares of the Company’s common stock at an exercise price of $87.50 per share. Of the total shares underlying the warrant, 3,085,715 shares have expired unexercised and 342,857 shares remain unvested as of March 31, 2004. These unvested shares, if they remain unvested, will expire on a quarterly basis through March 2005. The business partner can partially vest in this warrant each quarter upon attainment of certain periodic milestones related to revenue targets. The warrant generally expires as to any earned or earnable portion when the milestone period expires or eighteen months after the specific milestone is met. During the quarters ended March 31, 2004 and 2003, the business partner did not vest in any shares of this warrant and no business partner warrant expense was recorded for these quarters. No amounts related to the unvested warrants are reflected in the accompanying condensed consolidated financial statements.

In connection with the purchase of Goodex AG in January 2003, the Company issued a warrant to purchase 500,000 shares of Company common stock at an exercise price of $3.13 per share, of which vesting was contingent upon achievement of certain revenue milestones through December 31, 2003. As of December 31, 2003, the warrant had not vested and the possibility of its vesting ceased. The warrant will expire unexercised on July 24, 2004.

Deferred stock-based compensation

During the quarter ended March 31, 2004, the Company granted 1.5 million shares of restricted common stock to executive officers resulting in additional deferred stock-based compensation of $5.1 million. This amount will be amortized in accordance with FIN 28 over the vesting periods of the individual restricted common stock grants, which are between three to five years.

During the quarters ended March 31, 2004 and 2003, the Company recorded $838,000 and $1.2 million of stock-based compensation expense, respectively. During the six month periods ended March 31, 2004 and 2003, the Company recorded $868,000 and $1.5 million of stock-based compensation expense, respectively. As of March 31, 2004, the Company had an aggregate of approximately $4.8 million of deferred stock-based compensation remaining to be amortized.

Comprehensive income (loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. The components of comprehensive income (loss) for the three and six month periods ended March 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income (loss)	$(831)	$(51,583)	$5,260	$(110,245)
Unrealized gain (loss) on securities	209	(192)	(281)	(382)
Foreign currency translation adjustments	570	(358)	1,271	429

Comprehensive income (loss)	$(52)	$(52,133)	$6,250	$(110,198)

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not considered material.

The components of accumulated other comprehensive income as of March 31, 2004 and September 30, 2003 are as follows (in thousands):

	March 31, 2004	September 30, 2003
Unrealized gain on securities	$779	$1,060
Foreign currency translation adjustments	3,067	1,796

Accumulated other comprehensive income	$3,846	$2,856

Note 8—Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income (loss)	$(831)	$(51,583)	$5,260	$(110,245)

Weighted-average common shares outstanding	273,150	266,714	271,809	266,594
Less: Weighted-average common shares subject to repurchase	(1,272)	(1,467)	(871)	(1,944)

Weighted-average common shares used in computing basic net income (loss) per common share	271,878	265,247	270,938	264,650

Add: Weighted-average common shares subject to repurchase	—	—	871	—
Add: Weighted-average potential common shares	—	—	6,647	—

Weighted-average common shares used in computing diluted net income (loss) per common share	271,878	265,247	277,678	264,650

Net income (loss) per common share—basic	$0.00	$(0.19)	$0.02	$(0.42)

Net income (loss) per common share—diluted	$0.00	$(0.19)	$0.02	$(0.42)

For the three months ended March 31, 2004 and 2003, 17.8 million and 49.6 million weighted-average potential common shares, respectively, are excluded from the determination of diluted net income (loss) per share, as the effect of such shares is anti-dilutive. For the six months ended March 31, 2004 and 2003, 17.0 million and 45.8 million weighted-average potential common shares, respectively, are excluded from the determination of diluted net income (loss) per share, as the effect of such shares is anti-dilutive. Further, the potential common shares for the each of the three and six month periods ended ended March 31, 2004 and 2003 exclude 842,857 and 1,357,143 shares, respectively, which would be issuable under certain warrants contingent upon completion of certain milestones.

The weighted-average exercise price of stock options outstanding was $3.43 and $3.49 for each of the three and six month periods ended March 31, 2004 and 2003, respectively. The weighted average repurchase price of unvested stock was $0.00 for each of the three and six month periods ended March 31, 2004 and 2003. The weighted average exercise price of warrants outstanding was $87.50 for each of the three and six month periods ended March 31, 2004 and 2003.

Note 9—Related Party Transactions

Strategic Relationships

In fiscal year 2001, the Company sold approximately 41% of its consolidated subsidiary, Nihon Ariba K.K., and approximately 42% of its consolidated subsidiary, Ariba Korea, Ltd., to Softbank Corp., a Japanese corporation and its subsidiaries (collectively, “Softbank”). An affiliate of Softbank also received the right to distribute the Company’s products from these subsidiaries in their respective jurisdictions. Related to transactions with Softbank, the Company recorded license and maintenance revenues of $408,000 and $5.9 million for the quarters ended March 31, 2004 and 2003, and $3.3 million and $12.0 million for the six month periods ended March 31, 2004 and 2003, respectively, including license and maintenance revenues recognized pursuant to a long-term revenue commitment.

The Company’s strategic relationship with Softbank has not performed to its expectations. In June 2003, the Company commenced an arbitration proceeding against Softbank for failing to meet contractual revenue commitments. In response, Softbank filed a counter-demand alleging breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing and fraud related to both the Company’s Japanese and Korean subsidiaries. In November 2003, the arbitration panel dismissed the Korea related claims on jurisdictional grounds and entered an interim award requiring Softbank to make a $26.6 million interim payment, which includes interest, and to make future payment commitments on an interim basis. Softbank re-filed its claims related to Korea in a separate arbitration proceeding in January 2004. Thus far, Softbank has made three interim payments under the interim award. The first interim payment for $26.6 million was made in November 2003, the second interim payment for $7.1 million was made in January 2004 and the third and final interim payment for $9.7 million was made in April 2004. These interim payments may only be used for the purpose of conducting Nihon Ariba’s business and will be subject to the final award of the arbitration panel, which may require repayment of the interim payments. In connection with the arbitration proceeding or additional rulings regarding the disposition of the interim award proceeds, these funds are recorded in the period received as an increase to restricted cash and accrued liabilities. For any interim payment ultimately retained by Nihon Ariba, 35% will be payable as royalty to the Company under its intercompany agreement and may be subject to a 10% Japanese withholding tax while the remainder will be locally taxable income to Nihon Ariba subject to an effective income tax rate of approximately 40%.

Executive Agreements

During fiscal year 2001, Keith Krach, the Company’s then-chairman and co-founder, was deemed to have contributed $4.0 million to the Company in connection with a loan of $4.0 million in cash by an entity controlled by him to Robert Calderoni in connection with his employment as the Company’s chief financial officer. Because the Company is not the beneficiary of the loan and would not receive any cash upon repayment of the loan, the Company recorded the principal amount of this loan as compensation expense in fiscal year 2001. The loan from Mr. Krach is expected to be forgiven in annual installments over four years. The Company entered into an agreement with Mr. Calderoni pursuant to which he is entitled to receive annual cash payments from the Company to compensate him for income tax incurred as a result of such forgiveness and payments. As a result, the Company incurs additional compensation expense averaging approximately $267,000 per quarter.

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

Note 10—Pending Acquisition of FreeMarkets, Inc.

On January 23, 2004, the Company announced a definitive agreement (the “Agreement”) to acquire FreeMarkets, Inc. (“FreeMarkets”), a publicly held company headquartered in Pittsburgh, Pennsylvania. FreeMarkets provides companies with software, services and information for global supply management. Under the terms of the Agreement, stockholders of FreeMarkets will receive 2.25 shares of the Company’s common stock and $2.00 cash for each outstanding share of FreeMarkets common stock. The transaction is subject to customary closing conditions, including regulatory review and approval by the stockholders of each company, and is targeted to close in the latter part of the Company’s third fiscal quarter.

Note 11—Subsequent Event

On April 15, 2004, the Company completed the acquisition of Softface, Inc. (“Softface”), a privately held company headquartered in Walnut Creek, California. Softface is a spending performance management company. The total purchase price is estimated at approximately $8.0 million, consisting primarily of cash.

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

Recent Events

On January 13, 2004, we completed the acquisition of Alliente, Inc. (“Alliente”), a privately held company headquartered in Colorado Springs, Colorado. Alliente provides procurement outsourcing services to companies based on Ariba technology. The total purchase price is estimated at approximately $10.2 million consisting of cash payments of $9 million, $200,000 of acquisition costs and approximately $1.0 million of assumed liabilities.

On January 23, 2004, we announced a definitive agreement (the “Agreement”) to acquire FreeMarkets, Inc. (“FreeMarkets”), a publicly held company headquartered in Pittsburgh, Pennsylvania. FreeMarkets provides companies with software, services and information for global supply management. Under the terms of the Agreement, stockholders of FreeMarkets will receive 2.25 shares of our common stock and $2.00 cash for each outstanding share of FreeMarkets common stock. The transaction is subject to customary closing conditions, including regulatory review and approval by the stockholders of each company, and is targeted to close in the latter part of our third fiscal quarter.

On April 15, 2004, we completed the acquisition of Softface, Inc. (“Softface”), a privately held company headquartered in Walnut Creek, California. Softface is a spending performance management company. The total purchase price is estimated at approximately $8.0 million, consisting primarily of cash.

Overview of Business

Ariba provides Spend Management solutions that allow enterprises to manage efficiently the purchasing of all non-payroll goods and services required to run their business. We refer to these non-payroll expenses as

“spend.” Our solutions, which include software applications, services and network access, are designed to provide enterprises with technology and business process improvements to better manage their spending and, in turn, save money. Our software applications and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and settlement activities. These goods and services include commodities, raw materials, operating resources, services, temporary labor, travel, maintenance, repair and operations equipment.

Our software applications were built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. They are designed to integrate seamlessly on all major platforms. Our software applications can be accessed via web browser.

Ariba Spend Management applications fall into three solution sets, each designed to address a business process related to enterprise spending. The Ariba Analysis Solution provides strategic planning and analysis capabilities that leverage historical spending patterns. The Ariba Sourcing Solution enables the sourcing, negotiation and creation of contracts for products and services. Finally, the Ariba Procurement Solution enables contract compliance for the purchase of goods and services and manages purchasing workflow on an ongoing basis. The Ariba Procurement Solution, which includes Ariba’s flagship product Ariba Buyer, continues to represent a majority of our current business.

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

In addition to application software, Ariba Spend Management solutions include implementation and consulting services, education and training. All of these additional offerings together with the Ariba Supplier Network are designed to improve the return on investment our customers receive through the use of our software applications. With our recent the acquisition of Alliente, as described below, our service offerings have been expanded to include business procurement outsourcing services that provide customers with immediate spend management savings through turnkey solutions using Ariba technology and consultants with commodity expertise relevant to their needs.

We were incorporated in Delaware in September 1996 and from that date through March 1997 were in the development stage, conducting research and developing our initial products.

Overview of Quarter Ended March 31, 2004 and Outlook for Fiscal Year 2004

License revenues of $15.9 million for the quarter were negatively affected by the falloff in revenues from our strategic relationship with Softbank, lower revenues from the recognition of previously deferred revenue, and a lower than expected dollar value of new software license agreements signed during the quarter. We believe that sales of new software licenses were negatively affected by disruptions caused by our pending merger with FreeMarkets, delays in closing larger software license agreements (greater than $1 million), and continued weakness in the overall market for information technology spending. The lower dollar value of new software license agreements will adversely affect license revenues in future quarters, because a portion of the revenue from these agreements will be realized in future quarters.

Maintenance and service revenues of $40.1 million for the quarter were higher than recent quarters and reflect our continuing investment in our services business, including $2.5 million recognized as service revenues resulting from our recent acquisition of Alliente. We believe that our service offerings will continue to play an important role in our spend management solutions.

Gross margin for the quarter was approximately 71%. We anticipate that gross margins may decline somewhat in future quarters to the extent that maintenance and service revenues increase as a percentage of total revenues.

Operating expenses, including cost of revenues, of $58.3 million for the quarter ended March 31, 2004 were higher than those for the quarter ended December 31, 2003, but lower than those for the quarter ended March 31, 2003. Included in our operating expenses for the quarter ended March 31, 2004 were costs of $3.0 million to settle a commercial dispute and a restructuring benefit of $2.4 million. However, we do expect operating expenses to increase in future quarters, primarily due to our recent acquisitions of Alliente and Softface as well as integration and other costs relating to our pending merger with FreeMarkets.

The net loss for the quarter ended March 31, 2004 was $831,000, or $0.00 per share, and was in line with our expectations. Net loss for the quarter ended March 31, 2003 was $51.6 million, or a loss of $0.19 per share, which included significant expenses associated with the amortization of other intangible assets.

Cash, cash equivalents, investments and restricted cash decreased by $9.6 million from December 31, 2003 compared to March 31, 2004 to $244.8 million. During the quarter, we received $7.1 million in restricted cash from an interim payment from Softbank, and made payments totaling $8.3 million, net of cash acquired, in connection with our acquisition of Alliente. Other uses of cash during the quarter included payments of lease obligations, costs associated with the pending merger with FreeMarkets, and general operations. We expect cash, cash equivalents and investments to decrease between approximately $20 million and $30 million during the quarter ending June 30, 2004 due to a number of factors, including merger and acquisition related costs, a payment associated with a legal settlement, annual insurance premiums, and other operational costs.

Total deferred revenue declined by $9.1 million during the quarter to $82.5 million at March 31, 2004. The decrease in deferred revenue is principally due to recognition of more revenue from contracts entered into during prior periods than new deferrals originating in the current period quarter, lower than expected sales in our software business and a reduction of deferred revenues of approximately $2.4 million related to the settlement of a litigation matter. We anticipate that the drawdown of deferred license revenue will decline at a slower rate in future quarters and that license revenues in future quarters will generally be more dependent on revenues from new software license agreements entered into during those quarters. This trend may vary in any given quarter to the extent that we defer recognition of revenues for significant sales transactions.

Our outlook for the balance of fiscal year 2004 continues to reflect both a long-term and near-term assessment of our prospects. Although we remain optimistic about the long-term prospects for our spend management solutions, we believe that the near term market for information technology spending will continue to be challenging. In addition, we believe disruptions caused by our pending merger with FreeMarkets may continue to adversely affect our business.

We believe that our success in the remainder of fiscal year 2004 will depend on growth initiatives designed in part to offset anticipated declines in revenue from our strategic relationship with Softbank and from lower license revenues from software license agreements entered into in prior quarters. As previously disclosed, we also believe that our success in fiscal year 2004 will depend on our ability to effectively redeploy our resources to enhance our marketing, sales and services programs, and our ability to maintain tight control over expenses and cash. In addition, our recent acquisitions of Alliente and Softface and the completion of our pending merger with FreeMarkets and related integration of FreeMarkets’ operations will have a number of significant effects on our business.

We believe that key risks include market acceptance of spend management solutions as a standalone market category, our success in growing our sales channels in Europe and Japan, the overall level of information technology spending, potential declines in average selling prices as our newer products generally have lower list prices than our more established products, and the potential adverse impacts resulting from the restatement of our consolidated financial statements and related regulatory inquiries and legal proceedings. In addition, our pending merger with FreeMarkets, if completed, will be subject to a number of important risks and uncertainties.

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

In response to our arbitration demand, Softbank filed a counter-demand alleging breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing and fraud related to both of our Japanese and Korean subsidiaries. In November 2003, the arbitration panel dismissed the Korea related claims on jurisdictional grounds and entered an interim award requiring Softbank to make a $26.6 million interim payment, which includes interest, and to make future payment commitments on an interim basis. In January 2004, Softbank re-filed its claims related to Korea in a separate arbitration proceeding in San Francisco, California, and we filed our defenses and counter-demand in that proceeding in March 2004.

Thus far, Softbank has made three interim payments under the interim award. The first interim payment for $26.6 million was made in November 2003, the second interim payment for $7.1 million was made in January 2004 and the third and final interim payment for $9.7 million was made in April 2004. These interim payments may only be used for the purpose of conducting Nihon Ariba’s business and will be subject to the final award of the arbitration panel, which may require repayment of the interim payments. There is no assurance we can achieve a mutually satisfactory resolution of our dispute with Softbank.

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

Results of Operations

The following table sets forth statements of operations data for the periods indicated (in thousands, except per share data). The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q which, in the opinion of our management, reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Form 10-K/A for the fiscal year ended September 30, 2003 filed with the SEC on May 14, 2004 and our Registration Statement on Form S-4/A filed with the SEC on May 13, 2004.

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenues:
License	$15,940	$23,058	$32,742	$48,366
License—related party	—	4,691	1,874	9,832
Maintenance and services	39,660	30,337	72,692	60,659
Maintenance and services—related party	408	1,188	1,431	2,146

Total revenues	56,008	59,274	108,739	121,003

Cost of revenues:
License	233	1,130	1,677	1,879
Maintenance and services	16,016	11,916	27,500	22,053
Amortization of acquired core technology	—	1,163	—	4,000

Total cost of revenues	16,249	14,209	29,177	27,932

Gross profit	39,759	45,065	79,562	93,071

Operating expenses:
Sales and marketing	25,289	20,532	42,828	41,121
Research and development	12,844	13,874	25,121	27,832
General and administrative	5,401	13,769	9,944	20,833
Amortization of other intangible assets	76	47,787	76	113,464
Stock-based compensation	838	1,197	868	1,472
Restructuring and lease abandonment costs	(2,397)	—	(2,397)	—

Total operating expenses	42,051	97,159	76,440	204,722

Income (loss) from operations	(2,292)	(52,094)	3,122	(111,651)
Interest income	894	1,365	1,832	2,942
Interest expense	(3)	(3)	(5)	(13)
Other income (expense)	62	202	(56)	396

Net income (loss) before income taxes and minority interests	(1,339)	(50,530)	4,893	(108,326)
Provision (benefit) for income taxes	(255)	105	(527)	443
Minority interests in net income (loss) of consolidated subsidiaries	(253)	948	160	1,476

Net income (loss)	$(831)	$(51,583)	$5,260	$(110,245)

Net income (loss) per share—basic	$0.00	$(0.19)	$0.02	$(0.42)

Net income (loss) per share—diluted	$0.00	$(0.19)	$0.02	$(0.42)

Weighted average shares used in computing net income (loss) per share—basic	271,878	265,247	270,938	264,650

Weighted average shares used in computing net income (loss) per share—diluted	271,878	265,247	277,678	264,650

Comparison of the Three and Six Month Periods Ended March 31, 2004 and 2003

Revenues

Please refer to Note 1 of Notes to our Condensed Consolidated Financial Statements and “Application of Critical Accounting Policies and Estimates” above for a description of our accounting policy related to revenue recognition.

License

Total license revenues for the quarter ended March 31, 2004 were $15.9 million, a 43% decrease from license revenues of $27.7 million for the quarter ended March 31, 2003. The decrease is primarily attributable to a decline of $4.7 million in license revenues from our Softbank relationship, a decrease of $4.4 million from the recognition of previously deferred license revenues and a decrease of $2.2 million in license revenues from customer contracts signed during the current quarter.

Total license revenues for the six months ended March 31, 2004 were $34.6 million, a 41% decrease from license revenues of $58.2 million for the six months ended March 31, 2003. This decrease is primarily attributable to a decline of $8.0 million in license revenues from our Softbank relationship and a decrease of $14.5 million from the recognition of previously deferred license revenues. For the quarter and six months ended March 31, 2004, a majority of license revenues were from license arrangements recognized on a one-time basis, whereas for comparable periods in the prior year, the majority of license revenues were from arrangements recognized over their term on a ratable basis. This reflects the effects of the decline in Softbank revenues and decline in the base of large licenses, principally new customer Ariba Buyer sales, recognized on a ratable basis. In the future, we believe that license revenues in any quarter will be increasingly dependent on new customer licenses entered into in that quarter rather than on revenues from licenses entered into in prior quarters.

We recognized license revenues of zero and $4.7 million for the quarters ended March 31, 2004 and 2003, and $1.9 million and $9.8 million for the six months ended March 31, 2004 and 2003, respectively, from transactions involving Softbank, a related party. Of these amounts, zero and $4.7 million for the quarters ended March 31, 2004 and 2003, and $1.4 million and $9.4 million for the six months periods ended March 31, 2004 and 2003, respectively, were pursuant to a long-term revenue commitment. Total Softbank related license revenues represent 0% and 17% of license revenues for the quarters ended March 31, 2004 and 2003, and 5% and 17% for the six month periods ended March 31, 2004 and 2003, respectively. Revenues under our agreement with Softbank are recognized based on the lower of cumulative ratable revenue or cumulative cash received.

In June 2003, we commenced an arbitration proceeding against Softbank for failing to meet contractual revenue commitments. See “Dispute with Softbank” and “Risk Factors—Our Business May be Seriously Harmed If We Are Unable to Satisfactorily Resolve Our Dispute with Softbank” herein. In November 2003, January 2004 and April 2004, Softbank made three interim payments to Nihon Ariba K.K. of $26.6 million, $7.1 million and $9.7 million, respectively, which amounts include interest. There is no assurance that we can achieve a mutually satisfactory resolution of our dispute with Softbank. Due to the ongoing dispute with Softbank, we are unable to predict the amount of any future revenues from our strategic relationship with Softbank. The failure to realize future revenues from Softbank at committed levels could have a material adverse impact on our business. For any interim payment ultimately retained by Nihon Ariba, 35% will be payable as royalty to us under our intercompany agreement and may be subject to a 10% Japanese withholding tax while the remainder will be locally taxable income to Nihon Ariba subject to an effective income tax rate of approximately 40%.

Maintenance and service

Total maintenance and service revenues for the quarter ended March 31, 2004 were $40.1 million, a 27% increase over maintenance and service revenues of $31.5 million for the quarter ended March 31, 2003. This change was comprised of a $7.4 million increase in service revenues from $13.1 million for the quarter ended March 31, 2003 to $20.5 million for the quarter ended March 31, 2004, and a $1.2 million increase in maintenance revenues from $18.4 million for the quarter ended March 31, 2003 to $19.6 million for the quarter ended March 31, 2004.

Total maintenance and service revenues for the six months ended March 31, 2004 were $74.1 million, an 18% increase over maintenance and service revenues of $62.8 million for the six months ended March 31, 2003. This change was comprised of a $9.7 million increase in service revenues from $25.1 million for the six months ended March 31, 2003 to $34.8 million for the six months ended March 31, 2004, and a $1.7 million increase in maintenance revenues from $37.7 million for the six months ended March 31, 2003 to $39.4 million for the six months ended March 31, 2004. Service revenues for the quarter and six months ended March 31, 2004 included $2.5 million from the operations of Alliente.

Cost of Revenues

License

Cost of license revenues for the quarter ended March 31, 2004 was $233,000, a 79% decrease from cost of license revenues of $1.1 million for the quarter ended March 31, 2003. The decrease is primarily a result of decreases in product royalties of $1.1 million and partner co-sale commissions of approximately $300,000 and due to a decrease in product shipped in the period March 31, 2004 compared to the same period in the previous year. This decrease was partially offset by an increase in warranty expense.

Cost of license revenues for the six months ended March 31, 2004 was $1.7 million, an 11% decrease over cost of license revenues of $1.9 million for the six months ended March 31, 2003. This decrease is due primarily to a decrease in product royalties of $1.3 million as the number of products shipped during the current six month period decreased as compared to the six months ended March 31, 2003. This decrease was offset by an increase in warranty expense. Accrued warranty costs were revised for the six months ended March 31, 2003 to reduce the warranty accrual, principally as a result of the release of Ariba Buyer Version 8.0 which included functionality that addressed warranty requirements for a number of customers.

Maintenance and service

Cost of maintenance and service revenues for the quarter ended March 31, 2004 was $16.0 million, a 34% increase over cost of maintenance and service revenues of $11.9 million for the quarter ended March 31, 2003. The increase is primarily a result of additional personnel related costs of $3.7 million associated with higher levels of service revenues, in part, due to our acquisitions of Alliente and Goodex AG.

Cost of maintenance and service revenues for the six months ended March 31, 2004 was $27.5 million, a 25% increase over cost of maintenance and service revenues of $22.1 million for the six months ended March 31, 2003. The increase is a result of additional personnel-related costs of $4.3 million associated with higher levels of service revenues in part due to our acquisitions of Alliente and Goodex AG, as well as an increase in warranty expense. Accrued warranty costs were revised for the six months ended March 31, 2003 to reduce the warranty accrual, principally as a result of the release of Ariba Buyer Version 8.0 which included functionality that addressed warranty requirements for a number of customers.

Amortization of acquired core technology

Amortization of acquired core technology represents the amortization of the costs allocated to core technology in our fiscal year 2000 acquisitions of TradingDynamics, Tradex and SupplierMarket. This expense amounted to $1.2 million and $4.0 million for the quarter and six months ended March 31, 2003. All such costs were fully amortized at March 31, 2003.

Gross margin for the quarter was approximately 71%. We anticipate that gross margins will decline somewhat in future quarters to the extent that maintenance and service revenues continue to increase as a percentage of total revenues.

Operating Expenses

Sales and marketing

Sales and marketing expenses include costs associated with our sales and product marketing personnel and consist primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses, travel and entertainment expenses related to these personnel and also include the provision for doubtful accounts. Sales and marketing expenses for the quarter ended March 31, 2004 were $25.3 million, a 23% increase over sales and marketing expenses of $20.5 million for the quarter ended March 31, 2003. The increase is primarily attributable to a charge of $3.0 million related to the settlement of a litigation matter involving a marketing alliance partner, offset by a reduction in net legal fees of $1.1 million after insurance reimbursements relating to litigation costs, an approximately $900,000 increase in marketing costs related to our advertising campaign for fiscal year 2004 and a reversal of $698,000 in the allowance for bad debts for the quarter ended March 31, 2003.

Sales and marketing expenses for the six months ended March 31, 2004 were $42.8 million, a 4% increase over sales and marketing expenses of $41.1 million for the six months ended March 31, 2003. This increase is primarily attributable to increased costs, as described above, for the quarter ended March 31, 2004 partially offset by increased insurance reimbursements relating to litigation costs of $3.1 million.

Research and development

Research and development expenses include costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily include employee compensation and benefits, consulting costs and the cost of software development tools and equipment. Research and development expenses for the quarter ended March 31, 2004 were $12.8 million, a 7% decrease from research and development expenses of $13.9 million for the quarter ended March 31, 2003. This decrease is primarily attributable to a bonus reduction of approximately $800,000 resulting from underperformance relative to our corporate financial plan for the quarter ended March 31, 2004.

Research and development expenses for the six months ended March 31, 2004 were $25.1 million, a 10% decrease from research and development expenses of $27.8 million for the six months ended March 31, 2004. The decrease is primarily attributable to decreases in corporate bonuses of $1.0 million, decreases in globalization costs of approximately $600,000 as well as a reduction in depreciation expense of $1.1 million as the remaining life of much of our computer hardware was exhausted during the latter part of fiscal year 2003, continuing through fiscal year 2004. To date, all software development costs have been expensed in the period incurred.

General and administrative

General and administrative expenses include costs for executive, finance, human resources, information technology, certain legal and administrative support functions. General and administrative expenses for the quarter ended March 31, 2004 were $5.4 million, a 61% decrease from general and administrative expenses of $13.8 million for the quarter ended March 31, 2003. This decrease is primarily due to a reduction in expenses of $7.4 million related to our accounting review as compared to the quarter ended March 31, 2003, a reduction in compensation and benefits related costs of approximately $800,000 and a benefit of approximately $1.0 as a result of the favorable outcome of a state sales tax audit that was finalized during the quarter ended March 31, 2004. These decreases were partially offset by integration-related consulting costs of approximately $500,000 related to our pending merger with FreeMarkets.

General and administrative expenses for the six months ended March 31, 2004 were $9.9 million, a 52% decrease from general and administrative expenses of $20.8 million for the six months ended March 31, 2003. This decrease is primarily due to a reduction of expense associated with our accounting review, as described above, a decrease in facilities related costs resulting from a $2.0 million benefit related to a bankruptcy settlement of a former sub-tenant and a reduction in compensation and benefits expenses of $1.4 million, partially offset by integration-related consulting costs of approximately $500,000 related to our pending merger with FreeMarkets. Although we believe the expenses associated with our recently completed internal accounting review are substantially complete, we may continue to incur significant fees and expenses relating to our ongoing regulatory and legal proceedings, including but not limited to litigation relating to the recent restatement of our consolidated financial statements.

Amortization of other intangible assets

On January 13, 2004, we completed the acquisition of Alliente, a privately held company headquartered in Colorado Springs, Colorado. Alliente provides procurement outsourcing services to companies based on Ariba technology. The total purchase price is estimated at approximately $10.2 million consisting of cash payments of $9.0 million, approximately $200,000 of acquisition costs and approximately $1.0 million of assumed liabilities. Related to this acquisition, we recorded $76,000 as amortization of other intangible assets for the quarter ended March 31, 2004. We intend to amortize the other intangible assets over the estimated useful lives of three years.

In fiscal year 2000, we sold 5,142,858 shares of common stock with a fair market value of $834.4 million to an independent third party in connection with an intellectual property agreement. As part of the sale we received intellectual property and $47.5 million in cash. The intellectual property was valued at the difference between the fair market value of the stock being exchanged and the cash received, which was $786.9 million. This amount is classified within other intangible assets and was amortized over three years based on the terms of the related intellectual property purchase agreement. The balance of this intellectual property was fully amortized at March 31, 2003. Amortization expense related to this intellectual property agreement for the three and six months ended March 31, 2003 was $47.6 million and $113.2 million, respectively.

Amortization of other intangible assets was $76,000 in the quarter ended March 31, 2004, related to our acquisition of Alliente and $49.0 million for the quarter ended March 31, 2003, of which $1.2 million was classified as cost of revenues for the quarter ended March 31, 2003. Amortization of other intangible assets was $76,000 for the six months ended March 31, 2004 and $117.5 million for the six months ended March 31, 2003, of which $4.0 million was classified as cost of revenues for the six months ended March 31, 2003. As of March 31, 2004, we had approximately $188.6 million of unamortized goodwill and $1.0 million of unamortized other intangible assets.

Stock-based compensation

We recognized deferred stock-based compensation associated with stock options granted to employees at prices below market value on the date of grant, stock options issued to certain employees in conjunction with the consummation of the TradingDynamics and SupplierMarket acquisitions in fiscal year 2000 and the issuance of restricted shares of common stock to certain senior executives, officers and employees. These amounts are included as a component of stockholders’ equity and are charged to operations over the vesting period of the options or the lapse of restrictions for the restricted stock, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense is presented as a separate line item in our Condensed Consolidated Statements of Operations, net of the effects of reversals related to terminated employees for cancellation of unvested stock options previously amortized to expense under FIN 28. For the quarters and six month periods ended March 31, 2004 and 2003, stock-based compensation expense, net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Cost of revenues	$115	$35	$154	$(708)
Sales and marketing	619	706	599	1,206
Research and development	28	114	29	232
General and administrative	76	342	86	742

Total	$838	$1,197	$868	$1,472

During the quarter ended March 31, 2004, we granted 1.5 million shares of restricted common stock to executive officers resulting in additional deferred stock-based compensation of $5.1 million. This amount will be amortized in accordance with FIN 28 over the vesting periods of the individual restricted common stock grants, which are between three to five years.

During the quarters ended March 31, 2004 and 2003, we recorded $838,000 and $1.2 million of stock-based compensation, respectively. During the six months ended March 31, 2004 and 2003, we recorded $868,000 and $1.5 million of stock-based compensation expense, respectively. As of March 31, 2004, we had an aggregate of approximately $4.8 million of deferred stock-based compensation remaining to be amortized through fiscal year 2009. We may incur additional stock-based compensation expense, over the near term and perhaps for much longer, upon consummation of our pending merger with FreeMarkets.

Restructuring and lease abandonment costs

In fiscal year 2001, we initiated a restructuring program to align our expense and revenue levels. As part of the restructuring program, we restructured our worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities. The following table details accrued restructuring obligations and related restructuring activity for the six months ended March 31, 2004 (in thousands):

	Severance and benefits	Lease abandonment costs	Total
Accrued restructuring obligations as of September 30, 2003	$67	$47,809	$47,876
Cash paid	(2)	(3,882)	(3,884)

Accrued restructuring obligations as of December 31, 2003	$65	$43,927	$43,992
Cash paid	—	(2,748)	(2,748)
Adjustments	—	(2,397)	(2,397)

Accrued restructuring obligations as of March 31, 2004	$65	$38,782	$38,847

Less: current portion			10,423

Accrued restructuring obligations, less current portion			$28,424

Lease abandonment costs incurred to date relate to the abandonment of leased facilities in Mountain View and Sunnyvale, California, Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Burlington, Massachusetts, Florham Park, New Jersey, Dallas, Texas, Hong Kong and Singapore. Total lease abandonment costs include lease liabilities offset by estimated sublease income. The estimated net costs of abandoning these leased facilities, including remaining lease liabilities offset by estimated sublease income, were based on market information trend analyses provided by a commercial real estate brokerage firm.

As of March 31, 2004, $38.8 million of lease abandonment costs, net of anticipated sublease income of $197.1 million, remains accrued and is expected to be utilized by fiscal year 2013. During the quarter ended March 31, 2004, we recorded a benefit to operating expense totaling $2.4 million primarily as a result of entering into a sublease agreement which was not anticipated in previous estimates of the restructuring obligation. Actual sublease payments due to us under noncancelable subleases of excess facilities totaled $60.8 million as of March 31, 2004, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at March 31, 2004, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on our operating results and cash position. For example, as of March 31, 2004, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss of our Sunnyvale, California headquarters by approximately $7.8 million.

Severance and benefits primarily include involuntary termination and health benefits, outplacement costs and payroll taxes.

Interest income

Interest income for the quarter ended March 31, 2004 was $894,000, a 35% decrease from interest income of $1.4 million for the quarter ended March 31, 2003. Interest income for the six months ended March 31, 2004 was $1.8 million, a 38% decrease from interest income of $2.9 million for the six months ended March 31, 2003. These decreases are primarily attributable to lower invested cash, cash equivalents and investment balances and a decline in interest rates.

Other income (expense)

Other income (expense) consists of realized gains and losses on investments and foreign exchange currency fluctuations. Other income for the quarter ended March 31, 2004 was $62,000, compared to $202,000 of other income for the quarter ended March 31, 2003. The net change is primarily attributable to realized gains on investments and losses due to international currency fluctuations.

Other expense for the six months ended March 31, 2004 was $56,000, compared to $396,000 of other income for the six months ended March 31, 2003. The net change is primarily attributable to realized losses on investments and losses due to international currency fluctuations.

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

As of March 31, 2004, minority interest of approximately $18.3 million is recorded on the condensed consolidated balance sheets in order to reflect the share of the net assets of Nihon Ariba K.K. held by minority investors. We recognized $254,000 as the minority interest’s share of Nihon Ariba K.K.’s loss for the quarter ended March 31, 2004 and recognized $969,000 as the minority interest’s share of Nihon Ariba K.K.’s income for the quarter ended March 31, 2003, respectively. We recognized $173,000 and $1.5 million as the minority interest’s share of Nihon Ariba K.K.’s income for the six months ended March 31, 2004 and 2003, respectively.

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

As of March 31, 2004, minority interest of approximately $2.9 million is recorded on the condensed consolidated balance sheets in order to reflect the share of the net assets of Ariba Korea, Ltd. held by minority investors. we recognized $1,000 as the minority interest’s share of Ariba Korea, Ltd.’s income for the quarter ended March 31, 2004 and recognized $21,000 the minority interest’s share of Ariba Korea, Ltd.’s loss for the quarter ended March 31, 2003, respectively. We recognized $12,000 and $65,000 as the minority interest’s share of Ariba Korea, Ltd.’s loss for the six months ended March 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

As of March 31, 2004, we had $112.5 million in cash, cash equivalents and short-term investments, $69.7 million in long-term investments and $62.6 million in restricted cash, for total cash and investments of $244.8 million, and $442,000 in working capital. All significant cash and investments are held in accounts in the United States except for approximately $77.8 million and $6.9 million held by Nihon Ariba K.K. and Ariba Korea, Ltd, respectively, our majority-owned subsidiaries in Japan and Korea, respectively. Repatriation of cash held in these foreign accounts may be subject to foreign withholding taxes at rates ranging from 10% to 16.5%. With respect to the interim payments discussed below, of any amount ultimately retained by Nihon Ariba, 35% will be payable as royalty to us under our intercompany agreement and may be subject to a 10% Japanese withholding tax while the remainder will be locally taxable income to Nihon Ariba subject to an effective income tax rate of approximately 40%. As of September 30, 2003, we had $127.1 million in cash, cash equivalents and short-term investments, $78.3 million in long-term investments and $29.7 million in restricted cash, for total cash and investments of $235.1 million, and $3.5 million in working capital.

The increase in total cash, cash equivalents, investments and restricted cash of $9.6 million in the six months ended March 31, 2004 is primarily attributable to an interim payments totaling $33.7 million received in connection with the Softbank arbitration proceeding. Interim payments received from Softbank pursuant to the arbitration proceeding may only be used for the purpose of conducting Nihon Ariba’s business and will be subject to the final award of the arbitration panel, which may require repayment of the interim payments. As a result, we may not be able to retain the interim payments. Excluding the interim payments, we would have had $211.1 million in cash, cash equivalents, investments and remaining restricted cash as of March 31, 2004, a decrease of $24.0 million from the September 30, 2003.

The decrease in working capital of $3.1 million at March 31, 2004 compared to September 30, 2003 is primarily attributed to a decrease in our cash and cash equivalents and short term investments, offset by an increase in accounts receivable and prepaid expenses and other current assets and a reduction in accrued compensation, the current portion of deferred revenues and restructuring obligations offset by an increase in accounts payable and accrued liabilities.

Net cash provided by operating activities was approximately $12.3 million for the six months ended March 31, 2004, compared to $10.6 million of net cash used in operating activities for the six months ended March 31, 2003. Net cash provided by operating activities for the six months ended March 31, 2004 is primarily attributable to the following:

•	an increase in accrued liabilities of $39.8 million which principally relates to the interim payments totaling $33.7 million from Softbank and an increase of $5.4 million related to the settlement of a litigation matter involving a marketing alliance partner;

•	an increase in accounts receivable of $3.0 million due primarily to timing of collections;

•	an increase in prepaid expenses and other current assets of $2.0 million which principally relates to prepaid acquisition costs related to our pending merger with FreeMarkets and our recently completed acquisition of Softface;

•	a decrease in deferred revenue of $19.0 million principally due to recognition of more revenue from contracts entered into during prior periods than new deferrals originating in the current period quarter, lower than expected sales in our software business and a reduction of deferred revenues of approximately $2.4 million related to the settlement of a litigation matter;

•	a decrease of $6.6 million of restructuring obligations due to rent paid for abandoned properties; and

•	a decrease in accrued compensation and related liabilities of $5.4 million comprised of reduced accruals for commissions and bonuses totaling $4.8 million.

Excluding the $33.7 million interim payments from Softbank, our operating activities would have used $21.4 million in net cash rather than generating $12.3 million in cash. To the extent that deferred revenues continue to decline, operating cash flows will be reduced.

Net cash used in investing activities was approximately $25.1 million for the six months ended March 31, 2004, compared to $16.0 million of net cash provided by investing activities for the six months ended March 31, 2003. Net cash used in investing activities for the six months ended March 31, 2004 is primarily attributable to the allocation of the interim payments received in connection with the Softbank arbitration proceeding to restricted cash and our acquisition of Alliente which was partially offset by the net sale of our investments.

Net cash provided by financing activities was approximately $4.8 million for the six months ended March 31, 2004, compared to $2.0 million of net cash provided by financing activities for the six months ended March 31, 2003. Net cash provided by financing activities for the six months ended March 31, 2004 is primarily attributable to proceeds from the issuance of stock under the Employee Stock Purchase Plan and exercise of stock options.

Contractual obligations

Our primary contractual obligations are under our operating leases and a letter of credit which are discussed below.

In March 2000, we entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for our headquarters. The operating lease term commenced in phases from January through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are approximately $2.3 million and escalate annually with the total future minimum lease payments amounting to $300.6 million over the remaining lease term. As part of this lease agreement, we are required to hold certificates of deposit totaling $26.3 million as of March 31, 2004, as a form of security through fiscal year 2013, which is classified as restricted cash on our condensed consolidated balance sheets.

Future minimum lease payments and sublease income under noncancelable operating leases for the remainder of fiscal year 2004 are $19.2 million and $8.6 million, respectively. Future minimum lease payments and sublease income under noncancelable operating leases for the next five years and thereafter are as follows as of March 31, 2004 (in thousands):

Year Ending March 31,	Lease Payments	Sublease Income
2005	$38,235	$17,507
2006	37,065	18,041
2007	35,541	18,097
2008	33,669	6,764
2009	34,576	394
Thereafter	143,525	—

Total	$322,611	$60,803

Of the total operating lease commitments as of March 31, 2004 noted above, $114.2 million is for occupied properties and $208.4 million is for abandoned properties, which are a component of the restructuring obligation.

As of March 31, 2004, we had $28.0 million in standby letters of credit, which are cash collateralized. These instruments are issued by our banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The cash collateral is classified as restricted cash on our condensed consolidated balance sheets as of March 31, 2004.

Other arrangements

Other than the obligations identified above, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities. We do not have any material noncancelable purchase commitments as of March 31, 2004.

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

Anticipated cash flows

We expect to incur significant operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. We anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of Ariba’s cash resources. As a result, our net cash flows will depend heavily on the level of future sales, our ability to manage infrastructure costs, the outcome of our subleasing activities related to the costs of abandoning excess leased facilities and the level of expenditures relating to our recently completed accounting review and ongoing regulatory and legal proceedings.

Although our existing cash, cash equivalents and investment balances together with anticipated cash flow from operations should be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months, given the significant changes in our business and results of operations in the last twelve to eighteen months, the fluctuation in cash, cash equivalents and investments balances may be greater than presently anticipated. See “Risk Factors.” After the next twelve months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

Application of Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of condensed consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our condensed consolidated financial statements, areas that are particularly significant for us include revenue recognition policies, the assessment of recoverability of goodwill, restructuring obligations related to abandoned operating leases and contingencies related to the collectibility of accounts receivable, warranty costs and pending litigation. These critical accounting policies and estimates, their related disclosures and other accounting policies, methods and estimates have been reviewed by us and our audit committee.

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

We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Staff Accounting Bulletin (SAB) 104. We generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) services are not considered essential, (4) the fee is fixed or determinable and (5) collectibility is probable.

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

Another critical judgment involves when fees are “fixed or determinable”. We consider payment terms where 80% of arrangement fees are due within twelve months from delivery to be normal. Payment terms are considered extended when greater than 20% of an arrangement fee is due beyond twelve months from delivery. If fees are not “fixed or determinable,” revenue is recognized when due and payable. In arrangements where at least 80% of fees are due within one year or less from delivery, the entire arrangement fee is considered fixed or determinable and revenue is recognized when the remaining basic revenue recognition criteria are met.

We recognize revenue using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Under the residual method, revenue is recognized in a multiple element arrangement when Ariba specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement. We allocate revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately, or the price established by management, having the relevant authority to do so. We defer revenue for the fair value of its undelivered elements, such as maintenance and professional services, and recognize revenue for the remainder of the arrangement fee attributable to the delivered elements (i.e., software products) when the basic criteria in SOP 97-2 have been met. As such, discounts, if any, are allocated to the license element and no discount is applied to undelivered elements. Our determination of the fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

Accounting for multiple elements under SOP 97-2 may result in significant deferrals of license revenue from the date of license delivery, the precise timing of which may be uncertain. The classification of deferred revenues between current and non-current is based on the determination as to whether the recognition will occur within the next twelve months or thereafter. The actual timing of revenue recognition will depend on when the four basic revenue recognition criteria are met and can vary based on the timing of product acceptance, delivery of specified upgrades, completion of services, delivery of future products available under options and many other factors. While it may be difficult to predict the timing of revenue recognition, in most cases the determination of when revenue recognition is appropriate is not subject to significant judgment.

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

Recoverability of goodwill

We regularly review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below net book value. For example, if the market price of our stock had been below $0.82 per share as of March 31, 2004, we would have been required to complete an analysis of the recoverability of our goodwill. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we must determine if the carrying amount of our reporting unit level exceeds the “fair value” of the reporting unit level (we have only one reporting unit, specifically the license, implementation and support of our software applications), based on quoted market prices of our common stock, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any. We have recorded significant impairment charges for goodwill and other intangible assets in the past, and to the extent that events or circumstances cause our assumptions to change, additional charges may be required which could be material.

Lease abandonment costs

We initially recorded a significant restructuring charge in the third quarter of fiscal year 2001 upon abandoning certain operating leases as part of a program to restructure our operations and related facilities. In the quarters ended June 30, 2003 and 2002, we revised our estimates and expectations for our corporate headquarters and field offices disposition efforts as a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued declines in market conditions in the commercial real estate market in Northern California. During the quarter ended March 31, 2004, we recorded a benefit to operating expense totaling $2.4 million primarily as a result of entering into a sublease agreement which was not anticipated in previous estimates of the restructuring obligation. Lease abandonment costs for the abandoned facilities were estimated to include remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which were achieved using market trend information analyses provided by a commercial real estate brokerage firm retained by us. Each reporting period we review these estimates, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss of our Sunnyvale, California headquarters as of March 31, 2004 by approximately $7.8 million.

The following table details accrued lease abandonment costs and related activity from September 30, 2003 through March 31, 2004 (in thousands):

Lease abandonment costs
Accrued restructuring obligations as of September 30, 2003	$47,809
Cash paid	(3,882)

Accrued restructuring obligations as of December 31, 2003	43,927
Cash paid	(2,748)
Adjustments	(2,397)

Accrued restructuring obligations as of March 31, 2004	38,782
Less: current portion	10,358

Accrued restructuring obligations, less current portion	$28,424

As of March 31, 2004, we had contractual commitments of $208.4 million for abandoned properties.

Warranty costs

Warranty cost accruals are established for specific product performance issues that are determined to require engineering and consulting efforts outside the normal scope of maintenance support. Historically, our warranty expense has principally related to Ariba Buyer Version 7.0 that affected a number of new customers and existing customers upgrading in early fiscal year 2001. We estimate warranty costs based on an evaluation of affected customers and remediation efforts required. These estimates are reassessed on a quarterly basis and adjusted as warranty issues are resolved or estimates change. Actual costs may vary from estimates due to unique features of individual customer information technology environments or changes in customer deployment plans or integration requirements, and whether or not customers require individualized remediation solutions or adopt new version releases or interim upgrades that may address performance issues. For example, during fiscal years 2003 and 2002, license warranty accruals totaling approximately $1.6 million and approximately $600,000, respectively, were reversed as reductions to cost of license revenues as a result of actual costs being less than those originally estimated and accrued in fiscal year 2001 in connection with Ariba Buyer Version 7.0.

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

Risk Factors

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating us and our business because such factors may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, including in “Overview of Quarter Ended March 31, 2004 and Outlook for Fiscal Year 2004,” and the risks discussed in our other SEC filings, including our Registration Statement on Form S-4/A filed with the SEC on May 13, 2004, actual results could differ materially from those projected in any forward-looking statements.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We had an accumulated deficit of approximately $4.3 billion as of March 31, 2004, including cumulative charges for the amortization of goodwill and other intangible assets and the impairment of goodwill and other intangible assets totaling approximately $3.7 billion. We may incur significant losses in the future for a number of reasons, including the following:

•	adverse economic conditions, in particular declines in information technology spending;

•	the failure of our standalone spend management solution business to mature as a separate market category;

•	declines in average selling prices of our products and services resulting from competition, our introduction of newer products that generally have lower list prices than our more established products and other factors;

•	failure to achieve and implement growth initiatives designed in part to offset declines in revenue from our strategic relationship with Softbank and from prior year contracts;

•	failure to effectively redeploy internal resources to enhance our marketing, sales and service programs;

•	failure to successfully grow our sales channels in Europe and Japan;

•	increased reliance on hosted solutions that result in lower near-term revenues from customer deployments;

•	failure to maintain tight control over costs;

•	increased restructuring charges resulting from the failure to sublease excess facilities at anticipated levels and rates; and

•	the impact of our pending merger with FreeMarkets.

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

Risks Related to Revenues:

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

Our Business Could Be Seriously Harmed if We Fail to Retain Our Current Key Personnel and Attract Additional Key Personnel.

Our future performance depends on the continued service of our senior management, product development and sales personnel, in particular Robert M. Calderoni, who was elected President and Chief Executive Officer in October 2001 and Chairman of the Board of Directors in July 2003. We do not carry key person life insurance. The loss of the services of one or more of our key personnel could seriously harm our business. In addition, our success depends on our continuing ability to attract, hire, train and retain a selected number of highly skilled managerial, technical, sales, marketing and customer support personnel. Our ability to retain key employees may be harder, given adverse changes in our business in recent years. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain its key employees or to attract or retain other highly qualified personnel.

Our Revenues in Any Quarter Depend on a Relatively Small Number of Relatively Large Orders and Our Sales Cycles Are Long and Can Be Unpredictable. As a Result, Revenues in Any Quarter May Be Difficult to Predict and Unreliable as Indicators of Future Performance Trends.

Our quarterly revenues are especially subject to fluctuation because they depend on the sale of relatively large orders for our products and related services. For example, between four and eight individual customers represented at least 50% of our license revenues for each of the quarters ended March 31, 2004, December 31, 2003, September 30, 2003, June 30, 2003, March 31, 2003, and December 31, 2002. In addition, many of these relatively large orders are realized at the end of the quarter. As a result of this concentration and timing, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter.

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

We anticipate that revenues from Ariba Buyer and related products and services will continue to constitute a substantial portion of our revenues for the foreseeable future. For example, we recognized 52%, 58% and 59% of total revenues from Ariba Buyer licenses and related maintenance in the three and six months ended March 31, 2004, and the fiscal year ended September 30, 2003, respectively. If we experience price declines or fail to achieve broad market acceptance of Ariba Buyer, our business could be seriously harmed.

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

Although our existing cash, cash equivalents and investment balances together with our anticipated cash flow from operations should be sufficient to meet our anticipated working capital and operating resource expenditure requirements for at least the next 12 months, given the significant changes in our business and results of operations in the last 12 to 18 months, the fluctuation in cash, cash equivalents and investments balances may be greater than presently anticipated. After the next 12 months, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Our inability to raise funds on acceptable terms, if and when needed, could seriously harm our business. In addition, if we raise funds through the issuance of additional shares, our current stockholders’ percentage ownership of Ariba would be reduced.

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

Failure to Establish and Maintain Strategic Relationships with Third Parties Could Seriously Harm Our Business.

We have established strategic relationships with a number of other companies. These companies are entitled to resell our products, to host our products for their customers, and/or to implement our products within their customers’ organizations. We cannot be assured that any existing or future resellers or hosting or implementation partners will perform to our expectations. For example, in the past we have not realized the anticipated benefits from strategic relationships with a number of resellers. If our current or future strategic partners do not perform to expectations, or if they experience financial difficulties that impair their operating capabilities, our business, operating results and financial condition could be seriously harmed.

Our Business May Be Seriously Harmed if We Are Unable to Satisfactorily Resolve Our Dispute with Softbank.

We also have strategic relationships with Softbank and its affiliates, as a minority stockholder of our Japanese and Korean subsidiaries, Nihon Ariba K.K. (“Nihon Ariba”) and Ariba Korea, Ltd., respectively, from which they derived license and maintenance revenues of $408,000 and $5.9 million for the quarters ended March 31, 2004 and 2003, respectively, and $3.3 million, $12.0 million for the six months ended March 31, 2004 and 2003, respectively, including license and maintenance revenues recognized pursuant to a long-term revenue commitment. These amounts represent 1% and 9.9% of total revenues for the quarters ended March 31, 2004 and 2003, respectively, and 3% and 9.9% of total revenues for the six months ended March 31, 2004 and 2003, respectively.

Our strategic relationship with Softbank has not performed to our expectations. In June 2003, we commenced an arbitration proceeding in San Francisco, California against Softbank for failing to meet contractual revenue commitments. In response to our arbitration demand, Softbank filed a counter-demand alleging breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing and fraud related to both of our Japanese and Korean subsidiaries. In November 2003, the arbitration panel dismissed the Korea related claims on jurisdictional grounds and entered an interim award requiring Softbank to make a $26.6 million interim payment, which includes interest, and to make future payment commitments on an interim basis. In January 2004, Softbank re-filed its claims related to Korea in a separate arbitration proceeding in San Francisco, California, and we filed our defenses and counter-demand in that proceeding in March 2004.

Thus far, Softbank has made three interim payments under the interim award. The first interim payment for $26.6 million was made in November 2003, the second interim payment for $7.1 million was made in January 2004 and the third and final interim payment for $9.7 million was made in April 2004. These interim payments may only be used for the purpose of conducting Nihon Ariba’s business and will be subject to the final award of the arbitration panel, which may require repayment of the interim payments. There is no assurance we can achieve a mutually satisfactory resolution of our dispute with Softbank.

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

Many of our current and potential competitors, such as enterprise resource planning software vendors including Oracle, SAP and PeopleSoft, have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than us. These vendors could also introduce spend management solutions that are included as part of broader enterprise application solutions at little or no cost. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, have lost potential customers to competitors for various reasons, including lower prices and incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly increase their market share. We also expect that competition will increase as a result of industry consolidations. As a result, we may not be able to compete successfully against our current and future competitors.

Our Acquisitions Are, and Any Future Acquisitions Will Be, Subject to a Number of Risks.

On January 13, 2004, we acquired Alliente, Inc., a privately held company that provides procurement outsourcing services to companies based on Ariba technology. See Note 2 of Notes to Condensed Consolidated Financial Statements for the quarter ended March 31, 2004 for further discussion. Alliente derived, and the

Alliente business continues to derive, a substantial majority of its revenue from a single customer, and the loss of this customer could have a very significant negative effect on the Alliente business. Furthermore, the acquisition of Alliente could have the effect of straining or damaging our strategic relationships with certain consulting firms which also offer outsourcing services.

See Note 11 of Notes to Condensed Consolidated Financial Statements for the quarter ended March 31, 2004. On April 15, 2004, the Company completed the acquisition of Softface, Inc. (“Softface”), a privately held company headquartered in Walnut Creek, California. Softface is a spending performance management company.

In addition, our acquisitions of Alliente and Softface are, and any future acquisitions (including our pending acquisition of FreeMarkets) will be, subject to a number of additional risks, including:

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

See “Risk Factors—Risks Related to the Merger” in our Registration Statement on Form S-4/A filed with the SEC on May 13, 2004 for additional information about risks relating to our proposed merger with FreeMarkets.

If We Fail to Develop Products and Services on a Timely and Cost-Effective Basis, or If Our Products Contain Defects, Our Business Could Be Seriously Harmed.

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

On June 24, 2003, a special litigation committee of our Board of Directors approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against us with prejudice in return for the assignment by us of claims that we might have against our underwriters. No payment to the plaintiffs by us is required under the MOU. There can be no assurance that the MOU will result in a formal settlement or that the Court will approve the settlement that the MOU sets forth. In the event that the MOU does not result in a formal settlement approved by the Court, we intend to defend against these claims vigorously.

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

In a series of orders issued by the Court in February and March, 2003, these cases were deemed related to each other and assigned to a single judge sitting in San Jose. On July 11, 2003, following briefing and a hearing on related motions, the Court entered two orders that together (1) consolidated the related cases for all purposes into a single action captioned In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, (2) appointed a lead plaintiff, and (3) approved the lead plaintiff’s selection of counsel. On September 15, 2003, the lead plaintiff filed a Consolidated Amended Complaint, which restated the allegations and claims described above and added a claim pursuant to Section 14(a) of the Exchange Act, based on the allegation that we failed to disclose certain payments and executive compensation items in our January 24, 2002 Proxy Statement. On November 17, 2003, defendants filed a motion to dismiss the action for failure to state a claim, which was fully briefed and set for hearing on March 29, 2004. Prior to the hearing, the parties stipulated that, in lieu of proceeding to a hearing on defendants’ motion, plaintiff would withdraw its complaint and file a further amended complaint by April 16, 2004 and plaintiff did so on that date. Defendants’ motion to dismiss plaintiff’s further amended complaint is due to be filed on June 18, 2004. This case is still in its early stages. We intend to defend against these claims vigorously.

Beginning January 27, 2003, several shareholder derivative actions were filed in the Superior Court of California for the County of Santa Clara against certain of our current and former officers and directors and against us as nominal defendant. The actions were filed by stockholders purporting to assert, on our behalf, claims for breach of fiduciary duties, aiding and abetting, violations of the California insider trading law, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and contribution and indemnification. Specifically, the claims were based on our acquisition activity and related accounting implemented by the defendants, the alleged understatement of compensation expenses as reflected in our then proposed restatement, the alleged insider trading by certain defendants, the existence of the restatement class action litigation, in which we are alleged to be liable to defrauded investors, and the allegedly excessive compensation paid by us to one of our officers, as reflected in our then proposed restatement. The complaints sought the payment by the defendants to Ariba of damages allegedly suffered by it, as well as other relief.

These actions were assigned to a single judge sitting in San Jose. On May 7, 2003 following briefing and hearing on related motions, the court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead plaintiffs’ counsel. Pursuant to that order, plaintiffs filed an amended consolidated derivative complaint on May 28, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints, and adds allegations relating to our April 10, 2003 announcement of the restatement of certain financial statements and also adds a cause of action for breach of contract. On October 28, 2003, we filed a demurrer, joined by the individual defendants, seeking dismissal of the action for failure to comply with applicable pre-litigation demand requirements. Following a hearing on our demurrer, the court issued a ruling on January 6, 2004 granting our demurrer and giving the plaintiffs 60 days to file an amended complaint. The parties have since stipulated to extend this date to May 14, 2004. This case is still in its early stages. We intend to vigorously defend against the claim that plaintiffs should be excused from pre-litigation demand requirements based on allegations that our Board of Directors could not have fairly evaluated any pre-litigation demand and thus that such demand would have been futile.

On March 7 and March 21, 2003, respectively, two shareholder derivative actions were filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors and against us as nominal defendant. These actions were filed by shareholders purporting to assert, on our behalf, claims for violations of the Sarbanes-Oxley Act, violations of the California insider trading law, breach of fiduciary duties, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Specifically, the claims were based on our announcements that we intended to and/or had restated certain financial statements and on alleged insider trading by certain defendants. The complaints sought the payment by the defendants to Ariba of damages allegedly suffered by Ariba, as well as other relief.

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

We May Incur Additional Restructuring Charges that Adversely Affect Our Operating Results.

We have recorded significant restructuring charges in the past relating to the abandonment of numerous leased facilities, including our Sunnyvale, California headquarters. Moreover, we have from time to time revised our assumptions and expectations regarding lease abandonment costs, resulting in additional charges. For example, in the quarter ended June 30, 2003, we revised our estimates and expectations for our corporate headquarters and field offices disposition efforts, resulting in a significant additional lease abandonment costs in that quarter. Additionally, in the quarter ended March 31, 2004, we recorded a benefit to operating expense totaling $2.4 million primarily as a result of entering into an unanticipated sublease agreement which was not estimated into the restructuring obligation. Each reporting period we review these estimates, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, as of March 31, 2004, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss of our Sunnyvale, California headquarters by approximately $7.8 million. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results.

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

We must now, and may in the future have to, license or otherwise obtain access to intellectual property of third parties. For example, we are currently dependent on developers’ licenses from enterprise resource planning, database, human resource and other system software vendors in order to ensure compliance of our products with their management systems. In addition, we rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our software products to perform key functions. For example, we license integration software from TIBCO for Ariba Buyer. If we are unable to continue to license any of this software on commercially reasonable terms, or at all, we will face delays in releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business.

Our Business Is Susceptible to Numerous Risks Associated with International Operations.

International operations have represented a significant portion of our revenues over the past three years, in significant part because of our strategic relationship with Softbank which is now the subject of a significant dispute discussed in “Risk Factors—Our Business May Be Seriously Harmed if We Are Unable to Satisfactorily Resolve Our Dispute with Softbank.” We have committed and expect to continue to commit significant resources to our international sales and marketing activities. We are subject to a number of risks associated with these activities. These risks generally include:

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products in the United States and market our products in the United States, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. For the quarters ended March 31, 2004 and 2003, approximately 27% and 30%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of March 31, 2004 (in thousands):

		Contract Value		Unrealized Gain (Loss) in USD
	Buy/Sell	Foreign Currency	USD
Foreign Currency
British Pounds	Sell	950	$1,707	$(15)
Canadian Dollars	Sell	1,000	755	(10)
European Currency Units	Sell	5,300	$6,508	$73

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of March 31, 2004.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains or losses of approximately $700,000. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures for which the contract is designated as a hedge. We do not expect material exchange rate gains and losses from other foreign currency exposures.

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

	Year Ending March 31, 2005	Year Ending March 31, 2006	Year Ending March 31, 2007	Year Ending March 31, 2008	Year Ending March 31, 2009	Thereafter	Total
Cash equivalents	$17,106	$—	$—	$—	$—	$—	$17,106
Average interest rate	1.08%	—	—	—	—	—	1.05%
Investments	$48,943	$45,368	$51,604	—	—	—	$145,915
Average interest rate	4.13%	3.95%	2.18%	—	—	—	3.48%

Total investment securities	$66,049	$45,368	$51,604	$—	$—	$—	$163,021

As of March 31, 2004, these amounts exclude equity investments totaling $800,000 and uninvested cash of $81.7 million, of which $33.7 million is attributed to funds received from Softbank and $28.9 million is attributed to letters of credit for our real estate obligations, which are both classified as restricted cash on our condensed consolidated balance sheets.

Item 4.    Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

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

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of March 31, 2004 our disclosure controls and procedures are effective to ensure that material information relating to the company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II:    OTHER INFORMATION

Item 1.    Legal Proceedings

IPO Class Action Litigation

Between March 20, 2001 and June 5, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against Ariba, certain of its former officers and directors and three of the underwriters of its initial public offering. These actions purport to be brought on behalf of purchasers of Ariba’s common stock in the period from June 23, 1999, the date of its initial public offering, to December 23, 1999 (or in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, relating to its initial public offering.

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

The amended complaint alleges that the prospectus pursuant to which shares of common stock were sold in Ariba’s initial public offering, which was incorporated in a registration statement filed with the SEC, contained certain false and misleading statements or omissions regarding the practices of Ariba’s underwriters with respect to their allocation to their customers of shares of common stock in its initial public offering and their receipt of commissions from those customers related to such allocations. The complaint further alleges that the underwriters provided positive analyst coverage of Ariba after the initial public offering, which had the effect of manipulating the market for its stock. Plaintiffs contend that such statements and omissions from the prospectus and the alleged market manipulation by the underwriters through the use of analysts caused Ariba’s post-initial public offering stock price to be artificially inflated. The actions seek compensatory damages in unspecified amounts as well as other relief.

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

On June 24, 2003, a special litigation committee of our Board of Directors approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against us with prejudice in return for the assignment by us of claims that we might have against our underwriters. No payment to the plaintiffs by us is required under the MOU. There can be no assurance that the MOU will result in a formal settlement or that the Court will approve the settlement that the MOU sets forth. In the event that the MOU does not result in a formal settlement approved by the Court, we intend to defend against these claims vigorously.

Restatement Class Action Litigation

Beginning January 21, 2003, a number of purported shareholder class action complaints were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors, all purporting to be brought on behalf of a class of purchasers of our common stock in the period from January 11, 2000 to January 15, 2003. The complaints bring claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act, relating to our announcement that we would restate certain of its consolidated financial statements, and, in the case of two complaints, relating to our acquisition activity and related accounting. Specifically, these actions allege that certain of our prior consolidated financial statements contained false and misleading statements or omissions relating to its failure to properly recognize expenses and other financial items, as reflected in the then proposed restatement. Plaintiffs contend that such statements or omissions caused the stock price to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

In a series of orders issued by the Court in February and March, 2003, these cases were deemed related to each other and assigned to a single judge sitting in San Jose. On July 11, 2003, following briefing and a hearing on related motions, the Court entered two orders that together (1) consolidated the related cases for all purposes into a single action captioned In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, (2) appointed a lead plaintiff, and (3) approved the lead plaintiff’s selection of counsel. On September 15, 2003, the lead plaintiff filed a Consolidated Amended Complaint, which restated the allegations and claims described above and added a claim pursuant to Section 14(a) of the Exchange Act, based on the allegation that Ariba failed to disclose certain payments and executive compensation items in its January 24, 2002 Proxy Statement. On November 17, 2003, defendants filed a motion to dismiss the action for failure to state a claim, which was fully briefed and set for hearing on March 29, 2004. Prior to the hearing, the parties stipulated that, in lieu of proceeding to a hearing on defendants’ motion, plaintiff would withdraw its complaint and file a further amended complaint by April 16, 2004 and plaintiff did so on that date. Defendants’ motion to dismiss plaintiff’s further amended complaint is due to be filed on June 18, 2004. This case is still in its early stages. We intend to defend against these claims vigorously.

Restatement Shareholder Derivative Litigation

Beginning January 27, 2003, several shareholder derivative actions were filed in the Superior Court of California for the County of Santa Clara against certain of our current and former officers and directors and against us as nominal defendant. These actions were filed by stockholders purporting to assert, on our behalf, claims for breach of fiduciary duties, aiding and abetting, violations of the California insider trading law, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and contribution and indemnification. Specifically, the claims were based on our acquisition activity and related accounting implemented by the defendants, the alleged understatement of compensation expenses as reflected in our then proposed restatement, the alleged insider trading by certain defendants, the existence of the restatement class action litigation, in which we are alleged to be liable to defrauded investors, and the allegedly excessive compensation paid by us to one of our officers, as reflected in its then proposed restatement. The complaints sought the payment by the defendants to us of damages allegedly suffered by us, as well as other relief.

These actions were assigned to a single judge sitting in San Jose. On May 7, 2003 following briefing and hearing on related motions, the court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead plaintiffs’ counsel. Pursuant to that order, plaintiffs filed an amended consolidated derivative complaint on May 28, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints, and adds allegations relating to our April 10, 2003 announcement of the restatement of certain financial statements and also adds a cause of action for breach of contract. On October 28, 2003, we filed a demurrer, joined by the individual defendants, seeking dismissal of the action for failure to comply with applicable pre-litigation demand requirements. Following a hearing on our demurrer, the court issued a ruling on January 6, 2004 granting our demurrer and giving plaintiffs 60 days to file an amended complaint. The parties have since stipulated to extend this date to May 14, 2004. This case is still in its early stages. We intend to vigorously defend against the claim that plaintiffs should be excused from pre-litigation demand requirements based on allegations that our Board of Directors could not have fairly evaluated any pre-litigation demand and thus that such demand would have been futile.

On March 7 and March 21, 2003, respectively, two shareholder derivative actions were filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors and against us as nominal defendant. These actions were filed by shareholders purporting to assert, on our behalf, claims for violations of the Sarbanes-Oxley Act, violations of the California insider trading law, breach of fiduciary duties, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Specifically, the claims were based on our announcements that we intended to and/or had restated certain financial statements and on alleged insider trading by certain defendants. The complaints sought the payment by the defendants to Ariba of damages allegedly suffered by us, as well as other relief.

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

Ariba has accrued for estimable and probable losses in its consolidated financial statements for those matters where it believes that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. There can be no assurance that existing or future litigation arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows or that the amount of accrued losses is sufficient for any actual losses that may be incurred.

Item 2.    Changes in Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

2.1

Agreement and Plan of Merger and Reorganization among Ariba, Inc., Fleet Merger Corporation and FreeMarkets, Inc. dated as of January 23, 2004 (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K dated February 2, 2004).

10.41

Employment Agreement, dated January 23, 2004, by and between Ariba, Inc. and David H. McCormick (which is incorporated by reference to Exhibit 10.37 of Ariba, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 dated May 13, 2004).

10.42

Transition Agreement, dated January 23, 2004, by and between Ariba, Inc. and Glen T. Meakem (which is incorporated by reference to Exhibit 10.38 of Ariba, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 dated May 13, 2004).

10.43	Sub-sublease Agreement, dated March 3, 2004, by and between Ariba, Inc. and Google, Inc.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

(b)    Reports on Form 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission on January 23, 2004 containing the press release announcing a definitive agreement to acquire FreeMarkets, Inc. and providing our preliminary financial results for the first quarter of fiscal year 2004.

A current report on Form 8-K was filed with the Securities and Exchange Commission on January 28, 2004 to announce our earnings for the first quarter of fiscal year 2004.

A current report on Form 8-K was filed with the Securities and Exchange Commission on February 2, 2004 containing the Agreement and Plan of Reorganization among Ariba, Inc., Fleet Merger Corporation and FreeMarkets, Inc., dated January 23, 2004, and related forms of Voting Agreements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ JAMES W. FRANKOLA
James W. Frankola Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 17, 2004

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1

Agreement and Plan of Merger and Reorganization among Ariba, Inc., Fleet Merger Corporation and FreeMarkets, Inc. dated as of January 23, 2004 (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K dated February 2, 2004).

10.41

Employment Agreement, dated January 23, 2004, by and between Ariba, Inc. and David H. McCormick (which is incorporated by reference to Exhibit 10.37 of Ariba, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 dated May 13, 2004).

10.42

Transition Agreement, dated January 23, 2004, by and between Ariba, Inc. and Glen T. Meakem (which is incorporated by reference to Exhibit 10.38 of Ariba, Inc.’s Amendment No. 3 to Registration Statement on Form S-4 dated May 13, 2004).

10.43	Sub-sublease Agreement, dated March 3, 2004, by and between Ariba, Inc. and Google, Inc.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.