Form 10-Q
period 2004-06-30
ARIBA INC
filed 2004-08-13
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the Quarter Ended June 30, 2004

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

Yes ☒    No ☐

On July 31, 2004, approximately 63,088,636 shares of the registrant’s common stock were issued and outstanding.

ARIBA, INC.

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$110,193	$70,819
Short-term investments	13,659	56,323
Restricted cash	45,190	1,123
Accounts receivable, net of allowance for doubtful accounts of $1,364 and $1,356 as of June 30, 2004 and September 30, 2003, respectively	17,125	8,669
Prepaid expenses and other current assets	14,440	10,747

Total current assets	200,607	147,681
Property and equipment, net	19,052	21,767
Long-term investments	26,029	78,329
Restricted cash, net of current portion	27,312	28,579
Goodwill, net	190,710	181,033
Other intangible assets, net	5,635	—
Other assets	2,202	1,741

Total assets	$471,547	$459,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,464	$10,767
Accrued compensation and related liabilities	25,093	26,674
Accrued liabilities	80,950	35,513
Restructuring obligations	10,533	13,764
Deferred revenue	49,595	57,470

Total current liabilities	176,635	144,188
Restructuring obligations, less current portion	27,181	34,112
Deferred revenue, less current portion	27,247	43,954

Total liabilities	231,063	222,254

Minority interests	20,500	20,019

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock (1)	92	90
Additional paid-in capital (1)	4,511,696	4,501,424
Deferred stock-based compensation	(4,421)	(314)
Accumulated other comprehensive income	2,187	2,856
Accumulated deficit	(4,289,570)	(4,287,199)

Total stockholders’ equity	219,984	216,857

Total liabilities and stockholders’ equity	$471,547	$459,130

(1)	Reflects the Company’s one-for-six reverse stock split effected July 1, 2004.

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenues:
License	$15,148	$16,597	$47,890	$64,963
License—related party	327	4,691	2,201	14,523
Maintenance and service	36,870	34,146	109,562	94,805
Maintenance and service—related party	638	1,129	2,069	3,275

Total revenues	52,983	56,563	161,722	177,566

Cost of revenues:
License	744	1,784	2,421	3,663
Maintenance and service	14,553	11,889	42,053	33,942
Amortization of acquired technology	340	—	340	4,000

Total cost of revenues	15,637	13,673	44,814	41,605

Gross profit	37,346	42,890	116,908	135,961

Operating expenses:
Sales and marketing	22,621	19,199	65,449	60,320
Research and development	13,811	13,123	38,932	40,955
General and administrative	6,650	8,745	16,114	29,578
Amortization of other intangible assets	149	—	225	113,464
Stock-based compensation (1)	771	364	1,639	1,836
Restructuring and integration costs	1,820	5,350	(97)	5,350

Total operating expenses	45,822	46,781	122,262	251,503

Loss from operations	(8,476)	(3,891)	(5,354)	(115,542)
Interest income	695	1,163	2,527	4,105
Interest expense	(2)	(74)	(7)	(87)
Other income (loss)	30	97	(26)	494

Net loss before income taxes and minority interests	(7,753)	(2,705)	(2,860)	(111,030)
Provision (benefit) for income taxes	174	(116)	(353)	327
Minority interests in net income (loss) of consolidated subsidiaries	(296)	858	(136)	2,335

Net loss	$(7,631)	$(3,447)	$(2,371)	$(113,692)

Net loss per share—basic and diluted (2)	$(0.17)	$(0.08)	$(0.05)	$(2.57)

Weighted average shares used in computing net loss per share—basic and diluted (2)	45,454	44,500	45,256	44,239

(1)	For the three and nine month periods ended June 30, 2004 and 2003, stock-based compensation expense (benefit), net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Cost of revenues	$71	$(42)	$225	$(751)
Sales and marketing	478	239	1,078	1,446
Research and development	98	26	126	258
General and administrative	124	141	210	883

Total	$771	$364	$1,639	$1,836

(2)	Reflects the Company’s one-for-six reverse stock split effected July 1, 2004.

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2004	2003
Operating activities:
Net loss	$(2,371)	$(113,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision (recovery) of doubtful accounts	18	(1,317)
Depreciation and amortization	5,699	126,350
Stock-based compensation	1,639	1,836
Minority interests in net loss (income) of consolidated subsidiaries	(136)	2,335
Changes in operating assets and liabilities:
Accounts receivable	(6,624)	(2,294)
Prepaid expenses and other assets	(3,708)	6,190
Accounts payable	(648)	1,653
Accrued compensation and related liabilities	(2,608)	(5,415)
Accrued liabilities	39,062	(3,610)
Restructuring obligations	(10,162)	(10,595)
Deferred revenue	(24,887)	(33,945)

Net cash used in operating activities	(4,726)	(32,504)

Investing activities:
Purchases of property and equipment, net	(2,056)	(2,218)
Sales/purchases of investments, net	93,620	16,023
Business combinations, net of cash acquired	(10,864)	(3,272)
Allocations from (to) restricted cash, net	(42,800)	1,498

Net cash provided by investing activities	37,900	12,031

Financing activities:
Repayments of lease obligations	—	(1,376)
Proceeds from issuance of common stock	4,908	6,163

Net cash provided by financing activities	4,908	4,787

Net increase (decrease) in cash and cash equivalents	38,082	(15,686)
Effect of foreign exchange rate changes on cash and cash equivalents	1,292	718
Cash and cash equivalents at beginning of period	70,819	86,935

Cash and cash equivalents at end of period	$110,193	$71,967

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company”), provides Spend Management solutions that allow enterprises to efficiently manage the purchasing of all non-payroll goods and services required to run their business. The Company refers to these non-payroll expenses as “spend.” The Company’s solutions, which include software applications, services and network access, are designed to provide enterprises with technology and business process improvements to better manage their spending and, in turn, save money. The Company’s software applications and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and settlement activities. These goods and services include commodities, raw materials, operating resources, services, temporary labor, travel, maintenance, repair and operations equipment.

The Company was incorporated in Delaware in September 1996 and currently markets its products and related services in North America, Europe, Latin America, the Middle East, Asia and Australia primarily through its direct sales force and indirectly through resellers.

Basis of presentation

The unaudited condensed consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2004. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2003 filed on May 14, 2004 with the Securities and Exchange Commission (“SEC”).

Reclassifications

Certain reclassifications, none of which affected net loss or net loss per share, have been made to prior period amounts to conform to the current period presentation. Specifically, the Company reclassified amortization of acquired technology of zero and $4.0 million for the three and nine month periods ended June 30, 2003, respectively, from amortization of other intangible assets in operating expenses to cost of revenues. In addition, the Company began separately disclosing minority interests in net income (loss) of consolidated subsidiaries which had been included as other income, net in prior years.

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

Adoption of accounting standards

In December 2003, the Company adopted Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition in Financial Statements, which revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins. The principal revisions related to the rescission of material no longer necessary because of the private sector developments in U.S. generally accepted accounting principles. The adoption of SAB 104 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2004, the EITF reached consensus on Issue 03-01 (EITF 03-01), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance provided in EITF 03-01 is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, are effective for annual periods ending after December 15, 2003. The Company does not expect that the adoption of EITF 03-01 will have a material impact on its financial position, results of operations or cash flows.

Revenue recognition

As of June 30, 2004, the Company’s spend management applications fell into three solution sets: the Ariba Analysis Solution, the Ariba Sourcing Solution, and the Ariba Procurement Solution. Ariba Enterprise Sourcing, which was introduced in late fiscal year 2001, is derived from the Company’s Dynamic Trade and Sourcing applications, which are still available as separate products. The modules that make up the Ariba Analysis Solution and the Ariba Sourcing Solution can be deployed as hosted or installed applications. In addition, the Ariba Workforce and Ariba Marketplace products are also available as hosted applications. The Company’s spend management applications will be expanded in July 2004 as a result of the Company’s merger with FreeMarkets, Inc. (“FreeMarkets”).

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

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and SEC SAB 104. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; services are not considered essential; the fee is fixed or determinable; and collectibility is probable. Payment terms are considered extended when greater than 20% of an arrangement fee is due beyond twelve months from delivery. If fees are not “fixed or determinable”, revenue is recognized when due and payable. In arrangements where at least 80% of fees are due within one year or less from delivery, the entire arrangement fee is considered fixed or determinable and revenue is recognized when the remaining basic revenue recognition criteria are met. If collectibility is not considered probable at the inception of the arrangement, the Company does not recognize revenue until the fee is collected.

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

Under the terms of the Company’s agreements with Softbank, Softbank was required to make scheduled quarterly cash payments through June 30, 2004 for the purchase of licenses and maintenance services at agreed prices for resale through September 30, 2004. Softbank’s minimum payment obligations were non-cancelable and non-refundable, and Softbank would have been obligated to make additional payments to the extent that sublicense sales exceed scheduled payment amounts. Revenues under the Company’s agreements with Softbank were recognized based on the lesser of cumulative ratable revenue on a subscription basis or cumulative cash received. The term of the subscription period used was based on the resale period plus twelve months to cover the maximum term of maintenance commitments thereafter. However, in June 2003 we commenced an arbitration proceeding against Softbank for their failure to meet contracted revenue commitments. In June 2004, the Company entered into a binding agreement with Softbank setting forth the material terms under which the Company and Softbank will settle their dispute. The terms of the settlement agreement will be effected by definitive agreements to be negotiated and entered into by Ariba and Softbank. See Note 8 for further discussion.

Arrangements that include consulting services are evaluated to determine whether the services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the services is recognized separately from the software, provided VSOE of fair value exists. If the Company provides consulting services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized under contract accounting in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues from these arrangements are recognized under the percentage of completion method based on the ratio of direct labor hours incurred to date to total projected labor hours except in limited circumstances where completion status cannot be reasonably estimated, in which case the completed contract method is used.

The Company’s customers include certain suppliers from whom, on occasion, the Company has purchased goods or services for the Company’s operations at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated at terms the Company considers to be arm’s-length. To the extent that the fair value of either the software sold or the goods or services purchased in concurrent transactions cannot be reliably determined, revenues and cost of the goods or services acquired are recorded at the net cash received or paid. Revenues for the three and nine month periods ended June 30, 2004 and 2003 were not affected by such transactions.

Equity instruments received in conjunction with licensing transactions are recorded at their estimated fair market value and included in the measurement of the related license revenue in accordance with EITF No. 00-8, Accounting by a Grantee for an Equity Investment to Be Received in Conjunction with Providing Goods and Services. For the quarters ended June 30, 2004 and 2003, the Company recorded revenue of $399,000 and $428,000, respectively, based on equity instruments received in such transactions, and for the nine month periods ended June 30, 2004 and 2003, the Company recorded revenue of $1.2 million and $1.3 million, respectively, based on equity instruments received in such transactions. These transactions were originated in fiscal year 2000.

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

Stock-based compensation

The Company accounts for its employee stock-based compensation plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. Accordingly, no compensation cost is recognized for any of the Company’s fixed stock options granted to employees when the exercise price of the option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Deferred employee stock-based compensation is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the options and restricted stock consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Had compensation cost been recognized based on the fair value at the date of grant for options granted and Employee Stock Purchase Plan issuances, the Company’s pro forma net loss and net loss per share for the three and nine month periods ended June 30, 2004 and 2003 would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Reported net loss	$(7,631)	$(3,447)	$(2,371)	$(113,692)
Add back employee stock-based compensation expense included in reported net loss	771	364	1,639	1,836
Less employee stock-based compensation expense determined under fair value based method	(6,968)	(9,144)	(23,941)	(26,568)

Pro forma net loss	$(13,828)	$(12,227)	$(24,673)	$(138,424)

Reported basic and diluted net loss per share	$(0.17)	$(0.08)	$(0.05)	$(2.57)

Pro forma basic and diluted net loss per share	$(0.30)	$(0.27)	$(0.55)	$(3.13)

Note 2—Goodwill and Other Intangible Assets

Business Combinations

Softface, Inc.

On April 15, 2004, the Company completed the acquisition of Softface, Inc. (“Softface”), a privately held company headquartered in Walnut Creek, California. Softface is a spending performance management company offering data enrichment solutions complementary to Ariba’s products. The total purchase price was $8.1 million, consisting of upfront cash payments of $3.3 million, payments of $3.4 million deferred for up to twelve months due to delayed payment terms or general representations and warranties, $169,000 of acquisition costs and $1.2 million of assumed liabilities. Of the total purchase price, $722,000 was allocated to net tangible assets acquired, and the remainder was allocated to other intangible assets, including existing software technology ($4.9 million), customer relationships ($100,000), order backlog ($100,000), and goodwill ($2.3 million). Other intangible assets are being amortized over their estimated useful lives of six months to three years. Pro forma financial information has been excluded as the information is considered immaterial.

Alliente, Inc.

On January 13, 2004, the Company completed the acquisition of Alliente, Inc. (“Alliente”), a privately held company headquartered in Colorado Springs, Colorado. Alliente provides procurement outsourcing services to companies based on Ariba technology. The total purchase price was approximately $10.0 million, consisting of cash payments of $9.0 million, $183,000 of acquisition costs and $790,000 of assumed liabilities. Of the total purchase price, $1.5 million was allocated to net tangible assets acquired, and the remainder was allocated to other intangible assets, including customer relationships ($1.0 million), trade name/trademark ($100,000), and goodwill ($7.4 million). Other intangible assets are being amortized over their estimated useful lives of three years. Pro forma financial information has been excluded as the information is considered immaterial.

Amortization of other intangible assets was $489,000 and $565,000 for the three and nine month periods ended June 30, 2004, respectively, related to the Company’s acquisitions of Alliente and Softface, of which $340,000 was classified as cost of revenues for each of the three and nine month periods ended June 30, 2004. Amortization of other intangible assets was zero and $117.5 million for the three and nine month periods ended June 30, 2003, respectively, of which $4.0 million was classified as cost of revenue for the nine months ended June 30, 2003.

The table below reflects changes or activity in the balances related to goodwill from September 30, 2003 through June 30, 2004 (in thousands):

Net carrying amount
Goodwill balance as of September 30, 2003	$181,033
Add: goodwill related to Alliente	7,565

Goodwill balance as of March 31, 2004	188,598
Add: goodwill related to Softface	2,321
Less: goodwill adjustment for Alliente	(209)

Goodwill balance as of June 30, 2004	$190,710

The table below reflects changes or activity in the balances related to other intangible assets from September 30, 2003 through June 30, 2004 (in thousands):

	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets balance as of September 30, 2003	$—	$—	$—
Additions:
Customer relationships	1,100	(160)	940
Trade name/trademark	100	(15)	85
Existing software technology	4,900	(340)	4,560
Order backlog	100	(50)	50

Other Intangible Assets balance as of June 30, 2004	$6,200	$(565)	$5,635

Amortization of other intangible assets balance as of June 30, 2004 for the remainder of fiscal year 2004 and for fiscal years 2005, 2006 and 2007 is anticipated to total $558,000, $2.0 million, $2.0 million and $1.0 million, respectively.

Note 3—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for the Company’s headquarters. The operating lease term commenced on January 2001 through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are approximately $2.4 million and escalate annually, with the total future minimum lease payments amounting to $293.4 million over the remaining lease term. As part of this lease agreement, the Company is required to hold certificates of deposit, totaling $26.3 million as of June 30, 2004, as a form of security through fiscal year 2013. Also, the Company is required by other lease agreements to hold an additional $1.6 million of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $27.9 million is classified as restricted cash on the Company’s condensed consolidated balance sheet as of June 30, 2004.

Future minimum lease payments and sublease income under noncancelable operating leases for the next five years and thereafter are as follows as of June 30, 2004 (in thousands):

Year Ending June 30,	Lease Payments	Sublease Income
2005	$38,168	$17,895
2006	37,035	18,245
2007	34,620	17,941
2008	33,897	2,760
2009	34,835	—
Thereafter	134,618	—

Total	$313,173	$56,841

Of the total operating lease commitments as of June 30, 2004 noted above, $111.7 million is for occupied properties and $201.5 million is for abandoned properties, which are a component of the restructuring obligation. Future minimum lease payments and sublease income under noncancelable operating leases for the remainder of fiscal year 2004 are $9.7 million and $4.4 million, respectively.

Restructuring and integration costs

In connection with its merger with FreeMarkets (see Note 9), the Company recorded a charge to operations of $480,000 and $807,000 in the quarters ended March 31, 2004 and June 30, 2004, respectively, for acquisition-related integration costs. These charges include the cost of actions designed to improve the Company’s post-merger competitiveness, productivity and future operating results and primarily relate to workforce severance and related benefits and to professional fees.

In fiscal year 2001, the Company initiated a restructuring program to align its expense and revenue levels. As part of this program, the Company restructured its worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities.

The following table details accrued restructuring and integration obligations and related activity for the nine months ended June 30, 2004 (in thousands):

	Severance and benefits	Lease abandonment costs	Other integration costs	Total restructuring and integration costs
Accrued restructuring obligations as of September 30, 2003	$67	$47,809	—	$47,876
Cash paid	(2)	(3,882)	—	(3,884)

Accrued restructuring obligations as of December 31, 2003	$65	$43,927	$—	$43,992
Cash paid	—	(2,748)	—	(2,748)
Total charge (benefit) to operating expense	—	(2,397)	480	(1,917)

Accrued restructuring obligations as of March 31, 2004	$65	$38,782	$480	$39,327
Cash paid		(2,742)	(691)	(3,433)
Total charge to operating expense	473	1,013	334	1,820

Accrued restructuring obligations as of June 30, 2004	$538	$37,053	$123	$37,714

Less: current portion				10,533

Accrued restructuring obligations, less current portion				$27,181

Severance and benefits costs

Severance and benefits primarily include involuntary termination and health benefits, outplacement costs and payroll taxes.

Lease abandonment costs

Lease abandonment costs incurred to date relate to the abandonment of leased facilities in Mountain View and Sunnyvale, California, Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Chicago, Illinois, Burlington, Massachusetts, Florham Park, New Jersey, Dallas, Texas, Hong Kong and Singapore. Total lease abandonment costs include lease liabilities offset by estimated sublease income. The estimated net costs of abandoning these leased facilities, including remaining lease liabilities offset by estimated sublease income, were based on market trend information analyses.

As of June 30, 2004, $37.1 million of lease abandonment costs, net of anticipated sublease income of $190.4 million, remains accrued and is expected to be paid by fiscal year 2013. In the quarter ended June 30, 2004, the Company revised its original estimates and expectations for its corporate headquarters and field offices disposition efforts. This revision was a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued declines in market conditions in the commercial real estate market in Northern California. Based on these factors and using market trend information analyses provided by a commercial real estate brokerage firm retained by the Company, an additional charge to lease abandonment costs of $1.0 million was recorded in the quarter ended June 30, 2004. During the quarter ended March 31, 2004, the Company recorded a benefit to operating expense totaling $2.4 million primarily as a result of entering into a sublease agreement which was not anticipated in previous estimates of the restructuring obligation.

Actual sublease payments due to the Company under noncancelable subleases of excess facilities totaled $56.8 million as of June 30, 2004, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at June 30, 2004, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss of the Company’s Sunnyvale, California headquarters as of June 30, 2004 by approximately $7.7 million.

Other integration costs

Other integration costs for the three-month periods ended March 31, 2004 and June 30, 2004 consist primarily of professional fees incurred in connection with integration planning for the Company’s merger with FreeMarkets, which was consummated on July 1, 2004.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of June 30, 2004.

Litigation

IPO Class Action Litigation

Between March 20, 2001 and June 5, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, certain of its former officers and directors (the “Individual Defendants”) and three of the underwriters of its initial public offering (“IPO”). These actions purport to be brought on behalf of purchasers of the Company’s common stock in the period from June 23, 1999, the date of its IPO, to December 23, 1999 (or in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, relating to its IPO.

On June 26, 2001, these actions were consolidated into a single action bearing the title In re Ariba, Inc. Securities Litigation, 01 CIV 2359. On August 9, 2001, that consolidated action was further consolidated before a single judge with cases brought against additional issuers (who numbered in excess of 300) and their underwriters that made similar allegations regarding the IPOs of those issuers. The latter consolidation was for purposes of pretrial motions and discovery only. On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against the Company and certain Individual Defendants, which the Court approved and entered as an order on March 1, 2002. On April 19, 2002, the plaintiffs filed an amended complaint in which they dropped their claims against the Company and the Individual Defendants under Sections 11 and 15 of the Securities Act, but elected to proceed with their claims against such defendants under Sections 10(b) and 20(a) of the Exchange Act.

The amended complaint alleges that the prospectus pursuant to which shares of common stock were sold in the Company’s IPO, which was incorporated in a registration statement filed with the SEC, contained certain false and misleading statements or omissions regarding the practices of the Company’s underwriters with respect to their allocation to their customers of shares of common stock in the Company’s IPO and their receipt of commissions from those customers related to such allocations. The complaint further alleges that the underwriters provided positive analyst coverage of the Company after the IPO, which had the effect of manipulating the market for its stock. Plaintiffs contend that such statements and omissions from the prospectus and the alleged market manipulation by the underwriters through the use of analysts caused the Company’s post-IPO stock price to be artificially inflated. The actions seek compensatory damages in unspecified amounts as well as other relief.

On July 15, 2002, the Company and the Individual Defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. On or around November 18, 2002, during the pendency of the motion to dismiss, the Court entered as an order a stipulation by which all of the Individual Defendants were dismissed from the case without prejudice in return for executing a tolling agreement. On February 19, 2003, the Court rendered its decision on the motion to dismiss, granting a dismissal of the remaining Section 10(b) claim against the Company without prejudice. Plaintiffs have indicated that they intend to file an amended complaint.

On June 24, 2003, a special litigation committee of the Company’s Board of Directors approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. No payment to the plaintiffs by the Company was required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement, which has been executed on behalf of the Company and the Individual Defendants. The settling parties filed formal motions seeking preliminary approval of the proposed settlement on June 25, 2004. The underwriter defendants, who are not parties to the proposed settlement, filed a brief objecting to the settlement’s terms on July 14, 2004. There can be no assurance that the proposed settlement will be approved by the Court. In the event that the settlement is not approved by the Court, the Company intends to defend against these claims vigorously. As of June 30, 2004, no amount is accrued as a loss is not considered probable and estimable.

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

In a series of orders issued by the Court in February and March, 2003, these cases were deemed related to each other and assigned to a single judge sitting in San Jose. On July 11, 2003, following briefing and a hearing on related motions, the Court entered two orders that together (1) consolidated the related cases for all purposes into a single action captioned In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, (2) appointed a lead plaintiff, and (3) approved the lead plaintiff’s selection of counsel. On September 15, 2003, the lead plaintiff filed a Consolidated Amended Complaint, which restated the allegations and claims described above and added a claim pursuant to Section 14(a) of the Exchange Act, based on the allegation that the Company failed to disclose certain payments and executive compensation items in its January 24, 2002 Proxy Statement. On November 17, 2003, defendants filed a motion to dismiss the action for failure to state a claim, which was fully briefed and set for hearing on March 29, 2004. Prior to the hearing, the parties stipulated that, in lieu of proceeding to a hearing on defendants’ motion, plaintiff would withdraw its complaint and file a further amended complaint by April 16, 2004 and plaintiff did so on that date. Defendants’ motion to dismiss plaintiff’s further amended complaint was filed on June 18, 2004. A hearing on Defendants’ motion to dismiss is scheduled for October 29, 2004. This case is still in its early stages. The Company intends to defend against these claims vigorously. As of June 30, 2004, no amount is accrued as a loss is not considered probable and estimable.

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

These actions were assigned to a single judge sitting in San Jose. On May 7, 2003 following briefing and hearing on related motions, the court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead plaintiffs’ counsel. Pursuant to that order, plaintiffs filed an amended consolidated derivative complaint on May 28, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints, and adds allegations relating to the Company’s April 10, 2003 announcement of the restatement of certain financial statements and also adds a cause of action for breach of contract. On October 28, 2003, the Company filed a demurrer, joined by the individual defendants, seeking dismissal of the action for failure to comply with applicable pre-litigation demand requirements. Following a hearing on the Company’s demurrer, the court issued a ruling on January 6, 2004 granting the Company’s demurrer and giving plaintiffs 60 days to file an amended complaint. The parties have since stipulated to extend this date to September 10, 2004. This case is still in its early stages. The Company intends to vigorously defend against the claim that plaintiffs should be excused from any pre-litigation demand requirements based on allegations that its Board of Directors could not have fairly evaluated any pre-litigation demand and thus that such demand would have been futile. As of June 30, 2004, no amount is accrued as a loss is not considered probable and estimable.

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

By orders issued by the Court on May 27 and June 23, 2003, these two derivative cases were deemed related to each other and to the securities class actions pending before the same court as now consolidated into In re

Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, and accordingly these two derivative actions were assigned to the same judge sitting in San Jose assigned to that action. On June 23, 2003, following submission of a related stipulation of the parties, the Court issued an order that (1) consolidated the two derivative cases for all purposes into a single action captioned In re Ariba, Inc. Derivative Litigation, Case No. C-03-02172 JF, and (2) appointed lead plaintiffs’ counsel. In accordance with that order, plaintiffs filed an amended consolidated derivative complaint on June 26, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints. On September 18, 2003, defendants filed a motion to dismiss or stay the action pending resolution of the parallel state court derivative litigation. Following a hearing on this motion on November 10, 2003, the Court issued a ruling on November 13, 2003 denying the motion but granting defendants’ alternative request for a stay of the action in light of the related securities class action litigation. Accordingly, this action is now stayed until the Court has determined the viability of the federal securities claim in the related action. This case is still in its early stages. The Company intends to vigorously defend against the claim that plaintiffs should be excused from any pre-litigation demand requirements based on allegations that its Board of Directors could not have fairly evaluated any pre-litigation demand and thus that such demand would have been futile. As of June 30, 2004, no amount is accrued as a loss is not considered probable and estimable.

General

The Company is also subject to various claims and legal actions arising in the ordinary course of business. One example is the Company’s dispute with Softbank. See Note 8 for further discussion. As another example, on December 28, 2001, BCE Emergis, Inc., a distributor in Canada of certain of the Company’s products, filed a lawsuit against the Company. In April 2004, the Company settled its litigation with BCE Emergis, resulting in a $2.4 million and $3.4 million reclassification of deferred revenue and other liabilities, respectively, to accrued liabilities and a $3.0 million charge to operating expense in the quarter ended March 31, 2004. The distribution of the settlement totaling $8.8 million was made in the quarter ended June 30, 2004. Additionally, on May 26, 2004, the Company was sued for patent infringement by ePlus, Inc. in an action filed in the U.S. District Court for Eastern District of Virginia. The complaint alleges that the Company directly or indirectly infringes three patents through the sale of unspecified “Enterprise Spend Management” products. Plaintiff seeks an injunction and damages in an unspecified amount. The Company is unable to assess the outcome of the litigation, which is at an early stage.

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

Indemnification

The Company sells software licenses and services to its customers under contracts which the Company refers to as Software License and Service Agreements (each an “SLSA”). Each SLSA contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expense, and liabilities from damages that may be incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright, trade secret, trademark or other proprietary right of a third party. The SLSA generally limits the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain product usage limitations and geography-based scope limitations and a right to replace an infringing product or modify it to make it non-infringing. If the Company cannot address the infringement by replacing the product or services, or modifying the product or services, the Company is allowed to cancel the license or services and return the fees paid by the customer. The Company requires its employees to sign a proprietary information and inventions assignment agreement, which assigns the rights in its employees’ development work to the Company.

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims asserted under these indemnification provisions are outstanding as of June 30, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Note 4—Minority Interests in Subsidiaries

As of June 30, 2004, minority interests of approximately $20.5 million are recorded on the Company’s condensed consolidated balance sheet in order to reflect the share of the net assets of Nihon Ariba K.K. and Ariba Korea, Ltd. held by minority investors. In addition, the Company reduced consolidated net loss by approximately $296,000 and $136,000 for the quarter and nine months ended June 30, 2004, respectively, representing the minority interests’ share of net loss of these majority-owned subsidiaries. For the quarter and nine months ended June 30, 2003, the Company increased consolidated net loss by approximately $858,000 and $2.3 million, respectively, representing the minority interests’ share of net income of these majority-owned subsidiaries.

Note 5—Segment Information

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

The Company has one operating segment, enterprise spend management solutions. The Company markets its products in the United States and in foreign countries through its direct sales force and indirectly through resellers. The Company’s chief operating decision maker evaluates resource allocation decisions and the performance of the Company based upon revenue recorded in geographic regions and does not receive financial information about expense allocations on a disaggregated basis.

Information regarding revenues for the three and nine month periods ended June 30, 2004 and 2003, and long-lived assets (excluding goodwill) by geographic area as of June 30, 2004 and September 30, 2003, is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenues:
United States	$41,490	$38,359	$119,549	$120,140
Japan	1,563	6,083	6,801	19,890
Other international	9,930	12,121	35,372	37,536

Total	$52,983	$56,563	$161,722	$177,566

	June 30, 2004	September 30, 2003
Long-Lived Assets:
United States	$24,687	$21,250
International	1,406	1,097

Total	$26,093	$22,347

Approximately 1.8% and 10.2% of total revenues for the three months ended June 30, 2004 and 2003, respectively, and 2.6% and 10% of total revenues for the nine months ended June 30, 2004 and 2003, respectively, were from entities affiliated with Softbank, a related party. See Note 8 for additional information. Revenues are attributed to countries based on the location of the Company’s customers. The Company’s other international revenues were derived from sales in Europe, Canada, Asia, Australia and Latin America. The Company had net liabilities of $1.4 and $6.0 million related to its international locations as of June 30, 2004 and September 30, 2003, respectively.

Note 6—Stockholders’ Equity

Reverse Stock Split

On July 1, 2004, the Company effected a one-for-six reverse split of its outstanding common stock. As the reverse stock split occurred after the quarter ended June 30, 2004 but before the release of the quarterly report in which these Condensed Consolidated Financial Statements are contained, the information contained herein gives retroactive effect to the reverse stock split for all periods presented.

Common Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $50 million of its currently outstanding common stock. Stock purchases under the common stock repurchase program may be made periodically in the open market based on market conditions. Through June 30, 2004, there were no stock repurchases under this program.

Warrants

In March 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued an unvested warrant to purchase up to 571,429 shares of the Company’s common stock at an exercise price of $525.00 per share. Of the total shares underlying the warrant, 528,572 shares have expired unexercised and 42,857 shares remain unvested as of June 30, 2004. These unvested shares, if they remain unvested, will expire on a quarterly basis through March 2005. The business partner can partially vest in this warrant each quarter upon attainment of certain periodic milestones related to revenue targets. The warrant generally expires as to any earned or earnable portion when the milestone period expires or eighteen months after the specific milestone is met. During the quarters ended June 30, 2004 and 2003, the business partner did not vest in any shares of this warrant and no business partner warrant expense was recorded for these quarters. No amounts related to the unvested warrants are reflected in the accompanying condensed consolidated financial statements.

In connection with the purchase of Goodex AG in January 2003, the Company issued a warrant to purchase 83,333 shares of Company common stock at an exercise price of $18.78 per share, vesting of which was contingent upon achievement of certain revenue milestones through December 31, 2003. As of December 31, 2003, the warrant had not vested and the possibility of its vesting ceased. The warrant expired unexercised in July 2004.

Deferred stock-based compensation

During the nine month period ended June 30, 2004, the Company granted 281,704 shares of restricted common stock to executive officers and certain employees, resulting in additional deferred stock-based compensation of $5.5 million. This amount will be amortized in accordance with FIN 28 over the vesting periods of the individual restricted common stock grants, which are between eighteen months to five years.

During the quarters ended June 30, 2004 and 2003, the Company recorded $771,000 and $364,000 of stock-based compensation expense, respectively. During the nine month periods ended June 30, 2004 and 2003, the

Company recorded $1.6 million and $1.8 million of stock-based compensation expense, respectively. As of June 30, 2004, the Company had an aggregate of approximately $4.4 million of deferred stock-based compensation remaining to be amortized.

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and displaying comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three and nine month periods ended June 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(7,631)	$(3,447)	$(2,371)	$(113,692)
Unrealized gain (loss) on securities	(1,063)	51	(1,344)	(331)
Foreign currency translation adjustments	(596)	290	675	719

Comprehensive loss	$(9,290)	$(3,106)	$(3,040)	$(113,304)

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not considered material.

The components of accumulated other comprehensive income as of June 30, 2004 and September 30, 2003 are as follows (in thousands):

	June 30, 2004	September 30, 2003
Unrealized gain (loss) on securities	$(284)	$1,060
Foreign currency translation adjustments	2,471	1,796

Accumulated other comprehensive income	$2,187	$2,856

The Company has gross unrealized losses on securities as of June 30, 2004 comprised of $24,000 on US Treasury obligations, $128,000 on Federal agency non-mortgage-backed securities and $162,000 on corporate bonds. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2004.

Note 7—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per common share for the three and nine month periods ended June 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(7,631)	$(3,447)	$(2,371)	$(113,692)

Weighted-average common shares outstanding	45,746	44,680	45,450	44,515
Less: Weighted-average common shares subject to repurchase	(292)	(180)	(194)	(276)

Weighted-average common shares used in computing basic and diluted net loss per common share	45,454	44,500	45,256	44,239

Net loss per common share—basic and diluted	$(0.17)	$(0.08)	$(0.05)	$(2.57)

For the three months ended June 30, 2004 and 2003, 8.5 million and 8.2 million weighted-average potential common shares, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive. For the nine months ended June 30, 2004 and 2003, 8.1 million and 7.8 million weighted-average potential common shares, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive. Further, the potential common shares for the each of the three and nine month periods ended June 30, 2004 exclude 126,190 shares, and the potential common shares for the each of the three and nine month periods ended June 30, 2003 exclude 204,726 shares, which would be issuable under certain warrants contingent upon completion of certain milestones.

The weighted-average exercise price of stock options outstanding for the three months ended June 30, 2004 and 2003 was $19.46 and $20.82, respectively. The weighted-average exercise price of stock options outstanding for the nine months ended June 30, 2004 and 2003 was $19.50 and $20.82, respectively. The weighted average repurchase price of unvested restricted stock was $0.00 for each of the three and nine month periods ended June 30, 2004 and 2003. The weighted average exercise price of warrants outstanding was $525.00 for each of the three and nine month periods ended June 30, 2004 and 2003.

Note 8—Related Party Transactions

Strategic Relationships

In fiscal year 2001, the Company sold approximately 41% of its consolidated subsidiary, Nihon Ariba K.K., and approximately 42% of its consolidated subsidiary, Ariba Korea, Ltd., to Softbank Corp., a Japanese corporation and its subsidiaries (collectively, “Softbank”). An affiliate of Softbank also received the right to distribute the Company’s products from these subsidiaries in their respective jurisdictions. Related to transactions with Softbank, the Company recorded license and maintenance revenues of $965,000 and $5.8 million for the quarters ended June 30, 2004 and 2003, respectively, and $4.3 million and $17.8 million for the nine month periods ended June 30, 2004 and 2003, respectively, including license and maintenance revenues recognized pursuant to a long-term revenue commitment.

The Company’s strategic relationship with Softbank has not performed to its expectations. In June 2003, the Company commenced an arbitration proceeding against Softbank for failing to meet contractual revenue commitments. In response, Softbank filed a counterdemand alleging breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing and fraud related to both the Company’s Japanese and Korean subsidiaries. In November 2003, the arbitration panel dismissed the Korea related claims on jurisdictional grounds and entered an interim award requiring Softbank to make a $26.6 million interim payment, which includes interest, and to make future payment commitments on an interim basis. The panel ordered that these payments may only be used for the purpose of conducting Nihon Ariba’s business and will be subject to the panel’s final award, which may require repayment of the interim payments. In January 2004, Softbank re-filed its claims related to Korea in a separate arbitration proceeding in San Francisco, California, and we filed our defenses and counterdemand in that proceeding in March 2004. Softbank has made three interim payments under the interim award totaling $43.4 million, including $9.7 million paid in April 2004. In connection with the arbitration proceeding, these funds are recorded in the period received as an increase to restricted cash and accrued liabilities. For any interim payment ultimately retained by Nihon Ariba, 35% will be payable as royalty to the Company under its intercompany agreement and may be subject to a 10% Japanese withholding tax while the remainder will be locally taxable income to Nihon Ariba subject to an effective income tax rate of approximately 40%.

On June 16, 2004, the Company entered into a binding agreement with Softbank setting forth the material terms under which the Company and Softbank will settle the dispute. Under the terms of the agreement, Ariba will acquire all of Softbank’s equity interests in Nihon Ariba K.K. and Ariba Korea Ltd., and will return to Softbank certain disputed interim payments Softbank has made in connection with the Nihon Ariba K.K. related arbitration proceedings. In addition, Softbank will purchase a license for certain Ariba software products for use by Softbank, and its affiliates for their own benefit and for the benefit of unaffiliated third-party customers in Japan. The terms of the settlement agreement will be effected by definitive agreements to be negotiated and entered into by the Company and Softbank.

Executive Agreements

In fiscal year 2001, the Company entered into an agreement with Robert Calderoni, its CEO, pursuant to which he is entitled to receive annual cash payments from the Company to compensate him for income tax incurred as a result of loan forgiveness and cash payments. As a result, the Company incurs additional compensation expense averaging approximately $267,000 per quarter through the quarter ending December 2004.

Note 9—Subsequent Event – Merger with FreeMarkets, Inc.

On July 1, 2004, the Company completed its merger with FreeMarkets, a publicly held company headquartered in Pittsburgh, Pennsylvania. FreeMarkets provides companies with software, services and information for global supply management. The merger is expected to create a comprehensive Spend Management company by bringing together the Company’s Spend Management technology with FreeMarkets’ sourcing and services expertise.

Pursuant to the merger, former stockholders of FreeMarkets became entitled to receive 0.375 shares of the Company’s common stock (after giving effect to the one-for-six reverse stock split effected on July 1, 2004) and $2.00 cash for each outstanding share of FreeMarkets common stock held by them.

The total estimated purchase price of approximately $547.4 million consists of (i) approximately $89.6 million of cash, (ii) $364.4 million of the Company’s common stock (based on the issuance of approximately 16.8 million shares of Ariba common stock), (iii) the assumption of approximately 10.6 million FreeMarkets stock options with a fair value of $86.9 million, and (iv) other estimated acquisition related expenses of approximately $6.5 million, consisting primarily of payments to financial advisors and other professional fees. For the purposes of this purchase price calculation, the deemed fair value of the Ariba common stock shares issued in the merger is $21.70 per share which is equal to Ariba’s average closing price per share as reported on The Nasdaq National Market for each trading-day during the period beginning two days before and ending two days after January 23, 2004, the merger announcement date, as adjusted for the one-for-six reverse stock split effected on July 1, 2004. The estimated purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading “Risk Factors” and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K/A as filed with the SEC on May 14, 2004 (the “Form 10-K/A”) and our Amendment No. 4 to our Registration Statement on Form S-4 as filed with the SEC on May 14, 2004 (the “Registration Statement”) relating to our merger with FreeMarkets, Inc. (“FreeMarkets”).

Recent Events

On July 1, 2004, we completed our merger with FreeMarkets, a publicly held company headquartered in Pittsburgh, Pennsylvania. FreeMarkets provides companies with software, services and information for global supply management. Pursuant to the merger, former stockholders of FreeMarkets became entitled to receive 0.375 shares of our common stock and $2.00 cash for each outstanding share of FreeMarkets common stock held by them. See note 9 of Notes to Condensed Consolidated Financial Statements.

On July 1, 2004, we effected a one-for-six reverse split of our outstanding common stock.

On April 15, 2004, we completed the acquisition of Softface, Inc. (“Softface”), a privately held company headquartered in Walnut Creek, California. Softface is a spending performance management company offering data enrichment solutions. The total purchase price was $8.1 million, consisting primarily of cash.

On January 13, 2004, we completed the acquisition of Alliente, Inc. (“Alliente”), a privately held company headquartered in Colorado Springs, Colorado. Alliente provides procurement outsourcing services to companies based on Ariba technology. The total purchase price was approximately $10.0 million, consisting of cash payments of $9.0 million, $183,000 of acquisition costs and $790,000 of assumed liabilities.

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

Ariba Spend Management applications and services are offered through six solution sets, each designed to address a business process related to enterprise spending.

•	Ariba Strategy Solution—helps organizations define their spend management vision and develop a program that aligns their strategy and resources.

•	Ariba Visibility Solution—provides organizations with a comprehensive set of products and services to enhance spend visibility across the purchasing lifecycle.

•	Ariba Sourcing Solution—allows companies to identify top suppliers across a broad range of categories to negotiate procurement terms, leverage and aggregate spend, implement best practices and manage procurement contracts.

•	Ariba Procurement Solution—delivers flexible applications and services to enhance requisitioning and procurement capabilities for handling every aspect of spend.

•	Ariba Supplier Management Solution—provides organizations with a broad set of products and services to support supplier interaction and performance throughout the spend management lifecycle.

•	Ariba Managed Services—allow procurement organizations to outsource tactical procurement activities and the entire management of spend categories.

Our software applications were built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. They are designed to integrate with all major platforms and can be accessed via web browser. Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our customers with their business partners and suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 80,000 suppliers of a wide array of goods and services are connected to the Ariba Supplier Network. As a result, our customers can connect once to the Ariba Supplier Network and access many suppliers simultaneously.

In addition to application software, Ariba Spend Management solutions include implementation and strategic consulting services, education and training, commodity expertise and decision support services, benchmarking services, low-cost country sourcing, and procurement outsourcing services. All of these additional offerings together with the Ariba Supplier Network are designed to improve the return on investment our customers receive through the use of our software applications.

We were incorporated in Delaware in September 1996 and from that date through March 1997 were in the development stage, conducting research and developing our initial products.

Overview of Quarter Ended June 30, 2004 and Outlook for Fiscal Year 2004

Overall, we reported results for the quarter ended June 30, 2004 that were within our expectations at the beginning of the quarter. Total revenues of $53.0 million for the quarter were 6% less than those for the quarter ended June 30, 2003, but in line with our guidance. Total revenues were negatively affected by the falloff in revenues from our strategic relationship with Softbank, but positively affected by our recent acquisitions of Alliente and Softface.

License revenues of $15.5 million for the quarter were 27% less than those for the quarter ended June 30, 2003, but slightly higher than our expectations. The decline in license revenues was primarily due to the falloff in revenues from Softbank.

Maintenance and service revenues of $37.5 million for the quarter were 6% higher than those for the quarter ended June 30, 2003, and reflect our continuing investment in our services business, including our recent acquisition of Alliente. We believe that our service offerings will continue to play an important role in our Spend Management solutions.

Gross margin for the quarter was approximately 70%. Our merger with FreeMarkets is expected to lower overall gross margins, as the FreeMarkets business had lower overall gross margins and we will be required to amortize certain acquired technology and customer contracts intangible assets to cost of revenues. In addition, we anticipate that gross margins will decline somewhat in future quarters to the extent that maintenance and service revenues increase as a percentage of total revenues.

Total expenses, including cost of revenues, of $61.5 million for the quarter were in line with our expectations at the beginning of the quarter. However, we expect total expenses to increase in future quarters, primarily due to our recent acquisitions of Alliente, Softface, and FreeMarkets, as well as due to integration and other costs relating to our acquisition activity.

Net loss for the quarter was $7.6 million, or $0.17 per share, which was in line with our expectations at the beginning of the quarter. Net loss for the quarter ended June 30, 2003 was $3.4 million, or a loss of $0.08 per share.

Cash, cash equivalents, investments and restricted cash were $222.4 million at June 30, 2004, which was down $22.4 million from $244.8 million at March 31, 2004. Included in the total cash balance is $43.4 million in restricted cash relating to Softbank, which is offset by an equal current liability. Excluding the cash relating to Softbank, our total cash balance at June 30, 2004 was $179.0 million.

During the quarter, we received $9.7 million in restricted cash from an interim payment from Softbank, and made payments of $8.8 million for a legal settlement and $6.7 million for acquisition-related activity, including integration expenses. Other uses of cash during the quarter included payments of lease obligations, insurance premiums, advertising, foreign exchange, and general operations.

We expect several factors will cause our total cash balance at September 30, 2004 to decline significantly, including: (1) cash acquired through our merger with FreeMarkets, net of cash paid to FreeMarkets stockholders, (2) integration and other merger-related expenses, (3) our proposed settlement with Softbank, and (4) ongoing lease-loss payments and other operating expenses. In addition, our Board of Directors has extended our authorization to repurchase up to $50 million of our outstanding common stock, and any actions taken to repurchase shares of our outstanding common stock will reduce our cash balance.

Total deferred revenue declined by $5.6 million during the quarter to $76.8 million at June 30, 2004. The decrease in deferred revenue is principally due to recognition of more revenue from contracts entered into during prior periods than new deferrals originating in the current period quarter. We anticipate that our deferred revenue balance will decline at a slower rate in future quarters and that license revenues in future quarters will generally be more dependent upon revenues from new software license agreements entered into during those quarters. This trend may vary in any given quarter to the extent that we defer recognition of revenues for significant sales transactions.

Our outlook for the balance of fiscal 2004 has been adjusted to reflect our recent merger with FreeMarkets. As a result, we expect total revenues and expenses to increase significantly in the quarter ending September 30, 2004 relative to our recently reported quarters. In addition, we expect to incur substantial expenses related to the merger with FreeMarkets, including restructuring and severance payments, which will cause us to report a significant net loss in the quarter ending September 30, 2004. We also expect that goodwill on our balance sheet will increase substantially and we will be required to amortize acquired intangibles due to the merger with FreeMarkets. We believe that our success in the remainder of fiscal year 2004 will be substantially influenced by our ability to fully integrate our recent acquisitions of Alliente, Softface and FreeMarkets and our ability to maintain tight control over expenses and cash.

Longer term, our merger with FreeMarkets and our related restructuring program over the next few quarters are designed to yield better operating results in fiscal year 2005 and beyond. More specifically, we believe there are opportunities to generate ongoing cost reductions through identified cost synergies and to increase our quarterly revenues through cross-selling efforts, which should help improve our operating results.

We believe that key risks include our success in integrating our recent acquisitions, particularly our merger with FreeMarkets, market acceptance of spend management solutions as a standalone market category, our success in growing our sales channels in Europe and Japan, the overall level of information technology spending, potential declines in average selling prices as our newer products generally have lower list prices than our more established products, and the potential adverse impacts resulting from the restatement of our consolidated financial statements and related regulatory inquiries and legal proceedings.

Our prospects must be considered in light of the risks encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

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

In response to our arbitration demand, Softbank filed a counterdemand alleging breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing and fraud related to both of our Japanese and Korean subsidiaries. In November 2003, the arbitration panel dismissed the Korea related claims on jurisdictional grounds and entered an interim award requiring Softbank to make a $26.6 million interim payment, which includes interest, and to make future payment commitments on an interim basis. The panel ordered that these payments may only be used for the purpose of conducting Nihon Ariba’s business and will be subject to the panel’s final award, which may require repayment of the interim payments. In January 2004, Softbank re-filed its claims related to Korea in a separate arbitration proceeding in San Francisco, California, and we filed our defenses and counterdemand in that proceeding in March 2004.

Softbank has made three interim payments under the interim award totaling $43.4 million, including $9.7 million paid in April 2004. In connection with the arbitration proceeding or additional rulings regarding the disposition of the interim award proceeds, interim payments received from Softbank have been recorded in the period received as an increase to restricted cash and accrued liabilities.

On June 16, 2004, we entered into a binding agreement with Softbank setting forth the material terms under which Ariba and Softbank will settle the dispute. Under the terms of the agreement, we will acquire all of Softbank’s equity interests in Nihon Ariba K.K. and Ariba Korea Ltd., and will return to Softbank certain disputed interim payments Softbank has made in connection with the Nihon Ariba K.K. related arbitration proceedings. In addition, Softbank will purchase a license for certain of our software products for use by Softbank, and its affiliates for their own benefit and for the benefit of unaffiliated third-party customers in Japan. The terms of the settlement agreement will be effected by definitive agreements to be negotiated and entered into by Ariba and Softbank. There is no assurance we can achieve a mutually satisfactory resolution of our dispute with Softbank. We do not have similar long-term revenue commitments with any other customer. Accordingly, we do not believe that the factors giving rise to the dispute, which are unique to the Softbank relationship, are likely to affect anticipated revenues from other customers.

Results of Operations

The following table sets forth statements of operations data for the periods indicated (in thousands, except per share data). The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q which, in the opinion of our management, reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Form 10-K/A and the Registration Statement. The information contained below is in thousands, except per share data. The per share information contained below reflects the one-for-six reverse stock split of our common stock effected July 1, 2004.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenues:
License	$15,148	$16,597	$47,890	$64,963
License—related party	327	4,691	2,201	14,523
Maintenance and service	36,870	34,146	109,562	94,805
Maintenance and service—related party	638	1,129	2,069	3,275

Total revenues	52,983	56,563	161,722	177,566

Cost of revenues:
License	744	1,784	2,421	3,663
Maintenance and service	14,553	11,889	42,053	33,942
Amortization of acquired technology	340	—	340	4,000

Total cost of revenues	15,637	13,673	44,814	41,605

Gross profit	37,346	42,890	116,908	135,961

Operating expenses:
Sales and marketing	22,621	19,199	65,449	60,320
Research and development	13,811	13,123	38,932	40,955
General and administrative	6,650	8,745	16,114	29,578
Amortization of other intangible assets	149	—	225	113,464
Stock-based compensation	771	364	1,639	1,836
Restructuring and integration costs	1,820	5,350	(97)	5,350
Total operating expenses	45,822	46,781	122,262	251,503

Loss from operations	(8,476)	(3,891)	(5,354)	(115,542)
Interest income	695	1,163	2,527	4,105
Interest expense	(2)	(74)	(7)	(87)
Other income (loss)	30	97	(26)	494

Net loss before income taxes and minority interests	(7,753)	(2,705)	(2,860)	(111,030)
Provision (benefit) for income taxes	174	(116)	(353)	327
Minority interests in net income (loss) of consolidated subsidiaries	(296)	858	(136)	2,335

Net loss	$(7,631)	$(3,447)	$(2,371)	$(113,692)

Net loss per share—basic and diluted	$(0.17)	$(0.08)	$(0.05)	$(2.57)

Weighted average shares used in computing net loss per share—basic and diluted	45,454	44,500	45,256	44,239

Comparison of the Three and Nine Month Periods Ended June 30, 2004 and 2003

Revenues

Please refer to Note 1 of Notes to our Condensed Consolidated Financial Statements and “Application of Critical Accounting Policies and Estimates” for a description of our accounting policy related to revenue recognition.

License

Total license revenues for the quarter ended June 30, 2004 were $15.5 million, a 27% decrease from license revenues of $21.3 million for the quarter ended June 30, 2003. The decrease is primarily attributable to a decline of $4.4 million in license revenues from our Softbank relationship. Total license revenues for the nine months ended June 30, 2004 were $50.1 million, a 37% decrease from license revenues of $79.5 million for the nine months ended June 30, 2003. This decrease is primarily attributable to a $12.3 million decline in license revenues from our Softbank relationship and a decrease of $20.1 million from the recognition of previously deferred license revenues.

For the quarter and nine months ended June 30, 2004, a majority of license revenues were from license arrangements recognized on a non-ratable basis (such as recognition upon entering into the license, recognition on a percentage of completion basis, or contingency-based recognition), whereas for comparable periods in the prior year, the majority of license revenues were from arrangements recognized on a ratable basis over the term of the arrangement. This reflects the effects of the decline in Softbank revenues and decline in the base of large licenses, principally new customer Ariba Buyer sales, recognized on a ratable basis. In the future, we believe that license revenues in any quarter will be increasingly dependent on new customer licenses entered into in that quarter rather than amortization or recognition of license revenues deferred in prior quarters.

We recognized license revenues of $327,000 and $4.7 million for the quarters ended June 30, 2004 and 2003, respectively, and $2.2 million and $14.5 million for the nine months ended June 30, 2004 and 2003, respectively, from transactions involving Softbank, a related party. Of these amounts, zero and $4.7 million for the quarters ended June 30, 2004 and 2003, respectively, and $1.4 million and $14.1 million for the nine months periods ended June 30, 2004 and 2003, respectively, were pursuant to a long-term revenue commitment. Total Softbank-related license revenues represented 0.6% and 8.3% of license revenues for the quarters ended June 30, 2004 and 2003, respectively, and 1.4% and 8.2% of license revenues for the nine month periods ended June 30, 2004 and 2003, respectively. Revenues under our agreement with Softbank are recognized based on the lower of cumulative ratable revenue or cumulative cash received.

In June 2003, we commenced an arbitration proceeding against Softbank for failing to meet contractual revenue commitments. See “Dispute with Softbank” and “Risk Factors—Our Business May be Seriously Harmed If We Are Unable to Satisfactorily Resolve Our Dispute with Softbank” herein. Softbank has made three interim payments under the interim award totaling $43.4 million, including $9.7 million paid in April 2004. On June 16, 2004, we entered into a binding agreement with Softbank setting forth the material terms under which the companies will settle the dispute. Under the terms of the agreement, we will acquire all of Softbank’s equity interests in Nihon Ariba K.K. and Ariba Korea Ltd., and will return to Softbank certain disputed interim payments Softbank has made in connection with the Nihon Ariba K.K. related arbitration proceedings. In addition, Softbank will purchase a license for certain of our software products for use by Softbank, and its affiliates for their own benefit and for the benefit of unaffiliated third-party customers in Japan. The terms of the settlement agreement will be effected by definitive agreements to be negotiated and entered into by Ariba and Softbank For any interim payment ultimately retained by Nihon Ariba, 35% will be payable as royalty to us under our intercompany agreement and may be subject to a 10% Japanese withholding tax while the remainder will be locally taxable income to Nihon Ariba subject to an effective income tax rate of approximately 40%. Softbank is not contractually required to make any additional revenue payments in connection with our 2001 strategic relationship.

Maintenance and service

Total maintenance and service revenues for the quarter ended June 30, 2004 were $37.5 million, a 6% increase over maintenance and service revenues of $35.3 million for the quarter ended June 30, 2003. This change was comprised of a $1.8 million increase in service revenues from $16.8 million for the quarter ended June 30, 2003 to $18.6 million for the quarter ended June 30, 2004, and a $500,000 increase in maintenance revenues from $18.4 million for the quarter ended June 30, 2003 to $18.9 million for the quarter ended June 30, 2004. Service revenues for the quarter ended June 30, 2004 included $2.5 million from the operations of Alliente.

Total maintenance and service revenues for the nine months ended June 30, 2004 were $111.6 million, a 14% increase over maintenance and service revenues of $98.1 million for the nine months ended June 30, 2003. This change was comprised of a $11.4 million increase in service revenues from $41.9 million for the nine months ended June 30, 2003 to $53.3 million for the nine months ended June 30, 2004, and a $2.1 million increase in maintenance revenues from $56.2 million for the nine months ended June 30, 2003 to $58.3 million for the nine months ended June 30, 2004. Service revenues for the nine months ended June 30, 2004 included $5.0 million from the operations of Alliente.

Cost of Revenues

License

Cost of license revenues for the quarter ended June 30, 2004 was $744,000, a 58% decrease from cost of license revenues of $1.8 million for the quarter ended June 30, 2003. The decrease is primarily a result of a decrease in partner co-sale commissions of approximately $914,000.

Cost of license revenues for the nine months ended June 30, 2004 was $2.4 million, a 34% decrease from cost of license revenues of $3.7 million for the nine months ended June 30, 2003. This decrease is primarily due to a decrease in product royalties of $1.5 million resulting from a decline in the number of products shipped during the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003 and a decrease in partner co-sale commissions of approximately $1.1 million. This decrease was primarily offset by an increase in warranty expense during the nine months ended June 30, 2004 of $1.3 million resulting from a reversal during the nine months ended June 30, 2003.

Maintenance and service

Cost of maintenance and service revenues for the quarter ended June 30, 2004 was $14.6 million, a 22% increase over cost of maintenance and service revenues of $11.9 million for the quarter ended June 30, 2003. The increase is primarily a result of additional personnel costs of $3.2 million associated with increased levels of resources needed to support higher services revenues, due in part to our acquisition of Alliente, which resulted in increased services personnel.

Cost of maintenance and service revenues for the nine months ended June 30, 2004 was $42.1 million, a 24% increase over cost of maintenance and service revenues of $33.9 million for the nine months ended June 30, 2003. The increase is a result of additional personnel-related costs of $7.9 million associated with higher levels of service revenues, due in part to our acquisitions of Alliente and Goodex AG.

Amortization of acquired technology

Amortization of acquired technology represents the amortization of the other intangible assets allocated to technology in our fiscal year 2000 acquisitions of TradingDynamics, Tradex and SupplierMarket and our fiscal year 2004 acquisition of Softface. This expense amounted to $340,000 for each of the quarter and nine months ended June 30, 2004, and zero and $4.0 million for the quarter and nine months ended June 30, 2003, respectively.

Operating Expenses

Sales and marketing

Sales and marketing expenses include costs associated with our sales and product marketing personnel and consist primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses, and travel and entertainment expenses, and also include the provision for doubtful accounts.

Sales and marketing expenses for the quarter ended June 30, 2004 were $22.6 million, an 18% increase from sales and marketing expenses of $19.2 million for the quarter ended June 30, 2003. This increase is primarily attributable to an increase in personnel costs totaling $1.9 million due to additional headcount resulting from our acquisition of Alliente during the quarter ended March 31, 2004, as well as an increase in marketing costs of $1.4 million relating principally to our advertising campaign for fiscal year 2004.

Sales and marketing expenses for the nine months ended June 30, 2004 were $65.4 million, a 9% increase over sales and marketing expenses of $60.3 million for the nine months ended June 30, 2003. This increase is primarily attributable to increased costs, as described above, for the quarter ended June 30, 2004, an increase in bad debt expense during the nine months ended June 30, 2004 due to the reversal of $1.3 million during the nine months ended June 30, 2003, and an increase in legal fees of $1.0 million, net of reimbursements, related to litigation costs.

Research and development

Research and development expenses include costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily include employee compensation and benefits, consulting costs and the cost of software development tools and equipment.

Research and development expenses for the quarter ended June 30, 2004 were $13.8 million, a 5% increase from research and development expenses of $13.1 million for the quarter ended June 30, 2003. This increase is primarily attributable to increases in globalization costs of $775,000 and software costs of $397,000 offset by a reduction in personnel related costs totaling $371,000.

Research and development expenses for the nine months ended June 30, 2004 were $38.9 million, a 5% decrease from research and development expenses of $41.0 million for the nine months ended June 30, 2003. The decrease is primarily attributable to decreases in compensation of $1.2 million and a reduction in depreciation expense of $1.1 million, as our equipment is nearing the end of its estimated useful life. To date, all software development costs have been expensed in the period incurred.

General and administrative

General and administrative expenses include costs for executive, finance, human resources, information technology, legal and administrative support functions.

General and administrative expenses for the quarter ended June 30, 2004 were $6.7 million, a 24% decrease from general and administrative expenses of $8.7 million for the quarter ended June 30, 2003. This decrease is primarily due to a reduction in expenses in the current quarter of $2.3 million related to our fiscal year 2003 accounting review compared to the quarter ended June 30, 2003.

General and administrative expenses for the nine months ended June 30, 2004 were $16.1 million, a 46% decrease from general and administrative expenses of $29.6 million for the nine months ended June 30, 2003. This decrease is primarily due to a reduction of expense associated with our fiscal year 2003 accounting review of $9.6 million, a decrease in compensation and benefit costs of $1.5 million related in part to a decrease in headcount, an decrease of $1.1 million due to a favorable outcome of a state sales tax audit, and a decrease in facilities related costs resulting from a $2.3 million benefit related to a bankruptcy settlement of a former sub-tenant, partially offset by increases in legal fees of $1.5 million. Although we believe the expenses associated with our fiscal 2003 internal accounting review are substantially complete, we may continue to incur significant fees and expenses relating to our ongoing regulatory and legal proceedings, including but not limited to litigation relating to the recent restatement of our consolidated financial statements.

Amortization of other intangible assets

Amortization of other intangible assets was $489,000 and $565,000 for the three and nine months ended June 30, 2004, respectively, related to our acquisitions of Alliente and Softface, of which $340,000 was classified as cost of revenues for each of the three and nine months ended June 30, 2004. Amortization of other intangible assets was zero and $117.5 million for the three and nine months ended June 30, 2003, respectively. For the nine months ended June 30, 2003, $4.0 million was classified as cost of revenues. As of June 30, 2004, we had $5.6 million of unamortized other intangible assets.

Stock-based compensation

We recognized deferred stock-based compensation associated with stock options granted to employees at prices below market value on the date of grant, stock options issued to certain employees in conjunction with the consummation of the TradingDynamics and SupplierMarket acquisitions in fiscal year 2000 and the issuance of restricted shares of common stock to certain senior executives, officers and employees. These amounts are included as a component of stockholders’ equity and are charged to operations over the vesting period of the options or the lapse of restrictions for the restricted stock, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense is presented as a separate line item in our Condensed Consolidated Statements of Operations, net of the effects of reversals related to terminated employees for cancellation of unvested stock options previously amortized to expense under FIN 28. For the quarters and nine month periods ended June 30, 2004 and 2003, stock-based compensation expense, net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Cost of revenues	$71	$(42)	$225	$(751)
Sales and marketing	478	239	1,078	1,446
Research and development	98	26	126	258
General and administrative	124	141	210	883

Total	$771	$364	$1,639	$1,836

During the nine month period ended June 30, 2004, we granted 281,704 shares of restricted common stock to executive officers and certain employees, resulting in additional deferred stock-based compensation of $5.5 million. This amount will be amortized in accordance with FIN 28 over the vesting periods of the individual restricted common stock grants, which are between eighteen months to five years.

During the quarters ended June 30, 2004 and 2003, we recorded $771,000 and $364,000 of stock-based compensation, respectively. During the nine months ended June 30, 2004 and 2003, we recorded $1.6 million and $1.8 million of stock-based compensation expense, respectively. As of June 30, 2004, we had an aggregate of approximately $4.4 million of deferred stock-based compensation remaining to be amortized through fiscal year 2009. We will incur additional stock-based compensation expense, over the near term and perhaps for much longer, as a result of our merger with FreeMarkets on July 1, 2004.

Restructuring and integration costs

In connection with our merger with FreeMarkets we recorded a charge to operations of $480,000 and $807,000 in the quarters ended March 31, 2004 and June 30, 2004 respectively, for acquisition-related integration costs. These charges include the cost of actions designed to improve our post-merger competitiveness, productivity and future operating results and primarily relate to workforce severance and related benefits and to professional fees.

In fiscal year 2001, we initiated a restructuring program to align our expense and revenue levels. As part of this program, we restructured our worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities.

The following table details accrued restructuring and integration obligations and related activity for the nine months ended June 30, 2004 (in thousands):

	Severance and benefits	Lease abandonment costs	Other integration costs	Total restructuring and integration costs
Accrued restructuring obligations as of September 30, 2003	$67	$47,809	—	$47,876
Cash paid	(2)	(3,882)	—	(3,884)

Accrued restructuring obligations as of December 31, 2003	$65	$43,927	$—	$43,992
Cash paid	—	(2,748)	—	(2,748)
Total charge (benefit) to operating expense	—	(2,397)	480	(1,917)

Accrued restructuring obligations as of March 31, 2004	$65	$38,782	$480	$39,327
Cash paid		(2,742)	(691)	(3,433)
Total charge to operating expense	473	1,013	334	1,820

Accrued restructuring obligations as of June 30, 2004	$538	$37,053	$123	$37,714

Less: current portion				10,533

Accrued restructuring obligations, less current portion				$27,181

Severance and benefits costs

Severance and benefits primarily include involuntary termination and health benefits, outplacement costs and payroll taxes.

Lease adandonment costs

Lease abandonment costs incurred to date relate to the abandonment of leased facilities in Mountain View and Sunnyvale, California, Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Chicago, Illinois, Burlington, Massachusetts, Florham Park, New Jersey, Dallas, Texas, Hong Kong and Singapore. Total lease abandonment costs include lease liabilities offset by estimated sublease income. The estimated net costs of abandoning these leased facilities, including remaining lease liabilities offset by estimated sublease income, were based on market trend information analyses.

As of June 30, 2004, $37.1 million of lease abandonment costs, net of anticipated sublease income of $190.7 million, remains accrued and is expected to be paid by fiscal year 2013. In the quarter ended June 30, 2004, we revised our original estimates and expectations for our corporate headquarters and field offices disposition efforts. This revision was a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued declines in market conditions in the commercial real estate market in Northern California. Based on these factors and using market trend information analyses provided by a commercial real estate brokerage firm retained by us, an additional charge to lease abandonment costs of $1.0 million was recorded in the quarter ended June 30, 2004. During the quarter ended March 31, 2004, we recorded a benefit to operating expense totaling $2.4 million primarily as a result of entering into a sublease agreement which was not anticipated in previous estimates of the restructuring obligation.

Actual sublease payments due to us under noncancelable subleases of excess facilities totaled $52.4 million as of June 30, 2004, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at June 30, 2004, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on our operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss of our Sunnyvale, California headquarters as of June 30, 2004 by approximately $7.7 million.

Other integration costs

Other integration costs for the three-month periods ended March 31, 2004 and June 30, 2004 consist primarily of professional fees incurred in connection with integration planning for our merger with FreeMarkets which was consummated on July 1, 2004.

Interest income

Interest income for the quarter ended June 30, 2004 was $695,000, a 40% decrease from interest income of $1.2 million for the quarter ended June 30, 2003. Interest income for the nine months ended June 30, 2004 was $2.5 million, a 38% decrease from interest income of $4.1 million for the nine months ended June 30, 2003. These decreases are primarily attributable to lower invested cash, cash equivalents and investment balances as well as a change in mix to lower interest bearing accounts.

Other income (expense)

Other income (expense) consists of realized gains and losses on investments and foreign exchange currency fluctuations. Other income for the quarter ended June 30, 2004 was $30,000 compared to $97,000 of other income for the quarter ended June 30, 2003. The net change is primarily attributable to realized gains on investments and losses due to international currency fluctuations.

Other expense for the nine months ended June 30, 2004 was $26,000, compared to $494,000 of other income for the nine months ended June 30, 2003. The net change is primarily attributable to realized losses on investments offset by gains due to international currency fluctuations.

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

As of June 30, 2004, minority interest of approximately $17.6 million is recorded on the condensed consolidated balance sheet in order to reflect the share of the net assets of Nihon Ariba K.K. held by minority investors. We recognized $303,000 as the minority interest’s share of Nihon Ariba K.K.’s loss for the quarter ended June 30, 2004 and recognized $884,000 as the minority interest’s share of Nihon Ariba K.K.’s income for the quarter ended June 30, 2003, respectively. We recognized $130,000 as the minority interest’s share of Nihon Ariba K.K.’s loss for the nine months ended June 30, 2004 and $2.4 million as the minority interest’s share of Nihon Ariba K.K.’s income for the nine months ended June 30, 2003.

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

As of June 30, 2004, minority interest of approximately $2.9 million is recorded on the condensed consolidated balance sheet in order to reflect the share of the net assets of Ariba Korea, Ltd. held by minority investors. We recognized $7,000 as the minority interest’s share of Ariba Korea, Ltd.’s income for the quarter ended June 30, 2004 and recognized $26,000 for the minority interest’s share of Ariba Korea, Ltd.’s loss for the quarter ended June 30, 2003, respectively. We recognized $5,000 and $91,000 as the minority interest’s share of Ariba Korea, Ltd.’s loss for the nine months ended June 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

As of June 30, 2004, we had $123.9 million in cash, cash equivalents and short-term investments, $26.0 million in long-term investments and $72.5 million in restricted cash, for total cash and investments of $222.4 million, and $24.0 million in working capital. All significant cash, restricted cash and investments are held in accounts in the United States except for approximately $43.6 million and $6.9 million held by Nihon Ariba K.K. and Ariba Korea, Ltd, respectively, our majority-owned subsidiaries in Japan and Korea, respectively. Repatriation of cash held in these foreign accounts may be subject to foreign withholding taxes at rates ranging from 10% to 16.5%. As of September 30, 2003, we had $127.1 million in cash, cash equivalents and short-term investments, $78.3 million in long-term investments and $29.7 million in restricted cash, for total cash and investments of $235.1 million, and $3.5 million in working capital.

The decrease in total cash, cash equivalents, investments and restricted cash of $12.7 million in the nine months ended June 30, 2004 is primarily attributable to a legal settlement matter involving a marketing alliance partner of approximately $8.8 million, $15.3 million of expenditures for integration and direct acquisition costs related to our recently completed acquisitions and net cash paid related to our abandoned real estate obligations of approximately $9.4 million. These decreases were partially offset by interim payments totaling $43.4 million received in connection with the Softbank arbitration proceeding. Interim payments received from Softbank pursuant to the arbitration proceeding may only be used for the purpose of conducting Nihon Ariba’s business of which certain amounts will be repaid to Softbank upon execution of definitive settlement agreements. As a result, we will not be able to retain all of the interim payments. Excluding the interim payments, we would have had $179.0 million in cash, cash equivalents, investments and remaining restricted cash as of June 30, 2004, a decrease of $56.1 million from September 30, 2003.

The increase in working capital of $20.5 million at June 30, 2004 compared to September 30, 2003 is primarily attributable to an increase in our accounts receivable and prepaid expenses and other current assets and to a reduction in accrued compensation, the current portion of deferred revenues and restructuring obligations and accounts payable, offset by an increase in accrued liabilities.

Net cash used in operating activities was approximately $4.7 million for the nine months ended June 30, 2004, compared to $32.5 million of net cash used in operating activities for the nine months ended June 30, 2003. Net cash used in operating activities for the nine months ended June 30, 2004 is primarily attributable to the following:

•	an increase in accrued liabilities of $39.1 million which principally relates to the interim payments received from Softbank totaling $43.4 million, partially offset by the payment of $8.8 million related to the settlement of a litigation matter involving a market alliance partner;

•	an increase in accounts receivable of $6.6 million primarily due to timing of collections;

•	an increase in prepaid expenses and other current assets of $3.7 million, which principally relates to prepaid acquisition costs related to our recently completed merger with FreeMarkets;

•	a decrease in deferred revenue of $24.9 million principally due to recognition of more revenue from contracts entered into during prior periods than new deferrals originating in the current period quarter, to lower than expected sales in our software business, and to a reduction of deferred revenues of approximately $2.4 million related to the settlement of a litigation matter;

•	a decrease in restructuring obligations of $10.2 million due to rent paid for abandoned properties; and

•	a decrease in accrued compensation and related liabilities of $2.6 million comprised primarily of reduced accruals for commissions and bonuses totaling $3.4 million, partially offset by an increase of $1.8 million related to our employee stock purchase plan.

Excluding the $43.4 million interim payments from Softbank, our operating activities would have used $48.1 million in net cash rather than using $4.7 million in cash. To the extent that deferred revenues continue to decline, operating cash flows will be reduced.

Net cash provided by investing activities was approximately $37.9 million for the nine months ended June 30, 2004, compared to $12.0 million of net cash provided by investing activities for the nine months ended June 30, 2003. Net cash provided by investing activities for the nine months ended June 30, 2004 is primarily attributable to net sales of our investments, which was partially offset by the allocation of the interim payments received in connection with the Softbank arbitration proceeding to restricted cash and by our acquisitions of Alliente and Softface.

Net cash provided by financing activities was approximately $4.9 million for the nine months ended June 30, 2004, compared to $4.8 million of net cash provided by financing activities for the nine months ended June 30, 2003. Net cash provided by financing activities for the nine months ended June 30, 2004 is primarily attributable to proceeds from the issuance of stock under the Employee Stock Purchase Plan and exercise of stock options.

Contractual obligations

Our primary contractual obligations are under our operating leases and a letter of credit which are discussed below.

In March 2000, we entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for our headquarters. The operating lease term commenced on January 2001 through April 2001 and ends on January 24, 2013. Minimum monthly lease payments are approximately $2.4 million and escalate annually, with the total future minimum lease payments amounting to $293.4 million over the remaining lease term. As part of this lease agreement, we are required to hold certificates of deposit totaling $26.3 million as of June 30, 2004, as a form of security through fiscal year 2013. Also, we are required by other lease agreements to hold an additional $1.6 million as standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $27.9 million is classified as restricted cash on our condensed consolidated balance sheet as of June 30, 2004.

Future minimum lease payments and sublease income under noncancelable operating leases for the next five years and thereafter are as follows as of June 30, 2004 (in thousands):

Year Ending June 30,	Lease Payments	Sublease Income
2005	$38,168	$17,895
2006	37,035	18,245
2007	34,620	17,941
2008	33,897	2,760
2009	34,835	—
Thereafter	134,618	—

Total	$313,173	$56,841

Of the total operating lease commitments as of June 30, 2004 noted above, $111.7 million is for occupied properties and $201.5 million is for abandoned properties, which are a component of the restructuring obligation. Future minimum lease payments and sublease income under noncancelable operating leases for the remainder of fiscal year 2004 are $9.7 million and $4.5 million, respectively.

Other arrangements

Other than the obligations identified above, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities. We do not have any material noncancelable purchase commitments as of June 30, 2004.

Common stock repurchase program

Our Board of Directors has authorized the repurchase of up to $50 million of our currently outstanding common stock to reduce the dilutive effect of our stock option and purchase plans. Stock purchases under the common stock repurchase program may be made periodically in the open market based on market conditions. Through June 30, 2004, there were no stock repurchases under this program. Cash flows from operations and existing cash balances may be used to repurchase our common stock in the future.

Anticipated cash flows

We expect to incur significant operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. We anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, the impact of our merger with FreeMarkets, integration and merger-related expenses, our proposed settlement with Softbank, our ability to manage infrastructure costs, the outcome of our subleasing activities related to the costs of abandoning excess leased facilities, the use of cash under our stock repurchase program and the level of expenditures relating to our recently completed accounting review and ongoing regulatory and legal proceedings.

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

Application of Critical Accounting Policies and Estimates

This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Form 10-K/A and the Registration Statement.

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

Recoverability of goodwill

On June 30, 2004 we had $190.7 million of goodwill on our condensed consolidated balance sheet. Of this amount, $9.7 million resulted from the acquisition of Alliente and Softface in the second and third quarters of fiscal year 2004, respectively, and approximately $181.0 million resulted from acquisitions completed in fiscal year 2000. Our net assets as of June 30, 2004 were $220.0 million and our market capitalization as of that date was $546.3 million.

Our merger with FreeMarkets on July 1, 2004 is expected to result in additional estimated goodwill of between $350 million and $370 million, which would result in estimated aggregate goodwill of between $540 million and $560 million as of September 30, 2004.

We regularly review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below net assets for a sustained period. Based upon our net assets as of June 30, 2004, anticipated operating results for the quarter ended September 30, 2004 and the impact of our merger with FreeMarkets, if the price of our common stock were to be below a price currently estimated to be between $10.10 and $10.40 per share for a sustained period, thereby resulting in our market capitalization being below net assets, we would be required to complete an analysis of the recoverability of our goodwill. Our stock price is highly volatile and it has experienced significant declines in fiscal year 2004, and our common stock has recently been trading below this threshold. Depending on market conditions and other factors, we may determine that an impairment review is necessary and assess whether the goodwill carrying value is considered recoverable.

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

Lease abandonment costs

We initially recorded a significant restructuring charge in the third quarter of fiscal year 2001 upon abandoning certain operating leases as part of a program to restructure our operations and related facilities. In the quarters ended June 30, 2004, 2003 and 2002, we revised our estimates and expectations for our corporate headquarters and field offices disposition efforts as a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued declines in market conditions in the commercial real estate market in Northern California. Lease abandonment costs for the abandoned facilities were estimated to include remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which were achieved using market trend information analyses provided by a commercial real estate brokerage firm retained by us. Each reporting period we review these estimates, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. During the quarter ended June 30, 2004, we recorded an additional charge to operating expense totaling $1.0 million primarily as a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued declines in market conditions in the commercial real estate market in Northern California During the quarter ended March 31, 2004, we recorded a benefit to operating expense totaling $2.4 million, primarily as a result of entering into a sublease agreement which was not anticipated in previous estimates of the restructuring obligation.

Actual sublease payments due to us under noncancelable subleases of excess facilities totaled $56.8 million as of June 30, 2004, and the remainder of anticipated sublease income of $133.6 million represents our best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at June 30, 2004, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on our operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss of our Sunnyvale, California headquarters as of June 30, 2004 by approximately $7.7 million.

The following table details accrued lease abandonment costs and related activity from September 30, 2003 through June 30, 2004 (in thousands):

Lease abandonment costs
Accrued restructuring obligations as of September 30, 2003	$47,809
Cash paid	(3,882)

Accrued restructuring obligations as of December 31, 2003	43,927
Cash paid	(2,748)
Adjustments	(2,397)

Accrued restructuring obligations as of March 31, 2004	38,782
Cash paid	(2,742)
Total charge to operating expense	1,013

Accrued restructuring obligations as of June 30, 2004	$37,053
Less: current portion	9,872

Accrued restructuring obligations, less current portion	$27,181

As of June 30, 2004, we had contractual commitments of $201.5 million for abandoned properties.

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

Risk Factors

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating us and our business because such factors may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, including in “Overview of Quarter Ended June 30, 2004 and Outlook for Fiscal Year 2004,” and the risks discussed in our other SEC filings, including our Form 10-K/A and the Registration Statement, actual results could differ materially from those projected in any forward-looking statements.

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

Our Merger with FreeMarkets Is Subject to a Number of Risks.

On July 1, 2004, we completed our merger with FreeMarkets, which provides companies with software, services and information for global supply management. Our merger with FreeMarkets is subject to a number of risks. These include risks that are disclosed in the Registration Statement under “Risk Factors—Risks Related to the Merger” and elsewhere. Among other things, achievement of the expected benefits of the merger, including cost savings, will depend on successfully:

•	integrating the operations and personnel of the two geographically separate companies;

•	offering the complementary products and services of each company to the other company’s existing customers; and

•	developing new products and services that utilize the assets of both companies.

In addition, the merger could adversely affect our financial results, adversely affect our stock price or result in lost revenues and business opportunities as a result of customer confusion. If any of these or other risks relating to the merger occur, our business and prospects may be seriously harmed.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We had an accumulated deficit of approximately $4.3 billion as of June 30, 2004, including cumulative charges for the amortization of goodwill and other intangible assets and the impairment of goodwill and other intangible assets totaling approximately $3.7 billion. We may incur significant losses in the future for a number of reasons, including the following:

•	adverse economic conditions, in particular declines in information technology spending;

•	the failure of our standalone spend management solution business to mature as a separate market category;

•	declines in average selling prices of our products and services resulting from competition, our introduction of newer products that generally have lower list prices than our more established products and other factors;

•	failure to achieve and implement growth initiatives designed in part to offset declines in revenue from our strategic relationship with Softbank and from prior year contracts;

•	failure to effectively redeploy internal resources to enhance our marketing, sales and service programs;

•	failure to successfully grow our sales channels in Europe and Japan;

•	increased reliance on hosted solutions and subscription offerings that result in lower near-term revenues from customer deployments;

•	failure to maintain tight control over costs;

•	increased restructuring charges resulting from the failure to sublease excess facilities at anticipated levels and rates; and

•	the impact of our merger with FreeMarkets.

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

Our quarterly operating results have varied or may vary depending on a number of factors, including the following:

Risks Related to Revenues:

•	fluctuations in demand, sales timing mix and average selling price for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	fluctuations in the number of relatively larger orders for our products and services;

•	increased dependence on relatively smaller orders from a larger number of customers;

•	increased dependence on the number of new customer contracts in the current quarter, including follow-on contracts from existing customers, rather than on contracts entered into in prior quarters;

•	increased dependence on generating revenues from new revenue sources;

•	delays in recognizing revenue from licenses of software products;

•	changes in the mix of types of licensing arrangements and related timing of revenue recognition;

•	the impact of recent declines in our deferred revenue;

•	changes in our product line and customer demand resulting from our acquisition of FreeMarkets; and

•	the impact of the restatement of our consolidated financial statements and our ongoing legal proceedings on customer demand.

Risks Related to Expenses

•	unanticipated costs resulting from the redeployment of internal resources to expand marketing, sales and service programs;

•	our overall ability to control costs, including managing reductions in expense levels through restructuring and severance payments;

•	the level of expenditures relating to the restatement of our consolidated financial statements and our ongoing legal proceedings;

•	changes in our pricing policies and business model, including increased reliance on hosted solutions and the implementation of programs to generate revenue from new sources;

•	costs associated with the acquisition and integration of FreeMarkets into Ariba, including the amortization of other intangible assets and stock-based compensation expense;

•	the failure to adjust our workforce to changes in the level of our operations; and

•	the loss of key personnel.

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

Our quarterly revenues are especially subject to fluctuation because they depend on the sale of relatively large orders for our products and related services. For example, between three and eight individual customers represented at least 50% of our license revenues for each of the quarters ended June 30, 2004, March 31, 2004, December 31, 2003, September 30, 2003, June 30, 2003, March 31, 2003, and December 31, 2002. In addition, many of these relatively large orders are realized at the end of the quarter. As a result of this concentration and timing, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter.

As discussed in “Risk Factors—Our Business May be Seriously Harmed if We Are Unable to Satisfactorily Resolve Our Dispute with Softbank,” we are in the process of negotiating the definitive agreement with Softbank under which we will settle our dispute with Softbank. The resolution of this dispute could affect the level of revenues realized by us in any given quarter. In addition, our sales cycles are long and can be unpredictable. See “Risk Factors—Implementation of Our Products by Large Customers Is Complex, Time Consuming and Expensive. We Frequently Experience Long Sales and Implementation Cycles. These Factors May Increase Our Operating Costs and Delay Recognition of Revenues.”

We May Continue to Depend on Ariba Buyer for a Substantial Portion of Our Business for the Foreseeable Future. Price Declines or the Failure to Achieve Broad Market Acceptance of Ariba Buyer Could Adversely Impact Our Business.

We anticipate that revenues from Ariba Buyer and related products and services will continue to constitute a substantial portion of our revenues for the foreseeable future. For example, we recognized 52%, 54%, and 59% of total revenues from Ariba Buyer licenses and related maintenance in the three and nine months ended June 30, 2004, and the fiscal year ended September 30, 2003, respectively. If we experience price declines or fail to achieve broad market acceptance of Ariba Buyer, our business could be seriously harmed.

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

We frequently enter into contracts where we recognize only a portion of the total revenue under the contract in the quarter in which we enter into the contract. For example, we may recognize revenue on a ratable basis over the life of the contract or enter into contracts where the recognition of revenue is conditioned upon delivery of future product or service elements. The portion of revenues recognized on a deferred basis may vary significantly in any given quarter, and revenues in any given quarter are a function both of contracts signed in such quarter and contracts signed in prior quarters. We anticipate that license revenues in future quarters will generally be more dependent on revenues from new customer contracts entered into in those quarters rather than from amortization or recognition of license revenues deferred in prior quarters.

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

As a Result of Our Merger With FreeMarkets, We Will be Subject to a Number of Risks That May Have Affected FreeMarkets’ Business and Operations Before the Merger.

The business and operations of FreeMarkets before our merger with them was subject to a number of risks that will affect our combined business after the merger. These include risks that were disclosed in “Risk Factors—Risks Related to FreeMarkets” and elsewhere in the Registration Statement as well in FreeMarkets’ filings with the SEC. Among this risks are the following:

•	customers may buy self-service products, rather that more costly technology enhanced services, which could adversely affect revenue;

•	the sales cycle for products and services that we now offer is long and uncertain and factors outside of our control may affect purchase decisions for those products and services;

•	revenues and fee from products and services that we now offer are concentrated and the loss of any significant customer may significantly reduce revenues and fees from those products and services;

•	customers may not purchase products and services that we now offer unless those products and services generate significant savings for these customers; and

•	revenues and gross margins may be impaired unless short-term agreements lead to long-term customer relationships.

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

Our Business May Be Seriously Harmed if We Are Unable to Satisfactorily Resolve Our Dispute with Softbank.

We also have strategic relationships with Softbank and its affiliates, as a minority stockholder of our Japanese and Korean subsidiaries, Nihon Ariba K.K. (“Nihon Ariba”) and Ariba Korea, Ltd., respectively, from which they derived license and maintenance revenues of $965,000 and $5.8 million for the quarters ended June 30, 2004 and 2003, respectively, and $4.3 million and $17.8 million for the nine months ended June 30, 2004 and 2003, respectively, including license and maintenance revenues recognized pursuant to a long-term revenue commitment. These amounts represent 1.8% and 10.2% of total revenues for the quarters ended June 30, 2004 and 2003, respectively, and 2.6% and 10.0% of total revenues for the nine months ended June 30, 2004 and 2003, respectively.

Our strategic relationship with Softbank has not performed to our expectations. In June 2003, we commenced an arbitration proceeding in San Francisco, California against Softbank for failing to meet contractual revenue commitments. In response to our arbitration demand, Softbank filed a counterdemand alleging breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing and fraud related to both of our Japanese and Korean subsidiaries. In November 2003, the arbitration panel dismissed the Korea related claims on jurisdictional grounds and entered an interim award requiring Softbank to make a $26.6 million interim payment, which includes interest, and to make future payment commitments on an interim basis. The panel ordered that these payments may only be used for the purpose of conducting Nihon Ariba’s business and will be subject to the panel’s final award, which may require repayment of the interim payments. In January 2004, Softbank re-filed its claims related to Korea in a separate arbitration proceeding in San Francisco, California, and we filed our defenses and counterdemand in that proceeding in March 2004.

Softbank has made three interim payments under the interim award totaling $43.4 million, including $9.7 million in April 2004. There is no assurance we can achieve a mutually satisfactory resolution of our dispute with Softbank. In connection with the arbitration proceeding, these funds are recorded in the period received as an increase to restricted cash and accrued liabilities.

On June 16, 2004, we entered into a binding agreement with Softbank setting forth the material terms under which Ariba and Softbank will settle the dispute. Under the terms of the agreement, we will acquire all of Softbank’s equity interests in Nihon Ariba K.K. and Ariba Korea Ltd., and will return to Softbank certain disputed interim payments Softbank has made in connection with the Nihon Ariba K.K. related arbitration proceedings. In addition, Softbank will purchase a license for certain of our software products for use by

Softbank, and its affiliates for their own benefit and for the benefit of unaffiliated third-party customers in Japan. The terms of the settlement agreement will be effected by definitive agreements to be negotiated and entered into by Ariba and Softbank.

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

Our Acquisitions Are, and Any Future Acquisitions Will Be, Subject to a Number of Risks.

On January 13, 2004, we acquired Alliente, Inc., a privately held company that provides procurement outsourcing services to companies based on Ariba technology. Alliente derived, and the Alliente business continues to derive, a substantial majority of its revenue from a single customer, and the loss of this customer could have a very significant negative effect on the Alliente business. Furthermore, the acquisition of Alliente could have the effect of straining or damaging our strategic relationships with certain consulting firms which also offer outsourcing services. On April 15, 2004, the Company completed the acquisition of Softface, Inc. (“Softface”), a privately held company headquartered in Walnut Creek, California. Softface is a spending performance management company. See Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion on these acquisitions.

On July 1, 2004, we completed our merger with FreeMarkets. See Note 9 of Notes to Condensed Consolidated Financial Statements for further discussion.

In addition, our acquisitions of Alliente, Softface and FreeMarkets are, and any future acquisitions will be, subject to a number of additional risks, including:

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

See “Risk Factors—Risks Related to the Merger” in the Registration Statement and “Risk Factors—Our Merger with FreeMarkets is Subject to a Number of Risks” above for additional information about risks relating to our merger with FreeMarkets.

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

Litigation Regarding Our IPO Could Seriously Harm Our Business.

Between March 20, 2001 and June 5, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against Ariba, certain of our former officers and directors (the “Individual Defendants”) and three of the underwriters of our initial public offering (“IPO”). These actions purport to be brought on behalf of purchasers of our common stock in the period from June 23, 1999, the date of our IPO, to December 23, 1999 (in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, relating to our IPO.

On June 26, 2001, these actions were consolidated into a single action bearing the title In re Ariba, Inc. Securities Litigation, 01 CIV 2359. On August 9, 2001, that consolidated action was further consolidated before a single judge with cases brought against additional issuers (who numbered in excess of 300) and their underwriters that made similar allegations regarding the IPOs of those issuers. The latter consolidation was for purposes of pretrial motions and discovery only. On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against Ariba and certain Individual Defendants, which the Court approved and entered as an order on March 1, 2002. On April 19, 2002, the plaintiffs filed an amended complaint in which they dropped their claims against Ariba and the Individual Defendants under Sections 11 and 15 of the Securities Act, but elected to proceed with their claims against such defendants under Sections 10(b) and 20(a) of the Exchange Act.

The amended complaint alleges that the prospectus pursuant to which shares of common stock were sold in our IPO, which was incorporated in a registration statement filed with the SEC, contained certain false and misleading statements or omissions regarding the practices of our underwriters with respect to their allocation to their customers of shares of common stock in our IPO and their receipt of commissions from those customers related to such allocations. The complaint further alleges that the underwriters provided positive analyst coverage of Ariba after the IPO, which had the effect of manipulating the market for our stock. Plaintiffs contend that such statements and omissions from the prospectus and the alleged market manipulation by the underwriters through the use of analysts caused our post-IPO stock price to be artificially inflated. Plaintiffs seek compensatory damages in unspecified amounts as well as other relief.

On July 15, 2002, Ariba and the Individual Defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. On or around November 18, 2002, during the pendency of the motion to dismiss, the Court entered as an order a stipulation by which all of the Individual Defendants were dismissed from the case without prejudice in return for executing a tolling agreement. On February 19, 2003, the Court rendered its decision on the motion to dismiss, granting a dismissal of the remaining Section 10(b) claim against Ariba without prejudice. Plaintiffs have indicated that they intend to file an amended complaint.

On June 24, 2003, a special litigation committee of our Board of Directors approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against us with prejudice in return for the assignment by us of claims that we might have against our underwriters. No payment to the plaintiffs by us was required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement, which has been executed on our behalf and on behalf of the Individual Defendants. The settling parties filed formal motions seeking preliminary approval of the proposed settlement on June 25, 2004. The underwriter defendants, who are not parties to the proposed settlement, filed a brief objecting to the settlement’s terms on July 14, 2004. There can be no assurance that the proposed settlement will be approved by the Court. In the event that the settlement is not approved by the Court, we intend to defend against these claims vigorously.

Defending against securities class action relating to our IPO may require significant management time and, regardless of the outcome, result in significant legal expenses. If our defenses are unsuccessful or we are unable to settle on favorable terms, we could be liable for large damages that could seriously harm our business and results of operations.

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

We have in the past been, and are now, subject to claims arising out of various aspects of our business operations, including, but not limited to, claims relating to intellectual property, employment, and breach of contract. For instance, in May 2004, we were sued for alleged patent infringement by ePlus, Inc. based on the sale of unspecified “Enterprise Spend Management” products. We are unable to assess the likely outcome of this litigation, which is at an early stage. We are at risk of future litigation relating to our business operations, which could be costly and time consuming. Any such litigation, particularly if adversely resolved, could seriously harm our business.

We May Incur Additional Restructuring Charges that Adversely Affect Our Operating Results.

We have recorded significant restructuring charges in the past relating to the abandonment of numerous leased facilities, including our Sunnyvale, California headquarters. Moreover, we have from time to time revised our assumptions and expectations regarding lease abandonment costs, resulting in additional charges. For example, in the quarters ended June 30, 2004 and 2003, we revised our estimates and expectations for our corporate headquarters and field offices disposition efforts, resulting in additional charges to operating expense of $1.0 million and $5.4 million, respectively. Additionally, in the quarter ended March 31, 2004, we recorded a benefit to operating expense totaling $2.4 million primarily as a result of entering into an unanticipated sublease agreement which was not estimated into the restructuring obligation. Each reporting period we review these estimates, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, as of June 30, 2004, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss of our Sunnyvale, California headquarters by approximately $7.7 million. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results.

We May Incur Additional Goodwill Impairment Charges that Adversely Affect Our Operating Results.

On June 30, 2004 we had $190.7 million of goodwill on our condensed consolidated balance sheet. Of this amount, $9.7 million resulted from the acquisition of Alliente and Softface in the second and third quarters of fiscal year 2004, respectively, and approximately $181.0 million resulted from acquisitions completed in fiscal year 2000. Our net assets as of June 30, 2004 were $220.0 million and our market capitalization as of that date was $546.3 million.

Our merger with FreeMarkets on July 1, 2004 is expected to result in additional estimated goodwill of between $350 million and $370 million, which would result in estimated aggregate goodwill of between $540 million and $560 million as of September 30, 2004.

We regularly review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below net assets for a sustained period. Based upon our net assets as of June 30, 2004, anticipated operating results for the quarter ended September 30, 2004 and the impact of our merger with FreeMarkets, if the price of our common stock were to be below a price currently estimated to be between $10.10 and $10.40 per share for a sustained period, thereby resulting in our market capitalization being below net assets, we would be required to complete an analysis of the recoverability of our goodwill. Our stock price is highly volatile and it has experienced significant declines in fiscal year 2004, and our common stock has recently been trading below this threshold. Depending on market conditions and other factors, we may determine that an impairment review is necessary and assess whether the goodwill carrying value is considered recoverable.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products in the United States and market our products in the United States, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-US sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. For the quarters ended June 30, 2004 and 2003, approximately 22% and 32%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of June 30, 2004 (in thousands):

		Contract Value		Unrealized Gain (Loss) in USD
	Buy/Sell	Foreign Currency	USD
Foreign Currency
British Pounds	Sell	$250	$453	$(4)
Swiss Francs	Sell	$750	$(595)	$6
Euro	Sell	$5,250	$6,304	$(91)

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of June 30, 2004.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains or losses of approximately $600,000. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures. We do not expect material exchange rate gains and losses from other foreign currency exposures.

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

	Year Ending June 30, 2005	Year Ending June 30, 2006	Year Ending June 30, 2007	Year Ending June 30, 2008	Year Ending June 30, 2009	Thereafter	Total
Cash equivalents	$63,188	$—	$—	$—	$—	$—	$63,188
Average interest rate	0.84%	—	—	—	—	—	0.84%
Investments	$15,445	$16,505	$36,836	—	—	—	$68,786
Average interest rate	3.20%	3.15%	2.05%	—	—	—	2.57%

Total investment securities	$78,633	$16,505	$36,836	$—	$—	$—	$131,974

As of June 30, 2004, these amounts exclude equity investments totaling $796,000 and uninvested cash of $90.4 million, of which $43.4 million represents funds received from Softbank and $27.9 million represents letters of credit for our real estate obligations, which are both classified as restricted cash on our condensed consolidated balance sheets.

Item 4.    Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

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

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of June 30, 2004 our disclosure controls and procedures are effective to ensure that material information relating to the company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II:    OTHER INFORMATION

Item 1.    Legal Proceedings

IPO Class Action Litigation

Between March 20, 2001 and June 5, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against Ariba, certain of its former officers and directors (the “Individual Defendants”) and three of the underwriters of its initial public offering (“IPO”). These actions purport to be brought on behalf of purchasers of Ariba’s common stock in the period from June 23, 1999, the date of its IPO, to December 23, 1999 (or in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, relating to its IPO.

On June 26, 2001, these actions were consolidated into a single action bearing the title In re Ariba, Inc. Securities Litigation, 01 CIV 2359. On August 9, 2001, that consolidated action was further consolidated before a single judge with cases brought against additional issuers (who numbered in excess of 300) and their underwriters that made similar allegations regarding the IPOs of those issuers. The latter consolidation was for purposes of pretrial motions and discovery only. On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against Ariba and certain Individual Defendants, which the Court approved and entered as an order on March 1, 2002. On April 19, 2002, the plaintiffs filed an amended complaint in which they dropped their claims against Ariba and the Individual Defendants under Sections 11 and 15 of the Securities Act, but elected to proceed with their claims against such defendants under Sections 10(b) and 20(a) of the Exchange Act.

The amended complaint alleges that the prospectus pursuant to which shares of common stock were sold in Ariba’s IPO, which was incorporated in a registration statement filed with the SEC, contained certain false and misleading statements or omissions regarding the practices of Ariba’s underwriters with respect to their allocation to their customers of shares of common stock in Ariba’s IPO and their receipt of commissions from those customers related to such allocations. The complaint further alleges that the underwriters provided positive analyst coverage of Ariba after the IPO, which had the effect of manipulating the market for its stock. Plaintiffs contend that such statements and omissions from the prospectus and the alleged market manipulation by the underwriters through the use of analysts caused Ariba’s post-IPO stock price to be artificially inflated. The actions seek compensatory damages in unspecified amounts as well as other relief.

On July 15, 2002, the Company and the Individual Defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. On or around November 18, 2002, during the pendency of the motion to dismiss, the Court entered as an order a stipulation by which all of the Individual Defendants were dismissed from the case without prejudice in return for executing a tolling agreement. On February 19, 2003, the Court rendered its decision on the motion to dismiss, granting a dismissal of the remaining Section 10(b) claim against the Company without prejudice. Plaintiffs have indicated that they intend to file an amended complaint.

On June 24, 2003, a special litigation committee of the Company’s Board of Directors approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that it might have against its underwriters. No payment to the plaintiffs by Ariba was required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement, which has been executed on behalf of the Company and the Individual Defendants. The settling parties filed formal motions seeking preliminary approval of the proposed settlement on June 25, 2004. The underwriter defendants, who are not parties to the proposed settlement, filed a brief objecting to the settlement’s terms on July 14, 2004. There can be no assurance that the proposed settlement will be approved by the Court. In the event that the settlement is not approved by the Court, the Company intends to defend against these claims vigorously.

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

In a series of orders issued by the Court in February and March, 2003, these cases were deemed related to each other and assigned to a single judge sitting in San Jose. On July 11, 2003, following briefing and a hearing on related motions, the Court entered two orders that together (1) consolidated the related cases for all purposes into a single action captioned In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, (2) appointed a lead plaintiff, and (3) approved the lead plaintiff’s selection of counsel. On September 15, 2003, the lead plaintiff filed a Consolidated Amended Complaint, which restated the allegations and claims described above and added a claim pursuant to Section 14(a) of the Exchange Act, based on the allegation that Ariba failed to disclose certain payments and executive compensation items in its January 24, 2002 Proxy Statement. On November 17, 2003, defendants filed a motion to dismiss the action for failure to state a claim, which was fully briefed and set for hearing on March 29, 2004. Prior to the hearing, the parties stipulated that, in lieu of proceeding to a hearing on defendants’ motion, plaintiff would withdraw its complaint and file a further amended complaint by April 16, 2004 and plaintiff did so on that date. Defendants’ motion to dismiss plaintiff’s further amended complaint was filed on June 18, 2004. A hearing on Defendants’ motion to dismiss is scheduled for October 29, 2004. This case is still in its early stages. We intend to defend against these claims vigorously.

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

These actions were assigned to a single judge sitting in San Jose. On May 7, 2003 following briefing and hearing on related motions, the court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead plaintiffs’ counsel. Pursuant to that order, plaintiffs filed an amended consolidated derivative complaint on May 28, 2003. The amended consolidated complaint restates the allegations, causes of action and relief sought as pleaded in the original complaints, and adds allegations relating to our April 10, 2003 announcement of the restatement of certain financial statements and also adds a cause of action for breach of contract. On October 28, 2003, we filed a demurrer, joined by the individual defendants, seeking dismissal of the action for failure to comply with applicable pre-litigation demand requirements. Following a hearing on our demurrer, the court issued a ruling on January 6, 2004 granting our demurrer and giving plaintiffs 60 days to file an amended complaint. The parties have since stipulated to extend this date to September 10, 2004. This case is still in its early stages. We intend to vigorously defend against the claim that plaintiffs should be excused from pre-litigation demand requirements based on allegations that our Board of Directors could not have fairly evaluated any pre-litigation demand and thus that such demand would have been futile.

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

Item 4.    Submission of Matters to a Vote of Securities Holders

The Company held its annual meeting of stockholders in New York, New York on June 28, 2004. The following information gives effect to the one-for-six reverse split effected July 1, 2004. Of the 45,756,945 shares outstanding as of the record date, 33,295,406 shares were present or represented by proxy at the meeting. At the meeting, the following actions were voted upon:

a. Approval of the issuance of shares of Ariba common stock pursuant to the Agreement and Plan of Merger and Reorganization by and among Ariba, Fleet Merger Corporation and FreeMarkets, Inc.

FOR	AGAINST	ABSTAIN
11,896,657	814,363	434,028

b. Approval of two proposed alternative amendments to the Company’s Amended and Restated Certificate of Incorporation to enable the Company to effect a reverse stock split of the Company’s issued and outstanding Common Stock in a ratio of 1-for-5 or 1-for-6.

FOR	AGAINST	ABSTAIN
31,677,301	1,535,828	82,276

c. To elect the following two directors to serve for terms ending upon the 2007 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

	FOR	WITHHELD
Thomas F. Monahan	31,735,037	1,560,368
Richard F. Wallman	31,735,037	1,560,368

The continuing directors with terms ending upon the 2005 Annual Meeting of Stockholders are Robert M. Calderoni and Robert E. Knowling, Jr. The continuing director with a term ending upon the 2006 Annual Meeting of Stockholders is Richard A. Kashnow.

d. To ratify the appointment of KPMG LLP as the Company’s independent public accountants for the fiscal year ending September 30, 2004:

FOR	AGAINST	ABSTAIN
31,786,978	1,294,753	213,673

e. Granting the proxies discretionary authority to adjourn the annual meeting, including for purposes of soliciting additional votes:

FOR	AGAINST	ABSTAIN
32,015,218	825,935	454,252

f. Granting the proxies discretionary authority to vote upon such matters as may properly come before the meeting or any adjournment or postponement of the meeting:

FOR	WITHHELD
27,076,564	2,239,697

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

(b)    Reports on Form 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission on April 27, 2004 to announce our earnings for the second quarter of fiscal year 2004.

A current report on Form 8-K was filed with the Securities and Exchange Commission on June 22, 2004 to report on a binding agreement that we entered into with Softbank Corp. setting forth the material terms under which the companies would settle their previously-announced dispute related to Nihon Ariba K.K., Ariba’s majority-owned Japanese subsidiary, and Ariba Korea, Ltd., Ariba’s majority-owned Korean subsidiary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ JAMES W. FRANKOLA
James W. Frankola Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 13, 2004

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.