Form 10-K
period 2004-09-30
ARIBA INC
filed 2004-12-14
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

The aggregate market value of the common stock held by non-affiliates of the Registrant (based on the closing price for the common stock on the Nasdaq Stock Market on March 31, 2004) was approximately $770.4 million.

As of November 30, 2004, there were 65,254,920 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its annual meeting of stockholders for the year ended September 30, 2004 are incorporated by reference in Part III of this Form 10-K.

ARIBA, INC.

FORM 10-K

September 30, 2004

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

Recent Events

On July 1, 2004, we completed our merger with FreeMarkets, Inc. (“FreeMarkets”), a publicly held company headquartered in Pittsburgh, Pennsylvania. FreeMarkets provided companies with software, services and information for global supply management. Pursuant to the merger, former stockholders of FreeMarkets received 0.375 shares of our common stock (after giving effect to the one-for-six reverse split of our outstanding common stock effected on July 1, 2004) and $2.00 in cash for each outstanding share of FreeMarkets common stock held by them. See Note 4 of Notes to Consolidated Financial Statements for further discussion.

Overview

Ariba provides spend management solutions that allow enterprises to efficiently manage the purchasing of non-payroll goods and services required to run their business. We refer to these non-payroll expenses as “spend.” Our solutions include software applications, professional services and network access. They are designed to provide enterprises with technology and business process improvements to better manage their spending and, in turn, save money. Our software applications and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and settlement activities. These goods and services include commodities, raw materials, operating resources, services, temporary labor, travel and maintenance, repair and operations equipment.

Procurement organizations have increasingly evolved over the last several years from providing a primarily tactical function to providing a strategic function in an effort to lower costs. Enterprises have increasingly focused on global suppliers, manufacturers and service providers in order to reduce costs, better manage supplier relationships, make faster decisions, and establish more efficient procurement processes. At the same time, technological advances are further enabling these global business initiatives, as Internet connectivity has defined new ways to identify, negotiate and engage with suppliers and partners worldwide, while other data aggregation and enrichment tools are providing greater insight into procurement trends and best practices.

We believe that technology alone is not enough to transform procurement from a tactical to a strategic function. Accordingly, Ariba Spend Management solutions combine domain expertise, operational services, software applications and network access. We work closely with our customers, providing sourcing, procurement and commodity expertise around the world to help companies optimize their spend management processes and supplier relationships. We then leverage our broad spend management technology platform to help our customers realize repeatable savings over the long term.

Ariba was incorporated in Delaware in September 1996 and from that date through March 1997 was in the development stage, conducting research and developing our initial products. Our principal executive offices are located at 807 11th Avenue, Sunnyvale, California 94089.

Ariba Spend Management Solutions

Ariba is focused on providing world-class spend management solutions that drive rapid and sustainable bottom-line results. Our solutions allow enterprises to take a step-by-step approach with products and services that work together. By combining a comprehensive suite of software applications, professional services and network access, Ariba helps customers to address six key areas of spend management.

•	Ariba Strategy Solution—helps enterprises define their spend management vision and develop a program that aligns their strategy and resources.

•	Ariba Visibility Solution—provides enterprises with a comprehensive set of products and services to enhance spend visibility across the purchasing lifecycle.

•	Ariba Sourcing Solution—allows enterprises to identify top suppliers across a broad range of categories to negotiate procurement terms, leverage and aggregate spend, implement best practices and manage procurement contracts.

•	Ariba Procurement Solution—delivers flexible applications and services to enhance requisitioning and procurement capabilities for handling every aspect of spend.

•	Ariba Supplier Management Solution—provides enterprises with a broad set of products and services to support supplier interaction and performance throughout the spend management lifecycle.

•	Ariba Managed Services—allow procurement organizations to outsource tactical procurement activities and the entire management of spend categories.

Ariba Spend Management solutions are delivered in a flexible manner, depending upon the needs and preferences of the customer. For customers seeking self sufficiency, we offer flexible and highly configurable technology and related services. For customers seeking expert assistance, we offer sourcing process and commodity expertise in over 400 categories of spend. Finally, for those customers seeking managed services, we offer tailored solutions to outsource processes, spend categories or entire procurement operations. Customers may subscribe to our software products and services for a specified term, purchase a perpetual license or pay for services on a time-and-materials basis, depending upon their business requirements.

Ariba Software Applications

Ariba software applications were built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. They are designed to integrate with all major platforms and can be accessed via a web browser. One of the key differentiators of Ariba Spend Management solutions is the ability to integrate with multi-ERP (enterprise resource planning) software applications. Many large corporations use several different ERP platforms that cannot easily work with each other. For this reason, our software applications are designed to run on top of major legacy or backend applications for business processes, such as human resource management and accounting, thus eliminating the need for manual transfer of critical information from Ariba products to ERP systems. Except for Ariba QuickSource, our software applications are primarily provided as installed applications, but may also be delivered as hosted applications or service offerings. Ariba QuickSource is provided only as a hosted application.

Ariba Analysis is designed to provide our customers with a single, unified view of their spending activities across all of their suppliers, divisions and purchased goods or services. Analytical tools summarize data into meaningful dashboards to help purchasing and sourcing professionals identify specific groups of goods and services with the largest opportunities for savings. Savings opportunities are frequently identified for goods or services which employees purchase without proper authorization or from a fragmented supply base. By providing visibility into and control of spend across all categories, systems and divisions throughout the source-to-pay cycle, Ariba Analysis helps businesses drive significant reductions in spend. Ariba Analysis was first introduced in March 2002.

Ariba Buyer is a robust, scalable and reliable application that enables organizations to manage purchasing transactions for any good or service. The automation of the procurement business process is designed to reduce processing costs, improve productivity and help ensure compliance with enterprise-wide contracts. Ariba Buyer links end-users throughout an organization with approvers, and links the procurement application to back-end financial, purchasing and human resource systems to access important procurement information, such as supplier product information, price lists, web sites and order status. Ariba Buyer helps customers attain global user and supplier adoption, enforce purchasing compliance against corporate policies and contracts, and measure progress. All of these factors drive cost savings by reducing transaction expenses, decreasing cycle times and leveraging existing supplier relationships. Ariba Buyer leverages the Ariba Supplier Network to securely automate commerce transactions with suppliers on the Internet. Ariba Buyer was first introduced in June 1997.

Ariba Category Management enables sourcing and procurement professionals to collaborate, gain greater organizational visibility and control, and capture category knowledge. It helps teams make better decisions and increases adoption, compliance and efficiency by providing workspaces for process and knowledge management. Ariba Category Management was first introduced in February 2003.

Ariba Category Procurement enables customers to better manage complex categories of spend, including catalog, travel, third-party, time-based and project-based purchases. With Ariba Category Procurement, enterprises can improve category spend management across a broad range of categories, including but not limited to facilities management, janitorial services, information technology and management consulting, limousine services, field maintenance, legal services, market research, temporary labor and print services. Ariba Category Procurement was first introduced in February 2004.

Ariba Contract Compliance provides comprehensive enterprise-wide management of the contract lifecycle and provides buyers access to a centralized repository of contracted products and services. Using Ariba Contract Compliance, buyers can create, search, amend and re-source contracts, as well as monitor contract usage and supplier price compliance. Ariba Contract Compliance was first introduced in February 2002.

Ariba Contract Workbench provides a set of functionality focused on addressing the creation, authoring, and repository functions of the contract management lifecycle. It provides organizations with a user-friendly platform that allows users to more efficiently create and manage contracts with functionality that includes contract search, template selection, clause usage, and process and document management. Ariba Contract Workbench was first introduced in February 2004.

Ariba Data Enrichment facilitates spend analysis by cleansing, classifying and enriching real spend data from an enterprise’s various data systems. Ariba Data Enrichment uses natural language processing to classify free-form text descriptions, a database of over 16 million supplier records to further assist in classifying and enriching supplier data, and an exhaustive list of commodity-specific rules to add clarity to all types of spend. The technology base for Ariba Data Enrichment was developed by Softface, Inc. (“Softface”), which we acquired in April 2004.

Ariba eForms allows organizations to automate non-standard business processes outside of the core requisitioning process. Users are able to attach custom forms to existing Ariba software applications or create new software applications for nearly any type of operating resource request. Ariba eForms are created using XML (eXtensible Markup Language), a definition language that allows organizations to design forms that capture information from end-users and route the information for internal approval. Each Ariba eForm can have its own approval rules and can incorporate standard data from Ariba Buyer, including financial accounting and human resources information. Ariba eForms was first introduced in September 1998.

Ariba Invoice streamlines and optimizes the invoice and reconciliation processes, enabling customers to gain more control over the procurement cycle. It replaces manual and paper-intensive activities with efficient electronic invoicing. Ariba Invoice provides customers with an intuitive user interface, robust workflow-based exception handling, and real-time supplier communication designed to create greater time, resource and cost efficiencies. The solution minimizes the costs and errors of manual data entry, invoice matching and exception resolution. Ariba Invoice was first introduced in April 2002.

Ariba QuickSource is an introductory negotiation platform that allows sourcing professionals to more fully automate the process of structuring and executing online markets by simplifying and enhancing the request-for-quote/request-for-proposal process. Ariba QuickSource is a hosted application that can be deployed quickly, is easy to use and delivers rapid, measurable savings. Ariba QuickSource was developed by FreeMarkets and first introduced in February 2001.

Ariba Settlement helps automate and centralize the payment reconciliation, disbursement and remittance processes across a global enterprise, thereby enabling enterprises to improve payment forecasts and status visibility for both internal and external stakeholders. Ariba Settlement enables enterprises to proactively and accurately manage payment terms, automate vendor disbursements, drive additional discounts and improve cash forecast visibility. Enterprises may schedule batch payments, optimize vendor discounts and electronically share remittance details with suppliers leveraging the Ariba Supplier Network. Ariba Settlement was first introduced in February 2004.

Ariba Sourcing is an enterprise-wide strategic sourcing application designed for all spend categories. It assists professional buyers at many steps in the sourcing process, from defining spending baselines and category requirements to finding suppliers and negotiating agreements. Ariba Sourcing speeds and streamlines the request-for-quote/request-for-proposal process, dynamic events, auctions and negotiations management by providing event management tools, team management functionality, communications facilitation, and automated supplier bid collection and analysis. Ariba Sourcing was first introduced in September 2001.

Ariba Supplier Performance Management helps enterprises define, measure and enhance the performance of suppliers to meet business goals. It enables enterprises to gather supplier performance data, use analysis templates to compare suppliers across a category for better sourcing and procurement decisions, collaborate on ideas, issues and documents throughout the sourcing process, and monitor supplier performance across transactional and subjective interactions using quantitative and qualitative data. Ariba Supplier Performance Management was first introduced in June 2003.

Ariba Travel and Expense helps enterprises to manage the procurement of corporate travel and expenses. The application automates the manual processes required for travel purchases to increase expense policy compliance, decrease administrative costs, and reduce travel approval and expense reimbursement cycle times. Ariba Travel and Expense provides a set of features to generate expense reports automatically from travel cards or procurement cards and can route expense reports to functional travel and expense managers. Ariba Travel and Expense was first introduced in September 1998.

Ariba Supplier Network

Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our customers with their business partners and suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 100,000 suppliers of a wide array of goods and services are connected to the Ariba Supplier Network. As a result, our customers can connect once to the Ariba Supplier Network and simultaneously access many suppliers. By using the Ariba Supplier Network, businesses can realize cost savings through greater process efficiencies, better employee and contract compliance, reduced inventories and fair pricing opportunities.

The Ariba Supplier Network is a multi-protocol network that allows buyers to send orders from Ariba Buyer in one standard format that are then converted into the supplier’s preferred transaction format. Supported formats include: cXML (Commerce eXtensible Markup Language), a format used on the Internet to describe commerce data and documents; EDI (Electronic Data Interchange), a format used to electronically exchange data and documents; CIF (Catalog Interchange Format), a format commonly used to electronically transfer catalog information; electronic mail; or facsimile. In addition, by using Ariba PunchOut, a cXML-based technology, buyers can link to a supplier’s web site to find, configure and select products while keeping the purchasing process within Ariba Buyer for internal approval, accounting and administrative controls. This feature is particularly useful when working with suppliers that have extensive web sites, product configuration systems and large product catalogs.

Frequently, suppliers join the Ariba Supplier Network at the request of buyers who purchase goods and services using Ariba Spend Management solutions. To help buyers attract and rapidly enable their target suppliers, we have created Ariba Supplier Enablement solutions that provide a broad range of products and services to enable suppliers of various sizes in all industries to join the Ariba Supplier Network. Ariba Supplier Enablement solutions include tools for content management, order management, order fulfillment, invoicing and settlement that help suppliers manage business transactions and content simply through a web browser or by using XML. We have also created other Ariba Supplier Programs, including Ariba Supplier Advantage, Ariba Supplier Consulting and Ariba Ready, to help suppliers develop, deploy and promote their capabilities on the Ariba Supplier Network.

Access to the Ariba Supplier Network is provided to our customers as part of their license and maintenance agreements. For suppliers joining the Ariba Supplier Network, they must agree to a standard web-based terms of use agreement with us, and link to the network through any of several formats (e.g. cXML, EDI or facsimile). Suppliers that exceed certain transaction volumes are charged a nominal fee for access to the Ariba Supplier Network. In addition, suppliers are charged fees for the optional Ariba Supplier Programs and premium technology support services.

Ariba Solutions Delivery

In addition to software applications, Ariba Spend Management solutions include a broad range of strategic services. Ariba Solutions Delivery services include implementation and strategic consulting services, education and training, commodity expertise and decision support services, benchmarking services, low-cost country sourcing and procurement outsourcing services. Our professionals work in concert with experts from third party consulting practices to help customers improve their procurement processes. All of these additional offerings are designed to improve the return on investment our customers receive through the use of our solutions.

Since our inception, Ariba customers have used our team of consultants who maintain deep knowledge of Ariba applications to lead or assist third-party consultants during the implementation process. Through our merger with FreeMarkets and acquisition of Alliente, we have enhanced the Ariba Solutions Delivery organization during the past year both by adding professionals with strategic sourcing expertise, business process re-engineering expertise, specific commodity expertise and best practices expertise, and by adding a procurement outsourcing capability. We now offer services capabilities in seven key areas:

•	Advisory Services—help customers with the development of a spend management program focusing on organizational needs, spend management processes and the integration of appropriate spend management applications.

•	Data Services—help our customers navigate data-rich, complex spend management environments, thereby transforming spend management data into a useful tool for the procurement professional. Better spend management data leads to better targeted spend management programs, more effective sourcing projects and improved decision analytics. Our capabilities extend from core data extraction through project-specific analytics.

•	Category Services—provide in-depth commodity and spend management knowledge to the customer. Our capabilities extend from commodity-specific sourcing advisory services and expertise to benchmarking support and market analysis.

•	Supplier Services—enable customers to utilize our global supply base knowledge and leading market experience to manage critical activities throughout the entire supplier lifecycle, including identifying new suppliers, moving negotiated savings to the bottom-line and determining and tracking ongoing supplier performance against strategic performance metrics.

•	Managed Services—improve the execution of spend management projects by integrating best practices and global project support throughout the lifecycle of the project. We provide customers with project advice, dedicated project management, multi-language event administration and procurement outsourcing services.

•	Implementation Services—enable companies to leverage world-wide functional and technical experts to help with the deployment of Ariba Spend Management applications. These services include basic application deployment, ongoing technology assessment and upgrade strategies, and a wide range of supplier management capabilities enabling companies to optimize their spend management technical capabilities.

•	Application Services—help companies to manage, maintain and benefit from their Ariba Spend Management technologies. These services include standard learning-center training, custom training, product support, technical support and site administration service.

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

We have reselling and/or hosting relationships with IBM, Unisys, EDS, AMS and USi. We have business consulting relationships with IBM, Accenture, Capgemini, Deloitte Consulting, BearingPoint and Unisys, as well as a number of regional consulting firms. These partners implement our products and assist us with sales lead generation. We have certified and trained consultants in these organizations for the implementation and operation of our products.

We have relied, and expect to continue to rely, on a number of third parties to implement, support and recommend our products and services during the evaluation stage of a customer’s purchase process. If we are unable to maintain or increase the quality of our relationships with providers that recommend, implement or support goods and services management systems, our business could be harmed. A number of our competitors, including Oracle, SAP and PeopleSoft, have significantly more established relationships with such providers and, as a result, these firms may be more likely to recommend competitors’ products and services rather than our products and services. Furthermore, it is possible that our current implementation partners, many of which have significantly greater financial, technical, marketing and other resources than we have, could begin to market software products and services that compete with our products and services.

Employees

As of September 30, 2004, we had a total of 1,686 employees, including 335 in research and development, 264 in sales and marketing, 909 in professional services, customer support and training, and 178 in administration, finance, information technology and human resources. Of these employees, 1,182 were located in the United States of America and 504 were located outside the United States of America. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

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

Sales

We sell our solutions primarily through our worldwide direct sales organization. As of September 30, 2004, our direct sales force consisted of 199 sales professionals, application specialists, and supporting personnel located in several domestic locations and in offices in North America, Europe, Asia, Australia and Latin America.

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

Our education services group delivers education and training to our clients and partners. We offer a comprehensive series of classes to provide the knowledge and skills to successfully deploy, use and maintain our products and solutions. These courses focus on the technical aspects of our products as well as real-world business issues and processes. All of our classes include lecture, demonstration, discussion and hands-on use of our solutions. Classes are held regularly in our training facilities at our headquarters in Sunnyvale, California and in our offices in Pittsburgh, Pennsylvania, London and Singapore.

Research and Development

We introduced our initial product, Ariba Buyer, in June 1997, and since then we have released a number of new products and product enhancements to address the needs of sourcing and procurement professionals. We began to operate the Ariba Supplier Network in April 1999 and continue to provide enhancements to it on an ongoing basis. We introduced Ariba Enterprise Sourcing in September 2001, and recently upgraded the solution to incorporate functionality from legacy FreeMarkets applications. During fiscal year 2004, we introduced several new products, including Ariba Data Enrichment (based on technology acquired from Softface), Ariba QuickSource (which was previously offered by FreeMarkets), and several internally developed products such as Ariba Contract Workbench, Ariba Category Procurement and Ariba Settlement.

Our research and development expenses were $54.1 million, $54.0 million and $64.4 million for the fiscal years ended September 30, 2004, 2003 and 2002, respectively. Also, for the years ended September 30, 2004, 2003 and 2002, we recorded amortization of acquired technology as part of cost of revenues of $1.7 million, $4.0 million and $6.7 million, respectively, in connection with our various acquisitions.

Our research and development organization is divided into teams based upon our Ariba Spend Management solutions (e.g., Ariba Visibility Solution, Ariba Sourcing Solution and Ariba Procurement Solution) and the Ariba Supplier Network, as well as for server and infrastructure development, user interface and Internet application design, tools development, enterprise integration, operations, quality assurance, documentation, release management and advanced development. These teams regularly share resources and collaborate on code development, quality assurance and documentation.

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

Acquisitions

On January 28, 2003, we acquired Goodex AG (“Goodex”), a privately-held European sourcing services provider. On January 13, 2004, we acquired Alliente Inc. (“Alliente”), a privately-held provider of procurement outsourcing services. On April 15, 2004, we acquired Softface, a privately-held provider of data enrichment solutions for spend management. On July 1, 2004, we merged with FreeMarkets, a publicly held provider of software, services and information for global supply management. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 4 and 5 of Notes to Consolidated Financial Statements for more detailed information.

International Operations

We currently have offices in 22 countries. All of our international operations are conducted through wholly owned subsidiaries, except for our Japanese subsidiary, Nihon Ariba K.K., and our Korean subsidiary, Ariba Korea, Ltd., in which Softbank and other strategic partners owned minority interests as of September 30, 2004.

Revenues from our international operations were $85.0 million, $75.4 million and $73.5 million for the fiscal years ended September 30, 2004, 2003 and 2002, respectively. For the years ended September 30, 2004, 2003 and 2002, Softbank accounted for approximately 2%, 10% and 8% of our revenue, respectively. Also see Note 9 of Notes to Consolidated Financial Statements for financial information about our geographic areas. We have recently restructured our strategic relationship with Softbank. See “Overview of Fiscal Year 2004—Settlement of Dispute with Softbank” below and Notes 12 and 13 of Notes to Consolidated Financial Statements for the impact of our settlement with Softbank.

Competition

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition has resulted in price reductions and could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete with several major enterprise software companies including SAP, Oracle and PeopleSoft. We also compete with several service providers including McKinsey and A.T. Kearney. In addition, we occasionally compete with other small niche providers of sourcing or procurement products and services, including Emptoris, Frictionless Commerce, Ketera Technologies, Perfect Commerce, Procuri and Verticalnet. Because spend management is a relatively new software category, we expect additional competition from other established and emerging companies if this market continues to develop and expand. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. These third parties, which include IBM, Accenture, Capgemini, Deloitte Consulting, BearingPoint and Unisys, are generally not subject to confidentiality or non-compete agreements that restrict such competitive behavior.

We believe that the principal competitive factors affecting our market include a significant base of reference customers, breadth and depth of solution, product quality and performance, customer service, core technology, product features, ability to implement solutions and value of solutions, ability to integrate with multiple ERP platforms and size of vendor. Although we believe that our solutions currently compete favorably with respect to these factors, our market is rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

Many of our current and potential competitors have longer operating histories, significantly greater current and potential financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than we do. Some of these vendors have and may continue to introduce spend management modules that are included as part of broader enterprise applications at little or no cost. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations. As a result, we may not be able to successfully compete against our current and future competitors.

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

We currently have twelve U.S. patents issued and 46 U.S. patent applications pending. We also have one foreign patent issued and 36 foreign patent applications pending. It is possible that the patents that we have applied for, if issued, or our potential future patents may be successfully challenged or that no patents will be issued from our pending patent applications. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm our ability to do business.

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

Ariba and the Ariba logo are registered trademarks in the United States of America. In addition, we have Ariba, the Ariba logo and the Ariba “boomerang” design registered in one or more foreign countries. We also have filed applications to register these trademarks in several additional countries. The above-mentioned trademark applications are subject to review by the applicable governmental authority, may be opposed by private parties, and may not issue.

In January 2000, we entered into an intellectual property agreement with IBM under which, among other things, each party granted to the other party a perpetual cross-license to certain of the other party’s patents which were issued at the time of the agreement or which issued based on applications filed within three years after the agreement. Among other things, the cross-license allows each party to make, use, import, license or sell certain products and services under such patents of the other party. As such, the agreement forecloses each party from trying to enforce such patents against the other party by claiming that the other party’s products and services violated the patents.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States of America. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or our other intellectual property.

There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. For example, we are a defendant in a lawsuit alleging that three of our products, Ariba Buyer, Ariba Marketplace (which we no longer offer) and Ariba Category Procurement, infringe patents held by a third party. See “Legal Proceedings—Patent Infringement Litigation” for more information. It is possible that in the future other third parties may claim that we or our current or potential future products infringe their intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could harm our business.

Available Information

Our Internet address is www.ariba.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

ITEM 2.    PROPERTIES

Ariba occupies two principal office locations in Sunnyvale, California and Pittsburgh, Pennsylvania.

Our operations at our corporate headquarters in Sunnyvale, California consist principally of marketing, research and development and some administrative activities. We occupy approximately 191,200 square feet in a 716,000 square foot, five building office park. Our lease for the entire office park commenced January 25, 2001 and expires on January 24, 2013. We currently sublease two and one-half buildings, totaling 442,600 square feet, to third parties. These subleases expire on July 31, 2007, August 31, 2008 and May 13, 2008. The remaining 82,200 square feet is available for sublease.

We also occupy 108,900 square feet of office space in Pittsburgh, Pennsylvania under a lease covering 182,000 square feet that expires in May 2010. The remaining 73,100 square feet is available for sublease. Our operations at this location consist principally of our services organization and administrative activities.

Our sales activities are headquartered in Atlanta, Georgia where we lease 11,092 square feet of office space. Our other regional offices are located in Colorado Springs, Colorado; Chicago, Illinois; Burlington, Massachusetts; Detroit, Michigan; and Bridgewater, New Jersey. These leases total approximately 74,400 square feet and expire at various dates between calendar years 2004 and 2008. We lease other North American sales and support offices located in the metropolitan areas of Dallas, Texas; Los Angeles, California; Minneapolis, Minnesota; Greensboro, North Carolina; Philadelphia, Pennsylvania; Toronto, Canada; and Mexico. We also lease sales and support offices outside of North America in locations including Australia, Belgium, Brazil, China, Czech Republic, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Korea, the Netherlands, Singapore, Spain, Switzerland, Taiwan and the United Kingdom.

Prior to moving to our current corporate headquarters, we leased 131,560 square feet in Mountain View, California under a lease that expires October 31, 2006. This facility is currently fully subleased to third parties for the remaining term. We lease an additional 45,000 square feet in Mountain View, California under a lease that expires April 30, 2005 and this space is currently available for sublease. We are in the process of subleasing some of our excess leased facilities located in Sunnyvale and Mountain View, California; Lisle, Illinois; and Brussels, Belgium for the remaining lease terms.

We may add additional offices in the United States of America and in other countries as growth opportunities present themselves, as well as from time to time abandon locations that are no longer required to meet the needs of our business.

ITEM 3.    LEGAL PROCEEDINGS

IPO Class Action Litigation

Between March 20, 2001 and June 5, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against Ariba, certain of our former officers and directors (the “Ariba Individual Defendants”) and three of the underwriters of our initial public offering (the “Ariba IPO”). These actions purport to be brought on behalf of purchasers of our common stock in the period from June 23, 1999, the date of the Ariba IPO, to December 23, 1999 (in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, relating to the Ariba IPO. In addition, since July 31, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against FreeMarkets, Inc., certain of its officers and directors (the “FreeMarkets Individual Defendants”) and the underwriters of FreeMarkets’ initial public offering (the “FreeMarkets IPO”). These actions purport to be brought on behalf of purchasers of FreeMarkets’ common stock in the period from December 9, 1999, the date of the FreeMarkets IPO, to December 6, 2000 (in some cases, to July 30, 2001), and make claims relating to the FreeMarkets IPO similar to the claims made in the Ariba IPO actions.

On June 26, 2001, the Ariba IPO actions were consolidated into a single action bearing the title In re Ariba, Inc. Securities Litigation, 01 CIV 2359. Similarly, the FreeMarkets IPO actions were consolidated into a single action bearing the title Steffey v. FreeMarkets, Inc. et al., 01 CIV 7039. On August 9, 2001, those consolidated actions were further consolidated (for pretrial purposes), with cases brought against additional issuers (who numbered in excess of 300) and their underwriters that made similar allegations regarding the IPOs of those issuers. On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against Ariba, FreeMarkets and certain Individual Defendants, which the Court approved and entered as an order on March 1, 2002. On April 19, 2002, the plaintiffs filed an amended complaint in which they dropped their claims against Ariba, FreeMarkets and all of the Ariba Individual Defendants and the FreeMarkets Individual Defendants under Sections 11 and 15 of the Securities Act, but elected to proceed with their claims against such defendants under Sections 10(b) and 20(a) of the Exchange Act.

The amended consolidated complaint alleges that the prospectuses pursuant to which shares of common stock were sold in the Ariba IPO and the FreeMarkets IPO, which were incorporated in registration statements filed with the SEC, contained certain false and misleading statements or omissions regarding the practices of our and FreeMarkets’ underwriters with respect to their allocations to their customers of shares of common stock in the IPOs and their receipt of commissions from those customers related to such allocations. The complaint further alleges that the underwriters provided positive analyst coverage of Ariba and FreeMarkets after their respective IPOs, which had the effect of manipulating the market for our stock and FreeMarkets’ stock, respectively. Plaintiffs contend that such statements and omissions from the prospectuses and the alleged market manipulation by the underwriters through the use of analysts caused the post-IPO stock prices of Ariba and FreeMarkets to be artificially inflated. Plaintiffs seek compensatory damages in unspecified amounts as well as other relief.

On July 15, 2002, Ariba, FreeMarkets and the Ariba Individual Defendants and the FreeMarkets Individual Defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. On or around November 18, 2002, during the pendency of the motion to dismiss, the Court entered as an order a stipulation by which all of the Individual Defendants were dismissed from the case without prejudice in return for executing a tolling agreement. On February 19, 2003, the Court rendered its decision on the motion to dismiss, granting a dismissal of the remaining Section 10(b) claims against Ariba and FreeMarkets without prejudice. Plaintiffs have indicated that they intend to file an amended complaint.

On June 24, 2003, a special litigation committee of the Ariba Board of Directors approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against

Ariba with prejudice in return for the assignment by Ariba of claims that it might have against its underwriters. No payment to the plaintiffs by Ariba was required under the MOU. On June 25, 2003, a special litigation committee of the FreeMarkets Board of Directors approved a substantively identical MOU with respect to FreeMarkets. After further negotiations, the essential terms of the MOUs were formalized in a Stipulation and Agreement of Settlement, which has been executed on Ariba’s and FreeMarkets’ behalf and on behalf of the Ariba Individual Defendants and the FreeMarkets Individual Defendants. The settling parties filed formal motions seeking preliminary approval of the proposed settlement on June 25, 2004. The underwriter defendants, who are not parties to the proposed settlement, filed a brief objecting to the settlement’s terms on July 14, 2004. In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs and underwriters. Neither Ariba nor FreeMarkets is a focus case. The Court issued an order on October 13, 2004 certifying classes in each of the six focus cases.

There can be no assurance that the proposed settlement will be approved by the Court. In the event that the settlement is not approved by the Court, we intend to vigorously defend against these claims.

Defending against securities class action relating to our IPO may require significant management time and, regardless of the outcome, result in significant legal expenses. If our defenses are unsuccessful or we are unable to settle on favorable terms, we could be liable for large damages that could seriously harm our business and results of operations.

Restatement Class Action and Shareholder Derivative Litigation.

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

On July 11, 2003, the Court entered two orders that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, (2) appointed a lead plaintiff, and (3) approved the lead plaintiff’s selection of counsel. On September 15, 2003, the lead plaintiff filed a Consolidated Amended Complaint, which restated the allegations and claims described above and added a claim pursuant to Section 14(a) of the Exchange Act, based on the allegation that we failed to disclose certain payments and executive compensation items in our January 24, 2002 Proxy Statement. Prior to the hearing on defendants’ motion to dismiss the consolidated complaint, the parties stipulated that plaintiff would withdraw its complaint and file a further amended complaint by April 16, 2004. Plaintiffs’ allegations of wrongdoing in this further amended complaint are limited to our alleged failure to disclose certain payments and executive compensation items. Defendants’ motion to dismiss plaintiff’s further amended complaint was filed on June 18, 2004. A hearing on the motion took place on October 29, 2004, and the motion is now under submission.

Beginning January 27, 2003, several shareholder derivative actions were filed in the Superior Court of California for the County of Santa Clara against certain of our current and former officers and directors and against us as nominal defendant. The actions were filed by stockholders purporting to assert, on our behalf, claims for breach of fiduciary duties, aiding and abetting, violations of the California insider trading law, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and contribution and indemnification. Specifically, the claims were based on our acquisition activity and related accounting implemented by the defendants, the alleged understatement of compensation expenses as reflected in our then proposed restatement, the alleged insider trading by certain defendants, the existence of the restatement class action litigation, and the allegedly excessive compensation paid by us to one of our officers, as reflected in our then proposed restatement. The complaints sought the payment by the defendants to Ariba of damages allegedly suffered by it, as well as other relief.

On May 7, 2003, the Court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead counsel. Plaintiffs filed an Amended Consolidated Derivative Complaint on May 28, 2003. The consolidated complaint restated the allegations, causes of action and relief sought as pleaded in the original complaints, and added allegations relating to our April 10, 2003 announcement of the restatement of certain financial statements and also added a cause of action for breach of contract. On October 28, 2003, we filed a demurrer, joined by the individual defendants, seeking dismissal of the action for failure to comply with applicable pre-litigation demand requirements. On January 6, 2004, the Court granted our demurrer and gave plaintiffs leave to file an amended complaint. After limited demand discovery, plaintiffs filed a Second Amended Consolidated Derivative Complaint on September 10, 2004. Our demurrer to the second amended complaint (brought on the same grounds as our first demurrer) was filed on November 5, 2004. A hearing on the demurrer is scheduled for March 1, 2005.

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

On June 23, 2003, the Court issued an order that (1) consolidated the two derivative cases for all purposes into a single action captioned In re Ariba, Inc. Derivative Litigation, Case No. C-03-02172 JF, and (2) appointed lead counsel. Plaintiffs filed an Amended Consolidated Derivative Complaint on June 26, 2003. On September 18, 2003, defendants filed a motion to dismiss or stay the action pending resolution of the parallel state court derivative litigation. Following a hearing, the Court issued a ruling on November 13, 2003 denying the motion but granting defendants’ alternative request for a stay of the action in light of the related securities class action litigation. Accordingly, this action is now stayed until the Court has determined the viability of the federal securities claim in the related action.

Litigating existing and potential securities class actions and shareholder derivative actions relating to the restatement of our consolidated financial statements will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. In the case of the securities class actions, if our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damages awards that could seriously harm our business, results of operations and financial condition.

Litigation Resulting From Our Merger with FreeMarkets.

On September 16, 2004, a purported shareholder class action was filed against Ariba and the former FreeMarkets board members in Delaware Chancery Court by stockholders who held FreeMarkets common stock from January 23, 2004 through July 1, 2004. The complaint alleges various breaches of fiduciary duty and a violation of the Delaware General Corporation Law on the part of the former FreeMarkets board members in connection with our merger with FreeMarkets, which was consummated on July 1, 2004. The plaintiff in this action contends, among other things, that the FreeMarkets board members breached their fiduciary duties to FreeMarkets’ common stockholders by negotiating the merger with us so as to provide themselves with downside protection against a decline in our market price through a beneficial option exchange formula while failing to provide the common stockholders protection in the event of a drop in the price of our stock, by contractually obligating themselves to recommend unanimously that FreeMarkets’ stockholders approve the merger, by failing to disclose to FreeMarkets’ stockholders certain material information before the merger closed, and by breaching their duties of loyalty to the common stockholders in various other respects. As FreeMarkets’ corporate successor, we are alleged to be liable for the FreeMarkets board member’s violation of the Delaware General Corporation Law. Plaintiff seeks disgorgement of benefits by the individual defendants, as well as monetary and rescissory damages from all of the defendants, jointly and severally.

The defendants’ Motion to Dismiss the complaint is due to be submitted to the Delaware Chancery Court on January 14, 2005.

Beginning in April 2001, eleven securities fraud class action complaints were filed against FreeMarkets and two of its executive officers in the United States District Court in Pittsburgh, Pennsylvania. The complaints, all of which assert the same claims, stem from FreeMarkets’ announcement on April 23, 2001 that, as a result of discussions with the SEC, it was considering amending its fiscal year 2000 financial statements for the purpose of reclassifying fees earned by FreeMarkets under a service contract with Visteon. All of the cases have been consolidated into a single proceeding. On October 30, 2001, FreeMarkets filed a motion seeking to dismiss all of the cases in their entirety. On January 17, 2003, the Court denied the motion to dismiss. On March 10, 2004, the Court certified the case as a class action. The certification order is now on appeal to the United States Court of Appeals for the Third Circuit. Although the case is in the discovery phase, only a limited amount of discovery has been taken. We believe that the Plaintiffs’ allegations are without merit and we intend to continue to vigorously defend against these claims.

Defending against class action litigation resulting from our merger with FreeMarkets may require significant management time and, regardless of the outcome, result in significant legal expenses. If our defenses are unsuccessful or we are unable to settle on favorable terms, we could be liable for large damages that could seriously harm our business and results of operations.

Patent Infringement Litigation

On May 26, 2004, a patent infringement action was filed against us in the United States District Court for the Eastern District of Virginia by ePlus, Inc, alleging that three of our products, Ariba Buyer, Ariba Marketplace and Ariba Category Procurement, infringe three U.S. patents owned by ePlus.

Discovery in this case is complete and the trial has been scheduled for January 4, 2005. The Court has indicated that it will bifurcate the trial and try the validity and infringement issues to the jury before trying the damages- related issues. Both parties had moved for summary judgment in their favor on the question of infringement. Additionally, we had moved for summary judgment that certain claims in the patents in suit are invalid. On November 19, 2004, the Court denied all the summary judgment motions.

We cannot predict the outcome of this litigation. If we were to lose, we could be liable for damages for past infringement. Plaintiff claims royalty damages of approximately $76 million to $98 million. We dispute that we are liable for any damages and dispute plaintiff’s calculation as to the amount of damages. If we were to lose, we could be enjoined from selling the products at issue in the litigation and enjoined from inducing customers to infringe. However, we believe we have strong defenses to ePlus’s claims and intend to vigorously defend against them.

General

In addition, we have been or are subject to various claims and legal actions arising in the ordinary course of business. For example, we recently settled our dispute with Softbank, which is discussed in “Overview of Fiscal Year 2004—Settlement with Softbank,” and settled our litigation with BCE Emergis, Inc., a distributor in Canada.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Ariba and their ages as of September 30, 2004 are as follows:

Name	Age	Position(s)
Robert M. Calderoni	44	Chairman and Chief Executive Officer and a Director
David H. McCormick	39	President and a Director
Kevin Costello	42	Executive Vice President and Chief Commercial Officer
Craig Federighi	35	Executive Vice President and Chief Technology Officer
James W. Frankola	40	Executive Vice President and Chief Financial Officer
Michael Schmitt	47	Executive Vice President and Chief Marketing Officer
H. Tayloe Stansbury	43	Executive Vice President of Engineering

Robert M. Calderoni has served as Ariba’s Chairman and Chief Executive Officer and a Director since July 2004. From October 2001 to July 2004. Mr. Calderoni served as Ariba’s President and Chief Executive Officer and a Director. From October 2001 to December 2001, Mr. Calderoni also served as Ariba’s Interim Chief Financial Officer. From January 2001 to October 2001, Mr. Calderoni served as Ariba’s Executive Vice President and Chief Financial Officer. Mr. Calderoni was also an employee of the Company from November 2000 to January 2001. From November 1997 to January 2001, he was Chief Financial Officer at Avery Dennison Corporation, a manufacturer of pressure-sensitive materials and office products. From June 1996 to November 1997, Mr. Calderoni was Senior Vice President of Finance at Apple Computer, Inc., and prior to that time, Mr. Calderoni held various positions with IBM Storage Systems Division, most recently as Vice President of Finance. In addition to serving as a director of Ariba, he is also a member of the board of directors of Juniper Networks, Inc., a provider of network infrastructure systems. Mr. Calderoni holds a Bachelor of Science degree in Accounting and Finance from Fordham University.

David H. McCormick has served as Ariba’s President and a Director of Ariba since July 2004. Mr. McCormick served as President and Chief Executive Officer of FreeMarkets from January 2003 through June 2004. Prior to that time, Mr. McCormick held various positions with FreeMarkets starting in December 1999, most recently as FreeMarkets’ President since October 2002 and an Executive Vice President since May 2001. Prior to joining FreeMarkets, he was a management consultant with McKinsey & Company, Inc., and served as an officer in the U.S. Army where he held the rank of Captain. Mr. McCormick holds a Bachelor of Science degree in mechanical engineering from the United States Military Academy at West Point and a Ph.D. in Public and International Affairs from Princeton University.

Kevin Costello has served as Ariba’s Executive Vice President and Chief Commercial Officer since October 2004. Mr. Costello serviced as Ariba’s Executive Vice President of Sales and Solutions from October 2003 until October 2004. From May 2002 until October 2003, Mr. Costello served as Ariba’s Executive Vice President, Ariba Solutions Delivery. From June 1984 until May 2002, Mr. Costello worked at Andersen Business Consulting, most recently as a Partner. Mr. Costello holds a Bachelor of Science degree in Accounting from the University of Illinois.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Stock Market under the symbol “ARBA.” The price range per share in the table below reflects the highest and lowest sale prices for our stock as reported by the Nasdaq Stock Market during the last two fiscal years. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. At November 30, 2004, there were approximately 2,116 stockholders of record, and the closing price per share of our common stock was $16.50.

	Price Range Per Share
Three Months Ended:	High	Low
September 30, 2004	$11.44	$7.27
June 30, 2004	$17.52	$10.50
March 31, 2004	$24.00	$15.66
December 31, 2003	$22.08	$15.60

September 30, 2003	$21.48	$13.32
June 30, 2003	$24.30	$17.22
March 31, 2003	$21.84	$12.60
December 31, 2002	$28.20	$7.80

The above information has been adjusted to reflect the one-for-six reverse split of our outstanding common stock effected July 1, 2004.

Equity Compensation Plan Information

The following table sets forth as of September 30, 2004 certain information regarding our equity compensation plans.

	A		B		C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	8,854,575		$18.73		11,527,309	(1)
Equity compensation plans not approved by security holders(2)	4,277,472	(3)	$26.44	(3)	7,886,043	(4)

Total	13,132,047		$21.13		19,413,352

(1)	Includes 3,019,003 shares available for future purchase under the Ariba, Inc. Employee Stock Purchase Plan. Securities available for future issuance under the Ariba, Inc. 1999 Equity Incentive Plan (the “Incentive Plan”) may, in addition to stock options, include shares of restricted common stock, stock units, and stock appreciation rights. The number of shares reserved for issuance under the Incentive Plan automatically increases annually on January 1 (through and including January 1, 2005, but not thereafter) by the lesser of 3,333,333 shares or 5% of the total number of shares of common stock outstanding on that date.
(2)	See Note 10 of Notes to Consolidated Financial Statements for a narrative description of these plans.

(3)	Includes 28,571 shares of common stock issuable upon exercise of a warrant having an exercise price of $525.00 per share, which was issued in March 2000 in connection with a sales and marketing alliance agreement with a third party. Also includes 4,248,901 shares of common stock issuable pursuant to awards outstanding under equity compensation plans assumed by us in connection with its fiscal year 2000 acquisitions of TradingDynamics, Tradex and SupplierMarket.com and our fiscal year 2004 merger with FreeMarkets (the “Assumed Plans”). The weighted average exercise price of awards outstanding under the Assumed Plans is $22.72.
(4)	Represents shares available for future issuance under the Assumed Plans. Securities available for future issuance under the Tradex 1999 Employee Stock Option/Stock Issuance Plan, which we assumed in connection with our fiscal year 2000 acquisition of Tradex, include shares of restricted common stock. Securities available for future issuance under the FreeMarkets, Inc. Amended and Restated Stock Incentive Plan and the FreeMarkets, Inc. Broad Based Equity Incentive Plan, both of which we assumed in connection with our fiscal year 2004 merger with FreeMarkets, also include shares of restricted common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 22, 2002, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock. On July 23, 2004, our Board of Directors approved an extension of this stock repurchase program. Under the extended program, we may repurchase up to $50.0 million of our common stock from time to time, expiring after 18 months, in compliance with the SEC’s regulations and other legal requirements and subject to market conditions and other factors. Stock purchases under the common stock repurchase program may be made periodically in the open market based on market conditions. During the year ended September 30, 2004, we repurchased and retired 806,000 shares of common stock at an average price of $7.97 per share, for a total of $6.4 million.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 – July 31, 2004	60,000	$8.71	60,000	$49.5 million

August 1, 2004 – August 31, 2004	568,500	$8.03	568,500	$44.9 million

September 1, 2004 – September 30, 2004	177,500	$7.53	177,500	$43.6 million

Total	806,000	$7.97	806,000	$43.6 million

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The consolidated statements of operations data for each of the five fiscal years in the period ended September 30, 2004, and the consolidated balance sheet data as of the end of each such fiscal year, are derived from our audited consolidated financial statements (in thousands, except per share data). The operating results for any period should not be considered indicative of results for any future period, particularly because the results of operations for the fiscal year ended September 30, 2004 only include the effects from our merger with FreeMarkets for the fourth quarter of that year.

	For the Years Ended September 30,
	2004	2003 (2)	2002 (3)	2001 (3)	2000 (3)
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1):
Revenues:
License	$63,453	$83,852	$83,099	$254,690	$196,346
License—related party	2,201	19,214	15,341	6,372	—
Subscription and maintenance	93,269	82,476	85,324	67,889	31,936
Subscription and maintenance—related party	2,420	4,617	3,786	476	—
Services and other	84,455	46,539	42,253	70,383	45,624

Total revenues	245,798	236,698	229,803	399,810	273,906

Cost of revenues:
License	2,673	3,562	3,741	21,585	13,760
Subscription and maintenance	22,360	22,960	28,300	50,590	18,156
Services and other	69,832	37,188	28,657	64,209	42,753
Amortization of acquired technology and customer intangible assets	5,065	4,000	6,732	6,732	2,733

Total cost of revenues	99,930	67,710	67,430	143,116	77,402

Gross profit	145,868	168,988	162,373	256,694	196,504

Operating expenses:
Sales and marketing	74,291	66,484	67,451	229,814	169,879
Research and development	54,091	54,014	64,365	90,657	42,853
General and administrative	26,072	36,203	31,751	60,491	29,403
Amortization of goodwill and other intangible assets	460	113,464	559,046	920,854	675,733
Business partner warrants, net (4)	—	—	5,562	27,773	26,570
In-process research and development	100	—	—	—	27,350
Stock-based compensation (5)	2,788	2,161	14,767	61,082	41,666
Restructuring and integration costs	16,803	5,350	62,609	133,582	—
Impairment of goodwill, other intangible assets and equity investments (6)	—	—	—	1,436,135	—
Merger related costs	—	—	—	3,643	—

Total operating expenses	174,605	277,676	805,551	2,964,031	1,013,454

Loss from operations	(28,737)	(108,688)	(643,178)	(2,707,337)	(816,950)
Interest and other income, net	2,808	5,729	7,013	15,719	16,331

Net loss before income taxes and minority interests	(25,929)	(102,959)	(636,165)	(2,691,618)	(800,619)
Provision (benefit) for income taxes	(160)	(92)	2,784	7,708	1,963
Minority interests in net income (loss) of consolidated subsidiaries	(539)	3,460	(286)	(4,631)	—

Net loss	$(25,230)	$(106,327)	$(638,663)	$(2,694,695)	$(802,582)

Net loss per share—basic and diluted (7)	$(0.51)	$(2.40)	$(14.79)	$(66.10)	$(24.90)

Weighted average shares used in computing net loss per share—basic and diluted (7)	49,625	44,381	43,174	40,769	32,236

	September 30,
	2004	2003	2002	2001	2000
Consolidated Balance Sheets Data (1)
Cash and cash equivalents, restricted cash and investments	$213,419	$235,173	$275,533	$293,582	$366,228
Working capital	$15,132	$3,493	$25,747	$68,947	$157,326
Total assets	$933,889	$459,130	$624,618	$1,270,284	$3,784,175
Restructuring and other long-term obligations, less current portion	$44,496	$34,112	$43,353	$12,961	$402
Minority interests	$19,547	$20,019	$15,027	$15,720	$—
Total stockholders’ equity	$646,373	$216,857	$311,028	$919,494	$3,470,218

(1)	The consolidated statements of operations data and the consolidated balance sheet data as of and for each of the five fiscal years in the period ended September 30, 2004 reflect the following business combinations (all of which were accounted for using the purchase method of accounting):
•	On January 20, 2000, we acquired TradingDynamics, Inc. The consolidated statements of operations data includes the results of operations of TradingDynamics subsequent to January 20, 2000 and the consolidated balance sheet data includes the financial position of TradingDynamics subsequent to January 20, 2000.
•	On March 8, 2000, we acquired Tradex, Inc. The consolidated statements of operations data includes the results of operations of Tradex subsequent to March 8, 2000 and the consolidated balance sheet data includes the financial position of Tradex subsequent to March 8, 2000.
•	On August 28, 2000, we acquired SupplierMarket.com, Inc. The consolidated statements of operations data includes the results of operations of SupplierMarket subsequent to August 28, 2000 and the consolidated balance sheet data includes the financial position of SupplierMarket subsequent to August 28, 2000.
•	The purchases discussed above resulted in total in-process research and development expense of $27.4 million for the year ended September 30, 2000.
•	On January 28, 2003, we acquired Goodex AG. The consolidated statements of operations data includes the results of operations of Goodex AG subsequent to January 28, 2003 and the consolidated balance sheet data includes the financial position of Goodex AG subsequent to January 28, 2003.
•	On January 13, 2004, we acquired Alliente. The consolidated statements of operations data includes the results of operations of Alliente subsequent to January 13, 2004 and the consolidated balance sheet data includes the financial position of Alliente subsequent to January 13, 2004.
•	On April 15, 2004, we acquired Softface. The consolidated statements of operations data includes the results of operations of Softface subsequent to April 15, 2004 and the consolidated balance sheet data includes the financial position of Softface subsequent to April 15, 2004.
•	On July 1, 2004, we completed our merger with FreeMarkets. The consolidated statements of operations data includes the results of operations of FreeMarkets subsequent to July 1, 2004 and the consolidated balance sheet data includes the financial position of FreeMarkets subsequent to July 1, 2004. See Note 4 of Notes to Consolidated Financial Statements.
(2)	As discussed in Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K, effective October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, goodwill and other intangible assets with indefinite lives are no longer being amortized.
(3)	In April 2003, we restated our consolidated financial statements for the fiscal years ended September 30, 2000 and 2001 and the quarters ended December 31, 1999 through June 30, 2002. We also adjusted the consolidated financial statement information for the quarter and fiscal year ended September 30, 2002 originally announced on October 23, 2002 and for the quarter ended December 31, 2002 originally announced on January 23, 2003.
(4)	For the years ended September 30, 2002, 2001 and 2000, business partner warrants expense, net, totaling $5.6 million, $27.8 million and $26.6 million, respectively, is attributable to sales and marketing operating expense.
(5)	For the five fiscal years in the period ended September 30, 2004, stock-based compensation expense (benefit), net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Year Ended September 30,
	2004	2003	2002	2001	2000
Cost of revenues	$280	$(729)	$3,277	$6,125	$4,412
Sales and marketing	1,763	1,544	4,312	16,540	16,119
Research and development	271	272	(264)	4,311	3,475
General and administrative	474	1,074	7,442	34,106	17,660

Total	$2,788	$2,161	$14,767	$61,082	$41,666

(6)	We recorded a $1.4 billion impairment charge to reduce goodwill and other intangible assets associated with the Tradex acquisition.
(7)	The above information has been restated to reflect the one-for-six reverse split of our outstanding common stock effected on July 1, 2004.

See Note 11 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share. We have paid no cash dividends during the five-year period ended September 30, 2004.

The above information reflects certain reclassifications, none of which affected net loss or net loss per share, from prior period amounts to conform to the current period presentation. Specifically, we reclassified certain operating expenses to cost of revenues totaling $13.7 million, $13.5 million, $50.8 million and $27.2 million for the years ended September 30, 2003, 2002, 2001 and 2000, respectively.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Annual Report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Form 10-K in the section entitled “Risk Factors” and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings.

Recent Events

On July 1, 2004, we completed our merger with FreeMarkets, a publicly held company headquartered in Pittsburgh, Pennsylvania. FreeMarkets provided companies with software, services and information for global supply management. Pursuant to the merger, former stockholders of FreeMarkets received 0.375 shares of our common stock (after giving effect to the one-for-six reverse split of our outstanding common stock effected on July 1, 2004) and $2.00 in cash for each outstanding share of FreeMarkets common stock held by them. See Note 4 of Notes to Consolidated Financial Statements for further discussion.

Overview of Our Business

Ariba provides Spend Management solutions that allow enterprises to efficiently manage the purchasing of non-payroll goods and services required to run their business. We refer to these non-payroll expenses as “spend.” Our solutions, which include software applications, services and network access, are designed to provide enterprises with technology and business process improvements to better manage their spending and, in turn, save money. Our software applications and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and settlement activities. These goods and services include commodities, raw materials, operating resources, services, temporary labor, travel and maintenance, repair and operations equipment.

Our software applications were built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. They are designed to integrate with all major platforms and can be accessed via a web browser. In addition to application software, Ariba Spend Management solutions include implementation and strategic consulting services, education and training, commodity expertise and decision support services, benchmarking services, low-cost country sourcing and procurement outsourcing services. Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our customers with their business partners and suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 100,000 suppliers, offering a wide array of goods and services, are connected to the Ariba Supplier Network.

Ariba Spend Management solutions are organized around six key areas of spend management, allowing organizations to take a step-by-step approach with technology and services that work together. Through its solution offerings, Ariba helps customers to: (1) develop a strategy for spend management, (2) aggregate spend data and gain visibility into current spending and opportunities for savings, (3) develop sustainable sourcing savings and competencies, (4) automate procurement, establish best practices and drive compliance, (5) manage global connectivity and supplier performance, and (6) outsource certain spend management processes or entire functions.

Business Model

Ariba Spend Management solutions are delivered in a flexible manner, depending upon the needs and preferences of the customer. For customers seeking self sufficiency, we offer flexible, highly configurable and easy-to-use technology and related services that can be deployed behind the firewall or delivered as a hosted service. For customers seeking expert assistance, we offer sourcing process and commodity expertise in over 400 categories of spend. Finally, for those customers seeking managed services, we offer tailored solutions to outsource processes, spend categories, or entire procurement operations.

We have aligned our business model with the way we believe customers want to purchase and deploy spend management solutions. Customers may generally subscribe to our software products and services for a specified term, purchase a perpetual software license and/or pay for services on a time-and-materials basis, depending upon their business requirements. Our revenue is comprised of license fees, subscription and maintenance fees, and services and other fees. License revenue consists of fees charged for the use of our software products under perpetual or term agreements. Subscription and maintenance revenue consists of fees charged for hosted software solutions, fees for product updates and product support, and fees paid by suppliers for access to the Ariba Supplier Network. Services and other revenue consists of fees for implementation services, consulting services, managed services, training, education, premium support and other miscellaneous items, which are more fully described in “Business—Ariba Solutions Delivery.”

Due to the different treatment of our revenue streams under applicable accounting guidance, each type of revenue has a different impact on our consolidated financial statements. The majority of our license fees are from perpetual software license sales. Revenue from these license sales is typically recognized in the quarter that the software is delivered. Individual software license sales can be significant (greater than $1.0 million) and sales cycles are often lengthy and difficult to predict. As such, the timing of a few large software license transactions or the recognition of license revenue from these transactions can substantially affect our quarterly operating results. By contrast, subscription fees for hosted software solutions are generally fixed for a specific period of time, and revenue is recognized ratably over the term. Therefore, a subscription license will result in significantly lower current-period revenue than an equal-sized perpetual license, but with higher revenue recognized in future periods. Similarly, maintenance fees are generally fixed for a specific period of time, and revenue is recognized ratably over the maintenance term. Maintenance contracts are typically entered into when new software licenses are purchased, at a percentage of the software license fee. In addition, most of our customers renew their maintenance contracts annually to continue receiving product updates and product support. Given the ratable revenue recognition and historically high renewal rates of our subscription and maintenance agreements, this revenue stream has generally been more stable in the past. Finally, service revenues are driven by a contract, project or statement of work, in which the fees may be fixed for specific services to be provided over time or billed on a time and materials basis. Like subscription and maintenance fees, service fees have been more stable in the past as revenue has been recognized over the course of the fixed time or project period.

These different revenue streams also carry different gross margins. Revenue from license fees tends to be high-margin revenue, and gross margins are often greater than 90%. Revenue from subscription and maintenance fees also tends to be higher-margin revenue, but not quite as high as license fees, with gross margins typically in the 75% to 80% range. License, subscription and maintenance fees are generally based on software products developed by us, which carry minimal marginal cost to reproduce and sell. Revenue from labor-intensive services and other fees tends to be lower-margin revenue, with gross margins typically in the 15% to 30% range. Our overall gross margins could fluctuate from period to period depending upon the mix of revenue. For example, a period with a higher mix of license revenue versus services revenue would drive overall gross margin higher and vice versa.

Overview of Fiscal Year 2004

Introduction

Several major factors had a significant impact on our business during fiscal year 2004. Most notably, our acquisitions of Alliente and Softface in the first half of fiscal year 2004, as well as our merger with FreeMarkets on July 1, 2004, added to our software and services capabilities and increased our revenues. We also experienced organic growth in our services revenues, as our business model continues to shift from software sales to providing comprehensive solutions including both software applications and strategic services. Partially offsetting these positive factors were the falloff in revenue from our strategic relationship with Softbank and the continued difficult selling environment for enterprise software applications. In summary, these and other factors caused our revenues to increase by 4% in fiscal year 2004 to $245.8 million.

More specifically, license revenues of $65.7 million were down 36% as compared to fiscal year 2003, primarily due to the significant drop off in revenue from Softbank and the difficult selling environment, particularly for large enterprise software deals. Further, while we experienced some improvement in new business activity during the fourth quarter of fiscal year 2004, it was not enough to offset the prevailing trends for much of the year. Subscription and maintenance revenues of $95.7 million were up 10% as compared to fiscal year 2003, primarily due to the addition of software subscription revenues from FreeMarkets, while maintenance revenues were relatively flat. Finally, services and other revenues of $84.5 million were up 81% as compared to fiscal year 2003, primarily due to the addition of service revenues from Alliente and FreeMarkets and also due to organic growth of the Ariba services organization.

As a result of these trends, we experienced a significant shift in our revenue mix, with license revenues contributing 27% of total revenues as compared to 44% in fiscal year 2003, subscription and maintenance revenues contributing 39% of total revenues as compared to 37% in fiscal year 2003, and services and other revenues contributing 34% of total revenues as compared to 20% in fiscal year 2003. Since the cost of software license revenues is typically much lower than the cost of services revenues, the shift in our revenue mix caused our gross margin for the year to decline to 59% as compared to 71% for fiscal year 2003.

Operating expenses declined significantly to $174.6 million as compared to $277.7 million in fiscal year 2003. The reduction in operating expenses can primarily be attributed to the substantial decline in amortization expense for other intangible assets. However, our sales and marketing and research and development expenses increased from last year, due to the additional operating infrastructure from Alliente, Softface and FreeMarkets. Our general and administrative expenses declined from last year primarily due to a decline in expenses related to our accounting review. The decline in operating expenses helped drive our net loss for fiscal year 2004 down to $25.2 million as compared to a net loss of $106.3 million for fiscal year 2003.

Settlement of Dispute with Softbank

In June 2003, we commenced an arbitration proceeding in San Francisco, California relating to our strategic relationship with Softbank in Japan and Korea. Pursuant to the arbitration proceeding, Softbank made three interim payments totaling $43.4 million from October 2003 through April 2004. These funds were recorded in the period received as an increase to restricted cash and accrued liabilities.

On October 15, 2004, we entered into a definitive agreement with Softbank settling our dispute. Under the terms of the agreement, we acquired Softbank’s 41% interest in our Japanese subsidiary and its 42% interest in our Korean subsidiary for $3.5 million and returned to Softbank $43.0 million of disputed interim payments made by Softbank pursuant to the arbitration proceeding. In addition, Softbank purchased a new three year term license for certain Ariba software products for use by Softbank and its affiliates for their own benefit and for the benefit of unaffiliated third-party customers in Japan. As a result of the settlement, our total restricted cash decreased by $43.0 million, but our total cash and cash equivalents increased by $17.0 million. The settlement agreement will result in the elimination of minority interests of approximately $18.8 million and an additional aggregate benefit over the term of the arrangement to us of approximately $17.5 million. We have not yet determined the accounting treatment of our settlement with Softbank but we will make a one time provision for taxes of $4.8 million in the first quarter of fiscal year 2005 as a result of the settlement.

We do not have similar long-term revenue commitments with any other customer. Accordingly, we do not believe that the factors giving rise to the dispute, which are unique to the Softbank relationship, are likely to affect anticipated revenues from other customers.

Outlook for Fiscal Year 2005

As a result of our recent merger with FreeMarkets, we expect total revenues and expenses to increase significantly during fiscal year 2005 relative to our recently reported fiscal year. In addition, we expect to incur additional expenses related to the merger over the next few quarters, including restructuring and severance payments and the amortization of acquired other intangible assets.

Our merger with FreeMarkets and our related restructuring program are designed to yield better operating results in fiscal year 2005 and beyond. More specifically, we believe there are opportunities to generate ongoing cost reductions through identified cost synergies and to increase our quarterly revenues through cross-selling efforts.

During the fourth quarter of fiscal 2004, the first full quarter after our merger with FreeMarkets, we were able to reduce expenses faster than anticipated and capitalized on several cross-selling opportunities. We believe that our success in fiscal year 2005 will largely depend on (1) our ability to continue to capitalize on the cost synergies and the cross-selling opportunities from our merger with FreeMarkets, (2) the overall market acceptance of our spend management solutions, and (3) the development of new revenue streams, such as procurement outsourcing, low-cost country sourcing services and fees from the Ariba Supplier Network.

We believe that key risks to our future revenues include: our ability to realize our cross-selling objectives; our ability to renew ratable revenue streams, including subscription software, software maintenance and subscription services; our ability to generate organic growth, including our success in growing our sales channels in Europe and Japan; the market acceptance of spend management solutions as a standalone market category; the overall level of information technology spending; and potential declines in average selling prices. We believe that key risks to our future operating profitability include: our ability to maintain or grow our revenues; a shift in our mix of revenues from license fees to services and other fees; our success in integrating our recent business combinations, particularly our merger with FreeMarkets; our ability to maintain utilization of our services organization, particularly our global sourcing organization; and the potential adverse impacts resulting from legal proceedings or settlement costs. Our prospects must be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in new and rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

Results of Operations

The following table indicates the year over year change (on a percentage basis) and the percentage of total revenues represented by line items in our consolidated statements of operations (certain items may not foot due to rounding). This data has been derived from the consolidated financial statements contained elsewhere in this Form 10-K. The operating results for any period should not be considered indicative of results for any future period, particularly because the results of operations for the fiscal year ended September 30, 2004 only include the effects from our merger with FreeMarkets for the fourth quarter of that year. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	Year Ended September 30,
	Percentage Change Year Over Year		Percentage of Total Revenues
	2004/2003	2003/2002	2004	2003	2002
Revenues:
License (including related party)	(36)%	5%	27%	44%	43%
Subscription and maintenance (including related party)	10	(2)	39	37	39
Services and other	81	10	34	20	18
Total revenues	4	3	100	100	100
Cost of revenues:
License	(25)	(5)	1	2	2
Subscription and maintenance	(3)	(19)	9	10	12
Services and other	88	30	28	16	12
Amortization of acquired technology and customer intangible assets	27	(41)	2	2	3
Total cost of revenues	48	4	41	29	29
Gross profit	(14)	4	59	71	71
Operating expenses:
Sales and marketing	12	(1)	30	28	29
Research and development	—	(16)	22	23	28
General and administrative	(28)	14	11	15	14
Amortization of goodwill and other intangible assets	(100)	(80)	—	48	243
Business partner warrants, net	—	(100)	—	—	2
In-process research and development	NM	NM	—	—	—
Stock-based compensation	29	(85)	1	1	6
Restructuring and integration costs	NM	NM	7	2	27
Total operating expenses	(37)	(66)	71	117	351
Loss from operations	74	83	(12)	(46)	(280)
Interest and other income, net	(51)	(18)	1	2	3
Net loss before income taxes and minority interests	75	84	(11)	(43)	(277)
Provision (benefit) for income taxes	74	(103)	—	—	1
Minority interests in net income (loss) of consolidated subsidiaries	(116)	1310	—	1	—
Net loss	76%	83%	(10)%	(45)%	(278)%

“NM”	means not meaningful

Comparison of the Fiscal Years Ended September 30, 2004, 2003 and 2002

Revenues

Please refer to Note 1 of Notes to Consolidated Financial Statements and “Application of Critical Accounting Policies and Estimates” below for a description of our accounting policy related to revenue recognition. The results of operations for the fiscal year ended September 30, 2004 include the effects of our merger with FreeMarkets for the fourth quarter of that year.

License

License revenues for the year ended September 30, 2004 were $65.7 million, a 36% decrease from license revenues of $103.1 million for the year ended September 30, 2003. This decrease is primarily attributable to a decrease of $18.9 million in the recognition of previously deferred license revenues in the year ended September 30, 2004 compared to the year ended September 30, 2003 and a decline of $17.0 million in license revenues from our Softbank relationship in the year ended September 30, 2004 compared to the year ended September 30, 2003. We anticipate that license revenues for the year ended September 30, 2005 will increase compared to those for the year ended September 30, 2004.

License revenues for the year ended September 30, 2003 represented a 5% increase from license revenues of $98.4 million for the year ended September 30, 2002. The increase was primarily attributable to the timing of revenue recognition of certain large contracts, an expansion of our customer base in our domestic operations, new product introductions and revenue recognized from Softbank as discussed below.

We recognized license revenues of $2.2 million, $19.2 million and $15.3 million for the years ended September 30, 2004, 2003 and 2002, respectively, from Softbank, a related party, pursuant to a long-term revenue commitment. These amounts represented 3%, 19% and 16% of license revenues for the years ended September 30, 2004, 2003 and 2002, respectively. The increase in license revenues from Softbank from fiscal year 2002 to fiscal year 2003 resulted from increasing contractual revenue commitments from Softbank during that timeframe. Revenues under our agreement with Softbank were recognized based on the lower of cumulative ratable revenue or cumulative cash received. See Notes 12 and 13 of Notes to Consolidated Financial Statements. In addition, pursuant to our settlement with Softbank, Softbank purchased a new three year term license for certain Ariba software products for use by Softbank and its affiliates, for their own benefit and for the benefit of unaffiliated third-party customers in Japan. We have not yet determined the accounting treatment of our settlement with Softbank but we will make a one time provision for taxes of $4.8 million in the first quarter of fiscal year 2005 as a result of the settlement. See “Overview of Fiscal Year 2004—Settlement of Dispute with Softbank.”

Our backlog is the value of software license contracts entered into by us with customers or resellers for which no revenue or deferred revenue has been recognized. Our backlog increased substantially as of September 30, 2004 compared to recent quarters, during which our backlog had not varied significantly. The increase occurred because we entered into a greater number of higher-value software license contracts late in the quarter ended September 30, 2004 than we historically have done in prior quarters. We expect that most of our backlog as of September 30, 2004 will be recognized as revenue in the year ending September 30, 2005. However, we do not believe that backlog is a meaningful indicator of future revenues in any particular period, because many of the contracts representing our backlog are cancelable or subject to performance conditions, a substantial portion of our license revenues in any period are realized from contracts entered into in that period, and an increasing portion of our revenues are realized from our services business.

We generally ship our software products shortly after entering into a license contract. However, product shipment may be delayed for a number of factors, including factors within our discretion. For example, delivery dates may be affected by the number of software license orders shipped or received in the quarter, the degree to which software license orders are concentrated at the end of the quarter, and our operational ability to fulfill software license orders at the end of the quarter. Any delay in shipping software products may have the effect of reducing revenue in the current period and increasing revenue in future periods.

Subscription and maintenance

Subscription and maintenance revenues for the year ended September 30, 2004 were $95.7 million, a 10% increase from subscription and maintenance revenues of $87.1 million for the year ended September 30, 2003. Subscription revenues consist mainly of fees for software access subscription and hosted software services. Subscription revenues for the year ended September 30, 2004 were $17.9 million compared to $10.7 million for the year ended September 30, 2003. The increase of $7.3 million was primarily due to an expansion of our product lines as a result of our merger with FreeMarkets. Maintenance revenues consist primarily of Ariba Buyer and Ariba Sourcing product maintenance fees. Maintenance revenues for the year ended September 30, 2004 were $77.8 million compared to $76.4 million for the year ended September 30, 2003. The increase of $1.3 million was primarily due to increased maintenance renewal revenue. Although license revenues decreased during the same period, maintenance renewal revenue on our installed base remains relatively consistent and we anticipate that maintenance renewal revenue for the year ending September 30, 2005 will remain consistent at current levels.

Subscription and maintenance revenues for the year ended September 30, 2003 represented a 2% decrease from subscription and maintenance revenues of $89.1 million for the year ended September 30, 2002. Subscription revenues for the year ended September 30, 2003 represented a 21% decrease from subscription revenues of $13.5 million for the year ended September 30, 2002. This decrease was primarily related to decreases in revenues recognized related to our marketplace products. Maintenance revenues for the year ended September 30, 2003 represented a 1% increase from maintenance revenues of $75.6 million for the year ended September 30, 2002. This increase was primarily related to increased maintenance renewal revenue.

Services and other

Services and other revenues were $84.5 million for the year ended September 30, 2004, an 81% increase from service revenues of $46.5 million for the year ended September 30, 2003. This increase in service revenues is due to $16.0 million from service revenues added as a result of our merger with FreeMarkets, $14.4 million from organic growth and $7.1 million from Ariba Managed Services added as a result of our acquisition of Alliente. We anticipate that services and other revenues will represent an increasing portion of total revenues in the year ending September 30, 2005, partly due to the inclusion of the results of operations of FreeMarkets for a full fiscal year.

Services and other revenues for the year ended September 30, 2003 represented a 10% increase from services and other revenues of $42.3 million for the year ended September 30, 2002. This increase is primarily attributable to an increase in our services business of $6.4 million, offset by a decrease in other revenues of $1.8 million.

Cost of Revenues

License

Cost of license revenues consists of product, delivery and royalty costs, as well as the amortization of acquired technology and customer intangible assets (discussed below). Cost of license revenues for the year ended September 30, 2004 was $2.7 million, a 25% decrease from cost of license revenues of $3.6 million for the year ended September 30, 2003. The decrease of $889,000 was principally due to a decrease in royalties and co-sale and reseller fees totaling $3.1 million, offset by an increase in warranty expense of $2.2 million, as the reversal in fiscal year 2004 was less than the warranty accrual reversal in fiscal year 2003.

Cost of license revenues for the year ended September 30, 2003 represented a 5% decrease from cost of license revenues of $3.7 million for the year ended September 30, 2002. The decrease of $179,000 is principally due to an increase of $1.3 million in co-sale and reseller fees, which was substantially offset by a decrease in warranty costs of $1.4 million, as the warranty accrual reversal in fiscal year 2003 was more than the warranty accrual reversal in fiscal year 2002. For the year ended September 30, 2003, estimated warranty costs were revised to reduce the accrual by $2.6 million, principally as a result of actual costs being less than those originally estimated and accrued in connection with Ariba Buyer Version 7.0.

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for implementation and services, hosting services, technical support, training personnel, facilities and equipment costs. Cost of subscription and maintenance revenues for the year ended September 30, 2004 was $22.4 million, a 3% decrease from cost of subscription and maintenance revenues of $23.0 million for the year ended September 30, 2003. This decrease of $600,000 is principally due to a decrease of $822,000 in maintenance costs offset by an increase in the cost of subscription services of $200,000. We anticipate that cost of subscription and maintenance revenues will increase significantly in fiscal year 2005, partly due to the inclusion of the results of operations of FreeMarkets for a full fiscal year.

Cost of subscription and maintenance revenues for the year ended September 30, 2003 represented a 19% decrease from cost of subscription and maintenance revenues of $28.3 million for the year ended September 30, 2002. This decrease of $5.3 million is comprised of decreases in the cost of subscription services of $3.7 million and maintenance costs of $1.6 million.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, technical support, training personnel, facilities and equipment costs. Cost of services and other revenues was $69.8 million for the year ended September 30, 2004, an 88% increase from cost of services and other revenues of $37.2 million for the year ended September 30, 2003. The increase is primarily a result of additional personnel costs associated with increased levels of resources needed to support higher services revenues, due in part to our acquisition of Alliente and our merger with FreeMarkets, which resulted in increased services personnel. We anticipate that cost of services and other revenues will increase significantly in fiscal year 2005, partly due to the inclusion of the results of operations of FreeMarkets for a full fiscal year.

Cost of services and other revenues for the year ended September 30, 2003 represented a 30% increase from cost of services and other revenues of $28.7 million for the year ended September 30, 2002. The increase is primarily the result of additional personnel headcount costs associated to support higher service revenues.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of the costs allocated to acquired technology and customer relationships in our fiscal year 2000 acquisitions of TradingDynamics, Inc. (“Trading Dynamics”), Tradex, Inc. (“Tradex”), SupplierMarket.com, (“SupplierMarket”), and our fiscal year 2004 business combinations with Softface and FreeMarkets. This expense amounted to $5.1 million, $4.0 million and $6.7 million for the years ended September 30, 2004, 2003 and 2002, respectively.

Operating Expenses

Sales and marketing

Sales and marketing expenses include costs associated with our sales and marketing personnel and product marketing personnel and consist primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses, travel and entertainment expenses related to these personnel and the provision for doubtful accounts. Sales and marketing expenses for the year ended September 30, 2004 were $74.3 million, a 12% increase from sales and marketing expenses of $66.5 million for the year ended September 30, 2003. This increase is comprised of an increase of $7.6 million in sales and marketing expenses in the fourth quarter of fiscal year 2004, arising from increased sales and marketing activity associated with the merger with FreeMarkets, increases in marketing costs of $3.1 million relating principally to our advertising campaign for fiscal year 2004, and doubtful accounts of $2.2 million due primarily to the net reversal of $1.4 million of the provision in the previous year. These increases are offset by decreases in personnel related costs, primarily headcount related, of $2.5 million, and facilities and equipment expenses of $2.0 million. We anticipate that sales and marketing expenses will increase significantly in fiscal year 2005, primarily due to the inclusion of the results of operations of FreeMarkets for a full fiscal year.

Sales and marketing expenses for the year ended September 30, 2003 represented a 1% decrease from sales and marketing expenses of $67.5 million for the year ended September 30, 2002. This decrease of $966,000 is primarily comprised of decreases of $5.6 million in personnel related costs which primarily include a reduction in headcount related costs of $2.6 million, a reduction in commissions of $600,000 and a benefit received during fiscal year 2003 for insurance reimbursements of legal costs incurred in earlier accounting periods in connection with litigation matters of approximately $3.7 million. The decrease is also comprised of a reduction of $6.0 million in facilities costs. These decreases are partially offset by an increase in temporary labor costs of $1.3 million and an increase of $4.6 million in professional fees and a reduced benefit from provision for doubtful accounts of $7.0 million.

Research and development

Research and development expenses primarily include employee compensation and benefits as well as software development tools and equipment costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities. Research and development expenses for the year ended September 30, 2004 were $54.1 million, a $77,000 increase from research and development expenses of $54.0 million for the year ended September 30, 2003. This increase is comprised of a $1.9 million increase in research and development expenses in the fourth quarter of fiscal year 2004 arising from the merger with FreeMarkets, offset by decreases of $1.1 million in compensation and benefits and $600,000 in facilities and equipment costs. To date, all software development costs have been expensed in the period incurred. We anticipate that research and development expenses will increase modestly in fiscal year 2005 as we expand development efforts to support the consolidated Ariba and FreeMarkets product lines.

Research and development expenses for the year ended September 30, 2003 represented a 16% decrease from research and development expenses of $64.4 million for the year ended September 30, 2002. This decrease is comprised of a $9.8 million decrease in facilities and equipment costs and a $1.9 million decrease in fees paid to outside service providers, partially offset by an increase of $1.0 million in compensation and benefits.

General and administrative

General and administrative expenses include costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the year ended September 30, 2004 were $26.1 million, a 28% decrease from general and administrative expenses of $36.2 million for the year ended September 30, 2003. This decrease is comprised of decreases of $8.5 million in fees to outside professional service providers, primarily attributable to a decline in expenses relating to our accounting review, $3.0 million in personnel costs, $2.0 million in office related expenses and $700,000 in facilities and equipment expenses, partially offset by an increase of $3.9 million resulting from our merger with FreeMarkets. We anticipate that general and administrative expenses will increase significantly in fiscal year 2005, primarily due to the inclusion of the results of operations of FreeMarkets for a full fiscal year.

General and administrative expenses for the year ended September 30, 2003 represented a 14% increase from general and administrative expenses of $31.8 million for the year ended September 30, 2002. This increase is comprised of a $13.4 million increase in fees to outside professional service providers, of which approximately $10 million was incurred in connection with our accounting review and restatement, offset by reductions of $1.6 million in personnel costs, $1.9 million in office related expenses and $5.3 million in facilities and equipment expenses.

Amortization of goodwill and other intangible assets

Amortization of goodwill and other intangible assets was $460,000, $113.5 million and $559.0 million in fiscal years 2004, 2003 and 2002, respectively. In fiscal year 2004, this consisted of the amortization of intangible assets including trade name/trademark and order backlog, resulting from our merger with FreeMarkets and our acquisitions of Softface and Alliente. In fiscal year 2003, the amortization consisted of amortization of intangible assets including covenants not-to-compete and an intellectual property agreement, and in fiscal year 2002 it consisted of amortization of intangible assets including covenants not-to-compete, assembled workforce, an intellectual property agreement and goodwill arising from our fiscal year 2000 acquisitions of TradingDynamics, Tradex and SupplierMarket. We anticipate amortizing other intangible assets totaling $20.8 million, $16.4 million, $14.5 million, $10.2 million and $255,000 for fiscal years 2005, 2006, 2007, 2008 and 2009, respectively.

In-process research and development

In connection with our merger with FreeMarkets, $100,000 was allocated to in-process research and development for the year ended September 30, 2004. This amount was determined by us, after considering, among other factors, the results of an independent appraisal based on established valuation techniques in the high-technology software industry. The associated in-process research and development project was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

No assurance can be given that actual revenues and operating profit attributable to acquired in-process research and development will not deviate from the projections used to value such in-process research and development in connection with the merger.

Stock-based compensation

We recognize deferred stock-based compensation associated with stock options granted to employees at prices below market value on the date of grant, stock options issued to certain employees in conjunction with the consummation of our acquisitions and the issuance of restricted shares of common stock to certain senior executives, officers and employees. These amounts are included as a component of stockholders’ equity and are charged to operations over the vesting period of the options or the lapse of restrictions for the restricted stock, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense is presented as a separate line item in our Consolidated Statements of Operations, net of the effects of reversals related to terminated employees for cancellation of unvested stock options previously amortized to expense under FIN 28.

For the years ended September 30, 2004, 2003 and 2002, stock-based compensation expense (benefit), net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	2004	2003	2002
Cost of revenues	$280	$(729)	$3,277
Sales and marketing	1,763	1,544	4,312
Research and development	271	272	(264)
General and administrative	474	1,074	7,442

Total	$2,788	$2,161	$14,767

Restructuring and integration costs

For the year ended September 30, 2004, we recorded a charge to operations of $16.8 million for restructuring and integration costs, of which $15.8 million represented merger-related costs undertaken in connection with our merger with FreeMarkets in order to improve our post-merger competitiveness, productivity and future operating results. This charge consists of $3.4 million for severance and related benefits for terminated Ariba employees, $9.1 million for lease abandonment costs associated with our Sunnyvale facility, $2.9 million for the impairment of leasehold improvements and $2.8 million for other integration costs, primarily professional fees for integration planning and implementation, partially offset by a benefit to operating expense totaling $2.4 million primarily as a result of entering into a sublease agreement which was not anticipated in previous estimates of our restructuring obligations.

During the years ended September 30, 2004, 2003 and 2002, we revised our original estimates and expectations associated with our corporate headquarters and field offices disposition efforts. These revisions were a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued declines in market conditions in the commercial real estate market in Northern California. Based on these factors and consultation with an independent appraisal firm, we recorded an additional charge to lease abandonment costs to reflect these revisions of $1.0 million, $5.4 million and $58.0 million in the years ended September 30, 2004, 2003 and 2002, respectively.

In the year ended September 30, 2002 we also recorded a charge for $4.6 million related to a reduction of our worldwide workforce in the first quarter of fiscal year 2002.

Interest and other income, net

Interest and other income, net for the year ended September 30, 2004 was $2.8 million, a 51% decrease from interest and other income of $5.7 million for the year ended September 30, 2003. This decrease is primarily attributable to a $1.6 million decrease in interest income due to lower invested cash, cash equivalents and investment balances as well as a change in mix to lower interest bearing accounts, and a decrease of $1.4 million attributable to realized gains and losses on investments due to international currency fluctuations.

Interest and other income, net for the year ended September 30, 2003 represented an 18% decrease from interest and other income, net of $7.0 million for the year ended September 30, 2002. The decrease is primarily attributable to lower invested cash, cash equivalents and investment balances during fiscal year 2003 and a decline in interest rates offset by realized gains on investments and gains due to international currency fluctuations and the absence of any publicly traded company investment impairment charge in fiscal year 2003.

Provision (benefit) for income taxes

We recorded income tax provision (benefit) of $(160,000), $(92,000) and $2.8 million for the years ended September 30, 2004, 2003 and 2002, respectively. The income tax benefit of $160,000 and $92,000 recorded in the years ended September 30, 2004 and 2003, respectively, relates to net tax refunds from various state and foreign tax jurisdictions. The income tax expense recorded in the year ended September 30, 2002 relates primarily to operations of our foreign subsidiaries.

Utilization of our net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations imposed by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of our federal and state net operating loss and tax credit carryforwards before utilization.

As of September 30, 2004, we had net operating loss carryforwards for federal and state tax purposes of approximately $1.7 billion and $826.8 million, respectively, before consideration of any annual limitations as described above. These federal and state net operating loss carryforwards expire in various years from fiscal year 2010 through fiscal year 2024 and from fiscal year 2006 through fiscal year 2024, respectively. The State of California has temporarily suspended the ability to utilize California net operating loss carryforwards for the 2004 fiscal year. As of September 30, 2004 we had research credit carryforwards for federal and state tax purpose of approximately $41.9 million and $27.2 million, respectively. If not utilized, the federal research credit carryforwards will expire in various years from fiscal year 2011 through fiscal year 2024. The state research credit carryforwards will continue indefinitely. We also had manufacturer’s credit carryforwards as of September 30, 2004 for state tax purposes of approximately $2.0 million, which will expire in various years from fiscal year 2006 through fiscal year 2012. Our net operating loss and tax credit carryforwards include net operating loss and research credit carryforwards of approximately $218.4 million and $4.7 million, respectively, generated by FreeMarkets prior to its merger with us, that are subject to annual limitations which could reduce or defer the utilization of those losses and credits.

Minority interests

In December 2000, our consolidated subsidiary, Nihon Ariba K.K., issued and sold 38,000 shares, or approximately 41% of its common stock, for cash consideration of approximately $40.0 million to Softbank, a Japanese corporation and its subsidiaries (collectively, “Softbank”) pursuant to our strategic relationship with Softbank. In April 2001, Nihon Ariba K.K. issued and sold an additional 2% of its common stock for cash consideration of approximately $4.0 million to third parties. Prior to the transactions, we held 100% of the equity of Nihon Ariba K.K. in the form of common stock.

As of September 30, 2004 and 2003, minority interest of approximately $16.6 million and $17.1 million, respectively, was recorded on our Consolidated Balance Sheets in order to reflect the share of the net assets of Nihon Ariba K.K. held by minority investors. For the years ended September 30, 2004 and 2002, we reduced consolidated net loss by $524,000 and $180,000, as the minority interest’s share of Nihon Ariba K.K’s loss, respectively. For the year ended September 30, 2003, we increased consolidated net loss by approximately $3.6 million as the minority interest’s share of Nihon Ariba K.K.’s income

In April 2001, our consolidated subsidiary, Ariba Korea, Ltd., issued and sold 3,800 shares, or approximately 42% of its common stock, for cash consideration of approximately $8.0 million to Softbank. Prior to the transaction, we held 100% of the equity of Ariba Korea, Ltd. in the form of common stock.

Minority interest of $2.9 million was recorded on our Consolidated Balance Sheets as of September 30, 2004 and 2003, respectively, in order to reflect the share of the net assets of Ariba Korea, Ltd. held by minority investors. We also reduced consolidated net loss by approximately $15,000, $123,000 and $106,000 as the minority interest’s share of the Ariba Korea, Ltd. loss for the years ended September 30, 2004, 2003 and 2002, respectively.

We recently settled a dispute and restructured our relationship with Softbank. See “Overview of Fiscal Year 2004—Settlement of Dispute with Softbank.” As a result of our settlement with Softbank, a significant portion of the minority interests will be eliminated in the quarter ending December 31, 2004. See Notes 12 and 13 of Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

As of September 30, 2004, we had $111.3 million in cash, cash equivalents and short-term investments, $29.7 million in long-term investments and $72.5 million in restricted cash, for total cash and investments of $213.4 million, and $15.1 million in working capital. All significant cash, restricted cash and investments are held in accounts in the United States, except for approximately $92.2 million which is held in foreign accounts. Of this amount, $85.3 million is held by Nihon Ariba K.K., our majority-owned subsidiary in Japan, of which $43.4 million is restricted cash, and $6.9 million is held by Ariba Korea, Ltd, our majority-owned subsidiary in Korea. As of September 30, 2003, we had $127.1 million in cash, cash equivalents and short-term investments, $78.3 million in long-term investments and $29.7 million in restricted cash, for total cash and investments of $235.2 million, and $3.5 million in working capital.

The decrease in total cash, cash equivalents, investments and restricted cash of $21.8 million for the year ended September 30, 2004 is primarily attributable to net cash paid in purchase acquisitions of $39.2 million, net cash paid related to our abandoned real estate and other restructuring and integration obligations of approximately $19.4 million, a legal settlement matter involving a marketing alliance partner of approximately $8.8 million and repurchases of our common stock totaling $6.4 million. These decreases were partially offset by interim payments totaling $43.4 million received in connection with the Softbank arbitration proceeding and by proceeds from the issuance of common stock of $9.1 million. Our settlement with Softbank on October 15, 2004, resulted in a net cash outflow of $26.0 million. See “Overview of Fiscal Year 2004—Settlement of Dispute with Softbank” above and Notes 12 and 13 of Notes to Consolidated Financial Statements. After giving effect to the Softbank settlement, we would have had $187.4 million in cash, cash equivalents, investments and remaining restricted cash as of September 30, 2004, a decrease of $47.8 million from September 30, 2003.

The increase in working capital of $11.6 million at September 30, 2004 compared to September 30, 2003 is primarily attributable to an increase in our accounts receivable and a decrease in the current portion of deferred revenues, offset by a decrease in our short-term investments and an increase in accrued liabilities, accrued compensation and related liabilities, accounts payable and restructuring obligations.

Net cash used in operating activities was $22.3 million for the year ended September 30, 2004, compared to net cash used in operating activities of $44.0 million for the year ended September 30, 2003. Net cash used in operating activities for the year ended September 30, 2004 is primarily attributable to the following:

•	an increase in accrued liabilities of $31.7 million, which principally relates to the interim payments received from Softbank totaling $43.4 million, partially offset by the payment of $8.8 million related to the settlement of a litigation matter involving a market alliance partner;

•	an increase in accounts receivable of $14.2 million primarily due to timing of collections;

•	a decrease in deferred revenue of $30.8 million principally due to recognition of more revenue from contracts entered into during prior periods than new deferrals originating in the current period, and to a reduction of deferred revenues of approximately $2.4 million related to the settlement of a litigation matter;

•	a net decrease in restructuring obligations of $5.5 million due to rent paid for abandoned properties;

•	a decrease in accrued compensation and related liabilities of $2.4 million comprised primarily of reduced accruals for commissions and bonuses totaling $3.4 million, partially offset by an increase of $1.7 million related to our employee stock purchase plan; and

•	a decrease in prepaid expenses and other current assets of $1.8 million, which principally relates to acquisition costs related to our recently completed merger with FreeMarkets that were subsequently capitalized.

Excluding the $43.4 million interim payments from Softbank, our operating activities would have used $65.7 million in net cash rather than using $22.3 million.

Net cash provided by investing activities was $23.0 million for the year ended September 30, 2004, compared to net cash provided by investing activities of $17.0 million for the year ended September 30, 2003. Net cash provided by investing activities for the year ended September 30, 2004 is primarily attributable to net sales of our investments of $107.8 million, which was partially offset by the allocation of the $43.4 million received in connection with the Softbank interim payments recorded as restricted cash, and by net cash paid of $39.2 million as a result of our merger with FreeMarkets and acquisitions of Alliente and Softface.

Net cash provided by financing activities was $2.6 million for the year ended September 30, 2004, compared to net cash provided by financing activities of $7.6 million for the year ended September 30, 2003. Net cash provided by financing activities for the year ended September 30, 2004 is primarily attributable to proceeds of $9.1 million from the issuance of stock under the employee stock purchase plan and exercise of stock options, partially offset by $6.4 million used to repurchase shares of our outstanding common stock.

As of September 30, 2004, we did not have any commitments for capital expenditures.

Contractual obligations

Our primary contractual obligations are under our operating leases and a letter of credit which are discussed below.

In March 2000, we entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for our headquarters. The operating lease term commenced on January 2001 and ends on January 24, 2013. We occupy approximately 191,200 square feet in this facility. We currently sublease two and one-half buildings, totaling 442,600 square feet, to third parties. These subleases expire on July 31, 2007, August 31, 2008 and May 13, 2008, respectively. The remaining 82,200 square feet is available for sublease. Minimum monthly lease payments are approximately $2.4 million and escalate annually, with the total future minimum lease payments amounting to $286.1 million over the remaining lease term. As part of this lease agreement, we are required to hold certificates of deposit, totaling $26.3 million as of September 30, 2004, as a form of security through fiscal year 2013. Also, we are required by other lease agreements to hold an additional $1.6 million of standby letters of credit, which are cash collateralized. These instruments are issued by our banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $27.9 million is classified as restricted cash on our consolidated balance sheet as of September 30, 2004.

We also occupy 108,900 square feet of office space in Pittsburgh, Pennsylvania under a lease covering 182,000 square feet that expires in May 2010. The remaining 73,100 square feet is available for sublease. This location consists principally of our services organization and administrative activities.

Future minimum lease and debt payments and sublease income under noncancelable operating leases for the next five years and thereafter are as follows as of September 30, 2004 (in thousands):

Year Ending September 30,	Lease Payments	Debt	Total Obligations	Contractual Sublease Income	Net Obligations
2005	$49,922	$132	$50,054	($30,624)	$19,430
2006	47,949	108	48,057	(18,707)	29,350
2007	43,524	108	43,632	(14,676)	28,956
2008	44,113	44	44,157	(4,755)	39,402
2009	45,147	—	45,147	—	45,147
Thereafter	145,536	—	145,536	—	145,536

Total	$376,191	$392	$376,583	($68,762)	$307,821

Of the total operating lease commitments as of September 30, 2004 noted above, $123.4 million is for occupied properties and $252.8 million is for abandoned properties, which are a component of the restructuring obligation. In November 2004, we repaid in full an outstanding loan with the Commonwealth of Pennsylvania for $378,000.

Other arrangements

Other than the obligations identified above, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities. We do not have any material noncancelable purchase commitments as of September 30, 2004.

Anticipated cash flows

We expect to incur significant operating expenses, particularly services delivery costs, research and development expenses and sales and marketing expenses, for the foreseeable future in order to execute our business plan. We anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, integration and merger-related expenses, changes in deferred revenues, our ability to manage infrastructure costs, the outcome of our subleasing activities related to the costs of abandoning excess leased facilities, the use of cash under our stock repurchase program and ongoing regulatory and legal proceedings.

We believe our existing cash, cash equivalents and investment balances together with anticipated cash flow from operations should be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months. However, given the significant changes in our business and results of operations in the last twelve to eighteen months, the fluctuation in cash, cash equivalents and investments balances may be greater than presently anticipated. See “Risk Factors.” After the next twelve months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

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

Revenue recognition

Substantially all of our revenues are derived from three sources: (i) licensing software; (ii) providing hosted software solutions, technical support and product updates, otherwise known as subscription and maintenance; and (iii) providing services including implementation services, consulting services, managed services, training, education, premium support and other miscellaneous items. Access to the Ariba Supplier Network is available to our customers as part of their maintenance agreements for certain products.

We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, Staff Accounting Bulletin (SAB) 104 and Emerging Issues Task Force (EITF) Issue 00-21. We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable.

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

Another critical judgment involves when fees are “fixed or determinable.” In arrangements where at least 80% of license fees are due within one year or less from delivery, the entire arrangement fee is considered fixed or determinable and revenue is recognized when the remaining basic revenue recognition criteria are met. Payment terms are considered extended when greater than 20% of an arrangement fee is due beyond twelve months from delivery. If fees are not “fixed or determinable,” revenue is recognized when fees are due and payable.

Arrangements that include consulting services, such as systems implementation and process improvement projects, are evaluated to determine whether the services are essential to the functionality of other elements of the arrangement. In making this determination, we consider the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.

We recognize software license revenue using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Under the residual method, revenue is recognized in a multiple element arrangement involving software when Ariba specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement. We defer revenue for the fair value of the undelivered elements, such as maintenance and professional services, and recognize revenue for the remainder of the arrangement fee attributable to the delivered elements (i.e., software products) when the basic criteria in SOP 97-2 have been met. As such, discounts, if any, are allocated to the license element and no discount is applied to undelivered elements. Where the contract does not include software, we allocate revenue to each element in a multiple element arrangement based on its respective fair value. Our determination of the fair value of each element in multi-element arrangement involving software is based on vendor-specific objective evidence (VSOE), which is limited to the price when sold separately. For all other transactions not involving software, fair value is determined using price when sold separately or other methods allowable under EITF 00-21.

Accounting for multiple elements under SOP 97-2 or EITF Issue 00-21 may result in significant deferrals of license revenue from the date of license delivery, the precise timing of which may be uncertain. The classification of deferred revenues between current and non-current is based on the determination as to whether the recognition will occur within the next twelve months or thereafter. The actual timing of revenue recognition will depend on when the four basic revenue recognition criteria are met and can vary based on the timing of product acceptance, delivery of specified upgrades, completion of services, delivery of future products available under options and many other factors. While it may be difficult to predict the timing of revenue recognition, in most cases the determination of when revenue recognition is appropriate is not subject to significant judgment.

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

Recoverability of goodwill

On September 30, 2004, we had $574.7 million of goodwill on our consolidated balance sheet. Of this amount, $9.7 million resulted from the acquisitions of Alliente and Softface in the second and third quarters of fiscal year 2004, respectively, $384.0 million resulted from our merger with FreeMarkets and approximately $181.0 million resulted from acquisitions completed in fiscal year 2000.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines during fiscal year 2004 and as of September 30, 2004, our net asset value of $646.4 million exceeded our market capitalization. Based on these two factors, we performed a test for goodwill impairment as of September 30, 2004 and determined that based upon our implied fair value (which includes factors such as, but not limited to, our market capitalization, an expected market control premium and recent stock price volatility) as of September 30, 2004, there was no impairment of goodwill. Although no goodwill impairment has been recorded for the years ended September 30, 2004, 2003 and 2002, there can be no assurances that future goodwill impairments will not occur.

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

Lease abandonment costs

We initially recorded a significant restructuring charge in the third quarter of fiscal year 2001 upon abandoning certain operating leases as part of a program to restructure our operations and related facilities. In the years ended September 30, 2003 and 2002, we revised our original estimates and expectations for our corporate headquarters and field offices disposition efforts as a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued declines in market conditions in the commercial real estate market in Northern California.

During the year ended September 30, 2004, due to further consolidation and abandonment of additional facilities as the result of our merger with FreeMarkets, we recorded additional restructuring costs of $12.0 million. We also (i) revised our estimates for sublease commencement dates and rental rate projections to reflect continued declines in market conditions in the real estate market primarily in Northern California, resulting in an additional charge of $1.0 million, and (ii) recorded a benefit to operating expense totaling $2.4 million, primarily as a result of entering into a sublease agreement which was not anticipated in previous estimates of the restructuring obligation. In addition, we assumed lease abandonment liabilities of $10.7 million as of July 1, 2004 related to the former headquarters of FreeMarkets in Pittsburgh, Pennsylvania.

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

As of September 30, 2004, we had contractual commitments of $252.8 million for abandoned properties. Our lease abandonment accrual is net of $185.5 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $68.8 million as of September 30, 2004, and the remainder of anticipated sublease income represents management’s estimate of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at September 30, 2004, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on our operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on our Sunnyvale, California headquarters and our other principal office in Pittsburgh, Pennsylvania as of September 30, 2004 by approximately $8.0 million.

Legal contingencies

We are subject to various claims and legal actions. See “Legal Proceedings.” We have accrued for estimated losses in accordance with GAAP for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. Although we currently believe that we have properly accrued for estimable and probable losses regarding the outcome of outstanding legal proceedings, claims and litigation involving us, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on our business, results of operations or financial condition or that the current amount of accrued losses is sufficient for any actual losses that may be incurred.

Risk Factors

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating Ariba and our business because such factors may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K, including in “Overview of Fiscal Year Ended 2004” and “Outlook for Fiscal Year 2005,” actual results could differ materially from those projected in any forward-looking statements.

We Compete in New and Rapidly Evolving Markets, and Our Spend Management Solutions Are At a Relatively Early Stage of Development. These Factors Make Evaluation of Our Future Prospects Difficult.

Spend management software applications and services are at a relatively early stage of development. We introduced our initial Ariba Spend Management solutions in September 2001, and we have recently introduced several new products that have achieved limited deployment, including recent product releases and upgrades integrating functionality acquired in our recent merger with FreeMarkets. These products may be more challenging to implement than our more established products, as we have less experience deploying these applications. The markets in which we compete are characterized by rapid technological change, evolving customer needs and frequent introductions of new products and services. As we adjust to evolving customer requirements and competitive pressures, we may be required to further reposition our product and service offerings and introduce new products and services. We may not be successful in developing and marketing such product and service offerings, or we may experience difficulties that could delay or prevent the development and marketing of such product and service offerings, which could have a material adverse effect on our business, financial condition or results of operations.

Economic Conditions and Reduced Information Technology Spending May Adversely Impact Our Business.

Our business depends on the overall demand for enterprise software and services and on the economic health of our current and prospective customers. Weak global economic conditions in recent years and the related decline in information technology spending has hurt our business. Continued weak economic conditions, or a continued reduction in information technology spending even if economic conditions improve, could adversely impact our business in a number of ways including longer sales cycles, lower average selling prices and reduced bookings and revenues.

Our Merger with FreeMarkets is Subject to a Number of Risks.

On July 1, 2004, we completed our merger with FreeMarkets, which provides enterprises with software, services and information for global supply management. Our merger with FreeMarkets is subject to a number of risks. Among other things, achievement of the expected benefits of the merger, including cost savings, will depend on successfully:

•	integrating the operations and personnel of the two geographically separate companies, including the relocation to our Pittsburgh office of a number of functions and processes previously performed in our Sunnyvale office that are part of our internal control over financial reporting;

•	offering the complementary products and services of each company to the other company’s existing customers; and

•	developing new products and services that utilize the assets of both companies.

In addition, the merger could adversely affect our financial results, adversely affect our stock price or result in lost revenues and business opportunities as a result of customer confusion. If any of these or other risks relating to the merger occur, our business and prospects may be seriously harmed.

Our Success Depends on Market Acceptance of Standalone Spend Management Solutions.

Our success depends on widespread customer acceptance of standalone spend management solutions from vendors like Ariba, rather than solutions from enterprise resource planning (ERP) software vendors and others that are part of a broader enterprise application solution. For example, ERP vendors, such as Oracle, SAP and PeopleSoft, could bundle spend management modules with their existing applications and offer these modules at little or no cost. If our products and services do not achieve continued customer acceptance, our business will be seriously harmed.

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of September 30, 2004, resulting in large part from cumulative charges for the amortization of goodwill and other intangible assets and the impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in subsequent risk factors and the following:

•	adverse economic conditions, in particular declines in information technology spending, and corporate and consumer confidence in the economy;

•	the failure of our standalone spend management solution business to mature as a separate market category;

•	declines in average selling prices of our products and services resulting from competition, our introduction of newer products that generally have lower list prices than our more established products and other factors;

•	failure to successfully grow our sales channels in Europe and Japan;

•	increased reliance on managed services and subscription offerings that result in lower near-term revenues from customer deployments;

•	failure to maintain tight control over costs;

•	increased restructuring charges resulting from the failure to sublease excess facilities at anticipated levels and rates;

•	the impact of our merger with FreeMarkets, including ongoing charges related to the amortization of intangibles; and

•	charges incurred in connection with any future restructurings.

Our Quarterly Operating Results Are Volatile, Difficult to Predict and May Be Unreliable as Indicators of Future Performance Trends.

Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indicators of future performance trends.

Our quarterly operating results have varied or may vary depending on a number of factors, including the following:

Risks Related to Revenues:

•	fluctuations in demand, sales cycles and average selling price for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	a decline in the volume or rate of our sourcing services or a shift from these services (formerly known as FullSource) to our lower cost self-service product, Ariba QuickSource;

•	fluctuations in the number of relatively larger orders for our products and services;

•	increased dependence on relatively smaller orders from a larger number of customers;

•	increased dependence on the number of new customer contracts in the current quarter, including follow-on contracts from existing customers, rather than on contracts entered into in prior quarters;

•	increased dependence on generating revenues from new revenue sources;

•	delays in recognizing revenue from licenses of software products;

•	changes in the mix of types of licensing arrangements and related timing of revenue recognition;

•	the impact of recent declines in our deferred revenue;

•	changes in our product line and customer demand resulting from our merger with FreeMarkets; and

•	the impact of the restatement of our consolidated financial statements and our ongoing legal proceedings on customer demand.

Risks Related to Expenses

•	our overall ability to control costs, including managing reductions in expense levels through restructuring and severance payments;

•	the level of expenditures relating to ongoing legal proceedings;

•	costs associated with changes in our pricing policies and business model, including increased reliance on managed solutions offerings and the implementation of programs to generate revenue from new sources;

•	costs associated with the merger with and integration of FreeMarkets into Ariba, including the amortization of other intangible assets and stock-based compensation expense; and

•	the failure to adjust our workforce to changes in the level of our operations.

Our Business Could Be Seriously Harmed if We Fail to Retain Our Key Personnel.

Our future performance depends on the continued service of our senior management, product development and sales personnel. The loss of the services of one or more of these personnel could seriously harm our business. Our ability to retain key employees may be harder given the cultural and geographic aspects of combining our Sunnyvale, California and Pittsburgh, Pennsylvania based operations following our merger with FreeMarkets. In addition, uncertainty created by turnover of key employees could result in reduced confidence in our financial performance which could cause fluctuations in our stock price and result in further turnover of our employees.

Our Revenues in Any Quarter May Fluctuate Because We Depend on a Relatively Small Number of Relatively Large Orders.

Our quarterly revenues are especially subject to fluctuation because they depend on the sale of relatively large orders for our products and related services. For example, between three and eight individual customers represented at least 50% of our license revenues for each quarter in each of our last two fiscal years. In addition, many of these relatively large orders are realized at the end of the quarter. As a result of this concentration and timing, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter.

Our Revenues in Any Quarter May Fluctuate Significantly Because Our Sales Cycles Are Long and Can Be Unpredictable.

Our sales cycles are long and can be unpredictable. The purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer organization. The implementation and deployment of our products requires a significant commitment of resources by our customers and third parties and/or professional services organizations.

An Increased Demand for Term Licenses and Subscriptions or Hosted Applications by Customers May Result in Deferral of Revenues and Cash Payments from Customers.

Customers may purchase a perpetual license for our software or purchase the software for a specified period of time through a term license or a subscription. If an increasing portion of customers choose term licenses or subscriptions, we may experience a deferral of revenues and cash payments from customers. Similarly, if an increasing portion of customers request application hosting services, we may experience a deferral of revenues and cash payments from customers.

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

Revenues From Our Ariba Sourcing Solution (Which Includes the Service Formerly Known as FullSource) Could Be Negatively Affected if Customers Elect to Purchase Our Self-Service Products Rather Than Our Technology-Enhanced Services.

Subscription revenue from our full-service sourcing services offering (formerly known as FullSource) has been declining as existing customers renew contracts for lower dollar volumes and/or purchase our lower-priced self-service technologies (such as Ariba QuickSource). We have several large multi-year contracts for these technology-enhanced services, many of which will come up for renewal during fiscal year 2005. If these customers do not renew their contracts upon expiration, or if they elect to use one of our lower-cost self-service solutions, our future revenues may decrease.

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

We Are Subject to Evolving and Expensive Corporate Governance Regulations and Requirements. Our Failure to Adequately Adhere to These Requirements or the Failure or Circumvention of Our Controls and Procedures Could Seriously Harm Our Business.

Because we are a publicly-traded company, we are subject to certain federal, state and other rules and regulations, including rules and regulations recently adopted in response to laws adopted by Congress, such as the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal control over financial reporting. Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent other than inconsequential errors or fraud in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it impossible for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

We Sometimes Experience Long Implementation Cycles, Which May Increase Our Operating Costs and Delay Recognition of Revenues.

Many of our products are complex applications that are generally deployed with many users. Implementation of these applications by enterprises is complex, time consuming and expensive. Long implementation cycles may delay the recognition of revenue as some of our customers engage us to perform system implementation services, which can defer revenue recognition for the related software license revenue. In addition, when we experience long implementation cycles, we may incur costs at a higher level than anticipated, which may reduce the anticipated profitability of a given implementation.

If a Sufficient Number of Suppliers Do Not Join and Maintain Their Participation In the Ariba Supplier Network, Particularly in Light of Our Recently-Announced Plan to Charge Our Higher Transaction Volume Suppliers for Access to the Network, It May Not Attract a Sufficient Number of Buyers and Other Sellers Required to Make the Network Successful.

In order to provide buyers on the Ariba Supplier Network an organized method for accessing goods and services, we rely on suppliers to maintain web-based product catalogs, indexing services and other content aggregation tools. Any failure of suppliers to join the Ariba Supplier Network in sufficient numbers, or of existing suppliers to maintain their participation in the Ariba Supplier Network, would make the network less attractive to buyers and consequently other suppliers. We recently announced our plan to begin charging select suppliers for access to the Ariba Supplier Network, which could make it less attractive for suppliers to join or maintain their participation in the network. Our inability to access and index these catalogs and services provided by suppliers would result in our customers having fewer products and services available to them through our solutions, which would adversely affect the perceived usefulness of the Ariba Supplier Network.

We Could Be Subject to Potential Claims Related to the Ariba Supplier Network.

We warrant that the Ariba Supplier Network will achieve specified performance levels to allow our customers to conduct their transactions. To the extent we fail to meet warranted performance levels, we could be obligated to provide refunds of maintenance fees or credits toward future maintenance fees. Further, to the extent that a customer incurs significant financial hardship due to the failure of the Ariba Supplier Network to perform as warranted, we could be exposed to additional liability claims.

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

We Face Intense Competition. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition has resulted in price reductions and could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete with several major enterprise software companies, including SAP, Oracle and PeopleSoft. We also compete with several service providers, including McKinsey and A.T. Kearney. In addition, we occasionally compete with other small niche providers of sourcing or procurement products and services, including Emptoris, Frictionless Commerce, Ketera Technologies, Perfect Commerce, Procuri and Verticalnet. Because spend management is a relatively new software category, we expect additional competition from other established and emerging companies if this market continues to develop and expand. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. These third parties, which include IBM, Accenture, Capgemini, Deloitte Consulting, BearingPoint and Unisys, are generally not subject to confidentiality or non-compete agreements that restrict such competitive behavior.

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

Our Acquisitions Are, and Any Future Acquisitions Will Be, Subject to a Number of Risks.

We completed our merger with FreeMarkets on July 1, 2004, and we acquired Softface on April 15, 2004 and Alliente on January 13, 2004. See Note 4 of Notes to Consolidated Financial Statements for further discussion. Our acquisitions of Alliente, Softface and FreeMarkets are, and any future acquisitions will be, subject to a number of additional risks, including:

•	the diversion of management time and resources;

•	the difficulty of assimilating the operations and personnel of the acquired companies;

•	the potential disruption of our ongoing businesses;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to integration of the acquired company;

•	difficulties in implementing and maintaining uniform standards, controls, procedures and policies;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

•	potential unknown liabilities associated with acquired businesses.

See also “Our Merger with FreeMarkets is Subject to a Number of Risks.”

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

Litigation Regarding the Ariba and FreeMarkets IPOs Could Seriously Harm Our Business.

Between March 20, 2001 and June 5, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against Ariba, certain of our former officers and directors (the “Ariba Individual Defendants”) and three of the underwriters of our initial public offering (the “Ariba IPO”). These actions purport to be brought on behalf of purchasers of our common stock in the period from June 23, 1999, the date of the Ariba IPO, to December 23, 1999 (in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, relating to the Ariba IPO. In addition, since July 31, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against FreeMarkets, certain of its officers and directors (the “FreeMarkets Individual Defendants”) and the underwriters of FreeMarkets’ initial public offering (the “FreeMarkets IPO”). These actions purport to be brought on behalf of purchasers of FreeMarkets’ common stock in the period from December 9, 1999, the date of the FreeMarkets IPO, to December 6, 2000 (in some cases, to July 30, 2001), and make claims relating to the FreeMarkets IPO similar to the claims made in the Ariba IPO actions.

On June 26, 2001, the Ariba IPO actions were consolidated into a single action bearing the title In re Ariba, Inc. Securities Litigation, 01 CIV 2359. Similarly, the FreeMarkets IPO actions were consolidated into a single action bearing the title Steffey v. FreeMarkets, Inc. et al., 01 CIV 7039. On August 9, 2001, those consolidated actions were further consolidated (for pretrial purposes), with cases brought against additional issuers (who numbered in excess of 300) and their underwriters that made similar allegations regarding the IPOs of those issuers. On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against Ariba, FreeMarkets and certain Individual Defendants, which the Court approved and entered as an order on March 1, 2002. On April 19, 2002, the plaintiffs filed an amended complaint in which they dropped their claims against Ariba, FreeMarkets and all of the Ariba Individual Defendants and the FreeMarkets Individual Defendants under Sections 11 and 15 of the Securities Act, but elected to proceed with their claims against such defendants under Sections 10(b) and 20(a) of the Exchange Act.

The amended consolidated complaint alleges that the prospectuses pursuant to which shares of common stock were sold in the Ariba IPO and the FreeMarket IPO, which were incorporated in registration statements filed with the SEC, contained certain false and misleading statements or omissions regarding the practices of our and FreeMarkets’ underwriters with respect to their allocations to their customers of shares of common stock in the IPOs and their receipt of commissions from those customers related to such allocations. The complaint further alleges that the underwriters provided positive analyst coverage of Ariba and FreeMarkets after their respective IPOs, which had the effect of manipulating the market for our stock and FreeMarkets’ stock respectively. Plaintiffs contend that such statements and omissions from the prospectuses and the alleged market manipulation by the underwriters through the use of analysts caused the post-IPO stock prices of Ariba and FreeMarkets to be artificially inflated. Plaintiffs seek compensatory damages in unspecified amounts as well as other relief.

On July 15, 2002, Ariba, FreeMarkets and the Ariba Individual Defendants and the FreeMarkets Individual Defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. On or around November 18, 2002, during the pendency of the motion to dismiss, the Court entered as an order a stipulation by which all of the Individual Defendants were dismissed from the case without prejudice in return for executing a tolling agreement. On February 19, 2003, the Court rendered its decision on the motion to dismiss, granting a dismissal of the remaining Section 10(b) claims against Ariba and FreeMarkets without prejudice. Plaintiffs have indicated that they intend to file an amended complaint.

On June 24, 2003, a special litigation committee of the Ariba Board of Directors approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against Ariba with prejudice in return for the assignment by Ariba of claims that it might have against its underwriters. No payment to the plaintiffs by Ariba was required under the MOU. On June 25, 2003, a special litigation committee of the FreeMarkets Board of Directors approved a substantively identical MOU with respect to FreeMarkets. After further negotiations, the essential terms of the MOUs were formalized in a Stipulation and Agreement of Settlement, which has been executed on Ariba’s and FreeMarkets’ behalf and on behalf of the Ariba Individual Defendants and the FreeMarkets Individual Defendants. The settling parties filed formal motions seeking preliminary approval of the proposed settlement on June 25, 2004. The underwriter defendants, who are not parties to the proposed settlement, filed a brief objecting to the settlement’s terms on July 14, 2004. In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs and underwriters. Neither Ariba nor FreeMarkets is a focus case. The Court issued an order on October 13, 2004 certifying classes in each of the six focus cases.

There can be no assurance that the proposed settlement will be approved by the Court. In the event that the settlement is not approved by the Court, we intend to vigorously defend against these claims.

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

On July 11, 2003, the Court entered two orders that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, (2) appointed a lead plaintiff, and (3) approved the lead plaintiff’s selection of counsel. On September 15, 2003, the lead plaintiff filed a Consolidated Amended Complaint, which restated the allegations and claims described above and added a claim pursuant to Section 14(a) of the Exchange Act, based on the allegation that we failed to disclose certain payments and executive compensation items in our January 24, 2002 Proxy Statement. Prior to the hearing on defendants’ motion to dismiss the consolidated complaint, the parties stipulated that plaintiff would withdraw its complaint and file a further amended complaint by April 16, 2004. Plaintiffs’ allegations of wrongdoing in this further amended complaint are limited to our alleged failure to disclose certain payments and executive compensation items. Defendants’ motion to dismiss plaintiff’s further amended complaint was filed on June 18, 2004. A hearing on the motion took place on October 29, 2004, and the motion is now under submission.

Beginning January 27, 2003, several shareholder derivative actions were filed in the Superior Court of California for the County of Santa Clara against certain of our current and former officers and directors and against us as nominal defendant. The actions were filed by stockholders purporting to assert, on our behalf, claims for breach of fiduciary duties, aiding and abetting, violations of the California insider trading law, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and contribution and indemnification. Specifically, the claims were based on our acquisition activity and related accounting implemented by the defendants, the alleged understatement of compensation expenses as reflected in our then proposed restatement, the alleged insider trading by certain defendants, the existence of the restatement class action litigation, and the allegedly excessive compensation paid by us to one of our officers, as reflected in our then proposed restatement. The complaints sought the payment by the defendants to Ariba of damages allegedly suffered by it, as well as other relief.

On May 7, 2003, the Court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead counsel. Plaintiffs filed an Amended Consolidated Derivative Complaint on May 28, 2003. The consolidated complaint restated the allegations, causes of action and relief sought as pleaded in the original complaints, and added allegations relating to our April 10, 2003 announcement of the restatement of certain financial statements and also added a cause of action for breach of contract. On October 28, 2003, we filed a demurrer, joined by the individual defendants, seeking dismissal of the action for failure to comply with applicable pre-litigation demand requirements. On January 6, 2004, the Court granted our demurrer and gave plaintiffs leave to file an amended complaint. After limited demand discovery, plaintiffs filed a Second Amended Consolidated Derivative Complaint on September 10, 2004. Our demurrer to the second amended complaint (brought on the same grounds as our first demurrer) was filed on November 5, 2004. A hearing on the demurrer is scheduled for March 1, 2005.

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

On June 23, 2003, the Court issued an order that (1) consolidated the two derivative cases for all purposes into a single action captioned In re Ariba, Inc. Derivative Litigation, Case No. C-03-02172 JF, and (2) appointed lead counsel. Plaintiffs filed an Amended Consolidated Derivative Complaint on June 26, 2003. On September 18, 2003, defendants filed a motion to dismiss or stay the action pending resolution of the parallel state court derivative litigation. Following a hearing, the Court issued a ruling on November 13, 2003 denying the motion but granting defendants’ alternative request for a stay of the action in light of the related securities class action litigation. Accordingly, this action is now stayed until the Court has determined the viability of the federal securities claim in the related action.

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

Litigation Resulting From Our Merger with FreeMarkets Could Seriously Harm Our Business

On September 16, 2004, a purported shareholder class action was filed against us and the individual board members of the FreeMarkets Board of Directors in Delaware Chancery Court by stockholders who held FreeMarkets common stock from January 23, 2004 through July 1, 2004. The complaint alleges various breaches of fiduciary duty and a violation of the Delaware General Corporation Law on the part of the former FreeMarkets board members in connection with our merger with FreeMarkets which was consummated on July 1, 2004. The plaintiff in this action contends, among other things, that the FreeMarkets board members breached their fiduciary duties to FreeMarkets’ common stockholders by negotiating the merger with us so as to provide themselves with downside protection against a decline in our market price through a beneficial option exchange formula while failing to provide the common stockholders protection in the event of a drop in the price of our stock, by contractually obligating themselves to recommend unanimously that FreeMarkets’ stockholders approve the merger, by failing to disclose to FreeMarkets’ stockholders certain material information before the merger closed, and by breaching their duties of loyalty to the common stockholders in various other respects. As FreeMarkets’ corporate successor, we are alleged to be liable for the FreeMarkets board member’s violation of the Delaware General Corporation Law. Plaintiff seeks disgorgement of benefits by the individual defendants, as well as monetary and rescissory damages from all of the defendants, jointly and severally.

The defendants’ Motion to Dismiss the complaint is due to be submitted to the Delaware Chancery Court on January 14, 2005.

Beginning in April 2001, eleven securities fraud class action complaints were filed against FreeMarkets and two of its executive officers in the United States District Court in Pittsburgh, Pennsylvania. The complaints, all of which assert the same claims, stem from FreeMarkets’ announcement on April 23, 2001 that, as a result of discussions with the SEC, it was considering amending its fiscal year 2000 financial statements for the purpose of reclassifying fees earned by FreeMarkets under a service contract with Visteon. All of the cases have been consolidated into a single proceeding. On October 30, 2001, FreeMarkets filed a motion seeking to dismiss all of the cases in their entirety. On January 17, 2003, the Court denied the motion to dismiss. On March 10, 2004, the Court certified the case as a class action. The certification order is now on appeal to the United States Court of Appeals for the Third Circuit. Although the case is in the discovery phase, only a limited amount of discovery has been taken. We believe that the Plaintiffs’ allegations are without merit and we intend to continue to vigorously defend against these claims.

Defending against class action litigation resulting from our merger with FreeMarkets may require significant management time and, regardless of the outcome, result in significant legal expenses. If our defenses are unsuccessful or we are unable to settle on favorable terms, we could be liable for large damages that could seriously harm our business and results of operations.

The SEC Inquiry Regarding the Restatement of Certain of Our Financial Statements During Fiscal Year 2003 Could Seriously Harm Our Business.

In fiscal year 2003, the SEC commenced an informal inquiry regarding the circumstances leading up to the restatement in fiscal year 2003 of our consolidated financial statements for the fiscal years ended September 30, 2000 and 2001 and the quarters ended December 31, 1999 through June 30, 2002. Responding to any such review could require significant diversion of management’s attention and resources in the future. For example, if the SEC elects to pursue an enforcement action, the defense against this type of action could be costly and require additional management resources. If we are unsuccessful in defending against any such enforcement action, we may face civil or criminal penalties or fines that could seriously harm our business and results of operations.

Patent Infringement Litigation Could Seriously Harm Our Business

On May 26, 2004, a patent infringement action was filed against us in the United States District Court for the Eastern District of Virginia by ePlus, Inc. alleging that three of our products, Ariba Buyer, Ariba Marketplace and Ariba Category Procurement, infringe three U.S. patents owned by ePlus.

Discovery in this case is complete and the trial has been scheduled for January 4, 2005. The Court has indicated that it will bifurcate the trial and try the validity and infringement issues to the jury before trying the damages-related issues. Both parties had moved for summary judgment in their favor on the question of infringement. Additionally, we had moved for summary judgment that certain claims in the patents in suit are invalid. On November 19, 2004, the Court denied all the summary judgment motions.

We cannot predict the outcome of this litigation. If we were to lose, we could be liable for damages for past infringement. Plaintiff claims royalty damages of approximately $76 million to $98 million. We dispute that we are liable for any damages and dispute plaintiff’s calculation as to the amount of damages. If we were to lose, we could be enjoined from selling the products at issue in the litigation and enjoined from inducing customers to infringe. However, we believe we have strong defenses to ePlus’s claims and intend to vigorously defend against them.

We May Incur Additional Restructuring Charges that Adversely Affect Our Operating Results.

We have recorded significant restructuring charges in the past relating to the abandonment of numerous leased facilities, including our Sunnyvale, California headquarters. Moreover, we have from time to time revised our assumptions and expectations regarding lease abandonment costs, resulting in additional charges. In addition, we have assumed abandoned leases and related costs as part of our merger with FreeMarkets. For example, for the year ended September 30, 2004, we recorded a charge to operations of $16.8 million for restructuring and integration costs, of which $15.8 million represented merger-related costs undertaken in connection with our merger with FreeMarkets in order to improve our post-merger competitiveness, productivity and future operating results. This charge consists of $3.4 million for severance and related benefits for terminated Ariba employees, $9.1 million for lease abandonment costs associated with our Sunnyvale facility, $2.9 million for the impairment of leasehold improvements and $2.8 million for other integration costs, primarily professional fees for integration, planning and implementation, partially offset by a benefit to operating expense totaling $2.4 million primarily as a result of entering into a sublease agreement which was not anticipated in previous estimates of our restructuring obligations. We also revised our estimates for sublease commencement dates and rental rate projections to reflect continued declines in market conditions in the real estate market primarily in Northern California, resulting in an additional charge of $1.0 million in the year ended September 30, 2004. We review these estimates each reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on our Sunnyvale, California headquarters and our other principal office in Pittsburgh, Pennsylvania as of September 30, 2004 by approximately $8.0 million. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results.

We May Incur Additional Goodwill Impairment Charges that Adversely Affect Our Operating Results.

On September 30, 2004 we had $574.7 million of goodwill on our consolidated balance sheet. Of this amount, $9.7 million resulted from the acquisition of Alliente and Softface in the second and third quarters of fiscal year 2004, respectively, $384.0 million resulted from our merger with FreeMarkets in the fourth quarter of fiscal year 2004 and approximately $181.0 million resulted from acquisitions completed in fiscal year 2000. Our net assets as of September 30, 2004 were $646.4 million and our market capitalization as of that date was $589.0 million.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines during fiscal year 2004 and as of September 30, 2004, our net asset value of $646.4 million exceeded our market capitalization. Based on these two factors, we performed a test for goodwill impairment as of September 30, 2004 and determined that based upon the implied fair value (which includes factors such as, but not limited to, our market capitalization, an expected market control premium and recent stock price volatility) as of September 30, 2004, there was no impairment of goodwill. Although no goodwill impairment has been recorded for the years ended September 30, 2004, 2003 and 2002, we have recorded significant impairment charges for goodwill and other intangible assets in the past and there can be no assurances that future goodwill impairments will not occur.

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

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. We have twelve patents issued in the United States and may not develop other proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States and, in the case of the Ariba Supplier Network, because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and evolving.

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

There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. For example, we are a defendant in a lawsuit alleging that three of our products, Ariba Buyer, Ariba Marketplace and Ariba Category Procurement, infringe patents held by a third party. See “Legal Proceedings—Patent Infringement Litigation” for more information. It is possible that in the future other third parties may claim that we or our current or potential future products infringe their intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims, and third parties may claim that we or our current or potential future products infringe their intellectual property. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

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

Our Business Is Susceptible to Numerous Risks Associated with International Operations.

International operations have represented a significant portion of our revenues over the past three years, in significant part because of our strategic relationship with Softbank. See “Overview of Fiscal Year 2004—Settlement of Dispute with Softbank” above and Notes 12 and 13 of Notes to Consolidated Financial Statements for the impact of our settlement with Softbank. We have committed and expect to continue to commit significant resources to our international sales and marketing activities. We are subject to a number of risks associated with these activities. These risks generally include:

•	currency exchange rate fluctuations, particularly as a result of the decline in the value of the U.S. dollar compared to other foreign currencies;

•	unexpected changes in regulatory requirements;

•	tariffs, export controls and other trade barriers;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	potentially adverse foreign tax consequences, including withholding in connection with the repatriation of earnings;

•	the burdens of complying with a wide variety of foreign laws; and

•	political instability.

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

Anti-takover Provisions in Our Charter Documents and Delaware Law Could Discourage, Delay or Prevent a Change in Control of Our Company and May Affect the Trading Price of Our Common Stock.

Certain anti-takeover provisions in our certificate of incorporation and bylaws and certain provisions of Delaware law may have the effect of delaying, deferring or preventing a change in control of the company without further action by the stockholders, may discourage bids for our common stock at a premium over the market price of our common stock and may adversely affect the market price of our common stock and other rights of the holder of our common stock.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We develop products in the United States of America and market our products in the United States of America, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-US sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. For the years ended September 30, 2004, 2003 and 2002, approximately 35%, 32% and 32%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of September 30, 2004 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain (Loss) in USD
Foreign Currency		Foreign Currency	USD
Euro	Sell	3,500	$4,290	$9
Euro	Buy	500	613	(62)
Australian Dollar	Buy	300	215	3
Brazilian Real	Buy	500	166	4
Japanese Yen	Buy	47,000	436	5
Singapore Dollar	Buy	500	292	(8)

Total			$6,012	$(49)

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of September 30, 2004.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains or losses of approximately $275,000. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures. We do not expect material exchange rate gains and losses from other foreign currency exposures.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified investments, consisting only of investment grade securities. We hold investments in both fixed rate and floating rate interest earning instruments, and both carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

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

	Year Ending September 30, 2005	Year Ending September 30, 2006	Year Ending September 30, 2007	Year Ending September 30, 2008	Year Ending September 30, 2009	Thereafter	Total
Cash equivalents	$17,511	$—	$—	$—	$—	$—	$17,511
Average interest rate	1.71%	—	—	—	—	—	1.71%
Investments	$41,246	$19,163	$39,830	—	—	—	$100,239
Average interest rate	1.53%	2.14%	1.80%	—	—	—	1.75%

Total investment securities	$58,757	$19,163	$39,830	$—	$—	$—	$117,750

The table above does not include uninvested cash of $95.7 million held as of September 30, 2004, of which $43.4 million represents funds received from Softbank, $41.9 million represents funds held by Nihon Ariba K.K., our majority owned subsidiary in Japan and $3.6 million represents funds held by Ariba Korea, Ltd., our majority owned subsidiary in Korea. Total cash, cash equivalents, investments and restricted cash as of September 30, 2004 was $213.4 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and the related notes thereto, of the Company and the Report of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ariba, Inc.:

We have audited the accompanying consolidated balance sheets of Ariba, Inc. and subsidiaries (the Company) as of September 30, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ariba, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

Mountain View, California

December 13, 2004

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$74,031	$70,819
Short-term investments	37,227	56,323
Restricted cash	45,623	1,123
Accounts receivable, net of allowance for doubtful accounts of $3,933 and $1,356 in 2004 and 2003, respectively	48,071	8,669
Prepaid expenses and other current assets	10,795	10,747

Total current assets	215,747	147,681
Property and equipment, net	21,909	21,767
Long-term investments	29,676	78,329
Restricted cash, less current portion	26,862	28,579
Goodwill	574,679	181,033
Other intangible assets, net	62,249	—
Other assets	2,767	1,741

Total assets	$933,889	$459,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,433	$10,767
Accrued compensation and related liabilities	31,171	26,674
Accrued liabilities	87,390	35,513
Restructuring obligations	16,825	13,764
Deferred revenue	49,664	57,470
Current portion of long-term debt	132	—

Total current liabilities	200,615	144,188
Accrued liabilities, less current portion	3,194	—
Restructuring obligations, less current portion	41,042	34,112
Deferred revenue, less current portion	22,858	43,954
Long-term debt, less current portion	260	—

Total liabilities	267,969	222,254

Minority interests	19,547	20,019

Commitments and contingencies (Note 7)

Stockholders’ equity:
Convertible preferred stock, $.002 par value; 20 million shares authorized; no shares issued and outstanding as of September 30, 2004 and 2003	—	—
Common stock, $.002 par value; 1.5 billion shares authorized; 62,571,747 and 45,040,611 shares issued and outstanding as of September 30, 2004 and 2003, respectively(1)	125	90
Additional paid-in capital(1)	4,963,002	4,501,424
Deferred stock-based compensation	(5,959)	(314)
Accumulated other comprehensive income	1,634	2,856
Accumulated deficit	(4,312,429)	(4,287,199)

Total stockholders’ equity	646,373	216,857

Total liabilities and stockholders’ equity	$933,889	$459,130

(1)	Reflects the one-for-six reverse split of the Company’s outstanding common stock effected on July 1, 2004.

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended September 30,
	2004	2003	2002
Revenues:
License	$63,453	$83,852	$83,099
License—related party	2,201	19,214	15,341
Subscription and maintenance	93,269	82,476	85,324
Subscription and maintenance—related party	2,420	4,617	3,786
Services and other	84,455	46,539	42,253

Total revenues	245,798	236,698	229,803

Cost of revenues:
License	2,673	3,562	3,741
Subscription and maintenance	22,360	22,960	28,300
Services and other	69,832	37,188	28,657
Amortization of acquired technology and customer intangible assets	5,065	4,000	6,732

Total cost of revenues	99,930	67,710	67,430

Gross profit	145,868	168,988	162,373

Operating expenses:
Sales and marketing	74,291	66,484	67,451
Research and development	54,091	54,014	64,365
General and administrative	26,072	36,203	31,751
Amortization of goodwill and other intangible assets	460	113,464	559,046
Business partner warrants, net (1)	—	—	5,562
In-process research and development	100	—	—
Stock-based compensation (2)	2,788	2,161	14,767
Restructuring and integration costs	16,803	5,350	62,609

Total operating expenses	174,605	277,676	805,551

Loss from operations	(28,737)	(108,688)	(643,178)
Interest and other income, net	2,808	5,729	7,013

Net loss before income taxes and minority interests	(25,929)	(102,959)	(636,165)
Provision (benefit) for income taxes	(160)	(92)	2,784
Minority interests in net income (loss) of consolidated subsidiaries	(539)	3,460	(286)

Net loss	$(25,230)	$(106,327)	$(638,663)

Net loss per share—basic and diluted (3)	$(0.51)	$(2.40)	$(14.79)

Weighted average shares used in computing net loss per share—basic and diluted (3)	49,625	44,381	43,174

Comprehensive loss:
Net loss	$(25,230)	$(106,327)	$(638,663)

Unrealized gain (loss) on investments	(1,029)	(842)	463
Foreign currency translation adjustment	(193)	1,834	(297)

Other comprehensive income (loss)	(1,222)	992	166

Comprehensive loss	$(26,452)	$(105,335)	$(638,497)

(1)	For the year ended September 30, 2002, business partner warrants expense, net, of $5.6 million is attributable to sales and marketing expense.
(2)	For the years ended September 30, 2004, 2003 and 2002, stock-based compensation expense (benefit), net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Year Ended September 30,
	2004	2003	2002
Cost of revenues	$280	$(729)	$3,277
Sales and marketing	1,763	1,544	4,312
Research and development	271	272	(264)
General and administrative	474	1,074	7,442

Total	$2,788	$2,161	$14,767

(3)	Reflects the one-for-six reverse split of the Company’s outstanding common stock effected on July 1, 2004.

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock(1)		Additional Paid-In Capital(1)	Deferred Stock-Based Compensation	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at September 30, 2001	43,308,333	$87	$4,495,414	$(35,496)	$1,698	$(3,542,209)	$919,494
Exercise of stock options	500,057	1	5,132	—	—	—	5,133
Issuance of common stock	417,285	1	6,613	—	—	—	6,614
Repurchase of common stock	(297,488)	(1)	(471)	—	—	—	(472)
Issuance of restricted stock	597,643	1	(1)	—	—	—	—
Forfeiture of restricted stock	(247,688)	—	—	—	—	—	—
Deferred stock-based compensation, net of cancellations	—	—	(14,826)	18,826	—	—	4,000
Business partner warrant	—	—	(11)	—	—	—	(11)
Amortization of stock-based compensation	—	—	2,604	12,163	—	—	14,767
Unrealized investment gain, net	—	—	—	—	463	—	463
Foreign currency translation adjustment	—	—	—	—	(297)	—	(297)
Net loss	—	—	—	—	—	(638,663)	(638,663)

Balances at September 30, 2002	44,278,142	89	4,494,454	(4,507)	1,864	(4,180,872)	311,028
Exercise of stock options	369,375	—	3,326	—	—	—	3,326
Issuance of common stock	462,001	1	5,677	—	—	—	5,678
Repurchase of common stock	(2,503)	—	—	—	—	—	—
Issuance of restricted stock	8,999	—	—	—	—	—	—
Forfeiture of restricted stock	(75,403)	—	(1)	—	—	—	(1)
Deferred stock-based compensation, net of cancellations	—	—	(2,513)	2,513	—	—	—
Amortization of stock-based compensation	—	—	481	1,680	—	—	2,161
Unrealized investment loss, net	—	—	—	—	(842)	—	(842)
Foreign currency translation adjustment	—	—	—	—	1,834	—	1,834
Net loss	—	—	—	—	—	(106,327)	(106,327)

Balances at September 30, 2003	45,040,611	90	4,501,424	(314)	2,856	(4,287,199)	216,857
Exercise of stock options	466,296	1	1,997	—	—	—	1,998
Issuance of common stock	744,708	1	7,125	—	—	—	7,126
Issuance of common stock and assumed stock options related to the merger	16,794,573	34	453,215	(2,366)	—	—	450,883
Repurchase and retirement of common stock	(806,000)	(2)	(6,445)	—	—	—	(6,447)
Issuance of restricted stock, net of cancellations	342,080	1	5,766	(5,767)	—	—	—
Exchange of employee-owned mature stock for taxes	(10,521)	—	(380)	—	—	—	(380)
Modification of employee stock options	—	—	300	—	—	—	300
Amortization of stock-based compensation	—	—	—	2,488	—	—	2,488
Unrealized investment loss, net	—	—	—	—	(1,029)	—	(1,029)
Foreign currency translation adjustment	—	—	—	—	(193)	—	(193)
Net loss	—	—	—	—	—	(25,230)	(25,230)

Balances at September 30, 2004	62,571,747	$125	$4,963,002	$(5,959)	$1,634	$(4,312,429)	$646,373

(1)	The above information has been restated to reflect the one-for-six reverse split of the Company’s common stock effected on July 1, 2004.

See accompanying notes to consolidated financial statements

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2004	2003	2002
Operating activities:
Net loss	$(25,230)	$(106,327)	$(638,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Provisions for (recovery of) doubtful accounts	837	(1,400)	(8,444)
In-process research and development	100	—	—
Depreciation and amortization	13,698	128,484	592,259
Stock-based compensation	2,788	2,161	14,767
Impairment of leasehold improvements	2,885	—	(2,182)
Impairment of equity investments	1,062	—	—
Business partner warrant expense	—	—	5,562
Minority interests in net income (loss) of consolidated subsidiaries	(539)	3,460	(286)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(14,231)	715	27,861
Prepaid expenses and other assets	1,770	5,530	390
Accounts payable	1,542	(4,420)	(12,208)
Accrued compensation and related liabilities	(2,355)	(3,737)	(18,294)
Accrued liabilities	31,652	(3,969)	(11,830)
Restructuring obligations	(5,491)	(14,193)	30,875
Deferred revenue	(30,783)	(50,337)	(20,485)

Net cash used in operating activities	(22,295)	(44,033)	(40,678)

Investing activities:
Purchases of property and equipment	(2,829)	(3,154)	(3,111)
Proceeds from the sales of investments	161,135	150,106	210,884
Purchase of investments	(53,342)	(127,284)	(179,697)
Cash paid for acquisitions, net of cash acquired	(39,180)	(3,272)	—
Allocation from (to) restricted cash, net	(42,783)	580	2,289

Net cash provided by investing activities	23,001	16,976	30,365

Financing activities:
Principal payments on debt obligations	(45)	(1,429)	(297)
Proceeds from issuance of business partner warrants	—	—	15,000
Proceeds from issuance of common stock	9,124	9,004	11,749
Repurchase of common stock	(6,447)	—	(472)

Cash provided by financing activities	2,632	7,575	25,980

Effect of exchange rate changes on cash and cash equivalents	(126)	3,366	(703)
Net increase (decrease) in cash and cash equivalents	3,212	(16,116)	14,964
Cash and cash equivalents at beginning of year	70,819	86,935	71,971

Cash and cash equivalents at end of year	$74,031	$70,819	$86,935

Supplemental disclosures of cash flow information:
Cash paid for interest	$93	$105	$—

Net cash paid (refunded) for taxes	$(489)	$2,351	$2,576

See accompanying notes to consolidated financial statements

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company”), provides spend management solutions that allow enterprises to efficiently manage the purchasing of non-payroll goods and services required to run their business. The Company refers to these non-payroll expenses as “spend.” The Company’s solutions include software applications, professional services and network access. They are designed to provide enterprises with technology and business process improvements to better manage their corporate spend and, in turn, save money. The Company’s software applications and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and settlement activities. These goods and services include commodities, raw materials, operating resources, services, temporary labor, travel and maintenance, repair and operations equipment.

The Company was incorporated in Delaware in September 1996 and from that date through March 1997 was in the development stage, conducting research and developing its initial products. In March 1997, the Company began selling its products and related services and currently markets them globally, primarily through its direct sales force and indirect sales channels.

Basis of presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 2004, the Company had two subsidiaries with less than 100% ownership, Nihon Ariba K.K. and Ariba Korea, Ltd.

On July 1, 2004, the Company completed its merger with FreeMarkets, Inc. (“FreeMarkets”). This merger was accounted for using the purchase method of accounting. The consolidated statements of operations include the results of operations of FreeMarkets subsequent to July 1, 2004. See Note 4.

The Company’s net loss per share and the weighted average shares used to determine net loss per share for all periods presented reflects the one-for-six reverse split of the Company’s outstanding common stock effected on July 1, 2004.

Reclassifications

As a result of the merger with FreeMarkets (see Note 4), the Company has re-aligned its business model, and accordingly has made certain reclassifications to prior year amounts to conform to the current year presentation, none of which affected net loss or net loss per share. Specifically, the Company has reclassified its revenues and cost of revenues into license, subscription and maintenance and services and other. In addition, the Company reclassified non-chargeable time of consultants previously recorded in sales and marketing expenses and research and development expenses to cost of revenues to conform to FreeMarkets’ classification. The following table reflects the effect of these reclassifications for the years ended September 30, 2003 and 2002 (in thousands):

	Year ended September 30,
	2003		2002
	As Previously Reported	As Reclassified	As Previously Reported	As Reclassified
Cost of revenues	$54,008	$67,710	$53,931	$67,430
Sales and marketing	$80,364	$66,484	$80,950	$67,451
Research and development	$53,836	$54,014	$64,365	$64,365

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with maturity dates of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents consist of money market funds, commercial paper, government/federal notes and bonds and certificates of deposit. Restricted cash consists primarily of amounts held in deposits that are required as collateral under the Company’s facilities operating lease agreements and interim payments totaling $43.4 million received from Softbank, a Japanese corporation, and its subsidiaries (collectively, “Softbank”).

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

Fair value of financial instruments and concentration of credit risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable, accounts payable and long-term debt approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. The Company maintains its cash, cash equivalents and investments with high quality financial institutions and limits its investment in individual securities based on the type and credit quality of each such security. The Company’s customer base consists of international businesses, and the Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses.

Significant customer information is as follows:

	% of Total Revenues			% of Net Accounts Receivable
	2004	2003	2002	2004	2003
Visteon	—	—	—	12%	—
Softbank	—	10%	—	—	—

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

Derivative financial instruments and foreign currency management

The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the foreign subsidiaries’ financial statements are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translations of foreign subsidiary financial statements are reported in accumulated other comprehensive loss. Gains or losses on foreign currency transactions are recognized in current operations and have not been significant to the Company’s operating results in any period presented.

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

All hedge contracts are marked to market through operations each period. The forward foreign exchange contracts require the Company to exchange foreign currencies for U.S. dollars or vice versa and generally mature in six months or less. As of September 30, 2004, the Company had $6.0 million of notional amount outstanding foreign exchange contracts in Australian Dollars (AUD), Brazilian Real (BRL), Euros (EUR), Singapore Dollars (SGD) and Japanese Yen (JPY), that had remaining maturities of three months or less. As of September 30, 2003, the Company had $3.4 million of notional amount outstanding foreign exchange contracts in Swiss Francs (CHF), Australian Dollars (AUD) and Euros (EUR), that had remaining maturities of one month or less.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally two to five years based on asset classification, or the lease term, if applicable. Gains and losses on disposals are included in results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Costs for replacements and betterments are capitalized, while the costs of maintenance and repairs are charged against earnings as incurred.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and other intangible assets

Purchased other intangible assets with finite lives are amortized over the estimated economic lives of the assets, generally ranging from one to five years, and reviewed for impairment in accordance with SFAS No. 144. Goodwill and purchased other intangible assets determined to have indefinite useful lives are not amortized but are reviewed for impairment annually and more frequently if events and circumstances indicate the assets may be impaired and the carrying value may not be recoverable. The Company has no identifiable intangible assets with indefinite lives as of September 30, 2004. See Note 4.

During the quarter ended December 31, 2002, the Company completed the transitional goodwill impairment test which indicated that goodwill was not impaired as of the adoption date of SFAS No. 142, Goodwill and Other Intangible Assets. As a result of the adoption of SFAS No. 142, neither the useful lives nor the residual value of the intangible assets acquired required adjustment. Furthermore, reclassifications of existing intangible assets to conform to new classification criteria in SFAS No. 141, Business Combinations, were not required. The Company performs a goodwill impairment test annually at September 30 each fiscal year or whenever an impairment indicator is present. The Company’s stock price is highly volatile and has experienced significant declines during fiscal year 2004 and as of September 30, 2004 the Company’s net asset value of $646.4 million exceeded the Company’s market capitalization. Based on these two factors, the Company performed a test for goodwill impairment as of September 30, 2004 and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, an expected market control premium and recent stock price volatility) of the Company as of September 30, 2004, there was no impairment of goodwill. Although no goodwill impairment has been recorded for the years ended September 30, 2004, 2003 and 2002, there can be no assurances that future goodwill impairments will not occur.

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

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The disclosure requirements for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, are effective for annual periods ending after December 15, 2003. The effective date for certain accounting provisions of EITF 03-1 was deferred by the Financial Accounting Standards Board pending issuance of additional guidance regarding the impairment of certain debt securities. The adoption of EITF 03-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Revenue recognition

Substantially all of the Company’s revenues are derived from three sources: (i) licensing software; (ii) providing hosted software solutions, technical support and product updates, otherwise known as subscription and maintenance; and (iii) providing services, including implementation services, consulting services, managed services, training, education, premium support and other miscellaneous items. The Company’s standard end user license agreement provides for an initial fee for use of the Company’s software under either a perpetual license or a time-based license based on the number of users. The Company licenses its software in multiple element arrangements in which the customer typically purchases a combination of some or all of: (i) its software products, either on a standalone or hosted basis, (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and product updates typically over a period of one year, and (iii) a services arrangement, on either a fixed fee for specific services over time or a time and materials basis.

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

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, SAB 104 and EITF 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; services are not considered essential; the fee is fixed or determinable; and collectibility is probable. Payment terms are considered extended when greater than 20% of an arrangement fee is due beyond twelve months from delivery. If fees are not “fixed or determinable”, revenue is recognized when fees are due and payable. In arrangements where at least 80% of license fees are due within one year or less from delivery, the entire arrangement fee is considered fixed or determinable and revenue is recognized when the remaining basic revenue recognition criteria are met. If collectibility is not considered probable at the inception of the arrangement, the Company does not recognize revenue until the fee is collected.

The Company allocates and recognizes revenue on contracts that include software using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement. The Company defers revenue for the fair value of its undelivered elements (e.g., subscription and maintenance and services) and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements (i.e., software product) when the basic criteria in SOP 97-2 have been met. Where the contract does not include software, the Company allocates revenue to each element in a multiple element arrangement based on its respective fair value. The Company’s determination of the fair value of each element in multi-element arrangement involving software is based on vendor-specific objective evidence (VSOE), which is limited to the price when sold separately. For all other transactions not involving software, fair value is determined using the price when sold separately or other methods allowable under EITF 00-21.

Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year) and revenue from hosting and sourcing solutions services is recognized ratably over the term of the arrangement, as the access is provided over the related contract period. Revenue allocated to software implementation, process improvement, training and other services is recognized as the services are performed. The proportion of total revenue from new license arrangements that is recognized upon delivery may vary from quarter to quarter depending upon the relative mix of types of licensing arrangements and the availability of VSOE of fair value for undelivered elements.

Certain of the Company’s perpetual and time-based licenses include the right to unspecified additional products. The Company recognizes revenue from perpetual and time-based licenses that include unspecified additional software products ratably over the longer of the term of the time-based license or the period of commitment to such unspecified additional products. In addition, certain of the Company’s contracts include performance incentive payments based on market volume and/or savings generated, as defined in the respective contracts. Revenue from such arrangements is recognized as those thresholds are achieved.

Under the terms of the Company’s agreements with Softbank, Softbank was required to make scheduled quarterly cash payments through June 30, 2004 for the purchase of licenses and maintenance services through September 30, 2004. Softbank’s minimum payment obligations were non-cancelable and non-refundable, and Softbank would have been obligated to make additional payments to the extent that sublicense sales exceeded scheduled payment amounts. Revenues under the Company’s agreements with Softbank were recognized based on the lesser of cumulative ratable revenue on a subscription basis or cumulative cash received. The term of the subscription period used was based on the resale period plus twelve months to cover the maximum term of maintenance commitments thereafter. However, in June 2003, the Company commenced an arbitration proceeding against Softbank for their failure to meet contracted revenue commitments. In October 2004, the Company entered into definitive agreements with Softbank settling their dispute. See Notes 12 and 13 for further discussion. Included in these agreements is a new three year term license for certain of the Company’s software products. The Company has not yet determined the accounting treatment of its settlement with Softbank but it will make a one time provision for taxes of $4.8 million in the first quarter of fiscal year 2005 as a result of the settlement.

Arrangements that include consulting services, such as system implementation and process improvement, are evaluated to determine whether the services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the services is recognized separately from the software, provided VSOE of fair value exists. If the Company provides consulting services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized under contract accounting in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues from these arrangements are recognized under the percentage of completion method based on the ratio of direct labor hours incurred to date to total projected labor hours except in limited circumstances where completion status cannot be reasonably estimated, in which case the completed contract method is used.

The Company’s customers include certain suppliers from whom, on occasion, the Company has purchased goods or services for the Company’s operations at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated at terms the Company considers to be arm’s-length. To the extent that the fair value of either the software sold or the goods or services purchased in concurrent transactions cannot be reliably determined, revenues and cost of the goods or services acquired are recorded at the net cash received or paid. Revenues for the years ended September 30, 2004, 2003 and 2002 were not affected by such transactions.

Equity instruments received in conjunction with licensing transactions are recorded at their estimated fair market value and included in the measurement of the related license revenue in accordance with EITF 00-8, Accounting by a Grantee for an Equity Investment to Be Received in Conjunction with Providing Goods and Services. For the years ended September 30, 2004, 2003 and 2002, the Company recorded revenue of $1.6 million, $1.8 million and $3.6 million, respectively, based on equity instruments received in such transactions. These transactions were originated in fiscal year 2000.

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

Advertising expense

Advertising costs are expensed as incurred and totaled $4.0 million, $354,000 and $411,000 during the years ended September 30, 2004, 2003 and 2002, respectively.

Stock-based compensation

The Company accounts for its employee stock-based compensation plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. Accordingly, no compensation cost is recognized for any of the Company’s fixed stock options granted to employees when the exercise price of the option equals or exceeds the fair market value of the underlying common stock as of the grant date for each stock option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Deferred stock-based compensation is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the options and restricted stock consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Had compensation cost been recognized based on the fair value at the date of grant for options granted and employee stock purchase plan issuances during 2004, 2003 and 2002, the pro forma amounts of the Company’s net loss and net loss per share would have been as follows for the years ended September 30, 2004, 2003 and 2002 (in thousands, except per share amounts):

	Year Ended September 30,
	2004	2003	2002
Reported net loss, net of tax	$(25,230)	$(106,327)	$(638,663)
Add back employee stock-based compensation expense included in reported net loss	2,788	2,161	14,767
Less employee stock-based compensation expense for restricted stock	(2,032)	(1,614)	(9,564)
Deduct employee stock-based compensation expense determined under fair value based method	(32,797)	(35,203)	(68,102)

Pro forma net loss	$(57,271)	$(140,983)	$(701,562)

Reported basic and diluted net loss per share	$(0.51)	$(2.40)	$(14.79)

Pro forma basic and diluted net loss per share	$(1.15)	$(3.18)	$(16.25)

The fair value for the options granted during the years ended September 30, 2004, 2003 and 2002 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Year Ended September 30,
	2004	2003	2002
Risk-free interest rate	2.76%	1.90%	1.78%
Expected lives (in years)	2.7	2.5	2.2
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	95%	105%	115%

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

	Year Ended September 30,
	2004	2003	2002
Risk-free interest rate	2.00%	1.01%	1.51%
Expected lives (in years)	0.5	0.5	0.5
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	58%	74%	96%
Weighted-average fair value	$6.05	$7.14	$12.12

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

Recent accounting pronouncements

On March 31, 2004, the Financial Accounting Standards Board issued its exposure draft, Share-Based Payment, which is a proposed amendment to SFAS No. 123. Generally, the approach in the exposure draft is similar to the approach described in SFAS No. 123. However, the exposure draft would require all share-based payments to employees, including grants of employee stock options and the right to purchase shares under the Company’s employee stock purchase plan, to be recognized in the Company’s statement of operations based on their fair values. There are a number of issues that are not resolved in the exposure draft, including the final methodology for calculating fair value. The Financial Accounting Standards Board expects to issue a final standard late in 2004 that would be effective for interim and annual periods beginning after June 15, 2005. The pro forma impact of the adoption of SFAS No. 123 on the Company’s historical financial statements is included above in this Note. The Company expects to continue to grant stock-based compensation to employees. The impact of the new standard, when and if issued, may have a material adverse impact on the Company’s future results of operations.

Note 2—Balance Sheet Components

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

During fiscal years 2003 and 2002, the Company determined that some of these reserves were no longer warranted due to improvements in the financial condition of certain customers and its ability to settle a number of at-risk accounts. As a result, for fiscal years 2003 and 2002, the Company recorded a net credit to the provision for doubtful accounts of $1.4 million and $8.4 million, respectively. The provision for (recovery of) doubtful accounts is included in sales and marketing expense in the Company’s Consolidated Statements of Operations.

Changes in the allowance for doubtful accounts for the years ended September 30, 2004, 2003 and 2002 are as follows (in thousands):

	Balance at Beginning of Period	Additions		Allowance Assumed in Business Combination(b)	Balance at End of Period
Classification		Costs and Expenses	Deductions/ Write- offs(a)
Year ended September 30, 2004
Allowance for doubtful accounts	$1,356	$837	$(425)	$2,165	$3,933
Year ended September 30, 2003
Allowance for doubtful accounts	$5,171	$(1,400)	$(2,415)	$—	$1,356
Year ended September 30, 2002
Allowance for doubtful accounts	$14,454	$(8,444)	$(839)	$—	$5,171

(a)	Amounts written off as uncollectible or recovered by payment.
(b)	Amount reflects allowance for doubtful accounts assumed as part of the Company’s merger with FreeMarkets.

Prepaid expenses and other current assets consisted of the following as of September 30, 2004 and 2003 (in thousands):

	September 30,
	2004	2003
Other receivables	$1,583	$2,624
Prepaid rent	3,960	4,008
Other prepaid expenses	5,252	4,115

Total prepaid expenses and other current assets	$10,795	$10,747

Other receivables primarily consist of interest receivable and employee advances. Other prepaid expenses consists of prepaid software licenses and maintenance for software for internal use and prepaid royalties.

Property and equipment and their related useful lives consisted of the following as of September 30, 2004 and 2003 (in thousands):

	September 30,
	2004	2003
Computer equipment and software (2 to 3 years)	$41,144	$40,813
Office equipment (2 years)	10,344	6,779
Furniture and fixtures (5 years)	17,426	16,035
Leasehold improvements (lesser of lease term or economic life)	25,088	22,903

	94,002	86,530
Less accumulated depreciation and amortization	(72,093)	(64,763)

Total property and equipment, net	$21,909	$21,767

Certain computer equipment, software and office equipment are recorded under capital leases that aggregated to $53,000, and $819,000 at September 30, 2004 and 2003, respectively. As of September 30, 2004 and 2003, property and equipment under capital leases carried a net book value of $36,000 and zero, respectively.

Depreciation and amortization expense of property and equipment totaled $7.6 million, $11.0 million and $26.5 million for the years ended September 30, 2004, 2003 and 2002, respectively.

Accrued liabilities consisted of the following as of September 30, 2004 and 2003 (in thousands):

	September 30,
	2004	2003
Professional and consulting fees	$11	$51
Accrued marketing expenses	2,230	1,986
Customer deposits	43,813	3,049
Accrued taxes	10,585	8,057
Deferred rent	21,973	15,782
Other accrued liabilities	11,992	6,588

Accrued liabilities, current and non-current portion	$90,584	$35,513

Note 3—Investments

The following is a summary of cash equivalents and available-for-sale securities as of September 30, 2004 and 2003 (in thousands):

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$3,632	$—	$—	$3,632
Government notes and bonds	50,109	185	(68)	50,226
Corporate notes/bonds	16,763	—	(86)	16,677

	$70,504	$185	$(154)	$70,535

Included in cash and cash equivalents	$3,632	$—	$—	3,632
Included in short-term investments	37,191	66	(30)	37,227
Included in long-term investments	29,681	119	(124)	29,676

	$70,504	$185	$(154)	$70,535

	September 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$24,135	$—	$—	$24,135
Certificates of deposit	9,012	—	—	9,012
Government notes and bonds	92,621	839	(62)	93,398
Corporate notes/bonds	29,397	319	(36)	29,680
Auction rate preferred stock	2,800	—	—	2,800

	$157,965	$1,158	$(98)	$159,025

Included in cash and cash equivalents	$24,373	$—	$—	$24,373
Included in short-term investments	55,904	421	(2)	56,323
Included in long-term investments	77,688	737	(96)	78,329

	$157,965	$1,158	$(98)	$159,025

The following is a summary of the Company’s available-for-sale securities based on contractual maturities (in thousands):

	September 30,
	2004	2003
Due in one year or less	$37,227	$56,323
Due after one year through two years	18,987	40,204
Due after two years through three years	10,689	38,125

	$66,903	$134,652

The Company has gross unrealized losses on securities as of September 30, 2004 comprised of $14,000 on U.S. Treasury obligations, $54,000 on Federal agency non-mortgage-backed securities and $86,000 on corporate bonds. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2004. During the year ended September 30, 2004, the Company determined that its investments in privately held companies in the technology sector acquired in fiscal year 2000 had incurred a decline in value that was other-than-temporary. Recognition of the impairment resulted in a charge to other expense for the year ended September 30, 2004 totaling $1.1 million. As of September 30, 2004, the fair value of a remaining strategic investment was approximately $98,000, which is classified as a long-term asset.

Note 4—Business Combinations

On July 1, 2004, the Company completed its merger with FreeMarkets, a publicly held company headquartered in Pittsburgh, Pennsylvania. FreeMarkets provided companies with software, services and information for global supply management. Pursuant to the merger, former stockholders of FreeMarkets received 0.375 shares of the Company’s common stock (after giving effect to the one-for-six reverse stock split effected on July 1, 2004) and $2.00 in cash for each outstanding share of FreeMarkets common stock held by them.

The primary reason for the merger and the factors that contributed to the recognition of goodwill is that the Company expects to reduce costs, through economies of scale, by approximately $35 million per annum, have product cross selling opportunities to each entity’s respective customer base and create a comprehensive Spend Management company by bringing together the Company’s Spend Management technology with FreeMarkets’ sourcing and services expertise.

The total purchase price of approximately $549.5 million consists of (i) $89.6 million of cash, (ii) $364.4 million of the Company’s common stock (based on the issuance of approximately 16.8 million shares of Ariba common stock), (iii) the assumption of approximately 13.2 million FreeMarkets stock options with a fair value of $88.9 million, and (iv) other estimated acquisition related expenses of approximately $6.7 million, consisting primarily of payments to financial advisors and other professional fees. For the purposes of this purchase price calculation, the deemed fair value of the Ariba common stock issued in the merger was $21.70 per share, which is equal to Ariba’s average closing price per share as reported on The Nasdaq National Market for each trading day during the period beginning two days before and ending two days after January 23, 2004, the merger announcement date, as adjusted for the one-for-six reverse split of the Company’s outstanding common stock effected on July 1, 2004. For purposes of computing the estimated fair value of the options, the Black-Scholes pricing model was used with the following assumptions: expected life of 4.5 years, risk free rate of 3.53%, expected dividend yield of 0% and volatility of 110%.

The merger was accounted for using the purchase method of accounting, and accordingly the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since July 1, 2004, the results of operations of FreeMarkets have been included in the Company’s consolidated statements of operations. The purchase price allocation related to the FreeMarkets merger was final as of September 30, 2004, except for the resolution of certain tax related pre-acquisition contingencies which would result in an adjustment to goodwill in the period the contingency is resolved. The following is a summary of the final allocation of purchase price (in thousands):

Allocation of total purchase price:
Cash, cash equivalents and investments	$108,989
Accounts receivable	24,158
Prepaid expenses and other current assets	1,989
Property and equipment	7,444
Other assets	1,471

Total tangible assets acquired	144,051

Accounts payable and accrued liabilities	19,785
Accrued compensation	5,825
Deferred revenue	1,576
Restructuring obligations	15,482
Other liabilities	437

Total liabilities assumed	43,105

Net tangible assets assumed	100,946
Deferred stock-based compensation	2,366
In-process research and development	100
Goodwill	383,969
Identified intangible assets	62,100

Total purchase price allocation	$549,481

Restructuring obligations include $4.8 million in employee severance costs, primarily consisting of research and development and corporate infrastructure personnel, and $2.1 million in lease abandonment costs arising from the merger. The remaining balance relates to restructuring obligations incurred by FreeMarkets prior to the merger date. See Note 7 for additional information on restructuring accruals. Accrued liabilities includes $4.0 million for leases assumed in the merger with rents greater than current market rates and $1.0 million in directors and officers liability insurance costs incurred to cover FreeMarkets former officers and Board of Directors as required by the merger agreement.

The amount allocated to in-process research and development and identified intangible assets was determined by management, after considering, among other factors, the results of an independent appraisal based on established valuation techniques in the high-technology software industry. The associated in-process research and development project was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the identified intangible assets and in-process research and development. The estimated net free cash flows generated by the in-process research and development projects was discounted at 22 percent in relation to the stage of completion and the technical risks associated with achieving technological feasibility. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of the Company’s control, such as a change in the market for the resulting developed products. In addition, at such time that the project is completed it is reasonably possible that the completed products would not receive market acceptance or that the Company would be unable to produce and market the product effectively.

None of the goodwill resulting from the merger with FreeMarkets is expected to be deductible for tax purposes. Identified intangible assets associated with the acquisition of FreeMarkets will be amortized to revenue, cost of revenues and operating expense based upon the nature of the asset over the estimated period of benefit of up to five years as detailed in the table below. The estimated period of benefit is determined based upon the estimated period of positive cash flows being generated by the asset. Identifiable intangible assets consist of:

Identified Intangible Assets	Fair Value (in thousands)	Estimated Useful Life (years)	Estimated Annual Amortization (in thousands)	Statements of Operations Classification
Existing technology	$5,500	1.5	$3,667	Cost of revenue
Visteon contract and related customer relationship	3,206	4	$802	Cost of revenue
Excess fair value of Visteon in-place contract over current fair value	1,894	0.83	$1,894	Revenue
Other contracts and related customer relationships	49,800	4	$12,450	Cost of revenue
Trademarks	1,700	5	$340	Operating expense

	$62,100

The Company’s analysis indicates that the fair value of the Visteon contract based on the minimum annual fees to be received exceeds the fair value of services provided under similar agreements by approximately $1.9 million. This amount has been recognized as an asset at the acquisition date and will be amortized over the contract’s remaining life of 10 months as a reduction of revenue. The net effect of this was to reduce revenues from Visteon by $568,000 for the year ended September 30, 2004.

FreeMarkets granted a warrant to Visteon in 2000 in exchange for Visteon entering into a five-year contract allowing FreeMarkets to publicize the business relationship. Under the five-year service agreement, Visteon agreed to pay minimum annual fees of $11.3 million plus additional contingent fees based on the level of activity. FreeMarkets valued the fully-vested warrant in 2000 at $95.5 million and was amortizing the deferred compensation on a straight-line basis over the five-year term of the contract. The $19.1 million in annual amortization was classified by FreeMarkets as a reduction to revenues to the extent of the $9.1 million and $11.3 million in fees earned from Visteon in the nine months ended June 30, 2004 and the year ended September 30, 2003, respectively, and the remaining amounts of $5.3 million and $7.8 million were classified as warrant costs in the nine months ended June 30, 2004 and the year ended September 30, 2003, respectively. Subsequent to the merger, no deferred compensation costs would exist related to this previously outstanding warrant. As such, cash inflows from Visteon under the service agreement post acquisition will be treated as revenue. The net effect of this change in the accompanying pro forma financial information is to eliminate the reduction to revenues to the extent of the $9.1 million and $11.3 million in fees earned from Visteon in the year ended September 30, 2004 and 2003, respectively, and the amortization of $5.3 million and $7.8 million as warrant costs in the year ended September 30, 2004 and 2003, respectively.

The following unaudited pro forma financial information is presented to reflect the results of operations for the years ended September 30, 2004 and 2003 as if the merger with FreeMarkets had occurred on October 1, 2003 and 2002, respectively. The pro forma results exclude purchased in-process research and development arising from the merger of $100,000 due to its nonrecurring nature. The pro forma financial information includes $16.0 million and $7.9 million of nonrecurring charges incurred by FreeMarkets for the years ended September 30, 2004 and 2003, respectively.

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on October 1, 2003 and 2002, respectively, and may not be indicative of future operating results (in thousands, except per share amounts):

	Year Ended September 30, 2004	Year Ended September 30, 2003
Total net revenues	$347,838	$393,126
Loss from continuing operations	$(57,906)	$(135,869)
Loss per share from continuing operations—basic and diluted	$(0.93)	$(2.22)
Weighted average shares—basic and diluted	62,221	61,175

Softface, Inc.

On April 15, 2004, the Company completed the acquisition of Softface, Inc. (“Softface”), a privately held company headquartered in Walnut Creek, California. Softface was a spending performance management company offering data enrichment solutions complementary to Ariba’s products. The total purchase price was $8.1 million, consisting of upfront cash payments of $3.3 million, payments of $3.4 million deferred for up to twelve months due to delayed payment terms or general representations and warranties, $169,000 of acquisition costs and $1.2 million of assumed liabilities. Of the total purchase price, $722,000 was allocated to net tangible assets acquired, and the remainder was allocated to other intangible assets, including existing software technology ($4.9 million), customer relationships ($100,000), order backlog ($100,000), and goodwill ($2.3 million). Other intangible assets are being amortized over their estimated useful lives of six months to three years. None of the goodwill is expected to be deductible for tax purposes. Pro forma financial information has been excluded as the information is considered immaterial.

Alliente, Inc.

On January 13, 2004, the Company completed the acquisition of Alliente, Inc. (“Alliente”), a privately held company headquartered in Colorado Springs, Colorado. Alliente provided procurement outsourcing services to companies based on Ariba technology. The total purchase price was approximately $10.0 million, consisting of cash payments of $9.0 million, $183,000 of acquisition costs and $790,000 of assumed liabilities. Of the total purchase price, $1.5 million was allocated to net tangible assets acquired, and the remainder was allocated to other intangible assets, including customer relationships ($1.0 million), trade name/trademark ($100,000), and goodwill ($7.4 million). Other intangible assets are being amortized over their estimated useful lives of three years. None of the goodwill is expected to be deductible for tax purposes. Pro forma financial information has been excluded as the information is considered immaterial.

Goodex AG

On January 28, 2003, the Company acquired Goodex AG (“Goodex”), a privately-held European sourcing services provider. The acquisition was made to allow the Company to expand its sourcing services and to implement customers’ strategic sourcing business processes. The purchase price of approximately $3.3 million consisted of a net cash payment totaling $2.2 million, $350,000 of direct transaction costs and $750,000 of assumed liabilities related to severance costs. Of the total purchase price, $465,000 was allocated to property and equipment, $1.0 million to current assets and $3.0 million of liabilities assumed and the remainder, consisting principally of workforce in place, was allocated to goodwill ($4.6 million). Pro forma financial information has been excluded as the information is considered immaterial. For U.S. federal income tax purposes, the goodwill related to Goodex totaling $4.8 million is not currently deductible, however, it may be amortized to the extent of “Earnings and Profits” (as defined for U.S. federal income tax purposes) of Goodex AG and its subsidiaries over a period of 15 years.

Note 5—Goodwill and Other Intangible Assets

The table below reflects changes or activity in the balances related to goodwill for the three years ended September 30, 2004 (in thousands):

Net carrying amount
Goodwill balance as of September 30, 2002	$176,451
Add: goodwill related to Goodex	4,582

Goodwill balance as of September 30, 2003	181,033
Add: goodwill related to Alliente	7,355
Add: goodwill related to Softface	2,322
Add: goodwill related to FreeMarkets	383,969

Goodwill balance as of September 30, 2004	$574,679

During the quarter ended December 31, 2002, the Company completed the transitional goodwill impairment test which indicated that goodwill was not impaired as of the adoption date of SFAS No. 142. As a result of the adoption of SFAS No. 142, neither the useful lives nor the residual value of the intangible assets acquired required adjustment. Furthermore, reclassifications of existing intangible assets to conform to new classification criteria in SFAS No. 141 were not required. The Company performs a goodwill impairment test annually at September 30 each fiscal year or whenever an impairment indicator is present. The Company’s stock price is highly volatile and has experienced significant declines during fiscal year 2004 and as of September 30, 2004 the Company’s net asset value of $646.4 million exceeded the Company’s market capitalization. Based on these two factors, the Company performed a test for goodwill impairment as of September 30, 2004 and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, an expected market control premium and recent stock price volatility) of the Company as of September 30, 2004, there was no impairment of goodwill. Although no goodwill impairment has been recorded for the years ended September 30, 2004, 2003 and 2002, there can be no assurances that future goodwill impairments will not occur.

The table below reflects changes or activity in the balances related to other intangible assets for the years ended September 30, 2004 and 2003 (in thousands):

	September 30, 2004			September 30, 2003
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Intellectual property agreement	$—	$—	$—	$786,929	$(786,929)	$—
Covenants not-to-compete	—	—	—	1,300	(1,300)	—
Existing software technology	10,400	(1,665)	8,735	20,200	(20,200)	—
Order backlog	100	(100)	—	—	—	—
Trade name/trademark	1,800	(108)	1,692	—	—	—
Excess fair value of Visteon in-place contract over current fair value	1,894	(568)	1,326	—	—	—
Visteon contract and related customer relationship	3,206	(200)	3,006	—	—	—
Other contracts and related customer relationships	50,900	(3,410)	47,490	—	—	—

Total	$68,300	$(6,051)	$62,249	$808,429	$(808,429)	$—

Amortization of other intangible assets for the year ended September 30, 2004 totaled $6.1 million. Of the total, amortization related to excess fair value of Visteon in-place contract over current fair value totaling

$568,000 was recorded as a reduction of revenues and amortization related to Visteon contract and related customer relationship, other contracts and related customer relationships and existing software technology was recorded as cost of revenues totaling $5.1 million. The amortization related to trade name/trademark and order backlog of $460,000 was recorded as operating expense. Amortization of other intangible assets for the year ended September 30, 2003 totaled $117.5 million, of which $4.0 million of amortization of acquired technology was classified as cost of revenues. The amortization of goodwill and other intangible assets was $565.8 million in fiscal year 2002, of which $6.7 million of amortization of acquired technology was classified as cost of revenues, in each case in accordance with the FASB Staff Implementation Guide for SFAS No. 86, Computer Software: Guidance on Applying Statement 86. The Company anticipates amortizing other intangible assets totaling $20.8 million, $16.4 million, $14.5 million, $10.2 million and $255,000 for fiscal years 2005, 2006, 2007, 2008 and 2009, respectively.

The following table reconciles the reported net loss and basic and diluted net loss per share for the years ended September 30, 2004, 2003 and 2002 as if the provisions of SFAS No. 142 were in effect for all periods (in thousands, except per share amounts):

	2004	2003	2002
Reported net loss	$(25,230)	$(106,327)	$(638,663)
Add back goodwill amortization	—	—	290,215

Adjusted net loss	$(25,230)	$(106,327)	$(348,448)

	2004	2003	2002
Reported basic and diluted net loss per share	$(0.51)	$(2.40)	$(14.79)
Add back goodwill amortization	—	—	6.72

Adjusted basic and diluted net loss per share	$(0.51)	$(2.40)	$(8.07)

Note 6—Income Taxes

Provision (benefit) for income taxes for the years ended September 30, 2004, 2003 and 2002 were comprised of the following (in thousands):

	Current	Deferred	Total
2004:
Federal	$—	$—	$—
State	166	—	166
Foreign	(326)	—	(326)

Total	$(160)	$—	$(160)

2003:
Federal	$—	$—	$—
State	76	—	76
Foreign	(168)	—	(168)

Total	$(92)	$—	$(92)

2002:
Federal	$—	$—	$—
State	250	—	250
Foreign	2,534	—	2,534

Total	$2,784	$—	$2,784

The Company’s loss before income taxes for the fiscal years ended September 30, 2004, 2003 and 2002 consisted of the following components (in thousands):

	2004	2003	2002
Domestic	$(21,383)	$(164,850)	$(614,177)
Foreign	(4,007)	58,431	(21,702)

Total pretax loss	$(25,390)	$(106,419)	$(635,879)

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% to the loss before income taxes and actual income tax expense (benefit) for the years ended September 30, 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
Computed tax benefit	$(8,887)	$(37,247)	$(222,558)
State taxes	166	76	250
Nondeductible goodwill	—	—	101,225
Nondeductible expenses	3,908	2,393	1,631
Foreign taxes	(326)	(168)	2,534
Liquidation of foreign subsidiaries	(579)	16,121	—
Net operating loss for which no benefit was recognized	5,558	18,733	119,702

Total	$(160)	$(92)	$2,784

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets as of September 30, 2004 and 2003 are as follows (in thousands):

Deferred Tax Assets	2004	2003
Accruals and allowances	$289,184	$327,696
Depreciation and amortization	47,538	36,825
Deferred start-up costs	(269)	1,766
Credit carryforwards	71,198	59,914
Net operating loss carryforwards	656,909	511,392

Total gross deferred tax assets	1,064,560	937,593
Valuation allowance	(1,039,212)	(937,593)

Deferred tax assets, net of valuation allowance	25,348	—

Deferred Tax Liabilities

Acquired intangibles	(25,348)	—

Net deferred tax assets	$—	$—

The Company has provided a valuation allowance due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets. The net increase in the total valuation allowance for the years ended September 30, 2004, 2003 and 2002 was approximately $101.6 million, $62.0 million, and $155.8 million, respectively. Included in the net operating loss carryforwards is a tax benefit attributable to noncompensatory stock options of $321.4 million at September 30, 2004 which, when and if realized, will be recorded as a credit to additional paid-in capital.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations imposed by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the Company’s federal and state net operating loss and tax credit carryforwards before utilization.

As of September 30, 2004, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $1.7 billion and $826.8 million, respectively, before consideration of any annual limitation as described above. These federal and state net operating loss carryforwards expire in various years from fiscal year 2010 through fiscal year 2024 and from fiscal year 2006 through fiscal year 2024, respectively. The State of California has temporarily suspended the ability to utilize California net operating loss carryforwards for the 2004 fiscal year. As of September 30, 2004, the Company had research credit carryforwards for federal and state tax purpose of approximately $41.9 million and $27.2 million, respectively. If not utilized, the federal research credit carryforwards will expire in various years from fiscal year 2011 through fiscal year 2024. The state research credit carryforwards will continue indefinitely. The Company also had manufacturer’s credit carryforwards as of September 30, 2004 for state tax purposes of approximately $2.0 million, which will expire in various years from fiscal year 2006 through fiscal year 2012. The Company’s net operating loss and tax credit carryforwards include net operating loss and research credit carryforwards of approximately $218.4 million and $4.7 million, respectively, generated by FreeMarkets prior to its merger with the Company, that are subject to annual limitations which could reduce or defer the utilization of those losses and credits.

Note 7—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced on January 2001 through April 2001 and ends on January 24, 2013. The Company occupies approximately 191,200 square feet in this facility. The Company currently subleases two and one-half buildings, totaling 442,600 square feet, to third parties. These subleases expire on July 31, 2007, August 31, 2008 and May 13, 2008, respectively. The remaining 82,200 square feet is available for sublease. Minimum monthly lease payments are approximately $2.4 million and escalate annually, with the total future minimum lease payments amounting to $286.1 million over the remaining lease term. As part of this lease agreement, the Company is required to hold certificates of deposit, totaling $26.3 million as of September 30, 2004, as a form of security through fiscal year 2013. Also, the Company is required by other lease agreements to hold an additional $1.6 million of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $27.9 million is classified as restricted cash on the Company’s consolidated balance sheet as of September 30, 2004.

The Company also occupies 108,900 square feet of office space in Pittsburgh, Pennsylvania under a lease covering 182,000 square feet that expires in May 2010. The remaining 73,100 square feet is available for sublease. This location consists principally of the Company’s services organization and administrative activities.

The Company leases certain equipment, software and its facilities under various noncancelable operating and immaterial capital leases with various expiration dates through 2013. Gross operating rental expense was approximately $48.7 million, $44.7 million and $47.0 million for the years ended September 30, 2004, 2003 and 2002, respectively. Gross operating rental expense was reduced by sublease income of $22.7 million, $13.7 million and $10.5 million for the years ended September 30, 2004, 2003 and 2002, respectively.

Future minimum lease payments and sublease income under noncancelable operating leases for the next five years and thereafter are as follows as of September 30, 2004 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income
2005	$49,922	$30,624
2006	47,949	18,707
2007	43,524	14,676
2008	44,113	4,755
2009	45,147	—
Thereafter	145,536	—

Total	$376,191	$68,762

Of the total operating lease commitments as of September 30, 2004 noted above, $123.4 million is for occupied properties and $252.8 million is for abandoned properties, which are a component of the restructuring obligation. The balance for capital leases and related interest as of September 30, 2004 was not significant.

Restructuring and integration costs

The Company recorded a charge to operations of $16.8 million for the year ended September 30, 2004 for restructuring and integration costs, of which $15.8 million represented merger-related costs undertaken in connection with the Company’s merger with FreeMarkets in order to improve its post-merger competitiveness, productivity and future operating results. These changes primarily relate to severance and related benefits for terminated Company employees, lease abandonment costs and professional fees for integration planning and implementation as detailed below. In addition, on July 1, 2004 the Company assumed FreeMarkets restructuring obligations as described below and in Note 4.

In fiscal year 2002 and 2001, the Company carried out a restructuring program to align its expense and revenue levels. As part of this program, the Company restructured its worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities.

The following table details accrued restructuring and integration obligations and related activity for the three years ended September 30, 2004 (in thousands):

	Severance and benefits	Lease abandonment costs	Leasehold impairments	Other integration costs	Total restructuring and integration costs
Accrued restructuring costs as of September 30, 2001	$851	$30,343	$—	$—	$31,194
Total charge to operating expense	4,605	58,004	—	—	62,609
Cash paid	(5,353)	(24,680)	—	—	(30,033)
Reclassification of lessee deposits	—	(1,701)	—	—	(1,701)

Accrued restructuring obligations as of September 30, 2002	103	61,966	—	—	62,069
Cash paid	(36)	(19,507)	—	—	(19,543)
Total charge to operating expense	—	5,350	—	—	5,350

Accrued restructuring obligations as of September 30, 2003	$67	$47,809	—	—	$47,876
Cash paid	(5,153)	(11,696)	—	(2,560)	(19,409)
Total charge to operating expense	3,402	7,710	2,885	2,806	16,803
Asset impairment applied to asset balances	—	—	(2,885)	—	(2,885)
Restructuring obligation assumed under purchase acquisition	4,813	10,669	—	—	15,482

Accrued restructuring obligations as of September 30, 2004	$3,129	$54,492	$—	$246	57,867

Less: current portion					16,825

Accrued restructuring obligations, less current portion					$41,042

Severance and benefits costs

Severance and benefits primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for sales and marketing, engineering and general and administrative personnel. The Company recorded a charge of $3.4 million related to severance benefit costs for the reduction of its workforce, by approximately 95 employees in all business areas, in connection with its merger with FreeMarkets for the year ended September 30, 2004. In addition, the Company assumed liabilities related to the severance of former FreeMarkets employees (primarily related to engineering and general and administrative personnel) of $4.8 million as of July 1, 2004. In the year ended September 30, 2002, the Company recorded a charge for $4.6 million related to a reduction of the worldwide workforce in the first quarter of fiscal year 2002.

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate to the abandonment of leased facilities in Mountain View and Sunnyvale, California, Tampa, Florida, Alpharetta, Georgia, Lisle, Illinois, Burlington, Massachusetts, Florham Park, New Jersey, Dallas, Texas, Pittsburgh, Pennsylvania, Brussels, Belgium, Hong Kong and Singapore. Total lease abandonment costs include lease liabilities offset by estimated sublease income. The estimated net costs of abandoning these leased facilities, including remaining lease liabilities offset by estimated sublease income, were based on market trend information analyses. As of September 30, 2004, $54.5 million of lease abandonment costs, net of anticipated sublease income of $185.5 million, remains accrued and is expected to be paid by fiscal year 2013.

During the year ended September 30, 2004, due to further consolidation and abandonment of additional facilities as the result of the Company’s merger with FreeMarkets, the Company recorded additional lease abandonment costs of $9.1 million and leasehold impairments of $2.9 million associated with the Company’s Sunnyvale facility. The Company also revised its estimates for sublease commencement dates and rental rate projections to reflect continued declines in market conditions in the real estate market primarily in Northern California, resulting in an additional charge of $1.0 million, and recorded a benefit to operating expense totaling $2.4 million, primarily as a result of entering into a sublease agreement which was not anticipated in previous estimates of the restructuring obligation. In addition, the Company assumed lease abandonment liabilities of $10.7 million as of July 1, 2004 related to the former headquarters of FreeMarkets in Pittsburgh, Pennsylvania.

During the years ended September 30, 2003 and 2002, the Company revised its original estimates and expectations for Ariba’s corporate headquarters and field offices disposition efforts. This revision was a result of changed estimates of sublease commencement dates and rental rate projections to reflect continued declines in market conditions in the commercial real estate market in Northern California. Based on these factors and consultations with an independent appraisal firm, the Company recorded an additional charge to lease abandonment costs $5.4 million and $58.0 million in the years ended September 30, 2003 and 2002, respectively.

The Company’s lease abandonment accrual is net of $185.5 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $68.8 million as of September 30, 2004, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at September 30, 2004, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the Company’s Sunnyvale, California headquarters and its other principal office in Pittsburgh, Pennsylvania as of September 30, 2004 by approximately $8.0 million.

Other integration costs

Other integration costs for the year ended September 30, 2004 totaled $2.8 million and consist primarily of legal and consulting fees and for marketing programs incurred in connection with integration activity for the Company’s merger with FreeMarkets, which was consummated on July 1, 2004.

Debt

As a result of the Company’s merger with FreeMarkets, the Company assumed a loan agreement with the Commonwealth of Pennsylvania, acting by and through the Department of Community and Economic Development. As of September 30, 2004, the Company’s liability totaled $378,000, at an interest rate of 3.0%. See Note 13.

Estimated Warranty Costs

The Company generally warrants its products to function in accordance with the documentation provided to customers for one year after sale. Minor defect repairs or bug fixes are provided through patches or updates as part of support services delivered in the normal course under maintenance agreements. To the extent that warranty claims require resources beyond those provided under maintenance agreements, the estimated costs of such claims are accrued as cost of sales in the period such claims are deemed probable and reasonably estimable.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of September 30, 2004.

Litigation

IPO Class Action Litigation

Between March 20, 2001 and June 5, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, certain of its former officers and directors (the “Ariba Individual Defendants”) and three of the underwriters of its initial public offering (the “Ariba IPO”). These actions purport to be brought on behalf of purchasers of the Company’s common stock in the period from June 23, 1999, the date of the Ariba IPO, to December 23, 1999 (in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, relating to the Ariba IPO. In addition, since July 31, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against FreeMarkets, certain of its officers and directors (the “FreeMarkets Individual Defendants”) and the underwriters of FreeMarkets’ initial public offering (the “FreeMarkets IPO”). These actions purport to be brought on behalf of purchasers of FreeMarkets’ common stock in the period from December 9, 1999, the date of the FreeMarkets’ IPO, to December 6, 2000 (in some cases, to July 30, 2001), and make claims relating to the FreeMarkets IPO similar to the claims made in the Ariba IPO actions.

On June 26, 2001, the Ariba IPO actions were consolidated into a single action bearing the title In re Ariba, Inc. Securities Litigation, 01 CIV 2359. Similarly, the FreeMarkets IPO actions were consolidated into a single action bearing the title Steffey v. FreeMarkets, Inc. et al., 01 CIV 7039. On August 9, 2001, those consolidated actions were further consolidated (for pretrial purposes), with cases brought against additional issuers (who numbered in excess of 300) and their underwriters that made similar allegations regarding the IPOs of those issuers. On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against the Company, FreeMarkets and certain Individual Defendants, which the Court approved and entered as an order on March 1, 2002. On April 19, 2002, the plaintiffs filed an amended complaint in which they dropped their claims against the Company, FreeMarkets and all of the Ariba Individual Defendants and the FreeMarkets Individual Defendants under Sections 11 and 15 of the Securities Act, but elected to proceed with their claims against such defendants under Sections 10(b) and 20(a) of the Exchange Act.

The amended consolidated complaint alleges that the prospectuses pursuant to which shares of common stock were sold in the Ariba IPO and the FreeMarkets IPO, which were incorporated in registration statements filed with the SEC, contained certain false and misleading statements or omissions regarding the practices of the Company’s and FreeMarkets’ underwriters with respect to their allocations to their customers of shares of common stock in the IPOs and their receipt of commissions from those customers related to such allocations. The complaint further alleges that the underwriters provided positive analyst coverage of Ariba and FreeMarkets after their respective IPOs, which had the effect of manipulating the market for the Company’s stock and FreeMarkets’ stock, respectively. Plaintiffs contend that such statements and omissions from the prospectuses and the alleged market manipulation by the underwriters through the use of analysts caused the post-IPO stock prices of Ariba and FreeMarkets to be artificially inflated. Plaintiffs seek compensatory damages in unspecified amounts as well as other relief.

On July 15, 2002, Ariba, FreeMarkets and the Ariba Individual Defendants and Freemarkets Individual Defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. On or around November 18, 2002, during the pendency of the motion to dismiss, the Court entered as an order a stipulation by which all of the Individual Defendants were dismissed from the case without prejudice in return for executing a tolling agreement. On February 19, 2003, the Court rendered its decision on the motion to dismiss, granting a dismissal of the remaining Section 10(b) claims against the Company and FreeMarkets without prejudice. Plaintiffs have indicated that they intend to file an amended complaint.

On June 24, 2003, a special litigation committee of the Company’s Board of Directors approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that it might have against its underwriters. No payment to the plaintiffs by the Company was required under the MOU. On June 25, 2003, a special litigation committee of the FreeMarkets Board of Directors approved a substantively identical MOU with respect to FreeMarkets. After further negotiations, the essential terms of the MOUs were formalized in a Stipulation and Agreement of Settlement, which has been executed on the Company’s and FreeMarkets’ behalf and on behalf of the Ariba Individual Defendants and the Freemarkets Individual Defendants. The settling parties filed formal motions seeking preliminary approval of the proposed settlement on June 25, 2004. The underwriter defendants, who are not parties to the proposed settlement, filed a brief objecting to the settlement’s terms on July 14, 2004. In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs and underwriters. Neither the Company nor FreeMarkets is a focus case. The Court issued an order on October 13, 2004 certifying classes in each of the six focus cases.

There can be no assurance that the proposed settlement will be approved by the Court. In the event that the settlement is not approved by the Court, the Company intends to vigorously defend against these claims. As of September 30, 2004, no amount is accrued as a loss is not probable or estimable.

Restatement Class Action and Shareholder Derivative Litigation

Beginning January 21, 2003, a number of purported shareholder class action complaints were filed in the United States District Court for the Northern District of California against Ariba and certain of its current and former officers and directors, all purporting to be brought on behalf of a class of purchasers of the Company’s common stock in the period from January 11, 2000 to January 15, 2003. The complaints bring claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act, relating to the Company’s announcement that it would restate certain of its consolidated financial statements, and also, in the case of two complaints, relating to its acquisition activity and related accounting. Specifically, these actions allege that certain of the Company’s prior consolidated financial statements contained false and misleading statements or omissions relating to the Company’s failure to properly recognize expenses and other financial items, as reflected in the then proposed restatement. Plaintiffs contend that such statements or omissions caused the Company’s stock price to be artificially inflated. Plaintiffs seek compensatory damages as well as other relief.

On July 11, 2003, the Court entered two orders that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, (2) appointed a lead plaintiff, and (3) approved the lead plaintiff’s selection of counsel. On September 15, 2003, the lead plaintiff filed a Consolidated Amended Complaint, which restated the allegations and claims described above and added a claim pursuant to Section 14(a) of the Exchange Act, based on the allegation that the Company failed to disclose certain payments and executive compensation items in its January 24, 2002 Proxy Statement. Prior to the hearing on defendants’ motion to dismiss the consolidated complaint, the parties stipulated that plaintiff would withdraw its complaint and file a further amended complaint by April 16, 2004. Plaintiffs’ allegations of wrongdoing in this further amended complaint are limited to the Company’s alleged failure to disclose certain payments and executive compensation items. Defendants’ motion to dismiss plaintiff’s further amended complaint was filed on June 18, 2004. A hearing on the motion took place on October 29, 2004, and the motion is now under submission. As of September 30, 2004, no amount is accrued as a loss is not probable or estimable.

Beginning January 27, 2003, several shareholder derivative actions were filed in the Superior Court of California for the County of Santa Clara against certain of the Company’s current and former officers and directors and against Ariba as nominal defendant. The actions were filed by stockholders purporting to assert, on the Company’s behalf, claims for breach of fiduciary duties, aiding and abetting, violations of the California insider trading law, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and contribution and indemnification. Specifically, the claims were based on the Company’s acquisition activity and related accounting implemented by the defendants, the alleged understatement of compensation expenses as reflected in the Company’s then proposed restatement, the alleged insider trading by certain defendants, the existence of the restatement class action litigation, and the allegedly excessive compensation paid by Ariba to one of its officers, as reflected in the Company’s then proposed restatement. The complaints sought the payment by the defendants to Ariba of damages allegedly suffered by it, as well as other relief.

On May 7, 2003, the Court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead counsel. Plaintiffs filed an Amended Consolidated Derivative Complaint on May 28, 2003. The consolidated complaint restated the allegations, causes of action and relief sought as pleaded in the original complaints, and added allegations relating to the Company’s April 10, 2003 announcement of the restatement of certain financial statements and also added a cause of action for breach of contract. On October 28, 2003, the Company filed a demurrer, joined by the individual defendants, seeking dismissal of the action for failure to comply with applicable pre-litigation demand requirements. On January 6, 2004, the Court granted the Company a demurrer and gave plaintiffs leave to file an amended complaint. After limited demand discovery, plaintiffs filed a Second Amended Consolidated Derivative Complaint on September 10, 2004. The Company’s demurrer to the second amended complaint (brought on the same grounds as its first demurrer) was filed on November 5, 2004. A hearing on the demurrer is scheduled for March 1, 2005.

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

On June 23, 2003, the Court issued an order that (1) consolidated the two derivative cases for all purposes into a single action captioned In re Ariba, Inc. Derivative Litigation, Case No. C-03-02172 JF, and (2) appointed lead counsel. Plaintiffs filed an Amended Consolidated Derivative Complaint on June 26, 2003. On September 18, 2003, defendants filed a motion to dismiss or stay the action pending resolution of the parallel state court derivative litigation. Following a hearing, the Court issued a ruling on November 13, 2003 denying the motion but granting defendants’ alternative request for a stay of the action in light of the related securities class action litigation. Accordingly, this action is now stayed until the Court has determined the viability of the federal securities claim in the related action. As of September 30, 2004, no amount is accrued as a loss is not probable or estimable.

Litigating existing and potential securities class actions and shareholder derivative actions relating to the restatement of the Company’s consolidated financial statements will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. In the case of the securities class actions, if the Company’s defenses were ultimately unsuccessful, or if it is unable to achieve a favorable settlement, the Company could be liable for large damages awards that could seriously harm its business, results of operations and financial condition.

Litigation Resulting From the Company’s Merger with FreeMarkets

On September 16, 2004, a purported shareholder class action was filed against the Company and the individual board members of the FreeMarkets Board of Directors in Delaware Chancery Court by stockholders who held FreeMarkets common stock from January 23, 2004 through July 1, 2004. The complaint alleges various breaches of fiduciary duty and a violation of the Delaware General Corporation Law on the part of the former FreeMarkets board members in connection with the merger between the Company and FreeMarkets, which was consummated on July 1, 2004. The plaintiff in this action contends, among other things, that the FreeMarkets board members breached their fiduciary duties to FreeMarkets’ common stockholders by negotiating the merger with the Company so as to provide themselves with downside protection against a decline in the Company’s market price through a beneficial option exchange formula while failing to provide the common stockholders protection in the event of a drop in the price of the Company’s stock, by contractually obligating themselves to recommend unanimously that FreeMarkets’ stockholders approve the merger, by failing to disclose to FreeMarkets’ stockholders certain material information before the merger closed, and by breaching their duties of loyalty to the common stockholders in various other respects. As FreeMarkets’ corporate successor, the Company is alleged to be liable for the FreeMarkets board member’s violation of the Delaware General Corporation Law. Plaintiff seeks disgorgement of benefits by the individual defendants, as well as monetary and rescissory damages from all of the defendants, jointly and severally.

The defendants’ Motion to Dismiss the complaint is due to be submitted to the Delaware Chancery Court on January 14, 2005. As of September 30, 2004, no amount is accrued as a loss is not probable or estimable.

Beginning in April 2001, eleven securities fraud class action complaints were filed against FreeMarkets and two of its executive officers in the United States District Court in Pittsburgh, Pennsylvania. The complaints, all of which assert the same claims, stem from FreeMarkets’ announcement on April 23, 2001 that, as a result of discussions with the Securities and Exchange Commission, it was considering amending its fiscal year 2000 financial statements for the purpose of reclassifying fees earned by FreeMarkets under a service contract with Visteon. All of the cases have been consolidated into a single proceeding. On October 30, 2001, FreeMarkets filed a motion seeking to dismiss all of the cases in their entirety. On January 17, 2003, the Court denied the motion to dismiss. On March 10, 2004, the Court certified the case as a class action. The certification order is now on appeal to the United States Court of Appeals for the Third Circuit. Although the case is in the discovery phase, only a limited amount of discovery has been taken. The Company believes that the Plaintiffs’ allegations are without merit and it intends to continue to defend these claims vigorously. As of September 30, 2004, no amount is accrued as a loss is not probable or estimable.

Defending against class action litigation resulting from the Company’s merger with FreeMarkets may require significant management time and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses are unsuccessful or it is unable to settle on favorable terms, the Company could be liable for large damages that could seriously harm its business and results of operations.

Patent Infringement Litigation

On May 26, 2004, a patent infringement action was filed against the Company in the United States District Court for the Eastern District of Virginia by ePlus, Inc., alleging that three of the Company’s products, Ariba Buyer, Ariba Marketplace and Ariba Category Procurement, infringe three U.S. patents owned by ePlus.

Discovery in this case is complete and the trial has been scheduled for January 4, 2005. The Court has indicated that it will bifurcate the trial and try the validity and infringement issues to the jury before trying the damages-related issues. Both parties had moved for summary judgment in their favor on the question of infringement. Additionally, the Company had moved for summary judgment that certain claims in the patents in suit are invalid. On November 19, 2004, the Court denied all the summary judgment motions.

The Company cannot predict the outcome of this litigation. If the Company were to lose, it could be liable for damages for past infringement. Plaintiff claims royalty damages of approximately $76 million to $98 million. The Company disputes that it is liable for any damages and disputes plaintiff’s calculation as to the amount of damages. If the Company were to lose it could be enjoined from selling the products at issue in the litigation and enjoined from inducing customers to infringe. However, the Company believes it has strong defenses to ePlus’s claims and intends to defend the case vigorously. As of September 30, 2004, no amount is accrued as a loss is not probable or estimable.

General

In addition, the Company has been or is subject to various claims and legal actions arising in the ordinary course of business. For example, the Company recently settled its dispute with Softbank (see Notes 12 and 13) and settled its litigation with BCE Emergis, Inc., a distributor in Canada. The settlement of this litigation with BCE Emergis for $8.8 million resulted in an additional $3.0 million charge to operating expense in the year ended September 30, 2004.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of September 30, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

Note 8—Minority Interests in Subsidiaries

In December 2000, the Company’s consolidated subsidiary, Nihon Ariba K.K., issued and sold 38,000 shares, or approximately 41% of its common stock, for cash consideration of approximately $40.0 million to Softbank pursuant to its strategic relationship with Softbank. In April 2001, Nihon Ariba K.K. issued and sold an additional 2% of its common stock for cash consideration of approximately $4.0 million to third parties. Prior to the transactions, the Company held 100% of the equity of Nihon Ariba K.K. in the form of common stock.

As of September 30, 2004 and 2003, minority interest of approximately $16.6 million and $17.1 million, respectively, was recorded on the Consolidated Balance Sheets in order to reflect the share of the net assets of

Nihon Ariba K.K. held by minority investors. For the years ended September 30, 2004 and 2002, the Company reduced consolidated net loss by $524,000 and $180,000, as the minority interest’s share of Nihon Ariba K.K’s loss, respectively. For the year ended September 30, 2003, the Company increased consolidated net loss by approximately $3.6 million as the minority interest’s share of Nihon Ariba K.K.’s income

In April 2001, the Company’s consolidated subsidiary, Ariba Korea, Ltd., issued and sold 3,800 shares, or approximately 42% of its common stock, for cash consideration of approximately $8.0 million to Softbank. Prior to the transaction, the Company held 100% of the equity of Ariba Korea, Ltd. in the form of common stock.

Minority interest of $2.9 million was recorded on each of the Consolidated Balance Sheets as of September 30, 2004 and 2003, respectively, in order to reflect the share of the net assets of Ariba Korea, Ltd. held by minority investors. The Company also reduced consolidated net loss by approximately $15,000, $123,000 and $106,000 as the minority interest’s share of Ariba Korea, Ltd.’s loss for the years ended September 30, 2004, 2003 and 2002, respectively.

The Company recently settled a dispute and restructured its relationship with Softbank. As a result of the settlement, a significant portion of the minority interests will be eliminated in the quarter ending December 31, 2004. See Notes 12 and 13 for further discussion.

Note 9—Segment Information

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

The Company’s license revenues are derived from a similar group of software applications that are sold individually or in combination. Subscription revenues consist mainly of fees for software access subscription and hosted software services. Maintenance revenues consist primarily of Ariba Buyer and Ariba Sourcing product maintenance fees. Services and other revenues consist of fees for implementation services, consulting services, managed services, training, education, premium support and other miscellaneous items. Revenues by similar product and service groups for the years ended September 30, 2004, 2003, and 2002 are as follows (in thousands):

	Year Ended September 30,
	2004	2003	2002
License revenues	$65,654	$103,066	$98,440
Subscription revenues	17,918	10,666	13,494
Maintenance revenues	77,771	76,427	75,616
Services and other revenues	84,455	46,539	42,253

Total	$245,798	$236,698	$229,803

Information regarding revenue for the years ended September 30, 2004, 2003 and 2002, and long-lived assets in geographic areas as of September 30, 2004 and 2003, is as follows (in thousands):

	Year Ended September 30,
	2004	2003	2002
Revenues:
United States	$160,843	$161,337	$156,352
Japan	8,425	27,779	24,721
Other International	76,530	47,582	48,730

Total	$245,798	$236,698	$229,803

	September 30,
	2004	2003
Long-Lived Assets:
United States	$18,487	$21,250
International	6,091	1,097

Total	$24,578	$22,347

Revenues are attributed to countries based on the location of the Company’s customers. The Company’s international revenues were derived from sales in Europe, Canada, Asia, Australia and Latin America. The Company had net liabilities of $3.2 million and $6.0 million related to its international locations as of September 30, 2004 and 2003, respectively.

Note 10—Stockholders’ Equity

Reverse Stock Split

On July 1, 2004, the Company effected a one-for-six reverse split of its outstanding common stock. The information contained herein gives retroactive effect to the reverse stock split for all periods presented.

Common Stock Repurchase Program

On October 22, 2002, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of its common stock. On July 23, 2004, the Board of Directors approved an extension of this stock repurchase program. Under the extended program, the Company may repurchase up to $50.0 million of its common stock from time to time, expiring after eighteen months, in compliance with the Securities and Exchange Commission’s regulations and other legal requirements and subject to market conditions and other factors. Stock purchases under the common stock repurchase program may be made periodically in the open market based on market conditions. During the year ended September 30, 2004, the Company repurchased and retired 806,000 shares of common stock at an average price of $7.97 per share for a total of $6.4 million.

Warrants

In connection with the purchase of Goodex AG in January 2003, the Company issued a warrant to purchase 83,333 shares of Company common stock at an exercise price of $18.78 per share, vesting of which was contingent upon achievement of certain revenue milestones through December 31, 2003. The warrant expired unexercised in July 2004.

In April 2000, the Company entered into an agreement with a third party as part of the Company’s vertical industry strategy to obtain a major partner in the financial services industry. In connection with the agreement, the Company issued warrants to purchase up to 1,129,333 shares of the Company’s common stock at an exercise price based on the ten-day average of the Company’s stock price prior to the vesting date. Upon signing of this agreement, warrants for 322,667 shares of the Company’s common stock with a fair value of $56.2 million were immediately vested. The remaining warrants were to vest upon attainment of certain milestones related to contingent revenues (gainshare) to be received by the Company under the terms of a related agreement. The warrants were to generally expire when the milestone period expires or one year after the specific milestone is met. The agreement provided that the Company would receive $25.0 million in guaranteed gainshare to be paid over a period of two years which the Company determined to represent partial payment for the vested warrants rather than revenue. Accordingly, $31.2 million, representing the fair value of the vested warrants less the guaranteed gainshare was recorded as an intangible asset related to the strategic relationship, to be amortized over the three year term of the agreement. During the third quarter of fiscal year 2001, the Company determined that the carrying value of the intangible asset was impaired since performance under the agreement was substantially less than expected, and wrote off the remaining net book value of $17.7 million to business partner warrant expense. The guaranteed gainshare of $25.0 million was recorded as a receivable in “Other Current Assets.” A total of $7.9 million of business partner warrant expense related to this agreement was recorded for the year ended September 30, 2001, of which $3.6 million was recorded as a reduction of revenues in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). During the quarter ended March 31, 2002, the obligation to pay the outstanding balance of $20.0 million guaranteed gainshare was settled for a cash payment of $15.0 million received in the quarter ended June 30, 2002 and the cancellation of the remaining unvested warrants to purchase 806,667 shares of the Company’s common stock. As a result, the Company recorded a charge of $5.6 million representing the uncollected receivable and related settlement costs as business partner warrant expense during the quarter ended March 31, 2002.

In March 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued an unvested warrant to purchase up to 571,429 shares of the Company’s common stock at an exercise price of $525.00 per share. Of the total shares underlying the warrant, 542,857 shares have expired unexercised and 28,571 shares remain unvested as of September 30, 2004. These unvested shares, if they remain unvested, will expire on a quarterly basis through March 2005. The business partner can partially vest in this warrant each quarter upon attainment of certain periodic milestones related to revenue targets. The warrant generally expires as to any earned or earnable portion when the milestone period expires or eighteen months after the specific milestone is met. During the years ended September 30, 2004, 2003 and 2002, the business partner did not vest in any shares of this warrant and no business partner warrant expense was recorded for these fiscal years. No amounts related to the unvested warrants are reflected in the accompanying consolidated financial statements.

Deferred Stock-Based Compensation

The Company recorded deferred stock-based compensation totaling approximately $272.6 million from inception through September 30, 2004. Of this amount, $38.4 million related to the issuance of stock options prior to the Company’s initial public offering in June 1999 and $71.0 million, $124.6 million and $2.4 million related to the Company’s acquisitions of TradingDynamics, Inc. and SupplierMarket.com, Inc. and its merger with FreeMarkets consummated on July 1, 2004, respectively.

Additionally, the Company granted 365,038 shares of restricted common stock to executive officers and certain employees, of which 22,958 shares were subsequently cancelled upon termination of employment, resulting in additional net deferred stock-based compensation of $5.8 million during fiscal year 2004. These amounts will be amortized in accordance with FIN 28 over the vesting periods of the individual restricted common stock grants, which are between eighteen months to five years.

During the years ended September 30, 2004, 2003 and 2002, the Company recorded stock-based compensation expense of $2.8 million, of which $300,000 was related to the modification of stock options to accelerate vesting, as required under an employment agreement, as a result of an executive termination, $2.2 million and $14.8 million, respectively. As of September 30, 2004, the Company had an aggregate of approximately $6.0 million of deferred stock-based compensation remaining to be amortized.

1996 Stock Plan

The Company’s 1996 Stock Plan (the “1996 Stock Plan”), in effect until the Company’s initial public offering, authorized the granting of incentive and nonstatutory common stock options to employees, directors and consultants at exercise prices no less than 100% and 85%, respectively, of the fair market value of the Company’s common stock on the grant date, as determined by the Board of Directors. Stock options generally vested 25% after one year of service and thereafter ratably over 36 months of service. They generally have a term of ten years. The 1996 Stock Plan also allowed for exercise of unvested options. Shares of common stock issued to employees upon exercise of unvested options were subject to repurchase by the Company at the original exercise price. The Company’s ability to repurchase these shares expired at a rate consistent with the vesting schedule of each option. As of September 30, 2004, no shares of common stock that had been issued upon the exercise of unvested options were subject to repurchase under the 1996 Stock Plan. Options that expire under the 1996 Stock Plan will be available for future grants under the 1999 Equity Incentive Plan. As no options could be granted out of the 1996 Stock Plan after the Company’s initial public offering, there were no shares available for option grants under the 1996 Stock Plan at September 30, 2004.

1999 Equity Incentive Plan

The Company’s Board of Directors approved the 1999 Equity Incentive Plan (the “Incentive Plan”) on April 20, 1999. The Incentive Plan was amended on October 4, 2001. Any shares not issued under the 1996 Stock Plan and any shares repurchased pursuant to the 1996 Stock Plan will also be available for grant under the Incentive Plan. The number of shares reserved under the Incentive Plan automatically increases on January 1 of each year until 2005 by the lesser of 3,333,333 shares or 5% of the total number of shares of common stock outstanding on that date. Under the Incentive Plan, eligible employees, outside directors and consultants may be granted stock options, stock appreciation rights, restricted shares or stock units. The exercise price for incentive stock options and nonstatutory options may not be less than 100% and 85%, respectively, of the fair value of common stock at the option grant date. As of September 30, 2004, 15,723,795 shares of common stock have been reserved for issuance (including shares transferred from the 1996 Stock Plan since June 22, 1999) and 6,929,277 shares are available for grant under the Incentive Plan.

1999 Directors’ Stock Option Plan

The Company’s Board of Directors adopted the 1999 Directors’ Stock Option Plan (the “Directors’ Plan”) on April 20, 1999. The Directors’ Plan was amended effective May 19, 2000 and October 1, 2002. Each non-employee director receives an option to purchase 12,500 shares of common stock upon joining the Board of Directors (the “Initial Grant”). In addition, each non-employee director receives an option to purchase 2,500 shares of common stock (the “Annual Grant”) upon the conclusion of each regular annual meeting of the Company’s stockholders, provided the director will continue serving as a member of the Board thereafter. However, a non-employee director will not receive an Annual Grant in the same calendar year in which he or she receives an Initial Grant. Each option has an exercise price equal to the fair value of the common stock on the grant date. As of September 30, 2004, options to purchase 114,157 shares of common stock have been granted under the Directors’ Plan, of which 93,331 are outstanding, and 240,002 shares are available for future issuance.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”) on April 20, 1999. The number of shares reserved under the Purchase Plan automatically increases on January 31 of each year (through and including January 31, 2005) by the lesser of 500,000 shares or 2% of the total number of shares of common stock outstanding on that date. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 15% of the employees’ cash compensation. The purchase price per share equals 85% of the common stock’s fair value at the lower of certain defined dates. As of September 30, 2004, there have been 2,147,663 shares issued under the Purchase Plan and 3,019,003 shares are available for future issuance.

The Company has, in connection with the acquisitions of TradingDynamics, Tradex, SupplierMarket and FreeMarkets, assumed the stock option plans of each acquired company.

TradingDynamics Stock Plans

On January 20, 2000, the Company assumed the TradingDynamics 1998 Stock Plan and 1999 Stock Plan (the “TradingDynamics Plans”). The TradingDynamics Plans were not approved by the Company’s stockholders. The TradingDynamics Plans provide for the grant of incentive stock options to employees at prices not less than 100% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors, and for the grant of nonstatutory stock options to employees and consultants at not less than par value. Generally, options were immediately exercisable, and the resulting shares issued to optionees were subject to certain repurchase rights, which were also assumed by the Company. As of September 30, 2004, no shares of the Company’s common stock issued pursuant to the TradingDynamics Plans were subject to repurchase by the Company. Options expire not later than ten years from the date of grant. As of September 30, 2004, a total of 266,265 shares of the Company’s common stock are reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of TradingDynamics or granted by the Company after the acquisition of TradingDynamics under the TradingDynamics Plans.

Tradex Stock Plans

On March 8, 2000, the Company assumed the Tradex 1997 Employee Stock Option Plan and 1999 Employee Stock Option/Stock Issuance Plan (the “Tradex Plans”). The Tradex Plans were not approved by the Company’s stockholders. The Tradex Plans provide for the grant of incentive stock options to employees and the grant of nonstatutory stock options or shares of common stock to employees, board members and consultants at prices less than, equal to, or greater than the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Generally, options were immediately exercisable, and the resulting shares issued to optionees were subject to certain repurchase rights, which were also assumed by the Company. As of September 30, 2004, no shares of the Company’s common stock issued pursuant to the Tradex Plans were subject to repurchase by the Company. Options expire not later than ten years from the date of grant. As of September 30, 2004 a total of 312,701 shares of the Company’s common stock are reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of Tradex or granted by the Company after the acquisition of Tradex under the Tradex Plans.

SupplierMarket Stock Plan

On August 28, 2000, the Company assumed the SupplierMarket 1999 Stock Option Plan (the “SupplierMarket Plan”). The SupplierMarket Plan was not approved by the Company’s stockholders. The SupplierMarket Plan provides for the grant of incentive stock options to employees at prices not less than 100% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors, and the grant of nonstatutory stock options to employees and consultants at prices not less than the par value of the common stock. Under the SupplierMarket Plan, options generally vest over a 48-month period at the rate of 12.5% of the grant after six months of service and 1/48th of the grant per month thereafter. Options expire not later than ten years from the date of grant. As of September 30, 2004, a total of 335,622 shares of the Company’s common stock are reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of SupplierMarket or granted by the Company after the acquisition of SupplierMarket under the SupplierMarket Plan.

FreeMarkets Stock Plans

On July 1, 2004, the Company assumed the FreeMarkets, Inc. Second Amended and Restated Stock Incentive Plan and Broad Based Equity Incentive Plan (the “FreeMarkets Plans”). The FreeMarkets Plans were not approved by the Company’s stockholders. The Second Amended and Restated Stock Incentive Plan provides for the grant of incentive stock options to employees at prices not less than 100% of the fair market value of the common stock on the date of grant and for the grant of nonstatutory stock options to employees, consultants, advisers and outside directors at a price determined by the Board of Directors. The Broad Based Equity Incentive Plan provides for the grant of nonstatutory stock options to employees (other than officers), consultants and advisers at a price determined by the Board of Directors. Options expire not later than ten years from the date of grant. As of September 30, 2004, a total of 6,971,455 shares of the Company’s common stock are reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of FreeMarkets or granted by the Company after the acquisition of FreeMarkets under the FreeMarkets Plans. The number of shares reserved under the Second Amended and Restated Stock Incentive Plan automatically increases on October 1 of each year until 2007 by the lesser of 817,750 shares or 3% of the total number of shares of common stock outstanding on that date. The number of shares reserved under the Broad Based Equity Incentive Plan automatically increases on October 1 of each year until 2009 by the lesser of 136,291 shares or 1% of the total number of shares of common stock outstanding on that date.

A summary of the status of the Company’s stock options as of September 30, 2004, 2003 and 2002 and changes during the years ended on those dates is presented below:

	Years Ended September 30,
	2004		2003		2002
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	7,951,783	$20.76	7,293,195	$23.22	4,171,478	$49.20
Options assumed in business combination	7,183,432	$19.19	—	$—	—	$—
Granted	2,220,173	$14.04	2,139,708	$16.56	5,349,403	$19.02
Exercised	(466,296)	$4.29	(369,375)	$9.06	(500,057)	$10.26
Forfeited	(3,785,616)	$25.56	(1,111,745)	$31.44	(1,727,629)	$76.74

Outstanding at end of year	13,103,476	$20.03	7,951,783	$20.76	7,293,195	$23.22

Exercisable at end of year	11,021,812	$20.62	4,239,300	$22.26	3,236,143	$24.12

	Number of Options	Weighted- Average Fair Value	Number of Options	Weighted- Average Fair Value	Number of Options	Weighted- Average Fair Value
Options granted during the year at market	2,214,803	$10.34	2,126,208	$12.96	4,111,987	$10.92
Options granted during the year at less than market	—	$—	—	$—	11,666	$24.12
Options granted during the year at greater than market	5,832	$11.18	13,500	$13.98	1,225,750	$8.22

The following table summarizes information about stock options outstanding as of September 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.01–$ 1.99	486,133	3.73	$1.82	485,300	$1.82
$2.00–$ 7.37	642,779	4.59	$4.02	637,279	$3.99
$7.39–$ 10.48	1,400,368	8.13	$7.69	573,107	$7.86
$10.50–$ 12.00	1,127,999	8.89	$11.32	1,007,052	$11.31
$12.06–$ 18.00	4,337,204	8.13	$15.87	3,752,364	$16.34
$18.14–$ 24.12	2,216,831	7.95	$21.43	2,059,947	$21.49
$24.24–$ 27.15	1,434,298	6.01	$26.06	1,240,341	$26.25
$27.24–$130.24	1,354,768	6.38	$41.87	1,174,651	$39.91
$132.07–$572.25	98,930	5.76	$222.58	87,605	$224.62
$733.50–$733.50	4,166	5.82	$733.50	4,166	$733.50

$0.01–$733.50	13,103,476	7.40	$20.03	11,021,812	$20.62

Note 11—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Year Ended September 30,
	2004	2003	2002
Net loss	$(25,230)	$(106,327)	$(638,663)

Weighted average shares outstanding	49,853	44,626	43,972
Weighted average common shares issued subject to repurchase agreement	(228)	(245)	(798)

Weighted average shares used in computation of net loss per share—basic and diluted	49,625	44,381	43,174

Basic and diluted loss per share	$(0.51)	$(2.40)	$(14.79)

At September 30, 2004, 2003 and 2002, 9.7 million, 8.1 million and 7.8 million potential common shares, respectively, consisting almost entirely of outstanding options, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive. Further, the potential common shares for the years ended September 30, 2004, 2003 and 2002 exclude 28,571, 183,333 and 200,000 shares, respectively, which would be issuable under certain warrants contingent upon completion of certain milestones.

The weighted average repurchase price of unvested stock was $0.13, $0.00 and $0.96 for the years ended September 30, 2004, 2003 and 2002, respectively. The weighted average exercise price of warrants outstanding was $525.00 for each of the years ended September 30, 2004, 2003 and 2002.

Note 12—Related Party Transactions

Strategic Relationships

In fiscal year 2001, the Company sold approximately 41% of its consolidated subsidiary, Nihon Ariba K.K., and approximately 42% of its consolidated subsidiary, Ariba Korea, Ltd., to Softbank Corp., a Japanese corporation, and its subsidiaries. An affiliate of Softbank also received the right to distribute the Company’s products from these subsidiaries in their respective jurisdictions. The Company recorded license and maintenance revenues of $4.6 million, $23.8 million and $19.1 million for the years ended September 30, 2004, 2003 and 2002, respectively, related to transactions with Softbank including license and maintenance revenues recognized pursuant to a long-term revenue commitment.

In June 2003, the Company commenced an arbitration proceeding in San Francisco, California relating to the Company’s strategic relationship with Softbank in Japan and Korea. Pursuant to the arbitration proceeding, Softbank made three interim payments totaling $43.4 million from October 2003 through April 2004. These funds were recorded in the period received as an increase to restricted cash and accrued liabilities. See Note 13 for additional information.

Executive Agreements

In fiscal year 2001, the Company entered into an agreement with Robert Calderoni, its CEO, pursuant to which he is entitled to receive annual cash payments from the Company to compensate him for income tax incurred as a result of loan forgiveness and cash payments. As a result, the Company incurs additional compensation expense averaging approximately $267,000 per quarter through the quarter ending December 2004. As a result, the Company incurred $811,000, $1.0 million and $1.2 million in additional compensation expense in fiscal years 2004, 2003 and 2002, respectively.

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

The Company recorded the principal amounts of these loans as an operating expense in fiscal year 2002 based upon its assessment that recoverability of the loans in the event of the employees’ termination prior to the expiration of the related forgiveness periods was remote.

Note 13—Subsequent Events

Strategic Relationship

On October 15, 2004, the Company entered into a definitive agreement with Softbank settling their dispute. Under the terms of the agreement, the Company acquired Softbank’s 41% interest in the Company’s Japanese subsidiary and its 42% interest in the Company’s Korean subsidiary for $3.5 million and returned to Softbank $43.0 million of disputed interim payments made by Softbank pursuant to the arbitration proceeding. In addition, Softbank purchased a new three year term license for certain Ariba software products for use by Softbank and its affiliates for their own benefit and for the benefit of unaffiliated third-party customers in Japan. As a result of the settlement, the Company’s total restricted cash decreased by $43.0 million, but its total cash and cash equivalents increased by $17.0 million. The settlement agreement will result in the elimination of minority interests of approximately $18.8 million and an additional aggregate benefit over the term of the arrangement to the Company of approximately $17.5 million. The Company has not yet determined the accounting treatment of its settlement with Softbank but it will make a one time provision for taxes of $4.8 million in the first quarter of fiscal year 2005 as a result of the settlement.

Office Sublease

On October 25, 2004, the Company amended a sublease with a third party. Under the amended agreement, the Company will reclaim its right to occupy approximately 89,000 square feet of office space located at its Sunnyvale, California headquarters and received $12.4 million from the third party as consideration for termination of part of the sublease. The third party will continue to occupy approximately 175,000 square feet of space for the remainder of the sublease term, which ends July 31, 2007.

Upon effectiveness of the amended sublease agreement discussed above, a new sublease became effective with another third party. Under this new sublease agreement, which expires in August 2008, the Company subleased approximately 91,000 square feet of office space (including the space recaptured pursuant to the above-described sublease amendment). The Company will be paid an aggregate of approximately $5.2 million through the term of the sublease.

The Company’s restructuring obligation as of September 30, 2004, has been adjusted to reflect both the sublease amendment and the actual sublease payments due under the new noncancelable sublease resulting in a net decrease of $890,000.

Restricted Stock Grants

The Company granted 1.9 million shares of restricted common stock to executive officers and certain employees in October 2004 resulting in additional deferred stock-based compensation of $19.8 million. These amounts will be amortized in accordance with FIN 28 over the vesting periods of the individual restricted common stock grants, which are between two to three years.

Debt

In November 2004, the Company repaid in full an outstanding loan with the Commonwealth of Pennsylvania for $378,000.

CONSOLIDATED INTERIM FINANCIAL INFORMATION

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(in thousands, except per share data)

	Fiscal Year 2004 For the Quarter Ended
	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003
Revenues:
License	$15,563	$15,148	$15,940	$16,802
License—related party	—	327	—	1,874
Subscription and maintenance	30,754	20,350	21,121	21,044
Subscription and maintenance—related party	351	638	408	1,023
Services and other	37,408	16,520	18,539	11,988

Total revenues	84,076	52,983	56,008	52,731

Cost of revenues:
License	562	527	217	1,367
Subscription and maintenance (1)	6,354	5,226	5,396	5,384
Services and other (1)	28,911	15,128	15,632	10,161
Amortization of acquired technology and customer intangible assets	4,725	340	—	—

Total cost of revenues	40,552	21,221	21,245	16,912

Gross profit	43,524	31,762	34,763	35,819

Operating expenses:
Sales and marketing (1)	23,346	17,037	20,353	13,555
Research and development (1)	15,219	13,811	12,784	12,277
General and administrative	9,958	6,650	4,921	4,543
Amortization of other intangible assets	235	149	76	—
In-process research and development	100	—	—	—
Stock-based compensation (2)	1,149	771	838	30
Restructuring and integration costs	16,900	1,820	(1,917)	—

Total operating expenses	66,907	40,238	37,055	30,405

Income (loss) from operations	(23,383)	(8,476)	(2,292)	5,414
Interest and other income, net	314	723	953	818

Net income (loss) before income taxes and minority interests	(23,069)	(7,753)	(1,339)	6,232
Provision (benefit) for income taxes	193	174	(255)	(272)
Minority interests in net income (loss) of consolidated subsidiaries	(403)	(296)	(253)	413

Net income (loss)	$(22,859)	$(7,631)	$(831)	$6,091

Net income (loss) per share—basic (3)	$(0.36)	$(0.17)	$(0.02)	$0.14

Net income (loss) per share—diluted (3)	$(0.36)	$(0.17)	$(0.02)	$0.13

Weighted average shares used in computing net income (loss) per share—basic (3)	62,734	45,454	45,313	45,000

Weighted average shares used in computing net income (loss) per share—diluted (3)	62,734	45,454	45,313	46,280

(1)	Certain reclassifications, none of which affected net income (loss) or net income (loss) per share, have been made to prior period amounts to conform to the current period presentation. Specifically, the Company reclassified certain operating expenses to cost of revenues totaling $5.6 million, $5.0 million and $4.0 million for the quarters ended June 30, 2004, March 31, 2004 and December 31, 2003, respectively.

(2)	For the four quarters in the year ended September 30, 2004, stock-based compensation expense (benefit), net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Fiscal Year 2004 For the Quarter Ended
	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003
Cost of revenues	$55	$71	$115	$39
Sales and marketing	686	478	619	(20)
Research and development	144	98	28	1
General and administrative	264	124	76	10

Total	$1,149	$771	$838	$30

(3)	Reflects the one-for-six reverse split of the Company’s outstanding common stock effected on July 1, 2004.

CONSOLIDATED INTERIM FINANCIAL INFORMATION

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(in thousands, except per share data)

	Fiscal Year 2003 For the Quarter Ended
	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002
Revenues:
License	$18,889	$16,597	$23,058	$25,308
License—related party	4,691	4,691	4,691	5,141
Subscription and maintenance	21,292	19,891	19,956	21,337
Subscription and maintenance—related party	1,342	1,129	1,188	958
Services and other	12,918	14,255	10,381	8,985

Total revenues	59,132	56,563	59,274	61,729

Cost of revenues:
License	524	1,868	1,134	36
Subscription and maintenance (1)	5,458	5,598	5,996	5,908
Services and other (1)	9,674	9,288	9,522	8,704
Amortization of acquired technology and customer intangible assets	—	—	1,163	2,837

Total cost of revenues	15,656	16,754	17,815	17,485

Gross profit	43,476	39,809	41,459	44,244

Operating expenses:
Sales and marketing (1)	16,636	16,029	16,992	16,827
Research and development (1)	13,036	13,212	13,808	13,958
General and administrative	6,625	8,745	13,769	7,064
Amortization of other intangible assets	—	—	47,787	65,677
Stock-based compensation (2)	325	364	1,197	275
Restructuring and integration costs	—	5,350	—	—

Total operating expenses	36,622	43,700	93,553	103,801

Income (loss) from operations	6,854	(3,891)	(52,094)	(59,557)
Other income, net	1,218	1,186	1,564	1,761

Net income (loss) before income taxes and minority interests	8,072	(2,705)	(50,530)	(57,796)
Provision (benefit) for income taxes	(419)	(116)	105	338
Minority interests in net income of consolidated subsidiaries	1,126	858	948	528

Net income (loss)	$7,365	$(3,447)	$(51,583)	$(58,662)

Net income (loss) per share—basic (3)	$0.16	$(0.08)	$(1.17)	$(1.33)

Net income (loss) per share—diluted (3)	$0.16	$(0.08)	$(1.17)	$(1.33)

Weighted average shares used in computing net income (loss) per share—basic (3)	44,806	44,500	44,208	44,009

Weighted average shares used in computing net income (loss) per share—diluted (3)	45,946	44,500	44,208	44,009

(1)	Certain reclassifications, none of which affected net income (loss) or net income (loss) per share, have been made to prior period amounts to conform to the current period presentation. Specifically, the Company reclassified certain operating expenses to cost of revenues totaling $3.3 million, $3.1 million, $3.6 million and $3.8 million for the quarters ended September 30, 2003, June 30, 2003, March 31, 2003 and December 31, 2002, respectively.

(2)	For the four quarters in the year ended September 30, 2003, stock-based compensation expense (benefit), net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Fiscal Year 2003 For the Quarter Ended
	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002
Cost of revenues	$21	$(42)	$35	$(743)
Sales and marketing	99	239	706	500
Research and development	14	26	114	118
General and administrative	191	141	342	400

Total	$325	$364	$1,197	275

(3)	Reflects the one-for-six reverse split of the Company’s outstanding common stock effected on July 1, 2004.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004, the end of the period covered by this report on Form 10-K. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures included, without limitation, controls and procedures designed that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of September 30, 2004 our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we are in the process of relocating to our Pittsburgh office a number of functions and processes previously performed in our Sunnyvale office that are part of our internal control over financial reporting, and there can be no assurance that this relocation will not adversely affect our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information set forth in the section entitled “Executive Officers of the Registrant” in Part I, Item 4A of this Form 10-K. See the information set forth in the section entitled “Proposal No. 1—Election of Directors” in the Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2004 (the “2005 Proxy Statement”), which is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

See the information set forth in the section entitled “Executive Compensation and Related Information” in the 2005 Proxy Statement, which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information set forth in the section entitled “Certain Relationships and Related Transactions” in the 2005 Proxy Statement, which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the information set forth in the section entitled “Proposal No. 2—Ratification of Independent Accountants” in the 2005 Proxy Statement, which is incorporated herein by reference.

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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K dated December 29, 2000).
3.2	Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.4 to the Registrant’s Form S-1 Registration No. 333-76953).
4.1	Amended and Restated Investors’ Rights Agreement dated April 17, 1998 (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-1 Registration No. 333-76953).
4.2	Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).
4.3	Amended and Restated Investors’ Rights Agreement dated June 7, 1999 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-1 Registration No. 333-76953).
10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).
10.2‡	1996 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1 Registration No. 333-76953).
10.3‡	1999 Equity Incentive Plan, as amended (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-K/A dated December 31, 2001).
10.4‡	1999 Directors’ Stock Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form S-1 Registration No. 333-76953).
10.5‡	Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration No. 333-76953).
10.6‡	SupplierMarket.com 1999 Stock Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-K dated April 10, 2003).
10.7‡	TradingDynamics 1999 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-K dated April 10, 2003).
10.8‡	TradingDynamics 1998 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K dated April 10, 2003).
10.9‡	Tradex Technologies, Inc. 1999 Stock Option/Stock Issuance Plan, as amended (which is incorporated herein by reference to Exhibit 10.33 to the Registrant’s Form 10-K dated April 10, 2003).

Exhibit No.	Description
10.10‡	Trade’Ex Electronic Commerce Systems, Inc. 1997 Employee Stock Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-K dated April 10, 2003).
10.11‡	Second Amended and Restated Stock Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.5 to FreeMarkets’ Registration Statement on Form S-4 dated February 23, 2001).
10.12‡	2001 Broad Based Equity Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.12 to FreeMarkets’ Form 10-K dated March 14, 2003).
10.13	Lease Agreement, dated June 12, 1996, by and between Charleston Place Associates and U.S. Robotics Access Corp., as amended (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form S-1 Registration No. 333-76953).
10.14	Sublease, dated February 1999, by and between 3Com Corporation, successor in interest to U.S. Robotics Access Corp., and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form S-1 Registration No. 333-76953).
10.15	Lease Agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated May 15, 2000).
10.16	Amended and Restated Sublease dated August 6, 2001, by and between Interwoven, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K/A dated December 31, 2001).
10.17	Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q dated April 10, 2003.
10.18	Sub-sublease Agreement, dated March 3, 2004, by and between Google, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.43 to Registrant’s Form 8-K dated May 17, 2004)
10.19	Lease Agreement, dated October 21, 1998, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(a) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).
10.20	First Amendment to Lease, dated March 30, 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(b) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).
10.21	Second Amendment to Lease, dated June 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(c) to FreeMarkets’ Amendment No. 1 to Registration Statement on Form S-1 dated November 11, 1999).
10.22	Third Amendment to Lease, dated March 2000, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.2(d) to FreeMarkets’ Form 10-K dated March 14, 2003).
10.23‡	Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s Form 10-Q dated February 14, 2001).
10.24+‡	Amendment to Offer Letter, dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A dated December 31, 2001).
10.25‡	Offer Letter, dated February 21, 2001, by and between the Registrant and Michael Schmitt (which is incorporated herein by reference to Exhibit 10.21 to Registrant’s Form 10-Q dated May 15, 2001).

Exhibit No.	Description
10.26‡	Offer Letter, dated October 16, 2001, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q dated February 14, 2002).
10.27‡	Offer Letter, dated April 10, 2002, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).
10.28+‡	Employment Agreement, dated January 23, 2004, by and between the Registrant and David H. McCormick (which is incorporated herein by reference to Exhibit 10.37 of the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 dated May 13, 2004).
10.29+‡	Loan Agreement, dated February 1, 2001, by Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K/A dated December 31, 2001).
10.30+‡	Promissory Note, dated February 1, 2001, by Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-K/A dated December 31, 2001).
10.31+‡	Severance Agreement, dated September 6, 2002, by and between the Registrant and Michael Schmitt (which is incorporated herein by reference to Exhibit 10.28 to the Registrant’s Form 10-K/A dated May 14, 2004).
10.32+‡	Severance Agreement, dated November 11, 2003, by and between the Registrant and John True (which is incorporated herein by reference to Exhibit 10.37 to the Registrant’s Form 10-Q/A dated May 14, 2004).
10.33+‡	Severance Agreement, dated December 23, 2003, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 10-Q/A dated May 14, 2004).
10.34+‡	Severance Agreement, dated December 31, 2003, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.39 to the Registrant’s Form 10-Q/A dated May 14, 2004).
10.35+‡	Severance Agreement, dated December 31, 2003, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Form 10-Q/A dated May 14, 2004).
10.36‡	Severance Agreement, dated August 26, 2004, by and between the Registrant and Tayloe Stansbury.
21.1	Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
‡	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, who is duly authorized, in the City of Sunnyvale, State of California on this 14th day of December, 2004.

ARIBA, INC.

By:	/S/ ROBERT M. CALDERONI
Robert M. Calderoni Chief Executive Officer and a Director (Principal Executive Officer)

By:	/S/ JAMES W. FRANKOLA
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ROBERT M. CALDERONI Robert M. Calderoni	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	December 14, 2004

/S/ JAMES W. FRANKOLA James W. Frankola	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 14, 2004

/S/ DAVID H. MCCORMICK David H. McCormick	President and a Director	December 14, 2004

/S/ THOMAS MONAHAN Thomas Monahan	Director	December 14, 2004

/S/ ROBERT E. KNOWLING, JR. Robert E. Knowling, Jr.	Director	December 14, 2004

Signature	Title	Date

/S/ RICHARD KASHNOW Richard Kashnow	Director	December 14, 2004

/S/ RICHARD F. WALLMAN Richard F. Wallman	Director	December 14, 2004

/S/ KARL E. NEWKIRK Karl E. Newkirk	Director	December 14, 2004

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K dated December 29, 2000).
3.2	Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.4 to the Registrant’s Form S-1 Registration No. 333-76953).
4.1	Amended and Restated Investors’ Rights Agreement dated April 17, 1998 (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-1 Registration No. 333-76953).
4.2	Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).
4.3	Amended and Restated Investors’ Rights Agreement dated June 7, 1999 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-1 Registration No. 333-76953).
10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).
10.2‡	1996 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1 Registration No. 333-76953).
10.3‡	1999 Equity Incentive Plan, as amended (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-K/A dated December 31, 2001).
10.4‡	1999 Directors’ Stock Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form S-1 Registration No. 333-76953).
10.5‡	Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration No. 333-76953).
10.6‡	SupplierMarket.com 1999 Stock Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-K dated April 10, 2003).
10.7‡	TradingDynamics 1999 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-K dated April 10, 2003).
10.8‡	TradingDynamics 1998 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K dated April 10, 2003).
10.9‡	Tradex Technologies, Inc. 1999 Stock Option/Stock Issuance Plan, as amended (which is incorporated herein by reference to Exhibit 10.33 to the Registrant’s Form 10-K dated April 10, 2003).
10.10‡	Trade’Ex Electronic Commerce Systems, Inc. 1997 Employee Stock Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-K dated April 10, 2003).
10.11‡	Second Amended and Restated Stock Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.5 to FreeMarkets’ Registration Statement on Form S-4 dated February 23, 2001).
10.12‡	2001 Broad Based Equity Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.12 to FreeMarkets’ Form 10-K dated March 14, 2003).
10.13	Lease Agreement, dated June 12, 1996, by and between Charleston Place Associates and U.S. Robotics Access Corp., as amended (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form S-1 Registration No. 333-76953).
10.14	Sublease, dated February 1999, by and between 3Com Corporation, successor in interest to U.S. Robotics Access Corp., and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form S-1 Registration No. 333-76953).
10.15	Lease Agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated May 15, 2000).

Exhibit No.	Description
10.16	Amended and Restated Sublease dated August 6, 2001, by and between Interwoven, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K/A dated December 31, 2001).
10.17	Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q dated April 10, 2003.
10.18	Sub-sublease Agreement, dated March 3, 2004, by and between Google, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.43 to Registrant’s Form 8-K dated May 17, 2004)
10.19	Lease Agreement, dated October 21, 1998, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(a) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).
10.20	First Amendment to Lease, dated March 30, 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(b) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).
10.21	Second Amendment to Lease, dated June 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(c) to FreeMarkets’ Amendment No. 1 to Registration Statement on Form S-1 dated November 11, 1999).
10.22	Third Amendment to Lease, dated March 2000, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.2(d) to FreeMarkets’ Form 10-K dated March 14, 2003).
10.23‡	Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s Form 10-Q dated February 14, 2001).
10.24+‡	Amendment to Offer Letter, dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A dated December 31, 2001).
10.25‡	Offer Letter, dated February 21, 2001, by and between the Registrant and Michael Schmitt (which is incorporated herein by reference to Exhibit 10.21 to Registrant’s Form 10-Q dated May 15, 2001).
10.26‡	Offer Letter, dated October 16, 2001, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q dated February 14, 2002).
10.27‡	Offer Letter, dated April 10, 2002, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).
10.28+‡	Employment Agreement, dated January 23, 2004, by and between the Registrant and David H. McCormick (which is incorporated herein by reference to Exhibit 10.37 of the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 dated May 13, 2004).
10.29+‡	Loan Agreement, dated February 1, 2001, by Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K/A dated December 31, 2001).
10.30+‡	Promissory Note, dated February 1, 2001, by Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-K/A dated December 31, 2001).
10.31+‡	Severance Agreement, dated September 6, 2002, by and between the Registrant and Michael Schmitt (which is incorporated herein by reference to Exhibit 10.28 to the Registrant’s Form 10-K/A dated May 14, 2004).
10.32+‡	Severance Agreement, dated November 11, 2003, by and between the Registrant and John True (which is incorporated herein by reference to Exhibit 10.37 to the Registrant’s Form 10-Q/A dated May 14, 2004).

Exhibit No.	Description
10.33+‡	Severance Agreement, dated December 23, 2003, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 10-Q/A dated May 14, 2004).
10.34+‡	Severance Agreement, dated December 31, 2003, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.39 to the Registrant’s Form 10-Q/A dated May 14, 2004).
10.35+‡	Severance Agreement, dated December 31, 2003, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Form 10-Q/A dated May 14, 2004).
10.36‡	Severance Agreement, dated August 26, 2004, by and between the Registrant and Tayloe Stansbury.
21.1	Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
‡	Management contract or compensatory plan or arrangement.