Form 10-K/A
period 2004-09-30
ARIBA INC
filed 2005-01-28
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

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

As of December 31, 2004, there were 65,540,586 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

ARIBA, INC.

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s annual report on Form 10-K for the year ended September 30, 2004, which was originally filed with the Securities and Exchange Commission on December 14, 2004, is being filed solely to include responses to the items required by Part III, which were originally expected to be incorporated by reference to the Company’s definitive Proxy Statement to be delivered to its stockholders in connection with its 2005 Annual Meeting of Stockholders.

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Name	Age	Year Term Expires	Positions and Offices Held with the Company
Robert M. Calderoni	45	2005	Director, Chief Executive Officer
David H. McCormick	39	2006	Director, President
Kevin Costello	42	—	Executive Vice President and Chief Commercial Officer
James W. Frankola	40	—	Executive Vice President and Chief Financial Officer
Robert D. Johnson	57	2005	Director
Richard A. Kashnow	63	2006	Director
Robert E. Knowling, Jr.	49	2005	Director
Thomas F. Monahan	55	2007	Director
Karl E. Newkirk	63	2007	Director
Richard F. Wallman	54	2007	Director

Robert M. Calderoni, age 45, has served as Chairman of the Board of Directors since July 2003 and as the Company’s Chief Executive Officer and a director since October 2001. From October 2001 to July 2004, Mr. Calderoni also served as the Company’s President. From October 2001 to December 2001, Mr. Calderoni also served as the Company’s Interim Chief Financial Officer. From January 2001 to October 2001, Mr. Calderoni served as the Company’s Executive Vice President and Chief Financial Officer. Mr. Calderoni was also an employee of the Company from November 2000 to January 2001. From November 1997 to January 2001, he served as Chief Financial Officer at Avery Dennison Corporation, a manufacturer of pressure-sensitive materials and office products. In addition to serving as a director of the Company, he is also a member of the board of directors of Juniper Networks, Inc., a provider of network infrastructure systems. Mr. Calderoni holds a Bachelor of Science degree in accounting and finance from Fordham University.

David H. McCormick, age 39, has served as President and as a director of the Company since July 2004. Mr. McCormick served as President of FreeMarkets from October 2002 to July 2004 and Chief Executive Officer and a director of FreeMarkets from January 2003 to July 2004. Before becoming President, Mr. McCormick served as an Executive Vice President of FreeMarkets since May 2001, as FreeMarkets’ Senior Vice President and General Manager of Core Business Markets since June 2000 and as FreeMarkets’ Vice President and General Manager of Core Business Markets since December 1999. Mr. McCormick holds a B.S. in Mechanical Engineering from the United States Military Academy and a Ph.D. in Public and International Affairs from Princeton University.

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

Robert D. Johnson, age 57, was elected as a director of the Company in January 2005. Since January 2005, Mr. Johnson has been Chairman, Aerospace of Honeywell Aerospace, a division of Honeywell Inc., a supplier of aircraft engines, equipment, systems and services. From December 2000 to January 2005, Mr. Johnson was the President and Chief Executive Officer of Honeywell Aerospace. From December 1999 to December 2000, he was President and Chief Executive Officer of Allied Signal Aerospace, a division of Allied Signal Inc., a supplier of aircraft engines, equipment, systems and services. From August 1997 until December 1999, he was President and Chief Executive Officer of Electronic and Avionics Systems, Allied Signal Aerospace. In addition to serving as a director of the Company, Mr. Johnson is also a member of the board of directors of Phelps Dodge Corporation, a producer of copper, operating mining and manufacturing facilities. Mr. Johnson holds a Bachelor of Arts degree in economics and mathematics from Miami University (Ohio).

Richard A. Kashnow, age 63, has served as a director of the Company since April 2003. Since February 2003, Mr. Kashnow has been self-employed as a consultant. From August 1999 until January 2003, Mr. Kashnow served as President of Tyco Ventures, the venture capital arm of Tyco International, Inc., a diversified manufacturing services company. In addition to serving as a director of the Company, he is also a member of the board of directors of ParkerVision, Inc., ActivCard Corp. and Komag, Incorporated. Mr. Kashnow holds a Bachelor of Science degree in physics from Worcester Polytechnic Institute, and a Ph.D. in solid state physics from Tufts University.

Robert E. Knowling, Jr., age 49, has served as a director of the Company since July 2000. Since January 2003, Mr. Knowling has served as Chief Executive Officer of the New York Leadership Academy at the New York City Board of Education. From February 2001 to January 2003, Mr. Knowling served as Chairman and Chief Executive Officer of Internet Access Technologies, a software development company. Mr. Knowling served as President and Chief Executive Officer of Covad Communications Company, a broadband service provider, from July 1998 to October 2000. He also served as Chairman of the Board of Directors of Covad from September 1999 to October 2000. In August 2001, Covad filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In addition to serving as a director of the Company, he is also a member of the boards of directors of Hewlett-Packard Company, a global technology company, and Heidrick & Struggles International, an executive search firm. Mr. Knowling holds a Bachelor of Arts degree in theology from Wabash College, and a Master of Business Administration from Northwestern University’s Kellogg Graduate School of Business.

Thomas F. Monahan, age 55, has served as a director of the Company since July 2003. In August 2003, after six years as Dean of the College of Commerce and Finance at Villanova University, he returned to the faculty in the John M. Cooney Endowed Professorship in Accounting. Mr. Monahan received his Ph.D. in Accounting from Temple University, his Master of Business Administration in Finance from Rutgers University and his Bachelor of Science degree in Economics from Hofstra University.

Karl E. Newkirk, age 63, has served as a director of the Company since July 2004. Mr. Newkirk served as a director of FreeMarkets from August 2003 to July 2004. From June 1963 to December 2001, Mr. Newkirk was employed at Accenture, Ltd (formerly known as Andersen Consulting), where he was a partner from 1972 until July 2001, when Andersen Consulting became a public company. Mr. Newkirk held a number of leadership roles throughout his career at Accenture, most recently serving as the Managing Partner of the Global Enterprise Business Solutions Practice and of the Microsoft Alliance. In addition to serving as a director of the Company, he is also a member of the board of directors of I-Many, Inc. and SeeBeyond Technology Corporation. Mr. Newkirk holds an undergraduate degree in Industrial Engineering from Case Institute of Technology and a Master of Business Administration from Case Western Reserve University.

Richard F. Wallman, age 54, has served as a director of the Company since October 2002. From March 1995 until July 2003, Mr. Wallman served as the Senior Vice President and Chief Financial Officer of Honeywell International, Inc., a diversified technology company, and Allied Signal, Inc. (prior to its merger with Honeywell). In addition to serving as a director of the Company, he is also a member of the boards of directors of Avaya, Inc., Lear Corporation, Hayes-Lemmerz International, Inc. and ExpressJet Holdings, Inc. Mr. Wallman holds a Bachelor of Science degree in electrical engineering from Vanderbilt University and a Master of Business Administration from the University of Chicago Graduate School of Business.

Audit Committee

During the fiscal year ended September 30, 2004, the Audit Committee of the Board of Directors (the “Audit Committee”) held ten meetings and did not act by written consent in lieu of a meeting on any occasion. The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company’s independent auditors, the scope of the independent auditors’ service and annual audit fees to be paid to the Company’s independent auditors, the performance of the Company’s independent auditors and the accounting practices of the Company. The chair of the Audit Committee is Mr. Monahan, and the other members of the Audit Committee are Messrs. Kashnow and Knowling. The Board of Directors has determined that each member of the Audit Committee is independent as described in applicable Nasdaq listing standards. The Board of Directors has also determined that Mr. Monahan is an “audit committee financial expert” as described in applicable rules and regulations of the Securities and exchange Commission. A copy of the Audit Committee’s charter is publicly available on the Company’s website at http://www.ariba.com/company/investor_governance.cfm.

Stockholder Director Nominations

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors. Stockholders may propose director candidates for consideration by the Corporate Governance and Nominating Committee. Any such recommendations should be directed to the Secretary of the Company at the address of our principal executive offices set forth above. In addition, the Company’s bylaws permit stockholders to nominate directors at an annual meeting of stockholders. To nominate a director, a stockholder must (i) furnish the Company with the information required by the Company’s bylaws, (ii) in some cases deliver a proxy statement and form of proxy to holders of a sufficient number of shares of Common Stock to elect such nominee, and (iii) give timely notice to the Secretary of the Company in accordance with the Company’s bylaws, which require that the notice be received by the Secretary of the Company within the time periods described in the previous year’s proxy statement for stockholder proposals not intended to be included in the Company’s proxy statement and proxy.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company’s outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act (“Section 16(a)”), which require them to file reports with respect to their ownership of Common Stock and their transactions in Common Stock. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their fiscal year 2004 transactions in the Common Stock and their Common Stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for fiscal year 2004, the Company believes that, except for the inadvertent late filing of a Form 3 in connection with David H. McCormick’s becoming a director and executive officer of the Company upon the closing of the Company’s merger with FreeMarkets, Inc., all reporting requirements under Section 16(a) were met in a timely manner by the persons who were executive officers, members of the Board or greater than 10% stockholders during such fiscal year.

Code of Ethics

The Company has adopted a Code of Business Conduct which applies to all directors, officers and employees. A copy of the Company’s code of ethics is publicly available on the Company’s website at http://www.ariba.com/company/investor_governance.cfm.

ITEM 11. EXECUTIVE	COMPENSATION

The following Summary Compensation Table sets forth the compensation earned by the Company’s Chief Executive Officer and the three other executive officers who were serving as such as of September 30, 2004 (collectively, the “Named Officers”).

Summary Compensation Table

	Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary($)(1)	Bonus($)		Other Annual Compensation($)		Restricted Stock Awards($)(2)		Securities Underlying Options(#)(3)	All Other Compen- sation($)
Robert M. Calderoni Director and Chief Executive Officer	2004 2003 2002	600,000 600,000 594,318	1,376,400 1,488,452 1,567,831	(4) (8) (9)	965,425 1,171,395 1,225,000	(5) (5) (5)	3,000,024 0 0	(6)	0 0 1,166,667	413 300 300	(7) (7) (7)

David H. McCormick(10) Director and President	2004	154,167	70,000		0		921,663	(11)	500,000	315	(7)

Kevin S. Costello(12) Executive Vice President and Chief Commercial Officer	2004 2003 2002	450,000 450,000 164,063	532,002 706,867 150,000	(13) (15)	15,000 15,000 0	(14) (14)	855,000 0 386,250	(6) (16)	208,333 83,333 250,000	300 300 88	(7) (7) (7)

James W. Frankola Executive Vice President and Chief Financial Officer	2004 2003 2002	450,000 450,000 431,250	615,295 1,300,479 150,000	(17) (18)	0 5,021 0	(19)	855,000 0 0	(6)	25,000 41,667 250,000	293 270 236	(7) (7) (7)

(1)	Salary includes amounts deferred under the Company’s 401(k) Plan.
(2)	The Company does not plan to pay dividends on its common stock, but the restricted shares shown in this column are eligible to receive dividends to the same extent as other shares of common stock. Restricted stock numbers for 2002, 2003 and 2004 reflect the 1-for-6 reverse split of the Company’s Common Stock effected on July 1, 2004.
(3)	Option numbers for 2002, 2003 and 2004 reflect the 1-for-6 reverse split of the Company’s Common Stock effected on July 1, 2004.
(4)	Includes a bonus of $275,000 and $1,101,400 of third-party loan forgiveness. See “Employment Contracts, Termination of Employment and Change in Control Agreements.”
(5)	The amounts shown represent Company tax reimbursement payments. The Company has entered into an agreement with Mr. Calderoni under which he is entitled to receive annual cash payments from the Company during fiscal years 2002 through 2005. The amount of each payment will be calculated to compensate Mr. Calderoni for the income taxes that he will incur as the result of the loan forgiveness described in footnotes (4), (8) and (9).
(6)	Mr. Calderoni was granted 146,200 shares of restricted stock and Messrs. Costello and Mr. Frankola were each granted 41,666 shares of restricted stock on January 23, 2004. Pursuant to the terms of their restricted stock agreements, (A) 50% of the shares vest in three equal installments on the first permissible trading day after January 23, 2005, January 23, 2006 and January 23, 2007, respectively, provided that service of such person as an employee, consultant or director of the Company has been continuous until that day, and (B) 50% of such shares shall vest on the first permissible trading day after the earlier of (i) January 23, 2009 or (ii) such date as the Company achieves certain milestones.
(7)	Represents amounts paid by the Company on behalf of the Named Officer for group term life insurance.
(8)	Includes a bonus of $335,000, $1,352 for President’s Club achievement, and $1,152,100 of third-party loan forgiveness. See “Employment Contracts, Termination of Employment and Change in Control Agreements.”

(9)	Includes a bonus of $400,000, $4,480 for President’s Club achievement, and $1,163,351 of third-party loan forgiveness.
(10)	Mr. McCormick joined the Company and was appointed President on July 1, 2004 upon the closing of the Company’s merger with FreeMarkets, Inc.
(11)	Mr. McCormick was granted 83,333 shares of restricted stock on July 1, 2004. Pursuant to the terms of his restricted stock agreement, 50% of the shares vest on July 1, 2005 and the remaining 50% vest on July 1, 2006, subject to Mr. McCormick’s continued employment with the Company.
(12)	Mr. Costello joined the Company and was appointed Executive Vice President on May 21, 2002.
(13)	Includes a bonus of $184,979, $808 for President’s Club achievement, and $346,215 of loan forgiveness.
(14)	Represents reimbursement of tax preparation expenses.
(15)	Includes a bonus of $223,780 and $483,087 of loan forgiveness.
(16)	Mr. Costello was granted 20,833 shares of restricted stock on May 21, 2002. Pursuant to the terms of his restricted stock agreement, these shares would vest in their entirety on May 21, 2007 subject to Mr. Costello’s continued employment with the Company. In addition, 50% of the shares were subject to earlier vesting upon Mr. Costello’s achievement of certain milestones established by the Company’s Chief Executive Officer, and the remaining 50% were subject to earlier vesting upon the achievement of certain revenue-based objectives by Mr. Costello’s business unit. These shares have fully vested.
(17)	Includes a bonus of $105,000 and $510,295 of loan forgiveness.
(18)	Includes a bonus of $275,625 and $1,024,854 of loan forgiveness.
(19)	Represents reimbursement of taxes due in connection with a relocation benefit.

Option Grants in Last Fiscal Year

The following table contains information concerning the stock option grants made to each of the Named Officers for the fiscal year ended September 30, 2004. No stock appreciation rights were granted during such year.

	Number of Securities Underlying Options Granted(#)	Individual Grants		Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
		% of Total Options Granted to Employees in 2004(%)(1)	Exercise Price Per Share ($/Sh.)
Name					5%$	10%$
Robert M. Calderoni	0	0	N/A	N/A	N/A	N/A
Kevin S. Costello	208,333	7.9	20.52	1/22/14	2,688,520	6,813,238
James W. Frankola	25,000	0.9	20.52	1/22/14	322,623	817,590
David H. McCormick	500,000	18.9	11.06	6/30/14	3,477,787	8,813,396

(1)	Based on an aggregate of 2,650,712 options granted in the fiscal year.
(2)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company’s securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

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

Vesting of Options. The options granted to Messrs. Costello and Frankola vest in equal monthly increments over the 48 months of continuous service following January 23, 2004. The option granted to Mr. McCormick vests in equal monthly increments over the 48 months of continuous service following July 1, 2004. Under each of the options, the option shares may vest on an accelerated basis after an acquisition of the Company by merger or asset sale. See “Employment Contracts, Termination of Employment and Change in Control Arrangements” below.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning option exercises in fiscal year 2004 and option holdings as of September 30, 2004 with respect to each of the Named Officers. No stock appreciation rights were outstanding at the end of that year.

	Shares Acquired on Exercise(#)	Value Realized (Market Price at Exercise Less Exercise Price)($)	Number of Securities Underlying Unexercised Options at September 30, 2004(#)		Value of Unexercised In-the-Money Options at September 30, 2004($)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert M. Calderoni	0	0	1,527,777	55,555	0	0
Kevin S. Costello	0	0	217,015	324,650	0	0
James W. Frankola	0	0	209,608	107,057	0	0
David H. McCormick	0	0	319,585	797,543	122,663	204,437

(1)	Based on the fair market value per share of the Company’s Common Stock at September 30, 2004 ($9.34) less the exercise price payable for such shares.

Director Compensation

Members of the Company’s Board of Directors receive a retainer of $50,000 per year, paid in quarterly installments. In addition, the chair of each committee of the Board of Directors receives an annual retainer of $3,500, also paid in quarterly installments. Directors are entitled to a fee of $2,500 for each meeting of the Board of Directors that they attend and a fee of $1,000 for each meeting of a committee of the Board of Directors that they attend. Directors may elect to convert from 50% to 100% of their cash compensation into shares of the Company’s Common Stock or options to purchase such shares. The shares or options are granted automatically as of the last day of the quarter in which the cash compensation was earned. Cash is converted into shares based on the closing price of the Company’s stock on the last trading day in the quarter and into options based on the option valuation method used by the Company in preparing the notes to its consolidated financial statements. The options have an exercise price equal to 100% of the closing price of the Company’s stock on the last trading day in the quarter. The option term is 10 years, except that the options expire 12 months after the director’s service terminates for any reason. Shares or options received in lieu of cash compensation are fully vested.

Non-employee directors receive automatic option grants under the 1999 Directors’ Stock Option Plan. Directors are also eligible to receive options and be issued shares of Common Stock under the 1999 Equity Incentive Plan. The Board of Directors has determined that each new non-employee director will receive an option to purchase 25,000 shares of Common Stock when he or she joins the Board of Directors, provided that the director has never been employed by the Company. In addition, at each annual meeting, each individual who will continue serving as a non-employee director will receive an additional option to purchase 25,000 shares of Common Stock (whether or not the director has been employed by the Company). However, a director will not receive an annual grant in the same calendar year in which he or she received the initial grant. The exercise price per share for each option grant will be equal to the fair market value per share on the date of grant. Each initial grant will become exercisable for one-third of the shares after the director completes each of his or her first three years of service on the Board of Directors. The initial grants become exercisable for all shares if the Company is subject to a change in control. Each annual option grant is fully exercisable upon the date of grant. The initial and annual option grants each consist of a combination of automatic grants under the 1999 Directors’ Stock Option Plan and discretionary grants under the 1999 Equity Incentive Plan, and the size of the discretionary grants is subject to change each year after review by the Compensation Committee. On June 28, 2004 each of Messrs. Kashnow, Knowling, Monahan and Wallman was granted an option to purchase 22,500 shares of Common Stock under the 1999 Equity Incentive Plan and an option to purchase 2,500 shares of Common Stock under the 1999 Directors’ Stock Option Plan.

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

Robert M. Calderoni

The Company entered into an agreement with Robert M. Calderoni, its Chairman of the Board of Directors and Chief Executive Officer, under which he is entitled to receive annual cash tax reimbursement payments from the Company during the years 2001 through 2004. The amount of each payment is calculated to compensate Mr. Calderoni for income taxes that he incurs as the result of the forgiveness of certain indebtedness to an entity affiliated with Keith Krach, the former Chairman of the Board of Directors and co-founder of the Company. Both the agreement to make such annual cash payments to Mr. Calderoni and the creation of the forgiveable indebtedness were negotiated in connection with Mr. Calderoni’s hiring by and continued employment with the Company. The initial aggregate principal amount of such indebtedness was $4,000,000. Through September 30, 2004, an aggregate of $3,416,851 of principal and accrued interest had been forgiven. In addition, the Company has made an aggregate of $3,361,820 in tax reimbursement payments intended to reimburse Mr. Calderoni for income taxes that he incurs as a result of the forgiveness of such indebtedness through September 30, 2004 and such tax reimbursement payments. For the year ended September 30, 2004, the loan forgiveness amount was $1,101,400 and the tax reimbursement payment amounted to $965,425. The remaining $1,000,000 of principal was forgiven, along with accrued interest, on November 21, 2004. The remaining payment from the Company to compensate Mr. Calderoni for income taxes incurred as a result of the forgiveness of the remaining indebtedness is expected to be slightly less than the prior year’s tax reimbursement payment.

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

The 18-month continuation of cash compensation and continued option vesting are contingent on Mr. Calderoni’s executing a general release of claims and complying with restrictive covenants. These covenants apply while Mr. Calderoni is employed by the Company and while his cash compensation continues following the termination of his employment. One of the covenants prohibits Mr. Calderoni from soliciting the Company’s employees to work for another employer. Another covenant prohibits him from competing with the Company and from working for certain specific companies as well as any other company that derives its revenue primarily from e-procurement or spend management software sales or from sales of software or services aiding companies in sourcing or spend management activities. Finally, Mr. Calderoni is required to facilitate the transition of his duties to his successor and is precluded from disparaging the Company or its directors, officers or employees.

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

James W. Frankola

The Company entered into an agreement with James W. Frankola, its Executive Vice President and Chief Financial Officer, that provided for an unsecured loan from the Company to Mr. Frankola in the amount of $1,500,000. The agreement provides that one-third of the principal amount and all accrued interest will be forgiven upon Mr. Frankola’s completion of 12 months of continuous service with the Company as its Chief Financial Officer, and that the balance will be forgiven in equal monthly installments over the following 24 months of continuous service as the Company’s Chief Financial Officer. The largest aggregate amount of the loan outstanding during fiscal year 2004 was $542,457. As of September 30, 2004, $41,729 remained outstanding. Mr. Frankola’s service as the Company’s Chief Financial Officer commenced on December 3, 2001. Accordingly, the entire principal amount and accrued interest was forgiven on December 3, 2004.

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

Kevin S. Costello

The Company entered into an agreement with Kevin S. Costello, its Executive Vice President, Ariba Solutions Delivery, in April 2002 that provides for two unsecured loans from the Company to Mr. Costello, the first in the amount of $600,000 at an annual interest rate of 3.21% and the second in the amount of $400,000 at an annual interest rate of 3.18%. The principal amounts of the loans and accrued interest immediately become payable in full if Mr. Costello’s employment with the Company terminates. The agreement provides that the principal amounts and all accrued interest will be forgiven in full if the Company is subject to a change in control or if Mr. Costello resigns from the Company within 12 months after (a) the Company, over his written objection, has required him to report to anyone other than the Company’s Chief Executive Officer, (b) the Company has reduced his base salary below his starting salary, or (c) the Company, over his written objection, has required that he relocate his principal place of employment more than 50 miles from the location where he commenced his employment. Further, the agreement provides that one-third of the principal amounts and all accrued interest will be forgiven upon Mr. Costello’s completion of 12 months of continuous full-time service with the Company, and that the balances will be forgiven in equal monthly installments over the following 24 months of continuous full-time service with the Company. The largest aggregate amounts of the loans outstanding during fiscal year 2004 were $333,779 and $211,486 respectively. As of September 30, 2004, $134,938 and $89,949 remained outstanding, respectively. Mr. Costello’s service with the Company commenced on May 21, 2002. Accordingly, the entire principal amount and accrued interest will have been forgiven on May 21, 2005, assuming Mr. Costello continues in service through that date.

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

David H. McCormick

The Company entered into an employment agreement with David H. McCormick, its President and a member of its Board of Directors. Under the agreement, Mr. McCormick is entitled to an annual salary of at least $500,000. In addition, he is eligible to be considered for bonuses, with an annual bonus target of $300,000. If the Company relocates Mr. McCormick to Northern California (with his consent), it will reimburse him for his relocation expenses. If he does not relocate, the Company will reimburse him for the cost of maintaining an apartment in Northern California. In either case, the Company will also make him whole, on a tax-adjusted basis, for any taxes associated with the reimbursement of non-deductible expenses.

If the Company terminates Mr. McCormick’s employment without cause on or before December 31, 2005, he will become entitled to the separation benefits described in the FreeMarkets, Inc. Change of Control Separation Plan. These separation benefits consist of (a) a lump sum cash payment equal to 300% of his annual salary at the rate in effect on his termination date plus 300% of the average of his annual bonuses for 2001, 2002 and 2003, (b) a portion of the average of his annual bonuses for 2001, 2002 and 2003, prorated to reflect the number of days that he worked in the year of his termination, (c) continued employer-paid medical and dental coverage for himself and his dependents for three years following his termination and (d) full vesting of all stock options granted to him by FreeMarkets. In addition, Mr. McCormick would become fully vested in the restricted shares and stock options that he received from the Company, as described above. If Mr. McCormick resigns for good reason on or before December 31, 2005, he will become entitled to the same separation benefits and acceleration of equity that he would receive if he is terminated without cause, as described above. For this purpose, “good reason” means that (a) he is demoted from the position of President, or his job responsibilities are otherwise diminished, without his consent and he resigns within 90 days after receiving notice of the demotion or diminution, (b) his level of compensation (including base salary, fringe benefits and participation in bonus or incentive programs) is reduced without his consent or (c) his place of employment is relocated by more than 50 miles without his consent (excluding an initial relocation to Northern California). If Mr. McCormick resigns because he does not become the Chief Executive Officer of the Company, he will also become entitled to the same separation benefits and acceleration of equity that he would receive if he is terminated without cause on or before December 31, 2005, as described above. This provision of the Employment Agreement applies only if Mr. McCormick does not become the Chief Executive Officer of the Company on or before December 31, 2005, and delivers his notice of resignation to the Company within 90 days after the earlier of (a) December 31, 2005, or (b) the date when the Board of Directors makes a final determination that Mr. McCormick will not become Chief Executive Officer (including the election of another individual as Mr. Calderoni’s successor). If Mr. McCormick resigns for any reason not described above on or before December 31, 2005, he will become entitled to the separation benefits provided by the FreeMarkets, Inc. Change of Control Separation Plan, as described above, except that the cash payment would be based on his annual salary at the rate in effect on December 31, 2003, rather than on his termination date. The restricted shares and stock options that Mr. McCormick received from the Company would not vest on an accelerated basis.

If the Company terminates Mr. McCormick’s employment for reasons other than cause or permanent disability after December 31, 2005, he will become entitled to severance payments for 18 months following his termination date. The severance payments would be made at a rate equal to (a) his base salary at the level in effect on his termination date plus (b) his target bonus for the fiscal year in which his employment terminates. In addition, the vested portion of any restricted shares that Mr. McCormick holds on his termination date would be determined by adding 18 months to the actual length of his service, and any stock options that he holds on his termination date would continue vesting during the 18-month period following his termination date. Finally, any stock options that he holds on his termination date would remain exercisable for 18 months after his termination date and for at least three months after they become exercisable (but in no event beyond their 10-year term). However, Mr. McCormick would not be entitled to receive the severance payments and other benefits described in this paragraph unless he is prepared to sign a reciprocal release of claims (other than claims to indemnification) and complies with certain restrictive covenants. If Mr. McCormick resigns for good reason after December 31, 2005, he will become entitled to the same separation benefits and acceleration of equity that he would receive if he is terminated for reasons other than cause or permanent disability after December 31, 2005,

as described above. For this purpose, “good reason” means that (a) he is demoted without his consent and resigns within 90 days after receiving notice of the demotion, (b) his level of compensation (including base salary, fringe benefits and participation in bonus or incentive programs) is reduced without his consent or (c) his place of employment is relocated by more than 50 miles without his consent (excluding an initial relocation to Northern California).

If, within 12 months after the Company is subject to a change in control, Mr. McCormick is discharged for a reason other than cause or permanent disability or he resigns for good reason, he will be entitled to a lump sum cash payment equal to 250% of his annual salary at the rate in effect on his termination date plus 250% of his target bonus for the year in which his employment terminates. In addition, Mr. McCormick would become fully vested in all restricted shares and stock options that he holds on his termination date, and any stock options that he holds on his termination date would remain exercisable for 30 months after his termination date (but in no event beyond their 10-year term). Finally, Mr. McCormick would be reimbursed, on a tax-adjusted basis, for the 20% excise tax on excess parachute payments. For this purpose, “good reason” means that (a) the Company’s successor, without Mr. McCormick’s consent, fails to appoint him as President (if he served as President of the Company before the change in control) or as Chief Executive Officer (if he served in that position before the change in control) of a publicly held corporation, (b) his level of compensation (including base salary, fringe benefits and participation in bonus or incentive programs) is reduced without his consent or (c) his place of employment is relocated by more than 50 miles without his consent (excluding an initial relocation to Northern California). If the Company is subject to a change in control and Mr. McCormick becomes entitled to the separation benefits described in any of the preceding paragraphs as well as the benefits described in this paragraph, then he may choose which provision of his Employment Agreement will apply.

Compensation Committee Report

The Compensation Committee of the Board of Directors (the “Committee”) has the authority to establish the level of base salary payable to the Chief Executive Officer (the “CEO”) and the other executive officers of the Company and to administer the Company’s 1999 Equity Incentive Plan and Employee Stock Purchase Plan. In addition, the Committee has the responsibility for approving the bonus program to be in effect for the CEO and the other executive officers. The Committee is comprised of non-employee directors and acts periodically to evaluate the effectiveness of the compensation program in linking the Company’s performance and executive pay. Additionally, the Committee or the Board is routinely consulted to approve the compensation package of a newly hired executive or of an executive whose scope of responsibility has changed significantly.

The executive officers of the Company consist of individuals who were executive officers of the Company at the beginning of fiscal 2004 and individuals who were executive officers of FreeMarkets (the “former FreeMarkets executive officers”) and became executive officers of the Company at the closing of its merger with FreeMarkets on July 1, 2004 (the “FreeMarkets merger”). The compensation of the former FreeMarkets executive officers was established by the Company in connection with negotiating the terms and conditions of the FreeMarkets merger.

For the fiscal year ended September 30, 2004, the process utilized by the Committee in determining compensation levels for executive officers (other than former FreeMarkets executive officers) was based on market data and the subjective judgment of the Committee. Additionally, the recommendations of the CEO were considered with respect to the compensation of the Company’s executive officers. However, the Committee made the final compensation decisions concerning such officers.

General Compensation Policy. The objective of the Company’s executive compensation program is to align executive compensation with the Company’s long-term and short-term business objectives and performance. Additionally, executive compensation is designed to enable the Company to attract, retain, and motivate qualified executives who are able to contribute to the long-term success of the Company. The following specific strategies are generally utilized to guide the Company’s executive compensation decisions:

•	Risk and Reward. A significant portion of an executive’s compensation should be tied to his or her performance and contributions to the success of the Company.

•	Pay for Performance. If an executive performs above expectations, then the executive should be rewarded with a higher level of total compensation. Similarly, if performance is below expectations, then there should be a lower level of total compensation, including the possibility of no variable compensation.

•	Compensate Competitively. The Company should compare its compensation programs to those of other companies in similar industries and establish compensation programs that are substantially at market allowing the Company to attract and retain the executive talent it needs. The Committee has obtained compensation surveys that include companies in the Company’s industry and related industries. These companies may overlap with, but are not the same as, the companies included in the stock indices reflected in the Stock Performance Graph on page 17 of this annual report. The Committee considered a number of factors in assessing compensation levels of comparative companies, including their size and performance. In assessing relative performance, the Committee recognized that many enterprise application software companies were adversely affected by industry-wide conditions that did not affect other companies in the surveys and sought to assess the performance of the Company’s management in addressing and responding to these conditions.

During fiscal year 2004, the Company’s executive compensation program included these key elements:

•	Base Salary. The Committee establishes the base salaries of its executives based on competitive market practices. Additionally, each executive’s base pay is considered relative to his or her total compensation package, including cash incentives and equity-based incentives. During fiscal year 2004, none of the Company’s executive officers received a base salary increase, except for David H. McCormick, whose base salary was established in connection with negotiating the FreeMarkets merger.

•	Cash-Based Incentives. During fiscal year 2004, five executive officers of the Company participated in a cash incentive program under which payment was made quarterly based upon the Company’s revenue and operating profit. Under this program, 50% of the target bonus was earned based on achieving the revenue target and 50% of the target bonus was earned based on achieving the operating profit target, subject to the discretion of the Compensation Committee to adjust the final quarterly bonus payment based on individual or company-wide performance. In addition, two executive officers of the Company participated in a cash incentive program under which payment was made quarterly based upon the Company’s software bookings, services bookings and operating profit, subject to the discretion of the Compensation Committee to adjust the final quarterly bonus payment based on individual or company-wide performance. Executive officers participating in this program during all of fiscal 2004 received cash incentives that averaged 72% of their target incentives, with individual cash incentives that ranged from 60% to 107% of their target incentives. These cash incentives include final quarterly bonuses that were adjusted to reflect the impact of the FreeMarkets merger on the Company’s revenue, operating profit and bookings targets. Mr. McCormick, a former FreeMarkets executive, received a cash incentive equal to a prorated portion of his target incentive based on the length of his service at the Company.

•	Loan Forgiveness. Messrs. Costello and Frankola received a benefit of $346,215 and $510,295 respectively, reflecting partial forgiveness of loans and related accrued interest from the Company in connection with their employment by the Company. See “Certain Relationships and Related Transactions.”

•	Equity-Based Incentives. Stock options and restricted stock awards are designed to align the interests of each executive officer with those of the stockholders. Each year, the Committee considers the grant of stock options and restricted stock awards to executive officers. The Committee believes that such awards provide added incentive for executive officers to influence the strategic direction of the Company and to create and grow value for customers, stockholders and employees. Options are granted with exercise prices equal to or greater than the fair market value of the stock at the time of grant and typically have three- to four-year vesting periods, contingent upon the executive officer’s continued employment with the Company. The number of stock option shares and restricted stock awards granted to individual executive officers is generally based on demonstrated performance, the amount and timing of prior option grants and restricted stock awards and the executive officers’ overall compensation and equity participation in the Company.

During fiscal 2004, two executive officers (other than the CEO) were granted stock options and restricted stock awards. Mr. Costello received an option to purchase 208,333 shares of Common Stock and a restricted stock award of 41,666 shares, and Mr. Frankola received an option to purchase 25,000 shares of Common Stock and a restricted stock award of 41,666 shares. One half of the restricted stock awards vests in three annual installments beginning in 2005, and the other half vests upon the earlier of (i) January 23, 2009 or (ii) the achievement of performance milestones established by the Compensation Committee. In assessing performance, the Committee considered Mr. Costello’s contribution to enhancing the Company’s solutions delivery service and Mr. Frankola’s contributions to finance and administration as well as each executive’s overall contribution to the Company.

After the closing of the FreeMarkets merger, former FreeMarkets officers received stock option grants and restricted stock awards that were established in connection with negotiating the FreeMarkets merger. Mr. McCormick received an option to purchase 500,000 shares of common stock and an award of 83,333 restricted shares of common stock.

CEO Compensation. Mr. Calderoni received an annual base salary of $600,000. Mr. Calderoni’s base compensation was established at the time of his promotion to Chief Executive Officer in October 2001 and has not been changed since then. In addition, Mr. Calderoni received a benefit of $1,101,400 reflecting partial forgiveness of a loan and its accrued interest, from an entity controlled by Keith Krach, the former Chairman of the Board of Directors and co-founder of the Company. Furthermore, Mr. Calderoni received an additional tax reimbursement payment of $965,425, which was calculated to make him whole for the income taxes he incurred as the result of the forgiveness of the loan and such bonus. Mr. Calderoni’s partial forgiveness of the loan and related accrued interest occurred pursuant an agreement that he entered into in 2001 with the entity controlled by Mr. Krach pursuant to Mr. Calderoni’s hiring by and continued employment with the Company. The additional tax reimbursement payment he received from the Company relating to the loan forgiveness was made pursuant to an agreement that he entered into in 2001 with the Company pursuant to his hiring by and continued employment with the Company. See “Certain Relationships and Related Transactions.” Accordingly, because Mr. Calderoni’s loan forgiveness benefit and tax reimbursement payment were established by pre-existing agreements signed in 2001, they were not affected by the Company’s corporate performance in 2004.

Mr. Calderoni also received a discretionary cash incentive payment that was entirely dependent on the Company’s performance. The target cash incentive of $400,000 was established at the time of his promotion to Chief Executive Officer in October 2001 and has not been changed since then. The actual amount of Mr. Calderoni’s cash incentive payment for fiscal 2004 was $275,000, representing 69% of his target incentive, which was determined based on the same incentive plan that applied to the other executive officers of the Company, as described above. In particular, 50% of the target bonus was based on achieving a revenue target and 50% of the target bonus was based on achieving an operating profit target, subject to the discretion of the Compensation Committee to adjust the final quarterly bonus payment based on individual or company-wide performance. Like the other executive officers, this cash incentive includes a final quarterly bonus that was adjusted to reflect the impact of the FreeMarkets merger on the Company’s revenue, operating profit and bookings targets.

Mr. Calderoni also received a restricted stock award of 146,200 shares of Common stock. In determining the level of Mr. Calderoni’s equity incentive, the Company considered his demonstrated performance, his overall level of compensation and equity participation in the Company and the amount and timing of prior equity awards. One half of the restricted stock award vests in three annual installments beginning in 2005, and the other half vests upon the earlier of (i) January 23, 2009 or (ii) the achievement of performance milestones established by the Compensation Committee.

Limitation on Tax Deductions. Under the federal tax laws, a publicly held company may not claim a federal income tax deduction for compensation paid to certain executive officers to the extent that the compensation exceeds $1 million per officer in any year. To qualify for an exemption from the $1 million deduction limitation, the stockholders approved a limitation under the 1999 Equity Incentive Plan on the maximum number of shares for which a participant may be granted stock options in any calendar year. Because this limitation was adopted, any compensation deemed paid to an executive officer when he or she exercises an option with an exercise price that is at least equal to the fair market value of the option shares on the grant date should qualify as performance-based compensation and should not be subject to the $1 million limitation. Other components of the executive officers’ compensation are subject to the $1 million limitation. In light of the Company’s substantial net operating loss carryforwards, the impact of any loss of federal income tax deductions is expected to be deferred.

Submitted by the Compensation Committee

of the Ariba Board of Directors:

Richard A. Kashnow, Chair

Karl E. Newkirk

Richard F. Wallman

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on the Company’s Common Stock between September 30, 1999 and September 30, 2004, with the cumulative total return of (i) the Morgan Stanley High Tech Index (the “MSH Index”) and (ii) the Standard and Poor’s 500 Index (the “S&P Index”), over the same period. This graph assumes the investment of $100.00 on September 30, 1999 in the Common Stock, the MSH Index and the S&P Index, and assumes the reinvestment of dividends, if any.

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

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act or the Exchange Act that might incorporate this annual report or future filings made by the Company under those statutes, the Compensation Committee Report and Stock Performance Graph shall not be deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

See the information set forth in the section entitled “Equity Compensation Plan Information” in Part II, Item 5 of the Company’s Form 10-K, filed on December 14, 2004.

Beneficial Ownership Table

The following table sets forth, as of December 31, 2004, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s directors and the executive officers named in the Summary Compensation Table above and (iii) all current directors and executive officers as a group.

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

	Shares Beneficially Owned as of December 31, 2004(1)
Beneficial Owner*	Number of Shares	Percentage of Class
Robert M. Calderoni (2)	2,133,065	3.2%
Richard A. Kashnow (3)	29,167	*	*
Robert E. Knowling, Jr.(4)	43,331	*	*
David H. McCormick (5)	551,887	*	*
Thomas F. Monahan (6)	29,167	*	*
Karl E. Newkirk (7)	27,258	*	*
Richard F. Wallman (8)	35,967	*	*
Kevin S. Costello (9)	558,194	*	*
James W. Frankola (10)	440,496	*	*
All current directors and executive officers as a group (9 people)(11)	3,848,399	5.6%

*	These beneficial owners can be reached at Ariba, Inc., 807 11th Avenue, Sunnyvale, California 94089.
**	Less than 1% of the outstanding shares of Common Stock.
(1)	The number of shares of Common Stock deemed outstanding includes shares issuable pursuant to stock options that may be exercised within 60 days of December 31, 2004 for the purpose of computing the percentage ownership of the person holding those options, but not for the purpose of computing the percentage ownership of any other person. Based on 65,540,586 shares of Common Stock outstanding as of December 31, 2004.
(2)	Includes options exercisable for 1,583,332 shares of Common Stock within 60 days of December 31, 2004 and 521,832 shares subject to forfeiture as of December 31, 2004.
(3)	Includes options exercisable for 29,167 shares of Common Stock within 60 days of December 31, 2004.
(4)	Includes options exercisable for 43,331 shares of Common Stock within 60 days of December 31, 2004.
(5)	Includes options exercisable for 320,962 shares of Common Stock within 60 days of December 31, 2004 and 83,333 shares subject to forfeiture as of December 31, 2004.

(6)	Includes options exercisable for 29,167 shares of Common Stock within 60 days of December 31, 2004.
(7)	Includes options exercisable for 27,258 shares of Common Stock within 60 days of December 31, 2004.
(8)	Includes 133 shares owned by Amy and Richard Wallman and options exercisable for 35,834 shares of Common Stock within 60 days of December 31, 2004.
(9)	Includes options exercisable for 273,438 shares of Common Stock within 60 days of December 31, 2004 and 259,721 shares subject to forfeiture as of December 31, 2004.
(10)	Includes options exercisable for 244,041 shares of Common Stock within 60 days of December 31, 2004 and 184,720 shares subject to forfeiture as of December 31, 2004.
(11)	Includes options exercisable for an aggregate of 2,586,530 shares of Common Stock within 60 days of December 31, 2004, and 1,049,606 shares subject to forfeiture as of December 31, 2004.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s certificate of incorporation limits the liability of the Company’s directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

The Company’s bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. The Company has entered into indemnification agreements with its executive officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Pursuant to these agreements, the Company plans to advance or indemnify certain directors and officers for fees and expenses incurred by them in connection with the internal review resulting in the restatement of its consolidated financial statements, related legal proceedings and other matters.

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

The Company entered into an agreement with Robert M. Calderoni, its Chairman of the Board of Directors, President and Chief Executive Officer, under which he is entitled to receive annual cash tax reimbursement payments from the Company during the years 2001 through 2004. The amount of each payment is calculated to compensate Mr. Calderoni for income taxes that he incurs as the result of the forgiveness of certain indebtedness to an entity affiliated with Keith Krach, the former Chairman of the Board of Directors and co-founder of the Company. Both the agreement to make such annual cash payments to Mr. Calderoni and the creation of the forgiveable indebtedness were negotiated in connection with Mr. Calderoni’s hiring by and continued employment with the Company. The initial aggregate principal amount of such indebtedness was $4,000,000. Through September 30, 2004, an aggregate of $3,416,851 of principal and accrued interest had been forgiven. In addition, the Company has made an aggregate of $3,361,820 in tax reimbursement payments intended to reimburse Mr. Calderoni for income taxes that he incurs as a result of the forgiveness of such indebtedness through September 30, 2004 and such tax reimbursement payments. For the year ended September 30, 2004, the loan forgiveness amount was $1,101,400 and the tax reimbursement payment amounted to $965,425. The remaining $1,000,000 of principal was forgiven, along with accrued interest, on November 21, 2004. The remaining payment from the Company to compensate Mr. Calderoni for income taxes incurred as a result of the forgiveness of the remaining indebtedness is expected to be slightly less than the prior year’s tax reimbursement payment.

The Company entered into an agreement with James W. Frankola, its Executive Vice President and Chief Financial Officer, that provided for an unsecured loan from the Company to Mr. Frankola in the amount of $1,500,000. The agreement provides that one-third of the principal amount and all accrued interest will be forgiven upon Mr. Frankola’s completion of 12 months of continuous service with the Company as its Chief Financial Officer, and that the balance will be forgiven in equal monthly installments over the following 24 months of continuous service as the Company’s Chief Financial Officer. The largest aggregate amount of the loan outstanding during fiscal year 2004 was $542,457. As of September 30, 2004, $41,729 remained outstanding. Mr. Frankola’s service as the Company’s Chief Financial Officer commenced on December 3, 2001. Accordingly, the entire principal amount and accrued interest was forgiven on December 3, 2004.

The Company entered into an agreement with Kevin S. Costello, its Executive Vice President and Chief Commercial Officer, in April 2002 which provides for two unsecured loans from the Company to Mr. Costello, the first in the amount of $600,000 at an annual interest rate of 3.21% and the second in the amount of $400,000 at an annual interest rate of 3.18%. The principal amounts of the loans and accrued interest immediately become payable in full if Mr. Costello’s employment with the Company terminates. The agreement provides that the principal amounts and all accrued interest will be forgiven in full if the Company is subject to a change in control or if Mr. Costello resigns from the Company within 12 months after (a) the Company, over his written objection, has required him to report to anyone other than the Company’s Chief Executive Officer, (b) the Company has reduced his base salary below his starting salary, or (c) the Company, over his written objection, has required that he relocate his principal place of employment more than 50 miles from the location where he commenced his employment. Further, the agreement provides that one-third of the principal amounts and all accrued interest will be forgiven upon Mr. Costello’s completion of 12 months of continuous full-time service with the Company, and that the balances will be forgiven in equal monthly installments over the following 24 months of continuous full-time service with the Company. The largest aggregate amounts of the loans outstanding during fiscal year 2004 were $333,779 and $211,486 respectively. As of September 30, 2004, $134,938 and $89,949 remained outstanding, respectively. Mr. Costello’s service with the Company commenced on May 21, 2002. Accordingly, the entire principal amount and accrued interest will have been forgiven on May 21, 2005, assuming Mr. Costello continues in service through that date.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2003 and 2004, and fees billed for other services rendered by KPMG LLP.

	2003	2004
Audit fees	$598,730	$1,308,378
Restatement fees(1)	314,990	—

Total audit fees	913,720	1,536,378
Audit related fees(2)	219,208	370,500

Audit and audit related fees	1,132,928	1,678,878
Tax fees(3)	666,207	546,392
All other fees(4)	13,582	—

Total fees	$1,812,717	$2,225,270

(1)	Restatement fees consisted of services provided in connection with the restatement of the Company’s consolidated financial statements, as described in Part I, Item 1 of the Company’s Amendment No. 3 to Form 10-K/A filed May 13, 2004. Restatement fees for 2003 are for services performed subsequent to May 13, 2003.
(2)	Audit related fees consisted of Webtrust certification and due diligence services.
(3)	Tax fees consisted of fees for tax consultation and tax compliance services.
(4)	All other fees principally consisted of fees for international office registration services.

The non-audit services provided by KPMG are permissible non-audit services within the meaning of Section 10A(g) of the Securities Exchange Act of 1934.

Section 10A(i)(1) of the Exchange Act requires that all audit and non-audit services to be performed by the Company’s principal accountants be approved in the advance by the Audit Committee of the Board of Directors, subject to certain exceptions relating to non-audit services accounting for less than five percent of the total fees paid to its principal accountants which are subsequently ratified by the Audit Committee (the “De Minimis Exception”). Pursuant to Section 10A(i)(1) of the Exchange Act, the Audit Committee has established procedures by which it pre-approves such services at each regularly scheduled meeting. In addition, pursuant to Section 10A(i)(3) of the Exchange Act, the Audit Committee has established procedures by which the Chairperson of the Audit Committee may pre-approve such services provided the Chairperson reports the details of the services to the full Audit Committee at its next regularly scheduled meeting. None of the non-audit services described above were performed pursuant to the De Minimis Exception during the periods in which the pre-approval requirement has been in effect.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, who is duly authorized, in the City of Sunnyvale, State of California on this 28th day of January, 2005.

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
James W. Frankola Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ROBERT M. CALDERONI Robert M. Calderoni	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	January 28, 2005

/S/ JAMES W. FRANKOLA James W. Frankola	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 28, 2005

* David H. McCormick	President and a Director	January 28, 2005

* Thomas Monahan	Director	January 28, 2005

* Robert E. Knowling, Jr.	Director	January 28, 2005

Signature	Title	Date

* Richard Kashnow	Director	January 28, 2005

* Richard F. Wallman	Director	January 28, 2005

* Karl E. Newkirk	Director	January 28, 2005

*By:	/S/ JAMES W. FRANKOLA
(James W. Frankola, Attorney-in-Fact)

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.