Form 10-Q
period 2004-12-31
ARIBA INC
filed 2005-02-09
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2005 was 66,066,494.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands)

	December 31, 2004	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$82,466	$74,031
Short-term investments	47,219	37,227
Restricted cash	1,248	45,623
Accounts receivable, net of allowance for doubtful accounts of $3,552 and $3,933 as of December 31, 2004 and September 30, 2004, respectively	54,904	48,071
Prepaid expenses and other current assets	7,301	10,795

Total current assets	193,138	215,747

Property and equipment, net	21,747	21,909

Long-term investments	29,439	29,676
Restricted cash, less current portion	32,692	26,862
Goodwill	575,820	574,679
Other intangible assets, net	56,976	62,249
Other assets	2,557	2,767

Total assets	$912,369	$933,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,675	$15,433
Accrued compensation and related liabilities	29,320	31,171
Accrued liabilities	27,652	69,570
Litigation liability	37,000	—
Restructuring obligations	18,468	16,825
Deferred revenue	43,260	49,664
Deferred income—Softbank	12,878	—

Total current liabilities	185,253	182,663
Deferred rent obligations	21,590	21,406
Restructuring obligations, less current portion	45,812	41,042
Deferred revenue, less current portion	21,707	22,858
Deferred income—Softbank, less current portion	24,075	—

Total liabilities	298,437	267,969

Minority interests	874	19,547

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock	131	125
Additional paid-in capital	4,989,610	4,963,002
Deferred stock-based compensation	(23,166)	(5,959)
Accumulated other comprehensive income	5,664	1,634
Accumulated deficit	(4,359,181)	(4,312,429)

Total stockholders’ equity	613,058	646,373

Total liabilities and stockholders’ equity	$912,369	$933,889

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended December 31,
	2004	2003
Revenues:
License	$17,122	$16,802
License—Softbank (Note 9)	—	1,874
Subscription and maintenance	30,503	21,044
Subscription and maintenance—Softbank (Note 9)	925	1,023
Services and other	38,379	11,988

Total revenues	86,929	52,731

Cost of revenues:
License	694	1,367
Subscription and maintenance	6,595	5,384
Services and other	29,768	10,161
Amortization of acquired technology and customer intangible assets	4,700	—

Total cost of revenues	41,757	16,912

Gross profit	45,172	35,819

Operating expenses:
Sales and marketing	24,673	13,555
Research and development	13,043	12,277
General and administrative	8,614	4,543
Amortization of other intangible assets	185	—
Stock-based compensation (1)	4,378	30
Restructuring and integration	1,817	—
Litigation provision	37,000	—

Total operating expenses	89,710	30,405

(Loss) income from operations	(44,538)	5,414
Interest and other income, net	2,615	818

Net (loss) income before income taxes and minority interests	(41,923)	6,232
Provision (benefit) for income taxes	4,813	(272)
Minority interests in net income of consolidated subsidiaries	16	413

Net (loss) income	$(46,752)	$6,091

Net (loss) income per share—basic (2)	$(0.75)	$0.14
Weighted average shares—basic (2)	62,707	45,000
Net (loss) income per share—diluted (2)	$(0.75)	$0.13
Weighted average shares—diluted (2)	62,707	46,280

(1)	For the three months ended December 31, 2004 and 2003, stock-based compensation expense (benefit), net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Three Months Ended December 31,
	2004	2003
Cost of revenues	$1,153	$39
Sales and marketing	2,113	(20)
Research and development	445	1
General and administrative	667	10

Total	$4,378	$30

(2)	Reflects the one-for-six reverse split of the Company’s outstanding common stock effected July 1, 2004.

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended December 31,
	2004	2003
Operating activities:
Net (loss) income	$(46,752)	$6,091
Adjustments to reconcile net (loss) income to net cash from operating activities:
Provisions for (recovery of) doubtful accounts	500	(190)
Depreciation	2,403	1,701
Amortization of intangible assets	5,471	—
Stock-based compensation	4,378	30
Minority interests in net income of consolidated subsidiaries	16	413
Changes in operating assets and liabilities:
Accounts receivable	(7,358)	(1,509)
Prepaid expenses and other assets	3,702	(352)
Accounts payable	1,242	(474)
Accrued compensation and related liabilities	(2,243)	(1,222)
Accrued liabilities	(5,176)	27,675
Restructuring obligations	6,413	(3,884)
Deferred revenue	(5,498)	(9,890)
Deferred income—Softbank	20,000	—

Net cash from operating activities	(22,902)	18,389

Investing activities:
Purchases of property and equipment	(2,285)	(471)
Sales of investments, net of purchases	(9,965)	7,975
Acquisition of minority interest	(3,500)	—
Allocation from (to) restricted cash, net	38,545	(25,791)

Net cash from investing activities	22,795	(18,287)

Financing activities:
Proceeds from issuance of common stock	5,029	410

Net cash from financing activities	5,029	410

Effect of foreign exchange rate changes on cash and cash equivalents	3,513	1,711

Net change in cash and cash equivalents	8,435	2,223
Cash and cash equivalents at beginning of period	74,031	70,819

Cash and cash equivalents at end of period	$82,466	$73,042

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company”), provides spend management solutions that allow enterprises to efficiently manage the purchasing of non-payroll goods and services required to run their business. The Company refers to these non-payroll expenses as “spend.” The Company’s solutions include software applications, professional services and network access. They are designed to provide enterprises with technology and business process improvements to better manage their corporate spend and, in turn, save money. The Company’s software applications and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and settlement activities. These goods and services include commodities, raw materials, operating resources, services, temporary labor, travel and equipment.

The Company was incorporated in Delaware in September 1996 and from that date through March 1997 was in the development stage, conducting research and developing its initial products. In March 1997, the Company began selling its products and related services, and currently markets them globally through its direct sales force and indirect sales channels.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2005. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 filed on December 14, 2004 with the Securities and Exchange Commission (“SEC”), as amended on January 28, 2005.

Reclassifications

As a result of the merger with FreeMarkets, Inc. (“FreeMarkets”) on July 1, 2004, the Company re-aligned its business model. Accordingly, the Company has made certain reclassifications to prior year amounts to conform to the current year presentation, none of which affected net (loss) income or net (loss) income per share. Specifically, the Company has reclassified its revenues and cost of revenues into license, subscription and maintenance and services and other. In addition, the Company reclassified non-chargeable time of consultants previously recorded in sales and marketing expenses to cost of revenues to conform to FreeMarkets’ prior classification. The following table reflects the effect of these reclassifications for the three months ended December 31, 2003 (in thousands):

	Three Months Ended December 31, 2003
	As Previously Reported	As Reclassified
Cost of revenues	$12,928	$16,912
Sales and marketing	$17,539	$13,555

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company also reclassified deferred rent obligations on its headquarters in California from current to long-term liabilities in the amount of $18.0 million as of September 30, 2004, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the period. Actual results could differ from those estimates. For example, actual sublease income might deviate from the assumptions used to calculate the Company’s accrual for lease abandonment costs and litigation settlement amounts may differ from estimated amounts. Actual experience in the collection of accounts receivable considered doubtful may differ from estimates used to develop allowances due to changes in the financial condition of customers or the outcomes of collection efforts.

Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and trade accounts receivable. The Company maintains its cash and investments with high quality financial institutions and limits its investment in individual securities based on the type and credit quality of each such security. As it relates to trade accounts receivable, the Company performs ongoing credit evaluations of its customers, and generally does not require collateral on accounts receivable. The Company also maintains allowances for potential credit losses.

No customer accounted for more than 10% of total revenues for the three months ended December 31, 2004 and 2003. In addition, no customer accounted for more than 10% of net accounts receivable as of December 31, 2004. Visteon accounted for 12% of net accounts receivable as of September 30, 2004, the Company’s most recent fiscal year end.

Adoption of Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. SFAS No. 123R is effective beginning in the Company’s fourth quarter of fiscal year 2005. The adoption of SFAS No. 123R will have a material impact on the Company’s consolidated financial position and results of operations. The pro forma impact of the adoption of SFAS No. 123R is included later in this Note.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in the Company’s third quarter of fiscal year 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenue Recognition

Substantially all of the Company’s revenues are derived from three sources: (i) licensing software; (ii) providing hosted software solutions, technical support and product updates, otherwise known as subscription and maintenance; and (iii) providing services, including implementation services, consulting services, managed services, training, education, premium support and other miscellaneous items. The Company’s standard end user license agreement provides for an initial fee for use of the Company’s software under either a perpetual license or a time-based license based on the number of users. The Company licenses its software in multiple element arrangements in which the customer typically purchases a combination of some or all of the following: (i) software products, either on a standalone or hosted basis, (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and product updates typically over a period of one year, and (iii) a services arrangement, on either a fixed fee for access to specific services over time or a time and materials basis.

The Company licenses its products through its direct sales force and indirectly through resellers. The license agreements for the Company’s products generally do not provide for a right of return, and historically product returns have not been significant. The Company does not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. The Company generally recognizes revenue on sales to resellers upon sell-through to the end-user. Collectibility of receivables is assessed based on the reseller’s ability to pay. Commissions or fees paid to partners under co-sale arrangements are included as cost of license revenues at the time of sale, when the liability is incurred and is reasonably estimable. Access to the Ariba Supplier Network is available to Ariba customers as part of their maintenance agreements for certain products.

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, Staff Accounting Bulletin (SAB) 104 and Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; services are not considered essential; the fee is fixed or determinable; and collectibility is probable. Payment terms are considered extended when greater than 20% of an arrangement fee is due beyond twelve months from delivery. In these scenarios, fees are not “fixed or determinable”, and therefore revenue is recognized when fees are due and payable. In arrangements where at least 80% of license fees are due within one year or less from delivery, the entire arrangement fee is considered fixed or determinable and revenue is recognized when the remaining basic revenue recognition criteria are met. If collectibility is not considered probable at the inception of the arrangement, the Company does not recognize revenue until the fee is collected.

The Company allocates and recognizes revenue on contracts that include software using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement. The Company defers revenue for the fair value of its undelivered elements (e.g., subscription and maintenance and services) and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements (i.e., software product) when the basic criteria in SOP 97-2 have been met. Where the contract does not include software, the Company allocates revenue to each element in a multiple element arrangement based on its respective fair value. The Company’s determination of the fair value of each element in a multiple element arrangement involving software is based on vendor-specific objective evidence (VSOE), which is limited to the price when sold separately. For all other transactions not involving software, fair value is determined using the price when sold separately or other methods allowable under EITF 00-21.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year). Revenue from hosting and sourcing solutions services is recognized ratably over the term of the arrangement as the access is provided over the related contract period. Revenue allocated to software implementation, process improvement, training and other services is recognized as the services are performed. The proportion of total revenue from new license arrangements that is recognized upon delivery may vary from quarter to quarter depending upon the relative mix of types of licensing arrangements and the availability of VSOE of fair value for undelivered elements.

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

Arrangements that include consulting services, such as system implementation and process improvement, are evaluated to determine whether the services are essential to the functionality of the software products. When services are not considered essential, the revenue allocable to the services is recognized separately from the software, provided VSOE of fair value exists. If the Company provides consulting services that are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized under contract accounting in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues from these arrangements are recognized under the percentage of completion method based on the ratio of direct labor hours incurred to date to total projected labor hours, except in limited circumstances where completion status cannot be reasonably estimated, in which case the completed contract method is used.

The Company’s customers include certain suppliers from whom, on occasion, the Company has purchased goods or services for the Company’s operations at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated at terms the Company considers to be arm’s-length. To the extent that the fair value of either the software sold or the goods or services purchased in concurrent transactions cannot be reliably determined, revenues and cost of the goods or services acquired are recorded at the net cash received or paid. Revenues for the three months ended December 31, 2004 and 2003 were not affected by such transactions.

Equity instruments received in conjunction with licensing transactions are recorded at their estimated fair market value and included in the measurement of the related license revenue in accordance with EITF 00-8, Accounting by a Grantee for an Equity Investment to Be Received in Conjunction with Providing Goods and Services. For the three months ended December 31, 2004 and 2003, the Company recorded revenue of $399,000 based on equity instruments received in such transactions. These transactions were originated in fiscal year 2000.

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

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock-Based Compensation

The Company issues stock options to its employees and outside directors, as well as provides employees the right to purchase common stock pursuant to various stock options and employee stock purchase programs. The Company accounts for stock-based compensation under the intrinsic value method of accounting as defined by APB Opinion No. 25, Accounting for Stock Issued to Employees and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25. The Company applies the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Deferred stock-based compensation is included as a component of stockholders’ equity and is amortized by charges to operations over the vesting period of the options and restricted stock. For pro forma disclosures, the estimated fair value of the options is amortized using the accelerated expense attribution method over the vesting period, and the estimated fair value of the stock purchases is amortized over the six-month purchase period. This method is consistent with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The following table illustrates the effect on net (loss) income and net (loss) income per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting (in thousands, except per share amounts):

	Three Months Ended December 31,
	2004	2003
Net (loss) income, as reported	$(46,752)	$6,091
Add back stock-based compensation expense included in reported net (loss) income	4,378	30
Less stock-based compensation expense for restricted stock	(3,700)	41
Less stock-based compensation expense for options determined under fair value based method	(9,837)	(7,156)

Pro forma net loss	$(55,911)	$(994)

Reported basic net (loss) income per share	$(0.75)	$0.14
Reported diluted net (loss) income per share	$(0.75)	$0.13
Pro forma basic and diluted net loss per share	$(0.89)	$(0.02)

The Company estimates the fair value of options using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of several assumptions, including the expected stock price volatility. The Company’s options have characteristics significantly different from those of traded options, and changes in the input assumptions can materially affect the fair value estimates. The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended December 31,
Employee and Director Stock Options:	2004	2003
Risk-free interest rate	3.25%	2.18%
Expected lives (years)	3.2	2.5
Dividend yield	0%	0%
Expected volatility	96%	103%

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended December 31,
Employee Stock Purchase Plan:	2004	2003
Risk-free interest rate	2.50%	1.01%
Expected lives (years)	0.5	0.5
Dividend yield	0%	0%
Expected volatility	64%	104%

Note 2—Business Combination

FreeMarkets Merger

On July 1, 2004, the Company completed its merger with FreeMarkets, a publicly held company headquartered in Pittsburgh, Pennsylvania, for a total purchase price of $549.5 million. The merger was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The purchase price allocation related to the FreeMarkets merger was final as of September 30, 2004, except for the resolution of certain tax related pre-acquisition contingencies that may result in an adjustment to goodwill in the future period the contingency is resolved.

Since July 1, 2004, the results of operations of FreeMarkets have been included in the Company’s consolidated statements of operations. The following unaudited pro forma financial information is presented to reflect the results of operations for the three months ended December 31, 2003 as if the merger with FreeMarkets had occurred on October 1, 2003. The pro forma financial information includes $6.2 million of nonrecurring charges incurred by FreeMarkets for the three months ended December 31, 2003.

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the merger actually taken place on October 1, 2003, and may not be indicative of future operating results (in thousands, except per share amounts):

Three Months Ended December 31, 2003
Total net revenues	$86,272
Net loss	$(2,487)
Net loss per share—basic and diluted	$(0.04)
Weighted average shares—basic and diluted	61,795

Note 3—Goodwill and Other Intangible Assets

For the three months ended December 31, 2004, foreign currency translation resulted in a $1.2 million increase in the goodwill related to the January 2003 acquisition of Goodex AG, a foreign-based entity. Although no goodwill impairment was recorded during the three months ended December 31, 2004 and 2003, there can be no assurance that future goodwill impairments will not occur.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Identifiable intangible assets as of December 31, 2004 (and their related useful lives) consist of the following (in thousands):

Identified Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Statements of Operations Classification
Existing software technology (18 months)	$10,400	$(2,990)	$7,410	Cost of revenue
Order backlog (6 months)	100	(100)	—	Operating expense
Visteon contract and related customer relationship (4 years)	3,206	(401)	2,805	Cost of revenue
Excess fair value of Visteon in-place contract over current fair value (10 months)	1,894	(1,132)	762	Revenue
Other contracts and related customer relationships (3-4 years)	51,081	(6,688)	44,393	Cost of revenue and operating expense
Trademarks (5 years)	1,800	(194)	1,606	Operating expense

	$68,481	$(11,505)	$56,976

Amortization of other intangible assets for the three months ended December 31, 2004 and 2003 totaled $5.5 million and zero, respectively. Of the total amortization in the three months ended December 31, 2004, amortization of $568,000 related to the excess fair value of the Visteon in-place contract over current fair value was recorded as a reduction of revenues. Amortization of $4.7 million related to the Visteon contract and related customer relationship, other contracts and related customer relationships and existing software technology was recorded as cost of revenues. Amortization of $185,000 related to trademarks and other contracts and related customer relationships was recorded as operating expense.

Note 4—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in 2001 and ends in January 2013. The Company occupies 191,200 square feet in this facility, and currently subleases two and one-half buildings totaling 442,600 square feet to third parties. These subleases expire between July 2007 and August 2008. The remaining 82,200 square feet is available for sublease. Minimum monthly lease payments are $2.8 million and escalate annually, with the total future minimum lease payments amounting to $317.1 million over the remaining lease term. As part of this lease agreement, the Company is required to hold certificates of deposit, totaling $31.3 million as of December 31, 2004, as a form of security through fiscal year 2013. Also, the Company is required by other lease agreements to hold an additional $2.6 million of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $33.9 million is classified as restricted cash on the Company’s condensed consolidated balance sheet as of December 31, 2004.

The Company also occupies 108,900 square feet of office space in Pittsburgh, Pennsylvania under a lease covering 182,000 square feet that expires in May 2010. The remaining 73,100 square feet is available for sublease. This location consists principally of the Company’s services organization and administrative activities.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company leases certain equipment, software and its facilities under various noncancelable operating and immaterial capital leases with various expiration dates through 2013. Gross operating rental expense was $13.0 million and $12.4 million for the three months ended December 31, 2004 and 2003, respectively. This expense was reduced by sublease income of $4.4 million and $7.2 million for the three months ended December 31, 2004 and 2003, respectively.

The following table summarizes future minimum lease payments and sublease income under noncancelable operating leases as of December 31, 2004 (in thousands):

Year Ending December 31,	Lease Payments	Contractual Sublease Income
2005	$49,163	$18,177
2006	47,043	18,474
2007	43,343	11,854
2008	44,317	3,134
2009	45,350	—
Thereafter	134,227	—

Total	$363,443	$51,639

Of the total operating lease commitments noted above, $119.2 million is for occupied properties and $244.2 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring and Lease Abandonment Costs

The Company recorded a charge to operations of $1.8 million during the three months ended December 31, 2004 for restructuring and integration costs in connection with the merger with FreeMarkets in order to improve its post-merger competitiveness, productivity and future operating results. These charges primarily relate to severance and related benefits for terminated employees and legal and consulting fees. In addition, the Company assumed FreeMarkets’ restructuring obligations on July 1, 2004.

In fiscal years 2002 and 2001, the Company carried out a restructuring program to align its expense and revenue levels. As part of these programs, the Company restructured its operations, which included a reduction in its global workforce and the consolidation of excess facilities.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table details accrued restructuring obligations and related restructuring activity through December 31, 2004 (in thousands):

	Severance and benefits	Lease abandonment costs	Leasehold impairments	Other integration costs	Total restructuring and integration costs
Accrued restructuring obligations as of September 30, 2003	$67	$47,809	$—	$—	$47,876
Cash paid	(5,153)	(11,696)	—	(2,560)	(19,409)
Total charge to operating expense	3,402	7,710	2,885	2,806	16,803
Asset impairment applied to asset balances	—	—	(2,885)	—	(2,885)
Restructuring obligation assumed under purchase acquisition	4,813	10,669	—	—	15,482

Accrued restructuring obligations as of September 30, 2004	3,129	54,492	—	246	57,867
Cash paid	(1,681)	(5,235)	—	(875)	(7,791)
Total charge to operating expense	1,188	—	—	629	1,817
Sublease early payment from tenant	—	12,387	—	—	12,387

Accrued restructuring obligations as of December 31, 2004	$2,636	$61,644	$—	$—	64,280

Less: current portion					18,468

Accrued restructuring obligations, less current portion					$45,812

Severance and Benefits Costs

Severance and benefits primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for sales and marketing, engineering and general and administrative personnel. During the three months ended December 31, 2004, an additional $1.2 million of severance and benefits were recorded due to the continued reduction of its workforce as a result of the merger with FreeMarkets.

Lease Abandonment Costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Mountain View and Sunnyvale, California and Pittsburgh, Pennsylvania. Total lease abandonment costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. As of December 31, 2004, $61.6 million of lease abandonment costs remains accrued and is expected to be paid by fiscal year 2013.

The Company’s lease abandonment accrual is net of $168.3 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $51.6 million as of December 31, 2004, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at December 31, 2004, particularly if actual sublease income is

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the Company’s Sunnyvale, California headquarters and its other principal office in Pittsburgh, Pennsylvania as of December 31, 2004 by $8.0 million.

Other Integration Costs

Other integration costs for the three months ended December 31, 2004 totaled $629,000, and consists primarily of legal and consulting fees incurred in connection with integration activity related to the Company’s merger with FreeMarkets.

Other Arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no off-balance sheet arrangements or transactions with unconsolidated limited-purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of December 31, 2004.

Litigation

IPO Class Action Litigation

Between March 20, 2001 and June 5, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, certain of its former officers and directors (the “Ariba Individual Defendants”) and three of the underwriters of its initial public offering (the “Ariba IPO”). These actions purport to be brought on behalf of purchasers of the Company’s common stock in the period from June 23, 1999, the date of the Ariba IPO, to December 23, 1999 (in some cases, to December 5 or 6, 2000), and make certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, relating to the Ariba IPO. In addition, since July 31, 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against FreeMarkets, certain of its officers and directors (the “FreeMarkets Individual Defendants”; together with the Ariba Individual Defendants, the “Individual Defendants”) and the underwriters of FreeMarkets’ initial public offering (the “FreeMarkets IPO”). These actions purport to be brought on behalf of purchasers of FreeMarkets’ common stock in the period from December 9, 1999, the date of the FreeMarkets’ IPO, to December 6, 2000 (in some cases, to July 30, 2001), and make claims relating to the FreeMarkets IPO similar to the claims made in the Ariba IPO actions.

On June 26, 2001, the Ariba IPO actions were consolidated into a single action bearing the title In re Ariba, Inc. Securities Litigation, 01 CIV 2359. Similarly, the FreeMarkets IPO actions were consolidated into a single action bearing the title Steffey v. FreeMarkets, Inc. et al., 01 CIV 7039. On August 9, 2001, those consolidated actions were further consolidated (for pretrial purposes), with cases brought against additional issuers (who numbered in excess of 300) and their underwriters that made similar allegations regarding the IPOs of those issuers. On February 14, 2002, the parties signed and filed a stipulation dismissing the consolidated action without prejudice against the Company, FreeMarkets and certain Individual Defendants, which the Court approved and entered as an order on March 1, 2002. On April 19, 2002, the plaintiffs filed an amended complaint in which they dropped their claims against the Company, FreeMarkets and all of the Individual Defendants under

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Sections 11 and 15 of the Securities Act, but elected to proceed with their claims against such defendants under Sections 10(b) and 20(a) of the Exchange Act.

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

On July 15, 2002, Ariba, FreeMarkets and the Individual Defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. On or around November 18, 2002, during the pendency of the motion to dismiss, the Court entered as an order a stipulation by which all of the Individual Defendants were dismissed from the case without prejudice in return for executing a tolling agreement. On February 19, 2003, the Court rendered its decision on the motion to dismiss, granting a dismissal of the remaining Section 10(b) claims against the Company and FreeMarkets without prejudice. Plaintiffs have indicated that they intend to file an amended complaint.

On June 24, 2003, a special litigation committee of the Company’s Board of Directors approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that it might have against its underwriters. No payment to the plaintiffs by the Company was required under the MOU. On June 25, 2003, a special litigation committee of the FreeMarkets Board of Directors approved a substantively identical MOU with respect to FreeMarkets. After further negotiations, the essential terms of the MOUs were formalized in a Stipulation and Agreement of Settlement, which has been executed on the Company’s and FreeMarkets’ behalf and on behalf of the respective Individual Defendants. The settling parties filed formal motions seeking preliminary approval of the proposed settlement on June 25, 2004. The underwriter defendants, who are not parties to the proposed settlement, filed a brief objecting to the settlement’s terms on July 14, 2004. The Court has not made a determination with respect to preliminary approval, and has had continued discussions with the parties regarding specific terms of the settlement.

In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs and underwriters. Neither the Company nor FreeMarkets is a focus case. The Court issued an order and opinion on October 13, 2004 certifying classes in each of the six focus cases. The underwriters have sought review of that opinion.

There can be no assurance that the proposed settlement will be approved by the Court. In the event that the settlement is not approved by the Court, the Company intends to vigorously defend against these claims. As of December 31, 2004, no amount is accrued as a loss is not probable or estimable.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

On July 11, 2003, the Court entered two orders that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Securities Litigation, Case No. C-03-00277 JF, (2) appointed a lead plaintiff, and (3) approved the lead plaintiff’s selection of counsel. On September 15, 2003, the lead plaintiff filed a Consolidated Amended Complaint, which restated the allegations and claims described above and added a claim pursuant to Section 14(a) of the Exchange Act, based on the allegation that the Company failed to disclose certain payments and executive compensation items in its January 24, 2002 Proxy Statement. Prior to the hearing on defendants’ motion to dismiss the consolidated complaint, the parties stipulated that plaintiff would withdraw its complaint and file a further amended complaint by April 16, 2004. Plaintiffs’ allegations of wrongdoing in this further amended complaint are limited to the Company’s alleged failure to disclose certain payments and executive compensation items. Defendants’ motion to dismiss plaintiff’s further amended complaint was filed on June 18, 2004. A hearing on the motion took place on October 29, 2004, and the motion is now under submission. As of December 31, 2004, no amount is accrued as a loss is not probable or estimable.

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

On May 7, 2003, the Court issued an order that (1) consolidated the cases for all purposes into a single action captioned In re Ariba, Inc. Shareholder Derivative Litigation, Lead Case No. CV 814325, and (2) appointed lead counsel. Plaintiffs filed an Amended Consolidated Derivative Complaint on May 28, 2003. The consolidated complaint restated the allegations, causes of action and relief sought as pleaded in the original complaints, and added allegations relating to the Company’s April 10, 2003 announcement of the restatement of certain financial statements and also added a cause of action for breach of contract. On October 28, 2003, the Company filed a demurrer, joined by the individual defendants, seeking dismissal of the action for failure to comply with applicable pre-litigation demand requirements. On January 6, 2004, the Court granted the Company a demurrer and gave plaintiffs leave to file an amended complaint. After limited demand discovery, plaintiffs

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

filed a Second Amended Consolidated Derivative Complaint on September 10, 2004. The Company’s demurrer to the second amended complaint (brought on the same grounds as its first demurrer) was filed on November 5, 2004. A hearing on the demurrer is scheduled for March 15, 2005.

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

On June 23, 2003, the Court issued an order that (1) consolidated the two derivative cases for all purposes into a single action captioned In re Ariba, Inc. Derivative Litigation, Case No. C-03-02172 JF, and (2) appointed lead counsel. Plaintiffs filed an Amended Consolidated Derivative Complaint on June 26, 2003. On September 18, 2003, defendants filed a motion to dismiss or stay the action pending resolution of the parallel state court derivative litigation. Following a hearing, the Court issued a ruling on November 13, 2003 denying the motion but granting defendants’ alternative request for a stay of the action in light of the related securities class action litigation. Accordingly, this action is now stayed until the Court has determined the viability of the federal securities claim in the related action. As of December 31, 2004, no amount is accrued as a loss is not probable or estimable.

Litigating existing and potential securities class actions and shareholder derivative actions relating to the restatement of the Company’s consolidated financial statements will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses were ultimately unsuccessful in these actions, or if it is unable to achieve a favorable settlement, the Company could be liable for large damages awards that could seriously harm its business, results of operations and financial condition.

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

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Corporation Law. Plaintiff seeks disgorgement of benefits by the individual defendants, as well as monetary and rescissory damages from all of the defendants, jointly and severally.

The defendants’ Motion to Dismiss the complaint was submitted to the Delaware Chancery Court on February 4, 2005, and full briefing is expected to be completed within the next 60 days. As of December 31, 2004, no amount is accrued as a loss is not probable or estimable.

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

Patent Infringement Litigation

On May 26, 2004, a patent infringement action was filed against the Company in the United States District Court for the Eastern District of Virginia by ePlus, Inc., alleging that three of the Company’s products, Ariba Buyer, Ariba Marketplace and Ariba Category Procurement, infringe 79 claims in three U.S. patents owned by ePlus.

The Court bifurcated the trial into two phases, the first to determine the validity of the patents and whether the Company’s products infringed those patents, and the second to try damages-related issues. The Court limited the initial phase to focus on eight of the 79 claims at issue in the case.

The first phase of the trial began on January 24, 2005. On February 7, 2005, the jury in the case declined to invalidate the three patents at issue and found that the Company infringed certain claims contained in the three patents. The Company expects the damages-related phase to begin shortly. In addition, the Court has left open the possibility of a subsequent trial on the remaining 71 claims.

The Company believes that the findings of the jury in the first phase of the trial are erroneous and intends to pursue an appeal of the verdicts. Furthermore, the Company disputes that it is liable for any damages and disputes plaintiff’s calculation as to the amount of damages.

However, given the findings of the jury, it is likely that the Company will be found liable by this same jury for damages for past infringement. Plaintiff claims royalty damages of $76.0 million to $98.0 million. Based on the jury’s finding of willful infringement, the Court has the discretion to enhance any award up to three times the

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

jury’s award of damages. Also, given these findings, it is likely that the Court will enter an injunction prohibiting the Company from further infringement and prohibiting any conduct that induces infringement in the Company’s customer base.

The Company cannot predict the outcome of the litigation. Among other things, the outcome of the litigation will depend on the results of the damages phase of the trial, whether the Company is successful in post-trial motions with the Court, whether its appeal will be successful, and whether it will be successful in obtaining a stay of any injunction pending appeal or in modifying the products at issue so that they do not infringe the plaintiff’s patents.

There is a significant risk that the litigation will have a material adverse effect on the Company’s business, consolidated financial position, results of operations and cash flows. Although the Company has recorded a $37.0 million litigation provision in the three month period ended December 31, 2004, there can be no assurance that this amount is sufficient for any actual losses that may be incurred as a result of this litigation.

General

In addition, the Company has been or is subject to various claims and legal actions arising in the ordinary course of business. The Company has accrued for estimable and probable losses in its consolidated financial statements for those matters where it believes that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. There can be no assurance that existing or future litigation arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows, or that the amount of accrued losses is sufficient for any actual losses that may be incurred.

Indemnification

The Company sells software licenses and services to its customers under contracts that the Company refers to as Software License and Service Agreements (“SLSA”). Each SLSA contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that may be incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright, trade secret, trademark or other proprietary right of a third party. The SLSA generally limits the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain product usage limitations and geography-based scope limitations, and a right to replace an infringing product or modify it to make it non-infringing. If the Company cannot address the infringement by replacing the product or services, or modifying the product or services, the Company is allowed to cancel the license or services and return the fees paid by the customer. The Company also requires its employees to sign a proprietary information and inventions assignment agreement, which assigns the rights in its employees’ development work to the Company.

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of December 31, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 5—Minority Interests in Subsidiaries

As of December 31, 2004 and 2003, minority interests of $874,000 and $19.5 million, respectively, are recorded on the condensed consolidated balance sheets in order to reflect the share of the net assets of Nihon Ariba K.K. (“Nihon Ariba”) and Ariba Korea Ltd. (“Ariba Korea”) held by minority investors. In addition, the Company increased consolidated net loss by $16,000 and reduced consolidated net income by $413,000 for the three months ended December 31, 2004 and 2003, respectively, representing the minority interests’ share of net income of these majority-owned subsidiaries.

In October 2004, the Company purchased the 41% interest in Nihon Ariba and the 42% interest in Ariba Korea held by Softbank for $3.5 million. These transactions resulted in an $18.8 million reduction to minority interests during the three months ended December 31, 2004. See Note 9 to the Condensed Consolidated Financial Statements for a discussion of the Softbank settlement agreement.

Note 6—Stockholders’ Equity

Reverse Stock Split

On July 1, 2004, the Company effected a one-for-six reverse split of its outstanding common stock. The information contained herein gives retroactive effect to the reverse stock split for all periods presented.

Common Stock Repurchase Program

In October 2002, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of its common stock. In July 2004, the Board of Directors approved an extension of this stock repurchase program. Under the extended program, the Company may repurchase up to $50.0 million of its common stock from time to time, expiring after eighteen months, in compliance with the SEC’s regulations and other legal requirements and subject to market conditions and other factors. Stock purchases under the common stock repurchase program may be made periodically in the open market based on market conditions. During the year ended September 30, 2004, the Company repurchased and retired 806,000 shares of common stock at an average price of $7.97 per share for a total of $6.4 million. There were no shares of common stock repurchased during the three months ended December 31, 2004.

Deferred Stock-Based Compensation

During fiscal year 2004 and the three months ended December 31, 2004, the Company granted 365,000 and 2.1 million shares, respectively, of restricted common stock to executive officers and certain employees. Net deferred stock-based compensation of $5.8 million was recorded during fiscal year 2004 and $21.8 million was recorded during the three months ended December 31, 2004. These amounts will be amortized in accordance with FASB Interpretation No. 28 over the vesting periods of the individual restricted common stock grants, which are between eighteen months to five years. During the three months ended December 31, 2004 and 2003, the Company recorded $4.4 million and $30,000 of stock-based compensation expense, respectively. As of December 31, 2004, the Company had an aggregate of $23.2 million of deferred stock-based compensation remaining to be amortized.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock-Based Compensation Plans

A summary of the activity related to the Company’s stock options is presented below:

	Three Months Ended December 31, 2004
	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	13,103,476	$20.03
Granted	1,119,248	$10.72
Exercised	(934,288)	$5.55
Forfeited	(1,173,188)	$28.74

Outstanding at end of period	12,115,248	$19.90

Exercisable at end of period	6,805,634	$23.65

The following table summarizes information about stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.01—$ 10.43	2,639,697	7.7	$7.69	890,870	$4.73
$10.44—$ 16.56	2,517,841	8.6	$12.65	827,631	$13.18
$16.57—$ 18.00	2,653,747	7.5	$17.33	1,929,299	$17.56
$18.01—$ 25.80	2,716,513	7.5	$22.21	1,726,230	$22.88
$25.81—$733.50	1,587,450	5.9	$52.03	1,431,604	$50.60

$ 0.01—$733.50	12,115,248	7.6	$19.90	6,805,634	$23.65

Comprehensive (Loss) Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive (loss) income for the three months ended December 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended December 31,
	2004	2003
Net (loss) income	$(46,752)	$6,091
Unrealized loss on securities	(210)	(490)
Foreign currency translation adjustments	4,609	701
Equity hedge losses	(369)	—

Comprehensive (loss) income	$(42,722)	$6,302

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive income as of December 31, 2004 and September 30, 2004 are as follows (in thousands):

	December 31, 2004	September 30, 2004
Unrealized loss on securities	$(569)	$(359)
Foreign currency translation adjustments	6,602	1,993
Equity hedge losses	(369)	—

Accumulated other comprehensive income	$5,664	$1,634

The Company has gross unrealized losses on securities as of December 31, 2004 comprised of $569,000 in United States Treasury obligations, federal agency non-mortgage-backed securities and corporate bonds. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2004.

In December 2004, the Company hedged the net assets of Nihon Ariba using foreign currency forward contracts (Japanese Yen) to offset the translation and economic exposures related to the Company’s investment in this subsidiary. The change in fair value of the forward contract attributable to the changes in forward exchange rates (the effective portion) is reported in stockholders’ equity to offset the translation results on the net investment. The Japanese Yen investment hedge minimizes currency risk arising from net assets held in Japanese Yen as a result of the Softbank settlement in October 2004. The notional amount of the Japanese Yen investment hedge was 2.5 billion Japanese Yen ($24.7 million) as of December 31, 2004. The unrealized net loss on the Japanese Yen investment hedge reported in stockholders’ equity was $369,000 as of December 31, 2004

Note 7—Net (Loss) Income Per Share

The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended December 31,
	2004	2003
Net (loss) income	$(46,752)	$6,091

Weighted-average common shares outstanding	64,704	45,078
Less: Weighted-average common shares subject to repurchase	(1,997)	(78)

Weighted-average common shares—basic	62,707	45,000
Add: Weighted-average common shares subject to repurchase	—	78
Add: Weighted-average common stock equivalents	—	1,202

Weighted-average common shares—diluted	62,707	46,280

Net (loss) income per common share—basic	$(0.75)	$0.14
Net (loss) income per common share—diluted	$(0.75)	$0.13

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

For the three months ended December 31, 2004 and 2003, 8.2 million and 2.7 million weighted-average potential common shares, respectively, are excluded from the determination of diluted net (loss) income per share, as the effect of such shares is anti-dilutive. Further, the potential common shares for the three months ended December 31, 2004 and 2003 exclude 86,000 and 162,000 shares, respectively, which would be issuable under certain warrants contingent upon completion of certain milestones.

Note 8—Segment Information

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

The Company has one operating segment, enterprise spend management solutions. The Company markets its products in the United States and in foreign countries through its direct sales force and indirect sales channels. The Company’s chief operating decision makers evaluate resource allocation decisions and the performance of the Company based upon revenue recorded in geographic regions, and does not receive financial information about expense allocations on a disaggregated basis.

The Company’s license revenues are derived from a similar group of software applications that are sold individually or in combination. Subscription revenues consist mainly of fees for software access subscription and hosted software services. Maintenance revenues consist primarily of Ariba Buyer and Ariba Sourcing product maintenance fees. Services and other revenues consist of fees for implementation services, consulting services, managed services, training, education, premium support and other miscellaneous items. Revenues by similar product and service groups are as follows (in thousands):

	Three Months Ended December 31,
	2004	2003
License revenues	$17,122	$18,676
Subscription revenues	11,607	2,295
Maintenance revenues	19,821	19,772
Services and other revenues	38,379	11,988

Total	$86,929	$52,731

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Information regarding revenues and long-lived assets in geographic areas are as follows (in thousands):

	Three Months Ended December 31,
	2004	2003
Revenues:
United States	$62,505	$36,941
International	24,424	15,790

Total	$86,929	$52,731

	December 31, 2004	September 30, 2004
Long-Lived Assets:
United States	$20,553	$20,578
International	3,198	3,501

Total	$23,751	$24,079

Approximately 1% and 5% of total revenues for the three months ended December 31, 2004 and 2003, respectively, were from Softbank. See Note 9 for additional information. Revenues are attributed to countries based on the location of the Company’s customers. The Company’s international revenues were derived primarily from sales in Europe and Asia. The Company had net assets of $39.9 million and $40.7 million related to its international locations as of December 31, 2004 and September 30, 2004, respectively.

Note 9—Related Party Transactions

Executive Agreements

In fiscal year 2001, the Company entered into an agreement with Robert Calderoni, its CEO, pursuant to which he is entitled to receive annual cash payments from the Company to compensate him for income tax incurred as a result of loan forgiveness and cash payments. As a result, the Company incurred additional compensation expense averaging $267,000 per quarter through the quarter ended December 31, 2004.

The Company entered into an agreement with another executive officer in October 2001 which provides for an unsecured loan in the amount of $1,500,000. The principal amount of the loan was to become payable in full immediately after termination of the individual’s employment for any reason other than a termination by the Company without cause. Further, the agreement provided that the loan would be forgiven over three years based on continued service. This loan was fully forgiven in October 2004.

The Company entered into an agreement with a third executive officer in April 2002 which provides for two unsecured loans, the first in the amount of $600,000 and the second in the amount of $400,000. The principal amount of the loans were to become immediately payable in full if the individual’s employment terminates. This loan was fully forgiven in December 2004.

The Company recorded the principal amounts of these loans as an operating expense in fiscal year 2002 based upon its assessment that recoverability of the loans in the event of the employees’ termination prior to the expiration of the related forgiveness periods was remote.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Softbank Agreements

In fiscal year 2001, the Company sold 41% of its consolidated subsidiary, Nihon Ariba, and 42% of its consolidated subsidiary, Ariba Korea, to Softbank Corp., a Japanese corporation, and its subsidiaries (collectively “Softbank”). A subsidiary of Softbank also received the right to distribute the Company’s products from these subsidiaries in their respective jurisdictions. The Company recorded license and maintenance revenues of $925,000 and $2.9 million in the three months ended December 31, 2004 and 2003, respectively, related to transactions with Softbank, including license and maintenance revenues recognized pursuant to their long-term revenue commitment.

In June 2003, the Company commenced an arbitration proceeding against Softbank for failing to meet its contractual revenue commitments. In response to Ariba’s arbitration demand, Softbank filed a counterdemand alleging breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing and fraud related to Nihon Ariba and Ariba Korea.

The Company’s agreements with Softbank required Softbank to be current with its revenue commitments before arbitration could proceed. Pursuant to the arbitration proceeding, Softbank made three interim payments totaling $43.4 million from October 2003 through April 2004, representing the aggregate quarterly payments owed to Nihon Ariba plus interest. The arbitration panel stipulated that the payments were subject to possible return to Softbank depending on the outcome of the arbitration. These funds were recorded in the period received as an increase to restricted cash and current accrued liabilities.

In October 2004, the Company entered into a definitive agreement with Softbank settling their dispute. Under the terms of the agreement, the Company acquired Softbank’s 41% interest in Nihon Ariba and its 42% interest in Ariba Korea for $3.5 million, as well as returned to Softbank $43.0 million of the interim payments made by Softbank pursuant to the arbitration proceeding. In addition, Softbank paid $20.0 million for a new three year term license of certain Ariba software products for use by Softbank and its affiliates and for the benefit of unaffiliated third-party customers in Japan. The net cash outflow from these transactions was $26.5 million, and is reflected in the Condensed Consolidated Balance Sheet as of December 31, 2004.

The settlement agreement resulted in the elimination of Softbank’s minority interests of $18.8 million from the Company’s consolidated balance sheets. A total of $37.0 million was recorded as “Deferred income—Softbank.” As the Company was unable to determine the respective fair value of the amounts that related to Softbank’s software license, related maintenance and the settlement of the Company agreements with Softbank, the $37.0 million will be recognized ratably as “Other income—Softbank” over the three year license term beginning in the Company’s second quarter of fiscal year 2005. The $37.0 million of deferred income is comprised of the following: $20.0 million from the software license; the $15.3 million difference between the $18.8 million in carrying value of the minority interests and the $3.5 million paid to acquire those interests; and $1.7 million in fair value adjustments, primarily related to deferred revenue, from the acquisition of Softbank’s minority interests. The Company also made a provision for taxes of $4.8 million in the three month period ended December 31, 2004 as a result of the settlement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading “Risk Factors” and the risks discussed in our other SEC filings, including our Annual Report on Form 10-K filed with the SEC on December 14, 2004 and amended on January 28, 2005.

Recent Events

Patent Infringement Litigation

On May 26, 2004, a patent infringement action was filed against us in the United States District Court for the Eastern District of Virginia by ePlus, Inc., alleging that three of our products, Ariba Buyer, Ariba Marketplace and Ariba Category Procurement, infringe 79 claims in three U.S. patents owned by ePlus.

The Court bifurcated the trial into two phases, the first to determine the validity of the patents and whether our products infringed those patents, and the second to try damages-related issues. The Court limited the initial phase to focus on eight of the 79 claims at issue in the case.

The first phase of the trial began on January 24, 2005. On February 7, 2005, the jury in the case declined to invalidate the three patents at issue and found that we infringed certain claims contained in the three patents. We expect the damages-related phase to begin shortly. In addition, the Court has left open the possibility of a subsequent trial on the remaining 71 claims.

We believe that the findings of the jury in the first phase of the trial are erroneous and intend to pursue an appeal of the verdicts. Furthermore, we dispute that we are liable for any damages and dispute plaintiff’s calculation as to the amount of damages.

However, given the findings of the jury, it is likely we will be found liable by this same jury for damages for past infringement. Plaintiff claims royalty damages of $76.0 million to $98.0 million. Based on the jury’s finding of willful infringement, the Court has the discretion to enhance any award up to three times the jury’s award of damages. Also, given these findings, it is likely that the Court will enter an injunction prohibiting us from further infringement and prohibiting any conduct that induces infringement in our customer base.

We cannot predict the outcome of the litigation. Among other things, the outcome of the litigation will depend on the results of the damages phase of the trial, whether we are successful in post-trial motions with the Court, whether our appeal will be successful, and whether we will be successful in obtaining a stay of any injunction pending appeal or in modifying the products at issue so that they do not infringe the plaintiff’s patents.

There is a significant risk that the litigation will have a material adverse effect on our business, consolidated financial position, results of operations and cash flows. Although we recorded a $37.0 million litigation provision in the three month period ended December 31, 2004, there can be no assurance that this amount is sufficient for any actual losses that may be incurred as a result of this litigation.

Softbank Preclearance

On February 8, 2005, we completed our previously announced preclearance with the SEC of the accounting for our recent settlement with Softbank. As a result, we will recognize $37.0 million of “Other income—

Softbank” ratably over the three year term of the related software license beginning in the quarter ending March 31, 2005. See “Overview of Quarter Ended December 31, 2004—Settlement of Dispute with Softbank.”

Adjustment of Preliminary Results

As a result of our $37.0 million litigation provision relating to the ePlus litigation and completing the preclearance of our accounting for the Softbank settlement, we have adjusted the preliminary consolidated financial information for the quarter ended December 31, 2004 announced on January 31, 2005. The primary effect of the adjustments is to increase our net loss for the quarter by $37.0 million ($0.59 per share) from $9.8 million to $46.8 million, or from $0.16 per share to $0.75 per share.

Overview of Our Business

Ariba provides Spend Management solutions that allow enterprises to efficiently manage the purchasing of non-payroll goods and services required to run their business. We refer to these non-payroll expenses as “spend.” Our solutions, which include software applications, services and network access, are designed to provide enterprises with technology and business process improvements to better manage their spend and, in turn, save money. Our software applications and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and settlement activities. These goods and services include commodities, raw materials, operating resources, services, temporary labor, travel and equipment.

Our software applications were built to leverage the Internet, and provide enterprises with real-time access to their business data and their business partners. They are designed to integrate with all major platforms and can be accessed via a web browser. In addition to application software, Ariba Spend Management solutions include implementation and strategic consulting services, education and training, commodity expertise, decision support services, benchmarking services, low-cost country sourcing and procurement outsourcing services. Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our customers with their business partners and suppliers to exchange product and service information, as well as a broad range of business documents such as purchase orders and invoices. Over 100,000 suppliers, offering a wide array of goods and services, are connected to the Ariba Supplier Network.

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

Due to the different treatment of our revenue streams under applicable accounting guidance, each type of revenue has a different impact on our consolidated financial statements. The majority of our license fees are from perpetual software license sales. Revenue from these license sales is typically recognized in the quarter that the software is delivered. Individual software license sales can be significant (greater than $1.0 million) and sales cycles are often lengthy and difficult to predict. As such, the timing of a few large software license transactions or the recognition of license revenue from these transactions can substantially affect our quarterly operating results. By contrast, subscription fees for hosted software solutions are generally fixed for a specific period of time, and revenue is recognized ratably over the term. Therefore, a subscription license will result in significantly lower current-period revenue than an equal-sized perpetual license, but with higher revenue recognized in future periods. Similarly, maintenance fees are generally fixed for a specific period of time, and revenue is recognized ratably over the maintenance term. Maintenance contracts are typically entered into when new software licenses are purchased, at a percentage of the software license fee. In addition, most of our customers renew their maintenance contracts annually to continue receiving product updates and product support. Given the ratable revenue recognition and historically high renewal rates of our subscription and maintenance agreements, this revenue stream has generally been relatively stable in the past. Finally, services revenues are driven by a contract, project or statement of work, in which the fees may be fixed for specific services to be provided over time or billed on a time and materials basis. Like subscription and maintenance fees, services fees have been relatively stable in the past as revenue has been recognized over the course of the fixed time or project period.

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

Overview of Quarter Ended December 31, 2004

Introduction

Several major factors had a significant impact on our business during the first quarter of fiscal year 2005. Most notable was our merger with FreeMarkets on July 1, 2004 and our acquisitions of Alliente and Softface in the first half of fiscal year 2004. The business combinations from fiscal year 2004 added to our software and services capabilities and increased our revenues. We also experienced organic growth in our services revenues, as our business model continues to shift from software sales to providing comprehensive solutions including both software applications and strategic services. Partially offsetting these positive factors were the falloff in revenue from our strategic relationship with Softbank and the continued difficult selling environment for enterprise software applications. In summary, these and other factors caused our revenues to increase by 65% from $52.7 million in the first quarter of fiscal year 2004 to $86.9 million in the same period of fiscal year 2005.

More specifically, license revenues of $17.1 million were down 8% compared to the first quarter of fiscal year 2004, primarily due to the drop off in revenue from Softbank and the difficult selling environment, particularly for large enterprise software deals. Subscription and maintenance revenues of $31.4 million were up 42% compared to the first quarter of fiscal year 2004, primarily due to the addition of software subscription revenues from FreeMarkets, while maintenance revenues were relatively flat. Finally, services and other revenues of $38.4 million were up 220% compared to the first quarter of fiscal year 2004, primarily due to the addition of service revenues from FreeMarkets and Alliente and also due to organic growth of the Ariba services organization. While the addition of the subscription and services business from FreeMarkets increased our reported revenues on a year-over-year basis, this revenue stream has been declining, and we expect this trend to continue for at least the next few quarters.

As a result of these trends, we experienced a significant shift in our revenue mix, with license revenues contributing 20% of total revenues compared to 35% in the first quarter of fiscal year 2004, subscription and maintenance revenues contributing 36% of total revenues compared to 42% in the first quarter of fiscal year 2004, and services and other revenues contributing 44% of total revenues compared to 23% in the first quarter of fiscal year 2004. Since the cost of software license revenues is typically much lower than the cost of services revenues, the shift in our revenue mix contributed to a decline in our gross margin for the quarter to 52% compared to 68% in the first quarter of fiscal year 2004. Also contributing to the decline in our gross margin was a charge of $4.7 million for the amortization of acquired technology.

Operating expenses increased to $89.7 million compared to $30.4 million in the first quarter of fiscal year 2004. The increase in operating expenses can primarily be attributed to the patent infringement litigation provision of $37.0 million and the additional operating infrastructure from FreeMarkets, Alliente and Softface, as well as to increased charges for stock-based compensation, post-merger integration and litigation activity. In sum, our total expenses, including cost of revenue and other items, increased to $133.7 million compared to $46.6 million in the first quarter of fiscal year 2004, which caused a net loss of $46.8 million compared to net income of $6.1 million in the first quarter of fiscal year 2004.

Settlement of Dispute with Softbank

In June 2003, we commenced an arbitration proceeding against Softbank for failing to meet its contractual revenue commitments. In response to our arbitration demand, Softbank filed a counterdemand alleging breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing and fraud related to Nihon Ariba and Ariba Korea.

In October 2004, we entered into a definitive agreement with Softbank settling their dispute. Under the terms of the agreement, we acquired Softbank’s 41% interest in Nihon Ariba and its 42% interest in Ariba Korea for $3.5 million, as well as returned to Softbank $43.0 million of the interim payments made by Softbank pursuant to the arbitration proceeding. In addition, Softbank paid $20.0 million for a new three year term license of certain Ariba software products for use by Softbank and its affiliates for their own benefit and for the benefit of unaffiliated third-party customers in Japan. The net cash outflow from these transactions was $26.5 million, and is reflected in the Condensed Consolidated Balance Sheet as of December 31, 2004.

The settlement agreement resulted in the elimination of Softbank’s minority interests of $18.8 million from our consolidated balance sheets. A total of $37.0 million was recorded as “Deferred income—Softbank.” As we were unable to determine the respective fair value of the amounts that related to Softbank’s software license, related maintenance and the settlement of our agreements with Softbank, the $37.0 million will be recognized ratably as “Other income—Softbank” over the three year license term beginning in our second quarter of fiscal year 2005. The $37.0 million of deferred income is comprised of the following: $20.0 million from the software license; the $15.3 million difference between the $18.8 million in carrying value of the minority interests and the $3.5 million paid to acquire those interests; and $1.7 million in fair value adjustments, primarily related to deferred revenue, from the acquisition of Softbank’s minority interests. We also made a provision for taxes of $4.8 million in the three month period ended December 31, 2004 as a result of the settlement.

We do not have similar long-term revenue commitments with any other customer. Accordingly, we do not believe that the factors giving rise to the dispute and ultimate resolution, which are unique to the Softbank relationship, are likely to affect anticipated revenues from other customers.

Outlook for Fiscal Year 2005

As a result of our recent merger with FreeMarkets, we expect total revenues and expenses to increase significantly during fiscal year 2005 relative to fiscal year 2004. In addition, we expect to incur additional expenses related to the merger over the next few quarters, including restructuring and severance payments and the amortization of acquired intangible assets.

Our merger with FreeMarkets and our related restructuring program are designed to yield better operating results in fiscal year 2005 and beyond. More specifically, we believe there are opportunities to generate ongoing cost reductions through identified cost synergies and to increase our quarterly revenues through cross-selling efforts.

During the first quarter of fiscal year 2005, we continued to reduce our cost structure through restructuring efforts and capitalized on cross-selling opportunities. We believe that our success in fiscal year 2005 will largely depend on (1) our ability to continue to capitalize on the cost synergies and the cross-selling opportunities from our merger with FreeMarkets, (2) the overall market acceptance of our spend management solutions, and (3) the development of new revenue streams, such as procurement outsourcing, low-cost country sourcing services and fees from the Ariba Supplier Network.

We believe that key risks to our future revenues include: our ability to realize our cross-selling objectives; our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; our ability to generate organic growth, including our success in growing our sales channels in Europe and Japan; the market acceptance of spend management solutions as a standalone market category; the overall level of information technology spending; and potential declines in average selling prices. We believe that key risks to our future operating profitability include: the impact of the pending patent infringement litigation on our business; our ability to maintain or grow our revenues; a shift in our mix of revenues from higher margin license fees to lower margin services and other fees; our success in integrating our recent business combinations, particularly our merger with FreeMarkets; our ability to maintain utilization of our services organization; and the potential adverse impacts resulting from legal proceedings. Our prospects must be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in new and rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

Results of Operations

The following table sets forth statements of operations data for the periods indicated (in thousands, except per share data). The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. In addition, the results of operations for the quarter ended December 31, 2004 include the effects of the FreeMarkets merger on July 1, 2004. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Form 10-K for the fiscal year ended September 30, 2004 filed with the SEC on December 14, 2004 and amended on January 28, 2005.

	Three Months Ended December 31,
	2004	2003
Revenues:
License	$17,122	$18,676
Subscription and maintenance	31,428	22,067
Services and other	38,379	11,988

Total revenues	86,929	52,731

Cost of revenues:
License	694	1,367
Subscription and maintenance	6,595	5,384
Services and other	29,768	10,161
Amortization of acquired technology and customer intangible assets	4,700	—

Total cost of revenues	41,757	16,912

Gross profit	45,172	35,819

Operating expenses:
Sales and marketing	24,673	13,555
Research and development	13,043	12,277
General and administrative	8,614	4,543
Amortization of other intangible assets	185	—
Stock-based compensation	4,378	30
Restructuring and integration	1,817	—
Litigation provision	37,000	—

Total operating expenses	89,710	30,405

(Loss) income from operations	(44,538)	5,414
Interest and other income, net	2,615	818

Net (loss) income before income taxes	(41,923)	6,232
Provision (benefit) for income taxes	4,813	(272)
Minority interests in net income of consolidated subsidiaries	16	413

Net (loss) income	$(46,752)	$6,091

Comparison of the Three Months Ended December 31, 2004 and 2003

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements and “Application of Critical Accounting Policies and Estimates” below for a description of our accounting policy related to revenue recognition.

License

Total license revenues for the quarter ended December 31, 2004 were $17.1 million, an 8% decrease from the $18.7 million recorded in the quarter ended December 31, 2003. This decrease is primarily attributable to a decline of $1.9 million in license revenues from our Softbank relationship. In the future, we believe that license revenues in any quarter will be increasingly dependent on new customer licenses entered into in that quarter rather than on revenues from licenses entered into in prior quarters.

We recognized license revenues of $1.9 million for the quarter ended December 31, 2003 from transactions involving Softbank, which was a related party. Of this amount, $1.4 million was recognized pursuant to a long-term revenue commitment. Total Softbank related license revenues represented 10% of license revenues for the quarter ended December 31, 2003. As a result of settling the dispute with Softbank in October 2004, we do not expect significant future revenues from Softbank related to our current relationship.

Our backlog is the value of software license contracts entered into by us with customers or resellers for which no revenue or deferred revenue has been recognized. In the quarter ended December 31, 2004, our backlog decreased compared to September 30, 2004 and returned to previous historical levels. The decrease in backlog occurred because we entered into a lower number of higher-value software license contracts late in the quarter ended December 31, 2004 compared to the quarter ended September 30, 2004, but it was consistent with prior quarters. We do not believe that backlog is a meaningful indicator of future revenues in any particular period for the following reasons: many of the contracts representing our backlog are cancelable or subject to performance conditions, a substantial portion of our license revenues in any period are realized from contracts entered into in that period, and an increasing portion of our revenues are realized from our services business.

Subscription and maintenance

Subscription and maintenance revenues for the quarter ended December 31, 2004 were $31.4 million, a 42% increase over the $22.1 million recorded in the quarter ended December 31, 2003. Subscription revenues for the quarter ended December 31, 2004 were $11.6 million, a 405% increase over the $2.3 million recorded in the quarter ended December 31, 2003, primarily attributable to an expansion of our product lines as a result of our merger with FreeMarkets. Subscription revenues from Ariba QuickSource and other new product lines were $9.2 million in the quarter ended December 31, 2004. Maintenance revenues for the quarter ended December 31, 2004 were $19.9 million, roughly flat to the $19.8 million recorded in the quarter ended December 31, 2003. We expect our merger with FreeMarkets will continue to result in increased subscription and maintenance revenues.

Services and other

Services and other revenues for the quarter ended December 31, 2004 were $38.4 million, a 220% increase over the $12.0 million recorded in the quarter ended December 31, 2003. The increase in service revenues is due to $17.0 million from services revenues added as a result of our merger with FreeMarkets, $7.4 million from organic growth and $2.0 million from Ariba Managed Services added as a result of our acquisition of Alliente. We are continuing to invest in our services business which we believe is strategic to selling our spend management solutions. We anticipate that services and other revenues will represent an increasing portion of total revenues in fiscal year 2005, partly due to the inclusion of the results of operations of FreeMarkets for a full fiscal year.

Cost of Revenues

License

Cost of license revenues consists of product, delivery and royalty costs. Cost of license revenues for the quarter ended December 31, 2004 was $694,000, a 49% decrease from the $1.4 million recorded in the quarter ended December 31, 2003. This decrease is primarily due to a $739,000 decrease in royalties and co-sale and reseller fees.

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for implementation and services, hosting services, technical support, facilities and equipment costs. Cost of subscription and maintenance revenues for the quarter ended December 31, 2004 was $6.6 million, a 22% increase over the $5.4 million recorded in the quarter ended December 31, 2003. This increase is primarily the result of a $621,000 increase in the cost of subscription services due to the inclusion of the results of operations of FreeMarkets in the current period.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, training personnel, facilities and equipment costs. Cost of services and other revenues for the quarter ended December 31, 2004 was $29.8 million, a 193% increase over the $10.2 million recorded in the quarter ended December 31, 2003. The increase is a result of additional personnel costs associated with our acquisition of Alliente, the merger with FreeMarkets and organic growth, all of which resulted in increased services personnel. We anticipate that cost of services and other revenues will increase significantly in fiscal year 2005, primarily due to the inclusion of the results of operations of FreeMarkets for a full fiscal year.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of the costs allocated to technology and customer relationships in our fiscal year 2004 business combinations with Alliente, Softface and FreeMarkets. This expense amounted to $4.7 million for the quarter ended December 31, 2004.

Gross profit

Our gross margin for the quarter ended December 31, 2004 was 52% compared to 68% for the quarter ended December 31, 2003. This change reflects the shift of our business model as a result of the merger with FreeMarkets. We anticipate that our gross margin may decline further in the future to the extent that subscription and maintenance and services revenues increase as a percentage of total revenues.

Operating Expenses

Sales and marketing

Sales and marketing includes costs associated with our sales, marketing and product marketing personnel, and consists primarily of compensation and benefits, commissions and bonuses, promotional and advertising and travel and entertainment expenses related to these personnel, as well as the provision for doubtful accounts. Sales and marketing expenses for the quarter ended December 31, 2004 were $24.7 million, an 82% increase over the $13.6 million recorded in the quarter ended December 31, 2003. This increase is primarily due to the following: (1) increased compensation and benefits of $4.5 million resulting from a 34% increase in average headcount, primarily due to the merger with FreeMarkets; (2) a $3.0 million benefit received in the quarter ended December 31, 2003 for insurance reimbursements of sales and marketing costs incurred in earlier accounting periods related to litigation matters; (3) increased advertising costs of $1.2 million; (4) increased travel costs of $924,000 from the increase in headcount; and (5) increased bad debt expense in the amount of $690,000 due to a deterioration in the aging of our accounts receivable.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes employee compensation and benefits, consulting costs and the cost of software development tools and equipment. Research and development expenses for the quarter ended December 31, 2004 were $13.0 million, a 6% increase from the $12.3 million recorded in the quarter ended December 31, 2003. This increase is primarily attributable to a slight increase in compensation and benefits of $349,000 from a 12% increase in average headcount. The remainder of the increase is primarily due to headcount related costs, including travel, facility and equipment costs.

General and administrative

General and administrative includes costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the quarter ended December 31, 2004 were $8.6 million, a 90% increase from the $4.5 million recorded in the quarter ended December 31, 2003. This increase is primarily due to the following: (1) increased facilities costs resulting from a $2.0 million benefit received in the quarter ended December 31, 2003 for a bankruptcy settlement of a former sub-tenant; (2) increased compensation and benefits of $1.7 million relating to a 103% increase in average headcount, primarily due to the merger with FreeMarkets; and (3) increased legal expenses of $1.7 million primarily related to a patent infringement case. For further discussion, see Note 4 to the Condensed Consolidated Financial Statements.

Amortization of other intangible assets

Amortization of other intangible assets was $185,000 for the quarter ended December 31, 2004, which consisted of trademarks acquired from our merger with FreeMarkets and our acquisitions of Softface and Alliente. We anticipate amortization of other intangible assets will remain relatively consistent in the near term.

Stock-based compensation

We recognized deferred stock-based compensation associated with stock options issued to employees in conjunction with the consummation of our acquisitions and the issuance of restricted shares of common stock to certain senior executives, officers and employees. These amounts are included as a component of stockholders’ equity and charged to operations over the vesting period of the options or the lapse of restrictions for the restricted stock, consistent with the method described in FASB Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense is presented as a separate line item in our Condensed Consolidated Statements of Operations, net of the effects of reversals related to terminated employees for cancellation of unvested stock options previously amortized to expense under FIN 28.

During the quarter ended December 31, 2004, we granted 2.1 million shares of restricted stock to executive officers and certain employees. Net deferred stock-based compensation of $21.8 million was recorded during the quarter ended December 31, 2004. This amount will be amortized in accordance with FIN 28 over the vesting periods of the individual restricted common stock grants, which are between eighteen months to five years. During the quarter ended December 31, 2004 and 2003, we recorded $4.4 million and $30,000 of stock-based compensation expense, respectively. As of December 31, 2004, we had an aggregate of $23.2 million of deferred stock-based compensation remaining to be amortized.

Restructuring and integration

We recorded a charge to operations of $1.8 million during the quarter ended December 31, 2004 for restructuring and integration costs in connection with our merger with FreeMarkets in order to improve our post-merger competitiveness, productivity and future operating results. These changes primarily relate to severance and related benefits for terminated employees and legal and consulting fees.

Litigation provision

We recorded a $37.0 million provision related to our patent infringement litigation during the quarter ended December 31, 2004. See “Recent Events” for a discussion of this litigation.

Interest and other income, net

Interest and other income, net for the quarter ended December 31, 2004 was $2.6 million, a 220% increase over the $818,000 recorded in the quarter ended December 31, 2003. The increase is primarily attributable to an increase in foreign currency transaction gains in the amount of $1.0 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries and foreign currency transaction gains in the amount of $597,000 on intercompany transactions. The foreign currency transaction gains are primarily due to the U.S. dollar weakening against the Euro and the British Pound in the quarter ended December 31, 2004.

Provision (benefit) for income taxes

Provision for income taxes for the quarter ended December 31, 2004 was $4.8 million, compared to a benefit of $272,000 for the quarter ended December 31, 2003. The increase is primarily attributable to the tax effect of the buy-out of the minority interests from Softbank in October 2004.

Minority interests

In October 2004, we purchased the 41% interest in Nihon Ariba and the 42% interest in Ariba Korea held by Softbank for $3.5 million. These transactions resulted in an $18.8 million reduction to minority interests during the quarter ended December 31, 2004. We increased consolidated net loss by $16,000 and decreased consolidated net income by $413,000, representing the minority interest’s share of Nihon Ariba’s and Ariba Korea’s income for the quarters ended December 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

As of December 31, 2004, we had $159.1 million in cash, cash equivalents and investments and $33.9 million in restricted cash, for total cash, cash equivalents and investments of $193.1 million. Our working capital on December 31, 2004 was $7.9 million. All significant cash, cash equivalents and investments are held in accounts in the United States except for $51.9 million held by our majority-owned subsidiaries in Japan and Korea. Repatriation of cash held in these foreign accounts may be subject to foreign withholding taxes at rates ranging from 10% to 17%. As of September 30, 2004, we had $140.9 million in cash, cash equivalents and investments and $72.5 million in restricted cash, for total cash, cash equivalents and investments of $213.4 million. Our working capital on September 30, 2004 was $33.1 million.

The decrease in total cash, cash equivalents, investments and restricted cash of $20.4 million in the quarter ended December 31, 2004 is primarily attributable to the net cash outflow of $26.5 million associated with the Softbank settlement in October 2004. The net cash outflow to Softbank is comprised of the following: (1) repayment of $43.0 million of the interim payments received in connection with the Softbank arbitration proceedings, which represented the amounts owed to Ariba for software and support under the strategic relationship with Softbank; (2) payment of $3.5 million to buy out Softbank’s minority interests in Nihon Ariba and Ariba Korea; and (3) $20.0 million received from Softbank for a three year software license of the Ariba Sourcing and Ariba Analysis product lines. Excluding the Softbank settlement, total cash and investments increased $6.2 million primarily due to proceeds from stock option exercises in the amount of $5.0 million.

Net cash used in operating activities was $22.9 million for the quarter ended December 31, 2004, compared to $18.4 million of net cash provided by operating activities for the quarter ended December 31, 2003. Net cash used in operating activities for the quarter ended December 31, 2004 is primarily attributable to the following:

•	Increase of $7.4 million in accounts receivable primarily due to slower collections, as well as a shift in the mix of total revenues, as a greater percentage of our revenues in the quarter ended December 31, 2004 was from services compared to previous quarters;

•	Decrease of $2.2 million in accrued compensation and related liabilities due to the payment of fourth quarter bonuses in the first quarter;

•	Net decrease of $5.2 million in accrued liabilities primarily due to the repayment of $43.0 million of the interim payments received in connection with the Softbank arbitration proceedings, offset by the $37.0 million provision related to our patent infringement litigation;

•	Decrease of $5.5 million in deferred revenues primarily due to recognition of more revenue from contracts entered into during prior periods than new deferrals originating in the current period.

The above items were partially offset by the following:

•	Increase of $6.4 million in restructuring obligations primarily due to an early payment from a tenant in the amount of $12.4 million, partially offset by payments related to restructuring activities in the amount of $7.8 million;

•	Decrease of $3.7 million in prepaid expenses and other assets due to the timing of rent payments; and

•	Increase of $20.0 million in deferred income due to the $20.0 million received for a three year software license to Softbank for the Ariba Sourcing and Ariba Analysis product lines.

Net cash provided by investing activities was $22.8 million for the quarter ended December 31, 2004, compared to net cash used in investing activities of $18.3 million for the quarter ended December 31, 2003. Net cash provided by investing activities for the quarter ended December 31, 2004 is primarily attributable to the allocation of the interim payments received in connection with the Softbank arbitration proceeding from restricted cash, which was partially offset by the net sale of our investments and settlement of the minority interests from Softbank.

Net cash provided by financing activities was $5.0 million for the quarter ended December 31, 2004, compared to net cash provided by financing activities of $410,000 for the quarter ended December 31, 2003. Net cash provided by financing activities for the quarter ended December 31, 2004 is attributable to the issuance of common stock in the amount of $5.0 million.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 4 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 4 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of December 31, 2004. There have been no material changes in our contractual obligations and commercial commitments during the quarter ended December 31, 2004 from those presented in our Annual Report on Form 10-K filed with the SEC on December 14, 2004 and amended on January 28, 2005.

Off-balance sheet arrangements

We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

Anticipated cash flows

We expect to incur significant operating costs, particularly related to services delivery costs, sales and marketing and research and development, for the foreseeable future in order to execute our business plan. We anticipate that such operating costs, as well as planned capital expenditures and the potential payment in connection with our patent infringement litigation, for which we recorded a $37.0 million litigation provision in the three months ended December 31, 2004, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, payments of restructuring and integration charges, changes in deferred revenues, our ability to manage infrastructure costs, the outcome of our subleasing activities related to abandoned excess leased facilities, the use of cash under our stock repurchase program and ongoing regulatory and legal proceedings.

We believe our existing cash and cash equivalents and investment balances, together with anticipated cash flow from operations, should be sufficient to meet our working capital and operating resource requirements for at least the next twelve months. However, given the significant changes in our business and results of operations in the last twelve to eighteen months, the fluctuation in cash and investment balances may be greater than presently anticipated. See “Risk Factors.” After the next twelve months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

Application of Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	Revenue recognition policies

•	Collectibility of accounts receivable

•	Recoverability assessment of goodwill

•	Restructuring obligations related to abandoned operating leases

•	Pending litigation

These critical accounting policies and estimates, their related disclosures and other accounting policies, methods and estimates have been reviewed by our senior management and audit committee. These policies and our practices related to these policies are described in Note 1 to the Condensed Consolidated Financial Statements and in our Annual Report on Form 10-K filed with the SEC on December 14, 2004 and amended on January 28, 2005.

Risk Factors

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Ariba and our business because such factors may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, including in “Overview of Quarter Ended December 31, 2004 and Outlook for Fiscal Year 2005,” and the risks discussed in our other SEC filings, actual results could differ materially from those projected in any forward-looking statements. See Note 4 to the Condensed Consolidated Financial Statements for a discussion of risks related to litigation proceedings.

Patent Infringement Litigation Could Seriously Harm Our Business

On May 26, 2004, a patent infringement action was filed against us in the United States District Court for the Eastern District of Virginia by ePlus, Inc., alleging that three of our products, Ariba Buyer, Ariba Marketplace and Ariba Category Procurement, infringe 79 claims in three U.S. patents owned by ePlus.

The Court bifurcated the trial into two phases, the first to determine the validity of the patents and whether our products infringed those patents, and the second to try damages-related issues. The Court limited the initial phase to focus on eight of the 79 claims at issue in the case.

The first phase of the trial began on January 24, 2005. On February 7, 2005, the jury in the case declined to invalidate the three patents at issue and found that we infringed certain claims contained in the three patents. We expect the damages-related phase to begin shortly. In addition, the Court has left open the possibility of a subsequent trial on the remaining 71 claims.

We believe that the findings of the jury in the first phase of the trial are erroneous and intend to pursue an appeal of the verdicts. Furthermore, we dispute that we are liable for any damages and dispute plaintiff’s calculation as to the amount of damages.

However, given the findings of the jury, it is likely we will be found liable by this same jury for damages for past infringement. Plaintiff claims royalty damages of $76.0 million to $98.0 million. Based on the jury’s finding of willful infringement, the Court has the discretion to enhance any award up to three times the jury’s award of damages. Also, given these findings, it is likely that the Court will enter an injunction prohibiting us from further infringement and prohibiting any conduct that induces infringement in our customer base.

We cannot predict the outcome of the litigation. Among other things, the outcome of the litigation will depend on the results of the damages phase of the trial, whether we are successful in post-trial motions with the Court, whether our appeal will be successful, and whether we will be successful in obtaining a stay of any injunction pending appeal or in modifying the products at issue so that they do not infringe the plaintiff’s patents.

There is a significant risk that the litigation will have a material adverse effect on our business, consolidated financial position, results of operations and cash flows. Although we recorded a $37.0 million litigation provision in the three month period ended December 31, 2004, there can be no assurance that this amount is sufficient for any actual losses that may be incurred as a result of this litigation.

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

Our Success Depends on Market Acceptance of Standalone Spend Management Solutions.

Our success depends on widespread customer acceptance of standalone spend management solutions from vendors like Ariba, rather than solutions from enterprise resource planning (ERP) software vendors and others that are part of a broader enterprise application solution. For example, ERP vendors, such as Oracle and SAP, could bundle spend management modules with their existing applications and offer these modules at little or no cost. If our products and services do not achieve continued customer acceptance, our business will be seriously harmed.

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of December 31, 2004, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in subsequent risk factors and the following:

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

Our quarterly operating results have varied or may vary depending on a number of factors, including the following:

Risks Related to Revenues:

•	fluctuations in demand, sales cycles and average selling price for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the continued impact of declines in the volume or rate of our sourcing services or a shift from these services (formerly known as FullSource) to our lower cost self-service product, Ariba QuickSource;

•	fluctuations in the number of relatively larger orders for our products and services;

•	increased dependence on relatively smaller orders from a larger number of customers;

•	increased dependence on the number of new customer contracts in the current quarter, including follow-on contracts from existing customers, rather than on contracts entered into in prior quarters;

•	increased dependence on generating revenues from new revenue sources;

•	delays in recognizing revenue from licenses of software products;

•	changes in the mix of types of licensing arrangements and related timing of revenue recognition;

•	the impact of continuing declines in our deferred revenue;

•	changes in our product line and customer demand resulting from our merger with FreeMarkets; and

•	the impact of the restatement of our consolidated financial statements in 2003 and our ongoing legal proceedings on customer demand.

Risks Related to Expenses

•	our overall ability to control costs, including managing reductions in expense levels through restructuring and severance payments;

•	the level of expenditures relating to ongoing legal proceedings;

•	costs associated with changes in our pricing policies and business model, including increased reliance on managed solutions offerings and the implementation of programs to generate revenue from new sources;

•	costs associated with the merger with and integration of FreeMarkets into Ariba, including the amortization of other intangible assets and stock-based compensation expense; and

•	the failure to adjust our workforce to changes in the level of our operations.

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

Our License Revenues in Any Quarter May Fluctuate Because We Depend on a Relatively Small Number of Relatively Large Orders.

Our quarterly license revenues are especially subject to fluctuation because they depend on the sale of relatively large orders for our products and related services. For example, between three and eight individual customers represented at least 50% of our license revenues for each quarter in each of our last two fiscal years. In addition, many of these relatively large orders are realized at the end of the quarter. As a result of this concentration and timing, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter.

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

We Face Intense Competition. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition has resulted in price reductions and could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete with several major enterprise software companies, including SAP and Oracle. We also compete with several service providers, including McKinsey and A.T. Kearney. In addition, we occasionally compete with other small niche providers of sourcing or procurement products and services, including Emptoris, Frictionless Commerce, Ketera Technologies, Perfect Commerce, Procuri and Verticalnet. Because spend management is a relatively new software category, we expect additional competition from other established and emerging companies if this market continues to develop and expand. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. These third parties, which include IBM,

Accenture, Capgemini, Deloitte Consulting, BearingPoint and Unisys, are generally not subject to confidentiality or non-compete agreements that restrict such competitive behavior.

Many of our current and potential competitors, such as enterprise resource planning software vendors including Oracle and SAP, have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than us. These vendors could also introduce spend management solutions that are included as part of broader enterprise application solutions at little or no cost. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly increase their market share. We also expect that competition will increase as a result of industry consolidations. As a result, we may not be able to compete successfully against our current and future competitors.

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

Pending Litigation Could Seriously Harm Our Business

In addition to the ePlus patent infringement litigation discussed above under “Patent Litigation Could Seriously Harm Our Business,” we are subject to pending litigation that could seriously harm our business. See Note 4 of Notes to Consolidated Condensed Financial Statements.

We May Incur Additional Restructuring Charges that Adversely Affect Our Operating Results.

We have recorded significant restructuring charges in the past relating to the abandonment of numerous leased facilities, including most notably our Sunnyvale, California headquarters. Moreover, we have from time to time revised our assumptions and expectations regarding lease abandonment costs, resulting in additional charges. In addition, we have assumed abandoned leases and related costs as part of our merger with FreeMarkets.

We review these estimates each reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on our Sunnyvale, California headquarters and our other principal office in Pittsburgh, Pennsylvania as of December 31, 2004 by $8.0 million. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results.

We May Incur Additional Goodwill Impairment Charges that Adversely Affect Our Operating Results.

On December 31, 2004 we had $575.8 million of goodwill on our consolidated balance sheet. We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below net assets for a sustained period. Our stock price is highly volatile and experienced significant declines during fiscal year 2004. Although no goodwill impairment has been recorded for the quarters ended December 31, 2004 and 2003, we have recorded significant impairment charges for goodwill and other intangible assets in the past and there can be no assurances that future goodwill impairments will not occur.

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

Anti-takeover Provisions in Our Charter Documents and Delaware Law Could Discourage, Delay or Prevent a Change in Control of Our Company and May Affect the Trading Price of Our Common Stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products in the United States of America, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. For the quarters ended December 31, 2004 and 2003, 28% and 30%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of December 31, 2004 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain in USD
		Foreign Currency	USD
Foreign Currency
Brazilian Real	Buy	500,000	$181,127	$8,415
Japanese Yen	Buy	22,000,000	214,550	13,306

Total			$395,677	$21,721

The unrealized gain represents the difference between the contract value and the market value of the contract based on market rates as of December 31, 2004.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains or losses of $40,000. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures. We do not expect material exchange rate gains and losses from other foreign currency exposures.

Net Investment Risk

In December 2004, we hedged the net assets of Nihon Ariba using foreign currency forward contracts (Japanese Yen) to offset the translation and economic exposures related to our investment in this subsidiary. The change in fair value of the forward contract attributable to the changes in forward exchange rates (the effective portion) is reported in stockholders’ equity to offset the translation results on the net investment. The Japanese Yen investment hedge minimizes currency risk arising from net assets held in Japanese Yen as a result of the Softbank settlement in October 2004. The notional amount of our Japanese Yen investment hedge was 2.5 billion Japanese Yen ($24.7 million) as of December 31, 2004. The unrealized net loss on the Japanese Yen investment hedge reported in stockholders’ equity was $369,000 as of December 31, 2004.

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

	Year Ending December 31, 2005	Year Ending December 31, 2006	Year Ending December 30, 2007	Year Ending December 31, 2008	Year Ending December 31, 2009	Thereafter	Total
Cash equivalents	$19,395	$—	$—	$—	$—	$—	$19,395
Average interest rate	2.36%	—	—	—	—	—	2.36%
Investments	$48,496	$20,457	$41,674	—	—	—	$110,627
Average interest rate	1.73%	2.19%	1.95%	—	—	—	1.90%

Total investment securities	$67,891	$20,457	$41,674	$—	$—	$—	$130,022

The table above does not include uninvested cash of $63.1 million held as of December 31, 2004, of which $44.3 million represents funds held by Nihon Ariba, our majority owned subsidiary in Japan and $7.6 million represents funds held by Ariba Korea, our majority owned subsidiary in Korea. Total cash, cash equivalents, investments and restricted cash as of December 31, 2004 was $193.1 million.

Item 4. Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

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

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of December 31, 2004 our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we are in the process of relocating to our Pittsburgh office a number of functions and processes previously performed in our Sunnyvale office that are part of our internal control over financial reporting, and there can be no assurance that this relocation will not adversely affect our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The litigation discussion set forth in Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Settlement Agreement, dated as of October 15, 2004, by and between Softbank Corp. and the Registrant.

10.2	Stock Purchase Agreement, dated as of October 15, 2004, by and between Softbank Corp., Softbank BB Corp., and Softbank Korea Co., Ltd,, Nihon Ariba K.K., Ariba Korea, Ltd. and the Registrant.

10.3	Master Software License Agreement, dated as of October 15, 2004, by and between Softbank Corp. and the Registrant.

10.4	Restricted Stock Agreement, dated as of October 8, 2004, by and between Robert M. Calderoni and the Registrant.

10.5	Restricted Stock Agreement, dated as of October 8, 2004, by and between James W. Frankola and the Registrant.

10.6	Restricted Stock Agreement, dated as of October 8, 2004, by and between Kevin Costello and the Registrant.

10.7	Third Amendment to Lease, dated as of October 25, 2004, by and between Moffett Park Drive LLC and the Registrant.

10.8	Consent to Sublease, dated as of October 25, 2004, by and between Moffett Park Drive LLC, Motorola, Inc. and the Registrant.

10.9	Amended and Restated First Amendment to Amended and Restated Sublease, dated as of September 9, 2004, by and between Interwoven, Inc. and the Registrant.

10.10	First Amendment to Sublease, dated as of October 7, 2004, by and between Motorola, Inc. and the Registrant.

10.11	Second Amendment to and Restatement of Sublease, dated as of October 21, 2004, by and between Motorola, Inc. and the Registrant.

10.12	Registrant’s Revised Bonus Plan for North America for the Fiscal Year ending September 30, 2005.

10.13	Severance Agreement, dated as of November 4, 2004, by and between Michael Schmitt and the Registrant.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ JAMES W. FRANKOLA
James W. Frankola Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  February 9, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit Title
10.1	Settlement Agreement, dated as of October 15, 2004, by and between Softbank Corp. and the Registrant.

10.2	Stock Purchase Agreement, dated as of October 15, 2004, by and between Softbank Corp., Softbank BB Corp., and Softbank Korea Co., Ltd,, Nihon Ariba K.K., Ariba Korea, Ltd. and the Registrant.

10.3	Master Software License Agreement, dated as of October 15, 2004, by and between Softbank Corp. and the Registrant.

10.4	Restricted Stock Agreement, dated as of October 8, 2004, by and between Robert M. Calderoni and the Registrant.

10.5	Restricted Stock Agreement, dated as of October 8, 2004, by and between James W. Frankola and the Registrant.

10.6	Restricted Stock Agreement, dated as of October 8, 2004, by and between Kevin Costello and the Registrant.

10.7	Third Amendment to Lease, dated as of October 25, 2004, by and between Moffett Park Drive LLC and the Registrant.

10.8	Consent to Sublease, dated as of October 25, 2004, by and between Moffett Park Drive LLC, Motorola, Inc. and the Registrant.

10.9	Amended and Restated First Amendment to Amended and Restated Sublease, dated as of September 9, 2004, by and between Interwoven, Inc. and the Registrant.

10.10	First Amendment to Sublease, dated as of October 7, 2004, by and between Motorola, Inc. and the Registrant.

10.11	Second Amendment to and Restatement of Sublease, dated as of October 21, 2004, by and between Motorola, Inc. and the Registrant.

10.12	Registrant’s Revised Bonus Plan for North America for the Fiscal Year ending September 30, 2005.

10.13	Severance Agreement, dated as of November 4, 2004, by and between Michael Schmitt and the Registrant.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.