Form 10-Q
period 2005-03-31
ARIBA INC
filed 2005-05-10
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2005 was 66,112,891.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands)

	March 31, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$67,338	$74,031
Short-term investments	31,306	37,227
Restricted cash	1,996	45,623
Accounts receivable, net of allowance for doubtful accounts of $3,341 and $3,933 as of March 31, 2005 and September 30, 2004, respectively	45,262	48,071
Prepaid expenses and other current assets	11,337	10,795

Total current assets	157,239	215,747

Property and equipment, net	20,744	21,909
Long-term investments	21,938	29,676
Restricted cash, less current portion	31,580	26,862
Goodwill	576,817	574,679
Other intangible assets, net	51,482	62,249
Other assets	2,787	2,767

Total assets	$862,587	$933,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,116	$15,433
Accrued compensation and related liabilities	26,709	31,171
Accrued liabilities	25,468	69,570
Restructuring obligations	17,042	16,825
Deferred revenue	40,997	49,664
Deferred income—Softbank	13,403	—

Total current liabilities	138,735	182,663
Deferred rent obligations	22,049	21,406
Restructuring obligations, less current portion	43,393	41,042
Deferred revenue, less current portion	23,522	22,858
Deferred income—Softbank, less current portion	20,664	—

Total liabilities	248,363	267,969

Minority interests	141	19,547

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock	132	125
Additional paid-in capital	4,993,902	4,963,002
Deferred stock-based compensation	(19,182)	(5,959)
Accumulated other comprehensive income	5,303	1,634
Accumulated deficit	(4,366,072)	(4,312,429)

Total stockholders’ equity	614,083	646,373

Total liabilities and stockholders’ equity	$862,587	$933,889

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenues:
License	$12,615	$15,940	$29,737	$32,742
License—Softbank (Note 9)	—	—	—	1,874
Subscription and maintenance	30,969	21,121	61,472	42,165
Subscription and maintenance—Softbank (Note 9)	255	408	1,180	1,431
Services and other	37,429	18,539	75,808	30,527

Total revenues	81,268	56,008	168,197	108,739

Cost of revenues:
License	1,054	217	1,748	1,584
Subscription and maintenance	7,116	5,396	14,352	10,780
Services and other	31,617	15,632	61,385	25,793
Amortization of acquired technology and customer intangible assets	5,281	—	9,981	—

Total cost of revenues	45,068	21,245	87,466	38,157

Gross profit	36,200	34,763	80,731	70,582

Operating expenses:
Sales and marketing	19,349	20,353	44,022	33,908
Research and development	12,260	12,784	24,662	25,061
General and administrative	7,918	4,921	16,532	9,464
Other income—Softbank	(2,795)	—	(2,795)	—
Amortization of other intangible assets	213	76	398	76
Stock-based compensation(1)	4,278	838	8,656	868
Restructuring and integration	2,282	(1,917)	4,099	(1,917)
Litigation provision	—	—	37,000	—

Total operating expenses	43,505	37,055	132,574	67,460

(Loss) income from operations	(7,305)	(2,292)	(51,843)	3,122
Interest and other income, net	640	953	3,255	1,771

Net (loss) income before income taxes and minority interests	(6,665)	(1,339)	(48,588)	4,893
Provision (benefit) for income taxes	224	(255)	5,037	(527)
Minority interests in net income (loss) of consolidated subsidiaries	2	(253)	18	160

Net (loss) income	$(6,891)	$(831)	$(53,643)	$5,260

Net (loss) income per share—basic	$(0.11)	$(0.02)	$(0.85)	$0.12

Net (loss) income per share—diluted	$(0.11)	$(0.02)	$(0.85)	$0.11

Weighted average shares—basic	63,518	45,313	63,113	45,156

Weighted average shares—diluted	63,518	45,313	63,113	46,409

(1)	For the three and six month periods ended March 31, 2005 and 2004, stock-based compensation expense, net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Cost of revenues	$1,360	$115	$2,513	$154
Sales and marketing	1,731	619	3,844	599
Research and development	475	28	920	29
General and administrative	712	76	1,379	86

Total	$4,278	$838	$8,656	$868

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended March 31,
	2005	2004
Operating activities:
Net (loss) income	$(53,643)	$5,260
Adjustments to reconcile net (loss) income to net cash from operating activities:
Provisions for (recovery of) doubtful accounts	1,612	(190)
Depreciation	4,724	3,434
Amortization of intangible assets	10,965	76
Stock-based compensation	8,656	868
Minority interests in net income of consolidated subsidiaries	18	160
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,171	(3,027)
Prepaid expenses and other assets	459	(1,979)
Accounts payable	(317)	1,219
Accrued compensation and related liabilities	(4,855)	(5,376)
Accrued liabilities	(43,661)	39,837
Restructuring obligations	1,383	(9,029)
Deferred revenue	(5,945)	(18,967)
Deferred income—Softbank	17,115	—

Net cash from operating activities	(62,318)	12,286

Investing activities:
Purchases of property and equipment	(3,603)	(1,260)
Sales of investments, net of purchases	13,336	17,365
Business combinations, net of cash acquired	—	(8,251)
Acquisition of minority interest	(4,235)	—
Allocation from (to) restricted cash, net	38,909	(32,912)

Net cash from investing activities	44,407	(25,058)

Financing activities:
Proceeds from issuance of common stock	9,028	4,756

Net cash from financing activities	9,028	4,756

Effect of foreign exchange rate changes on cash and cash equivalents	2,190	2,317

Net change in cash and cash equivalents	(6,693)	(5,699)
Cash and cash equivalents at beginning of period	74,031	70,819

Cash and cash equivalents at end of period	$67,338	$65,120

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

The Company was incorporated in Delaware in September 1996, and from that date through March 1997 was in the development stage, conducting research and developing its initial products. In March 1997, the Company began selling its products and related services, and now markets them globally through its direct sales force and indirect sales channels.

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

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Reclassifications

As a result of the merger with FreeMarkets, Inc. (“FreeMarkets”) on July 1, 2004, the Company re-aligned its business model. Accordingly, the Company has made certain reclassifications to prior year amounts to conform to the current year presentation, none of which affected net (loss) income or net (loss) income per share. Specifically, the Company has reclassified its revenues and cost of revenues into license, subscription and maintenance and services and other. In addition, the Company reclassified non-chargeable time of consultants previously recorded in sales and marketing expenses to cost of revenues to conform to FreeMarkets’ prior classification. The Company also made various adjustments that impacted other line items in the Statements of Operations. The following table reflects the effect of all of these reclassifications for the three and six months ended March 31, 2004 (in thousands):

	Three Months Ended March 31, 2004		Six Months Ended March 31, 2004
	As Previously Reported	As Reclassified	As Previously Reported	As Reclassified
Cost of revenues	$16,249	$21,245	$29,177	$38,157
Sales and marketing	$25,289	$20,353	$42,828	$33,908
Research and development	$12,844	$12,784	$25,121	$25,061
General and administrative	$5,401	$4,921	$9,944	$9,464
Restructuring and integration	$(2,397)	$(1,917)	$(2,397)	$(1,917)

The Company also reclassified deferred rent obligations on its headquarters in California from current to long-term liabilities in the amount of $18.0 million as of September 30, 2004.

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

Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and trade accounts receivable. The Company maintains its cash and investments with high quality financial institutions and limits its investment in individual securities based on the type and credit quality of each such security. As it relates to trade accounts receivable, the Company performs ongoing credit evaluations of its customers, and maintains allowances for potential credit losses.

No customer accounted for more than 10% of total revenues for the three and six months ended March 31, 2005 and 2004. In addition, no customer accounted for more than 10% of net accounts receivable as of March 31, 2005. Visteon accounted for 12% of net accounts receivable as of September 30, 2004, the Company’s most recent fiscal year end.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Adoption of Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. SFAS No. 123R is effective beginning in the Company’s first quarter of fiscal year 2006. The adoption of SFAS No. 123R will have a material impact on the Company’s consolidated financial position and results of operations. If the Company had applied the provisions of SFAS No. 123R for the three and six months ended March 31, 2005, the pro forma impact would have been as disclosed below in “Stock-Based Compensation”.

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

Revenue Recognition

Substantially all of the Company’s revenues are derived from three sources: (i) licensing software; (ii) providing hosted software solutions, technical support and product updates, otherwise known as subscription and maintenance; and (iii) providing services, including implementation services, consulting services, managed services, training, education, premium support and other miscellaneous services. The Company’s standard end user license agreement provides for use of the Company’s software under either a perpetual license or a time-based license based on the number of users. The Company licenses its software in multiple element arrangements in which the customer typically purchases a combination of some or all of the following: (i) software products, either on a standalone or hosted basis, (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and product updates typically over a period of one year, and (iii) a services arrangement, on either a fixed fee for access to specific services over time or a time and materials basis.

The Company licenses its products through its direct sales force and indirectly through resellers. The license agreements for the Company’s products generally do not provide for a right of return, and historically product returns have not been significant. The Company does not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. The Company recognizes revenue on sales to resellers upon sell-through to the end-user. Collectibility of receivables is assessed based on the reseller’s ability to pay. Commissions or fees paid to partners under co-sale arrangements are included as cost of license revenues at the time of sale, when the liability is incurred and is reasonably estimable. Access to certain functionality on the Ariba Supplier Network is available to Ariba licensees as part of their maintenance agreements for certain products.

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, Staff Accounting Bulletin (SAB) 104 and Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; the fee is fixed or determinable; and collectibility is probable. Payment terms are considered extended when greater than 20% of an arrangement fee is due beyond twelve months from delivery. In these scenarios, fees are not “fixed or determinable”, and therefore revenue is recognized when fees are due and

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

payable. In arrangements where at least 80% of license fees are due within one year or less from delivery, the entire arrangement fee is considered fixed or determinable and revenue is recognized when the remaining basic revenue recognition criteria are met, provided that any accompanying services are not considered essential to the functionality of the software products. If collectibility is not considered probable at the inception of the arrangement, the Company does not recognize revenue until the fee is collected.

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

The Company’s customers include certain suppliers from whom, on occasion, the Company has purchased goods or services for the Company’s operations at or about the same time the Company has licensed its software to these organizations. These transactions are separately negotiated at terms the Company considers to be arm’s-

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

length. To the extent that the fair value of either the software sold or the goods or services purchased in concurrent transactions cannot be reliably determined, revenues and cost of the goods or services acquired are recorded at the net cash received or paid. Revenues for the three and six months ended March 31, 2005 and 2004 were not affected by such transactions.

Deferred revenue includes amounts received from customers for which revenue has not been recognized, and generally results from deferred maintenance and support, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized as revenue upon delivery of the Company’s product, as services are rendered, or as other requirements under SOP 97-2, SAB 104 or EITF 00-21 are satisfied. Deferred revenue excludes contract amounts for which payment has yet to be collected. Likewise, accounts receivable exclude amounts due from customers for which revenue has been deferred.

Stock-Based Compensation

The Company issues stock options to its employees and outside directors, as well as provides employees the right to purchase common stock pursuant to various stock options and employee stock purchase plans. The Company accounts for stock-based compensation under the intrinsic value method of accounting as defined by APB Opinion No. 25, Accounting for Stock Issued to Employees and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25. The Company applies the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Deferred stock-based compensation is included as a component of stockholders’ equity and is amortized by charges to operations over the vesting period of the options and restricted stock. For pro forma disclosures, the estimated fair value of options is amortized using the accelerated expense attribution method over the vesting period, and the estimated fair value of stock purchases is amortized over the six-month purchase period. This method is consistent with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The following table illustrates the effect on net (loss) income and net (loss) income per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Reported net (loss) income	$(6,891)	$(831)	$(53,643)	$5,260
Add back employee stock-based compensation expense included in reported net (loss) income	4,278	838	8,656	868
Less stock-based compensation expenses for restricted stock	(4,043)	(478)	(7,743)	(437)
Less employee stock-based compensation expense for options determined under fair value based method	(9,329)	(9,818)	(19,164)	(16,974)

Pro forma net loss	$(15,985)	$(10,289)	$(71,894)	$(11,283)

Reported basic net (loss) income per share	$(0.11)	$(0.02)	$(0.85)	$0.12

Reported diluted net (loss) income per share	$(0.11)	$(0.02)	$(0.85)	$0.11

Pro forma basic and diluted net loss per share	$(0.25)	$(0.23)	$(1.14)	$(0.25)

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

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

changes in the input assumptions can materially affect the fair value estimates. The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Employee and Director Stock Options
Risk-free interest rate	3.78%	1.79%	3.25-3.78%	1.79-2.18%
Expected lives (years)	3.1	2.5	3.1-3.2	2.5
Dividend yield	0%	0%	0%	0%
Expected volatility	97%	104%	96-97%	103-104%

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Employee Stock Purchase Plan
Risk-free interest rate	3.13%	1.01%	3.13-3.25%	1.01%
Expected lives (years)	0.5	0.5	0.5	0.5
Dividend yield	0%	0%	0%	0%
Expected volatility	96. %	104%	91-96%	104%

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

Since July 1, 2004, the results of operations of FreeMarkets have been included in the Company’s consolidated statements of operations. The following unaudited pro forma financial information is presented to reflect the results of operations for the three and six months ended March 31, 2004 as if the merger with FreeMarkets had occurred on October 1, 2003, which was the beginning of the Company’s 2004 fiscal year. The pro forma financial information includes $4.1 million and $10.3 million of nonrecurring charges incurred by FreeMarkets for the three and six months ended March 31, 2004, respectively.

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the merger actually taken place on October 1, 2003, and may not be indicative of future operating results (in thousands, except per share amounts):

	Three Months Ended March 31, 2004	Six Months Ended March 31, 2004
Total net revenues	$86,005	$172,277
Net loss	$(13,929)	$(16,416)
Net loss per share—basic and diluted	$(0.22)	$(0.26)
Weighted average shares—basic and diluted	62,108	61,952

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 3—Goodwill and Other Intangible Assets

For the three and six months ended March 31, 2005, foreign currency translation resulted in a $267,000 decrease and a $890,000 increase, respectively, in the goodwill related to the January 2003 acquisition of Goodex AG, a foreign-based entity. Also, the Company recorded a $1.2 million increase to goodwill due to the closure of an excess legacy FreeMarkets facility in March 2005. Although no goodwill impairment was recorded during the three and six months ended March 31, 2005 and 2004, there can be no assurance that future goodwill impairments will not occur.

Identifiable intangible assets as of March 31, 2005 (and their related useful lives) consist of the following (in thousands):

Identified Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Statements of Operations Classification
Existing software technology (18 months)	$10,400	$(4,315)	$6,085	Cost of revenue
Order backlog (6 months)	100	(100)	—	Operating expense
Visteon contract and related customer relationship (4 years)	3,206	(601)	2,605	Cost of revenue
Excess fair value of Visteon in-place contract over current fair value (10 months)	1,894	(1,700)	194	Revenue and cost of revenue
Other contracts and related customer relationships (3-4 years)	51,081	(10,019)	41,062	Cost of revenue and operating expense
Trademarks (5 years)	1,800	(264)	1,536	Operating expense

	$68,481	$(16,999)	$51,482

Amortization of other intangible assets for the three and six months ended March 31, 2005 totaled $5.5 million and $11.0 million, respectively. Amortization of other intangible assets for each of the three and six months ended March 31, 2004 was $76,000, related to customer relationships acquired in the acquisition of Alliente. Amortization of $5.3 million and $10.0 million related to the excess fair value of the Visteon in-place contract over current fair value, the Visteon contract and related customer relationship, other contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three and six months ended March 31, 2005, respectively. Amortization of $213,000 and $398,000 related to trademarks and other contracts and related customer relationships was recorded as operating expense in the three and six months ended March 31, 2005, respectively. Amortization of $568,000 related to the excess fair value of the Visteon in-place contract over current fair value was recorded as a reduction of revenues in the six months ended March 31, 2005.

Note 4—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in 2001 and ends in January 2013. The Company occupies 191,200 square feet in this facility, and currently subleases two and one-half buildings totaling 442,600 square feet to third parties. These subleases expire between July 2007 and August 2008. The remaining 82,200 square feet is available for sublease. Minimum monthly lease payments are $2.9 million and escalate annually, with the total future minimum lease payments amounting to $308.6 million over the remaining lease term. As part of this lease agreement, the

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Company is required to hold certificates of deposit, totaling $31.3 million as of March 31, 2005, as a form of security through fiscal year 2013. Also, the Company is required by other lease agreements to hold an additional $2.3 million of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $33.6 million is classified as restricted cash on the Company’s condensed consolidated balance sheet as of March 31, 2005.

The Company also occupies 108,900 square feet of office space in Pittsburgh, Pennsylvania under a lease covering 182,000 square feet that expires in May 2010. The remaining 73,100 square feet is available for sublease. This location consists principally of the Company’s services organization and administrative activities.

The Company leases certain equipment, software and its facilities under various noncancelable operating and immaterial capital leases with various expiration dates through 2013. Gross operating rental expense was $12.8 million and $11.5 million for the three months ended March 31, 2005 and 2004, respectively, and $25.8 million and $23.9 for the six months ended March 31, 2005 and 2004, respectively. This expense was reduced by sublease income of $4.0 million and $5.0 million for the three months ended March 31, 2005 and 2004, respectively, and $8.4 million and $12.2 million for the six months ended March 31, 2005 and 2004, respectively.

The following table summarizes future minimum lease payments and sublease income under noncancelable operating leases as of March 31, 2005 (in thousands):

Period Ending September 30,	Lease Payments	Contractual Sublease Income
2005	$24,584	$9,177
2006	48,202	18,707
2007	43,703	14,676
2008	44,043	4,755
2009	44,999	—
Thereafter	145,502	—

Total	$351,033	$47,315

Of the total operating lease commitments noted above, $115.1 million is for occupied properties and $235.9 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring and Lease Abandonment Costs

The Company recorded a charge to operations of $2.3 million and $4.1 million for the three and six months ended March 31, 2005, respectively. The charge in the three months ended March 31, 2005 was primarily for a $1.6 million adjustment to the Company’s restructuring obligation related to a prior period. The Company assessed its findings using the guidance in SAB 99, and concluded that the amount of the error was immaterial to the prior period. The remaining charge in the three and six months ended March 31, 2005 was for restructuring and integration costs in connection with the merger with FreeMarkets in order to improve the Company’s post-merger competitiveness, productivity and future operating results. These charges primarily relate to severance and related benefits for terminated employees and legal and consulting fees. The Company also recorded a $1.2 million adjustment to the restructuring obligation due to the closure of an excess legacy FreeMarkets facility in March 2005. The restructuring costs incurred are considered part of the purchase price of FreeMarkets and have been recorded as an adjustment to goodwill.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In fiscal years 2002 and 2001, the Company carried out a restructuring program to align its expense and revenue levels. As part of these programs, the Company restructured its operations, which included a reduction in its global workforce and the consolidation of excess facilities. In addition, the Company carried out another restructuring program in fiscal year 2004 to realign its business model concurrent with the FreeMarkets merger, and assumed FreeMarkets’ restructuring obligations on July 1, 2004.

The following table details accrued restructuring obligations and related restructuring activity through March 31, 2005 (in thousands):

	Severance and benefits	Lease abandonment costs	Leasehold impairments	Other integration costs	Total restructuring and integration costs
Accrued restructuring obligations as of September 30, 2003	$67	$47,809	$—	$—	$47,876
Cash paid	(5,153)	(11,696)	—	(2,560)	(19,409)
Total charge to operating expense	3,402	7,710	2,885	2,806	16,803
Asset impairment applied to asset balances	—	—	(2,885)	—	(2,885)
Restructuring obligation assumed under purchase acquisition	4,813	10,669	—	—	15,482

Accrued restructuring obligations as of September 30, 2004	3,129	54,492	—	246	57,867
Cash paid	(3,801)	(10,128)	—	(1,181)	(15,110)
Total charge to operating expense	1,578	1,593	—	935	4,106
Purchase accounting adjustment	—	1,185	—	—	1,185
Sublease early payment from tenant	—	12,387	—	—	12,387

Accrued restructuring obligations as of March 31, 2005	$906	$59,529	$—	$—	60,435

Less: current portion					17,042

Accrued restructuring obligations, less current portion					$43,393

Severance and Benefits Costs

Severance and benefits primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for sales and marketing, engineering and general and administrative personnel. During the three and six months ended March 31, 2005, an additional $390,000 and $1.6 million, respectively, of severance and benefits were recorded due to the continued reduction of its workforce as a result of the merger with FreeMarkets.

Lease Abandonment Costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Mountain View and Sunnyvale, California and Pittsburgh, Pennsylvania. Total lease abandonment costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. As of March 31, 2005, $59.5 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company’s lease abandonment accrual is net of $162.5 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $47.3 million as of March 31, 2005, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at March 31, 2005, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the Company’s Sunnyvale, California headquarters and its other principal office in Pittsburgh, Pennsylvania as of March 31, 2005 by $8.1 million.

Other Integration Costs

Other integration costs for the three and six months ended March 31, 2005 totaled $306,000 and $935,000, respectively, and consists primarily of legal and consulting fees incurred in connection with integration activity related to the Company’s merger with FreeMarkets.

Other Arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no off-balance sheet arrangements or transactions with unconsolidated limited-purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of March 31, 2005.

Litigation

IPO Class Action Litigation

During 2001, a number of purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company and FreeMarkets, and against certain of their respective former officers and directors (“Individual Defendants”) and certain of the underwriters of their respective initial public offerings (the “IPOs”). These actions purport to be brought on behalf of purchasers of the Company’s and FreeMarkets’ common stock during certain time periods commencing with their respective IPOs, and made certain claims under the federal securities laws, including Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. These actions were later consolidated into actions relating to each IPO, and were then further consolidated (for pretrial purposes) with cases brought against in excess of 300 additional issuers and their underwriters that made similar allegations. During the course of pre-trial proceedings, the plaintiffs have dismissed their claims against all of the Individual Defendants without prejudice in return for executing a tolling agreement by the Individual Defendants, and they have also dismissed without prejudice their claims against the Company under Section 11 of the Securities Act. Plaintiffs seek compensatory damages in unspecified amounts as well as other relief.

In June 2003, the Company and FreeMarkets each approved a Memorandum of Understanding (“MOU”) reflecting a settlement in which plaintiffs agreed to dismiss with prejudice the case against the Company and FreeMarkets in return for the assignment by the Company and FreeMarkets, respectively, of claims that each might have against its respective underwriters. No payment is required under the MOU. The settling parties filed formal motions seeking preliminary approval of the proposed settlement reflected in the MOU on June 25, 2004.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The underwriter defendants, who are not parties to the proposed settlement, filed a brief objecting to the settlement’s terms on July 14, 2004. The Court granted preliminary approval of the settlement on February 15, 2005, and a final fairness hearing on the settlement has been scheduled for January 2006.

In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs and underwriters. Neither the Company nor FreeMarkets is a focus case.

There can be no assurance that the preliminary approval of the settlement will be finalized at the fairness hearing. As of March 31, 2005, no amount is accrued as a loss is not probable or estimable.

Shareholder Derivative Litigation

Beginning January 27, 2003, several shareholder derivative actions were filed in the Superior Court of California for the County of Santa Clara against certain of the Company’s current and former officers and directors and against Ariba as nominal defendant. The actions were subsequently consolidated into a single action. The actions were filed by stockholders purporting to assert, on the Company’s behalf, claims for breach of fiduciary duties, aiding and abetting, violations of the California insider trading law, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and contribution and indemnification. Specifically, the claims were based on the Company’s acquisition activity and related accounting implemented by the defendants, the alleged understatement of compensation expenses as reflected in the Company’s then proposed restatement, the alleged insider trading by certain defendants, the existence of the restatement class action litigation (which was dismissed with prejudice on March 16, 2005), and the allegedly excessive compensation paid by Ariba to one of its officers, as reflected in the Company’s then proposed restatement. The complaints sought the payment by the defendants to Ariba of damages allegedly suffered by it, as well as other relief.

Plaintiffs filed an Amended Consolidated Derivative Complaint in May 2003 adding allegations relating to the Company’s April 10, 2003 announcement of the restatement of certain financial statements and also adding a cause of action for breach of contract, and filed a Second Amended Consolidated Derivative Complaint in September 2004. The Company filed a demurrer to the second amended complaint in November 2004. A hearing on the demurrer is scheduled for May 10, 2005.

In March 2003, two shareholder derivative actions were filed in the United States District Court for the Northern District of California against certain of the Company’s current and former officers and directors and against the Company as nominal defendant. The actions were subsequently consolidated into a single action. These actions were filed by shareholders purporting to assert, on the Company’s behalf, claims for violations of the Sarbanes-Oxley Act, violations of the California insider trading law, breach of fiduciary duties, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Specifically, the claims were based on the Company’s announcements that it intended to and/or had restated certain financial statements and on alleged insider trading by certain defendants. The complaints sought the payment by the defendants to the Company of damages allegedly suffered by the Company, as well as other relief.

Plaintiffs filed an Amended Consolidated Derivative Complaint on June 26, 2003. In November 2003 the Court granted a stay of the action in light of the related securities class action litigation, which was later dismissed with prejudice on March 16, 2005. Accordingly, this action is currently stayed. As of March 31, 2005, no amount is accrued as a loss is not probable or estimable.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Litigating existing and potential shareholder derivative actions and securities class actions will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses are ultimately unsuccessful in these actions, or if it is unable to achieve a favorable settlement, the Company could be liable for large damages awards that could seriously harm its business, results of operation and financial condition.

Litigation Relating To the Company’s Merger with FreeMarkets

On September 16, 2004, a purported shareholder class action was filed against the Company and the individual board members of the FreeMarkets Board of Directors in Delaware Chancery Court by stockholders who held FreeMarkets common stock from January 23, 2004 through July 1, 2004. The complaint alleges various breaches of fiduciary duty and a violation of the Delaware General Corporation Law on the part of the former FreeMarkets board members in connection with the merger between the Company and FreeMarkets, which was consummated on July 1, 2004. The plaintiff in this action contends, among other things, that the FreeMarkets board members breached their fiduciary duties to FreeMarkets’ common stockholders by negotiating the merger with the Company so as to provide themselves with downside protection against a decline in the Company’s market price through a beneficial option exchange formula while failing to provide the common stockholders protection in the event of a drop in the price of the Company’s stock, by contractually obligating themselves to recommend unanimously that FreeMarkets’ stockholders approve the merger, by failing to disclose to FreeMarkets’ stockholders certain material information before the merger closed, and by breaching their duties of loyalty to the common stockholders in various other respects. As FreeMarkets’ corporate successor, the Company is alleged to be liable for the FreeMarkets board members’ violation of the Delaware General Corporation Law. Plaintiff seeks disgorgement of benefits by the individual defendants, as well as monetary and rescissory damages from all of the defendants, jointly and severally.

The defendants’ Motion to Dismiss the complaint was submitted to the Delaware Chancery Court on February 4, 2005, and full briefing is expected to be completed within the next 90 days. As of March 31, 2005, no amount is accrued as a loss is not probable or estimable.

Defending against class action litigation relating to the Company’s merger with FreeMarkets may require significant management time and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses are unsuccessful or it is unable to settle on favorable terms, the Company could be liable for a large damages award that could seriously harm its business and results of operations.

FreeMarkets Securities Class Action Litigation

Beginning in April 2001, eleven securities fraud class action complaints were filed against FreeMarkets and two of its executive officers in the United States District Court for the Western District of Pennsylvania. The complaints, all of which assert the same claims, stem from FreeMarkets’ announcement on April 23, 2001 that, as a result of discussions with the SEC, it was considering amending its fiscal year 2000 financial statements for the purpose of reclassifying fees earned by FreeMarkets under a service contract with Visteon. All of the cases have been consolidated into a single proceeding. On March 10, 2004, the Court certified the case as a class action. The certification order is now on appeal to the United States Court of Appeals for the Third Circuit. Although the case is in the discovery phase, only a limited amount of discovery has been taken. The Company believes that the Plaintiffs’ allegations are without merit and it intends to continue to defend these claims vigorously. As of March 31, 2005, no amount is accrued as a loss is not probable or estimable.

Defending against the FreeMarkets securities class action litigation may require significant management time and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses are

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

unsuccessful or it is unable to settle on favorable terms, the Company could be liable for a large damages award that could seriously harm its business and results of operations.

General

In addition, the Company has been or is subject to various claims and legal actions arising in the ordinary course of business. For instance, in the three months ended March 31, 2005, the Company paid $37.0 million to settle a lawsuit brought by ePlus, Inc. alleging that three of its products, Ariba Buyer, Ariba Marketplace and Ariba Category Procurement, infringed patents held by them. In addition, the Company is a defendant in a case pending in the United States District Court for the Northern District of California wherein the plaintiff alleges various contract and tort causes of action. A case management conference in that case is set for June 2005, at which a trial date should be selected. The Company is also a defendant in a case pending in state court in Hillsborough County, Florida, wherein the plaintiffs allege various contract and tort causes of action. That case is set for trial in June 2005. The Company has accrued for estimable and probable losses in its consolidated financial statements for those matters where it believes that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. There can be no assurance that existing or future litigation arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows, or that the amount of accrued losses is sufficient for any actual losses that may be incurred.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of March 31, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

Note 5—Minority Interests in Subsidiaries

As of March 31, 2005 and September 30, 2004, minority interests of $141,000 and $19.5 million, respectively, are recorded on the condensed consolidated balance sheets in order to reflect the share of the net

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

assets of Nihon Ariba K.K. (“Nihon Ariba”) and Ariba Korea Ltd. (“Ariba Korea”) held by minority investors. In addition, the Company increased consolidated net loss by $2,000 and reduced consolidated net loss by $253,000 for the three months ended March 31, 2005 and 2004, respectively, and increased consolidated net loss by $18,000 and reduced consolidated net income by $160,000 for the six months ended March 31, 2005 and 2004, respectively, representing the minority interests’ share of net income or loss of these majority-owned subsidiaries.

In October 2004, the Company purchased the 41% interest in Nihon Ariba and the 42% interest in Ariba Korea held by Softbank Corp., a Japanese corporation, and its subsidiaries (collectively “Softbank”) for $3.5 million. See Note 9 for a discussion of the Softbank settlement agreement. The Company purchased an additional 2% interest in Nihon Ariba held by various shareholders. These transactions resulted in a $733,000 and $19.5 million reduction to minority interests during the three and six months ended March 31, 2005, respectively.

Note 6—Stockholders’ Equity

Reverse Stock Split

On July 1, 2004, the Company effected a one-for-six reverse split of its outstanding common stock. The information contained herein gives retroactive effect to the reverse stock split for all periods presented.

Common Stock Repurchase Program

In October 2002, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of its common stock. In July 2004, the Board of Directors approved an extension of this stock repurchase program. Under the extended program, the Company may repurchase up to $50.0 million of its common stock from time to time, expiring after eighteen months, in compliance with the SEC’s regulations and other legal requirements and subject to market conditions and other factors. Stock purchases under the common stock repurchase program may be made periodically in the open market based on market conditions. During the year ended September 30, 2004, the Company repurchased and retired 806,000 shares of common stock at an average price of $7.97 per share for a total of $6.4 million. There were no shares of common stock repurchased during the three and six months ended March 31, 2005.

Deferred Stock-Based Compensation

During fiscal year 2004 and the six months ended March 31, 2005, the Company granted 365,000 and 2.1 million shares, respectively, of restricted common stock to executive officers and certain employees. Net deferred stock-based compensation of $5.8 million was recorded during fiscal year 2004 and $22.4 million was recorded during the six months ended March 31, 2005. These amounts will be amortized in accordance with FASB Interpretation No. 28 over the vesting periods of the individual restricted common stock grants, which are between eighteen months and five years. During the three months ended March 31, 2005 and 2004, the Company recorded $4.3 million and $838,000 of stock-based compensation expense, respectively. During the six months ended March 31, 2005 and 2004, the Company recorded $8.7 million and $868,000 of stock-based compensation expense, respectively. As of March 31, 2005, the Company had an aggregate of $19.2 million of deferred stock-based compensation remaining to be amortized.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock-Based Compensation Plans

A summary of the activity related to the Company’s stock options is presented below:

	Six Months Ended March 31, 2005
	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	13,103,476	$20.03
Granted	1,241,531	$10.72
Exercised	(952,332)	$5.57
Forfeited	(1,634,767)	$24.84

Outstanding at end of period	11,757,908	$19.59

Exercisable at end of period	6,909,065	$23.03

The following table summarizes information about stock options outstanding as of March 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.01—$ 10.43	2,638,151	7.48	$7.68	942,665	$4.90
$10.44—$ 16.62	3,458,265	8.23	$13.73	1,440,492	$14.34
$16.63—$ 20.52	2,600,521	7.33	$18.37	1,918,613	$18.13
$20.53—$ 28.88	2,496,176	6.36	$25.54	2,152,078	$25.86
$28.88—$733.50	564,795	5.60	$90.51	455,217	$95.30

$ 0.01—$733.50	11,757,908	7.34	$19.59	6,909,065	$23.03

Comprehensive (Loss) Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive (loss) income for the three and six months ended March 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net (loss) income	$(6,891)	$(831)	$(53,643)	$5,260
Unrealized (loss) gain on securities	(113)	210	(323)	(280)
Foreign currency translation adjustments	(1,590)	569	3,019	1,270
Net investment hedge gains	1,342	—	973	—

Comprehensive (loss) income	$(7,252)	$(52)	$(49,974)	$6,250

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive income as of March 31, 2005 and September 30, 2004 are as follows (in thousands):

	March 31, 2005	September 30, 2004
Unrealized loss on securities	$(682)	$(359)
Foreign currency translation adjustments	5,012	1,993
Net investment hedge gains	973	—

Accumulated other comprehensive income	$5,303	$1,634

The Company has gross unrealized losses of $682,000 on its investments as of March 31, 2005. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2005.

In March 2005 and December 2004, the Company hedged the net assets of Ariba Korea and Nihon Ariba, respectively, using foreign currency forward contracts (Korean Won and Japanese Yen) to offset the translation and economic exposures related to the Company’s investments in these subsidiaries. The change in fair value of the forward contracts attributable to the changes in forward exchange rates (the effective portion) is reported in stockholders’ equity to offset the translation results on the net investments. The Korean Won and Japanese Yen investment hedges minimize currency risk arising from net assets held in Korean Won and Japanese Yen as a result of the Softbank settlement in October 2004. The notional amount of the Korean Won and Japanese Yen investment hedges were 2.0 billion Korean Won ($2.0 million) and 3.0 billion Japanese Yen ($28.3 million) as of March 31, 2005. The unrealized net gain on the investment hedges reported in stockholders’ equity was $973,000 as of March 31, 2005

Note 7—Net (Loss) Income Per Share

The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net (loss) income	$(6,891)	$(831)	$(53,643)	$5,260

Weighted-average common shares outstanding	65,908	45,525	65,306	45,301
Less: Weighted-average common shares subject to repurchase	(2,390)	(212)	(2,193)	(145)

Weighted-average common shares—basic	63,518	45,313	63,113	45,156
Add: Weighted-average common shares subject to repurchase	—	—	—	145
Add: Weighted-average common stock equivalents	—	—	—	1,108

Weighted-average common shares—diluted	63,518	45,313	63,113	46,409

Net (loss) income per common share—basic	$(0.11)	$(0.02)	$(0.85)	$0.12
Net (loss) income per common share—diluted	$(0.11)	$(0.02)	$(0.85)	$0.11

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

For the three months ended March 31, 2005 and 2004, 10.5 million and 3.0 million weighted-average potential common shares, respectively, are excluded from the determination of diluted net (loss) income per share, as the effect of such shares is anti-dilutive. For the six months ended March 31, 2005 and 2004, 9.4 million and 2.8 million weighted-average potential common shares, respectively, are excluded from the determination of diluted net (loss) income per share, as the effect of such shares is anti-dilutive. Further, the potential common shares for each of the three and six months ended March 31, 2005 and 2004 exclude 86,000 and 140,000 shares, respectively, which would be issuable under certain warrants contingent upon completion of certain milestones.

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

The Company’s license revenues are derived from a similar group of software applications that are sold individually or in combination. Subscription revenues consist mainly of fees for software access subscription and hosted software services. Maintenance revenues consist primarily of Ariba Buyer and Ariba Sourcing product maintenance fees. Services and other revenues consist of fees for implementation services, consulting services, managed services, training, education, premium support and other miscellaneous services. Revenues by similar product and service groups are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
License revenues	$12,615	$15,940	$29,737	$34,616
Subscription revenues	11,805	1,932	23,412	4,227
Maintenance revenues	19,419	19,597	39,240	39,369
Services and other revenues	37,429	18,539	75,808	30,527

Total	$81,268	$56,008	$168,197	$108,739

Information regarding revenues and long-lived assets in geographic areas are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenues:
United States	$56,931	$41,118	$119,436	$78,059
International	24,337	14,890	48,761	30,680

Total	$81,268	$56,008	$168,197	$108,739

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	March 31, 2005	December 31, 2004
Long-Lived Assets:
United States	$20,080	$20,578
International	2,854	3,501

Total	$22,934	$24,079

Revenues are attributed to countries based on the location of the Company’s customers. The Company’s international revenues were derived primarily from sales in Europe and Asia. The Company had net assets of $44.9 million and $40.7 million related to its international locations as of March 31, 2005 and September 30, 2004, respectively.

Note 9—Related Party Transactions

Executive Agreements

In fiscal year 2001, the Company entered into an agreement with Robert Calderoni, its CEO, pursuant to which he was entitled to receive annual cash payments from the Company to compensate him for income tax incurred as a result of loan forgiveness and cash payments. As a result, the Company incurred additional compensation expense averaging $267,000 per quarter through the quarter ended December 31, 2004.

The Company entered into an agreement with another executive officer in October 2001 which provided for an unsecured loan in the amount of $1,500,000. The principal amount of the loan was to become payable in full immediately after termination of the individual’s employment for any reason other than a termination by the Company without cause. Further, the agreement provided that the loan would be forgiven over three years based on continued service. This loan was fully forgiven in October 2004.

The Company entered into an agreement with a third executive officer in April 2002 which provided for two unsecured loans, the first in the amount of $600,000 and the second in the amount of $400,000. The principal amounts of the loans were to become immediately payable in full if the individual’s employment terminated. These loans were fully forgiven in December 2004.

The Company recorded the principal amounts of these loans as an operating expense in fiscal year 2002 based upon its assessment at that time that recoverability of the loans in the event of the employees’ termination prior to the expiration of the related forgiveness periods was remote.

Softbank Agreements

In fiscal year 2001, the Company sold 41% of its consolidated subsidiary, Nihon Ariba, and 42% of its consolidated subsidiary, Ariba Korea, to Softbank. A subsidiary of Softbank also received the right to distribute the Company’s products from these subsidiaries in their respective jurisdictions. The Company recorded license and maintenance revenues of $255,000 and $408,000 in the three months ended March 31, 2005 and 2004, respectively and $1.2 million and $3.3 million in the six months ended March 31, 2005 and 2004, respectively, related to transactions with Softbank, including license and maintenance revenues recognized pursuant to their long-term revenue commitment.

In June 2003, the Company commenced an arbitration proceeding against Softbank for failing to meet its contractual revenue commitments. In response to Ariba’s arbitration demand, Softbank filed a counterdemand alleging breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing and fraud related to Nihon Ariba and Ariba Korea.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

In October 2004, the Company entered into a definitive agreement with Softbank settling their dispute. Under the terms of the agreement, the Company acquired Softbank’s 41% interest in Nihon Ariba and its 42% interest in Ariba Korea for $3.5 million, as well as returned to Softbank $43.0 million of the interim payments made by Softbank pursuant to the arbitration proceeding. In addition, Softbank paid $20.0 million for a new three-year term license of certain Ariba software products for use by Softbank and its affiliates and for the benefit of unaffiliated third-party customers in Japan. The net cash outflow from these transactions was $26.5 million.

The settlement agreement resulted in the elimination of Softbank’s minority interests of $18.8 million from the Company’s consolidated balance sheets. A total of $37.0 million was recorded as “Deferred income—Softbank.” As the Company was unable to determine the respective fair value of the amounts that related to Softbank’s software license, related maintenance and the settlement of the Company agreements with Softbank, the $37.0 million will be recognized ratably as “Other income—Softbank” over the three-year software license term. The $37.0 million of deferred income is comprised of the following: $20.0 million from the software license; the $15.3 million difference between the $18.8 million in carrying value of the minority interests and the $3.5 million paid to acquire those interests; and $1.7 million in fair value adjustments, primarily related to deferred revenue, from the acquisition of Softbank’s minority interests. The Company also made a provision for taxes of $4.8 million in the three-month period ended December 31, 2004 as a result of the settlement. The Company recorded $2.8 million in income related to the Softbank settlement in the three months ended March 31, 2005. As of March 31, 2005, deferred income—Softbank was $34.1 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading “Risk Factors” and the risks discussed in our other SEC filings, including our Annual Report on Form 10-K filed with the SEC on December 14, 2004 and amended on January 28, 2005.

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

We have aligned our business model with the way we believe customers want to purchase and deploy spend management solutions. Customers may generally subscribe to our software products and services for a specified term, purchase a perpetual software license and/or pay for services on a time-and-materials basis, depending upon their business requirements. Our revenue is comprised of license fees, subscription and maintenance fees, and services and other fees. License revenue consists of fees charged for the use of our software products under perpetual or term agreements. Subscription and maintenance revenue consists of fees charged for hosted software solutions, fees for product updates and product support, and fees paid by suppliers for access to the Ariba Supplier Network. Services and other revenue consists of fees for implementation services, consulting services, managed services, training, education, premium support and other miscellaneous services.

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

Overview of Quarter Ended March 31, 2005

Introduction

Several major factors had a significant impact on our business during the second quarter of fiscal year 2005. Most notable was our merger with FreeMarkets on July 1, 2004 and our acquisitions of Alliente and Softface in the first half of fiscal year 2004. The business combinations from fiscal year 2004 added to our software and services capabilities and increased our revenues. We also experienced organic growth in our services revenues, as our business model continues to shift from software sales to providing comprehensive solutions including both software applications and strategic services. Partially offsetting these positive factors was the falloff in revenue from our strategic relationship with Softbank and the continued difficult selling environment for enterprise software applications. In summary, these and other factors caused our revenues to increase by 45% from $56.0 million in the second quarter of fiscal year 2004 to $81.3 million in the same period of fiscal year 2005.

More specifically, license revenues of $12.6 million were down 21% compared to the second quarter of fiscal year 2004, primarily due to the difficult selling environment, particularly for large enterprise software deals, and a shift from perpetual software licenses to more subscription and hosted term licenses. Subscription and maintenance revenues of $31.2 million were up 45% compared to the second quarter of fiscal year 2004, primarily due to the addition of software subscription revenues from FreeMarkets, while maintenance revenues were relatively flat. Finally, services and other revenues of $37.4 million were up 102% compared to the second quarter of fiscal year 2004, primarily due to the addition of service revenues from FreeMarkets, as well as organic growth of the Ariba services organization. While the addition of the subscription and services business from FreeMarkets increased our reported revenues on a year-over-year basis, this revenue stream has been declining, and we expect this trend to continue for at least the next few quarters.

As a result of these trends, we experienced a significant shift in our revenue mix, with license revenues contributing 16% of total revenues compared to 28% in the second quarter of fiscal year 2004, subscription and maintenance revenues contributing 38% of total revenues in the second quarter of fiscal year 2005 and 2004, and services and other revenues contributing 46% of total revenues compared to 33% in the second quarter of fiscal year 2004. Since the cost of software license revenues is typically much lower than the cost of services revenues, the shift in our revenue mix contributed to a decline in our gross margin for the quarter to 45% compared to 62% in the second quarter of fiscal year 2004. Also contributing to the decline in our gross margin was a charge of $5.3 million for the amortization of acquired technology.

Operating expenses increased to $43.5 million compared to $37.1 million in the second quarter of fiscal year 2004. The increase in operating expenses can primarily be attributed to the additional operating infrastructure from FreeMarkets, Alliente and Softface, as well as to increased charges for stock-based compensation and post-merger integration activity. In sum, our total expenses, including cost of revenue and other items, increased to $88.2 million compared to $56.8 million in the second quarter of fiscal year 2004, which caused a net loss of $6.9 million compared to $831,000 in the second quarter of fiscal year 2004.

Outlook for Fiscal Year 2005

As a result of our merger with FreeMarkets, we expect total revenues and expenses to increase significantly during fiscal year 2005 relative to fiscal year 2004. In addition, we have incurred and expect to incur additional expenses related to the merger, including restructuring and severance payments and the amortization of acquired intangible assets. These restructuring activities have helped to lower our cost of revenue, sales and marketing, research and development, and general and administrative expenses to $84.6 million for the quarter ended March 31, 2005 from $89.1 million for the quarter ended September 30, 2004 (the first full quarter of combined operations after the merger with FreeMarkets).

While we have realized cost synergies from our merger with FreeMarkets, our revenues have declined sequentially from the first quarter to the second quarter of fiscal year 2005. We believe the sequential decline in our revenue was due to several factors, including (1) a difficult spending environment for enterprise software vendors, (2) a shift in our mix of software revenue from perpetual licenses to subscription and hosted term licenses, and (3) the decline in our subscription services business and lower utilization levels for our field delivery team. In addition, while cross-selling to the legacy Ariba and FreeMarkets customer bases has had a positive impact on our business, it has been slower to develop than we had originally anticipated.

We believe that many of these trends may continue, and our current expectation is that revenues may again decline sequentially in the third quarter of fiscal year 2005. Based on the anticipated lower level of revenues, we expect to take additional restructuring actions over the next few quarters in an attempt to further reduce our cost structure.

We believe that our success for the remainder of fiscal year 2005 will depend largely on our ability to stabilize our base of revenues and capture further cost savings through our restructuring efforts. To stabilize our revenues, we will need to (1) drive greater acceptance of our spend management solutions, (2) continue to capitalize on cross-selling opportunities from our merger with FreeMarkets, and (3) develop new revenue streams, such as procurement outsourcing, low-cost country sourcing services and fees from the Ariba Supplier Network.

We believe that key risks to our future revenues include: our ability to realize our cross-selling objectives; our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; our ability to generate organic growth; the market acceptance of spend management solutions as a standalone market category; the overall level of information technology spending; and potential declines in average selling prices. We believe that key risks to our future operating profitability include: our ability to maintain or grow our revenues; a shift in our mix of revenues from higher margin license fees to lower margin services and other fees; our success in integrating our recent business combinations, particularly our merger with FreeMarkets; our ability to maintain utilization of our services organization; and the potential adverse impacts resulting from legal proceedings. Our prospects must be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in new and rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

Results of Operations

The following table sets forth statements of operations data for the periods indicated (in thousands, except per share data). The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. In addition, the results of operations for the three and six months ended March 31, 2005 include the effects of the FreeMarkets merger on July 1, 2004. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Form 10-K for the fiscal year ended September 30, 2004 filed with the SEC on December 14, 2004 and amended on January 28, 2005.

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenues:
License	$12,615	$15,940	$29,737	$34,616
Subscription and maintenance	31,224	21,529	62,652	43,596
Services and other	37,429	18,539	75,808	30,527

Total revenues	81,268	56,008	168,197	108,739

Cost of revenues:
License	1,054	217	1,748	1,584
Subscription and maintenance	7,116	5,396	14,352	10,780
Services and other	31,617	15,632	61,385	25,793
Amortization of acquired technology and customer intangible assets	5,281	—	9,981	—

Total cost of revenues	45,068	21,245	87,466	38,157

Gross profit	36,200	34,763	80,731	70,582

Operating expenses:
Sales and marketing	19,349	20,353	44,022	33,908
Research and development	12,260	12,784	24,662	25,061
General and administrative	7,918	4,921	16,532	9,464
Other income—Softbank	(2,795)	—	(2,795)	—
Amortization of other intangible assets	213	76	398	76
Stock-based compensation	4,278	838	8,656	868
Restructuring and integration	2,282	(1,917)	4,099	(1,917)
Litigation provision	—	—	37,000	—

Total operating expenses	43,505	37,055	132,574	67,460

(Loss) income from operations	(7,305)	(2,292)	(51,843)	3,122
Interest and other income, net	640	953	3,255	1,771

Net (loss) income before income taxes	(6,665)	(1,339)	(48,588)	4,893
Provision (benefit) for income taxes	224	(255)	5,037	(527)
Minority interests in net income (loss) of consolidated subsidiaries	2	(253)	18	160

Net (loss) income	$(6,891)	$(831)	$(53,643)	$5,260

Comparison of the Three and Six Months Ended March 31, 2005 and 2004

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements and “Application of Critical Accounting Policies and Estimates” below for a description of our accounting policy related to revenue recognition.

License

Total license revenues for the three months ended March 31, 2005 were $12.6 million, a 21% decrease from the $15.9 million for the three months ended March 31, 2004. Total license revenues for the six months ended March 31, 2005 were $29.7 million, a 14% decrease from the $34.6 million for the six months ended March 31, 2004. These declines in revenue are attributable to the continued difficult selling environment for enterprise software applications and a shift from perpetual license sales to more subscription and hosted term license software sales. In the future, we believe that license revenues in any quarter will be increasingly dependent on new customer licenses entered into in that quarter rather than on revenues from licenses entered into in prior quarters.

Our backlog is the value of software license contracts entered into by us with customers or resellers for which no revenue or deferred revenue has been recognized. In the quarter ended March 31, 2005, our backlog remained relatively consistent compared to December 31, 2004. We do not believe that backlog is a meaningful indicator of future revenues in any particular period for the following reasons: many of the contracts representing our backlog are cancelable or subject to performance conditions, a substantial portion of our license revenues in any period are realized from contracts entered into in that period, and an increasing portion of our revenues are realized from our services business.

Subscription and maintenance

Subscription and maintenance revenues for the three months ended March 31, 2005 were $31.2 million, a 45% increase over the $21.5 million recorded in the three months ended March 31, 2004. Subscription revenues for the three months ended March 31, 2005 were $11.8 million, a 511% increase over the $1.9 million for the three months ended March 31, 2004, primarily attributable to an expansion of our product lines as a result of our merger with FreeMarkets and the sale of more hosted term licenses. Maintenance revenues for the three months ended March 31, 2005 were $19.4 million, relatively consistent with the $19.6 million for the three months ended March 31, 2004.

Subscription and maintenance revenues for the six months ended March 31, 2005 were $62.7 million, a 44% increase over the $43.6 million for the six months ended March 31, 2004. Subscription revenues for the six months ended March 31, 2005 were $23.4 million, a 454% increase over the $4.2 million for the six months ended March 31, 2004, primarily attributable to an expansion of our product lines as a result of our merger with FreeMarkets. Maintenance revenues for the six months ended March 31, 2005 were $39.2 million, relatively consistent with the $39.4 million for the six months ended March 31, 2004. We expect our merger with FreeMarkets will continue to result in increased subscription and maintenance revenues in fiscal year 2005 as compared to fiscal year 2004.

Services and other

Services and other revenues for the three months ended March 31, 2005 were $37.4 million, a 102% increase over the $18.5 million for the three months ended March 31, 2004. The increase in services and other revenues is due to $16.1 million from services revenues added as a result of our merger with FreeMarkets and $1.9 million from organic growth.

Services and other revenues for the six months ended March 31, 2005 were $75.8 million, a 148% increase over the $30.5 million for the six months ended March 31, 2004. The increase in services and other revenues is due to $33.2 million from services revenues added as a result of our merger with FreeMarkets, $9.6 million from organic growth and $2.4 million from Ariba Managed Services added as a result of our acquisition of Alliente in the second quarter of 2004. We are continuing to invest in our services business which we believe is strategic to selling our spend management solutions. We anticipate that services and other revenues will represent an increasing portion of total revenues in fiscal year 2005, partly due to the inclusion of the results of operations of FreeMarkets for a full fiscal year.

Cost of Revenues

License

Cost of license revenues consists of product, delivery and royalty costs. Cost of license revenues for the three months ended March 31, 2005 was $1.1 million, a 386% increase from the $217,000 for the three months ended March 31, 2004. This increase is primarily due to a $722,000 increase in royalties due to third parties.

Cost of license revenues for the six months ended March 31, 2005 was $1.7 million, a 10% increase from the $1.6 million for the six months ended March 31, 2004. This increase is primarily due to a $379,000 increase in royalties due to third parties, partially offset by a decrease of $271,000 in co-sale and reseller fees.

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for implementation and services, hosting services, technical support, facilities and equipment costs. Cost of subscription and maintenance revenues for the three months ended March 31, 2005 was $7.1 million, a 32% increase over the $5.4 million for the three months ended March 31, 2004. This increase is the result of a $1.7 million increase in the cost of subscription services, primarily due to the inclusion of the results of operations of FreeMarkets in the current period.

Cost of subscription and maintenance revenues for the six months ended March 31, 2005 was $14.4 million, a 33% increase over the $10.8 million for the six months ended March 31, 2004. This increase is the result of a $3.6 million increase in the cost of subscription services, primarily due to the inclusion of the results of operations of FreeMarkets in the current period.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, training personnel, facilities and equipment costs. Cost of services and other revenues for the three months ended March 31, 2005 was $31.6 million, a 102% increase over the $15.6 million for the three months ended March 31, 2004. The increase is a result of additional personnel costs associated with our merger with FreeMarkets and organic growth, all of which resulted in increased services personnel.

Cost of services and other revenues for the six months ended March 31, 2005 was $61.4 million, a 138% increase over the $25.8 million for the six months ended March 31, 2004. The increase is a result of additional personnel costs associated with our acquisition of Alliente, the merger with FreeMarkets and organic growth, both of which resulted in increased services personnel. We anticipate that cost of services and other revenues will increase significantly in fiscal year 2005 as compared to fiscal year 2004, primarily due to the inclusion of the results of operations of FreeMarkets for a full fiscal year.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of the costs allocated to technology and customer relationships in our fiscal year 2004 business combinations with Alliente, Softface and FreeMarkets. This expense amounted to $5.3 million and $10.0 million for the three and six months ended March 31, 2005, respectively.

Gross profit

Our gross margin for the three months ended March 31, 2005 was 45% compared to 62% for the three months ended March 31, 2004, and our gross margin for the six months ended March 31, 2005 was 48% compared to 65% for the six months ended March 31, 2004. This change primarily reflects the shift in our revenue mix to revenues with lower gross margins as a result of the merger with FreeMarkets. We anticipate that our gross margin may decline further in the future to the extent that subscription and maintenance and services revenues increase as a percentage of total revenues.

Operating Expenses

Sales and marketing

Sales and marketing includes costs associated with our sales, marketing and product marketing personnel, and consists primarily of compensation and benefits, commissions and bonuses, promotional and advertising and travel and entertainment expenses related to these personnel, as well as the provision for doubtful accounts. Sales and marketing expenses for the three months ended March 31, 2005 were $19.3 million, a 5% decrease from the $20.4 million for the three months ended March 31, 2004. This decrease is primarily due to decreased legal costs of $5.5 million related to the settlement of a litigation matter involving a marketing alliance program partner in the three months ended March 31, 2004, partially offset by increased compensation and benefits expense of $2.5 million due to the 32% increase in average headcount primarily due to the merger with FreeMarkets and by increased bad debt expense in the amount of $1.1 million due to a deterioration in the aging of our accounts receivable.

Sales and marketing expenses for the six months ended March 31, 2005 were $44.0 million, a 30% increase over the $33.9 million for the six months ended March 31, 2004. This increase is primarily due to the following: (1) increased compensation and benefits expense of $6.6 million resulting from a 33% increase in average headcount, primarily due to the merger with FreeMarkets; (2) increased bad debt expense in the amount of $1.8 million due to a deterioration in the aging of our accounts receivable; (3) increased travel costs of $1.4 million from the increase in headcount; and (4) increased advertising costs of $1.1 million.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes employee compensation and benefits, consulting costs and the cost of software development tools and equipment. Research and development expenses for the three months ended March 31, 2005 were $12.3 million, a 4% decrease from the $12.8 million for the three months ended March 31, 2004. This decrease is primarily attributable to a slight decrease in facilities and equipment expense of $374,000, primarily due to a decrease in depreciation expense as office equipment reaches its maximum depreciable lives.

Research and development expenses for the six months ended March 31, 2005 were $24.7 million, which is relatively consistent with the $25.1 million recorded in the six months ended March 31, 2004.

General and administrative

General and administrative includes costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the three months ended March 31, 2005 were $7.9 million, a 61% increase from the $4.9 million for the three months ended March 31, 2004. This increase is primarily due to the following: (1) increased compensation and benefits of $1.5 million relating to an increase in average headcount, primarily due to the merger with FreeMarkets; and (2) increased legal expenses of $2.6 million primarily related to a patent infringement case settled in February 2005. For further discussion, see Note 4 to the unaudited Condensed Consolidated Financial Statements.

General and administrative expenses for the six months ended March 31, 2005 were $16.5 million, a 75% increase from the $9.5 million for the six months ended March 31, 2004. This increase is primarily due to the following: (1) increased compensation and benefits of $2.4 million relating to an increase in average headcount, primarily due to the merger with FreeMarkets; and (2) increased legal expenses of $4.3 million primarily related to a patent infringement case settled in February 2005. For further discussion, see Note 4 to the unaudited Condensed Consolidated Financial Statements.

Other income—Softbank

During the three months ended March 31, 2005, we recorded $2.8 million of income from the settlement with Softbank entered into in October 2004. The $37.0 million of deferred income recorded upon the settlement of the Softbank agreement is being recognized into income, starting in January 2005, over the remaining term of the three year license. For further discussion, see Note 9 to the unaudited Condensed Consolidated Financial Statements.

Amortization of other intangible assets

Amortization of other intangible assets was $213,000 and $398,000 for the three and six months ended March 31, 2005, respectively, which consisted of trademarks acquired from our merger with FreeMarkets, our acquisitions of Softface and Alliente and our acquisition of the minority interests of Nihon Ariba and Ariba Korea from Softbank. Amortization of other intangible assets was $76,000 for each of the three and six months ended March 31, 2004, which consisted of trademarks acquired from our acquisition of Alliente. We anticipate amortization of other intangible assets will remain relatively consistent in the near term.

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

During the three and six months ended March 31, 2005, we granted 69,000 and 2.1 million shares, respectively, of restricted stock to executive officers and certain employees. Net deferred stock-based compensation of $22.4 million was recorded during the six months ended March 31, 2005. This amount will be amortized in accordance with FIN 28 over the vesting periods of the individual restricted common stock grants, which are between two to three years. During the three months ended March 31, 2005 and 2004, we recorded $4.3 million and $838,000 of stock-based compensation expense, respectively. During the six months ended

March 31, 2005 and 2004, we recorded $8.7 million and $868,000 of stock-based compensation expense, respectively. As of March 31, 2005, we had an aggregate of $19.2 million of deferred stock-based compensation remaining to be amortized.

Restructuring and integration

We recorded a charge to operations of $2.3 million and $4.1 million during the three and six months ended March 31, 2005 for restructuring and integration costs in connection with our merger with FreeMarkets in order to improve our post-merger competitiveness, productivity and future operating results. The charge in the three months ended March 31, 2005 was primarily for a $1.6 million adjustment to our restructuring obligation related to a prior period. We assessed our findings using the guidance in SEC Staff Accounting Bulletin No. 99, and concluded that the amount of the error was immaterial to the prior period. The remaining charges for the three and sixth months ended March 31, 2005 primarily relate to severance and related benefits for terminated employees and consulting fees. During the three months ended March 31, 2004, we recorded a benefit to operating expense of $1.9 million primarily as a result of entering into a sublease agreement which was not anticipated in previous estimates of the restructuring obligations.

Litigation provision

We recorded a $37.0 million provision related to the settlement of our patent infringement litigation during the six months ended March 31, 2005. For further discussion, see Note 4 to the unaudited Condensed Consolidated Financial Statements.

Interest and other income, net

Interest and other income, net for the three months ended March 31, 2005 was $640,000, a 33% decrease from the $953,000 recorded in the three months ended March 31, 2004. The decrease is primarily attributable to a 30% decrease in average cash and cash equivalents, investments and restricted cash, primarily due to the settlement of patent litigation with ePlus in February 2005 and the merger with FreeMarkets in July 2004. Interest and other income, net for the six months ended March 31, 2005 was $3.3 million, an 84% increase over the $1.8 million recorded in the six months ended March 31, 2004. The increase is primarily attributable to an increase in realized foreign currency transaction gains in the amount of $1.1 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries and foreign currency transaction gains in the amount of $331,000 on intercompany transactions. The foreign currency transaction gains are primarily due to the U.S. dollar weakening against the Euro and the British Pound in the six months ended March 31, 2005.

Provision (benefit) for income taxes

Provision for income taxes for the three months ended March 31, 2005 was $224,000, compared to a benefit of $255,000 for the three months ended March 31, 2004. Provision for income taxes for the six months ended March 31, 2005 was $5.0 million, compared to a benefit of $527,000 for the six months ended March 31, 2004. The increase in the six months ended March 31, 2005 is primarily attributable to the $4.8 million tax effect related to the buy-out of the minority interests from Softbank in October 2004.

Minority interests

In the three months ended March 31, 2005, we purchased an approximate 2% minority interest in Nihon Ariba held by minority shareholders. In October 2004, we purchased the 41% interest in Nihon Ariba and the 42% interest in Ariba Korea held by Softbank for $3.5 million. These transactions resulted in a $733,000 and $19.5 million reduction to minority interests during the three and six months ended March 31, 2005, respectively.

We increased consolidated net loss by $2,000 and decreased consolidated net loss by $253,000, representing the minority interests’ share of Nihon Ariba’s and Ariba Korea’s income (loss) for the three months ended March 31, 2005 and 2004, respectively. We increased consolidated net loss by $18,000 and reduced net income by $160,000 representing the minority interests’ share of Nihon Ariba’s and Ariba Korea’s income for the six months ended March 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

As of March 31, 2005, we had $120.6 million in cash, cash equivalents and investments and $33.6 million in restricted cash, for total cash, cash equivalents and investments of $154.2 million. Our working capital on March 31, 2005 was $18.5 million. All significant cash, cash equivalents and investments are held in accounts in the United States except for $50.0 million held by our majority-owned subsidiaries in Japan and Korea. Repatriation of cash held in Korea may be subject to foreign withholding taxes at a rate of 11%. As of September 30, 2004, we had $140.9 million in cash, cash equivalents and investments and $72.5 million in restricted cash, for total cash, cash equivalents and investments of $213.4 million. Our working capital on September 30, 2004 was $33.1 million.

The decrease in total cash, cash equivalents, investments and restricted cash of $59.2 million in the six months ended March 31, 2005 is primarily attributable to the cash outflow of $37.0 million associated with the ePlus settlement in February 2005 and the $26.5 million associated with the Softbank settlement in October 2004. The net cash outflow to Softbank is comprised of the following: (1) repayment of $43.0 million of the interim payments received in connection with the Softbank arbitration proceedings, which represented the amounts owed to Ariba for software and support under the strategic relationship with Softbank; (2) payment of $3.5 million to buy out Softbank’s minority interests in Nihon Ariba and Ariba Korea; and (3) $20.0 million received from Softbank for a three year software license of the Ariba Sourcing and Ariba Analysis product lines. Excluding the ePlus and Softbank settlements, total cash and investments increased $4.3 million primarily due to proceeds from the issuance of common stock from stock option exercises and the employee stock purchase plan in the amount of $9.0 million, partially offset by capital expenditures of $3.6 million.

Net cash used in operating activities was $62.3 million for the six months ended March 31, 2005, compared to $12.3 million of net cash provided by operating activities for the six months ended March 31, 2004. Cash flows from operating activities decreased a total of $74.6 million due to the following:

•	A decrease of $69.9 million associated with the net Softbank activity. In the six months ended March 31, 2004, we received interim payment of $43.4 million from Softbank pursuant to an arbitration proceeding in November 2003. In the six months ended March 31, 2005, the net cash outflow to Softbank was $26.5 million as described above. See also the offsetting increase in investing activities noted below; and

•	A decrease of $37.0 million associated with the ePlus settlement in February 2005.

The above items were partially offset by the following:

•	An increase of $12.4 million relating to a payment received from a former subtenant in the six months ended March 31, 2005;

•	An increase of $13.0 million associated with deferred revenues as a result of a $19.0 million decrease in deferred revenues from the six months ended March 31, 2004 principally due to the recognition of more revenue from contracts entered into during periods prior to the six months ended March 31, 2004 than new deferrals originated in the six months ended March 31, 2004; and

•	A net increase in cash collections of $4.2 million on higher revenue volumes in the six months ended March 31, 2005 as compared to the corresponding prior year period.

Net cash provided by investing activities was $44.4 million for the six months ended March 31, 2005, compared to net cash used in investing activities of $25.1 million for the six months ended March 31, 2004. The increase in net cash provided by investing activities for the six months ended March 31, 2005 is primarily attributable to the net Softbank activity of $69.9 million described above and the $8.3 million used to acquire Alliente in the six months ended March 31, 2004, partially offset by the $4.2 million used to acquire minority interests in the six months ended March 31, 2005 and reduced proceeds from sales of marketable securities, net of purchases.

Net cash provided by financing activities was $9.0 million for the six months ended March 31, 2005, compared to net cash provided by financing activities of $4.8 million for the six months ended March 31, 2004. Net cash provided by financing activities in both periods is attributable to the issuance of common stock from stock option exercises and from the employee stock purchase plan.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 4 to the unaudited Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 4 to the unaudited Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of March 31, 2005. There have been no material changes in our contractual obligations and commercial commitments during the quarter ended March 31, 2005 from those presented in our Annual Report on Form 10-K filed with the SEC on December 14, 2004 and amended on January 28, 2005.

Off-balance sheet arrangements

We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

Anticipated cash flows

We expect to incur significant operating costs, particularly related to services delivery costs, sales and marketing, research and development and restructuring costs, for the foreseeable future in order to execute our business plan. We anticipate that such operating costs, as well as planned capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, payments of restructuring and integration charges, changes in deferred revenues, our ability to manage infrastructure costs, the outcome of our subleasing activities related to abandoned excess leased facilities, the use of cash under our stock repurchase program and ongoing regulatory and legal proceedings.

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

Risk Factors

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Ariba and our business because such factors may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, including the sections titled “Overview of Quarter Ended March 31, 2005” and “Outlook for Fiscal Year 2005,” and the risks discussed in our other SEC filings, actual results could differ materially from those projected in any forward-looking statements. See Note 4 to the unaudited Condensed Consolidated Financial Statements for a discussion of risks related to litigation proceedings.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of March 31, 2005, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in subsequent risk factors and the following:

•	adverse economic conditions, in particular declines in information technology spending, and corporate and consumer confidence in the economy;

•	the failure of our standalone spend management solution business to mature as a separate market category;

•	declines in average selling prices of our products and services resulting from competition, our introduction of newer products that generally have lower list prices than our more established products and other factors;

•	failure to successfully grow our sales channels;

•	increased reliance on managed services and subscription offerings that result in lower near-term revenues from customer deployments;

•	failure to maintain tight control over costs;

•	increased restructuring charges resulting from the failure to sublease excess facilities at anticipated levels and rates;

•	the impact of our merger with FreeMarkets, including ongoing charges related to the amortization of intangibles; and

•	charges incurred in connection with any future restructurings.

Our Quarterly Operating Results Are Volatile, Difficult to Predict and May Be Unreliable as Indicators of Future Performance Trends.

Our quarterly operating results have varied significantly in the past and will likely continue to vary significantly in the future. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indicators of future performance trends.

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

We frequently enter into contracts where we recognize only a portion of the total revenue under the contract in the quarter in which we enter into the contract. For example, we may recognize revenue on a ratable basis over the life of the contract or enter into contracts where the recognition of revenue is conditioned upon delivery of future product or service elements. The portion of revenues recognized on a deferred basis may vary significantly in any given quarter, and revenues in any given quarter are a function both of contracts signed in such quarter and contracts signed in prior quarters. License revenues in recent and future quarters have generally been more dependent on revenues from new customer contracts entered into in those quarters rather than from the amortization or recognition of license revenues deferred in prior quarters.

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

If a Sufficient Number of Suppliers Do Not Join and Maintain Their Participation In the Ariba Supplier Network, Particularly in Light of Our Recently-Implemented Program to Charge Our Higher Transaction Volume Suppliers for Access to the Network, It May Not Attract a Sufficient Number of Buyers and Other Sellers Required to Make the Network Successful.

In order to provide buyers on the Ariba Supplier Network an organized method for accessing goods and services, we rely on suppliers to maintain web-based product catalogs, indexing services and other content aggregation tools. Any failure of suppliers to join the Ariba Supplier Network in sufficient numbers, or of existing suppliers to maintain their participation in the Ariba Supplier Network, would make the network less attractive to buyers and consequently other suppliers. We recently implemented a program to begin charging select suppliers for access to the Ariba Supplier Network, which could make it less attractive for suppliers to join or maintain their participation in the network. Our inability to access and index these catalogs and services provided by suppliers would result in our customers having fewer products and services available to them through our solutions, which would adversely affect the perceived usefulness of the Ariba Supplier Network.

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

Our Acquisitions Are, and Any Future Acquisitions Will Be, Subject to a Number of Risks.

We completed our merger with FreeMarkets on July 1, 2004, and we acquired Softface on April 15, 2004 and Alliente on January 13, 2004. Our acquisitions of Alliente, Softface and FreeMarkets are, and any future acquisitions will be, subject to a number of additional risks, including:

•	the diversion of management time and resources;

•	the difficulty of assimilating the operations and personnel of the acquired companies;

•	the potential disruption of our ongoing businesses;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to integration of the acquired company;

•	difficulties in implementing and maintaining uniform standards, controls, procedures and policies;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	potential unknown liabilities associated with acquired businesses; and

•	impairment of goodwill and other assets acquired.

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

Pending Litigation Could Seriously Harm Our Business

We are subject to pending litigation that could seriously harm our business. See Note 4 of Notes to unaudited Consolidated Condensed Financial Statements.

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

We review these estimates each reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on our Sunnyvale, California headquarters and our other principal office in Pittsburgh, Pennsylvania as of March 31, 2005 by $8.1 million. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results. We expect to take additional restructuring actions over the next few quarters that will result in additional restructuring charges in fiscal 2005.

We May Incur Additional Goodwill Impairment Charges that Adversely Affect Our Operating Results.

On March 31, 2005 we had $576.8 million of goodwill on our consolidated balance sheet. We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines since January 2004. Although no goodwill impairment has been recorded for the three and six months ended March 31, 2005 and 2004, we have recorded significant impairment charges for goodwill and other intangible assets in the past and there can be no assurances that future goodwill impairments will not occur.

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

We Are at Risk of Further Securities Class Action Litigation Due to Our Stock Price Volatility.

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. We have recently experienced significant volatility in the price of our stock. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business.

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. We have twelve patents issued in the United States, but may not develop other proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States and, in the case of the Ariba Supplier Network, because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and evolving.

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

There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. For example, in the three months ended March 31, 2005 we paid $37.0 million to ePlus to settle a lawsuit alleging that three of our products, Ariba Buyer, Ariba Marketplace and Ariba Category Procurement, infringe patents held by a third party. It is possible that in the future other third parties may claim that we or our current or potential future products infringe their intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims, and third parties may claim that we or our current or potential future products infringe their intellectual property. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

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

Certain anti-takeover provisions in our certificate of incorporation and bylaws and certain provisions of Delaware law may have the effect of delaying, deferring or preventing a change in control of the company without further action by the stockholders, may discourage bids for our common stock at a premium over the market price of our common stock and may adversely affect the market price of our common stock and other rights of the holders of our common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products in the United States of America, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If any of the events described above were to occur, our net sales could be seriously impacted, since a growing portion of our net sales are derived from international operations. For the three months ended March 31, 2005 and 2004, 30% and 27%, respectively, and for the six months ended March 31, 2005 and 2004, 29% and 28%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of March 31, 2005 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain in USD
		Foreign Currency	USD
Foreign Currency
Brazilian Real	Buy	500	$173	$13
Euro	Sell	3,000	4,005	113

Total			$4,178	$126

The unrealized gain represents the difference between the contract value and the market value of the contract based on market rates as of March 31, 2005.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains or losses of approximately $425,000. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures. We do not expect material exchange rate gains and losses from other foreign currency exposures.

Net Investment Risk

In January 2005 and December 2004, we hedged the net assets of Ariba Korea and Nihon Ariba, respectively, using foreign currency forward contracts (Korean Won and Japanese Yen) to offset the translation and economic exposures related to our investments in these subsidiaries. The change in fair value of the forward contract attributable to the changes in forward exchange rates (the effective portion) is reported in stockholders’ equity to offset the translation results on the net investments. The Korean Won and Japanese Yen investment hedges minimize currency risk arising from net assets held in Korean Won and Japanese Yen as a result of the Softbank settlement in October 2004. The notional amount of our investment hedges were 2.0 billion Korean Won ($2.0 million) and 3.0 billion Japanese Yen ($28.3 million) as of March 31, 2005. The unrealized net gain on the investment hedges reported in stockholders’ equity was $973,000 as of March 31, 2005.

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

	Year Ending March 31, 2006	Year Ending March 31, 2007	Year Ending March 31, 2008	Year Ending March 31, 2009	Year Ending March 31, 2010	Thereafter	Total
Cash equivalents	$15,446	$—	$—	$—	$—	$—	$15,446
Average interest rate	2.66%	—	—	—	—	—	2.66%
Investments	$32,176	$18,443	$36,182	—	—	—	$86,801
Average interest rate	1.84%	2.53%	2.20%	—	—	—	2.14%

Total investment securities	$47,622	$18,443	$36,182	$—	$—	$—	$102,247

The table above does not include uninvested cash of $52.0 million held as of March 31, 2005, of which $42.0 million represents funds held by Nihon Ariba, our majority owned subsidiary in Japan. Total cash, cash equivalents, investments and restricted cash as of March 31, 2005 was $154.2 million.

Item 4.	Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures based upon the controls evaluation.

Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the

SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of March 31, 2005 our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we recently relocated to our Pittsburgh office a number of functions and processes previously performed in our Sunnyvale office that are part of our internal control over financial reporting, and there can be no assurance that this relocation will not adversely affect our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The litigation discussion set forth in Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1	Settlement and License Agreement, dated February 12, 2005, by and between ePlus, Inc. and the Registrant.

10.2	Ariba Bonus Plan, North America, as adopted by the Compensation Committee of the Registrant.

10.3	Notice of Stock Option Grant and Stock Option Agreement under the Ariba, Inc. 1999 Directors’ Stock Option Plan, as granted by the Registrant to Robert Johnson on January 24, 2005.

10.4	Notice of Stock Option Grant and Stock Option Agreement under the Ariba, Inc. 1999 Equity Incentive Plan, as granted by the Registrant to Robert Johnson on January 24, 2005.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ JAMES W. FRANKOLA
James W. Frankola
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 10, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit Title

10.1	Settlement and License Agreement, dated February 12, 2005, by and between ePlus, Inc. and the Registrant.

10.2	Ariba Bonus Plan, North America, as adopted by the Compensation Committee of the Registrant.

10.3	Notice of Stock Option Grant and Stock Option Agreement under the Ariba, Inc. 1999 Directors’ Stock option Plan, as granted by the Registrant to Robert Johnson on January 24, 2005.

10.4	Notice of Stock Option Grant and Stock Option Agreement under the Ariba, Inc. 1999 Equity Incentive Plan, as granted by the Registrant to Robert Johnson on January 24, 2005.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.