Form 10-Q
period 2005-06-30
ARIBA INC
filed 2005-08-09
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares outstanding of the registrant’s common stock as of June 30, 2005 was 66,267,610.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands)

	June 30, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$67,171	$74,031
Short-term investments	30,217	37,227
Restricted cash	1,345	45,623
Accounts receivable, net of allowance for doubtful accounts of $4,954 and $3,933 as of June 30, 2005 and September 30, 2004, respectively	45,089	48,071
Prepaid expenses and other current assets	12,600	10,795

Total current assets	156,422	215,747

Property and equipment, net	19,810	21,909
Long-term investments	18,373	29,676
Restricted cash, less current portion	31,580	26,862
Goodwill	328,692	574,679
Other intangible assets, net	46,375	62,249
Other assets	2,984	2,767

Total assets	$604,236	$933,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,495	$15,433
Accrued compensation and related liabilities	28,057	31,171
Accrued liabilities	24,322	69,570
Restructuring obligations	19,228	16,825
Deferred revenue	45,342	49,664
Deferred income—Softbank	13,388	—

Total current liabilities	144,832	182,663
Deferred rent obligations	22,237	21,406
Restructuring obligations, less current portion	69,653	41,042
Deferred revenue, less current portion	21,251	22,858
Deferred income—Softbank, less current portion	17,292	—

Total liabilities	275,265	267,969

Minority interests	141	19,547

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock	132	125
Additional paid-in capital	4,993,352	4,963,002
Deferred stock-based compensation	(15,212)	(5,959)
Accumulated other comprehensive income	5,345	1,634
Accumulated deficit	(4,654,787)	(4,312,429)

Total stockholders’ equity	328,830	646,373

Total liabilities and stockholders’ equity	$604,236	$933,889

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues:
License	$10,070	$15,148	$39,807	$47,890
License—Softbank (Note 9)	—	327	—	2,201
Subscription and maintenance	29,901	20,350	91,373	62,515
Subscription and maintenance—Softbank (Note 9)	312	638	1,492	2,069
Services and other	37,432	16,520	113,240	47,047

Total revenues	77,715	52,983	245,912	161,722

Cost of revenues:
License	998	528	2,746	2,112
Subscription and maintenance	7,039	5,226	21,391	16,007
Services and other	30,483	15,128	91,868	40,921
Amortization of acquired technology and customer intangible assets	4,907	340	14,888	340

Total cost of revenues	43,427	21,222	130,893	59,380

Gross profit	34,288	31,761	115,019	102,342

Operating expenses:
Sales and marketing	21,540	17,036	65,562	50,943
Research and development	11,772	13,811	36,434	38,872
General and administrative	6,330	6,650	22,862	16,114
Other income—Softbank (Note 9)	(3,350)	—	(6,145)	—
Amortization of other intangible assets	200	149	598	225
Stock-based compensation (1)	3,422	771	12,078	1,639
Restructuring and integration	34,570	1,820	38,669	(97)
Goodwill impairment	247,830	—	247,830	—
Litigation provision	—	—	37,000	—

Total operating expenses	322,314	40,237	454,888	107,696

Loss from operations	(288,026)	(8,476)	(339,869)	(5,354)
Interest and other income, net	349	723	3,604	2,494

Net loss before income taxes and minority interests	(287,677)	(7,753)	(336,265)	(2,860)
Provision (benefit) for income taxes	1,039	174	6,076	(353)
Minority interests in net (loss) income of consolidated subsidiaries	(1)	(296)	17	(136)

Net loss	$(288,715)	$(7,631)	$(342,358)	$(2,371)

Net loss per share—basic and diluted	$(4.52)	$(0.17)	$(5.40)	$(0.05)

Weighted average shares—basic and diluted	63,839	45,454	63,355	45,256

(1)	For the three and nine month periods ended June 30, 2005 and 2004, stock-based compensation expense, net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Cost of revenues	$1,129	$71	$3,642	$225
Sales and marketing	1,284	478	5,128	1,078
Research and development	329	98	1,249	126
General and administrative	680	124	2,059	210

Total	$3,422	$771	$12,078	$1,639

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended June 30,
	2005	2004
Operating activities:
Net loss	$(342,358)	$(2,371)
Adjustments to reconcile net loss to net cash from operating activities:
Provisions for doubtful accounts	3,250	18
Depreciation	7,144	5,134
Amortization of intangible assets	16,071	565
Goodwill impairment	247,830	—
Stock-based compensation	12,078	1,639
Minority interests in net income (loss) of consolidated subsidiaries	17	(136)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(294)	(6,624)
Prepaid expenses and other assets	(409)	(3,708)
Accounts payable	(938)	(648)
Accrued compensation and related liabilities	(3,507)	(2,608)
Accrued liabilities	(44,710)	39,062
Restructuring obligations	29,829	(10,162)
Deferred revenue	(3,872)	(24,887)
Deferred income—Softbank	13,729	—

Net cash from operating activities	(66,140)	(4,726)

Investing activities:
Purchases of property and equipment	(5,089)	(2,056)
Sales of investments, net of purchases	18,034	93,620
Business combinations, net of cash acquired	—	(10,864)
Acquisition of minority interest	(4,235)	—
Allocation from (to) restricted cash, net	39,561	(42,800)

Net cash from investing activities	48,271	37,900

Financing activities:
Proceeds from issuance of common stock	9,026	4,908

Net cash from financing activities	9,026	4,908

Effect of foreign exchange rate changes on cash and cash equivalents	1,983	1,292

Net change in cash and cash equivalents	(6,860)	39,374
Cash and cash equivalents at beginning of period	74,031	70,819

Cash and cash equivalents at end of period	$67,171	$110,193

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

Reclassifications

As a result of the merger with FreeMarkets, Inc. (“FreeMarkets”) on July 1, 2004, the Company re-aligned its business model. Accordingly, the Company has made certain reclassifications to prior year amounts to conform to the current year presentation, none of which affected net loss or net loss per share. Specifically, the Company has reclassified its revenues and cost of revenues into license, subscription and maintenance and services and other. In addition, the Company reclassified non-chargeable time of consultants previously recorded in sales and marketing expenses to cost of revenues to conform to FreeMarkets’ prior classification. The Company also made various adjustments that impacted other line items in the Statements of Operations. The following table reflects the effect of all of these reclassifications for the three and nine months ended June 30, 2004 (in thousands):

	Three Months Ended June 30, 2004		Nine Months Ended June 30, 2004
	As Previously Reported	As Reclassified	As Previously Reported	As Reclassified
Cost of revenues	$15,637	$21,222	$44,814	$59,380
Sales and marketing	$22,621	$17,036	$65,449	$50,943
Research and development	$13,811	$13,811	$38,932	$38,872

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

No customer accounted for more than 10% of total revenues for the three and nine months ended June 30, 2005 and 2004. In addition, no customer accounted for more than 10% of net accounts receivable as of June 30, 2005. Visteon accounted for 12% of net accounts receivable as of September 30, 2004, the Company’s most recent fiscal year end.

Adoption of Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. SFAS No. 123R is effective beginning in the Company’s first quarter of fiscal year 2006. The adoption of SFAS No. 123R will have a material impact on the Company’s consolidated results of operations. If the Company had applied the provisions of SFAS No. 123R for the three and nine months ended June 30, 2005, the pro forma impact would have approximated the amounts disclosed below in “Stock-Based Compensation.”

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Periods. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning October 1, 2005.

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

The Company allocates and recognizes revenue on contracts that include software using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement. The Company defers revenue for the fair value of its undelivered elements (e.g., maintenance and consulting services) and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements (i.e., software products) when the basic criteria in SOP 97-2 have been met. Where the contract does not include software, the Company allocates revenue to each element in a multiple element arrangement based on its respective fair value. The Company’s determination of the fair value of each element in a multiple element

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

arrangement involving software is based on vendor-specific objective evidence (VSOE), which is limited to the price when sold separately. For all other transactions not involving software, fair value is determined using the price when sold separately or other methods allowable under EITF 00-21.

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

Stock-Based Compensation

The Company issues stock options and restricted stock to its employees and outside directors, as well as provides employees the right to purchase common stock pursuant to various stock options and employee stock purchase plans. The Company accounts for stock-based compensation under the intrinsic value method of accounting as defined by APB Opinion No. 25, Accounting for Stock Issued to Employees and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25. The Company applies the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Deferred stock-based compensation is included as a component of stockholders’ equity and is

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

amortized by charges to operations over the vesting period of the options and restricted stock. For pro forma disclosures, the estimated fair value of options is amortized using the accelerated expense attribution method over the vesting period, and the estimated fair value of stock purchases is amortized over the six-month purchase period. This method is consistent with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The following table illustrates the effect on net loss and net loss per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Reported net loss	$(288,715)	$(7,631)	$(342,358)	$(2,371)
Add back employee stock-based compensation expense included in reported net loss	3,422	771	12,078	1,639
Less stock-based compensation expenses for restricted stock	(3,453)	(771)	(11,196)	(1,208)
Less employee stock-based compensation expense for options determined under fair value based method	(7,382)	(5,172)	(26,548)	(21,732)

Pro forma net loss	$(296,128)	$(12,803)	$(368,024)	$(23,672)

Reported net loss per share—basic and diluted	$(4.52)	$(0.17)	$(5.40)	$(0.05)

Pro forma net loss per share—basic and diluted	$(4.64)	$(0.28)	$(5.81)	$(0.52)

The pro forma stock-based compensation expense has been revised in the table above to correct previously reported amounts. The Company estimates the fair value of options using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of several assumptions, including the expected stock price volatility. The Company’s options have characteristics significantly different from those of traded options, and changes in the input assumptions can materially affect the fair value estimates. The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
Employee and Director Stock Options	2005	2004	2005	2004
Risk-free interest rate	3.59%	3.01%	3.25-3.78%	1.79-3.01%
Expected lives (years)	3.1	2.5	3.1-3.2	2.5
Dividend yield	0%	0%	0%	0%
Expected volatility	91%	97%	91-97%	97-104%

	Three Months Ended June 30,		Nine Months Ended June 30,
Employee Stock Purchase Plan	2005	2004	2005	2004
Risk-free interest rate	3.17%	1.64%	2.50-3.17%	1.01-1.64%
Expected lives (years)	0.5	0.5	0.5	0.5
Dividend yield	0%	0%	0%	0%
Expected volatility	84%	58%	64-96%	58%

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 2—Business Combination

FreeMarkets Merger

On July 1, 2004, the Company completed its merger with FreeMarkets, a publicly held company headquartered in Pittsburgh, Pennsylvania, for a total purchase price of $549.5 million. The merger was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The purchase price allocation related to the FreeMarkets merger is final, except for the resolution of certain tax related pre-acquisition contingencies that may result in an adjustment to goodwill in the future period the contingency is resolved.

Since July 1, 2004, the results of operations of FreeMarkets have been included in the Company’s consolidated statements of operations. The following unaudited pro forma financial information is presented to reflect the results of operations for the three and nine months ended June 30, 2004 as if the merger with FreeMarkets had occurred on October 1, 2003, which was the beginning of the Company’s 2004 fiscal year. The pro forma financial information includes $3.5 million and $16.0 million of nonrecurring charges incurred by FreeMarkets for the three and nine months ended June 30, 2004, respectively.

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the merger actually taken place on October 1, 2003, and may not be indicative of future operating results (in thousands, except per share amounts):

	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2004
Total net revenues	$83,596	$255,873
Net loss	$(18,892)	$(35,308)
Net loss per share—basic and diluted	$(0.30)	$(0.57)
Weighted average shares—basic and diluted	62,249	62,051

Note 3—Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs a test for impairment on an annual basis or as events and circumstances indicate that goodwill or other intangible assets may be impaired and that the carrying values may not be recoverable. The Company performs its annual assessment for impairment in the fourth quarter of each fiscal year. In June 2005, based on a combination of factors, particularly: (1) the Company’s current market capitalization, (2) the Company’s current and projected operating results, (3) significant trends in the enterprise software industry; and (4) the Company’s decision to reduce its workforce and eliminate excess facility space, the Company concluded there were sufficient indicators to require it to assess whether any portion of its recorded goodwill balance was impaired. The Company determined that its estimated fair value was less than the recorded amount of its net assets, thereby necessitating that the Company assess its recorded goodwill for impairment. As required by SFAS No. 142, in measuring the amount of goodwill impairment, the Company made a hypothetical allocation of the estimated fair value of the Company to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, the Company concluded that goodwill was impaired in the amount of $247.8 million, which was recorded in the three months ended June 30, 2005.

For the three and nine months ended June 30, 2005, foreign currency translation resulted in a $367,000 decrease and a $524,000 increase, respectively, in the goodwill related to the January 2003 acquisition of Goodex AG, a foreign-based entity. Also, the Company recorded a $1.2 million increase to goodwill due to the closure of an excess legacy FreeMarkets facility in March 2005.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Identifiable intangible assets as of June 30, 2005 (and their related useful lives) consist of the following (in thousands):

Identified Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Statements of Operations Classification
Existing software technology (18 months)	$10,400	$(5,640)	$4,760	Cost of revenue
Order backlog (6 months)	100	(100)	—	Operating expense
Visteon contract and related customer relationship (4 years)	3,206	(802)	2,404	Cost of revenue
Excess fair value of Visteon in-place contract over current fair value (10 months)	1,894	(1,894)	—	Revenue and cost of revenue
Other contracts and related customer relationships (3-4 years)	51,081	(13,313)	37,768	Cost of revenue and operating expense
Trademarks (5 years)	1,800	(357)	1,443	Operating expense

	$68,481	$(22,106)	$46,375

Amortization of other intangible assets for the three and nine months ended June 30, 2005 totaled $5.1 million and $16.1 million, respectively, related primarily to customer relationships and software technology acquired in the merger with FreeMarkets and the acquisitions of Softface and Alliente. Amortization of other intangible assets for the three and nine months ended June 30, 2004 was $489,000 and $565,000, respectively, related to customer relationships and software technology acquired in the acquisitions of Softface and Alliente.

Note 4—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in 2001 and ends in January 2013. The Company occupies 191,200 square feet in this facility, and currently subleases two and one-half buildings totaling 442,600 square feet to third parties. These subleases expire between July 2007 and August 2008. The remaining 82,200 square feet is available for sublease. Minimum monthly lease payments are $2.9 million and escalate annually, with the total future minimum lease payments amounting to $294.0 million over the remaining lease term. As part of this lease agreement, the Company is required to hold certificates of deposit, totaling $31.3 million as of June 30, 2005, as a form of security through fiscal year 2013. Also, the Company is required by other lease agreements to hold an additional $1.6 million of standby letters of credit, which are cash collateralized. These instruments are issued by the Company’s banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $32.9 million is classified as restricted cash on the Company’s condensed consolidated balance sheet as of June 30, 2005.

The Company also occupies 108,900 square feet of office space in Pittsburgh, Pennsylvania under a lease covering 182,000 square feet that expires in May 2010. The remaining 73,100 square feet is available for sublease. This location consists principally of the Company’s services organization and administrative activities.

The Company leases certain equipment, software and its facilities under various noncancelable operating and immaterial capital leases with various expiration dates through 2013. Gross operating rental expense was $12.3 million and $11.8 million for the three months ended June 30, 2005 and 2004, respectively, and $38.1

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

million and $35.7 for the nine months ended June 30, 2005 and 2004, respectively. This expense was reduced by sublease income of $4.1 million and $4.7 million for the three months ended June 30, 2005 and 2004, respectively, and $12.4 million and $16.9 million for the nine months ended June 30, 2005 and 2004, respectively.

The following table summarizes future minimum lease payments and sublease income under noncancelable operating leases as of June 30, 2005 (in thousands):

Period Ending September 30,	Lease Payments	Contractual Sublease Income
2005	$12,117	$4,552
2006	47,877	18,317
2007	43,135	14,296
2008	43,529	4,456
2009	44,415	—
Thereafter	144,264	—

Total	$335,337	$41,621

Of the total operating lease commitments noted above, $111.7 million is for occupied properties and $223.6 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring and Lease Abandonment Costs

The Company recorded a charge to operations of $34.6 million and $38.7 million for the three and nine months ended June 30, 2005, respectively. See disclosure below for a detailed discussion of these amounts.

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

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table details accrued restructuring obligations and related restructuring activity through June 30, 2005 (in thousands):

	Severance and benefits	Lease abandonment costs	Leasehold impairments	Other integration costs	Total restructuring and integration costs
Accrued restructuring obligations as of September 30, 2003	$67	$47,809	$—	$—	$47,876
Cash paid	(5,153)	(11,696)	—	(2,560)	(19,409)
Total charge to operating expense	3,402	7,710	2,885	2,806	16,803
Asset impairment applied to asset balances	—	—	(2,885)	—	(2,885)
Restructuring obligation assumed under purchase acquisition	4,813	10,669	—	—	15,482

Accrued restructuring obligations as of September 30, 2004	3,129	54,492	—	246	57,867
Cash paid	(5,463)	(14,324)	—	(1,440)	(21,227)
Total charge to operating expense	4,127	33,348	—	1,194	38,669
Purchase accounting adjustment	—	1,185	—	—	1,185
Sublease early payment from tenant	—	12,387	—	—	12,387

Accrued restructuring obligations as of June 30, 2005	$1,793	$87,088	$—	$—	88,881

Less: current portion					19,228

Accrued restructuring obligations, less current portion					$69,653

Severance and Benefits Costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. During the three months ended June 30, 2005, an additional $2.5 million of severance and benefits were recorded due to the continued reduction of the Company’s workforce primarily to better align its expenses with its revenue levels and to enable the Company to invest in certain growth initiatives. The remaining amount in the nine months ended June 30, 2005 of $1.6 million related to severance and related benefits as a result of the merger with FreeMarkets.

Lease Abandonment Costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Mountain View and Sunnyvale, California and Pittsburgh, Pennsylvania. Total lease abandonment costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. In the three months ended June 30, 2005, the Company revised its estimates for sublease commencement dates and rental rate projections to reflect soft market conditions in the Northern California real estate market, resulting in a charge of $31.8 million. The remaining charge in the nine months ended June 30, 2005 was for a $1.6 million adjustment to the Company’s restructuring obligation related to a prior period. The Company assessed its findings using the guidance in SAB 99, Materiality, and concluded that the amount of the prior period error was

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

immaterial to the current or prior period. The Company also recorded a $1.2 million adjustment to the restructuring obligation due to the closure of an excess legacy FreeMarkets facility in the nine months ended June 30, 2005. This restructuring cost was considered part of purchase accounting for FreeMarkets and has been recorded as an adjustment to goodwill. As of June 30, 2005, $87.1 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013.

The Company’s lease abandonment accrual is net of $126.5 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $41.6 million as of June 30, 2005, and the anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at June 30, 2005, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the Company’s Sunnyvale, California headquarters and its other principal office in Pittsburgh, Pennsylvania as of June 30, 2005 by $7.9 million.

Other Integration Costs

Other integration costs for the three and nine months ended June 30, 2005 totaled $259,000 and $1.2 million, respectively, and consist primarily of legal and consulting fees incurred in connection with integration activity related to the Company’s merger with FreeMarkets.

Other Arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no off-balance sheet arrangements or transactions with unconsolidated limited-purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of June 30, 2005.

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

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In June 2003, the Company and FreeMarkets each approved a Memorandum of Understanding (“MOU”) reflecting a settlement in which plaintiffs agreed to dismiss with prejudice the case against the Company and FreeMarkets in return for the assignment by the Company and FreeMarkets, respectively, of claims that each might have against its respective underwriters. No payment by the Company or FreeMarkets is required under the MOU. The settling parties filed formal motions seeking preliminary approval of the proposed settlement reflected in the MOU on June 25, 2004. The underwriter defendants, who are not parties to the proposed settlement, filed a brief objecting to the settlement’s terms on July 14, 2004. The Court granted preliminary approval of the settlement on February 15, 2005, and a final fairness hearing on the settlement has been scheduled for January 2006.

In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs and underwriters. Neither the Company nor FreeMarkets is a focus case.

There can be no assurance that the preliminary approval of the settlement will be finalized at the fairness hearing. As of June 30, 2005, no amount is accrued as a loss is not probable or estimable.

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

Plaintiffs filed an Amended Consolidated Derivative Complaint in May 2003 adding allegations relating to the Company’s April 10, 2003 announcement of the restatement of certain financial statements and also adding a cause of action for breach of contract, and filed a Second Amended Consolidated Derivative Complaint in September 2004. The Company filed a demurrer to the second amended complaint in November 2004. In response, the Court granted the demurrer and dismissed the case with prejudice. The final judgment dismissing the case was entered on June 27, 2005. Plaintiffs have until August 29, 2005 to file a notice of appeal of the final judgment. As of June 30, 2005, no amount is accrued as a loss is not probable or estimable.

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

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Plaintiffs filed an Amended Consolidated Derivative Complaint on June 26, 2003. On July 22, 2005, the Company filed a motion to dismiss or in the alternative to stay the action pending the outcome of any appeal taken in the State Court derivative matter discussed above. On August 4, 2005, plaintiffs voluntarily dismissed the entire action without prejudice. As of June 30, 2005, no amount is accrued as a loss is not probable or estimable.

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

The defendants’ motion to dismiss the complaint was submitted to the Delaware Chancery Court on February 4, 2005. Plaintiff has not filed any response or opposition to the motion to dismiss. As of June 30, 2005, no amount is accrued as a loss is not probable or estimable.

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

FreeMarkets Securities Class Action Litigation

Beginning in April 2001, eleven securities fraud class action complaints were filed against FreeMarkets and two of its executive officers in the United States District Court for the Western District of Pennsylvania. The complaints, all of which assert the same claims, stem from FreeMarkets’ announcement on April 23, 2001 that, as a result of discussions with the SEC, it was considering amending its fiscal year 2000 financial statements for the purpose of reclassifying fees earned by FreeMarkets under a service contract with Visteon. All of the cases have been consolidated into a single proceeding. In the quarter ended June 30, 2005, the parties agreed to terms of settlement for this action. The settlement will be subject to court review and approval which should occur within the next 12 months. As of June 30, 2005, no amount is accrued as a loss is not probable.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Defending against the FreeMarkets securities class action litigation may require significant management time and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses are unsuccessful or it is unable to settle on favorable terms, the Company could be liable for a large damages award that could seriously harm its business and results of operations.

General

In addition, the Company has been or is subject to various claims and legal actions arising in the ordinary course of business. For instance, in the three months ended March 31, 2005, the Company paid $37.0 million to settle a lawsuit brought by ePlus, Inc. alleging that three of its products, Ariba Buyer, Ariba Marketplace and Ariba Category Procurement, infringed patents held by them. In addition, the Company is a defendant in a case pending in the United States District Court for the Northern District of California wherein the plaintiff alleges various contract and tort causes of action. That case has been set for trial beginning January 17, 2006. As of June 30, 2005, no amount has been accrued for these other actions as a loss is not probable or estimable. There can be no assurance that existing or future litigation arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows, or that the amount of accrued losses is sufficient for any actual losses that may be incurred.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of June 30, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

Note 5—Minority Interests in Subsidiaries

As of June 30, 2005 and September 30, 2004, minority interests of $141,000 and $19.5 million, respectively, are recorded on the condensed consolidated balance sheets in order to reflect the share of the net assets of Nihon Ariba K.K. (“Nihon Ariba”) and Ariba Korea Ltd. (“Ariba Korea”) held by minority investors. In addition, the

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Company reduced consolidated net loss by $1,000 and $296,000 for the three months ended June 30, 2005 and 2004, respectively, and increased consolidated net loss by $17,000 and reduced consolidated net loss by $136,000 for the nine months ended June 30, 2005 and 2004, respectively, representing the minority interests’ share of net income or loss of these majority-owned subsidiaries.

In October 2004, the Company purchased the 41% interest in Nihon Ariba and the 42% interest in Ariba Korea held by Softbank Corp., a Japanese corporation, and its subsidiaries (collectively “Softbank”) for $3.5 million. See Note 9 for a discussion of the Softbank settlement agreement. The Company purchased an additional 2% interest in Nihon Ariba held by various shareholders. These transactions resulted in a $19.4 million reduction to minority interests during the nine months ended June 30, 2005.

Note 6—Stockholders’ Equity

Reverse Stock Split

On July 1, 2004, the Company effected a one-for-six reverse split of its outstanding common stock. The information contained herein gives retroactive effect to the reverse stock split for all periods presented.

Common Stock Repurchase Program

In October 2002, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of its common stock. In July 2004, the Board of Directors approved an extension of this stock repurchase program. Under the extended program, the Company may repurchase up to $50.0 million of its common stock from time to time, expiring after eighteen months, in compliance with the SEC’s regulations and other legal requirements and subject to market conditions and other factors. Stock purchases under the common stock repurchase program may be made periodically in the open market based on market conditions. During the year ended September 30, 2004, the Company repurchased and retired 806,000 shares of common stock at an average price of $7.97 per share for a total of $6.4 million. There were no shares of common stock repurchased during the three and nine months ended June 30, 2005.

Deferred Stock-Based Compensation

During fiscal year 2004 and the nine months ended June 30, 2005, the Company granted 365,000 and 2.5 million shares, respectively, of restricted common stock to executive officers and certain employees. Net deferred stock-based compensation of $5.8 million was recorded during fiscal year 2004 and $24.2 million was recorded during the nine months ended June 30, 2005. These amounts will be amortized in accordance with FASB Interpretation No. 28 over the vesting periods of the individual restricted common stock grants, which are between eighteen months and five years. During the three months ended June 30, 2005 and 2004, the Company recorded $3.4 million and $771,000 of stock-based compensation expense, respectively. During the nine months ended June 30, 2005 and 2004, the Company recorded $12.1 million and $1.6 million of stock-based compensation expense, respectively. As of June 30, 2005, the Company had an aggregate of $15.2 million of deferred stock-based compensation remaining to be amortized.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock-Based Compensation Plans

A summary of the activity related to the Company’s stock options is presented below:

	Nine Months Ended June 30, 2005
	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	13,103,476	$20.03
Granted	1,457,206	$10.03
Exercised	(958,332)	$5.55
Forfeited	(2,200,060)	$23.32

Outstanding at end of period	11,402,290	$19.36

Exercisable at end of period	7,348,953	$22.52

The following table summarizes information about stock options outstanding as of June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.01—$ 10.43	2,673,851	7.36	$7.46	1,141,048	$5.14
$10.44—$ 16.62	3,290,421	7.98	$13.65	1,574,104	$14.25
$16.63—$ 20.52	2,530,813	7.05	$18.35	2,007,040	$18.15
$20.53—$ 28.88	2,376,802	6.10	$25.57	2,153,818	$25.79
$28.88—$733.50	530,403	5.33	$91.64	472,943	$95.67

$ 0.01—$733.50	11,402,290	7.11	$19.36	7,348,953	$22.52

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three and nine months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(288,715)	$(7,631)	$(342,358)	$(2,371)
Unrealized gain (loss) on securities	263	(1,063)	(60)	(1,343)
Foreign currency translation adjustments	(1,443)	(596)	1,576	674
Cash flow hedge gains	1,222	—	2,195	—

Comprehensive loss	$(288,673)	$(9,290)	$(338,647)	$(3,040)

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The components of accumulated other comprehensive income as of June 30, 2005 and September 30, 2004 are as follows (in thousands):

	June 30, 2005	September 30, 2004
Unrealized loss on securities	$(419)	$(359)
Foreign currency translation adjustments	3,569	1,993
Cash flow hedge gains	2,195	—

Accumulated other comprehensive income	$5,345	$1,634

The Company has gross unrealized losses of $419,000 on its investments as of June 30, 2005. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2005.

In March 2005 and December 2004, the Company hedged a portion of the net assets of Ariba Korea and Nihon Ariba, respectively, using foreign currency forward contracts (Korean Won and Japanese Yen) to offset the translation and economic exposures related to anticipated cash flows from these subsidiaries. The change in fair value of the forward contracts attributable to the changes in forward exchange rates (the effective portion) is reported in stockholders’ equity to offset the translation results on the net investments. The Korean Won and Japanese Yen hedges minimize currency risk arising from cash held in Korean Won and Japanese Yen as a result of the Softbank settlement in October 2004. It is anticipated that the majority of the cash held in Ariba Korea and Nihon Ariba will be repatriated in the next six months. The notional amount of the Korean Won and Japanese Yen hedges were 2.0 billion Korean Won ($2.0 million) and 3.0 billion Japanese Yen ($27.1 million) as of June 30, 2005. The unrealized net gain on the cash flow hedges reported in stockholders’ equity was $2.2 million as of June 30, 2005

Note 7—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(288,715)	$(7,631)	$(342,358)	$(2,371)

Weighted-average common shares outstanding	66,190	45,746	65,601	45,450
Less: Weighted-average common shares subject to forfeiture	(2,351)	(292)	(2,246)	(194)

Weighted-average common shares—basic and diluted	63,839	45,454	63,355	45,256

Net loss per common share—basic and diluted	$(4.52)	$(0.17)	$(5.40)	$(0.05)

For the three months ended June 30, 2005 and 2004, 10.9 million and 8.5 million weighted-average potential common shares, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive. For the nine months ended June 30, 2005 and 2004, 9.9 million and 8.1 million weighted-average potential common shares, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
License revenues	$10,070	$15,475	$39,807	$50,091
Subscription revenues	11,750	2,048	35,162	6,275
Maintenance revenues	18,463	18,940	57,703	58,309
Services and other revenues	37,432	16,520	113,240	47,047

Total	$77,715	$52,983	$245,912	$161,722

Information regarding revenues and long-lived assets in geographic areas are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues:
United States	$57,057	$41,490	$176,493	$119,549
International	20,658	11,493	69,419	42,173

Total	$77,715	$52,983	$245,912	$161,722

	June 30, 2005	December 31, 2004
Long-Lived Assets:
United States	$19,178	$20,578
International	3,019	3,501

Total	$22,197	$24,079

Revenues are attributed to countries based on the location of the Company’s customers. The Company’s international revenues were derived primarily from sales in Europe and Asia. The Company had net assets of $45.6 million and $40.7 million related to its international locations as of June 30, 2005 and September 30, 2004, respectively.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 9—Related Party Transactions

Executive Agreements

In fiscal year 2001, the Company entered into an agreement with Robert Calderoni, its CEO, pursuant to which he was entitled to receive annual cash payments from the Company to compensate him for income tax incurred as a result of loan forgiveness and cash payments. As a result, the Company incurred additional compensation expense averaging $267,000 per quarter through the quarter ended December 31, 2004, at which time the loans were fully forgiven.

The Company entered into an agreement with another executive officer in October 2001 which provided for an unsecured loan in the amount of $1.5 million. The principal amount of the loan was to become payable in full immediately after termination of the individual’s employment for any reason other than a termination by the Company without cause. Further, the agreement provided that the loan would be forgiven over three years based on continued service. This loan was fully forgiven in October 2004.

The Company entered into an agreement with a third executive officer in April 2002 which provided for two unsecured loans totaling $1.0 million. The principal amounts of the loans were to become immediately payable in full if the individual’s employment terminated. These loans were fully forgiven in December 2004.

The Company recorded the principal amounts of these loans as an operating expense in fiscal year 2002 based upon its assessment at that time that recoverability of the loans in the event of the employees’ termination prior to the expiration of the related forgiveness periods was remote.

Softbank Agreements

In fiscal year 2001, the Company sold 41% of its consolidated subsidiary, Nihon Ariba, and 42% of its consolidated subsidiary, Ariba Korea, to Softbank. A subsidiary of Softbank also received the right to distribute the Company’s products from these subsidiaries in their respective jurisdictions. The Company recorded license and maintenance revenues of $312,000 and $965,000 in the three months ended June 30, 2005 and 2004, respectively, and $1.5 million and $4.3 million in the nine months ended June 30, 2005 and 2004, respectively, related to transactions with Softbank, including license and maintenance revenues recognized pursuant to their long-term revenue commitment.

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

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

made by Softbank pursuant to the arbitration proceeding. In addition, Softbank paid $20.0 million for a new three-year term license of certain Ariba software products for use by Softbank and its affiliates and for the benefit of unaffiliated third-party customers in Japan. The net cash outflow from these transactions was $26.5 million.

The settlement agreement resulted in the elimination of Softbank’s minority interests of $18.8 million from the Company’s consolidated balance sheets. A total of $37.0 million was recorded as “Deferred income—Softbank.” As the Company was unable to determine the respective fair value of the amounts that related to Softbank’s software license, related maintenance and the settlement of the Company agreements with Softbank, the $37.0 million will be recognized ratably as “Other income—Softbank” over the three-year software license term. The $37.0 million of deferred income is comprised of the following: $20.0 million from the software license; the $15.3 million difference between the $18.8 million in carrying value of the minority interests and the $3.5 million paid to acquire those interests; and $1.7 million in fair value adjustments, primarily related to deferred revenue, from the acquisition of Softbank’s minority interests. The Company also made a provision for taxes of $4.8 million in the three-month period ended December 31, 2004 as a result of the settlement. The Company recorded $3.4 million and $6.1 million in income related to the Softbank settlement in the three and nine months ended June 30, 2005, respectively. As of June 30, 2005, deferred income—Softbank was $30.7 million.

Note 10—Subsequent Events

In July 2005, the Company granted 2.3 million shares of restricted common stock to certain employees, none of which were executive officers, resulting in deferred stock-based compensation of approximately $12.8 million. This amount will be amortized in accordance with FASB Interpretation No. 28 over the three year vesting period of the individual restricted common stock grants.

Also in July 2005, the Company offered its eligible employees the opportunity to exchange outstanding stock options having an exercise price of $10.00 or more per share for restricted shares of its common stock. The exchange offer is expected to terminate in August 2005. Based on full participation in the exchange offer, the Company would incur deferred compensation costs of approximately $17.1 million during the quarter ending September 30, 2005. This amount will be amortized in accordance with FASB Interpretation No. 28 over the three year vesting period of the individual restricted common stock grants.

Also in July 2005, the Company re-assessed its office space in Pittsburgh, Pennsylvania and ceased use of one of the floors it leases through 2010, which will result in a charge of $1.6 million in the quarter ending September 30, 2005.

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

Due to the different treatment of our revenue streams under applicable accounting guidance, each type of revenue has a different impact on our consolidated financial statements. The majority of our license revenues are from perpetual software license sales. Revenue from these license sales is typically recognized in the quarter that the software is delivered. Individual software license sales can be significant (greater than $1.0 million) and sales cycles are often lengthy and difficult to predict. As such, the timing of a few large software license transactions or the recognition of license revenue from these transactions can substantially affect our quarterly operating results. By contrast, subscription fees for hosted software solutions are generally fixed for a specific period of time, and revenue is recognized ratably over the term. Therefore, a subscription license will result in significantly lower current-period revenue than an equal-sized perpetual license, but with higher revenue recognized in future periods. Similarly, maintenance fees are generally fixed for a specific period of time, and revenue is recognized ratably over the maintenance term. Maintenance contracts are typically entered into when new software licenses are purchased, at a percentage of the software license fee. In addition, most of our customers renew their maintenance contracts annually to continue receiving product updates and product support. Given the ratable revenue recognition and historically high renewal rates of our subscription and maintenance agreements, this revenue stream has generally been relatively stable in the past. Finally, services revenues are driven by a contract, project or statement of work, in which the fees may be fixed for specific services to be provided over time or billed on a time and materials basis. Like subscription and maintenance fees, services fees have been relatively stable in the past as revenue has been recognized over the course of the fixed time or project period.

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

Overview of Quarter Ended June 30, 2005

Introduction

Several major factors had a significant impact on our business during the third quarter of fiscal year 2005. Most notable was our merger with FreeMarkets on July 1, 2004 and our acquisitions of Alliente and Softface in the first half of fiscal year 2004. These business combinations added to our software and services capabilities and increased our revenues. We also experienced organic growth in our services revenues, as our business model continues to shift from software sales to providing comprehensive solutions including both software applications and strategic services. Partially offsetting these positive factors was the falloff in revenue from our strategic relationship with Softbank and the continued difficult selling environment for enterprise software applications. In summary, these and other factors caused our revenues to increase by 47% from $53.0 million in the third quarter of fiscal year 2004 to $77.7 million in the same period of fiscal year 2005.

More specifically, license revenues of $10.1 million were down 35% compared to the third quarter of fiscal year 2004, primarily due to the difficult selling environment, particularly for large enterprise software deals, and a shift from perpetual software licenses to more subscription and hosted term licenses. Subscription and maintenance revenues of $30.2 million were up 44% compared to the third quarter of fiscal year 2004, primarily due to the addition of software subscription revenues from FreeMarkets, while maintenance revenues were relatively flat. Finally, services and other revenues of $37.4 million were up 127% compared to the third quarter of fiscal year 2004, primarily due to the addition of service revenues from FreeMarkets, as well as organic growth of the Ariba services organization. While the addition of the subscription and services business from FreeMarkets increased our reported revenues on a year-over-year basis, this revenue stream has been declining, and we expect this trend to continue for at least the next few quarters.

As a result of these trends, we experienced a significant shift in our revenue mix, with license revenues contributing 13% of total revenues compared to 29% in the third quarter of fiscal year 2004, subscription and maintenance revenues contributing 39% and 40% of total revenues in the third quarter of fiscal year 2005 and 2004, respectively, and services and other revenues contributing 48% of total revenues compared to 31% in the third quarter of fiscal year 2004. Since the cost of software license revenues is typically much lower than the cost of services revenues, the shift in our revenue mix contributed to a decline in our gross margin for the quarter to 44% compared to 60% in the third quarter of fiscal year 2004. Also contributing to the decline in our gross margin was a charge of $4.9 million for the amortization of acquired technology.

Operating expenses increased to $322.3 million compared to $40.2 million in the third quarter of fiscal year 2004. The increase in operating expenses is attributable to a goodwill impairment charge of $247.8 million and a charge of $31.8 million resulting from revisions of our estimates for sublease commencement dates and rental rate projections to reflect soft market conditions in the Northern California real estate market. The remainder of the increase in operating expenses is due to increased charges for stock-based compensation and post-merger integration activity. In sum, our total expenses, including cost of revenue and other items, increased to $366.4 million compared to $60.6 million in the third quarter of fiscal year 2004, which caused a net loss of $288.7 million compared to $7.6 million in the third quarter of fiscal year 2004.

Outlook for Fiscal Year 2005

As a result of our merger with FreeMarkets, we expect total revenues and expenses to increase significantly during fiscal year 2005 relative to fiscal year 2004. In addition, we have incurred and expect to incur additional expenses relating to restructuring activities, including those related to the merger, as well as the amortization of acquired intangible assets. These restructuring activities have helped to lower our cost of revenue, sales and marketing, research and development, and general and administrative expenses to $83.1 million for the quarter ended June 30, 2005 from $89.1 million for the quarter ended September 30, 2004 (the first full quarter of combined operations after the merger with FreeMarkets).

While we have realized cost synergies from our merger with FreeMarkets, our revenues have declined sequentially from the first quarter through the third quarter of fiscal year 2005. The sequential decline in our revenue is due to several factors, including (1) a difficult spending environment for enterprise software vendors, (2) a shift in our mix of software revenue from perpetual licenses to subscription and hosted term licenses, and (3) a decline in the subscription services business acquired from FreeMarkets. In addition, while cross-selling to the legacy Ariba and FreeMarkets customer bases has had a positive impact on our business, it has been slower to develop than we had originally anticipated.

We believe that many of these trends may continue, and our current expectation is that revenues may again decline sequentially in the fourth quarter of fiscal year 2005. Based on the anticipated lower level of revenues, we announced in April 2005 our plans to take additional restructuring actions in the third and fourth quarter in an attempt to further reduce our cost structure. Those actions will result in a charge of approximately $1.6 million for the abandonment of excess space and approximately $2.5 million in costs associated with additional workforce reductions in the fourth quarter of fiscal year 2005.

We believe that our success for the remainder of fiscal year 2005 will depend largely on our ability to stabilize our base of revenues and capture further cost savings through our restructuring efforts. To stabilize revenues in the near term, we will need to (1) drive greater acceptance of our spend management solutions, (2) continue to capitalize on cross-selling opportunities from our merger with FreeMarkets, and (3) develop new revenue streams, such as procurement outsourcing, low-cost country sourcing services and fees from the Ariba Supplier Network.

We believe that key risks to our future revenues include: our ability to realize our cross-selling objectives; our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; our ability to generate organic growth; the market acceptance of spend management solutions as a standalone market category; the overall level of information technology spending; and potential declines in average selling prices. We believe that key risks to our future operating profitability include: our ability to maintain or grow our revenues; a shift in our mix of revenues from higher margin license fees to lower margin services and other fees; our ability to maintain utilization of our services organization; and the potential adverse impacts resulting from legal proceedings. Our prospects must be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in new and rapidly evolving markets, have completed several acquisitions over the past eighteen months and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

Results of Operations

The following table sets forth statements of operations data for the periods indicated (in thousands, except per share data). The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q which, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. In addition, the results of operations for the three and nine months ended June 30, 2005 include the effects of the FreeMarkets merger on July 1, 2004. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Form 10-K for the fiscal year ended September 30, 2004 filed with the SEC on December 14, 2004 and amended on January 28, 2005.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues:
License	$10,070	$15,475	$39,807	$50,091
Subscription and maintenance	30,213	20,988	92,865	64,584
Services and other	37,432	16,520	113,240	47,047

Total revenues	77,715	52,983	245,912	161,722

Cost of revenues:
License	998	528	2,746	2,112
Subscription and maintenance	7,039	5,226	21,391	16,007
Services and other	30,483	15,128	91,868	40,921
Amortization of acquired technology and customer intangible assets	4,907	340	14,888	340

Total cost of revenues	43,427	21,221	130,893	59,380

Gross profit	34,288	31,761	115,019	102,342

Operating expenses:
Sales and marketing	21,540	17,036	65,562	50,943
Research and development	11,772	13,811	36,434	38,872
General and administrative	6,330	6,650	22,862	16,114
Other income—Softbank	(3,350)	—	(6,145)	—
Amortization of other intangible assets	200	149	598	225
Stock-based compensation	3,422	771	12,078	1,639
Restructuring and integration	34,570	1,820	38,669	(97)
Goodwill impairment	247,830	—	247,830	—
Litigation provision	—	—	37,000	—

Total operating expenses	322,314	40,237	454,888	107,696

Loss from operations	(288,026)	(8,476)	(339,869)	(5,354)
Interest and other income, net	349	723	3,604	2,494

Net loss before income taxes	(287,677)	(7,753)	(336,265)	(2,860)
Provision (benefit) for income taxes	1,039	174	6,076	(353)
Minority interests in net (loss) income of consolidated subsidiaries	(1)	(296)	17	(136)

Net loss	$(288,715)	$(7,631)	$(342,358)	$(2,371)

Comparison of the Three and Nine Months Ended June 30, 2005 and 2004

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements and “Application of Critical Accounting Policies and Estimates” below for a description of our accounting policy related to revenue recognition.

License

Total license revenues for the three months ended June 30, 2005 were $10.1 million, a 35% decrease from the $15.5 million for the three months ended June 30, 2004. Total license revenues for the nine months ended June 30, 2005 were $39.8 million, a 21% decrease from the $50.1 million for the nine months ended June 30, 2004. These declines in revenue are attributable to the continued difficult selling environment for enterprise software applications and a shift from perpetual license sales to more subscription and hosted term license software sales. In the future, we believe that license revenues in any quarter will be increasingly dependent on new customer licenses entered into in that quarter rather than on revenues from licenses entered into in prior quarters.

Subscription and maintenance

Subscription and maintenance revenues for the three months ended June 30, 2005 were $30.2 million, a 44% increase over the $21.0 million recorded in the three months ended June 30, 2004. Subscription revenues for the three months ended June 30, 2005 were $11.8 million, a 474% increase over the $2.0 million for the three months ended June 30, 2004, primarily attributable to an expansion of our product lines as a result of our merger with FreeMarkets, the sale of more hosted term licenses and the growth of network revenue. Maintenance revenues for the three months ended June 30, 2005 were $18.5 million, relatively consistent with the $18.9 million for the three months ended June 30, 2004.

Subscription and maintenance revenues for the nine months ended June 30, 2005 were $92.9 million, a 44% increase over the $64.6 million for the nine months ended June 30, 2004. Subscription revenues for the nine months ended June 30, 2005 were $35.2 million, a 460% increase over the $6.3 million for the nine months ended June 30, 2004, primarily attributable to an expansion of our product lines as a result of our merger with FreeMarkets. Maintenance revenues for the nine months ended June 30, 2005 were $57.7 million, relatively consistent with the $58.3 million for the nine months ended June 30, 2004. We expect our merger with FreeMarkets will continue to result in increased subscription and maintenance revenues in fiscal year 2005 as compared to fiscal year 2004.

Services and other

Services and other revenues for the three months ended June 30, 2005 were $37.4 million, a 127% increase over the $16.5 million for the three months ended June 30, 2004. The increase in services and other revenues is due to $14.7 million from services revenues added as a result of our merger with FreeMarkets and $6.2 million from organic growth.

Services and other revenues for the nine months ended June 30, 2005 were $113.2 million, a 141% increase over the $47.0 million for the nine months ended June 30, 2004. The increase in services and other revenues is due to $47.8 million from services revenues added as a result of our merger with FreeMarkets, $16.1 million from organic growth and $2.3 million from Ariba Managed Services added as a result of our acquisition of Alliente in the second quarter of 2004. We are continuing to invest in our services business, which we believe is strategic to selling our spend management solutions. We anticipate that services and other revenues will represent an increasing portion of total revenues in fiscal year 2005, partly due to the inclusion of the results of operations of FreeMarkets for a full fiscal year.

Backlog

Our backlog is the value of contracts entered into by us with customers or resellers for which no revenue or deferred revenue has been recognized. In the quarter ended June 30, 2005, our backlog remained relatively consistent compared to March 31, 2005. We believe that backlog may not be a meaningful indicator of future revenues in any particular period for the following reasons: many of the contracts representing our backlog are cancelable or subject to performance conditions, a substantial portion of our license revenues in any period are realized from contracts entered into in that period, and an increasing portion of our revenues are realized from our services business.

Cost of Revenues

License

Cost of license revenues consists of product, delivery and royalty costs. Cost of license revenues for the three months ended June 30, 2005 was $998,000, an 89% increase over the $528,000 for the three months ended June 30, 2004. This increase is primarily due to a $371,000 increase in royalties due to third parties.

Cost of license revenues for the nine months ended June 30, 2005 was $2.7 million, a 30% increase over the $2.1 million for the nine months ended June 30, 2004. This increase is primarily due to a $750,000 increase in royalties due to third parties.

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for implementation and services, hosting services, technical support, facilities and equipment costs. Cost of subscription and maintenance revenues for the three months ended June 30, 2005 was $7.0 million, a 35% increase over the $5.2 million for the three months ended June 30, 2004. This increase is the result of a $2.3 million increase in the cost of subscription services, primarily due to the inclusion of the results of operations of FreeMarkets in the current period. The increase in the cost of subscription services was partially offset by a slight decrease in the cost of maintenance revenues.

Cost of subscription and maintenance revenues for the nine months ended June 30, 2005 was $21.4 million, a 34% increase over the $16.0 million for the nine months ended June 30, 2004. This increase is the result of a $5.9 million increase in the cost of subscription services, primarily due to the inclusion of the results of operations of FreeMarkets in the current period, and was partially offset by a slight decrease in the cost of maintenance revenues.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, training personnel, facilities and equipment costs. Cost of services and other revenues for the three months ended June 30, 2005 was $30.5 million, a 102% increase over the $15.1 million for the three months ended June 30, 2004. The increase is a result of additional personnel costs associated with our merger with FreeMarkets and organic growth.

Cost of services and other revenues for the nine months ended June 30, 2005 was $91.9 million, a 125% increase over the $40.9 million for the nine months ended June 30, 2004. The increase is a result of additional personnel costs associated with our acquisition of Alliente, the merger with FreeMarkets and organic growth. We anticipate that cost of services and other revenues will continue to increase significantly in fiscal year 2005 as compared to fiscal year 2004, primarily due to the inclusion of the results of operations of FreeMarkets for a full fiscal year.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of the costs allocated to technology and customer relationships in our fiscal year 2004 business combinations with Alliente, Softface and FreeMarkets. This expense amounted to $4.9 million and $340,000 for the three months ended June 30, 2005 and 2004, respectively, and $14.9 million and $340,000 for the nine months ended June 30, 2005 and 2004, respectively.

Gross profit

Our gross margin for the three months ended June 30, 2005 was 44% compared to 60% for the three months ended June 30, 2004, and our gross margin for the nine months ended June 30, 2005 was 47% compared to 63% for the nine months ended June 30, 2004. This change primarily reflects the shift in our revenue mix to revenues with lower gross margins as a result of the merger with FreeMarkets. We anticipate that our gross margin may decline further in the future to the extent that subscription and maintenance and services revenues increase as a percentage of total revenues.

Operating Expenses

Sales and marketing

Sales and marketing includes costs associated with our sales, marketing and product marketing personnel, and consists primarily of compensation and benefits, sales commissions, promotional and advertising and travel and entertainment expenses related to these personnel, as well as the provision for doubtful accounts. Sales and marketing expenses for the three months ended June 30, 2005 were $21.5 million, a 26% increase over the $17.0 million for the three months ended June 30, 2004. This increase is primarily due to increased compensation and benefits expense of $2.8 million due to the 25% increase in average headcount primarily due to the merger with FreeMarkets, as well as increased bad debt expense in the amount of $1.4 million due to a deterioration in the aging of our accounts receivable.

Sales and marketing expenses for the nine months ended June 30, 2005 were $65.6 million, a 29% increase over the $50.9 million for the nine months ended June 30, 2004. This increase is primarily due to the following: (1) increased compensation and benefits expense of $9.4 million resulting from a 33% increase in average headcount, primarily due to the merger with FreeMarkets; (2) increased bad debt expense in the amount of $3.2 million due to a deterioration in the aging of our accounts receivable, primarily due to a shift in our revenues from software revenues to services revenues; and (3) increased travel costs of $1.7 million from the 33% increase in headcount.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes employee compensation and benefits, consulting costs and the cost of software development tools and equipment. Research and development expenses for the three months ended June 30, 2005 were $11.8 million, a 15% decrease from the $13.8 million for the three months ended June 30, 2004. This decrease is primarily attributable to the following: (1) decreased compensation and benefits expense of $743,000 resulting from a slight decrease in average headcount; and (2) decrease in facilities and equipment expense of $487,000, primarily due to a decrease in depreciation expense as office equipment reaches its maximum depreciable lives.

Research and development expenses for the nine months ended June 30, 2005 were $36.4 million, a 6% decrease from the $38.9 million for the nine months ended June 30, 2004. This decrease is primarily attributable to the following: (1) decrease in facilities and equipment expense of $1.4 million, primarily due to a decrease in depreciation expense as office equipment reaches its maximum depreciable lives; and (2) decreased compensation and benefits expense of $1.1 million resulting from a slight decrease in average headcount.

General and administrative

General and administrative includes costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the three months ended June 30, 2005 were $6.3 million, relatively consistent with the $6.7 million for the three months ended June 30, 2004.

General and administrative expenses for the nine months ended June 30, 2005 were $22.9 million, a 42% increase over the $16.1 million for the nine months ended June 30, 2004. This increase is primarily due to increased legal expenses of $4.6 million primarily related to a patent infringement case settled in February 2005. For further discussion, see Note 4 to the unaudited Condensed Consolidated Financial Statements.

Other income—Softbank

During the three and nine months ended June 30, 2005, we recorded $3.4 million and $6.1 million, respectively, of income from the settlement with Softbank entered into in October 2004. The $37.0 million of deferred income recorded upon the settlement of the Softbank agreement is being recognized into income, starting in January 2005, over the remaining term of the three year license. For further discussion, see Note 9 to the unaudited Condensed Consolidated Financial Statements.

Amortization of other intangible assets

Amortization of other intangible assets was $200,000 and $598,000 for the three and nine months ended June 30, 2005, respectively, which consisted of trademarks acquired from our merger with FreeMarkets, our acquisitions of Softface and Alliente and our acquisition of the minority interests of Nihon Ariba and Ariba Korea from Softbank. Amortization of other intangible assets was $149,000 and $225,000 for the three and nine months ended June 30, 2004, respectively, which consisted of trademarks acquired from our acquisitions of Alliente and Softface. We anticipate amortization of other intangible assets will remain relatively consistent in the near term.

Stock-based compensation

We recognize deferred stock-based compensation associated with stock options issued to employees in conjunction with the consummation of our acquisitions and the issuance of restricted shares of common stock to executive officers and employees. These amounts are included as a component of stockholders’ equity and charged to operations over the vesting period of the options and restricted stock, consistent with the method described in FASB Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense is presented as a separate line item in our Condensed Consolidated Statements of Operations, net of the effects of reversals related to terminated employees for cancellation of unvested stock awards previously amortized to expense under FIN 28.

During the three and nine months ended June 30, 2005, we granted 320,000 and 2.5 million shares, respectively, of restricted stock to executive officers and certain employees. Net deferred stock-based compensation of $24.2 million was recorded during the nine months ended June 30, 2005. This amount will be amortized in accordance with FIN 28 over the vesting periods of the individual restricted common stock grants, which are between two to three years. During the three months ended June 30, 2005 and 2004, we recorded $3.4 million and $771,000 of stock-based compensation expense, respectively. During the nine months ended June 30, 2005 and 2004, we recorded $12.1 million and $1.6 million of stock-based compensation expense, respectively. As of June 30, 2005, we had an aggregate of $15.2 million of deferred stock-based compensation remaining to be amortized.

Restructuring and integration

We recorded a charge to operations of $34.6 million and $38.7 million during the three and nine months ended June 30, 2005, respectively, for restructuring and integration costs. In June 2005, we revised our estimates for sublease commencement dates and rental rate projections to reflect soft market conditions in the Northern California real estate market, resulting in a charge of $31.8 million. The remaining charge in the three months ended June 30, 2005 was primarily for severance and related benefits of $2.5 million resulting from our goal to better align expenses with our revenue levels and to enable us to invest in certain strategic growth initiatives and $259,000 of legal and consulting fees associated with the merger with FreeMarkets.

The remaining charge in the nine months ended June 30, 2005 was for severance and related benefits of $1.6 million for terminated employees and legal and consulting costs of $935,000 in connection with the merger with FreeMarkets in order to improve our post-merger competitiveness, productivity and future operating results. We also recorded a $1.6 million adjustment to our restructuring obligation in March 2005 that was related to a prior period. We assessed our findings using the guidance in SAB 99, and concluded that the amount of the prior period error was immaterial to the current and prior period. We also recorded a $1.2 million adjustment to the restructuring obligation due to the closure of an excess legacy FreeMarkets facility in the nine months ended June 30, 2005. This restructuring adjustment was considered part of purchase accounting for FreeMarkets and has been recorded as an adjustment to goodwill.

In July 2005, we re-assessed our office space in Pittsburgh, Pennsylvania and ceased use of one of the floors we lease through 2010, which will result in a charge of approximately $1.6 million in the fourth quarter. We also expect to incur additional severance and related benefit costs of approximately $2.5 million resulting from the workforce reduction initiated in the third quarter of fiscal year 2005.

Goodwill impairment

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform a test for impairment on an annual basis or as events and circumstances indicate that goodwill or other intangible assets may be impaired and that the carrying values may not be recoverable. We perform our annual assessment for impairment in the fourth quarter of each fiscal year. In June 2005, based on a combination of factors, particularly: (1) our current market capitalization, (2) our current and projected operating results, (3) significant trends in the enterprise software industry; and (4) our decision to reduce our workforce and eliminate excess facility space, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We determined that our estimated fair value was less than the recorded amount of our net assets, thereby necessitating that we assess our recorded goodwill for impairment. As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the Company to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, we concluded that goodwill was impaired in the amount of $247.8 million.

Litigation provision

We recorded a $37.0 million provision related to the settlement of our patent infringement litigation during the nine months ended June 30, 2005. For further discussion, see Note 4 to the unaudited Condensed Consolidated Financial Statements.

Interest and other income, net

Interest and other income, net for the three months ended June 30, 2005 was $349,000, a 52% decrease from the $723,000 recorded in the three months ended June 30, 2004. The decrease is primarily attributable to a 35% decrease in average cash and cash equivalents, investments and restricted cash, primarily due to the settlement of patent litigation with ePlus in February 2005, the Softbank settlement in October 2004 and cash paid in connection with the merger with FreeMarkets in July 2004. The decrease is also attributable to an increase in realized and unrealized foreign currency transaction losses in the three months ended June 30, 2005 of $321,000 on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries. The foreign currency transaction losses are primarily due to the U.S. dollar strengthening against the Euro and the British Pound in the three months ended June 30, 2005.

Interest and other income, net for the nine months ended June 30, 2005 was $3.6 million, a 45% increase over the $2.5 million recorded in the nine months ended June 30, 2004. The increase is primarily attributable to an increase in realized foreign currency transaction gains in the amount of $1.0 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries. The foreign currency transaction gains are primarily due to the U.S. dollar weakening against the Euro and the British Pound in the first half of 2005.

Provision (benefit) for income taxes

Provision for income taxes for the three months ended June 30, 2005 was $1.0 million, compared to $174,000 for the three months ended June 30, 2004. The increase is primarily due to taxes of $554,000 recorded for the anticipated repatriation of cash from Ariba Korea. Provision for income taxes for the nine months ended June 30, 2005 was $6.1 million, compared to a benefit of $353,000 for the nine months ended June 30, 2004. The increase in the nine months ended June 30, 2005 is primarily attributable to the $4.8 million tax effect related to the buy-out of the minority interests from Softbank in October 2004 and the $554,000 recorded for the repatriation of cash from Ariba Korea.

Minority interests

In the second quarter of 2005, we purchased an approximate 2% minority interest in Nihon Ariba held by minority shareholders. In October 2004, we purchased the 41% interest in Nihon Ariba and the 42% interest in Ariba Korea held by Softbank for $3.5 million. These transactions resulted in a $19.4 million reduction to minority interests during the nine months ended June 30, 2005, respectively. We reduced consolidated net loss by $1,000 and $296,000, representing the minority interests’ share of Nihon Ariba’s and Ariba Korea’s loss for the three months ended June 30, 2005 and 2004, respectively. We increased consolidated net loss by $17,000 and reduced net loss by $136,000 representing the minority interests’ share of Nihon Ariba’s and Ariba Korea’s results for the nine months ended June 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

As of June 30, 2005, we had $115.8 million in cash, cash equivalents and investments and $32.9 million in restricted cash, for total cash, cash equivalents and investments of $148.7 million. Our working capital on June 30, 2005 was $11.6 million. All significant cash, cash equivalents and investments are held in accounts in the United States except for $49.4 million held by our majority-owned subsidiaries in Japan and Korea. As discussed above, the repatriation of cash held in Korea will be subject to foreign withholding taxes at a rate of 11%. As of September 30, 2004, we had $140.9 million in cash, cash equivalents and investments and $72.5 million in restricted cash, for total cash, cash equivalents and investments of $213.4 million. Our working capital on September 30, 2004 was $33.1 million.

The decrease in total cash, cash equivalents, investments and restricted cash of $64.7 million in the nine months ended June 30, 2005 is primarily attributable to the cash outflow of $37.0 million associated with the ePlus settlement in February 2005 and the $26.5 million associated with the Softbank settlement in October 2004. The net cash outflow to Softbank is comprised of the following: (1) repayment of $43.0 million of the interim payments received in connection with the Softbank arbitration proceedings, which represented the amounts owed to Ariba for software and support under the strategic relationship with Softbank; (2) payment of $3.5 million to buy out Softbank’s minority interests in Nihon Ariba and Ariba Korea; and (3) $20.0 million received from Softbank for a three year software license of the Ariba Sourcing and Ariba Analysis product lines. Excluding the ePlus and Softbank settlements, total cash and investments decreased $1.8 million.

Net cash used in operating activities was $66.1 million for the nine months ended June 30, 2005, compared to $4.7 million of net cash used in operating activities for the nine months ended June 30, 2004. Cash flows from operating activities decreased a total of $61.4 million primarily due to the following:

•	A decrease of $69.9 million associated with the net Softbank activity. In the nine months ended June 30, 2004, we received interim payment of $43.4 million from Softbank pursuant to an arbitration proceeding in November 2003. In the nine months ended June 30, 2005, the net cash outflow to Softbank was $26.5 million as described above. See also the offsetting increase in investing activities noted below; and

•	A decrease of $37.0 million associated with the ePlus settlement in February 2005.

The above items were partially offset by the following:

•	An increase of $12.4 million relating to a payment received from a subtenant in the nine months ended June 30, 2005;

•	An increase of $21.0 million from deferred revenue comparing the nine months ended June 30, 2005 to June 30, 2004. This is primarily due to the $24.9 million decrease in deferred revenue in the nine months ended June 30, 2004, principally due to the recognition of more revenue from contracts entered into during prior periods than new deferrals originating in the nine months ended June 30, 2004; and

•	An increase of $6.3 million from accounts receivable comparing the nine months ended June 30, 2005 to June 30, 2004, which represents the difference in the net change in accounts receivable in the nine months ended June 30, 2005 as compared to the corresponding period in the prior year.

Net cash provided by investing activities was $48.3 million for the nine months ended June 30, 2005, compared to net cash provided by investing activities of $37.9 million for the nine months ended June 30, 2004. The increase in net cash provided by investing activities for the nine months ended June 30, 2005 is primarily attributable to the net Softbank activity of $69.9 million described above and the $10.9 million used to acquire Alliente and Softface in the nine months ended June 30, 2004, partially offset by reduced proceeds of $75.6 million from sales of marketable securities, net of purchases.

Net cash provided by financing activities was $9.0 million for the nine months ended June 30, 2005, compared to net cash provided by financing activities of $4.9 million for the nine months ended June 30, 2004. Net cash provided by financing activities in both periods is attributable to the issuance of common stock from stock option exercises and from the employee stock purchase plan.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 4 to the unaudited Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 4 to the unaudited Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of June 30, 2005. There have been no material changes in our contractual obligations and commercial commitments during the nine months ended June 30, 2005 from those presented in our Annual Report on Form 10-K filed with the SEC on December 14, 2004 and amended on January 28, 2005.

Off-balance sheet arrangements

We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

Anticipated cash flows

We expect to incur significant operating costs, particularly related to services delivery costs, sales and marketing, research and development and restructuring costs, for the foreseeable future in order to execute our business plan. We anticipate that such operating costs, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, payments of restructuring and integration charges, changes in deferred revenues, our ability to manage infrastructure costs, the outcome of our subleasing activities related to abandoned excess leased facilities, the use of cash under our stock repurchase program and ongoing regulatory and legal proceedings.

We believe our existing cash, cash equivalents and investment balances, together with anticipated cash flow from operations, should be sufficient to meet our working capital and operating resource requirements for at least the next twelve months. However, given the significant changes in our business and results of operations in the last twelve to eighteen months, the fluctuation in cash and investment balances may be greater than presently anticipated. See “Risk Factors.” After the next twelve months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

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

Risk Factors

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Ariba and our business because such factors may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, including the sections titled “Overview of Quarter Ended June 30, 2005” and “Outlook for Fiscal Year 2005,” and the risks discussed in our other SEC filings, actual results could differ materially from those projected in any forward-looking statements. See Note 4 to the unaudited Condensed Consolidated Financial Statements for a discussion of risks related to litigation proceedings.

We Compete in New and Rapidly Evolving Markets, and Our Spend Management Solutions Are At a Relatively Early Stage of Development. These Factors Make Evaluation of Our Future Prospects Difficult.

Spend management software applications and services are at a relatively early stage of development. We introduced our initial Ariba Spend Management solutions in September 2001, and we have recently introduced several new products that have achieved limited deployment, including recent product releases and upgrades integrating functionality acquired in our 2004 merger with FreeMarkets. These products may be more challenging to implement than our more established products, as we have less experience deploying these applications. The markets in which we compete are characterized by rapid technological change, evolving customer needs and frequent introductions of new products and services. As we adjust to evolving customer requirements and competitive pressures, we may be required to further reposition our product and service offerings and introduce new products and services. We may not be successful in developing and marketing such product and service offerings, or we may experience difficulties that could delay or prevent the development and marketing of such product and service offerings, which could have a material adverse effect on our business, financial condition or results of operations.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of June 30, 2005, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in subsequent risk factors and the following:

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

Our quarterly operating results have varied or may vary depending on a number of factors, including the following:

Risks Related to Revenues:

•	fluctuations in demand, sales cycles and average selling price for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the continued impact of declines in the volume or rate of our sourcing services or a shift from these services (formerly known as FullSource) to our lower cost self-service product, Ariba QuickSource;

•	fluctuations in the number of relatively larger orders for our products and services;

•	increased dependence on relatively smaller orders from a larger number of customers;

•	increased dependence on the number of new customer contracts in the current quarter, including follow-on contracts from existing customers, rather than on contracts entered into in prior quarters;

•	increased dependence on generating revenues from new revenue sources;

•	delays in recognizing revenue from licenses of software products;

•	changes in the mix of types of licensing arrangements and related timing of revenue recognition;

•	the impact of past declines in our deferred revenue;

•	changes in our product line and customer demand resulting from our merger with FreeMarkets; and

•	the impact of the restatement of our consolidated financial statements in 2003 and our ongoing legal proceedings.

Risks Related to Expenses

•	our overall ability to control costs, including managing reductions in expense levels through restructuring and severance payments;

•	the level of expenditures relating to ongoing legal proceedings;

•	costs associated with changes in our pricing policies and business model, including increased reliance on managed solutions offerings and the implementation of programs to generate revenue from new sources;

•	costs associated with the merger with and integration of FreeMarkets into Ariba, including the amortization of other intangible assets and stock-based compensation expense; and

•	the failure to adjust our workforce to changes in the level of our operations.

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

Customers may purchase a perpetual license for our software or purchase the software for a specified period of time through a term license or a subscription. If an increasing portion of customers choose term or subscription licenses or application hosting services, we may experience a deferral of revenues and cash payments from customers.

Revenues in Any Quarter May Vary to the Extent Recognition of Revenue is Deferred When Contracts Are Signed. As a Result, Revenues in Any Quarter May Be Difficult to Predict and Unreliable Indicators of Future Performance Trends.

We frequently enter into contracts where we recognize only a portion of the total revenue under the contract in the quarter in which we enter into the contract. For example, we may recognize revenue on a ratable basis over the life of the contract or enter into contracts where the recognition of revenue is conditioned upon delivery of future product or service elements. The portion of revenues recognized on a deferred basis may vary significantly in any given quarter, and revenues in any given quarter are a function both of contracts signed in such quarter and contracts signed in prior quarters. License revenues in recent and future quarters will generally be more dependent on revenues from new customer contracts entered into in those quarters rather than from the amortization or recognition of license revenues deferred in prior quarters.

Revenues From Our Ariba Sourcing Solution (Which Includes the Service Formerly Known as FullSource) Could Be Negatively Affected if Customers Elect to Purchase Our Self-Service Products Rather Than Our Technology-Enhanced Services.

Revenue from our full-service sourcing services offering (formerly known as FullSource) has been declining as existing customers renew contracts for lower dollar volumes and/or purchase our lower-priced self-service technologies (such as Ariba QuickSource). We have several large multi-year contracts for these technology-enhanced services, some of which will come up for renewal during the remainder of fiscal year 2005 and beyond. If these customers do not renew their contracts upon expiration, or if they elect to use one of our lower-cost self-service solutions, our future revenues may decrease.

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

Because we are a publicly-traded company, we are subject to certain federal, state and other rules and regulations, including rules and regulations adopted in response to laws adopted by Congress, such as the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal control over financial reporting. Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent other than inconsequential errors or fraud in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it impossible for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

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

The SEC Inquiry Regarding the Restatement of Certain of Our Financial Statements During Fiscal Year 2003 Could Seriously Harm Our Business.

In fiscal year 2003, the SEC commenced an informal inquiry regarding the circumstances leading up to the restatement of our consolidated financial statements for the fiscal years ended September 30, 2000 and 2001 and the quarters ended December 31, 1999 through June 30, 2002. Responding to any such review could require significant diversion of management’s attention and resources in the future. For example, if the SEC elects to pursue an enforcement action, the defense against this type of action could be costly and require additional management resources. If we are unsuccessful in defending against any such enforcement action, we may face civil or criminal penalties or fines that could seriously harm our business and results of operations.

Pending Litigation Could Seriously Harm Our Business

We are subject to pending litigation that could seriously harm our business. See Note 4 to the unaudited Condensed Consolidated Financial Statements.

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

We review these estimates each reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on our Sunnyvale, California headquarters and our other principal office in Pittsburgh, Pennsylvania as of June 30, 2005 by $7.9 million. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results. We expect to take additional restructuring actions in the fourth quarter of fiscal year 2005 that will result in additional restructuring charges.

We May Incur Additional Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines since January 2004. In June 2005, based on a combination of factors, particularly: (1) our current market capitalization, (2) our current and projected operating results, (3) significant trends in the enterprise software industry; and (4) our decision to reduce our workforce and eliminate excess facility space, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We determined that our estimated fair value was less than the recorded amount of our net assets, thereby necessitating that we assess our recorded goodwill for impairment. As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the Company to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, we concluded that goodwill was impaired in the amount of $247.8 million. The remaining balance of goodwill is $328.7 million as of June 30, 2005, and there can be no assurances that future goodwill impairments will not occur.

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

Our Business Is Susceptible to Numerous Risks Associated with International Operations.

International operations have represented a significant portion of our revenues over the past three years. We have committed and expect to continue to commit significant resources to our international sales and marketing activities. We are subject to a number of risks associated with these activities. These risks generally include:

•	currency exchange rate fluctuations, particularly as a result of the overall decline in the value of the U.S. dollar compared to other foreign currencies over the past two years;

•	unexpected changes in regulatory requirements;

•	tariffs, export controls and other trade barriers;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	potentially adverse foreign tax consequences, including withholding in connection with the repatriation of earnings;

•	the burdens of complying with a wide variety of foreign laws; and

•	political instability.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products primarily in the United States of America, Europe and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If any of the events described above were to occur, our net sales could be seriously impacted, since a large portion of our net sales are derived from international operations. For the three months ended June 30, 2005 and 2004, 27% and 22%, respectively, and for the nine months ended June 30, 2005 and 2004, 28% and 26%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

We use derivative instruments to manage risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to reduce our net exposures, by currency, related to the monetary assets and liabilities of our foreign operations denominated in local currency. In addition, from time to time, we may enter into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. These forward contracts do not qualify for hedge accounting and accordingly, all of these instruments are marked to market at each balance sheet date by a charge to earnings. We believe that these forward contracts do not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts are generally offset by losses and gains on the underlying assets and liabilities. We do not use derivatives for trading or speculative purposes. All contracts have a maturity of less than one year.

The following table provides information about our foreign exchange forward contracts outstanding as of June 30, 2005 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	3,000	$3,635	$57

The unrealized gain represents the difference between the contract value and the market value of the contract based on market rates as of June 30, 2005.

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

Cash Flow Risk

In January 2005 and December 2004, we hedged a portion of the net assets of Ariba Korea and Nihon Ariba, respectively, using foreign currency forward contracts (Korean Won and Japanese Yen) to offset the translation and economic exposures related to anticipated cash flows from these subsidiaries. The change in fair value of the forward contract attributable to the changes in forward exchange rates (the effective portion) is reported in stockholders’ equity to offset the translation results on the net investments. The Korean Won and Japanese Yen hedges minimize currency risk arising from cash held in Korean Won and Japanese Yen as a result of the Softbank settlement in October 2004. It is anticipated that the majority of the cash held in Ariba Korea and Nihon Ariba will be repatriated in the next six months. The notional amount of our hedges were 2.0 billion Korean Won ($2.0 million) and 3.0 billion Japanese Yen ($27.1 million) as of June 30, 2005. The unrealized net gain on the cash flow hedges reported in stockholders’ equity was $2.2 million as of June 30, 2005.

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

	Year Ending June 30, 2006	Year Ending June 30, 2007	Year Ending June 30, 2008	Year Ending June 30, 2009	Year Ending June 30, 2010	Thereafter	Total
Cash equivalents	$15,295	$—	$—	$—	$—	$—	$15,295
Average interest rate	2.92%	—	—	—	—	—	2.92%
Investments	$31,553	$19,774	$30,177	—	—	—	$81,504
Average interest rate	1.93%	2.74%	2.75%	—	—	—	2.43%

Total investment securities	$46,848	$19,774	$30,177	$—	$—	$—	$96,799

The table above does not include uninvested cash of $51.9 million held as of June 30, 2005, of which $41.4 million represents funds held by Nihon Ariba, our majority owned subsidiary in Japan. Total cash, cash equivalents, investments and restricted cash as of June 30, 2005 was $148.7 million.

Item 4. Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures based upon the controls evaluation.

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

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of June 30, 2005 our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we recently relocated to our Pittsburgh office a number of functions and processes previously performed in our Sunnyvale office that are part of our internal control over financial reporting, and there can be no assurance that this relocation will not adversely affect our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The litigation discussion set forth in Note 4 to the unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders in Sunnyvale, California on April 15, 2005. Of the 66,068,435 shares outstanding and entitled to vote at the meeting, 48,962,476 shares were present or represented by proxy at the meeting. At the meeting, the following actions were voted upon:

a. Election of Robert M. Calderoni as a director of the Company’s board of directors to serve until the Company’s 2008 annual meeting of stockholders or until his successor is duly elected and qualified.

For:	46,715,523
Withheld:	2,246,953

b. Election of Robert D. Johnson as a director of the Company’s board of directors to serve until the Company’s 2008 annual meeting of stockholders or until his successor is duly elected and qualified.

For:	46,897,969
Withheld:	2,064,780

c. Election of Robert E. Knowling as a director of the Company’s board of directors to serve until the Company’s 2008 annual meeting of stockholders or until his successor is duly elected and qualified.

For:	46,779,129
Withheld:	2,183,347

d. Ratification of the appointment of KPMG LLP as the Company’s independent public accountants for the fiscal year ending September 30, 2005.

For:	48,215,896
Against:	668,567
Abstain:	78,013

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1‡	Option Agreement, dated as of June 14, 2005, by and between Robert D. Johnson and the Registrant.

10.2‡	Option Agreement, dated as of June 14, 2005, by and between Richard A. Kashnow and the Registrant.

10.3‡	Option Agreement, dated as of June 14, 2005, by and between Robert E. Knowling. Jr. and the Registrant.

10.4‡	Option Agreement, dated as of June 14, 2005, by and between Thomas F. Monahan and the Registrant.

10.5‡	Option Agreement, dated as of June 14, 2005, by and between Karl E. Newkirk and the Registrant.

10.6‡	Option Agreement, dated as of June 14, 2005, by and between Richard F. Wallman and the Registrant.

10.7‡	Form of Notice of Grant and Stock Option Agreement under the Ariba, Inc. 1999 Equity Incentive Plan.

10.8‡	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under the Ariba, Inc. 1999 Equity Incentive Plan.

10.9‡	Form of Notice of Grant and Stock Option Agreement under the FreeMarkets, Inc. Second Amended and Restated Stock Incentive Plan.

10.10‡	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under the FreeMarkets, Inc. Second Amended and Restated Stock Incentive Plan.

10.11‡	Form of Notice of Grant and Stock Option Agreement under the FreeMarkets, Inc. Broad Based Equity Incentive Plan.

10.12‡	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under the FreeMarkets, Inc. Broad Based Equity Incentive Plan.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ JAMES W. FRANKOLA
James W. Frankola Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  August 8, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit Title
10.1‡	Option Agreement, dated as of June 14, 2005, by and between Robert D. Johnson and the Registrant.

10.2‡	Option Agreement, dated as of June 14, 2005, by and between Richard A. Kashnow and the Registrant.

10.3‡	Option Agreement, dated as of June 14, 2005, by and between Robert E. Knowling. Jr. and the Registrant.

10.4‡	Option Agreement, dated as of June 14, 2005, by and between Thomas F. Monahan and the Registrant.

10.5‡	Option Agreement, dated as of June 14, 2005, by and between Karl E. Newkirk and the Registrant.

10.6‡	Option Agreement, dated as of June 14, 2005, by and between Richard F. Wallman and the Registrant.

10.7‡	Form of Notice of Grant and Stock Option Agreement under the Ariba, Inc. 1999 Equity Incentive Plan.

10.8‡	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under the Ariba, Inc. 1999 Equity Incentive Plan.

10.9‡	Form of Notice of Grant and Stock Option Agreement under the FreeMarkets, Inc. Second Amended and Restated Stock Incentive Plan.

10.10‡	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under the FreeMarkets, Inc. Second Amended and Restated Stock Incentive Plan.

10.11‡	Form of Notice of Grant and Stock Option Agreement under the FreeMarkets, Inc. Broad Based Equity Incentive Plan.

10.12‡	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under the FreeMarkets, Inc. Broad Based Equity Incentive Plan.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Management contract or compensatory plan or agreement.