Form 10-K
period 2005-09-30
ARIBA INC
filed 2005-12-07
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Common Stock, $0.002 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of $7.76 on the Nasdaq Stock Market as of that date) was approximately $513.0 million.

As of November 30, 2005, there were 72,219,134 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2006 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

ARIBA, INC.

FORM 10-K

September 30, 2005

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled “Risk Factors” and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings. Ariba, Inc. is referred to herein as “Ariba” or “we.”

PART I

ITEM 1.	BUSINESS

Overview

Ariba provides spend management solutions that allow enterprises to efficiently manage the purchasing of non-payroll goods and services required to run their business. We refer to these non-payroll expenses as “spend.” Our solutions include software, network access, professional services and expertise. They are designed to provide enterprises with technology and business process improvements to better manage their spend and, in turn, save money. Our software and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and settlement activities.

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

We believe that technology alone is not enough to transform procurement from a tactical to a strategic function. Accordingly, Ariba Spend Management solutions combine domain expertise, operational services, software and network access. We work closely with our customers, providing sourcing, procurement and commodity expertise around the world to help companies optimize their spend management processes and supplier relationships. We then leverage our broad spend management technology platform to help our customers realize repeatable savings over the long term.

Ariba was incorporated in Delaware in September 1996 and from that date through March 1997 was in the development stage, conducting research and developing our initial products. Our principal executive offices are located at 807 11th Avenue, Sunnyvale, California 94089.

Ariba Spend Management Solutions

Ariba provides world-class spend management solutions that drive rapid and sustainable bottom-line results. Our solutions allow enterprises to take a step-by-step approach with products and services that work together. By combining software, network access, professional services and expertise into a comprehensive solution, Ariba helps customers to address six key areas of spend management.

•	Ariba Visibility Solutions—provide enterprises with a comprehensive set of products and services to enhance spend visibility and control across spend categories, disparate systems and corporate divisions.

•	Ariba Sourcing Solutions—allow enterprises to identify top suppliers across a broad range of categories to negotiate procurement terms, leverage and aggregate spend, implement best practices and manage procurement contracts.

•	Ariba Contract Management Solutions—enable enterprises to streamline and automate the contract process from contract creation to compliance management.

•	Ariba Procurement and Expense Solutions—deliver flexible, easy-to-use applications and services for requisitioning and procurement across all types of spend.

•	Ariba Invoice and Payment Solutions—enable enterprises to streamline and automate less efficient, paper-intensive invoicing and payment processes to improve speed and accuracy.

•	Ariba Supplier Management Solutions—provide enterprises with a broad set of products and services to optimize buyer-supplier interactions throughout the spend management lifecycle.

Ariba Spend Management solutions are delivered in a flexible manner, depending upon the needs and preferences of the customer. Ariba Spend Management—Basic Package will enable small to mid-sized companies, or divisions of larger companies, to rapidly and cost-effectively begin using our solutions, including core software functionality with basic support and empowerment, in an on-demand model. Ariba Spend Management—Professional Package will deliver sophisticated spend management capabilities in an on-demand delivery model, including all of the capabilities of the Basic Package, as well as advanced functionality, flexible configuration capabilities, advanced project support and training services. Ariba Spend Management—Enterprise Package delivers the full power of spend management to enterprises looking to achieve a competitive advantage through comprehensive spend management. Enterprise Packages are available as hosted on-demand solutions or as installed applications, and include prioritized support, interactive training, expert services and extensive customization and control capabilities. Customers may subscribe to our solutions for a specified term, purchase a perpetual license or pay for services on a time-and-materials basis, depending upon their business requirements.

Ariba Software Applications

Ariba software applications are built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. They are designed to integrate with all major platforms and can be accessed via a web browser. One of the key differentiators of Ariba Spend Management solutions is the ability to integrate with multi-ERP (enterprise resource planning) software applications. Many large corporations use several different ERP platforms that cannot easily work with each other. For this reason, our software applications are designed to run on top of major legacy or backend applications for business processes, such as human resource management and accounting, thus eliminating the need for manual transfer of critical information from Ariba products to ERP systems.

Historically, our software applications were primarily provided as installed applications that are deployed behind a customer’s firewall. However, in response to recent customer demand, we are increasingly providing on-demand delivery of our software applications, whereby applications are hosted by Ariba or a third party, and customers access the solution via the Internet. Throughout fiscal year 2006, we plan to release new versions of our software that are better suited and more cost effective for an on-demand delivery model. In addition, we plan to offer more of our software as part of bundled solutions that may include the combination of multiple modules as well as our professional services, such as process expertise, commodity knowledge, training, support and other services.

Ariba Visibility Solutions modules:

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

Ariba Sourcing Solutions modules:

Ariba QuickSource is a negotiation platform that allows sourcing professionals to more fully automate the process of structuring and executing online markets by simplifying and enhancing the request-for-quote/ request-for-proposal process. Ariba QuickSource is a hosted application that delivers rapid, measurable savings and, compared to an installed application, can be deployed quickly and is easy to use. Ariba QuickSource was developed by FreeMarkets, Inc. (“FreeMarkets”), which we merged with in July 2004, and was first introduced in February 2001.

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

Ariba Contract Management Solutions modules:

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

Ariba Procurement and Expense Solutions modules:

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

Ariba Category Procurement enables customers to better manage complex categories of spend, including catalog, travel, third-party, time-based and project-based purchases. With Ariba Category Procurement, enterprises can improve category spend management across a broad range of categories, including but not limited to facilities management, information technology and management consulting, temporary labor and print services. Ariba Category Procurement was first introduced in February 2004.

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

Ariba Contract Compliance (see description above).

Ariba Invoice and Settlement (see description below).

Ariba Invoice and Payment Solutions module:

Ariba Invoice and Settlement proactively and accurately manages payment terms, automates vendor disbursements, and drives additional discounts and cash forecast visibility. Ariba Invoice and Settlement provides an intuitive user interface, robust workflow-based exception handling and real-time supplier communication to boost time, resource, and cost efficiencies. Enterprises can use Ariba Invoice and Settlement to automate supplier interactions, schedule payments, send batch payments, optimize vendor discounts, and share remittance details with suppliers on the Ariba Supplier Network. Ariba Invoice was first introduced in April 2002 and Ariba Settlement was first introduced in February 2004.

Ariba Supplier Management Solutions module:

Ariba Supplier Connectivity integrates with ERP applications and provides customers with the ability to access and reliably transact with more than 120,000 registered global suppliers via the Ariba Supplier Network. Ariba Supplier Connectivity enables enterprises to focus on managing spend rather than on the infrastructure needed to connect electronically to suppliers. Ariba Supplier Connectivity was first introduced in April 2005.

Ariba Supplier Network

Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 120,000 registered suppliers of a wide array of goods and services are connected to the Ariba Supplier Network. As a result, buying organizations can connect once to the Ariba Supplier Network and simultaneously access many suppliers. By using the Ariba Supplier Network, businesses can realize cost savings through greater process efficiencies, better employee and contract compliance, reduced inventories and fair pricing opportunities.

The Ariba Supplier Network is a multi-protocol network that allows buyers to send orders from Ariba Buyer or other eProcurement systems in one standard format that are then converted into the supplier’s preferred transaction format. Supported formats include: cXML (Commerce eXtensible Markup Language), a format used on the Internet to describe commerce data and documents; EDI (Electronic Data Interchange), a format used to electronically exchange data and documents, CIF (Catalog Interchange Format), a format commonly used to electronically transfer catalog information; electronic mail; or facsimile. In addition, by using Ariba PunchOut, a cXML-based technology, buyers can link to a supplier’s web site to find, configure and select products while keeping the purchasing process within Ariba Buyer for internal approval, accounting and administrative controls. This feature is particularly useful when working with suppliers that have extensive web sites, product configuration systems and large product catalogs.

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

Access to the Ariba Supplier Network is provided in one of two ways: (1) to buying organizations as part of their Ariba Buyer license and maintenance agreements or (2) through a direct access license to the Ariba Supplier Network itself. Suppliers joining the Ariba Supplier Network must agree to a standard web-based terms of use agreement with us, and link to the network through any of several formats (e.g. cXML, EDI or facsimile). Suppliers that exceed certain transaction volumes are charged a nominal fee for access to the Ariba Supplier Network. In addition, suppliers are charged fees for optional solutions such as premium technology and support services.

Ariba Spend Management Expertise

In addition to software applications, Ariba Spend Management solutions include a broad range of strategic services that are provided by our Consulting team. Ariba Consulting provides professional services such as implementation and strategic consulting services, education and training, commodity expertise, decision support services, benchmarking services, low cost country sourcing services and procurement outsourcing services. Our professionals work closely with our customers to help them improve their procurement and sourcing processes. All of these additional offerings are designed to improve the return on investment our customers receive through the use of our solutions.

Since our inception, Ariba customers have used our team of consultants who maintain deep knowledge of Ariba applications and industry leading best practices to lead the implementation process by utilizing our SMART methodology (Spend Management Accelerated Results Tool). Through our merger with FreeMarkets and acquisition of Alliente, Inc. (“Alliente”) in fiscal year 2004, we have enhanced our Ariba Consulting organization over the past eighteen months both by adding professionals with expertise in strategic sourcing and specific commodity knowledge, as well as by adding a procurement outsourcing capability. We now offer service capabilities in the following key areas:

•	Strategic Advisory Services—help customers with the development of a spend management program focusing on organizational needs, spend management processes and the integration of appropriate spend management applications.

•	Data Services—help our customers navigate data-rich, complex spend management environments, thereby transforming spend management data into a useful tool for the procurement professional. Better spend management data leads to better targeted spend management programs, more effective sourcing projects and improved decision analytics. Our capabilities extend from core data extraction through project-specific analytics.

•	Category Sourcing Services—provide in-depth commodity and spend management knowledge to the customer. Our capabilities extend from commodity-specific sourcing advisory services and expertise to benchmarking support and market analysis.

•	Supplier Services—enable customers to utilize our global supply base knowledge and leading market experience to manage critical activities throughout the entire supplier lifecycle, including identifying new suppliers, moving negotiated savings to the bottom-line and determining and tracking ongoing supplier performance against strategic performance metrics.

•	Managed Services—improve the execution of spend management projects by integrating best practices and global project support throughout the lifecycle of the project. We provide customers with project advice, dedicated project management, staff augmentation and procurement outsourcing services.

•	Implementation Services—enable companies to leverage world-wide functional and technical experts to help with the deployment of Ariba Spend Management applications. These services include basic application deployment, ongoing technology assessment and upgrade strategies, as well as a wide range of supplier management capabilities enabling companies to optimize their spend management technical capabilities.

•	Application Management—helps companies manage, maintain and benefit from their Ariba Spend Management technologies. These services include help desk support, site administration, hosting and providing ongoing application support for our technology.

Employees

As of September 30, 2005, we had a total of 1,506 employees, including 272 in research and development, 222 in sales and marketing, 843 in professional services, customer support and training, and 169 in administration, finance, legal, human resources and information technology. Of these employees, 963 were located in the United States of America and 543 were located outside the United States of America. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Our future operating results depend in significant part on the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement. Our future success also depends on our continuing ability to attract and retain highly qualified personnel. Competition for these personnel is intense, and we may not be able to retain our key technical, sales and senior management personnel or attract these personnel in the future. We have experienced difficulty in recruiting qualified personnel, and we expect to experience these difficulties in the future. If we are unable to hire and retain qualified personnel in the future, this inability could harm our business.

Sales

We sell our solutions primarily through our worldwide direct sales organization. Our direct sales force consisted of sales professionals, application specialists and supporting personnel located in several North American locations and in offices in Europe and Asia.

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

Marketing

We focus our marketing efforts toward educating our target market, generating new sales opportunities, and creating awareness for our spend management solutions. We conduct a variety of marketing programs worldwide to educate our target market, including business seminars, trade shows, press relations and industry analyst programs.

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

Customer Service, Training and Support

We believe that customer satisfaction is essential for our long-term success, and therefore offer comprehensive customer assistance programs. Our technical support provides response to and resolution of customer technical inquiries and is available to clients by telephone, over the web or by electronic mail. We use a customer service automation system to track each customer inquiry until it is resolved.

Our education services group delivers education and training to our clients and partners. We offer a comprehensive series of classes to provide the knowledge and skills to successfully deploy, use and maintain our products and solutions. These courses focus on the technical aspects of our products as well as real-world business issues and processes. All of our classes include lecture, demonstration, discussion and hands-on use of our solutions. Classes are held regularly in training facilities at our headquarters in Sunnyvale, California and in our offices in Pittsburgh, Pennsylvania, London and Singapore.

Research and Development

We introduced our initial product, Ariba Buyer, in June 1997, and since then have released a number of new products and product enhancements to address the needs of sourcing and procurement professionals. We began to operate the Ariba Supplier Network in April 1999 and continue to provide enhancements to it on an ongoing basis. We introduced Ariba Sourcing in September 2001, and upgraded the solution in September 2004 to incorporate functionality from legacy FreeMarkets applications. Over the past few years, we have introduced several new products, including Ariba Data Enrichment (based on technology acquired from Softface), Ariba QuickSource (which was previously offered by FreeMarkets), and several internally developed products such as Ariba Contract Workbench, Ariba Category Procurement and Ariba Invoice and Settlement. In addition to developing new functionality, we have also been re-architecting our applications to be more easily deployed via an on-demand model. Throughout fiscal year 2006, we plan to release on-demand versions of many of our software applications. If we are unable to develop new products or enhancements to existing products or corrections on a timely and cost-effective basis, or if these new products or enhancements do not have the features or quality measures to make them successful in the marketplace, our business will be harmed.

Our research and development expenses were $47.2 million, $54.1 million and $54.0 million during the fiscal years ended September 30, 2005, 2004 and 2003, respectively. We also recorded amortization of acquired technology as part of cost of revenues of $5.3 million, $1.7 million and $4.0 million during the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

Our research and development organization is divided into teams focused on our various Ariba Spend Management solutions and the Ariba Supplier Network, as well as on server and infrastructure development, user interface and Internet application design, tools development, enterprise integration, operations, quality assurance, documentation, release management and advanced development. These teams regularly share resources and collaborate on code development, quality assurance and documentation.

International Operations

We currently have offices in 23 countries. All of our international operations are conducted through wholly-owned subsidiaries. Revenues from our international operations were $90.6 million, $85.0 million and $75.4 million for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. For the years ended September 30, 2005, 2004 and 2003, Softbank accounted for approximately 1%, 2% and 10% of our revenue, respectively. Also see Note 9 of Notes to Consolidated Financial Statements for financial information about our geographic areas. See Note 13 of Notes to Consolidated Financial Statements for the impact of our settlement with Softbank.

Competition

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition has resulted in price reductions and could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete with several major enterprise software companies including SAP and Oracle. We also compete with several service providers including McKinsey and A.T. Kearney. In addition, we occasionally compete with other small niche providers of sourcing or procurement products and services, including Emptoris, Frictionless Commerce, Ketera Technologies, Perfect Commerce, Procuri and Verticalnet. Because spend management is a relatively new software category, we expect additional competition from other established and emerging companies if this market continues to develop and expand. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. These third parties, which include IBM, Accenture, Capgemini, Deloitte Consulting, BearingPoint and Unisys, are generally not subject to confidentiality or non-compete agreements that restrict such competitive behavior.

We believe that the principal competitive factors affecting our market include a significant base of reference customers, breadth and depth of solution, product quality and performance, customer service, core technology, product features, ability to implement solutions, ability to integrate with multiple ERP platforms and size of vendor. Although we believe that our solutions currently compete favorably with respect to these factors, our market is rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

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

We license rather than sell our software products and require our customers to enter into license agreements, which impose restrictions on their ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which may afford only limited protection. We can make no assurance that any of our proprietary rights with respect to the Ariba Supplier Network will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

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

We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our software products to perform key functions. For example, we license integration software from TIBCO for Ariba Buyer. If we are unable to continue to license any of this software on commercially reasonable terms, or at all, we will face delays in releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our current product. These delays, if they occur, could materially and adversely affect Ariba.

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

There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. For example, in February 2005, we settled patent infringement claims filed against us by ePlus, Inc. for $37.0 million and incurred significant legal expenses. In addition, we have recently been sued for patent infringement by Sky Technologies, Inc. It is possible that in the future other third parties may claim that we or our current or potential future products infringe their intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could harm our business. See “Legal Proceedings.”

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Ariba and their ages as of November 30, 2005 are as follows:

Name	Age	Position(s)
Robert M. Calderoni	45	Chairman and Chief Executive Officer and a Director
Kevin Costello	43	Executive Vice President and Chief Commercial Officer
James W. Frankola	41	Executive Vice President and Chief Financial Officer
Kent Parker	44	Executive Vice President, Ariba Global Services Organization
H. Tayloe Stansbury	44	Executive Vice President, Engineering

Robert M. Calderoni has served as Ariba’s Chairman and Chief Executive Officer and a Director since July 2004. From October 2001 to July 2004, Mr. Calderoni served as Ariba’s President and Chief Executive Officer and a Director. From October 2001 to December 2001, Mr. Calderoni also served as Ariba’s Interim Chief Financial Officer. From January 2001 to October 2001, Mr. Calderoni served as Ariba’s Executive Vice President and Chief Financial Officer. Mr. Calderoni was also an employee of the Company from November 2000 to January 2001. From November 1997 to January 2001, he was Chief Financial Officer at Avery Dennison Corporation, a manufacturer of pressure-sensitive materials and office products. From June 1996 to November 1997, Mr. Calderoni was Senior Vice President of Finance at Apple Computer, Inc., and prior to that time, Mr. Calderoni held various positions with IBM Storage Systems Division, most recently as Vice President of Finance. In addition to serving as a director of Ariba, he is also a member of the board of directors of Juniper Networks, Inc., a provider of network infrastructure systems. Mr. Calderoni holds a Bachelor of Science degree in Accounting and Finance from Fordham University.

Kevin Costello has served as Ariba’s Executive Vice President and Chief Commercial Officer since October 2004. Mr. Costello also served as Ariba’s Executive Vice President of Sales and Solutions from October 2003 until October 2004. From May 2002 until October 2003, Mr. Costello served as Ariba’s Executive Vice President, Ariba Solutions Delivery. From June 1984 until May 2002, Mr. Costello worked at Andersen Business Consulting, most recently as a Partner. Mr. Costello holds a Bachelor of Science degree in Accounting from the University of Illinois.

James W. Frankola has served as Ariba’s Executive Vice President and Chief Financial Officer since December 2001. Mr. Frankola was also an employee of the Company from October 2001 to December 2001. From December 1997 to October 2001, Mr. Frankola held various positions with Avery Dennison Corporation, a manufacturer of pressure-sensitive materials and office products, most recently as Vice President of Finance and IS, Fasson Roll Worldwide. From May 1995 to December 1997, Mr. Frankola held various positions with IBM Storage Systems Division, most recently as Director of Financial Analysis. Mr. Frankola holds a Bachelor of Science degree in accounting from Pennsylvania State University and an M.B.A. from New York University.

Kent Parker has served as Ariba’s Executive Vice President and General Manager, Ariba Global Services Organization since July 2004. From April 2000 to July 2004, Mr. Parker held numerous positions including Senior Vice President of Global Sourcing Services at FreeMarkets, Inc. Mr. Parker holds a degree in mechanical engineering from the University of Evansville and an M.B.A from the Amos Tuck School of Business Administration at Dartmouth College.

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

ITEM 1A.	RISK FACTORS

Risk Factors

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating Ariba and our business because such factors may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K, actual results could differ materially from those projected in any forward-looking statements.

We Compete in New and Rapidly Evolving Markets, and Our Spend Management Solutions Are At a Relatively Early Stage of Development. These Factors Make Evaluation of Our Future Prospects Difficult.

Spend management software applications and services are at a relatively early stage of development. We introduced our initial Ariba Spend Management solutions in September 2001, and we recently introduced several new products that have achieved limited deployment, including recent product releases and upgrades integrating functionality acquired in our 2004 merger with FreeMarkets. As discussed below, we plan to introduce on-demand versions of a number of our software products throughout 2006. These new and planned products may be more challenging to implement than our more established products, as we have less experience deploying these applications. The markets in which we compete are characterized by rapid technological change, evolving customer needs and frequent introductions of new products and services. As we adjust to evolving customer requirements and competitive pressures, we may be required to further reposition our product and service offerings and introduce new products and services. We may not be successful in developing and marketing such product and service offerings, or we may experience difficulties that could delay or prevent the development and marketing of such product and service offerings, which could have a material adverse effect on our business, financial condition or results of operations.

Economic Conditions and Reduced Information Technology Spending May Adversely Impact Our Business.

Our business depends on the overall demand for enterprise software and services and on the economic health of our current and prospective customers. Weak economic conditions, or a reduction in information technology spending even if economic conditions improve, could adversely impact our business in a number of ways including longer sales cycles, lower average selling prices and reduced bookings and revenues.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of September 30, 2005, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets, including a goodwill impairment charge of $247.8 million in the quarter ended June 30, 2005. We may incur significant losses in the future for a number of reasons, including those discussed in subsequent risk factors and the following:

•	adverse economic conditions, in particular declines in information technology spending, and corporate and consumer confidence in the economy;

•	the failure of our standalone spend management solution business to mature as a separate market category;

•	declines in average selling prices of our products and services resulting from competition, our introduction of newer products that generally have lower list prices than our more established products and other factors;

•	failure to successfully grow our sales channels;

•	increased reliance on managed services and subscription offerings that result in lower near-term revenues from customer deployments;

•	failure to maintain control over costs;

•	increased restructuring charges resulting from the failure to sublease excess facilities at anticipated levels and rates;

•	on-going charges related to the amortization of intangibles from our merger with FreeMarkets in July 2004; and

•	charges incurred in connection with any future restructurings.

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

Our quarterly operating results have varied or may vary depending on a number of factors, including the following:

Risks Related to Revenues:

•	fluctuations in demand, sales cycles and average selling price for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	fluctuations in the number of relatively larger orders for our products and services;

•	increased dependence on relatively smaller orders from a larger number of customers;

•	increased dependence on the number of new customer contracts in the current quarter, including follow-on contracts from existing customers, rather than on contracts entered into in prior quarters;

•	increased dependence on generating revenues from new revenue sources;

•	delays in recognizing revenue from licenses of software products;

•	changes in the mix of types of licensing arrangements and related timing of revenue recognition; and

•	changes in our product line such as our planned release of on-demand versions of our software products in fiscal year 2006.

Risks Related to Expenses

•	our overall ability to control costs, including managing reductions in expense levels through restructuring and severance payments;

•	the level of expenditures relating to ongoing legal proceedings;

•	costs associated with changes in our pricing policies and business model, including increased reliance on on-demand and managed solutions offerings and the implementation of programs to generate revenue from new sources;

•	costs associated with the amortization of stock-based compensation expense; and

•	the failure to adjust our workforce to changes in the level of our operations.

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

Our Recently Announced On-Demand Strategy Carries a Number of Risks Which May Be Harmful to Our Business.

In November 2005, we announced a new strategy to offer on-demand versions of our software products. In part as a result of this strategy shift, we believe that in the future customers will increasingly move away from purchasing a perpetual license for our software in favor of purchasing the software for a specified period of time through a term license or a subscription. If an increasing portion of customers choose term or subscription licenses or application hosting services, we may experience a deferral of revenues and cash payments from customers.

In addition, our on-demand strategy carries a number of additional risks, including the following:

•	we may not be able to deliver our products in the manner we have told our customers;

•	we may fail to achieve our targeted pricing;

•	we may see a decrease in the demand for our implementation services;

•	we may not successfully achieve market penetration in our newly targeted markets; and

•	we may have a short-term and/or long-term decrease in total revenues as a result of the transition.

Revenues in Any Quarter May Vary to the Extent Recognition of Revenue is Deferred When Contracts Are Signed. As a Result, Revenues in Any Quarter May Be Difficult to Predict and Unreliable Indicators of Future Performance Trends.

We frequently enter into contracts where we recognize only a portion of the total revenue under the contract in the quarter in which we enter into the contract. For example, we may recognize revenue on a ratable basis over the life of the contract or enter into contracts where the recognition of revenue is conditioned upon delivery of future product or service elements. The portion of revenues recognized on a deferred basis may vary significantly in any given quarter, and revenues in any given quarter are a function both of contracts signed in such quarter and contracts signed in prior quarters. License revenues in recent and future quarters may be more dependent on revenues from new customer contracts entered into in those quarters rather than from the amortization or recognition of license revenues deferred in prior quarters.

Revenues From Our Ariba Sourcing Solution (Which Includes the Service Formerly Known as FullSource) Could Be Negatively Affected if Customers Elect to Purchase Our Self-Service Products Rather Than Our Technology-Enhanced Services.

Revenue from our full-service sourcing services offering (formerly known as FullSource) has been declining as existing customers renew contracts for lower dollar volumes and/or purchase our lower-priced self-service technologies (such as Ariba QuickSource). We have several large multi-year contracts for these technology-enhanced services, some of which will come up for renewal during fiscal year 2006 and beyond. If these customers do not renew their contracts upon expiration, or if they elect to use one of our lower-cost self-service solutions, our future revenues may decrease.

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

Because we are a publicly-traded company, we are subject to certain federal, state and other rules and regulations, including those required by the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal control over financial reporting. Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent other than inconsequential errors or fraud in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it impossible for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

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

If a Sufficient Number of Suppliers Do Not Join and Maintain Their Participation In the Ariba Supplier Network, It May Not Attract a Sufficient Number of Buyers and Other Sellers Required to Make the Network Successful.

In order to provide buyers on the Ariba Supplier Network an organized method for accessing goods and services, we rely on suppliers to maintain web-based product catalogs, indexing services and other content aggregation tools. Any failure of suppliers to join the Ariba Supplier Network in sufficient numbers, or of existing suppliers to maintain their participation in the Ariba Supplier Network, would make the network less attractive to buyers and consequently other suppliers. We implemented a program to begin charging select suppliers for access to the Ariba Supplier Network, which could make it less attractive for suppliers to join or maintain their participation in the network. Our inability to access and index these catalogs and services provided by suppliers would result in our customers having fewer products and services available to them through our solutions, which would adversely affect the perceived usefulness of the Ariba Supplier Network.

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

We Face Intense Competition. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. This competition could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete with several major enterprise software companies, including SAP and Oracle. We also compete with several service providers, including McKinsey and A.T. Kearney. In addition, we occasionally compete with other small niche providers of sourcing or procurement products and services, including Emptoris, Frictionless Commerce, Ketera Technologies, Perfect Commerce, Procuri and Verticalnet. Because spend management is a relatively new software category, we expect additional competition from other established and emerging companies if this market continues to develop and expand. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. These third parties, which include IBM, Accenture, Capgemini, Deloitte Consulting, BearingPoint and Unisys, are generally not subject to confidentiality or non-compete agreements that restrict such competitive behavior.

Many of our current and potential competitors, such as ERP software vendors including Oracle and SAP, have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than us. These vendors could also introduce spend management solutions that are included as part of broader enterprise application solutions at little or no cost. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly increase their market share. We also expect that competition will increase as a result of industry consolidations. As a result, we may not be able to successfully compete against our current and future competitors.

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

Pending Litigation Could Seriously Harm Our Business

We are subject to pending litigation that could seriously harm our business. See Note 7 to the Consolidated Financial Statements.

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

We review these estimates each reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on our Sunnyvale, California headquarters and our other principal office in Pittsburgh, Pennsylvania by $8.0 million as of September 30, 2005. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results.

We May Incur Additional Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines since January 2004. In June 2005, based on a combination of factors, particularly: (1) our current market capitalization; (2) our current and projected operating results; (3) significant trends in the enterprise software industry; and (4) our decision to reduce our workforce and eliminate excess facility space, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We determined that our estimated fair value was less than the recorded amount of our net assets, thereby necessitating that we assess our recorded goodwill for impairment. As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the Company to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, we concluded that goodwill was impaired in the amount of $247.8 million. The remaining balance of goodwill is $328.7 million as of September 30, 2005, and there can be no assurances that future goodwill impairments will not occur.

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

We Are at Risk of Further Securities Class Action Litigation Due to Our Stock Price Volatility.

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. We have experienced significant volatility in the price of our stock over the past two years. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business.

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

There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. For example, in the three months ended March 31, 2005 we paid $37.0 million to ePlus to settle a lawsuit alleging that three of our products, Ariba Buyer, Ariba Marketplace and Ariba Category Procurement, infringed patents held by a third party. In addition, we have recently been sued by Sky Technologies, Inc. for alleged patent infringement. See “Legal Proceedings.” It is possible that in the future other third parties may claim that we or our current or potential future products infringe their intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims, and third parties may claim that we or our current or potential future products infringe their intellectual property. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Ariba occupies two principal office locations in Sunnyvale, California and Pittsburgh, Pennsylvania.

Operations at our corporate headquarters in Sunnyvale, California consist principally of marketing, research and development and some administrative activities. We occupy approximately 191,200 square feet in a 716,000 square foot, five building office park. Our lease for the entire office park commenced in January 2001 and expires in January 2013. We currently sublease two and one-half buildings totaling 442,600 square feet to third parties. These subleases expire in July 2007, May 2008 and August 2008. The remaining 82,200 square feet is available for sublease.

We also occupy 93,100 square feet of office space in Pittsburgh, Pennsylvania under a lease covering 182,000 square feet that expires in May 2010. The remaining 88,900 square feet is available for sublease. Our operations at this location consist principally of our services organization and administrative activities.

Our sales activities are headquartered in Atlanta, Georgia where we lease 11,092 square feet of office space. We also lease several North American sales and support offices throughout the United States, Canada and Mexico. We lease international sales and support offices including offices in China, Czech Republic, France, Germany, Hong Kong, India, Ireland, Japan, Singapore, Slovakia and the United Kingdom.

Prior to moving to our current corporate headquarters, we leased 131,560 square feet in Mountain View, California under a lease that expires in October 2006. This facility is currently fully subleased to third parties for the remaining term. Some of our excess leased facilities located in Sunnyvale, California, Pittsburgh, Pennsylvania and Brussels, Belgium are currently available for sublease for the remaining lease terms.

We may add additional offices in the United States of America and in other countries as growth opportunities present themselves, as well as from time to time abandon locations that are no longer required to meet the needs of our business.

ITEM 3.	LEGAL PROCEEDINGS

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to our and FreeMarkets’ initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against us and FreeMarkets, and against certain of the two companies’ former officers and directors. These complaints were later consolidated into single class action proceedings related to each IPO. In June 2003, a settlement was reached between plaintiffs and us and FreeMarkets (the individual defendants having been previously dismissed). A final fairness hearing on the settlement has been scheduled for January 2006. As of September 30, 2005, no amount is accrued as a loss is not probable or estimable.

Shareholder Derivative Litigation

In 2003, a number of purported shareholder derivative suits alleging various claims in connection with our restatement in fiscal year 2003 were filed in the Superior Court of California for the County of Santa Clara on behalf of Ariba and against certain of our current and former officers and directors. These complaints were later consolidated into a single purported derivative action. In June 2005, the consolidated action was dismissed by the court with prejudice. Plaintiffs have filed a notice of appeal. As of September 30, 2005, no amount is accrued as a loss is not probable or estimable.

Litigation Relating To Our Merger with FreeMarkets

On September 16, 2004, a purported shareholder class action was filed against us and the individual board members of the FreeMarkets Board of Directors in Delaware Chancery Court by stockholders who held FreeMarkets common stock from January 23, 2004 through July 1, 2004. The complaint alleges various breaches of fiduciary duty and a violation of the Delaware General Corporation Law on the part of the former FreeMarkets board members in connection with the merger between us and FreeMarkets, which was consummated on July 1, 2004. The plaintiff in this action contends, among other things, that the FreeMarkets board members breached their fiduciary duties to FreeMarkets’ common stockholders by negotiating the merger with us so as to provide themselves with downside protection against a decline in our market price through a beneficial option exchange formula while failing to provide the common stockholders protection in the event of a drop in the price of our stock, by contractually obligating themselves to recommend unanimously that FreeMarkets’ stockholders approve the merger, by failing to disclose to FreeMarkets’ stockholders certain material information before the merger closed, and by breaching their duties of loyalty to the common stockholders in various other respects. As FreeMarkets’ corporate successor, we are alleged to be liable for the FreeMarkets board members’ violation of the Delaware General Corporation Law. Plaintiff seeks disgorgement of benefits by the individual defendants, as well as monetary and rescissory damages from all of the defendants, jointly and severally.

The defendants’ motion to dismiss the complaint was submitted to the Delaware Chancery Court on February 4, 2005. Plaintiff has not filed any response or opposition to the motion to dismiss. As of September 30, 2005, no amount is accrued as a loss is not probable or estimable.

Defending against these actions may require significant management time and, regardless of the outcome, result in significant legal expenses. If our defenses are unsuccessful or if we are unable to settle on favorable terms, we could be liable for a large damages award that could seriously harm our business and results of operations.

General

In addition, we have been subject to various claims and legal actions arising in the ordinary course of business. For instance, in the three months ended March 31, 2005, we paid $37.0 million to settle a lawsuit brought by ePlus, Inc. alleging that three of our products, Ariba Buyer, Ariba Marketplace and Ariba Category Procurement, infringed patents held by them.

We have been sued in the United States District Court for the District of Massachusetts for alleged patent infringement by Sky Technologies, Inc. (“Sky”). Sky alleges that certain unidentified Ariba products violate three U.S. patents owned by Sky. Sky seeks damages in an undisclosed amount, enhancement of those damages, an attorneys fee award and an injunction against further infringement. In addition, we are a defendant in a case pending in the United States District Court for the Northern District of California wherein the plaintiff alleges various contract and tort causes of action. Plaintiff is seeking approximately $30 million in damages from us. That case has been set for trial beginning on January 17, 2006. As of September 30, 2005, no amount has been accrued for these other actions as a loss is not probable or estimable. There can be no assurance that existing or future litigation arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows, or that the amount of accrued losses is sufficient for any actual losses that may be incurred.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Stock Market under the symbol “ARBA.” The price range per share in the table below reflects the highest and lowest sale prices for our stock as reported by the Nasdaq Stock Market during the last two fiscal years. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. As of November 30, 2005, there were approximately 2,500 stockholders of record, and the closing price per share of our common stock was $8.63.

	Price Range Per Share
Three Months Ended:	High	Low
September 30, 2005	$6.83	$5.57
June 30, 2005	$8.20	$5.40
March 31, 2005	$16.80	$7.57
December 31, 2004	$17.50	$9.33

September 30, 2004	$11.44	$7.27
June 30, 2004	$17.52	$10.50
March 31, 2004	$24.00	$15.66
December 31, 2003	$22.08	$15.60

The above information has been adjusted to reflect the one-for-six reverse split of our outstanding common stock effected July 1, 2004.

Equity Compensation Plan Information

The following table sets forth as of September 30, 2005 certain information regarding our equity compensation plans.

	A		B		C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	2,140,682		$11.52		13,642,087	(1)
Equity compensation plans not approved by security holders (2)	1,214,236	(3)	$18.16	(3)	8,839,153	(4)

Total	3,354,918		$13.92		22,481,240

(1)	Includes 2,472,588 shares available for future purchase under the Ariba, Inc. Employee Stock Purchase Plan. Securities available for future issuance under the Ariba, Inc. 1999 Equity Incentive Plan (the “Incentive Plan”) may, in addition to stock options, include shares of restricted common stock, stock units and stock appreciation rights.
(2)	See Note 10 of Notes to Consolidated Financial Statements for a narrative description of these plans.
(3)	Represents shares of common stock issuable pursuant to awards outstanding under equity compensation plans assumed by us in connection with our fiscal year 2000 acquisitions of TradingDynamics, Tradex and SupplierMarket.com and our fiscal year 2004 merger with FreeMarkets (the “Assumed Plans”).

(4)	Represents shares available for future issuance under the Assumed Plans. Securities available for future issuance under the Tradex 1999 Employee Stock Option/Stock Issuance Plan, which we assumed in connection with our fiscal year 2000 acquisition of Tradex, include shares of restricted common stock. Securities available for future issuance under the FreeMarkets, Inc. Amended and Restated Stock Incentive Plan and the FreeMarkets, Inc. Broad Based Equity Incentive Plan, both of which we assumed in connection with our fiscal year 2004 merger with FreeMarkets, also include shares of restricted common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 22, 2002, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock. On July 23, 2004, our Board of Directors approved an extension of this stock repurchase program. Under the extended program (the “Repurchase Program”), we may repurchase up to $50.0 million of our common stock from time to time, expiring after 18 months, in compliance with the SEC’s regulations and other legal requirements and subject to market conditions and other factors. Stock purchases under the Repurchase Program may be made periodically in the open market based on market conditions. There were no repurchases of common stock pursuant to the Repurchase Program during the year ended September 30, 2005. We repurchased and retired 806,000 shares of common stock at an average price of $7.97 per share for a total of $6.4 million during the year ended September 30, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 – July 31, 2005	17,508	(1)	$6.80	—	$43.6 million
August 1, 2005 – August 31, 2005	—		—	—	$43.6 million
September 1, 2005 – September 30, 2005	—		—	—	$43.6 million

Total	17,508		$6.80	—	$43.6 million

(1)	Represents shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The consolidated statements of operations data for each of the five fiscal years in the period ended September 30, 2005, and the consolidated balance sheet data as of the end of each such fiscal year, are derived from our audited consolidated financial statements (in thousands, except per share data). The operating results for any period should not be considered indicative of results for any future period.

	For the Years Ended September 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1):
Revenues:
License	$47,817	$63,453	$83,852	$83,099	$254,690
License—related party	—	2,201	19,214	15,341	6,372
Subscription and maintenance	121,767	93,269	82,476	85,324	67,889
Subscription and maintenance—related party	1,663	2,420	4,617	3,786	476
Services and other	151,796	84,455	46,539	42,253	70,383

Total revenues	323,043	245,798	236,698	229,803	399,810

Cost of revenues:
License	3,576	2,673	3,562	3,741	21,585
Subscription and maintenance	28,800	22,360	22,960	28,300	50,590
Services and other	121,557	69,832	37,188	28,657	64,209
Amortization of acquired technology and customer intangible assets	19,501	5,065	4,000	6,732	6,732

Total cost of revenues	173,434	99,930	67,710	67,430	143,116

Gross profit	149,609	145,868	168,988	162,373	256,694

Operating expenses:
Sales and marketing	83,276	74,291	66,484	67,451	229,814
Research and development	47,212	54,091	54,014	64,365	90,657
General and administrative	30,588	26,072	36,203	31,751	60,491
Other income—Softbank	(9,490)	—	—	—	—
Amortization of goodwill and other intangible assets (2)	798	460	113,464	559,046	920,854
Business partner warrants, net (3)	—	—	—	5,562	27,773
In-process research and development	—	100	—	—	—
Stock-based compensation (4)	19,604	2,788	2,161	14,767	61,082
Restructuring and integration costs	41,248	16,803	5,350	62,609	133,582
Impairment of goodwill, other intangible assets and equity investments (5)	247,830	—	—	—	1,436,135
Litigation provision	37,000	—	—	—	—
Merger related costs	—	—	—	—	3,643

Total operating expenses	498,066	174,605	277,676	805,551	2,964,031

Loss from operations	(348,457)	(28,737)	(108,688)	(643,178)	(2,707,337)
Interest and other income, net	5,863	2,808	5,729	7,013	15,719

Net loss before income taxes and minority interests	(342,594)	(25,929)	(102,959)	(636,165)	(2,691,618)
Provision (benefit) for income taxes	7,017	(160)	(92)	2,784	7,708
Minority interests in net income (loss) of consolidated subsidiaries	17	(539)	3,460	(286)	(4,631)

Net loss	$(349,628)	$(25,230)	$(106,327)	$(638,663)	$(2,694,695)

Net loss per share—basic and diluted (6)	$(5.49)	$(0.51)	$(2.40)	$(14.79)	$(66.10)

Weighted average shares used in computing net loss per share—basic and diluted (6)	63,655	49,625	44,381	43,174	40,769

	September 30,
	2005	2004	2003	2002	2001
Consolidated Balance Sheets Data (1)
Cash and cash equivalents, restricted cash and investments	$147,435	$213,419	$235,173	$275,533	$293,582
Working capital	$29,182	$33,084	$19,275	$37,442	$74,770
Total assets	$590,644	$933,889	$459,130	$624,618	$1,270,284
Restructuring obligations, less current portion and deferred rent obligations (7)	$90,540	$62,448	$49,894	$55,048	$18,784
Minority interests	$—	$19,547	$20,019	$15,027	$15,720
Total stockholders’ equity	$329,525	$646,373	$216,857	$311,028	$919,494

(1)	The consolidated statements of operations data and the consolidated balance sheet data as of and for each of the five fiscal years in the period ended September 30, 2005 reflect the following business combinations (all of which were accounted for using the purchase method of accounting):
•	On January 28, 2003, we acquired Goodex AG. The consolidated statements of operations data includes the results of operations of Goodex AG subsequent to January 28, 2003 and the consolidated balance sheet data includes the financial position of Goodex AG subsequent to January 28, 2003.
•	On January 13, 2004, we acquired Alliente. The consolidated statements of operations data includes the results of operations of Alliente subsequent to January 13, 2004 and the consolidated balance sheet data includes the financial position of Alliente subsequent to January 13, 2004.
•	On April 15, 2004, we acquired Softface. The consolidated statements of operations data includes the results of operations of Softface subsequent to April 15, 2004 and the consolidated balance sheet data includes the financial position of Softface subsequent to April 15, 2004.
•	On July 1, 2004, we completed our merger with FreeMarkets. The consolidated statements of operations data includes the results of operations of FreeMarkets subsequent to July 1, 2004 and the consolidated balance sheet data includes the financial position of FreeMarkets subsequent to July 1, 2004. See Note 4 of Notes to Consolidated Financial Statements.
(2)	As discussed in Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K, effective October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, goodwill and other intangible assets with indefinite lives are no longer being amortized subsequent to September 30, 2002.
(3)	For the years ended September 30, 2002 and 2001 business partner warrants expense, net, totaling $5.6 million and $27.8 million, respectively, is attributable to sales and marketing operating expense.
(4)	For the five fiscal years in the period ended September 30, 2005, stock-based compensation expense (benefit), net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003	2002	2001
Cost of revenues	$4,530	$280	$(729)	$3,277	$6,125
Sales and marketing	8,986	1,763	1,544	4,312	16,540
Research and development	2,398	271	272	(264)	4,311
General and administrative	3,690	474	1,074	7,442	34,106

Total	$19,604	$2,788	$2,161	$14,767	$61,082

(5)	We recorded a $247.8 million impairment charge to reduce goodwill in the year ended September 30, 2005 and a $1.4 billion impairment charge to reduce goodwill and other intangible assets associated with the Tradex acquisition in the year ended September 30, 2001.
(6)	The above information has been restated to reflect the one-for-six reverse split of our outstanding common stock effected on July 1, 2004.
(7)	We reclassified deferred rent obligations on our headquarters in Sunnyvale, California from current to long-term liabilities in the amount of $18.0 million, $15.8 million, $11.7 million and $5.8 million as of September 30, 2004, 2003, 2002 and 2001.

See Note 11 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share. We have paid no cash dividends during the five-year period ended September 30, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Form 10-K in the section entitled “Risk Factors” and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings.

Overview of Our Business

Ariba provides spend management solutions that allow enterprises to efficiently manage the purchasing of non-payroll goods and services required to run their business. We refer to these non-payroll expenses as “spend.” Our solutions include software, network access, professional services and expertise. They are designed to provide enterprises with technology and business process improvements to better manage their spend and, in turn, save money. Our software and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and settlement activities.

Our software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. They are designed to integrate with all major platforms and can be accessed via a web browser. Our software can be deployed as an installed application or provided as a service in an on-demand model. In addition to application software, Ariba Spend Management solutions include implementation and strategic consulting services, education and training, commodity expertise and decision support services, benchmarking services, low-cost country sourcing services and procurement outsourcing services. Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 120,000 registered suppliers, offering a wide array of goods and services, are connected to the Ariba Supplier Network.

Ariba Spend Management solutions are organized around six key functions: (1) spend visibility; (2) sourcing; (3) contract management; (4) procurement and expense; (5) invoice and payment; and (6) supplier management. Through our solution offerings, we help customers develop a strategy for spend management and enable a step-by-step approach with technology and services that work together.

Business Model

Ariba Spend Management solutions are delivered in a flexible manner, depending upon the needs and preferences of the customer. For customers seeking self sufficiency, we offer flexible, highly configurable and easy-to-use technology and related services that can be deployed behind the firewall or delivered as an on-demand service. For customers seeking expert assistance, we offer sourcing process and commodity expertise in over 400 categories of spend. Finally, for those customers seeking managed services, we offer tailored solutions to outsource processes, spend categories, or entire procurement operations.

We have aligned our business model with the way we believe customers want to purchase and deploy spend management solutions. Customers may generally subscribe to our software products and services for a specified term, purchase a perpetual software license and/or pay for services on a time-and-materials basis, depending upon their business requirements. Our revenue is comprised of license fees, subscription and maintenance fees, and services and other fees. License revenue consists of fees charged for the use of our software products under perpetual or term agreements. Subscription and maintenance revenue consists of fees charged for hosted software solutions and fees for product updates and support, as well as fees paid by suppliers for access to the Ariba Supplier Network. Services and other revenue consists of fees for implementation services, consulting services, managed services, training, education, premium support and other miscellaneous items, which are more fully described in “Business—Ariba Spend Management Expertise.”

Due to the different treatment of our revenue streams under applicable accounting guidance, each type of revenue has a different impact on our consolidated financial statements. The majority of our license fees are from perpetual software license sales. Revenue from these license sales is often recognized in the quarter that the software is delivered. Individual software license sales can be significant (greater than $1.0 million) and sales cycles are often lengthy and difficult to predict. As such, the timing of a few large software license transactions or the recognition of license revenue from these transactions can substantially affect our quarterly operating results. By contrast, subscription fees for hosted software solutions are generally fixed for a specific period of time, and revenue is recognized ratably over the term. Therefore, a subscription license will result in significantly lower current-period revenue than an equal-sized perpetual license, but with revenue recognized in future periods. Similarly, maintenance fees are generally fixed for a specific period of time, and revenue is recognized ratably over the maintenance term. Maintenance contracts are typically entered into when new software licenses are purchased, at a percentage of the software license fee. In addition, most of our customers renew their maintenance contracts annually to continue receiving product updates and product support. Given the ratable revenue recognition and historically high renewal rates of our subscription and maintenance agreements, this revenue stream has generally been more stable over time. Finally, service revenues are driven by a contract, project or statement of work, in which the fees may be fixed for specific services to be provided over time or billed on a time and materials basis. Like subscription and maintenance fees, service fees have generally been more stable over time as revenue has been recognized over the course of the fixed time or project period.

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

Overview of Fiscal Year 2005

Several major factors had a significant impact on our business during fiscal year 2005. Most notable was our merger with FreeMarkets on July 1, 2004 and our acquisitions of Alliente and Softface in the first half of fiscal year 2004. These business combinations added to our software and services capabilities and increased our revenues. We also experienced organic growth in our services revenues, as our business model continues to shift from software sales to providing comprehensive solutions including both software applications and strategic services. In summary, these and other factors caused our revenues to increase by 31% from $245.8 million in fiscal year 2004 to $323.0 million in fiscal year 2005.

While our revenues expanded significantly during fiscal year 2005, the growth did not meet our expectations, as two primary factors limited our revenue growth. First, our software sales shifted from predominantly perpetual licenses, with upfront revenue recognition, to more subscription or term licenses, with revenue recognition spread out over time. This trend caused our license revenue to decline in fiscal year 2005. However, we did increase our backlog of subscription software contracts, which we anticipate will be recognized as revenue during fiscal year 2006 and beyond. Second, our subscription services business, formerly known as FullSource, declined throughout the year, but we believe this business stabilized in the fourth quarter of fiscal year 2005. These changes in our revenues caused us to take additional restructuring actions during the second half of fiscal year 2005 to further reduce expenses below our merger cost synergy targets.

More specifically, license revenues of $47.8 million were down 27% compared to fiscal year 2004, primarily due to a shift from perpetual software licenses to more subscription and hosted term licenses and a difficult selling environment, particularly for large enterprise software deals. Subscription and maintenance revenues of $123.4 million were up 29% compared to fiscal year 2004, primarily due to the addition of software subscription revenues from FreeMarkets and growth in other subscription revenue streams such as fees for access to the Ariba Supplier Network. Maintenance revenues were relatively flat compared to fiscal year 2004. Finally, services and other revenues of $151.8 million were up 80% compared to fiscal year 2004, primarily due to the addition of service revenues from FreeMarkets, as well as organic growth of the Ariba services organization.

As a result of these trends, we experienced a significant shift in our revenue mix, with license revenues contributing 15% of total revenues in fiscal year 2005 compared to 27% in fiscal year 2004, subscription and maintenance revenues contributing 38% of total revenues in fiscal year 2005 compared to 39% in fiscal year 2004 and services and other revenues contributing 47% of total revenues in fiscal year 2005 compared to 34% in fiscal year 2004. Since the cost of software license revenues is typically much lower than the cost of services revenues, the shift in our revenue mix contributed to a decline in our gross margin for fiscal year 2005 to 46% compared to 59% in 2004. Also contributing to the decline in our gross margin was a charge of $19.5 million for the amortization of acquired technology and customer intangible assets in fiscal year 2005, compared to $5.1 million in fiscal year 2004.

Operating expenses increased to $498.1 million in fiscal year 2005 compared to $174.6 million in fiscal year 2004. The increase in operating expenses is primarily attributable to a goodwill impairment charge of $247.8 million, a lease abandonment charge of $31.8 million resulting from revisions of our estimates for sublease rental projections and a charge of $37.0 million resulting from the settlement of a patent infringement case. The remainder of the increase in operating expenses is primarily due to an increased charge for stock-based compensation of $16.8 million due to restricted stock grants in fiscal year 2005. These amounts were partially offset by income of $9.5 million recognized in fiscal year 2005 from our settlement with Softbank Corp., a Japanese corporation, and its subsidiaries (collectively, “Softbank”) in October 2004. In sum, our total expenses, including cost of revenue and other items, increased to $672.7 million compared to $271.0 million in fiscal year 2004, which caused a net loss of $349.6 million compared to $25.2 million in fiscal year 2004.

Outlook for Fiscal Year 2006

We anticipate that the shift in our software business from license sales to subscription sales will continue during fiscal year 2006. More specifically, we believe license revenue will decline again in fiscal year 2006, but the sequential declines in quarterly license revenue should be at a slower pace as compared to fiscal year 2005 and eventually flatten out by the end of fiscal year 2006. We expect growth in subscription revenue over the second half of fiscal year 2006 to offset the declines in license revenue. We believe that our subscription services business has largely stabilized and services and other revenue will grow in fiscal year 2006, led by continued expansion of our consulting services and growth in our procurement outsourcing business. In summary, we expect these trends to largely offset each other, with total revenue remaining relatively flat on a sequential basis for the next few quarters. From an expense standpoint, our recent restructuring activities are largely complete, and we anticipate that costs and expenses over the next few quarters will remain relatively consistent with our costs and expenses in the fourth quarter of fiscal year 2005.

We believe that our success for fiscal year 2006 will depend largely on our ability to: (1) manage the shift to an on-demand delivery model from both a product and a financial standpoint; (2) sell bundled solution offerings that include both technology and expert services; (3) renew our subscription or time-based revenues, including on-demand software fees, maintenance fees, and fees for certain services; and (4) capitalize on new revenue opportunities, such as access fees for the Ariba Supplier Network, procurement outsourcing, and selling on-demand spend management solutions to small and mid-market customers.

We believe that key risks to our future revenues include: our ability to shift from selling perpetual license software to on-demand subscription solutions; our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; our ability to generate organic growth; the market acceptance of spend management solutions as a standalone market category; the overall level of information technology spending; and potential declines in average selling prices. We believe that key risks to our future operating profitability include: our ability to maintain or grow our revenues; a shift in our mix of revenues from higher margin license fees to lower margin services and other fees; our ability to maintain utilization of our services organization; and the potential adverse impacts resulting from legal proceedings. Our prospects must be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in new and rapidly evolving markets, have completed several acquisitions over the past eighteen months and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

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

	Year Ended September 30,
	Percentage Change Year Over Year		Percentage of Total Revenues
	2005/2004	2004/2003	2005	2004	2003
Revenues:
License (including related party)	(27)%	(36)%	15%	27%	44%
Subscription and maintenance (including related party)	29	10	38	39	37
Services and other	80	81	47	34	20

Total revenues	31	4	100	100	100

Cost of revenues:
License	34	(25)	1	1	2
Subscription and maintenance	29	(3)	9	9	10
Services and other	74	88	38	28	16
Amortization of acquired technology and customer intangible assets	285	27	6	2	2

Total cost of revenues	74	48	54	41	29

Gross profit	3	(14)	46	59	71

Operating expenses:
Sales and marketing	12	12	26	30	28
Research and development	(13)	—	15	22	23
General and administrative	17	(28)	9	11	15
Other income—Softbank	NM	—	(3)	—	—
Amortization of other intangible assets	73	(100)	—	—	48
In-process research and development	—	NM	—	—	—
Stock-based compensation	603	29	6	1	1
Restructuring and integration costs	145	NM	13	7	2
Goodwill impairment	NM	—	77	—	—
Litigation provision	NM	—	11	—	—

Total operating expenses	185	(37)	154	71	117

Loss from operations	(1,113)	74	(108)	(12)	(46)
Interest and other income, net	109	(51)	2	1	2

Net loss before income taxes and minority interests	(1,221)	75	(106)	(11)	(43)
Provision (benefit) for income taxes	NM	74	2	—	—
Minority interests in net income (loss) of consolidated subsidiaries	103	(116)	—	—	1

Net loss	(1,286)%	76%	(108)%	(10)%	(45)%

“NM” means not meaningful

Comparison of the Fiscal Years Ended September 30, 2005, 2004 and 2003

Revenues

Please refer to Note 1 of Notes to Consolidated Financial Statements and “Application of Critical Accounting Policies and Estimates” below for a description of our accounting policy related to revenue recognition.

License

License revenues for the year ended September 30, 2005 were $47.8 million, a 27% decrease from license revenues of $65.7 million for the year ended September 30, 2004. This decrease is primarily attributable to a shift from perpetual license sales to more subscription and hosted term license software sales and the continued difficult selling environment for enterprise software applications. In the future, we believe that license revenues in any period will be increasingly dependent on new customer licenses entered into in that quarter rather than on revenues from licenses entered into in prior quarters.

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

Subscription and maintenance

Subscription and maintenance revenues for the year ended September 30, 2005 were $123.4 million, a 29% increase from subscription and maintenance revenues of $95.7 million for the year ended September 30, 2004. Subscription revenues consist mainly of fees for software access subscription and hosted software services. Subscription revenues for the year ended September 30, 2005 were $47.3 million compared to $17.9 million for the year ended September 30, 2004. The increase of $29.4 million was primarily due to an expansion of our product lines as a result of our merger with FreeMarkets, the sale of more subscription licenses and the growth of Ariba Supplier Network revenue. Maintenance revenues consist primarily of Ariba Buyer and Ariba Sourcing product maintenance fees. Maintenance revenues for the year ended September 30, 2005 were $76.1 million compared to $77.8 million for the year ended September 30, 2004. The decrease of $1.7 million was primarily due to decreased maintenance renewal revenue. Although license revenues decreased 27% during the same period, maintenance renewal revenue on our installed base remains relatively consistent.

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

Services and other

Services and other revenues were $151.8 million for the year ended September 30, 2005, an 80% increase from services and other revenues of $84.5 million for the year ended September 30, 2004. This increase in services and other revenues is due to $46.7 million from services and other revenues added as a result of our merger with FreeMarkets, $17.4 million from organic growth and $3.2 million from Ariba Managed Services added as a result of our acquisition of Alliente in fiscal year 2004.

Services and other revenues were $84.5 million for the year ended September 30, 2004, an 81% increase from services and other revenues of $46.5 million for the year ended September 30, 2003. This increase in services and other revenues is due to $16.0 million from services and other revenues added as a result of our merger with FreeMarkets, $14.4 million from organic growth and $7.1 million from Ariba Managed Services added as a result of our acquisition of Alliente in fiscal year 2004.

Cost of Revenues

License

Cost of license revenues consists of product, delivery and royalty costs. Cost of license revenues for the year ended September 30, 2005 was $3.6 million, a 34% increase from cost of license revenues of $2.7 million for the year ended September 30, 2004. The increase of $903,000 was principally due to an increase in warranty expense of $691,000 due to a $368,000 provision recorded in the year ended September 30, 2005 and a warranty accrual reversal of $323,000 recorded in the year ended September 30, 2004. The increase is also due to a slight increase in royalties and co-sale and reseller fees totaling $212,000.

Cost of license revenues for the year ended September 30, 2004 was $2.7 million, a 25% decrease from cost of license revenues of $3.6 million for the year ended September 30, 2003. The decrease of $889,000 was principally due to a decrease in royalties and co-sale and reseller fees totaling $3.1 million, offset by an increase in warranty expense of $2.2 million, as the reversal in the year ended September 30, 2004 was less than the warranty accrual reversal in the year ended September 30, 2003.

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for implementation and services, hosting services, technical support, training personnel, facilities and equipment costs. Cost of subscription and maintenance revenues for the year ended September 30, 2005 was $28.8 million, a 29% increase from cost of subscription and maintenance revenues of $22.4 million for the year ended September 30, 2004. This increase of $6.4 million is primarily due to an increase in the cost of subscription services of $8.6 million, primarily due to an increase in compensation and benefits of $2.4 million to support the shift from perpetual license sales to more subscription and hosted term license software sales and an increase in headcount related costs. This was partially offset by a decrease of $2.2 million in maintenance costs, primarily due to a decrease in compensation and benefits of $924,000 and temporary labor of $531,000.

Cost of subscription and maintenance revenues for the year ended September 30, 2004 was $22.4 million, a 3% decrease from cost of subscription and maintenance revenues of $23.0 million for the year ended September 30, 2003. This decrease of $600,000 is primarily due to a decrease of $822,000 in maintenance costs offset by an increase in the cost of subscription services of $200,000.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, technical support, training personnel, facilities and equipment costs. Cost of services and other revenues was $121.6 million for the year ended September 30, 2005, a 74% increase from cost of services and other revenues of $69.8 million for the year ended September 30, 2004. The increase is primarily a result of additional personnel costs associated with increased levels of resources needed to support higher services revenues, due in part to our acquisition of Alliente and our merger with FreeMarkets, which resulted in increased services personnel.

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

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of assets associated with our fiscal year 2000 acquisitions of TradingDynamics, Inc. (“Trading Dynamics”), Tradex, Inc. (“Tradex”), SupplierMarket.com, (“SupplierMarket”), and our fiscal year 2004 business combinations with Softface and FreeMarkets. This expense amounted to $19.5 million, $5.1 million and $4.0 million for the years ended September 30, 2005, 2004 and 2003, respectively. The increase in each period is primarily due to our 2004 merger with FreeMarkets.

Operating Expenses

Sales and marketing

Sales and marketing expenses include costs associated with our sales and marketing personnel and product marketing personnel and consist primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses, travel and entertainment expenses related to these personnel and the provision for doubtful accounts. Sales and marketing expenses for the year ended September 30, 2005 were $83.3 million, a 12% increase from sales and marketing expenses of $74.3 million for the year ended September 30, 2004. This increase is primarily attributable to the following: (1) an increase in compensation and benefits expense of $10.0 million due to a 23% increase in average headcount, primarily due to the merger with FreeMarkets in July 2004; and (2) an increase in bad debt expense of $2.8 million due to a deterioration in the aging of our accounts receivable in fiscal year 2005. These items were partially offset by a decrease in legal fees of $3.8 million, primarily due to the settlement of a litigation matter involving a marketing alliance partner in fiscal year 2004.

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

Research and development

Research and development expenses primarily include compensation and benefits, as well as software development tools and equipment costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities. Research and development expenses for the year ended September 30, 2005 were $47.2 million, a 13% decrease from research and development expenses of $54.1 million for the year ended September 30, 2004. This decrease is primarily attributable to the following: (1) a decrease in compensation and benefits expense of $3.1 million resulting from a 19% decrease in average headcount; (2) a decrease in facilities and equipment expense of $1.2 million primarily due to a decrease in depreciation expense as office equipment reaches its maximum depreciable lives; and (3) a decrease in professional services expenses of $1.1 million due to cost cutting efforts in fiscal year 2005.

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

General and administrative

General and administrative expenses include costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the year ended September 30, 2005 were $30.6 million, a 17% increase from general and administrative expenses of $26.1 million for the year ended September 30, 2004. This increase is due to increased legal expenses of $4.6 million primarily related to a patent infringement case settled in February 2005 and an increase in audit services due to the requirements of the Sarbanes-Oxley Act of 2002 in the year ended September 30, 2005.

General and administrative expenses for the year ended September 30, 2004 were $26.1 million, a 28% decrease from general and administrative expenses of $36.2 million for the year ended September 30, 2003. This decrease is comprised of $8.5 million less fees to outside professional service providers, primarily attributable to a decline in expenses relating to our accounting review, $3.0 million in personnel costs, $2.0 million in office related expenses and $700,000 in facilities and equipment expenses, partially offset by an increase of $3.9 million resulting from our merger with FreeMarkets.

Other income—Softbank

During fiscal year 2005, we recorded $9.5 million of income from the settlement with Softbank entered into in October 2004. The $37.0 million of deferred income recorded upon the settlement with Softbank is being recognized into income, starting in January 2005, over the remaining term of the three-year license. For further discussion, see Note 13 to the Consolidated Financial Statements.

Amortization of other intangible assets

Amortization of goodwill and other intangible assets was $798,000, $460,000 and $113.5 million in fiscal years 2005, 2004 and 2003, respectively. In fiscal years 2005 and 2004, this consisted of the amortization of trade name/trademark and order backlog resulting from our merger with FreeMarkets and our acquisitions of Softface and Alliente. In fiscal year 2003, the amortization related to covenants not to compete and an intellectual property agreement.

In-process research and development

In connection with our merger with FreeMarkets, $100,000 was allocated to in-process research and development for the year ended September 30, 2004. This amount was determined by us, after considering, among other factors, the results of an independent appraisal based on established valuation techniques in the software industry. The associated in-process research and development project was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

No assurance can be given that actual revenues and operating profit attributable to acquired in-process research and development will not deviate from the projections used to value such in-process research and development in connection with the merger.

Stock-based compensation

We recognize deferred stock-based compensation associated with stock options issued to employees in conjunction with the consummation of our acquisitions and the issuance of restricted shares of common stock to executive officers and employees. These amounts are included as a component of stockholders’ equity and charged to operations over the vesting period of the options and restricted stock, consistent with the method described in Financial Accounting Standards Board (“FASB”) Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense is presented as a separate line item in our Consolidated Statements of Operations, net of the effects of reversals related to terminated employees for cancellation of unvested stock awards previously amortized to expense under FIN 28.

For the years ended September 30, 2005, 2004 and 2003, stock-based compensation expense (benefit), net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	2005	2004	2003
Cost of revenues	$4,530	$280	$(729)
Sales and marketing	8,986	1,763	1,544
Research and development	2,398	271	272
General and administrative	3,690	474	1,074

Total	$19,604	$2,788	$2,161

The increase in the year ended September 2005 is primarily due to restricted stock grants in fiscal year 2005 and the stock option exchange program completed in the fourth quarter of fiscal year 2005. For further discussion, see Note 10 to the Consolidated Financial Statements.

Restructuring and integration costs

For the year ended September 30, 2005, we recorded a charge to operations of $41.2 million for restructuring and integration costs, which is comprised of the following: (1) in June 2005, we revised our estimates for sublease rental projections resulting in a charge of $31.8 million; (2) severance and related benefits of $3.8 million resulting from our goal to better align expenses with our revenue levels and to enable us to invest in certain strategic growth initiatives; (3) severance and related benefits of $1.6 million for terminated employees and legal and consulting costs of $1.3 million in connection with the merger with FreeMarkets in order to improve our post-merger competitiveness, productivity and future operating results; (4) a $1.6 million adjustment to our restructuring obligation in March 2005 that was related to a prior period (based on the guidance in SAB 99, we concluded that the amount of the prior period error was immaterial to the current and prior period); and (5) in July 2005, we re-assessed our office space in Pittsburgh, Pennsylvania and ceased use of one of the floors we lease through 2010, which resulted in a charge of $1.2 million.

For the year ended September 30, 2004, we recorded a charge to operations of $16.8 million for restructuring and integration costs, of which $15.8 million represented merger-related costs undertaken in connection with our merger with FreeMarkets in order to improve our post-merger competitiveness, productivity and future operating results. This charge consisted of $3.4 million for severance and related benefits for terminated Ariba employees, $9.1 million for lease abandonment costs associated with our Sunnyvale facility, $2.9 million for the impairment of leasehold improvements and $2.8 million for other integration costs, primarily professional fees for integration planning and implementation, partially offset by a benefit to operating expense totaling $2.4 million primarily as a result of entering into a sublease agreement which was not anticipated in previous estimates of our restructuring obligations. The remaining charge of $1.0 million in the year ended September 30, 2004 was due to an additional charge to lease abandonment costs based on revised estimates for sublease rental projections for our corporate headquarters and field offices disposition efforts.

During the year ended September 30, 2003, we revised our original estimates and expectations associated with our corporate headquarters and field offices disposition efforts and recorded an additional charge to lease abandonment costs to reflect these revisions of $5.4 million.

Goodwill impairment

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we perform a test for impairment on an annual basis or as events and circumstances indicate that goodwill or other intangible assets may be impaired and that the carrying values may not be recoverable. We perform our annual assessment for impairment in the fourth quarter of each fiscal year. In June 2005, based on a combination of factors, particularly: (1) our market capitalization; (2) our current and projected operating results; (3) significant trends in the enterprise software industry; and (4) our decision to reduce our workforce and eliminate excess facility space, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We determined that our estimated fair value was less than the recorded amount of our net assets, thereby necessitating that we assess our recorded goodwill for impairment. As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the Company to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, we concluded that goodwill was impaired in the amount of $247.8 million. We performed the annual assessment in the fourth quarter of fiscal year 2005, and no further indication of goodwill impairment was noted.

Litigation provision

We recorded a $37.0 million provision related to the settlement of our patent infringement litigation during the year ended September 30, 2005. For further discussion, see Note 7 to the Consolidated Financial Statements.

Interest and other income, net

Interest and other income, net for the year ended September 30, 2005 was $5.9 million, an increase of $3.1 million from interest and other income, net of $2.8 million for the year ended September 30, 2004. The increase is primarily attributable to a realized net gain on a Japanese Yen cash flow hedge in the amount of $2.5 million. In December 2004, we hedged a portion of the net assets of Nihon Ariba using foreign currency forward contracts (Japanese Yen) to offset the translation and economic exposures related to anticipated cash flows from this subsidiary. The Japanese Yen hedge minimized currency risk arising from cash held in Japanese Yen as a result of the Softbank settlement in October 2004. The increase in interest and other income, net is also attributable to an increase in realized foreign currency transaction gains in the amount of $1.0 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries. The foreign currency transaction gains are primarily due to the U.S. dollar weakening against the Euro and the British Pound in the first half of 2005.

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

Provision (benefit) for income taxes

We recorded an income tax provision (benefit) of $7.0 million, $(160,000) and $(92,000) for the years ended September 30, 2005, 2004 and 2003, respectively. The income tax provision of $7.0 million recorded in the year ended September 30, 2005 is primarily attributable to the $4.8 million tax effect related to the buy-out of the minority interests from Softbank in October 2004, $554,000 recorded for the repatriation of cash from Ariba

Korea and a slight increase in foreign income taxes. The income tax benefit of $160,000 and $92,000 recorded in the years ended September 30, 2004 and 2003, respectively, relates to net tax refunds from various state and foreign tax jurisdictions.

Utilization of our net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations imposed by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of our federal and state net operating loss and tax credit carryforwards before utilization.

As of September 30, 2005, we had net operating loss carryforwards for federal and state tax purposes of approximately $1.5 billion and $853.6 million, respectively, before consideration of any annual limitations as described above. These federal and state net operating loss carryforwards expire in various years from fiscal year 2010 through fiscal year 2025 and from fiscal year 2006 through fiscal year 2025, respectively. As of September 30, 2005, we had research credit carryforwards for federal and state tax purposes of approximately $39.0 million and $25.1 million, respectively. If not utilized, the federal research credit carryforwards will expire in various years from fiscal year 2010 through fiscal year 2023. The state research credit carryforwards will continue indefinitely, except for $285,000, which will expire in 2018. We also had manufacturer’s credit carryforwards as of September 30, 2005 for state tax purposes of approximately $2.0 million, which will expire in various years from fiscal year 2006 through fiscal year 2012. Our net operating loss and tax credit carryforwards include net operating loss and research credit carryforwards of approximately $250.3 million and $5.1 million, respectively, generated by FreeMarkets, which are subject to annual limitations which could reduce or defer the utilization of those losses and credits.

Minority interests

In December 2000, our consolidated subsidiary, Nihon Ariba K.K. (“Nihon Ariba”), sold approximately 41% of its common stock for cash consideration of approximately $40.0 million to Softbank pursuant to our strategic relationship with Softbank. In April 2001, Nihon Ariba sold an additional 2% of its common stock for cash consideration of approximately $4.0 million to third parties. Also in April 2001, our consolidated subsidiary, Ariba Korea, Ltd. (“Ariba Korea”), sold approximately 42% of its common stock for cash consideration of approximately $8.0 million to Softbank. Prior to the transactions, we held 100% of the equity of Nihon Ariba and Ariba Korea in the form of common stock.

In October 2004, we purchased the 41% interest in Nihon Ariba and the 42% interest in Ariba Korea held by Softbank for $3.5 million. During the remainder of 2005, we purchased the remaining 2% minority interest in Nihon Ariba held by minority shareholders. These transactions resulted in a $19.5 million reduction to minority interests during the year ended September 30, 2005. As of September 30, 2005 and 2004, minority interest of zero and approximately $19.5 million, respectively, was recorded on our Consolidated Balance Sheets in order to reflect the share of the net assets of Nihon Ariba and Ariba Korea held by minority investors. For the years ended September 30, 2005 and 2003, we increased consolidated net loss by $17,000 and $3.5 million, as the minority interest’s share of income, respectively. For the year ended September 30, 2004, we reduced consolidated net loss by approximately $539,000 as the minority interest’s share of losses.

Liquidity and Capital Resources

As of September 30, 2005, we had $114.2 million in cash, cash equivalents and investments and $33.3 million in restricted cash, for total cash, cash equivalents and investments of $147.4 million. Our working capital on September 30, 2005 was $29.2 million. All significant cash, cash equivalents and investments are held in accounts in the United States except for $7.9 million held by our subsidiary in Korea. As discussed above, the repatriation of cash held in Korea will be subject to foreign withholding taxes at a rate of 11%. As of September 30, 2004, we had $140.9 million in cash, cash equivalents and investments and $72.5 million in restricted cash, for total cash, cash equivalents and investments of $213.4 million. Our working capital on September 30, 2004 was $33.1 million.

The decrease in total cash, cash equivalents, investments and restricted cash of $66.0 million for the year ended September 30, 2005 is primarily attributable to the cash outflow of $37.0 million associated with the ePlus settlement in February 2005 and the $26.5 million associated with the Softbank settlement in October 2004. The net cash outflow to Softbank was comprised of the following: (1) repayment of $43.0 million of the interim payments received in connection with the Softbank arbitration proceedings, which represented the amounts owed to Ariba for software and support under the strategic relationship with Softbank; (2) payment of $3.5 million to buy out Softbank’s minority interests in Nihon Ariba and Ariba Korea; and (3) $20.0 million received from Softbank for a three-year software license of the Ariba Sourcing and Ariba Analysis product lines. Excluding the ePlus and Softbank settlements, total cash and investments decreased $2.4 million.

Net cash used in operating activities was $68.7 million for the year September 30, 2005, compared to $22.3 million of net cash used in operating activities for year ended September 30, 2004. Cash flows from operating activities decreased a total of $46.4 million primarily due to the following:

•	A decrease of $69.9 million associated with the net Softbank activity. In the year ended September 30, 2004, we received interim payments of $43.4 million from Softbank pursuant to an arbitration proceeding in November 2003. In the year ended September 30, 2005, the net cash outflow to Softbank was $26.5 million as described above. See also the offsetting increase in investing activities noted below;

•	A decrease of $37.0 million associated with the ePlus settlement in February 2005; and

•	A higher net loss, excluding non-cash charges, in the year ended September 30, 2005 as compared to the year ended September 30, 2004.

The above items were partially offset by the following:

•	An increase of $12.4 million relating to a payment received from a subtenant in the year ended September 30, 2005;

•	An increase of $20.9 million from the decrease in deferred revenue comparing the year ended September 30, 2005 to September 30, 2004. This is primarily due to the $28.9 million decrease in deferred revenue in the year ended September 30, 2004, principally due to the recognition of more revenue from contracts entered into during prior periods than new deferrals originating in the year ended September 30, 2004; and

•	An increase of $16.8 million from accounts receivable comparing the year ended September 30, 2005 to September 30, 2004, which represents the difference in the net change in accounts receivable in the year ended September 30, 2005 as compared to the year ended September 30, 2004.

Net cash provided by investing activities was $42.7 million for the year ended September 30, 2005, compared to net cash provided by investing activities of $23.0 million for the year ended September 30, 2004. The increase in net cash provided by investing activities for the year ended September 30, 2005 is primarily attributable to the net Softbank activity of $69.9 million described above and the $39.2 million used to acquire FreeMarkets, Alliente and Softface in the year ended September 30, 2004, partially offset by reduced proceeds of $94.3 million from sales of marketable securities, net of purchases.

Net cash provided by financing activities was $11.8 million for the year ended September 30, 2005, compared to net cash provided by financing activities of $2.6 million for the year ended September 30, 2004. Net cash provided by financing activities is attributable to the issuance of common stock from stock option exercises and from the employee stock purchase plan of $11.8 million and $9.1 million in the years ended September 30, 2005 and 2004, respectively. The amount in the year ended September 30, 2004 was partially offset by $6.4 million used to repurchase shares of our outstanding common stock.

As of September 30, 2005, we did not have any commitments for capital expenditures.

Contractual obligations

Our primary contractual obligations are under our operating leases and a letter of credit which are discussed below.

In March 2000, we entered into a facility lease agreement for 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for our headquarters. The operating lease term commenced in 2001 and ends in January 2013. We occupy 191,200 square feet in this facility, and currently sublease two and one-half buildings totaling 442,600 square feet to third parties. These subleases expire between July 2007 and August 2008. The remaining 82,200 square feet is available for sublease. Minimum monthly lease payments are $2.8 million and escalate annually, with the total future minimum lease payments amounting to $285.6 million over the remaining lease term. As part of this lease agreement, we are required to hold certificates of deposit, totaling $31.3 million as of September 30, 2005, as a form of security through fiscal year 2013. Also, we are required by other lease agreements to hold an additional $2.0 million of standby letters of credit, which are cash collateralized. These instruments are issued by our banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $33.3 million is classified as restricted cash on our consolidated balance sheet as of September 30, 2005.

We also occupy 93,100 square feet of office space in Pittsburgh, Pennsylvania under a lease covering 182,000 square feet that expires in May 2010. The remaining 88,900 square feet is available for sublease. This location consists principally of our services organization and administrative activities.

Future minimum lease payments and sublease income under noncancelable operating leases for the next five years and thereafter are as follows as of September 30, 2005 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income	Net Obligations
2006	$48,088	$(18,317)	$29,771
2007	43,319	(14,296)	29,023
2008	43,700	(4,456)	39,244
2009	44,584	—	44,584
2010	44,035	—	44,035
Thereafter	100,416	—	100,416

Total	$324,142	$(37,069)	$287,073

Of the total operating lease commitments as of September 30, 2005 noted above, $105.8 million is for occupied properties and $218.3 million is for abandoned properties, which are a component of the restructuring obligation. In November 2004, we repaid in full an outstanding loan with the Commonwealth of Pennsylvania for $378,000.

Other than the lease commitments and letters of credit discussed above, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of September 30, 2005.

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

Revenue recognition

Substantially all of our revenues are derived from three sources: (i) licensing software; (ii) providing hosted software solutions, technical support and product updates, otherwise known as subscription and maintenance; and (iii) providing services, including implementation services, consulting services, managed services, training, education, premium support and other miscellaneous services. Our standard end user license agreement provides for use of our software under either a perpetual license or a time-based license based on the number of users. We license our software in multiple element arrangements in which the customer typically purchases a combination of some or all of the following: (i) software products, either on a standalone or hosted basis; (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and product updates typically over a period of one year; and (iii) a services arrangement, on either a fixed fee for access to specific services over time or a time and materials basis.

We license our products through our direct sales force and indirectly through resellers. The license agreements for our products generally do not provide for a right of return, and historically product returns have not been significant. We do not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. We recognize revenue on sales to resellers upon sell-through to the end-user. Collectibility of receivables is assessed based on the reseller’s ability to pay. Commissions or fees paid to partners under co-sale arrangements are included as cost of license revenues at the time of sale, when the liability is incurred and is reasonably estimable. Access to certain functionality on the Ariba Supplier Network is available to Ariba licensees as part of their maintenance agreements for certain products.

We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, Staff Accounting Bulletin (SAB) 104, Revenue Recognition, Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables and EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and collectibility is probable. Payment terms are considered extended when greater than 20% of an arrangement fee is due beyond twelve months from delivery. In these scenarios, fees are not “fixed or determinable”, and therefore revenue is recognized when fees are due and payable. In arrangements where at least 80% of license fees are due within one year or less from delivery, the entire arrangement fee is considered fixed or determinable and revenue is recognized when the remaining basic revenue recognition criteria are met, provided that any accompanying services are not considered essential to the functionality of the software products. If collectibility is not considered probable at the inception of the arrangement, we do not recognize revenue until the fee is collected.

We allocate and recognize revenue on contracts that include software using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for at least one of the delivered elements in the arrangement. We defer revenue for the fair value of the undelivered elements (e.g., maintenance and consulting services) and recognize revenue for the remainder of the arrangement fee attributable to the delivered elements (e.g., software products) when the basic criteria in SOP 97-2 have been met. Where the contract does not include software, we allocate revenue to each element in a multiple element arrangement based on its respective fair value. Our determination of the fair value of each element in a multiple element arrangement involving software is based on vendor-specific objective evidence (VSOE), which is limited to the price when sold separately. For all other transactions not involving software, fair value is determined using the price when sold separately or other methods allowable under EITF 00-21.

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

Certain of our perpetual and time-based licenses include the right to unspecified additional products. We recognize revenue from perpetual and time-based licenses that include unspecified additional software products ratably over the longer of the term of the time-based license or the period of commitment to such unspecified additional products. In addition, certain of our contracts include performance incentive payments based on market volume and/or savings generated, as defined in the respective contracts. Revenue from such arrangements is recognized as those thresholds are achieved.

Arrangements that include consulting services, such as system implementation and process improvement, are evaluated to determine whether the services are essential to the functionality of the software products. When services are not considered essential, the revenue allocable to the services is recognized separately from the software, provided VSOE of fair value exists.

If the Company does not have fair value for at least one of the undelivered elements in an arrangement, we defer revenue recognition until the elements are delivered, or if the undelivered elements are a subscription or time based service, recognize revenue ratably over the longest contractual term in the arrangement. For allocation purposes, where more than one element in an arrangement does not have fair value, target pricing is used to allocate the amount remaining after allocating revenue to those elements which have fair value.

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

Deferred revenue includes amounts received from customers for which revenue has not been recognized, and generally results from deferred maintenance and support, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized as revenue upon delivery of our product, as services are rendered, or as other requirements under SOP 97-2, SAB 104 or EITF 00-21 are satisfied. Deferred revenue excludes contract amounts for which payment has yet to be collected. Likewise, accounts receivable excludes amounts due from customers for which revenue has been deferred.

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

Recoverability of goodwill

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines since January 2004. In June 2005, based on a combination of factors, particularly: (1) our current market capitalization; (2) our current and projected operating results; (3) significant trends in the enterprise software industry; and (4) our decision to reduce our workforce and eliminate excess facility space, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We determined that our estimated fair value was less than the recorded amount of our net assets, thereby necessitating that we assess our recorded goodwill for impairment. As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the Company to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, we concluded that goodwill was impaired in the amount of $247.8 million. We performed the annual assessment in the fourth quarter of fiscal year 2005, and no further indication of goodwill impairment was noted. The remaining balance of goodwill is $328.7 million as of September 30, 2005, and there can be no assurances that future goodwill impairments will not occur.

Impairment of long-lived assets

We evaluate long-lived assets, such as property and equipment and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated from the use and ultimate disposition of the assets. If the carrying amount of the assets exceeds their estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Lease abandonment costs

We initially recorded a significant restructuring charge in the third quarter of fiscal year 2001 upon abandoning certain operating leases as part of a program to restructure our operations and related facilities. In the years ended September 30, 2003 and 2002, we revised our original estimates and expectations for our corporate headquarters and field offices disposition efforts as a result of changed estimates of sublease rental projections.

During the year ended September 30, 2004, due to further consolidation and abandonment of additional facilities as the result of our merger with FreeMarkets, we recorded additional restructuring costs of $12.0 million. We also (i) revised our estimates for sublease rental projections resulting in an additional charge of $1.0 million, and (ii) recorded a benefit to operating expense totaling $2.4 million, primarily as a result of entering into a sublease agreement which was not anticipated in previous estimates of the restructuring obligation. In addition, we assumed lease abandonment liabilities of $10.7 million as of July 1, 2004 related to the former headquarters of FreeMarkets in Pittsburgh, Pennsylvania.

During the year ended September 30, 2005, we revised our estimates for sublease rental projections resulting in a charge of $31.8 million. We also recorded a $1.6 million adjustment to our restructuring obligation in March 2005 that was related to a prior period. Based on the guidance in SAB 99, we concluded that the amount of the prior period error was immaterial to the current and prior period. In July 2005, we re-assessed our office space in Pittsburgh, Pennsylvania and ceased use of one of the floors we lease through 2010, which resulted in a charge of $1.2 million. Finally, we recorded a $1.2 million adjustment to the restructuring obligation due to the closure of an excess legacy FreeMarkets facility. This restructuring adjustment was considered part of purchase accounting for FreeMarkets and has been recorded as an adjustment to goodwill.

Lease abandonment costs for the abandoned facilities were estimated to include remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates using market trend information analyses provided by a commercial real estate brokerage firm retained by us. We review these estimates each quarterly reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates.

As of September 30, 2005, we had contractual commitments of $218.3 million for abandoned properties. Our lease abandonment accrual is net of $122.5 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $37.1 million as of September 30, 2005, and the remainder of anticipated sublease income represents management’s estimate of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at September 30, 2005, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on our operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on our Sunnyvale, California headquarters and our other principal office in Pittsburgh, Pennsylvania by approximately $8.0 million as of September 30, 2005.

Legal contingencies

We are subject to various claims and legal actions. See “Legal Proceedings.” We accrue for estimated losses in accordance with GAAP for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. Although we currently believe that we have properly accrued for estimable and probable losses regarding the outcome of outstanding legal proceedings, claims and litigation involving us, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on our business, results of operations or financial condition or that the current amount of accrued losses is sufficient for any actual losses that may be incurred.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products primarily in the United States of America, Europe and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If any of the events described above were to occur, our net sales could be seriously impacted, since a large portion of our net sales are derived from international operations. For the years ended September 30, 2005, 2004 and 2003, approximately 28%, 35% and 32%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of September 30, 2005 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain (Loss) in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	3,500	$4,330	$120
Great British Pound	Buy	1,000	1,770	(12)
Switzerland Franc	Buy	1,000	808	(36)
Singapore Dollar	Buy	1,000	593	(2)

Total			$7,501	$70

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of September 30, 2005.

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

Cash Flow Risk

In January 2005 and December 2004, we hedged anticipated cash flows from Ariba Korea and Nihon Ariba, respectively, using foreign currency forward contracts (Korean Won and Japanese Yen) to offset the translation and economic exposures related to those cash flows. The Korean Won and Japanese Yen hedges minimize currency risk arising from cash held in Korean Won and Japanese Yen as a result of the Softbank settlement in October 2004. In September 2005, the cash held in Nihon Ariba was repatriated and a gain of $2.3 million was realized on these foreign currency contracts in the fourth quarter of fiscal year 2005. The change in fair value of the Korean Won forward contract attributable to the changes in forward exchange rates (the effective portion) is reported in stockholders’ equity. It is anticipated that the majority of the cash held in Ariba Korea will be repatriated in the next six months. The notional amount of our hedge was 2.0 billion Korean Won ($1.9 million) as of September 30, 2005. The unrealized net gain on the Korean Won cash flow hedge reported in stockholders’ equity was $27,000 as of September 30, 2005.

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

Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which may have declined in market value due to changes in interest rates. Our investments may fall short of expectations due to changes in market conditions and as such we may suffer losses at the time of sale due to the decline in market value. All investments in the table below are carried at market value, which approximates cost.

The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio (in thousands, except for interest rates).

	Year Ending September 30, 2006	Year Ending September 30, 2007	Year Ending September 30, 2008	Year Ending September 30, 2009	Year Ending September 30, 2010	Thereafter	Total
Cash equivalents	$37,361	$—	$—	$—	$—	$—	$37,361
Average interest rate	3.43%	—	—	—	—	—	3.43%
Investments	$51,854	$3,131	$31,602	—	—	—	$86,587
Average interest rate	3.70%	2.85%	3.27%	—	—	—	3.51%

Total investment securities	$89,215	$3,131	$31,602	$—	$—	$—	$123,948

The table above does not include uninvested cash of $23.5 million held as of September 30, 2005. Total cash, cash equivalents, investments and restricted cash as of September 30, 2005 was $147.4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and the related notes thereto, of the Company and the Report of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ariba, Inc.:

We have audited the accompanying consolidated balance sheets of Ariba, Inc. and subsidiaries (the Company) as of September 30, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ariba, Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ariba, Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 6, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

December 6, 2005

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$60,909	$74,031
Short-term investments	50,520	37,227
Restricted cash	1,381	45,623
Accounts receivable, net of allowance for doubtful accounts of $4,764 and $3,933 in 2005 and 2004, respectively	41,890	48,071
Prepaid expenses and other current assets	10,080	10,795

Total current assets	164,780	215,747
Property and equipment, net	17,999	21,909
Long-term investments	2,731	29,676
Restricted cash, less current portion	31,894	26,862
Goodwill	328,692	574,679
Other intangible assets, net	41,562	62,249
Other assets	2,986	2,767

Total assets	$590,644	$933,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,031	$15,433
Accrued compensation and related liabilities	30,046	31,171
Accrued liabilities	23,461	69,570
Restructuring obligations	18,144	16,825
Deferred revenue	39,548	49,664
Deferred income—Softbank	13,368	—

Total current liabilities	135,598	182,663
Deferred rent obligations	22,184	21,406
Restructuring obligations, less current portion	68,356	41,042
Deferred revenue, less current portion	21,056	22,858
Deferred income—Softbank, less current portion	13,925	—

Total liabilities	261,119	267,969

Minority interests	—	19,547
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $.002 par value; 20,000 shares authorized; no shares issued and outstanding as of September 30, 2005 and 2004	—	—
Common stock, $.002 par value; 1,500,000 shares authorized; 71,737 and 62,572 shares issued and outstanding as of September 30, 2005 and 2004, respectively	143	125
Additional paid-in capital	5,023,965	4,963,002
Deferred stock-based compensation	(35,537)	(5,959)
Accumulated other comprehensive income	3,011	1,634
Accumulated deficit	(4,662,057)	(4,312,429)

Total stockholders’ equity	329,525	646,373

Total liabilities and stockholders’ equity	$590,644	$933,889

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended September 30,
	2005	2004	2003
Revenues:
License	$47,817	$63,453	$83,852
License—related party	—	2,201	19,214
Subscription and maintenance	121,767	93,269	82,476
Subscription and maintenance—related party	1,663	2,420	4,617
Services and other	151,796	84,455	46,539

Total revenues	323,043	245,798	236,698

Cost of revenues:
License	3,576	2,673	3,562
Subscription and maintenance	28,800	22,360	22,960
Services and other	121,557	69,832	37,188
Amortization of acquired technology and customer intangible assets	19,501	5,065	4,000

Total cost of revenues	173,434	99,930	67,710

Gross profit	149,609	145,868	168,988

Operating expenses:
Sales and marketing	83,276	74,291	66,484
Research and development	47,212	54,091	54,014
General and administrative	30,588	26,072	36,203
Other income—Softbank	(9,490)	—	—
Amortization of other intangible assets	798	460	113,464
In-process research and development	—	100	—
Stock-based compensation (1)	19,604	2,788	2,161
Restructuring and integration costs	41,248	16,803	5,350
Goodwill impairment	247,830	—	—
Litigation provision	37,000	—	—

Total operating expenses	498,066	174,605	277,676

Loss from operations	(348,457)	(28,737)	(108,688)
Interest and other income, net	5,863	2,808	5,729

Net loss before income taxes and minority interests	(342,594)	(25,929)	(102,959)
Provision (benefit) for income taxes	7,017	(160)	(92)
Minority interests in net income (loss) of consolidated subsidiaries	17	(539)	3,460

Net loss	$(349,628)	$(25,230)	$(106,327)

Net loss per share—basic and diluted (2)	$(5.49)	$(0.51)	$(2.40)

Weighted average shares used in computing net loss per share—basic and diluted (2)	63,655	49,625	44,381

Comprehensive loss:
Net loss	$(349,628)	$(25,230)	$(106,327)

Unrealized loss on investments	(159)	(1,029)	(842)
Foreign currency translation adjustment	1,509	(193)	1,834
Cash flow hedge	27	—	—

Other comprehensive income (loss)	1,377	(1,222)	992

Comprehensive loss	$(348,251)	$(26,452)	$(105,335)

(1)	For the years ended September 30, 2005, 2004 and 2003, stock-based compensation expense (benefit), net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
Cost of revenues	$4,530	$280	$(729)
Sales and marketing	8,986	1,763	1,544
Research and development	2,398	271	272
General and administrative	3,690	474	1,074

Total	$19,604	$2,788	$2,161

(2)	Reflects the one-for-six reverse split of the Company’s outstanding common stock effected on July 1, 2004.

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock(1)		Additional Paid-In Capital(1)	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at September 30, 2002	44,278,142	$89	$4,494,454	$(4,507)	$1,864	$(4,180,872)	$311,028
Exercise of stock options	369,375	—	3,326	—	—	—	3,326
Issuance of common stock	462,001	1	5,677	—	—	—	5,678
Repurchase and retirement of common stock	(2,503)	—	—	—	—	—	—
Issuance of restricted stock	8,999	—	—	—	—	—	—
Forfeiture of restricted stock	(75,403)	—	(1)	—	—	—	(1)
Deferred stock-based compensation, net of cancellations	—	—	(2,513)	2,513	—	—	—
Amortization of stock-based compensation	—	—	481	1,680	—	—	2,161
Unrealized investment loss, net	—	—	—	—	(842)	—	(842)
Foreign currency translation adjustment	—	—	—	—	1,834	—	1,834
Net loss	—	—	—	—	—	(106,327)	(106,327)

Balances at September 30, 2003	45,040,611	90	4,501,424	(314)	2,856	(4,287,199)	216,857
Exercise of stock options	466,296	1	1,997	—	—	—	1,998
Issuance of common stock	744,708	1	7,125	—	—	—	7,126
Issuance of common stock and assumed stock options related to the merger	16,794,573	34	453,215	(2,366)	—	—	450,883
Repurchase and retirement of common stock	(806,000)	(2)	(6,445)	—	—	—	(6,447)
Issuance of restricted stock, net of cancellations	342,080	1	5,766	(5,767)	—	—	—
Exchange and retirement of employee-owned mature stock for taxes	(10,521)	—	(380)	—	—	—	(380)
Modification of employee stock options	—	—	300	—	—	—	300
Amortization of stock-based compensation	—	—	—	2,488	—	—	2,488
Unrealized investment loss, net	—	—	—	—	(1,029)	—	(1,029)
Foreign currency translation adjustment	—	—	—	—	(193)	—	(193)
Net loss	—	—	—	—	—	(25,230)	(25,230)

Balances at September 30, 2004	62,571,747	125	4,963,002	(5,959)	1,634	(4,312,429)	646,373
Exercise of stock options	983,041	2	5,269	—	—	—	5,271
Issuance of common stock	1,037,607	2	6,645	—	—	—	6,647
Issuance of restricted stock, net of cancellations	7,161,794	14	49,059	(49,073)	—	—	—
Exchange and retirement of employee-owned mature stock for taxes	(17,508)	—	(119)	—	—	—	(119)
Modification of employee stock options	—	—	109	171	—	—	280
Amortization of stock-based compensation	—	—	—	19,324	—	—	19,324
Unrealized investment loss, net	—	—	—	—	(159)	—	(159)
Foreign currency translation adjustment	—	—	—	—	1,509	—	1,509
Cash flow hedge	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	(349,628)	(349,628)

Balances at September 30, 2005	71,736,681	$143	$5,023,965	$(35,537)	$3,011	$(4,662,057)	$329,525

The	above information has been restated to reflect the one-for-six reverse split of the Company’s common stock effected on July 1, 2004.

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2005	2004	2003
Operating activities:
Net loss	$(349,628)	$(25,230)	$(106,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Provisions for (recovery of) doubtful accounts	3,592	837	(1,400)
In-process research and development	—	100	—
Depreciation and amortization	30,371	13,698	128,484
Goodwill impairment	247,830	—	—
Stock-based compensation	19,604	2,788	2,161
Impairment of leasehold improvements	—	2,885	—
Impairment of equity investments	—	1,062	—
Minority interests in net income (loss) of consolidated subsidiaries	17	(539)	3,460
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,563	(14,231)	715
Prepaid expenses and other assets	523	1,770	5,530
Accounts payable	(4,402)	1,542	(4,420)
Accrued compensation and related liabilities	(1,518)	(2,355)	(3,737)
Accrued liabilities	(45,557)	31,652	(3,969)
Restructuring obligations	27,448	(5,491)	(14,193)
Deferred revenue	(9,861)	(30,783)	(50,337)
Deferred income—Softbank	10,341	—	—

Net cash used in operating activities	(68,677)	(22,295)	(44,033)

Investing activities:
Purchases of property and equipment	(5,621)	(2,829)	(3,154)
Proceeds from the sales of investments	107,362	161,135	150,106
Purchase of investments	(93,868)	(53,342)	(127,284)
Cash paid for acquisitions, net of cash acquired	—	(39,180)	(3,272)
Purchase of minority interest	(4,376)	—	—
Allocation from (to) restricted cash, net	39,210	(42,783)	580

Net cash provided by investing activities	42,707	23,001	16,976

Financing activities:
Principal payments on debt obligations	—	(45)	(1,429)
Proceeds from issuance of common stock	11,799	9,124	9,004
Repurchase of common stock	—	(6,447)	—

Cash provided by financing activities	11,799	2,632	7,575

Effect of exchange rate changes on cash and cash equivalents	1,049	(126)	3,366
Net (decrease) increase in cash and cash equivalents	(13,122)	3,212	(16,116)
Cash and cash equivalents at beginning of year	74,031	70,819	86,935

Cash and cash equivalents at end of year	$60,909	$74,031	$70,819

Supplemental disclosures of cash flow information:
Cash paid for interest	$11	$93	$105

Net cash paid (refunded) for taxes	$1,322	$(489)	$2,351

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company”), provides spend management solutions that allow enterprises to efficiently manage the purchasing of non-payroll goods and services required to run their business. The Company refers to these non-payroll expenses as “spend.” The Company’s solutions include software, network access, professional services and expertise. They are designed to provide enterprises with technology and business process improvements to better manage their corporate spend and, in turn, save money. The Company’s software and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and settlement activities.

The Company was incorporated in Delaware in September 1996 and from that date through March 1997 was in the development stage, conducting research and developing its initial products. In March 1997, the Company began selling its products and related services and currently markets them globally, primarily through its direct sales force and indirect sales channels.

Basis of presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 2004, the Company had two subsidiaries with less than 100% ownership, Nihon Ariba K.K. (“Nihon Ariba”) and Ariba Korea, Ltd. (“Ariba Korea”). In October 2004, the Company purchased the 41% interest in Nihon Ariba and the 42% interest in Ariba Korea held by Softbank Corp., a Japanese corporation, and its subsidiaries (collectively, “Softbank”). During the remainder of 2005, the Company purchased the remaining 2% minority interest in Nihon Ariba held by minority shareholders.

On July 1, 2004, the Company completed its merger with FreeMarkets, Inc. (“FreeMarkets”). This merger was accounted for using the purchase method of accounting. The consolidated statements of operations include the results of operations of FreeMarkets subsequent to July 1, 2004 (see Note 4).

The Company’s net loss per share and the weighted average shares used to determine net loss per share for all periods presented reflects the one-for-six reverse split of the Company’s outstanding common stock effected on July 1, 2004.

Reclassifications

The Company reclassified deferred rent obligations on its headquarters in Sunnyvale, California from current to long-term liabilities in the amount of $18.0 million as of September 30, 2004, in order to conform to the current year presentation.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates. The items that are significantly impacted by estimates include revenue recognition, the assessment of recoverability of goodwill and other intangible assets, restructuring obligations related to abandoned operating leases and contingencies related to the collectibility of accounts receivable and pending litigation.

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

Investments

The Company’s marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in stockholders’ equity. Realized gains or losses and other than temporary declines in value, if any, on available-for-sale securities are reported as other income or expense as incurred. The Company periodically reviews these investments for other-than-temporary impairment.

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

No single customer accounted for 10% or more of the Company’s revenues for the years ended September 30, 2005 or 2004. For the year ended September 30, 2003, Softbank accounted for 10% of the Company’s revenues. As of September 30, 2004, accounts receivable from Visteon Corporation represented 12% of the Company’s total accounts receivable.

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

Derivative financial instruments and foreign currency management

The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the foreign subsidiaries’ financial statements are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translations of foreign subsidiary financial statements are reported in accumulated other comprehensive income. Gains or losses on foreign currency transactions are recognized in current operations and have not been significant to the Company’s operating results in any period presented.

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

The forward foreign exchange contracts require the Company to exchange foreign currencies for U.S. dollars or vice versa and such contracts generally mature in six months or less. These contracts are marked to market through operations each period. As of September 30, 2005, the Company’s outstanding foreign exchange contracts in Euros (EUR), British Pounds (GBP), Swiss Francs (SWF) and Singapore Dollars (SGD) had a notional amount of $7.5 million, and these contracts had remaining maturities of three months or less. As of September 30, 2004, the Company’s outstanding foreign exchange contracts in Australian Dollars (AUD), Brazilian Real (BRL), Euros (EUR), Singapore Dollars (SGD) and Japanese Yen (JPY) had a notional amount of $6.0 million, and these contracts had remaining maturities of three months or less.

In January 2005 and December 2004, the Company hedged a portion of the net assets of Ariba Korea and Nihon Ariba, respectively, using foreign currency forward contracts (Korean Won and Japanese Yen) to offset the translation and economic exposures related to anticipated cash flows from these subsidiaries. The Korean Won and Japanese Yen hedges minimize currency risk arising from cash held in Korean Won and Japanese Yen as a result of the Softbank settlement in October 2004. In September 2005, the cash held in Nihon Ariba was repatriated and a gain of $2.3 million was realized on these foreign currency contracts in the fourth quarter of fiscal year 2005. The change in fair value of the Korean Won forward contract attributable to the changes in forward exchange rates (the effective portion) is reported in stockholders’ equity. It is anticipated that the majority of the cash held in Ariba Korea will be repatriated in the next six months. The notional amount of the Company’s hedge was 2.0 billion Korean Won ($1.9 million) as of September 30, 2005. The unrealized net gain on the Korean Won cash flow hedge reported in stockholders’ equity was $27,000 as of September 30, 2005.

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

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated from the use and ultimate disposition of the assets. If the carrying amount of the assets exceed its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of would be reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

Goodwill and other intangible assets

Purchased other intangible assets with finite lives are amortized over the estimated economic lives of the assets, generally ranging from one to five years, and reviewed for impairment in accordance with SFAS No. 144. Goodwill and purchased other intangible assets determined to have indefinite useful lives are not amortized but are reviewed for impairment annually and more frequently if events and circumstances indicate the assets may be impaired and the carrying value may not be recoverable. The Company has no identifiable intangible assets with indefinite lives as of September 30, 2005.

Factors the Company considers important that could trigger an impairment review of goodwill include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and decreases in the Company’s market capitalization below the recorded amount of the Company’s net assets for a sustained period. The Company’s stock price is highly volatile and has experienced significant declines since January 2004. In June 2005, based on a combination of factors, particularly: (1) the Company’s market capitalization; (2) the Company’s current and projected operating results; (3) significant trends in the enterprise software industry; and (4) the Company’s decision to reduce its workforce and eliminate excess facility space, the Company concluded there were sufficient indicators to require it to assess whether any portion of the Company’s recorded goodwill balance was impaired. The Company determined that its estimated fair value was less than the recorded amount of the Company’s net assets, thereby necessitating that it assess the recorded goodwill for impairment. As required by SFAS No. 142, in measuring the amount of goodwill impairment, the Company made a hypothetical allocation of the estimated fair value of the Company to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, the Company concluded that goodwill was impaired in the amount of $247.8 million. The remaining balance of goodwill is $328.7 million as of September 30, 2005, and there can be no assurances that future goodwill impairments will not occur.

Revenue recognition

Substantially all of the Company’s revenues are derived from three sources: (i) licensing software; (ii) providing hosted software solutions, technical support and product updates, otherwise known as subscription and maintenance; and (iii) providing services, including implementation services, consulting services, managed services, training, education, premium support and other miscellaneous services. The Company’s standard end user license agreement provides for use of the Company’s software under either a perpetual license or a time-based license based on the number of users. The Company licenses its software in multiple element arrangements in which the customer typically purchases a combination of some or all of the following: (i) software products, either on a standalone or hosted basis; (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and product updates typically over a period of one year; and (iii) a services arrangement, on either a fixed fee for access to specific services over time or a time and materials basis.

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

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect

to Certain Transactions, Staff Accounting Bulletin (SAB) 104, Revenue Recognition, EITF 00-21, Revenue Arrangements with Multiple Deliverables and EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and collectibility is probable. Payment terms are considered extended when greater than 20% of an arrangement fee is due beyond twelve months from delivery. In these scenarios, fees are not “fixed or determinable”, and therefore revenue is recognized when fees are due and payable. In arrangements where at least 80% of license fees are due within one year or less from delivery, the entire arrangement fee is considered fixed or determinable and revenue is recognized when the remaining basic revenue recognition criteria are met, provided that any accompanying services are not considered essential to the functionality of the software products. If collectibility is not considered probable at the inception of the arrangement, the Company does not recognize revenue until the fee is collected.

The Company allocates and recognizes revenue on contracts that include software using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for at least one of the delivered elements in the arrangement. The Company defers revenue for the fair value of the undelivered elements (e.g., maintenance and consulting services) and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements (e.g., software products) when the basic criteria in SOP 97-2 have been met. Where the contract does not include software, the Company allocates revenue to each element in a multiple element arrangement based on its respective fair value. The Company’s determination of the fair value of each element in a multiple element arrangement involving software is based on vendor-specific objective evidence (VSOE), which is limited to the price when sold separately. For all other transactions not involving software, fair value is determined using the price when sold separately or other methods allowable under EITF 00-21.

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

If the Company does not have fair value for at least one of the undelivered elements in an arrangement, the Company defers revenue recognition until the elements are delivered, or if the undelivered elements are a subscription or time based service, recognizes revenue ratably over the longest contractual term in the arrangement. For allocation purposes, where more than one element in an arrangement does not have fair value, target pricing is used to allocate the amount remaining after allocating revenue to those elements which have fair value.

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

Deferred revenue includes amounts received from customers for which revenue has not been recognized, and generally results from deferred maintenance and support, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized as revenue upon delivery of the Company’s product, as services are rendered, or as other requirements under SOP 97-2, SAB 104 or EITF 00-21 are satisfied. Deferred revenue excludes contract amounts for which payment has yet to be collected. Likewise, accounts receivable excludes amounts due from customers for which revenue has been deferred.

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

Advertising expense

Advertising costs are expensed as incurred and totaled $3.2 million, $4.0 million and $354,000 during the years ended September 30, 2005, 2004 and 2003, respectively.

Stock-based compensation

The Company accounts for its employee stock-based compensation plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Accordingly, no compensation cost is recognized for any of the Company’s fixed stock options granted to employees when the exercise price of the option equals or exceeds the fair market value of the underlying common stock as of the grant date for each stock option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Deferred stock-based compensation is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the options and restricted stock consistent with the method described in FASB Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Had compensation cost been recognized based on the fair value method during fiscal years 2005, 2004 and 2003, the pro forma amounts of the Company’s net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Year Ended September 30,
	2005	2004	2003
Reported net loss, net of tax	$(349,628)	$(25,230)	$(106,327)
Add back employee stock-based compensation expense included in reported net loss	19,604	2,788	2,161
Less employee stock-based compensation expense for restricted stock	(18,481)	(2,032)	(1,614)
Deduct employee stock-based compensation expense for stock options determined under fair value based method	(14,466)	(32,797)	(35,203)

Pro forma net loss	$(362,971)	$(57,271)	$(140,983)

Reported basic and diluted net loss per share	$(5.49)	$(0.51)	$(2.40)

Pro forma basic and diluted net loss per share	$(5.70)	$(1.15)	$(3.18)

The fair value for the options granted during the years ended September 30, 2005, 2004 and 2003 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Year Ended September 30,
	2005	2004	2003
Risk-free interest rate	3.88%	2.76%	1.90%
Expected lives (in years)	3.3	2.7	2.5
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	92%	95%	105%

To comply with the pro forma reporting requirements of SFAS No. 123, compensation cost is also estimated for the fair value of future employee stock purchase plan issuances, which is included in the pro forma totals above. The fair value of purchase rights granted under the purchase plan is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions and resulting in the weighted-average fair value:

	Year Ended September 30,
	2005	2004	2003
Risk-free interest rate	3.89%	2.00%	1.01%
Expected lives (in years)	0.5	0.5	0.5
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	45%	58%	74%

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

Net loss per share

Net loss per share is calculated in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, excluding restricted common stock subject to forfeiture and shares in escrow related to acquisitions. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares are comprised of shares of restricted common stock subject to forfeiture, shares held in escrow related to acquisitions, and incremental common shares issuable upon the exercise of stock options and warrants and employee stock purchase plans shares.

Comprehensive income (loss)

Comprehensive income or loss includes all changes in equity (net assets) during a period from non-owner sources, including unrealized gains and losses on marketable securities and changes in the cumulative translation adjustment.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, which provides supplemental guidance for SFAS No. 123R. SFAS No. 123R is effective beginning in the Company’s first quarter of fiscal year 2006. The Company has selected the Black-Scholes option-pricing model as the most appropriate fair-value method for its awards. The adoption of SFAS No. 123R will have a material impact on the Company’s consolidated results of operations. If the Company had applied the provisions of SFAS No. 123R for the year ending September 30, 2005, the pro forma impact would have approximated the amounts disclosed above in “Stock-based compensation.”

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 is a replacement of Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Periods. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will early adopt this pronouncement beginning October 1, 2005.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The adoption of EITF 05-06 did not have a material impact on the Company’s results of operations and financial condition.

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

During fiscal year 2003, the Company determined that some of these reserves were no longer warranted due to improvements in the financial condition of certain customers and its ability to settle a number of at-risk accounts. As a result, the Company recorded a net credit to the provision for doubtful accounts of $1.4 million in fiscal year 2003. The provision for (recovery of) doubtful accounts is included in sales and marketing expense in the Company’s consolidated statements of operations.

Changes in the allowance for doubtful accounts for the years ended September 30, 2005, 2004 and 2003 are as follows (in thousands):

Classification	Balance at Beginning of Period	Additions		Allowance Assumed in Business Combination (b)	Balance at End of Period
		Costs and Expenses	Deductions/ Write- offs (a)
Year ended September 30, 2005
Allowance for doubtful accounts	$3,933	$3,592	$(2,761)	$—	$4,764
Year ended September 30, 2004
Allowance for doubtful accounts	$1,356	$837	$(425)	$2,165	$3,933
Year ended September 30, 2003
Allowance for doubtful accounts	$5,171	$(1,400)	$(2,415)	$—	$1,356

(a)	Amounts written off as uncollectible or recovered by payment.
(b)	Amount reflects allowance for doubtful accounts assumed as part of the Company’s merger with FreeMarkets.

Prepaid expenses and other current assets consisted of the following as of September 30, 2005 and 2004 (in thousands):

	September 30,
	2005	2004
Other receivables	$2,497	$1,583
Prepaid rent	3,550	3,960
Other prepaid expenses	4,033	5,252

Total prepaid expenses and other current assets	$10,080	$10,795

Other receivables primarily consist of tax receivable and employee advances. Other prepaid expenses consist of prepaid software licenses and maintenance for software for internal use and prepaid royalties.

Property and equipment and their related useful lives consisted of the following as of September 30, 2005 and 2004 (in thousands):

	September 30,
	2005	2004
Computer equipment and software (2 to 3 years)	$49,825	$47,380
Office equipment (2 years)	7,430	7,002
Furniture and fixtures (5 years)	17,268	17,426
Leasehold improvements (lesser of lease term or economic life)	23,019	22,194

	97,542	94,002
Less accumulated depreciation and amortization	(79,543)	(72,093)

Total property and equipment, net	$17,999	$21,909

Depreciation and amortization expense of property and equipment totaled $9.5 million, $7.6 million and $11.0 million for the years ended September 30, 2005, 2004 and 2003, respectively.

Accrued liabilities consisted of the following as of September 30, 2005 and 2004 (in thousands):

	September 30,
	2005	2004
Professional and consulting fees	$1,412	$1,153
Accrued marketing expenses	1,363	1,346
Customer deposits	589	44,171
Accrued taxes	13,988	10,590
Other accrued liabilities	6,110	12,310

Accrued liabilities	$23,461	$69,570

Note 3—Investments

The following is a summary of cash equivalents and available-for-sale securities as of September 30, 2005 and 2004 (in thousands):

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$21,868	$—	$—	$21,868
Government notes and bonds	2,008	—	(15)	1,993
Corporate notes and bonds	51,371	—	(113)	51,258

	$75,247	$—	$(128)	$75,119

Included in cash and cash equivalents	$21,868	$—	$—	21,868
Included in short-term investments	50,588	—	(68)	50,520
Included in long-term investments	2,791	—	(60)	2,731

	$75,247	$—	$(128)	$75,119

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$3,632	$—	$—	$3,632
Government notes and bonds	50,109	185	(68)	50,226
Corporate notes and bonds	16,763	—	(86)	16,677

	$70,504	$185	$(154)	$70,535

Included in cash and cash equivalents	$3,632	$—	$—	$3,632
Included in short-term investments	37,191	66	(30)	37,227
Included in long-term investments	29,681	119	(124)	29,676

	$70,504	$185	$(154)	$70,535

The following is a summary of the Company’s available-for-sale securities based on contractual maturities (in thousands):

	September 30,
	2005	2004
Due in one year or less	$50,520	$37,227
Due after one year through two years	2,731	18,987
Due after two years through three years	—	10,689

	$53,251	$66,903

The Company has gross unrealized losses on securities as of September 30, 2005 comprised of $8,000 on U.S. Treasury obligations, $7,000 on Federal agency non-mortgage-backed securities and $113,000 on corporate bonds. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2005. During the year ended September 30, 2004, the Company determined that its investments in privately held companies in the technology sector acquired in fiscal year 2000 had incurred a decline in value that was other-than-temporary. Recognition of the impairment resulted in a charge to other expense for the year ended September 30, 2004 totaling $1.1 million. As of September 30, 2005 and 2004, the fair value of remaining strategic investments is approximately $596,000, which is classified as a long-term asset.

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

The total purchase price of approximately $549.5 million consisted of (i) $89.6 million of cash, (ii) $364.4 million of the Company’s common stock (based on the issuance of approximately 16.8 million shares of Ariba common stock), (iii) the assumption of approximately 13.2 million FreeMarkets stock options with a fair value of $88.9 million, and (iv) other estimated acquisition related expenses of approximately $6.7 million, consisting primarily of payments to financial advisors and other professional fees. For the purposes of this purchase price calculation, the deemed fair value of the Ariba common stock issued in the merger was $21.70 per share, which is equal to Ariba’s average closing price per share as reported on The Nasdaq National Market for each trading day during the period beginning two days before and ending two days after January 23, 2004, the merger announcement date, as adjusted for the one-for-six reverse split of the Company’s outstanding common stock effected on July 1, 2004. For purposes of computing the estimated fair value of the options, the Black-Scholes pricing model was used with the following assumptions: expected life of 4.5 years, risk free rate of 3.53%, expected dividend yield of 0% and volatility of 110%.

The merger was accounted for using the purchase method of accounting, and accordingly the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since July 1, 2004, the results of operations of FreeMarkets have been included in the Company’s consolidated statements of operations. The purchase price allocation related to the FreeMarkets merger was final as of September 30, 2004, except for the resolution of certain tax related pre-acquisition contingencies which will result in an adjustment to goodwill in the period the contingency is resolved. The following is a summary of the allocation of purchase price (in thousands):

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

Restructuring obligations include $4.8 million in employee severance costs, primarily consisting of research and development and corporate infrastructure personnel, and $2.1 million in lease abandonment costs arising from the merger. The remaining balance relates to restructuring obligations incurred by FreeMarkets prior to the merger date. See Note 7 for additional information on restructuring accruals. Accrued liabilities includes $4.0 million for leases assumed in the merger with rents greater than current market rates and $1.0 million in directors and officers liability insurance costs incurred to cover FreeMarkets’ former officers and Board of Directors as required by the merger agreement.

The amount allocated to in-process research and development and identified intangible assets was determined by management, after considering, among other factors, the results of an independent appraisal based on established valuation techniques in the high-technology software industry. The associated in-process research and development project was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the identified intangible assets and in-process research and development. The estimated net free cash flows generated by the in-process research and development projects was discounted at 22 percent in relation to the stage of completion and the technical risks associated with achieving technological feasibility. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of the Company’s control, such as a change in the market for the resulting developed products. In addition, at such time that the project is completed it is reasonably possible that the completed products would not receive market acceptance or that the Company would be unable to produce and market the product effectively. None of the goodwill resulting from the merger with FreeMarkets will be deductible for tax purposes.

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

Softface, Inc.

On April 15, 2004, the Company completed the acquisition of Softface, Inc. (“Softface”), a privately held company headquartered in Walnut Creek, California. Softface was a spending performance management company offering data enrichment solutions complementary to Ariba’s products. The total purchase price was $6.9 million, consisting of upfront cash payments of $3.3 million, payments of $3.4 million deferred for up to twelve months due to delayed payment terms or general representations and warranties and $169,000 of acquisition costs. Of the total purchase price, $722,000 was allocated to net tangible assets acquired, $7.4 million was allocated to other intangible assets, including existing software technology ($4.9 million), customer relationships ($100,000), order backlog ($100,000), and goodwill ($2.3 million), and $1.2 million was allocated to assumed liabilities. Other intangible assets are being amortized over their estimated useful lives of six months to three years. None of the goodwill will be deductible for tax purposes. Pro forma financial information has been excluded as the information is considered immaterial.

Alliente, Inc.

On January 13, 2004, the Company completed the acquisition of Alliente, Inc. (“Alliente”), a privately held company headquartered in Colorado Springs, Colorado. Alliente provided procurement outsourcing services to companies based on Ariba technology. The total purchase price was approximately $9.2 million, consisting of cash payments of $9.0 million and $183,000 of acquisition costs. Of the total purchase price, $1.5 million was allocated to net tangible assets acquired, $8.5 million was allocated to other intangible assets, including customer relationships ($1.0 million), trade name/trademark ($100,000), and goodwill ($7.4 million) and $790,000 was allocated to assumed liabilities. Other intangible assets are being amortized over their estimated useful lives of three years. None of the goodwill will be deductible for tax purposes. Pro forma financial information has been excluded as the information is considered immaterial.

Goodex AG

On January 28, 2003, the Company acquired Goodex AG (“Goodex”), a privately-held European sourcing services provider. The acquisition was made to allow the Company to expand its sourcing services and to implement customers’ strategic sourcing business processes. The purchase price of approximately $2.6 million consisted of a net cash payment totaling $2.2 million and $350,000 of direct transaction costs. Of the total purchase price, $465,000 was allocated to property and equipment, $1.0 million was allocated to current assets, $4.6 million was allocated to goodwill and $3.5 million was allocated to assumed liabilities. Pro forma financial information has been excluded as the information is considered immaterial. For U.S. federal income tax purposes, the goodwill related to Goodex totaling $4.8 million is not currently deductible, however, it may be amortized to the extent of “Earnings and Profits” (as defined for U.S. federal income tax purposes) of Goodex AG and its subsidiaries over a period of 15 years.

Note 5—Goodwill and Other Intangible Assets

The table below reflects changes or activity in the balances related to goodwill for the two years ended September 30, 2005 (in thousands):

Net carrying amount
Goodwill balance as of September 30, 2003	$181,033
Add: goodwill related to Alliente	7,355
Add: goodwill related to Softface	2,322
Add: goodwill related to FreeMarkets	383,969

Goodwill balance as of September 30, 2004	574,679
Add: goodwill adjustments	1,843
Less: impairment charge	(247,830)

Goodwill balance as of September 30, 2005	$328,692

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs a test for impairment on an annual basis or as events and circumstances indicate that goodwill or other intangible assets may be impaired and that the carrying values may not be recoverable. The Company performs its annual assessment for impairment in the fourth quarter of each fiscal year. In June 2005, based on a combination of factors, particularly: (1) the Company’s current market capitalization; (2) the Company’s current and projected operating results; (3) significant trends in the enterprise software industry; and (4) the Company’s decision to reduce its workforce and eliminate excess facility space, the Company concluded there were sufficient indicators to require it to assess whether any portion of its recorded goodwill balance was impaired. The Company determined that its estimated fair value was less than the recorded amount of its net assets, thereby necessitating that the Company assess its recorded goodwill for impairment. As required by SFAS No. 142, in measuring the amount of goodwill impairment, the Company made a hypothetical allocation of the estimated fair value of the Company to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, the Company concluded that goodwill was impaired in the amount of $247.8 million, which was recorded in the quarter ended June 30, 2005. The Company performed the annual assessment as of September 30, 2005, and no further indication of goodwill impairment was noted.

For the year ended September 30, 2005, foreign currency translation resulted in a $524,000 increase in the goodwill related to the January 2003 acquisition of Goodex, a foreign-based entity. Also, the Company recorded a $1.2 million increase to goodwill due to the closure of an excess legacy FreeMarkets facility in March 2005. In addition, other adjustments aggregating to $134,000 were recorded as an increase to goodwill.

The table below reflects changes or activity in the balances related to other intangible assets for the years ended September 30, 2005 and 2004 (in thousands):

		September 30, 2005			September 30, 2004
	Useful Life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	18 to 36 months	$10,400	$(6,965)	$3,435	$10,400	$(1,665)	$8,735
Order backlog	6 months	100	(100)	—	100	(100)	—
Trade name/trademark	60 months	1,800	(474)	1,326	1,800	(108)	1,692
Excess fair value of Visteon in-place contract over current fair value	10 months	1,894	(1,894)	—	1,894	(568)	1,326
Visteon contract and related customer relationship	48 months	3,206	(1,002)	2,204	3,206	(200)	3,006
Other contracts and related customer relationships	12 to 48 months	51,081	(16,484)	34,597	50,900	(3,410)	47,490

Total		$68,481	$(26,919)	$41,562	$68,300	$(6,051)	$62,249

Amortization of other intangible assets for the year ended September 30, 2005 totaled $20.9 million. Of the total, amortization of $19.5 million related to the excess fair value of the Visteon in-place contract over current fair value, the Visteon contract and related customer relationship, other contracts and related customer relationships and existing software technology was recorded as cost of revenues in the year ended September 30, 2005. Amortization of $798,000 related to trade name/trademark and other contracts and related customer relationships was recorded as operating expense in the year ended September 30, 2005. Amortization of $568,000 related to the excess fair value of the Visteon in-place contract over current fair value was recorded as a reduction of revenues in the year ended September 30, 2005.

Amortization of other intangible assets for the year ended September 30, 2004 was $6.1 million. Of the total, amortization of $5.1 million related to the Visteon contract and related customer relationship, other contracts and related customer relationships and existing software technology was recorded as cost of revenues in the year ended September 30, 2004. Amortization of $460,000 related to trade name/trademark, other contracts and related customer relationships and order backlog was recorded as operating expense in the year ended September 30, 2004. Amortization of $568,000 related to the excess fair value of the Visteon in-place contract over current fair value was recorded as a reduction of revenues in the year ended September 30, 2004.

Amortization of other intangible assets for the year ended September 30, 2003 totaled $117.5 million, of which $4.0 million of amortization of acquired technology was classified as cost of revenues and $113.5 million was recorded as operating expenses. The Company anticipates amortization of other intangible assets to total $16.5 million, $14.6 million, $10.2 million and $255,000 for fiscal years 2006, 2007, 2008 and 2009, respectively.

Note 6—Income Taxes

Provision (benefit) for income taxes for the years ended September 30, 2005, 2004 and 2003 were comprised of the following (in thousands):

	Current	Deferred	Total
2005:
Federal	$—	$—	$—
State	388	—	388
Foreign	6,629	—	6,629

Total	$7,017	$—	$7,017

2004:
Federal	$—	$—	$—
State	166	—	166
Foreign	(326)	—	(326)

Total	$(160)	$—	$(160)

2003:
Federal	$—	$—	$—
State	76	—	76
Foreign	(168)	—	(168)

Total	$(92)	$—	$(92)

The Company’s loss before income taxes for the fiscal years ended September 30, 2005, 2004 and 2003 consisted of the following components (in thousands):

	2005	2004	2003
Domestic	$(356,503)	$(21,383)	$(164,850)
Foreign	13,892	(4,007)	58,431

Total pretax loss	$(342,611)	$(25,390)	$(106,419)

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% to the loss before income taxes and actual income tax expense (benefit) for the years ended September 30, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003
Computed tax benefit	$(119,914)	$(8,887)	$(37,247)
State taxes	388	166	76
Nondeductible goodwill impairment	86,741	—	—
Nondeductible expenses	3,368	3,908	18,232
Foreign taxes	6,629	(326)	(168)
Liquidation of foreign subsidiaries	(935)	(579)	16,121
Net operating loss for which no benefit was recognized	30,740	5,558	2,894

Total	$7,017	$(160)	$(92)

The amounts reported in the year ended September 30, 2003 were adjusted to correct a permanent difference between the book basis and the tax basis of an intangible asset that had been shown as a temporary difference. The tax effects of temporary differences that give rise to significant portions of net deferred tax assets as of September 30, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred Tax Assets
Accruals and allowances	$123,623	$144,276
Capitalized research and experimentation costs	104,050	29,796
Depreciation and amortization	12,068	34,111
Credit carryforwards	66,141	71,198
Net operating loss carryforwards	576,329	656,909

Deferred tax assets	882,211	936,290
Valuation allowance	(865,493)	(910,942)

Deferred tax assets, net of valuation allowance	16,718	25,348
Deferred Tax Liabilities
Acquired intangibles	(16,718)	(25,348)

Net deferred tax assets (liabilities)	$—	$—

Recorded As:
Current deferred tax asset	$49,875	$51,003
Valuation allowance	(49,875)	(51,003)

Net current deferred tax asset	—	—
Non-current deferred tax asset	832,336	885,287
Valuation allowance	(815,618)	(859,939)

Net non-current deferred tax asset	16,718	25,348
Non-current deferred tax liability	(16,718)	(25,348)

Net deferred tax assets (liabilities)	$—	$—

The amounts reported in the year ended September 30, 2004 were adjusted to correct an overstatement of the deferred tax asset and valuation allowance by the tax-effected difference between the book basis and the tax basis of an intangible asset and to conform with the current year presentation.

The Company has provided a valuation allowance due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets. The net (decrease) increase in the total valuation allowance for the years ended September 30, 2005, 2004 and 2003 was approximately $(45.4) million, $101.6 million, and $62.0 million, respectively. Included in the net operating loss carryforwards is a tax benefit attributable to noncompensatory stock options of $326.2 million at September 30, 2005 which, when and if realized, will be recorded as a credit to additional paid-in capital.

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

As of September 30, 2005, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $1.5 billion and $853.6 million, respectively, before consideration of any annual limitation as described above. These federal and state net operating loss carryforwards expire in various years from fiscal year 2010 through fiscal year 2025 and from fiscal year 2006 through fiscal year 2025, respectively. As of September 30, 2005, the Company had research credit carryforwards for federal and state tax purpose of approximately $39.0 million and $25.1 million, respectively. If not utilized, the federal research credit carryforwards will expire in various years from fiscal year 2010 through fiscal year 2023. The state research credit carryforwards will continue indefinitely, except for $285,000 which will expire in 2018. The Company also had manufacturer’s credit carryforwards as of September 30, 2005 for state tax purposes of approximately $2.0 million, which will expire in various years from fiscal year 2006 through fiscal year 2012. The Company’s net operating loss and tax credit carryforwards include net operating loss and research credit carryforwards of approximately $250.3 million and $5.1 million, respectively, generated by FreeMarkets, which are subject to annual limitations which could reduce or defer the utilization of those losses and credits.

Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested with the exception of the Ariba Korea subsidiary, which the Company plans to dissolve in the next three to six months.

Note 7—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 191,200 square feet in this facility. The Company currently subleases two and one-half buildings, totaling 442,600 square feet, to third parties. These subleases expire in July 2007, May 2008 and August 2008, respectively. The remaining 82,200 square feet is available for sublease. Minimum monthly lease payments are approximately $2.8 million and escalate annually, with the total future minimum lease payments amounting to $285.6 million over the remaining lease term. As part of this lease agreement, the Company is required to hold certificates of deposit, totaling $31.3 million as of September 30, 2005, as a form of security through fiscal year 2013. Also, the Company is required by other lease agreements to hold an additional $2.0 million of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $33.3 million is classified as restricted cash on the Company’s consolidated balance sheet as of September 30, 2005.

The Company also occupies 93,100 square feet of office space in Pittsburgh, Pennsylvania under a lease covering 182,000 square feet that expires in May 2010. The remaining 88,900 square feet is available for sublease. This location consists principally of the Company’s services organization and administrative activities.

The Company leases certain equipment, software and its facilities under various noncancelable operating and immaterial capital leases with various expiration dates through 2013. Gross operating rental expense was approximately $50.3 million, $48.7 million and $44.7 million for the years ended September 30, 2005, 2004 and 2003, respectively. Gross operating rental expense was reduced by sublease income of $17.5 million, $22.7 million and $13.7 million for the years ended September 30, 2005, 2004 and 2003, respectively.

Future minimum lease payments and sublease income under noncancelable operating leases for the next five years and thereafter are as follows as of September 30, 2005 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income
2006	$48,088	$18,317
2007	43,319	14,296
2008	43,700	4,456
2009	44,584	—
2010	44,035	—
Thereafter	100,416	—

Total	$324,142	$37,069

Of the total operating lease commitments as of September 30, 2005 noted above, $105.8 million is for occupied properties and $218.3 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring and integration costs

The Company recorded a charge to operations for restructuring and integration costs of $41.2 million, $16.8 million and $5.4 million for the years ended September 30, 2005, 2004 and 2003, respectively. See disclosure below for a detailed discussion of these amounts.

The following table details accrued restructuring and integration obligations and related activity for the three years ended September 30, 2005 (in thousands):

	Severance and benefits	Lease abandonment costs	Leasehold impairments	Other integration costs	Total restructuring and integration costs
Accrued restructuring obligations as of September 30, 2002	$103	$61,966	$—	$—	$62,069
Cash paid	(36)	(19,507)	—	—	(19,543)
Total charge to operating expense	—	5,350	—	—	5,350

Accrued restructuring obligations as of September 30, 2003	67	47,809	—	—	47,876
Cash paid	(5,153)	(11,696)	—	(2,560)	(19,409)
Total charge to operating expense	3,402	7,710	2,885	2,806	16,803
Asset impairment applied to asset balances	—	—	(2,885)	—	(2,885)
Restructuring obligation assumed under purchase acquisition	4,813	10,669	—	—	15,482

Accrued restructuring obligations as of September 30, 2004	3,129	54,492	—	246	57,867
Cash paid	(6,830)	(17,764)	—	(1,593)	(26,187)
Total charge to operating expense	5,385	34,516	—	1,347	41,248
Purchase accounting adjustment	—	1,185	—	—	1,185
Sublease early payment from tenant	—	12,387	—	—	12,387

Accrued restructuring obligations as of September 30, 2005	$1,684	$84,816	$—	$—	86,500

Less: current portion					18,144

Accrued restructuring obligations, less current portion					$68,356

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. During the year ended September 30, 2005, an additional $3.8 million of severance and benefits was recorded due to the continued reduction of the Company’s workforce, by approximately 115 employees in all business areas, primarily to better align its expenses with its revenue levels and to enable the Company to invest in certain growth initiatives. The remaining amount in the year ended September 30, 2005 of $1.6 million related to severance and related benefits as a result of the merger with FreeMarkets.

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

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Mountain View and Sunnyvale, California and Pittsburgh, Pennsylvania. Total lease abandonment costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. As of September 30, 2005, $84.8 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013. During the year ended September 30, 2005, the Company revised its estimates for sublease rental projections resulting in a charge of $31.8 million. The Company also recorded a $1.6 million adjustment to its restructuring obligation in March 2005 that was related to a prior period. Based on the guidance in SAB 99, the Company concluded that the amount of the prior period error was immaterial to the current and prior period. In July 2005, the Company re-assessed its office space in Pittsburgh, Pennsylvania and ceased use of one of the floors it leases through 2010, which resulted in a charge of $1.2 million. Finally, the Company also recorded a $1.2 million adjustment to the restructuring obligation due to the closure of an excess legacy FreeMarkets facility. This restructuring adjustment was considered part of purchase accounting for FreeMarkets and has been recorded as an adjustment to goodwill.

During the year ended September 30, 2004, due to further consolidation and abandonment of additional facilities as the result of the Company’s merger with FreeMarkets, the Company recorded additional lease abandonment costs of $9.1 million and leasehold impairments of $2.9 million associated with the Company’s Sunnyvale facility. The Company also revised its estimates for sublease rental projections resulting in an additional charge of $1.0 million, and recorded a benefit to operating expense totaling $2.4 million, primarily as a result of entering into a sublease agreement which was not anticipated in previous estimates of the restructuring obligation. In addition, the Company assumed lease abandonment liabilities of $10.7 million as of July 1, 2004 related to the former headquarters of FreeMarkets in Pittsburgh, Pennsylvania.

During the year ended September 30, 2003, the Company revised its original estimates and expectations for Ariba’s corporate headquarters and field offices disposition efforts. This revision was a result of changed estimates of sublease rental projections. Based on these factors and consultations with an independent appraisal firm, the Company recorded an additional charge to lease abandonment costs of $5.4 million in the year ended September 30, 2003.

The Company’s lease abandonment accrual is net of $122.5 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $37.1 million as of September 30, 2005, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at September 30, 2005, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the Company’s Sunnyvale, California headquarters and its other principal office in Pittsburgh, Pennsylvania by approximately $8.0 million as of September 30, 2005.

Other integration costs

Other integration costs for the years ended September 30, 2005 and 2004 totaled $1.3 million and $2.8 million, respectively, and consist primarily of legal and consulting fees incurred in connection with integration activity related to the Company’s merger with FreeMarkets.

Estimated warranty costs

The Company generally warrants its products to function in accordance with the documentation provided to customers for one year after sale. Minor defect repairs or bug fixes are provided through patches or updates as part of support services delivered in the normal course under maintenance agreements. To the extent that warranty claims require resources beyond those provided under maintenance agreements, the estimated costs of such claims are accrued as cost of sales in the period such claims are deemed probable and reasonably estimable. During the year ended September 30, 2005, the Company recorded $368,000 of warranty costs.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of September 30, 2005.

Litigation

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to the Company’s and FreeMarket’s initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against the Company and FreeMarkets, and against certain of the two companies’ former officers and directors. These complaints were later consolidated into single class action proceedings related to each IPO. In June 2003, a settlement was reached between plaintiffs and the Company and FreeMarkets (the individual defendants having been previously dismissed). A final fairness hearing on the settlement has been scheduled for January 2006. As of September 30, 2005, no amount is accrued as a loss is not probable or estimable.

Shareholder Derivative Litigation

In 2003, a number of purported shareholder derivative suits alleging various claims in connection with the Company’s restatement in fiscal year 2003 were filed in the Superior Court of California for the County of Santa Clara on behalf of Ariba and against certain of its current and former officers and directors. These complaints were later consolidated into a single purported derivative action. In June 2005, the consolidated action was dismissed by the court with prejudice. Plaintiffs have filed a notice of appeal. As of September 30, 2005, no amount is accrued as a loss is not probable or estimable.

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

The defendants’ motion to dismiss the complaint was submitted to the Delaware Chancery Court on February 4, 2005. Plaintiff has not filed any response or opposition to the motion to dismiss. As of September 30, 2005, no amount is accrued as a loss is not probable or estimable.

Defending against these actions may require significant management time and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses are unsuccessful or if it is unable to settle on favorable terms, the Company could be liable for a large damages award that could seriously harm its business and results of operations.

General

In addition, the Company has been subject to various claims and legal actions arising in the ordinary course of business. For instance, in the three months ended March 31, 2005, the Company paid $37.0 million to settle a lawsuit brought by ePlus, Inc. alleging that three of the Company’s products, Ariba Buyer, Ariba Marketplace and Ariba Category Procurement, infringed patents held by them.

The Company has been sued in the United States District Court for the District of Massachusetts for alleged patent infringement by Sky Technologies, Inc (“Sky”). Sky alleges that certain unidentified Company products violate three U.S. patents owned by Sky. Sky seeks damages in an undisclosed amount, enhancement of those damages, an attorneys fee award and an injunction against further infringement. In addition, the Company is a defendant in a case pending in the United States District Court for the Northern District of California wherein the plaintiff alleges various contract and tort causes of action. Plaintiff is seeking approximately $30 million in damages from the Company. That case has been set for trial beginning January 17, 2006. As of September 30, 2005, no amount has been accrued for these other actions as a loss is not probable or estimable. There can be no assurance that existing or future litigation arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows, or that the amount of accrued losses is sufficient for any actual losses that may be incurred.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of September 30, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

Note 8—Minority Interests in Subsidiaries

In December 2000, the Company’s consolidated subsidiary, Nihon Ariba, issued and sold 38,000 shares, or approximately 41% of its common stock, for cash consideration of approximately $40.0 million to Softbank pursuant to its strategic relationship with Softbank. In April 2001, Nihon Ariba issued and sold an additional 2% of its common stock for cash consideration of approximately $4.0 million to third parties. Prior to the transactions, the Company held 100% of the equity of Nihon Ariba in the form of common stock.

In April 2001, the Company’s consolidated subsidiary, Ariba Korea, issued and sold 3,800 shares, or approximately 42% of its common stock, for cash consideration of approximately $8.0 million to Softbank. Prior to the transaction, the Company held 100% of the equity of Ariba Korea in the form of common stock.

In October 2004, the Company purchased the 41% interest in Nihon Ariba and the 42% interest in Ariba Korea held by Softbank for $3.5 million. See Note 13 for a discussion of the Softbank settlement. The Company subsequently purchased an additional 2% interest in Nihon Ariba held by various shareholders. These transactions resulted in a $19.5 million reduction to minority interests during the year ended September 30, 2005.

As of September 30, 2004, minority interests of $19.5 million are recorded on the consolidated balance sheet in order to reflect the share of the net assets of Nihon Ariba and Ariba Korea held by minority investors. For the years ended September 30, 2005 and 2003, the Company increased consolidated net loss by $17,000 and $3.5 million, which represented the minority interest’s share of income of the two subsidiaries, respectively. For the year ended September 30, 2004, the Company reduced consolidated net loss by approximately $539,000, which represented the minority interest’s share of losses of the two subsidiaries.

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

The Company’s license revenues are derived from a similar group of software applications that are sold individually or in combination. Subscription revenues consist mainly of fees for software access subscription and hosted software services. Maintenance revenues consist primarily of Ariba Buyer and Ariba Sourcing product maintenance fees. Services and other revenues consist of fees for implementation services, consulting services, managed services, training, education, premium support and other miscellaneous items. Revenues by similar product and service groups for the years ended September 30, 2005, 2004, and 2003 are as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
License revenues	$47,817	$65,654	$103,066
Subscription revenues	47,285	17,918	10,666
Maintenance revenues	76,145	77,771	76,427
Services and other revenues	151,796	84,455	46,539

Total	$323,043	$245,798	$236,698

Information regarding revenue for the years ended September 30, 2005, 2004 and 2003, and long-lived assets in geographic areas as of September 30, 2005 and 2004, is as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
Revenues:
United States	$232,493	$160,843	$161,337
International	90,550	84,955	75,361

Total	$323,043	$245,798	$236,698

		September 30,
		2005	2004
Long-Lived Assets:
United States		$16,563	$20,202
International		1,436	1,707

Total		$17,999	$21,909

Revenues are attributed to countries based on the location of the Company’s customers. The Company’s international revenues were derived primarily from sales in Europe and Asia. The Company had net assets of $9.4 million and $40.7 million related to its international locations as of September 30, 2005 and 2004, respectively.

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

Warrants

In connection with the purchase of Goodex AG in January 2003, the Company issued a warrant to purchase 83,333 shares of Company common stock at an exercise price of $18.78 per share, with vesting contingent upon achievement of certain revenue milestones through December 31, 2003. The warrant expired unexercised in July 2004.

In March 2000, in connection with a sales and marketing alliance agreement with a third party, the Company issued an unvested warrant to purchase up to 571,429 shares of the Company’s common stock at an exercise price of $525.00 per share. The business partner could partially vest in this warrant each quarter upon attainment of certain periodic milestones related to revenue targets. The warrant generally expired as to any earned or earnable portion when the milestone period expires or eighteen months after the specific milestone is met. The warrant expired unexercised in March 2005. During the years ended September 30, 2005, 2004 and 2003, the business partner did not vest in any shares of this warrant and no business partner warrant expense was recorded for these fiscal years. No amounts related to the unvested warrants are reflected in the accompanying consolidated financial statements.

Deferred Stock-Based Compensation

The Company recorded deferred stock-based compensation totaling approximately $325.0 million from inception through September 30, 2005. Of this amount, $38.4 million related to the issuance of stock options prior to the Company’s initial public offering in June 1999 and $71.0 million, $124.6 million and $2.4 million related to the Company’s acquisitions of TradingDynamics, Inc. and SupplierMarket.com, Inc. and its merger with FreeMarkets consummated on July 1, 2004, respectively.

During the year ended September 30, 2005, the Company granted 4.7 million shares of restricted common stock to executive officers and certain employees, of which 387,300 shares were subsequently cancelled upon termination of employment, resulting in additional net deferred stock-based compensation of $34.1 million during fiscal year 2005. These amounts are amortized in accordance with FIN 28 over the vesting periods of the individual restricted common stock grants, which are between two to three years.

Also during the year ended September 30, 2005, the Company offered its employees the opportunity to exchange outstanding stock options having an exercise price of $10.00 or more per share for restricted shares of its common stock. The Company granted 2.6 million shares of restricted common stock, of which 40,308 shares were subsequently cancelled upon termination of employment, resulting in additional net deferred stock-based compensation of $15.0 million during fiscal year 2005. These amounts are amortized in accordance with FIN 28 over the three-year vesting period of the individual restricted common stock grants.

During the year ended September 30, 2004, the Company granted 365,038 shares of restricted common stock to executive officers and certain employees, of which 22,958 shares were subsequently cancelled upon termination of employment, resulting in additional net deferred stock-based compensation of $5.8 million during fiscal year 2004. These amounts are being amortized in accordance with FIN 28 over the vesting periods of the individual restricted common stock grants, which are between eighteen months to five years.

During the year ended September 30, 2005, the Company recorded stock-based compensation expense of $19.6 million, of which $280,000 was related to the modification of stock options to accelerate vesting, as required under employee severance agreements, as a result of executive terminations. During the year ended September 30, 2004, the Company recorded stock-based compensation expense of $2.8 million, of which

$300,000 was related to the modification of stock options to accelerate vesting, as required under a severance agreement, as a result of an executive termination. During the year ended September 30, 2003, the Company recorded stock-based compensation expense of $2.2 million. As of September 30, 2005, the Company had an aggregate of approximately $35.5 million of deferred stock-based compensation remaining to be amortized.

1999 Equity Incentive Plan

The Company’s Board of Directors approved the 1999 Equity Incentive Plan (the “Incentive Plan”) on April 20, 1999. The Incentive Plan was amended on October 4, 2001. Any shares not issued under the Company’s 1996 Stock Plan (the “1996 Stock Plan”) and any shares repurchased pursuant to the 1996 Stock Plan will also be available for grant under the Incentive Plan. The number of shares reserved under the Incentive Plan automatically increased on January 1 of each year until 2005 by the lesser of 3.3 million shares or 5% of the total number of shares of common stock outstanding on that date. Under the Incentive Plan, eligible employees, outside directors and consultants may be granted stock options, stock appreciation rights, restricted shares or stock units. The exercise price for incentive stock options and nonstatutory options may not be less than 100% and 85%, respectively, of the fair value of common stock at the option grant date. As of September 30, 2005, 19.0 million shares of common stock have been reserved for issuance (including shares transferred from the 1996 Stock Plan since June 22, 1999) and 10.9 million shares are available for grant under the Incentive Plan.

1999 Directors’ Stock Option Plan

The Company’s Board of Directors adopted the 1999 Directors’ Stock Option Plan (the “Directors’ Plan”) on April 20, 1999. The Directors’ Plan was amended effective May 19, 2000 and October 1, 2002. Each non-employee director received an option to purchase 12,500 shares of common stock upon joining the Board of Directors (the “Initial Grant”). In addition, each non-employee director received an option to purchase 2,500 shares of common stock (the “Annual Grant”) upon the conclusion of each regular annual meeting of the Company’s stockholders, provided the director continued serving as a member of the Board thereafter. However, a non-employee director did not receive an Annual Grant in the same calendar year in which he or she received an Initial Grant. Each option had an exercise price equal to the fair value of the common stock on the grant date. As of September 30, 2005, options to purchase 101,657 shares of common stock have been granted under the Directors’ Plan. The Directors’ Plan was terminated in April 2005.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”) on April 20, 1999. The number of shares reserved under the Purchase Plan automatically increases on January 31 of each year by the lesser of 500,000 shares or 2% of the total number of shares of common stock outstanding on that date. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 15% of the employees’ cash compensation. The purchase price per share equals the lower of 85% of the common stock’s fair value at certain defined dates. As of September 30, 2005, there have been 3.2 million shares issued under the Purchase Plan and 2.5 million shares are available for future issuance.

The Company has, in connection with the acquisitions of TradingDynamics, Tradex, SupplierMarket and FreeMarkets, assumed the stock option plans of each acquired company.

TradingDynamics Stock Plans

On January 20, 2000, the Company assumed the TradingDynamics 1998 Stock Plan and 1999 Stock Plan (the “TradingDynamics Plans”). The TradingDynamics Plans were not approved by the Company’s stockholders. The TradingDynamics Plans provide for the grant of incentive stock options to employees at prices not less than 100% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors, and for the grant of nonstatutory stock options to employees and consultants at not less than par value. Generally, options were immediately exercisable, and the resulting shares issued to optionees were subject to certain repurchase rights, which were also assumed by the Company. As of September 30, 2005, no shares of the Company’s common stock issued pursuant to the TradingDynamics Plans were subject to repurchase by the Company. Options expire not later than ten years from the date of grant. As of September 30, 2005, a total of 273,103 shares of the Company’s common stock are reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of TradingDynamics or granted by the Company after the acquisition of TradingDynamics under the TradingDynamics Plans.

Tradex Stock Plans

On March 8, 2000, the Company assumed the Tradex 1997 Employee Stock Option Plan and 1999 Employee Stock Option/Stock Issuance Plan (the “Tradex Plans”). The Tradex Plans were not approved by the Company’s stockholders. The Tradex Plans provide for the grant of incentive stock options to employees and the grant of nonstatutory stock options or shares of common stock to employees, board members and consultants at prices less than, equal to, or greater than the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Generally, options were immediately exercisable, and the resulting shares issued to optionees were subject to certain repurchase rights, which were also assumed by the Company. As of September 30, 2005, no shares of the Company’s common stock issued pursuant to the Tradex Plans were subject to repurchase by the Company. Options expire not later than ten years from the date of grant. As of September 30, 2005 a total of 314,862 shares of the Company’s common stock are reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of Tradex or granted by the Company after the acquisition of Tradex under the Tradex Plans.

SupplierMarket Stock Plan

On August 28, 2000, the Company assumed the SupplierMarket 1999 Stock Option Plan (the “SupplierMarket Plan”). The SupplierMarket Plan was not approved by the Company’s stockholders. The SupplierMarket Plan provides for the grant of incentive stock options to employees at prices not less than 100% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors, and the grant of nonstatutory stock options to employees and consultants at prices not less than the par value of the common stock. Under the SupplierMarket Plan, options generally vest over a 48-month period at the rate of 12.5% of the grant after six months of service and 1/48th of the grant per month thereafter. Options expire not later than ten years from the date of grant. As of September 30, 2005, a total of 338,695 shares of the Company’s common stock are reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of SupplierMarket or granted by the Company after the acquisition of SupplierMarket under the SupplierMarket Plan.

FreeMarkets Stock Plans

On July 1, 2004, the Company assumed the FreeMarkets, Inc. Second Amended and Restated Stock Incentive Plan and Broad Based Equity Incentive Plan (the “FreeMarkets Plans”). The FreeMarkets Plans were not approved by the Company’s stockholders. The Second Amended and Restated Stock Incentive Plan provides for the grant of incentive stock options to employees at prices not less than 100% of the fair market value of the common stock on the date of grant and for the grant of nonstatutory stock options to employees, consultants, advisers and outside directors at a price determined by the Board of Directors. The Broad Based Equity Incentive Plan provides for the grant of nonstatutory stock options to employees (other than officers), consultants and advisers at a price determined by the Board of Directors. Options expire not later than ten years from the date of grant. As of September 30, 2005, a total of 7.9 million shares of the Company’s common stock are reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of FreeMarkets or granted by the Company after the acquisition of FreeMarkets under the FreeMarkets Plans. The number of shares reserved under the Second Amended and Restated Stock Incentive Plan automatically increases on October 1 of each year until 2007 by the lesser of 817,750 shares or 3% of the total number of shares of common stock outstanding on that date. The number of shares reserved under the Broad Based Equity Incentive Plan automatically increases on October 1 of each year until 2009 by the lesser of 136,291 shares or 1% of the total number of shares of common stock outstanding on that date.

A summary of the status of the Company’s stock options as of September 30, 2005, 2004 and 2003 and changes during the years ended on those dates is presented below:

	Years Ended September 30,
	2005		2004		2003
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	13,103,476	$20.03	7,951,783	$20.76	7,293,195	$23.22
Options assumed in business combination	—	$—	7,183,432	$19.19	—	$—
Granted	1,578,081	$9.71	2,220,173	$14.04	2,139,708	$16.56
Exercised	(983,041)	$5.36	(466,296)	$4.29	(369,375)	$9.06
Forfeited	(10,343,598)	$21.73	(3,785,616)	$25.56	(1,111,745)	$31.44

Outstanding at end of year	3,354,918	$14.27	13,103,476	$20.03	7,951,783	$20.76

Exercisable at end of year	2,284,957	$16.28	11,021,812	$20.62	4,239,300	$22.26

The following table summarizes information about stock options outstanding as of September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.01–$ 5.83	791,892	4.78	$ 4.01	756,300	$ 3.93
$ 5.84–$ 7.39	756,048	7.82	$ 7.16	399,928	$ 7.39
$ 7.44–$ 11.96	678,659	8.14	$ 9.96	299,308	$10.44
$11.99–$ 24.12	723,366	7.48	$16.62	435,132	$18.34
$24.32–$733.50	404,953	5.25	$50.65	394,289	$51.17

$ 0.01–$733.50	3,354,918	6.79	$14.27	2,284,957	$16.28

As discussed above in “Deferred Stock-Based Compensation,” the Company offered its employees the opportunity to exchange outstanding stock options having an exercise price of $10.00 or more per share for restricted shares of its common stock. The number of newly issued restricted shares issued in exchange for the options was determined by application of various exchange ratios based upon the exercise price of the options. The offer expired in August 2005 and resulted in the voluntary forfeiture of employee stock options to purchase 6.8 million shares of common stock in exchange for 2.6 million shares of restricted common stock, of which 40,308 shares were subsequently cancelled upon termination of employment, resulting in additional net deferred stock-based compensation of $15.0 million during fiscal year 2005. These amounts are amortized in accordance with FIN 28 over the three-year vesting period of the individual restricted common stock grants.

Note 11—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Year Ended September 30,
	2005	2004	2003
Net loss	$(349,628)	$(25,230)	$(106,327)

Weighted average shares outstanding	66,787	49,853	44,626
Weighted average common shares issued subject to repurchase agreement	(3,132)	(228)	(245)

Weighted average shares used in computation of net loss per share—basic and diluted	63,655	49,625	44,381

Basic and diluted loss per share	$(5.49)	$(0.51)	$(2.40)

At September 30, 2005, 2004 and 2003, 2.5 million, 9.7 million and 8.1 million potential common shares, respectively, consisting almost entirely of outstanding options, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive. Further, the potential common shares for the years ended September 30, 2004 and 2003 exclude 28,571 and 183,333 shares, respectively, which would be issuable under certain warrants whose vesting was contingent upon completion of certain milestones.

The weighted average repurchase price of unvested stock was $0.00, $0.13 and $0.00 for the years ended September 30, 2005, 2004 and 2003, respectively. The weighted average exercise price of warrants outstanding was $525.00 for each of the years ended September 30, 2004 and 2003.

Note 12—401(k) Savings Plan

Company employees in the United States can participate in the Ariba, Inc. Employees 401(k) Savings Plan (the “401(k) Plan”). Participants can generally contribute up to 100% of their eligible compensation annually as defined by the plan document, subject to the section 402(g) limit as defined by the Internal Revenue Service. The Company made a discretionary contribution of $2.6 million to the 401(k) Plan during the year ended September 30, 2005.

Note 13—Related Party Transactions

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

Softbank Agreements

In fiscal year 2001, the Company sold 41% of its consolidated subsidiary, Nihon Ariba, and 42% of its consolidated subsidiary, Ariba Korea, to Softbank. A subsidiary of Softbank also received the right to distribute the Company’s products from these subsidiaries in their respective jurisdictions. The Company recorded license and maintenance revenues of $1.7 million, $4.6 million and $23.8 million in the years ended September 30, 2005, 2004 and 2003, respectively, related to transactions with Softbank, including license and maintenance revenues recognized pursuant to their long-term revenue commitment.

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

In October 2004, the Company entered into a definitive agreement with Softbank settling their dispute. Under the terms of the settlement, the Company acquired Softbank’s 41% interest in Nihon Ariba and its 42% interest in Ariba Korea for $3.5 million, as well as returned to Softbank $43.0 million of the interim payments made by Softbank pursuant to the arbitration proceeding. In addition, Softbank paid $20.0 million for a new three-year term license of certain Ariba software products for use by Softbank and its affiliates and for the benefit of unaffiliated third-party customers in Japan. The net cash outflow from these transactions was $26.5 million.

The settlement resulted in the elimination of Softbank’s minority interests of $18.8 million from the Company’s consolidated balance sheet. A total of $37.0 million was recorded as “Deferred income—Softbank.” As the Company was unable to determine the respective fair value of the amounts that related to Softbank’s software license, related maintenance and the Company’s prior agreements with Softbank, the $37.0 million will be recognized ratably as “Other income—Softbank” over the three-year software license term. The $37.0 million of deferred income is comprised of the following: $20.0 million from the software license; the $15.3 million difference between the $18.8 million in carrying value of the minority interests and the $3.5 million paid to acquire those interests; and $1.7 million in fair value adjustments, primarily related to deferred revenue, from the acquisition of Softbank’s minority interests. The Company also made a provision for taxes of $4.8 million in the year ended September 30, 2005 as a result of the settlement. The Company recorded $9.5 million in income related to the Softbank agreement in the year ended September 30, 2005. As of September 30, 2005, deferred income related to the Softbank settlement was $27.3 million.

CONSOLIDATED INTERIM FINANCIAL INFORMATION

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(in thousands, except per share amounts)

	Fiscal Year 2005 For the Quarter Ended
	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004
Revenues:
License	$8,010	$10,070	$12,615	$17,122
Subscription and maintenance	30,394	29,901	30,969	30,503
Subscription and maintenance—related party	171	312	255	925
Services and other	38,556	37,432	37,429	38,379

Total revenues	77,131	77,715	81,268	86,929

Cost of revenues:
License	830	998	1,054	694
Subscription and maintenance	7,409	7,039	7,116	7,236
Services and other	29,689	30,483	31,617	29,768
Amortization of acquired technology and customer intangible assets	4,613	4,907	5,281	4,700

Total cost of revenues	42,541	43,427	45,068	41,757

Gross profit	34,590	34,288	36,200	45,172

Operating expenses:
Sales and marketing	17,714	21,540	19,349	24,673
Research and development	10,778	11,772	12,260	12,402
General and administrative	7,726	6,330	7,918	8,614
Other income—Softbank	(3,345)	(3,350)	(2,795)	—
Amortization of other intangible assets	200	200	213	185
Stock-based compensation (1)	7,526	3,422	4,278	4,378
Restructuring and integration costs	2,579	34,570	2,282	1,817
Goodwill impairment	—	247,830	—	—
Litigation provision	—	—	—	37,000

Total operating expenses	43,178	322,314	43,505	89,710

Loss from operations	(8,588)	(288,026)	(7,305)	(44,538)
Interest and other income, net	2,259	349	640	2,615

Net loss before income taxes and minority interests	(6,329)	(287,677)	(6,665)	(41,923)
Provision for income taxes	941	1,039	224	4,813
Minority interests in net income (loss) of consolidated subsidiaries	—	(1)	2	16

Net loss	$(7,270)	$(288,715)	$(6,891)	$(46,752)

Net loss per share—basic and diluted (2)	$(0.11)	$(4.52)	$(0.11)	$(0.75)

Weighted average shares used in computing net loss per share—basic and diluted (2)	64,554	63,839	63,518	62,707

(1)	For the four quarters in the year ended September 30, 2005, stock-based compensation expense, net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Fiscal Year 2005 For the Quarter Ended
	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004
Cost of revenues	$888	$1,129	$1,360	$1,153
Sales and marketing	3,858	1,284	1,731	2,113
Research and development	1,149	329	475	445
General and administrative	1,631	680	712	667

Total	$7,526	$3,422	$4,278	$4,378

(2)	Reflects the one-for-six reverse split of the Company’s outstanding common stock effected on July 1, 2004.

CONSOLIDATED INTERIM FINANCIAL INFORMATION

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(in thousands, except per share amounts)

	Fiscal Year 2004 For the Quarter Ended
	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003
Revenues:
License	$15,563	$15,148	$15,940	$16,802
License—related party	—	327	—	1,874
Subscription and maintenance	30,754	20,350	21,121	21,044
Subscription and maintenance—related party	351	638	408	1,023
Services and other	37,408	16,520	18,539	11,988

Total revenues	84,076	52,983	56,008	52,731

Cost of revenues:
License	562	527	217	1,367
Subscription and maintenance	6,354	5,226	5,396	5,384
Services and other	28,911	15,128	15,632	10,161
Amortization of acquired technology and customer intangible assets	4,725	340	—	—

Total cost of revenues	40,552	21,221	21,245	16,912

Gross profit	43,524	31,762	34,763	35,819

Operating expenses:
Sales and marketing	23,346	17,037	20,353	13,555
Research and development	15,219	13,811	12,784	12,277
General and administrative	9,958	6,650	4,921	4,543
Amortization of other intangible assets	235	149	76	—
In-process research and development	100	—	—	—
Stock-based compensation (1)	1,149	771	838	30
Restructuring and integration costs	16,900	1,820	(1,917)	—

Total operating expenses	66,907	40,238	37,055	30,405

Income (loss) from operations	(23,383)	(8,476)	(2,292)	5,414
Interest and other income, net	314	723	953	818

Net income (loss) before income taxes and minority interests	(23,069)	(7,753)	(1,339)	6,232
Provision (benefit) for income taxes	193	174	(255)	(272)
Minority interests in net income (loss) of consolidated subsidiaries	(403)	(296)	(253)	413

Net income (loss)	$(22,859)	$(7,631)	$(831)	$6,091

Net income (loss) per share—basic (2)	$(0.36)	$(0.17)	$(0.02)	$0.14

Net income (loss) per share—diluted (2)	$(0.36)	$(0.17)	$(0.02)	$0.13

Weighted average shares used in computing net income (loss) per share—basic (2)	62,734	45,454	45,313	45,000

Weighted average shares used in computing net income (loss) per share—diluted (2)	62,734	45,454	45,313	46,280

(1)	For the four quarters in the year ended September 30, 2004, stock-based compensation expense (benefit), net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	Fiscal Year 2004 For the Quarter Ended
	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003
Cost of revenues	$55	$71	$115	$39
Sales and marketing	686	478	619	(20)
Research and development	144	98	28	1
General and administrative	264	124	76	10

Total	$1,149	$771	$838	$30

(2)	Reflects the one-for-six reverse split of the Company’s outstanding common stock effected on July 1, 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls included a review of their objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we reviewed data errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by both our internal audit and finance organizations. The overall goals of these various evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2005 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2005. We reviewed the results of management’s assessment with our Audit Committee.

Management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is presented below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ariba, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Ariba, Inc. maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ariba, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Ariba, Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Ariba, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ariba, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2005, and our report dated December 6, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

December 6, 2005

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information set forth in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K. See the information set forth in the section entitled “Proposal No. 1—Election of Directors” in the Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2005 (the “2006 Proxy Statement”), which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

See the information set forth in the section entitled “Executive Compensation and Related Information” in the 2006 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information set forth in the section entitled “Certain Relationships and Related Transactions” in the 2006 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the information set forth in the section entitled “Proposal No. 2—Ratification of Independent Accountants” in the 2006 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. FINANCIAL STATEMENTS

See Item 8 of this Form 10-K.

2.	FINANCIAL STATEMENT SCHEDULES

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.	EXHIBITS

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K dated December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.4 to the Registrant’s Form S-1 Registration No. 333-76953).

4.1	Amended and Restated Investors’ Rights Agreement dated April 17, 1998 (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-1 Registration No. 333-76953).

4.2	Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).

4.3	Amended and Restated Investors’ Rights Agreement dated June 7, 1999 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-1 Registration No. 333-76953).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).

10.2‡	1996 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.3‡	1999 Equity Incentive Plan, as amended (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.4‡	Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration No. 333-76953).

10.5‡	SupplierMarket.com 1999 Stock Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-K dated April 10, 2003).

10.6‡	TradingDynamics 1999 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-K dated April 10, 2003).

10.7‡	TradingDynamics 1998 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K dated April 10, 2003).

10.8‡	Tradex Technologies, Inc. 1999 Stock Option/Stock Issuance Plan, as amended (which is incorporated herein by reference to Exhibit 10.33 to the Registrant’s Form 10-K dated April 10, 2003).

Exhibit No.	Description
10.9‡	Tradex Electronic Commerce Systems, Inc. 1997 Employee Stock Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-K dated April 10, 2003).

10.10‡	Second Amended and Restated Stock Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.5 to FreeMarkets’ Registration Statement on Form S-4 dated February 23, 2001).

10.11‡	2001 Broad Based Equity Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.12 to FreeMarkets’ Form 10-K dated March 14, 2003).

10.12	Lease Agreement, dated June 12, 1996, by and between Charleston Place Associates and U.S. Robotics Access Corp., as amended (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form S-1 Registration No. 333-76953).

10.13	Sublease, dated February 1999, by and between 3Com Corporation, successor in interest to U.S. Robotics Access Corp., and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form S-1 Registration No. 333-76953).

10.14	Lease Agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated May 15, 2000).

10.15	Amended and Restated Sublease dated August 6, 2001, by and between Interwoven, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.16	Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q dated April 10, 2003).

10.17	Sub-sublease Agreement, dated March 3, 2004, by and between Google, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.43 to Registrant’s Form 8-K dated May 17, 2004)

10.18	Lease Agreement, dated October 21, 1998, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(a) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).

10.19	First Amendment to Lease, dated March 30, 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(b) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).

10.20	Second Amendment to Lease, dated June 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(c) to FreeMarkets’ Amendment No. 1 to Registration Statement on Form S-1 dated November 11, 1999).

10.21	Third Amendment to Lease, dated March 2000, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.2(d) to FreeMarkets’ Form 10-K dated March 14, 2003).

10.22‡	Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s Form 10-Q dated February 14, 2001).

10.23+‡	Amendment to Offer Letter, dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A dated December 31, 2001).

Exhibit No.	Description
10.24‡	Offer Letter, dated October 16, 2001, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q dated February 14, 2002).

10.25‡	Offer Letter, dated April 10, 2002, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).

10.26+‡	Employment Agreement, dated January 23, 2004, by and between the Registrant and David H. McCormick (which is incorporated herein by reference to Exhibit 10.37 of the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 dated May 13, 2004).

10.27+‡	Loan Agreement, dated February 1, 2001, by Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.28+‡	Promissory Note, dated February 1, 2001, by Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.29+‡	Severance Agreement, dated December 23, 2003, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 10-Q/A dated May 14, 2004).

10.30+‡	Severance Agreement, dated December 31, 2003, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.39 to the Registrant’s Form 10-Q/A dated May 14, 2004).

10.31+‡	Severance Agreement, dated December 31, 2003, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Form 10-Q/A dated May 14, 2004).

10.32‡	Severance Agreement, dated August 26, 2004, by and between the Registrant and Tayloe Stansbury (which is incorporated herein by reference to Exhibit 10.36 to the Registrant’s Form 10-K dated December 14, 2004).

10.33	Third Amendment to Lease, dated as of October 25, 2004, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-Q dated February 9, 2005).

10.34	Consent to Sublease, dated as of October 25, 2004, by and between Moffett Park Drive LLC, Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-Q dated February 9, 2005).

10.35	Amended and Restated First Amendment to Amended and Restated Sublease, dated as of September 9, 2004, by and between Interwoven, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Form 10-Q dated February 9, 2005).

10.36	First Amendment to Sublease, dated as of October 7, 2004, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated February 9, 2005).

10.37	Second Amendment to and Restatement of Sublease, dated as of October 21, 2004, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-Q dated February 9, 2005).

10.38‡	Registrant’s Revised Bonus Plan for North America for the Fiscal Year ending September 30, 2005 (which is incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q dated February 9, 2005).

Exhibit No.	Description
10.39‡	Release Agreement, dated September 30, 2005, by and between the Registrant and David H. McCormick

10.40+‡	Employment Agreement, dated January 23, 2004, by and between the Registrant and Kent Parker

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
‡	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, who is duly authorized, in the City of Sunnyvale, State of California on this 6th day of December, 2005.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT M. CALDERONI Robert M. Calderoni	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	December 6, 2005

/s/ JAMES W. FRANKOLA James W. Frankola	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 6, 2005

/s/ ROBERT D. JOHNSON Robert D. Johnson	Director	December 6, 2005

/s/ RICHARD KASHNOW Richard Kashnow	Director	December 6, 2005

/s/ ROBERT E. KNOWLING, JR. Robert E. Knowling, Jr.	Director	December 6 , 2005

/s/ THOMAS MONAHAN Thomas Monahan	Director	December 6, 2005

/s/ KARL E. NEWKIRK Karl E. Newkirk	Director	December 6, 2005

/s/ RICHARD F. WALLMAN Richard F. Wallman	Director	December 6, 2005

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K dated December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.4 to the Registrant’s Form S-1 Registration No. 333-76953).

4.1	Amended and Restated Investors’ Rights Agreement dated April 17, 1998 (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-1 Registration No. 333-76953).

4.2	Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).

4.3	Amended and Restated Investors’ Rights Agreement dated June 7, 1999 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-1 Registration No. 333-76953).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).

10.2‡	1996 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.3‡	1999 Equity Incentive Plan, as amended (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.4‡	Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration No. 333-76953).

10.5‡	SupplierMarket.com 1999 Stock Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-K dated April 10, 2003).

10.6‡	TradingDynamics 1999 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-K dated April 10, 2003).

10.7‡	TradingDynamics 1998 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K dated April 10, 2003).

10.8‡	Tradex Technologies, Inc. 1999 Stock Option/Stock Issuance Plan, as amended (which is incorporated herein by reference to Exhibit 10.33 to the Registrant’s Form 10-K dated April 10, 2003).

10.9‡	Tradex Electronic Commerce Systems, Inc. 1997 Employee Stock Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-K dated April 10, 2003).

10.10‡	Second Amended and Restated Stock Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.5 to FreeMarkets’ Registration Statement on Form S-4 dated February 23, 2001).

10.11‡	2001 Broad Based Equity Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.12 to FreeMarkets’ Form 10-K dated March 14, 2003).

10.12	Lease Agreement, dated June 12, 1996, by and between Charleston Place Associates and U.S. Robotics Access Corp., as amended (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form S-1 Registration No. 333-76953).

Exhibit No.	Description
10.13	Sublease, dated February 1999, by and between 3Com Corporation, successor in interest to U.S. Robotics Access Corp., and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form S-1 Registration No. 333-76953).

10.14	Lease Agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated May 15, 2000).

10.15	Amended and Restated Sublease dated August 6, 2001, by and between Interwoven, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.16	Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q dated April 10, 2003).

10.17	Sub-sublease Agreement, dated March 3, 2004, by and between Google, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.43 to Registrant’s Form 8-K dated May 17, 2004).

10.18	Lease Agreement, dated October 21, 1998, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(a) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).

10.19	First Amendment to Lease, dated March 30, 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(b) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).

10.20	Second Amendment to Lease, dated June 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(c) to FreeMarkets’ Amendment No. 1 to Registration Statement on Form S-1 dated November 11, 1999).

10.21	Third Amendment to Lease, dated March 2000, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.2(d) to FreeMarkets’ Form 10-K dated March 14, 2003).

10.22‡	Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s Form 10-Q dated February 14, 2001).

10.23+‡	Amendment to Offer Letter, dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.24‡	Offer Letter, dated October 16, 2001, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q dated February 14, 2002).

10.25‡	Offer Letter, dated April 10, 2002, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).

10.26+‡	Employment Agreement, dated January 23, 2004, by and between the Registrant and David H. McCormick (which is incorporated herein by reference to Exhibit 10.37 of the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 dated May 13, 2004).

10.27+‡	Loan Agreement, dated February 1, 2001, by Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K/A dated December 31, 2001).

Exhibit No.	Description
10.28+‡	Promissory Note, dated February 1, 2001, by Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.29+‡	Severance Agreement, dated December 23, 2003, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 10-Q/A dated May 14, 2004).

10.30+‡	Severance Agreement, dated December 31, 2003, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.39 to the Registrant’s Form 10-Q/A dated May 14, 2004).

10.31+‡	Severance Agreement, dated December 31, 2003, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Form 10-Q/A dated May 14, 2004).

10.32‡	Severance Agreement, dated August 26, 2004, by and between the Registrant and Tayloe Stansbury (which is incorporated herein by reference to Exhibit 10.36 to the Registrant’s Form 10-K dated December 14, 2004).

10.33	Third Amendment to Lease, dated as of October 25, 2004, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-Q dated February 9, 2005).

10.34	Consent to Sublease, dated as of October 25, 2004, by and between Moffett Park Drive LLC, Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-Q dated February 9, 2005).

10.35	Amended and Restated First Amendment to Amended and Restated Sublease, dated as of September 9, 2004, by and between Interwoven, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Form 10-Q dated February 9, 2005).

10.36	First Amendment to Sublease, dated as of October 7, 2004, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated February 9, 2005).

10.37	Second Amendment to and Restatement of Sublease, dated as of October 21, 2004, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-Q dated February 9, 2005).

10.38‡	Registrant’s Revised Bonus Plan for North America for the Fiscal Year ending September 30, 2005 (which is incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q dated February 9, 2005).

10.39‡	Release Agreement, dated September 30, 2005, by and between the Registrant and David H. McCormick

10.40+‡	Employment Agreement, dated January 23, 2004, by and between the Registrant and Kent Parker

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
‡	Management contract or compensatory plan or arrangement.