Form 10-Q
period 2005-12-31
ARIBA INC
filed 2006-02-08
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of January 31, 2006 was 72,859,352.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands)

	December 31, 2005	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$69,026	$60,909
Short-term investments	52,122	50,520
Restricted cash	1,744	1,381
Accounts receivable, net of allowance for doubtful accounts of $3,954 and $4,764 as of December 31, 2005 and September 30, 2005, respectively	39,322	41,890
Prepaid expenses and other current assets	9,159	10,080

Total current assets	171,373	164,780
Property and equipment, net	17,083	17,999
Long-term investments	1,469	2,731
Restricted cash, less current portion	30,531	31,894
Goodwill	326,101	328,692
Other intangible assets, net	36,750	41,562
Other assets	3,209	2,986

Total assets	$586,516	$590,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,021	$11,031
Accrued compensation and related liabilities	26,902	30,046
Accrued liabilities	26,825	23,461
Restructuring obligations	16,242	18,144
Deferred revenue	41,350	39,548
Deferred income—Softbank	13,569	13,368

Total current liabilities	136,909	135,598
Deferred rent obligations	22,428	22,184
Restructuring obligations, less current portion	64,790	68,356
Deferred revenue, less current portion	19,350	21,056
Deferred income—Softbank, less current portion	10,742	13,925

Total liabilities	254,219	261,119

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock	145	143
Additional paid-in capital	4,995,121	5,023,965
Deferred stock-based compensation	—	(35,537)
Accumulated other comprehensive income	2,753	3,011
Accumulated deficit	(4,665,722)	(4,662,057)

Total stockholders’ equity	332,297	329,525

Total liabilities and stockholders’ equity	$586,516	$590,644

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended December 31,
	2005	2004 (1)
Revenues:
License	$6,622	$17,122
Subscription and maintenance	31,801	31,428
Services and other	37,809	38,379

Total revenues	76,232	86,929

Cost of revenues:
License	568	694
Subscription and maintenance	7,624	7,467
Services and other	31,374	30,690
Amortization of acquired technology and customer intangible assets	4,613	4,700

Total cost of revenues	44,179	43,551

Gross profit	32,053	43,378

Operating expenses:
Sales and marketing	18,610	26,786
Research and development	11,953	12,847
General and administrative	8,818	9,455
Other income—Softbank	(3,401)	—
Amortization of other intangible assets	200	185
Restructuring and integration	273	1,817
Litigation provision	—	37,000

Total operating expenses	36,453	88,090

Loss from operations	(4,400)	(44,712)
Interest and other income, net	889	2,615

Loss before income taxes and minority interests	(3,511)	(42,097)
Provision for income taxes	154	4,639
Minority interests in net income of consolidated subsidiaries	—	16

Net loss	$(3,665)	$(46,752)

Net loss per share—basic and diluted	$(0.06)	$(0.75)

Weighted average shares—basic and diluted	65,322	62,707

(1)	The Company has made certain reclassifications to prior year amounts to conform to the current year presentation, none of which affected net loss or net loss per share.

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended December 31,
	2005	2004
Operating activities:
Net loss	$(3,665)	$(46,752)
Adjustments to reconcile net loss to net cash from operating activities:
(Recovery of) provision for doubtful accounts	(180)	500
Depreciation	2,030	2,403
Amortization of intangible assets	4,813	5,471
Stock-based compensation	8,808	4,378
Minority interests in net income of consolidated subsidiaries	—	16
Changes in operating assets and liabilities:
Accounts receivable	2,748	(7,358)
Prepaid expenses and other assets	671	3,702
Accounts payable	990	1,242
Accrued compensation and related liabilities	(3,144)	(2,243)
Accrued liabilities	946	(5,176)
Restructuring obligations	(4,996)	6,413
Deferred revenue	3,224	(5,498)
Deferred income—Softbank	(3,401)	20,000

Net cash from operating activities	8,844	(22,902)

Investing activities:
Purchases of property and equipment	(1,114)	(2,285)
Sales of investments, net of purchases	(306)	(9,965)
Acquisition of minority interest	—	(3,500)
Allocation from restricted cash, net	1,000	38,545

Net cash from investing activities	(420)	22,795

Financing activities:
Proceeds from issuance of common stock, net	5	5,029

Net cash from financing activities	5	5,029

Effect of foreign exchange rate changes on cash and cash equivalents	(312)	3,513

Net change in cash and cash equivalents	8,117	8,435
Cash and cash equivalents at beginning of period	60,909	74,031

Cash and cash equivalents at end of period	$69,026	$82,466

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2006. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 filed on December 7, 2005 with the Securities and Exchange Commission (“SEC”).

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Reclassifications

The Company has made certain reclassifications to prior year amounts to conform to the current year presentation, none of which affected net loss or net loss per share. Specifically, with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), the Company has reclassified $4.4 million of stock-based compensation into cost of revenues, sales and marketing, research and development and general and administrative expenses. In addition, the Company reclassified state franchise taxes of $174,000 from the provision for income taxes into general and administrative expense. The Company also reclassified $641,000 of compensation and benefits associated with certain employees from research and development to cost of revenues—subscription and maintenance. The following table reflects the effect of all of these reclassifications for the three months ended December 31, 2004 (in thousands):

	Three Months Ended December 31, 2004
	As Previously Reported	As Reclassified
Cost of revenues—subscription and maintenance	$6,595	$7,467
Cost of revenues—services and other	$29,768	$30,690
Sales and marketing	$24,673	$26,786
Research and development	$13,043	$12,847
General and administrative	$8,614	$9,455
Stock-based compensation	$4,378	$—
Provision for income taxes	$4,813	$4,639

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

No customer accounted for more than 10% of total revenues for the three months ended December 31, 2005 and 2004. In addition, no customer accounted for more than 10% of net accounts receivable as of December 31, 2005 and September 30, 2005, the Company’s most recent fiscal year end.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Adoption of Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental guidance for SFAS No. 123R. The Company has adopted SFAS No. 123R in the Company’s first quarter of fiscal year 2006. SFAS No. 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123R had a material impact on the Company’s results of operations. See “Stock-Based Compensation and Deferred Stock-Based Compensation” for further details.

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

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, EITF 00-21,

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenue Arrangements with Multiple Deliverables and EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and collectibility is probable. Payment terms are considered extended when greater than 20% of an arrangement fee is due beyond twelve months from delivery. In these scenarios, fees are not “fixed or determinable”, and therefore revenue is recognized when fees are due and payable. In arrangements where at least 80% of license fees are due within one year or less from delivery, the entire arrangement fee is considered fixed or determinable and revenue is recognized when the remaining basic revenue recognition criteria are met, provided that any accompanying services are not considered essential to the functionality of the software products. If collectibility is not considered probable at the inception of the arrangement, the Company does not recognize revenue until the fee is collected.

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

Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year). Revenue from hosting and sourcing solutions services is recognized ratably over the term of the arrangement, since the access is provided over the related contract period. Revenue allocated to software implementation, process improvement, training and other services is recognized as the services are performed. The proportion of total revenue from new license arrangements that is recognized upon delivery may vary from quarter to quarter depending upon the relative mix of types of licensing arrangements and the availability of VSOE of fair value for undelivered elements.

Certain of the Company’s perpetual and time-based licenses include the right to unspecified additional products. The Company recognizes revenue from perpetual and time-based licenses that include unspecified additional software products ratably over the longer of the term of the time-based license or the period of commitment to such unspecified additional products. In addition, certain of the Company’s contracts include performance incentive payments based on market volume and/or savings generated, as defined in the respective contracts. Revenue from such arrangements is recognized when those thresholds are achieved.

Arrangements that include consulting services, such as system implementation and process improvement, are evaluated to determine whether the services are essential to the functionality of the software products. When services are not considered essential, the revenue allocable to the services is recognized separately from the software, provided VSOE of fair value exists.

If the Company does not have fair value for at least one of the undelivered elements in an arrangement, the Company defers revenue recognition until the elements are delivered, or if the undelivered elements are a

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

subscription or time-based service, recognizes revenue ratably over the longest contractual term in the arrangement. For statement of operation allocation purposes, where more than one element in an arrangement does not have fair value, target pricing is used to allocate the amount remaining after allocating revenue to those elements which have fair value.

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

Stock-Based Compensation and Deferred Stock-Based Compensation

The Company maintains stock-based compensation plans which allow for the issuance of stock options and restricted common stock to executives and certain employees. The Company also maintains an employee stock purchase plan that provides for the issuance of shares to all eligible employees of the Company at a discounted price. Prior to fiscal year 2006, the Company accounted for the plans under the recognition and measurement provisions of APB Opinion No. 25 and related Interpretations. Accordingly, because stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. Also, as the employee stock purchase plan was considered noncompensatory, no expense related to this plan was recognized. However, expense related to the grant of restricted stock had been recognized in the statement of operations under APB Opinion No. 25. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, for pro forma disclosures. Compensation expense in fiscal year 2005 related to stock options and the employee stock purchase plan continues to be disclosed on a pro forma basis only. Also during the current quarter, in accordance with the modified prospective transition method, the Company eliminated $35.5 million of unamortized value of restricted shares, which represented unrecognized compensation cost for restricted stock awards. The Company also adjusted goodwill by $2.1 million as of October 1, 2005, which represented the unamortized deferred stock-based compensation of unvested stock options as of October 1, 2005 assumed in the merger with FreeMarkets, Inc. (“FreeMarkets”) in July 2004. Financial statements for prior periods have not been restated.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

SFAS No. 123R requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of SFAS No. 123R was not material.

The following table illustrates the effect on net loss and net loss per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting in the three months ended December 31, 2004 (in thousands, except per share amounts):

Three Months Ended December 31, 2004
Net loss, as reported	$(46,752)
Add back stock-based compensation expense included in reported net loss	4,378
Less stock-based compensation expense for restricted stock	(3,700)
Less stock-based compensation expense for options determined under fair value based method	(9,837)

Pro forma net loss	$(55,911)

Reported basic and diluted net loss per share	$(0.75)
Pro forma basic and diluted net loss per share	$(0.89)

The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended December 31,
Employee and Director Stock Options:	2005	2004
Risk-free interest rate	4.25%	3.25%
Expected lives (years)	2.8	3.2
Dividend yield	0%	0%
Expected volatility	83%	96%

	Three Months Ended December 31,
Employee Stock Purchase Plan:	2005	2004
Risk-free interest rate	4.34%	2.50%
Expected lives (years)	0.5	0.5
Dividend yield	0%	0%
Expected volatility	44%	64%

During the three months ended December 31, 2005, the Company recorded $2.2 million of stock-based compensation expense associated with employee and director stock options and employee stock purchase plan programs.

During the three months ended December 31, 2005 and 2004, the Company granted 830,050 and 2.1 million shares, respectively, of restricted common stock to executive officers and certain employees with a fair value of $6.0 million and $21.8 million, respectively. These amounts will be amortized in accordance with FASB Interpretation No. 28 over the vesting period of the individual restricted common stock grants, which are two to three years. During the three months ended December 31, 2005 and 2004, the Company recorded $6.6 million

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

and $4.4 million, respectively, of stock-based compensation expense associated with restricted stock grants. As of December 31, 2005, there was $32.9 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements. The cost is expected to be recognized over a weighted-average period of 0.94 years.

Total stock-based compensation of $8.8 million and $4.4 million was recorded in the three months ended December 31, 2005 and 2004, respectively, to various operating expense categories as follows:

	Three Months Ended December 31,
	2005	2004
Cost of revenues—subscription and maintenance	$504	$231
Cost of revenues—services and other	2,017	922
Sales and marketing	2,738	2,113
Research and development	1,596	445
General and administrative	1,953	667

Total	$8,808	$4,378

Note 2—Goodwill and Other Intangible Assets

The table below reflects changes or activity in the balances related to goodwill for the three months ended December 31, 2005 (in thousands):

Net carrying amount
Goodwill balance as of September 30, 2005	$328,692
Less: goodwill adjustments	(2,591)

Goodwill balance as of December 31, 2005	$326,101

For the three months ended December 31, 2005, the Company recorded a $2.1 million decrease to goodwill due to the implementation of SFAS No. 123R, which represented the unamortized deferred stock-based compensation of unvested stock options as of October 1, 2005 that were assumed in the merger with FreeMarkets in July 2004. In addition, the Company recorded a $472,000 decrease to goodwill due to the assignment of a lease of an excess legacy FreeMarkets facility.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The table below reflects changes or activity in the balances related to other intangible assets for the three months ended December 31, 2005 (in thousands):

		December 31, 2005			September 30, 2005
	Useful Life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	18 to 36 months	$10,400	$(8,290)	$2,110	$10,400	$(6,965)	$3,435
Order backlog	6 months	100	(100)	—	100	(100)	—
Trade name/trademark	60 months	1,800	(567)	1,233	1,800	(474)	1,326
Excess fair value of Visteon in-place contract over current fair value	10 months	1,894	(1,894)	—	1,894	(1,894)	—
Visteon contract and related customer relationship	48 months	3,206	(1,202)	2,004	3,206	(1,002)	2,204
Other contracts and related customer relationships	12 to 48 months	51,081	(19,678)	31,403	51,081	(16,484)	34,597

Total		$68,481	$(31,731)	$36,750	$68,481	$(26,919)	$41,562

Amortization of other intangible assets for the three months ended December 31, 2005 totaled $4.8 million. Of the total, amortization of $4.6 million related to the Visteon contract and related customer relationship, other contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three months ended December 31, 2005. Amortization of $200,000 related to trade name/trademark and other contracts and related customer relationships was recorded as operating expense in the three months ended December 31, 2005.

Amortization of other intangible assets for the three months ended December 31, 2004 was $5.5 million. Of the total, amortization of $4.7 million related to the Visteon contract and related customer relationship, other contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three months ended December 31, 2004. Amortization of $185,000 related to trade name/trademark, other contracts and related customer relationships was recorded as operating expense in the three months ended December 31, 2004. Amortization of $568,000 related to the excess fair value of the Visteon in-place contract over current fair value was recorded as a reduction of revenues in the three months ended December 31, 2004.

Note 4—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 191,200 square feet in this facility. The Company currently subleases two and one-half buildings, totaling 442,600 square feet, to third parties. These subleases expire in July 2007, May 2008 and August 2008, respectively. The remaining 82,200 square feet is available for sublease. Minimum monthly lease payments are approximately $2.8 million and escalate annually, with the total future minimum lease payments amounting to

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

$277.2 million over the remaining lease term. As part of this lease agreement, the Company is required to hold certificates of deposit, totaling $30.3 million as of December 31, 2005, as a form of security through fiscal year 2013. Also, the Company is required by other lease agreements to hold an additional $2.0 million of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $32.3 million is classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2005.

The Company also occupies 93,100 square feet of office space in Pittsburgh, Pennsylvania under a lease covering 182,000 square feet that expires in May 2010. The remaining 88,900 square feet is available for sublease. This location consists principally of the Company’s services organization and administrative activities.

The Company leases certain equipment, software and its facilities under various noncancelable operating and immaterial capital leases with various expiration dates through 2013. Gross operating rental expense was $12.5 million and $13.0 million for the three months ended December 31, 2005 and 2004, respectively. This expense was reduced by sublease income of $4.3 million and $4.4 million for the three months ended December 31, 2005 and 2004, respectively.

The following table summarizes future minimum lease payments and sublease income under noncancelable operating leases as of December 31, 2005 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income
2006	$35,836	$13,737
2007	43,386	14,296
2008	43,987	4,456
2009	44,651	—
2010	43,860	—
Thereafter	100,394	—

Total	$312,114	$32,489

Of the total operating lease commitments noted above, $102.3 million is for occupied properties and $209.8 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring and integration costs

The Company recorded a charge to operations for restructuring and integration costs of $273,000 and $1.8 million for the three months ended December 31, 2005 and 2004, respectively. See disclosure below for a detailed discussion of these amounts.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table details accrued restructuring and integration obligations and related activity through December 31, 2005 (in thousands):

	Severance and benefits	Lease abandonment costs	Other integration costs	Total restructuring and integration costs
Accrued restructuring obligations as of September 30, 2004	$3,129	$54,492	$246	$57,867
Cash paid	(6,830)	(17,764)	(1,593)	(26,187)
Total charge to operating expense	5,385	34,516	1,347	41,248
Purchase accounting adjustment	—	1,185	—	1,185
Sublease early payment from tenant	—	12,387	—	12,387

Accrued restructuring obligations as of September 30, 2005	1,684	84,816	—	86,500
Cash paid	(1,370)	(3,899)	—	(5,269)
Total charge to operating expense	273	—	—	273
Purchase accounting adjustment	—	(472)	—	(472)

Accrued restructuring obligations as of December 31, 2005	$587	$80,445	$—	81,032

Less: current portion				16,242

Accrued restructuring obligations, less current portion				$64,790

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. During the three months ended December 31, 2005, an additional $273,000 of severance and benefits was recorded due to the continued reduction of the Company’s workforce, primarily to better align its expenses with its revenue levels and to enable the Company to invest in certain growth initiatives.

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Mountain View and Sunnyvale, California and Pittsburgh, Pennsylvania. Total lease abandonment costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. As of December 31, 2005, $80.4 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013. During the three months ended December 31, 2005, the Company also recorded a $472,000 decrease to the restructuring obligation due to the assignment of a lease of an excess legacy FreeMarkets facility. The reversal of the remaining obligation related to this facility has been recorded as a decrease to goodwill.

The Company’s lease abandonment accrual is net of $123.6 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $32.5 million as of December 31, 2005, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at December 31, 2005, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same,

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

would increase the estimated lease abandonment loss on the Company’s Sunnyvale, California headquarters and its other principal office in Pittsburgh, Pennsylvania by approximately $7.5 million as of December 31, 2005.

Estimated warranty costs

The Company generally warrants its products to function in accordance with the documentation provided to customers for one year after sale. Minor defect repairs or bug fixes are provided through patches or updates as part of support services delivered in the normal course under maintenance agreements. To the extent that warranty claims require resources beyond those provided under maintenance agreements, the estimated costs of such claims are accrued as cost of revenues in the period such claims are deemed probable and reasonably estimable. During the year ended September 30, 2005, the Company recorded $368,000 of warranty costs related to one of its products. During the three months ended December 31, 2005, $63,000 of the warranty provision was utilized, resulting in a balance of $305,000 as of December 31, 2005.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of December 31, 2005.

Litigation

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to the Company’s and FreeMarket’s initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against the Company and FreeMarkets, and against certain of the two companies’ former officers and directors. These complaints were later consolidated into single class action proceedings related to each IPO. In June 2003, a settlement was reached between plaintiffs and the Company and FreeMarkets (the individual defendants having been previously dismissed). A final fairness hearing on the settlement has been scheduled for April 24, 2006. As of December 31, 2005, no amount is accrued as a loss is not considered probable or estimable.

Shareholder Derivative Litigation

In 2003, a number of purported shareholder derivative suits alleging various claims in connection with the Company’s restatement in fiscal year 2003 were filed in the Superior Court of California for the County of Santa Clara on behalf of the Company and against certain of its current and former officers and directors. These complaints were later consolidated into a single purported derivative action. In June 2005, the consolidated action was dismissed by the court with prejudice. Plaintiffs have filed a notice of appeal and the briefing on that appeal was completed on January 26, 2006. As of December 31, 2005, no amount is accrued as a loss is not considered probable or estimable.

Litigation Relating to Alleged Patent Infringement Disclosures Involving our Chairman and CEO and Former President and Director

On October 31, 2005, a purported class action, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, was filed in the United States District Court for the Eastern District of Virginia

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

against the Company’s Chairman and Chief Executive Officer and a former executive and director of the Company. The Company is not named as a defendant in the suit. The action was brought on behalf of stockholders who purchased the Company’s stock from January 28, 2004 through January 31, 2005. The complaint alleges that the defendants artificially inflated the Company’s stock price between those dates by failing to disclose, in public statements that the Company made about its products, market position and performance, that some of those products allegedly infringed patents belonging to a third party. As of December 31, 2005, no amount is accrued as a loss is not considered probable or estimable.

Patent Litigation

The Company was a defendant in a suit that had been pending in the United States District Court for the District of Massachusetts since November 2005. The plaintiff in that matter, Sky Technologies, Inc (“Sky”), had alleged that certain unidentified Company products violate three U.S. patents owned by Sky. Sky sought damages in an undisclosed amount, enhancement of those damages, an attorneys fee award and an injunction against further infringement. In January 2006, Sky and the Company agreed that the matter would be dismissed without prejudice for a period no less than nine months in duration while they attempt to negotiate a resolution to their dispute. The District Court entered that dismissal without prejudice on January 18, 2006. If the matter is not resolved through informal discussions during this period, the Company expects that the suit, or a substantially similar action, will be filed by Sky in the same United States District Court at or around expiration of the nine month negotiation period. As of December 31, 2005, no amount is accrued as a loss is not considered probable or estimable.

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

The defendants’ motion to dismiss the complaint was submitted to the Delaware Chancery Court on February 4, 2005. Plaintiff has not filed any response or opposition to the motion to dismiss. As of December 31, 2005, no amount is accrued as a loss is not considered probable or estimable.

Defending against these actions may require significant management time and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses are unsuccessful or if it is unable to settle on

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

favorable terms, the Company could be liable for a large damages award and, in the case of patent litigation, subject to an injunction that could seriously harm its business and results of operations.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of December 31, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

Note 5—Stockholders’ Equity

Common Stock Repurchase Program

In October 2002, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of its common stock. In July 2004, the Board of Directors approved an extension of this stock repurchase program. Under the extended program, the Company may repurchase up to $50.0 million of its common stock from time to time, expiring after eighteen months, in compliance with the SEC’s regulations and other legal requirements and subject to market conditions and other factors. Stock purchases under the common stock repurchase program may be made periodically in the open market based on market conditions. There were no shares of common stock repurchased during the year ended September 30, 2005 and the three months ended December 31, 2005. The stock repurchase program expired in January 2006.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock-Based Compensation Plans

A summary of the activity related to the Company’s restricted common stock is presented below for the three months ended December 31, 2005:

	Three Months Ended December 31, 2005
	Number of Shares	Weighted- Average Fair Value
Nonvested at beginning of period	7,273,101	$7.17
Granted	830,050	$7.19
Vested	(655,454)	$10.43
Forfeited	(258,391)	$6.98

Nonvested at end of period	7,189,306	$6.88

A summary of the activity related to the Company’s stock options is presented below:

	Three Months Ended December 31, 2005
	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	3,354,918	$14.27
Granted	8,600	$8.56
Exercised	(245,488)	$7.07
Forfeited	(724,835)	$24.27

Outstanding at end of period	2,393,195	$11.98	$2,719,848

Exercisable at end of period	1,649,450	$13.16	$2,512,352

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$ 0.01—$ 5.56	587,893	3.0	$3.47	587,893	3.0	$3.47
$ 5.57—$ 7.43	684,545	8.2	$6.73	353,899	8.1	$6.72
$ 7.44—$ 11.98	481,781	8.0	$9.64	206,922	6.9	$9.92
$11.99—$ 21.41	481,507	7.5	$15.16	349,292	7.1	$15.28
$21.42—$733.50	157,469	5.2	$64.03	151,444	5.0	$65.36

$ 0.01—$733.50	2,393,195	6.6	$11.98	1,649,450	5.6	$13.16

The weighted-average grant date fair value of options granted during the three months ended December 31, 2005 and 2004 was $4.46 and $7.15, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2005 and 2004 was $216,000 and $7.9 million, respectively.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three months ended December 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
Net loss	$(3,665)	$(46,752)
Unrealized gain (loss) on securities	34	(210)
Foreign currency translation adjustments	(218)	4,609
Cash flow hedge losses	(74)	(369)

Comprehensive loss	$(3,923)	$(42,722)

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive income as of December 31, 2005 and September 30, 2005 are as follows (in thousands):

	December 31, 2005	September 30, 2005
Unrealized loss on securities	$(94)	$(128)
Foreign currency translation adjustments	2,894	3,112
Cash flow hedge gains (losses)	(47)	27

Accumulated other comprehensive income	$2,753	$3,011

In January 2005, the Company hedged anticipated cash flows from Ariba Korea using foreign currency forward contracts (Korean Won) to offset the translation and economic exposures related to those cash flows. The Korean Won hedge minimizes currency risk arising from cash held in Korean Won as a result of the Softbank settlement in October 2004. The change in fair value of the Korean Won forward contract attributable to the changes in forward exchange rates (the effective portion) is reported in stockholders’ equity. It is anticipated that the majority of the cash held in Ariba Korea will be repatriated in the next six months. The notional amount of our hedge was 3.0 billion Korean Won ($2.9 million) as of December 31, 2005. The unrealized net loss on the Korean Won cash flow hedge reported in stockholders’ equity was $47,000 as of December 31, 2005.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended December 31,
	2005	2004
Net loss	$(3,665)	$(46,752)

Weighted-average common shares outstanding	72,037	64,704
Less: Weighted-average common shares subject to repurchase	(6,715)	(1,997)

Weighted-average common shares—basic and diluted	65,322	62,707

Net loss per common share—basic and diluted	$(0.06)	$(0.75)

For the three months ended December 31, 2005 and 2004, 1.5 million and 8.2 million weighted-average potential common shares, respectively, consisting of almost entirely of outstanding options, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

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

Owing to a change in internal reporting to the chief operating decision makers, which started during the three months ended December 31, 2005, the Company has three geographic operating segments: North America, Europe Middle-East and Africa (“EMEA”) and Asia-Pacific (“APAC”). For reporting purposes, the Company aggregates these into one segment, enterprise spend management solutions. The segments are determined in accordance with how management views and evaluates the Company’s business and based on the aggregation criteria as outlined in SFAS No. 131. Future changes to this organizational structure or the business may result in changes to the reportable segments disclosed. The Company markets its products in the United States and in foreign countries through its direct sales force and indirect sales channels.

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution margin. Asset data is not reviewed by management at the segment level.

Segment contribution margin includes all geographic segment revenues less the related cost of sales, direct sales and marketing expenses and regional general and administrative expenses. A significant portion of each segment’s expenses arise from shared services and infrastructure that the Company has historically allocated to the segments in order to realize economies of scale and to use resources efficiently. These expenses include information technology services, facilities and other infrastructure costs and are generally allocated based upon headcount.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Financial information for each reportable segment was as follows for the three months ended December 31, 2005. Comparative information for the three months ended December 31, 2004 is not presented as it is not practicable to do so (in thousands):

Three Months Ended December 31, 2005
Revenue
- North America	$47,319
- EMEA	16,734
- APAC	5,871
- Corporate revenue	6,308

Total revenue	$76,232

Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Certain revenue items are not allocated to segments because they are separately managed at the corporate level. These items include Ariba Managed Procurement Services, supplier membership fee and expense reimbursement.

Three Months Ended December 31, 2005
Contribution margin
- North America	$20,570
- EMEA	4,795
- APAC	612

Total segment contribution margin	$25,977

Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include marketing costs other than direct sales and marketing, research and development costs, corporate general and administrative costs, such as legal and accounting, amortization of purchased intangibles, other income—Softbank, restructuring and integration costs, interest and other income, net and provision for income taxes.

The reconciliation of segment information to the Company’s net loss before income taxes and minority interest was as follows for the three months ended December 31, 2005. Comparative information for the three months ended December 31, 2004 is not presented as it is not practicable to do so (in thousands):

Three Months Ended December 31, 2005
Segment contribution margin	$25,977
Corporate revenue	6,308
Corporate costs, such as research and development, corporate general and administrative and other	(35,000)
Amortization of acquired technology and customer intangible assets	(4,613)
Other income—Softbank	3,401
Amortization of other intangibles	(200)
Restructuring and integration	(273)
Interest and other income, net	889

Loss before income taxes and minority interests	$(3,511)

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

	Three Months Ended December 31,
	2005	2004
License revenues	$6,622	$17,122
Subscription revenues	11,655	11,607
Maintenance revenues	20,146	19,821
Services and other revenues	37,809	38,379

Total	$76,232	$86,929

Information regarding long-lived assets in geographic areas are as follows (in thousands):

	December 31, 2005	September 30, 2005
Long-Lived Assets:
United States	$15,385	$16,563
International	1,698	1,436

Total	$17,083	$17,999

Note 8—Other Income—Softbank

In June 2003, the Company commenced an arbitration proceeding against Softbank Corp. (“Softbank”) for failing to meet its contractual revenue commitments. In October 2004, the Company entered into a definitive agreement with Softbank settling their dispute. A total of $37.0 million was recorded as “Deferred income—Softbank” in connection with the settlement. As the Company was unable to determine the respective fair value of the amounts that related to Softbank’s software license, related maintenance and the Company’s prior agreements with Softbank, the $37.0 million will be recognized ratably as “Other income—Softbank” over the three-year software license term. The Company also made a provision for taxes of $4.8 million in the three months ended December 31, 2004 as a result of the settlement. The Company recorded $3.4 million in income related to the Softbank agreement in the three months ended December 31, 2005. As of December 31, 2005, deferred income related to the Softbank settlement was $24.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading “Risk Factors” in Part II of this Form 10-Q and the risks discussed in our other SEC filings, including our Annual Report on Form 10-K filed with the SEC on December 7, 2005.

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

Our software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. It is designed to integrate with all major platforms and can be accessed via a web browser. Our software can be deployed as an installed application or provided as a service in an on-demand model. In addition to application software, Ariba Spend Management solutions include implementation and strategic consulting services, education and training, commodity expertise and decision support services, benchmarking services, low-cost country sourcing services and procurement outsourcing services. Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 120,000 registered suppliers, offering a wide array of goods and services, are connected to the Ariba Supplier Network.

Ariba Spend Management solutions are organized around six key functions: (1) spend visibility; (2) sourcing; (3) contract management; (4) procurement and expense; (5) invoice and payment; and (6) supplier management. Through our solution offerings, we help customers develop a strategy for spend management and enable a step-by-step approach with technology and services that work together.

Business Model

Ariba Spend Management solutions are delivered in a flexible manner, depending upon the needs and preferences of the customer. For customers seeking self sufficiency, we offer flexible, highly configurable and easy-to-use technology and related services that can be deployed behind their firewall or delivered as an on-demand service. For customers seeking expert assistance, we offer sourcing process and commodity expertise in over 400 categories of spend. Finally, for those customers seeking managed services, we offer tailored solutions to outsource processes, spend categories or entire procurement operations.

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

Due to the different treatment of our revenue streams under applicable accounting guidance, each type of revenue has a different impact on our consolidated financial statements. The majority of our license fees are from perpetual software license sales. Revenue from these license sales is often recognized in the quarter that the software is delivered. Individual software license sales can be significant (greater than $1.0 million) and sales cycles are often lengthy and difficult to predict. As such, the timing of a few large software license transactions or the recognition of license revenue from these transactions can substantially affect our quarterly operating results. By contrast, subscription fees for hosted software solutions are generally fixed for a specific period of time, and revenue is recognized ratably over the term. Therefore, a subscription license will result in significantly lower current-period revenue than an equal-sized perpetual license, with the remainder of revenue recognized in future periods. Similarly, maintenance fees are generally fixed for a specific period of time, and revenue is recognized ratably over the maintenance term. Maintenance contracts are typically entered into when new software licenses are purchased, at a percentage of the software license fee. In addition, most of our customers renew their maintenance contracts annually to continue receiving product updates and product support. Given the ratable revenue recognition and historically high renewal rates of our subscription and maintenance agreements, this revenue stream has generally been more stable over time. Finally, services revenues are driven by a contract, project or statement of work, in which the fees may be fixed for specific services to be provided over time or billed on a time and materials basis. Like subscription and maintenance fees, services fees have generally been more stable over time as revenue has been recognized over the course of the fixed time or project period.

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

Overview of Quarter Ended December 31, 2005

Our software sales have shifted over time from predominantly perpetual licenses, with upfront revenue recognition, to more subscription or term licenses, with revenue recognition spread out over time. This trend caused our license revenue to decline in the quarter ended December 31, 2005. However, we did increase our backlog of subscription software contracts, which we anticipate will be recognized as revenue during fiscal year 2006 and beyond.

More specifically, license revenues of $6.6 million were down 61% compared to the three months ended December 31, 2004, primarily due to a shift from perpetual software licenses to more subscription and hosted term licenses and a difficult selling environment, particularly for large enterprise software deals. Subscription and maintenance revenues of $31.8 million were up slightly compared to the three months ended December 31, 2004. Finally, services and other revenues of $37.8 million were down 1% compared to the three months ended December 31, 2004.

As a result of these trends, we experienced a significant shift in our revenue mix, with license revenues contributing 9% of total revenues in the three months ended December 31, 2005 compared to 20% in the three months ended December 31, 2004, subscription and maintenance revenues contributing 42% of total revenues in the three months ended December 31, 2005 compared to 36% in the three months ended December 31, 2004 and services and other revenues contributing 49% of total revenues in the three months ended December 31, 2005 compared to 44% in the three months ended December 31, 2004. Since the cost of software license revenues is typically much lower than the cost of services revenues, the shift in our revenue mix contributed to a decline in our gross profit as a percentage of revenues for the three months ended December 31, 2005 to 42% compared to 50% in the three months ended December 31, 2004.

Operating expenses decreased to $36.5 million in the three months ended December 31, 2005 compared to $88.1 million in the three months ended December 31, 2004. The decrease in operating expenses is primarily attributable to a charge of $37.0 million in the three months ended December 31, 2004 resulting from the settlement of a patent infringement case, income of $3.4 million recognized in the three months ended December 31, 2005 from our settlement with Softbank Corp., a Japanese corporation, and its subsidiaries (collectively, “Softbank”) in October 2004, and an overall decline in operating costs due to cost cutting measures initiated in fiscal year 2005. In sum, our total expenses, including cost of revenue and other items, decreased to $79.9 million compared to $133.7 million in the three months ended December 31, 2004, which caused a net loss of $3.7 million compared to $46.8 million in the three months ended December 31, 2004. The decrease in total expenses was partially offset by an increase in stock-based compensation of $4.4 million, consisting of $2.2 million from restricted stock grants in fiscal year 2005 and the stock option exchange program completed in the fourth quarter of fiscal year 2005 and $2.2 million from the modified prospective method adoption of SFAS No. 123R in the first quarter of fiscal year 2006.

Outlook for Fiscal Year 2006

We anticipate that the shift in our software business from license sales to subscription sales will continue during fiscal year 2006. More specifically, we believe license revenue will decline again in fiscal year 2006, but the sequential declines in quarterly license revenue should be at a slower pace as compared to fiscal year 2005 and eventually flatten out by the end of fiscal year 2006. We expect growth in subscription software revenue over the second half of fiscal year 2006 to offset the declines in license revenue. In summary, we expect these trends to largely offset each other, with total revenue remaining relatively flat on a sequential basis for the next few quarters. From an expense standpoint, our recent restructuring activities are complete, and we anticipate that costs and expenses over the next few quarters will increase as compared to the three months ended December 31, 2005 due to increased payroll taxes, sales commissions and investments in sales and marketing and research and development to support our growth initiatives.

We believe that our success for the remainder of fiscal year 2006 will depend largely on our ability to: (1) manage the shift to an on-demand delivery model from both a product and a financial standpoint; (2) sell bundled solution offerings that include both technology and expert services; (3) renew our subscription or time-based revenues, including on-demand software fees, maintenance fees, and fees for certain services; and (4) capitalize on new revenue opportunities, such as access fees for the Ariba Supplier Network, procurement outsourcing, and selling on-demand spend management solutions to mid-market and growing enterprise customers.

We believe that key risks to our future revenues include: our ability to shift from selling perpetual license software to on-demand subscription solutions; our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; our ability to generate organic growth; the market acceptance of spend management solutions as a standalone market category; the overall level of information technology spending; and potential declines in average selling prices. We believe that key risks to our future operating profitability include: our ability to maintain or grow our revenues; a shift in our mix of revenues from higher margin license fees to lower margin services and other fees; our ability to maintain utilization of our services organization; and the potential adverse impacts resulting from legal proceedings. Our prospects must be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in new and rapidly evolving markets, have completed several acquisitions over the past two years and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

Results of Operations

The following table sets forth statements of operations data for the periods indicated (in thousands, except per share data). The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Form 10-K for the fiscal year ended September 30, 2005 filed with the SEC on December 7, 2005.

	Three Months Ended December 31,
	2005	2004
Revenues:
License	$6,622	$17,122
Subscription and maintenance	31,801	31,428
Services and other	37,809	38,379

Total revenues	76,232	86,929

Cost of revenues:
License	568	694
Subscription and maintenance	7,624	7,467
Services and other	31,374	30,690
Amortization of acquired technology and customer intangible assets	4,613	4,700

Total cost of revenues	44,179	43,551

Gross profit	32,053	43,378

Operating expenses:
Sales and marketing	18,610	26,786
Research and development	11,953	12,847
General and administrative	8,818	9,455
Other income—Softbank	(3,401)	—
Amortization of other intangible assets	200	185
Restructuring and integration	273	1,817
Litigation provision	—	37,000

Total operating expenses	36,453	88,090

Loss from operations	(4,400)	(44,712)
Interest and other income, net	889	2,615

Loss before income taxes and minority interests	(3,511)	(42,097)
Provision for income taxes	154	4,639
Minority interests in net income of consolidated subsidiaries	—	16

Net loss	$(3,665)	$(46,752)

Comparison of the Three Months Ended December 31, 2005 and 2004

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements and “Application of Critical Accounting Policies and Estimates” below for a description of our accounting policy related to revenue recognition.

License

Total license revenues for the three months ended December 31, 2005 were $6.6 million, a 61% decrease from the $17.1 million recorded in the three months ended December 31, 2004. This decrease is primarily attributable to a shift from perpetual license sales to more subscription and hosted term license software sales and the continued difficult selling environment for enterprise software applications.

Subscription and maintenance

Subscription and maintenance revenues for the three months ended December 31, 2005 were $31.8 million, a 1% increase from the $31.4 million recorded in the three months ended December 31, 2004. Subscription revenues for the three months ended December 31, 2005 were $11.7 million, relatively consistent with the $11.6 million recorded in the three months ended December 31, 2004. Maintenance revenues for the three months ended December 31, 2005 were $20.1 million, a 2% increase from the $19.8 million recorded in the three months ended December 31, 2004, primarily driven by improved cash collections on maintenance billings.

Services and other

Services and other revenues for the three months ended December 31, 2005 were $37.8 million, relatively consistent with the $38.4 million recorded in the three months ended December 31, 2004. The decrease in services and other revenues is primarily due to a slight decline in FullSource revenues.

Cost of Revenues

License

Cost of license revenues consists of product, delivery and royalty costs. Cost of license revenues for the three months ended December 31, 2005 was $568,000, an 18% decrease from the $694,000 recorded in the three months ended December 31, 2004, primarily due to the 61% decrease in license revenues in the three months ended December 31, 2005 compared to the three months ended December 31, 2004.

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for implementation and services, including stock compensation costs, hosting services, technical support, facilities and equipment costs. Cost of subscription and maintenance revenues for the three months ended December 31, 2005 was $7.6 million, a 2% increase over the $7.5 million recorded in the three months ended December 31, 2004. This increase is primarily the result of an increase in stock compensation expense of $273,000 primarily due to restricted stock grants in fiscal year 2005 and the stock option exchange program completed in the fourth quarter of fiscal year 2005.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues for the three months ended December 31, 2005 was $31.4 million, a 2% increase from the $30.7 million recorded in the three months ended December 31, 2004. This increase is primarily the result of an increase in stock compensation expense of $1.1 million primarily due to restricted stock grants in fiscal year 2005 and the stock option exchange program completed in the fourth quarter of fiscal year 2005. This was partially offset by a decrease of approximately $200,000 in depreciation expense as assets reach the end of their useful lives and also due to a change in the estimated useful life of computer equipment from two years to three years, with such change being made in the three months ended December 31, 2005.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of the costs allocated to technology and customer relationships in our fiscal year 2004 business combinations with Alliente,

Softface and FreeMarkets. This expense amounted to $4.6 million and $4.7 million in the three months ended December 31, 2005 and 2004, respectively.

Gross profit

Our gross profit as a percentage of revenues for the three months ended December 31, 2005 was 42% compared to 50% for the three months ended December 31, 2004. This change reflects the shift in our revenue mix as our higher margin license revenues declines as a percentage of total revenues . We anticipate that our gross profit as a percentage of revenues may decline further in the future to the extent that subscription and maintenance and services and other revenues increase as a percentage of total revenues.

Operating Expenses

Sales and marketing

Sales and marketing includes costs associated with our sales, marketing and product marketing personnel, and consists primarily of compensation and benefits, commissions and bonuses, stock compensation, promotional and advertising and travel and entertainment expenses related to these personnel, as well as the provision for doubtful accounts. Sales and marketing expenses for the three months ended December 31, 2005 were $18.6 million, a 31% decrease from the $26.8 million recorded in the three months ended December 31, 2004. This decrease is primarily due to the following: (1) decreased legal expenses of $3.3 million resulting from litigation settled in fiscal year 2005; (2) decreased sales commissions, compensation and benefits and travel expenses of $2.0 million, $1.1 million and $449,000, respectively, primarily due to a 15% decrease in average sales and marketing headcount and cost cutting measures initiated in fiscal year 2005 (the decrease in sales commissions is also attributable to the 12% decrease in overall revenues); (3) decreased marketing expenses of $1.2 million due to cost cutting measures initiated in 2005; and (4) decreased bad debt expense of $680,000 due in part to improvements in cash collections in the three months ended December 31, 2005. These decreases were partially offset by an increase in stock compensation expense of $625,000 primarily due to restricted stock grants in fiscal year 2005 and the stock option exchange program completed in the fourth quarter of fiscal year 2005.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes employee compensation and benefits, stock compensation, consulting costs and the cost of software development tools and equipment. Research and development expenses for the three months ended December 31, 2005 were $12.0 million, a 7% decrease from the $12.8 million recorded in the three months ended December 31, 2004. This decrease is primarily attributable to a decrease in compensation and benefits of $1.3 million from a 19% decrease in average headcount and a decrease in allocated overhead costs, such as facility and information technology costs, of $518,000, primarily from cost cutting measures initiated in fiscal year 2005. These decreases were partially offset by an increase in stock compensation expense of $1.2 million primarily due to restricted stock grants in fiscal year 2005 and the stock option exchange program completed in the fourth quarter of fiscal year 2005.

General and administrative

General and administrative includes costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the three months ended December 31, 2005 were $8.8 million, a 7% decrease from the $9.5 million recorded in the three months ended December 31, 2004. This decrease is primarily due to decreased legal expenses of $1.2 million related to a patent infringement matter and decreased compensation and benefits of $722,000 relating to a 3% decrease in average headcount. These decreases were partially offset by an increase in stock compensation expense of $1.3 million due to restricted stock grants in fiscal year 2005 and the stock option exchange program completed in the fourth quarter of fiscal year 2005.

Other income—Softbank

During the three months ended December 31, 2005, we recorded $3.4 million of income from the settlement with Softbank entered into in October 2004. The $37.0 million of deferred income recorded upon the settlement with Softbank is being recognized into income, starting in January 2005, over the remaining term of the three-year license. For further discussion, see Note 8 to the Condensed Consolidated Financial Statements.

Amortization of other intangible assets

Amortization of other intangible assets was $200,000 and $185,000 for the three months ended December 31, 2005 and 2004, respectively, which consisted of amortization of trademark intangible assets acquired from our merger with FreeMarkets and our acquisitions of Softface and Alliente. We anticipate amortization of other intangible assets will remain relatively consistent in the near term.

Restructuring and integration

We recorded a charge to operations of $273,000 and $1.8 million during the three months ended December 31, 2005 and 2004, respectively. The charge in the three months ended December 31, 2005 relates to severance and related benefits resulting from our goal to better align expenses with our revenue levels and to enable us to invest in certain strategic growth initiatives. The charge in the three months ended December 31, 2004 was for restructuring and integration costs in connection with our merger with FreeMarkets in order to improve our post-merger competitiveness, productivity and operating results.

Litigation provision

We recorded a $37.0 million provision related to our patent infringement litigation with ePlus, Inc. during the three months ended December 31, 2004.

Interest and other income, net

Interest and other income, net for the three months ended December 31, 2005 was $889,000 a 66% decrease from the $2.6 million recorded in the three months ended December 31, 2004. The decrease is primarily attributable to foreign currency losses of $298,000 on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries due to the U.S. dollar strengthening against the Euro and the British Pound in the three months ended December 31, 2005, compared to foreign currency transaction gains in the amount of $1.6 million for the three months ended December 31, 2004 due to the U.S. dollar weakening against the Euro and British Pound.

Provision for income taxes

Provision for income taxes for the three months ended December 31, 2005 was $154,000, compared to $4.6 million in the three months ended December 31, 2004. The decrease is primarily attributable to the provision of $4.8 million recorded with the buy-out of the minority interests from Softbank in the three months ended December 31, 2004.

Liquidity and Capital Resources

As of December 31, 2005, we had $122.6 million in cash, cash equivalents and investments and $32.3 million in restricted cash, for total cash, cash equivalents and investments of $154.9 million. Our working capital on December 31, 2005 was $34.5 million. All significant cash, cash equivalents and investments are held in accounts in the United States except for $8.0 million held by our subsidiary in Korea. Repatriation of cash held in Korea will be subject to foreign withholding at a rate of 11%. As of September 30, 2005, we had $114.2 million in cash, cash equivalents and investments and $33.3 million in restricted cash, for total cash, cash equivalents and investments of $147.4 million. Our working capital on September 30, 2005 was $29.2 million.

The increase in total cash, cash equivalents, investments and restricted cash of $7.5 million in the three months ended December 31, 2005 is primarily attributable to our results of operations, excluding non-cash charges for stock compensation of $8.8 million and amortization of intangible assets of $4.8 million and non-cash income of $3.4 million from the Softbank transaction. The increase in cash, cash equivalents, investments and restricted cash is also attributable to improved cash collections on outstanding accounts receivable in the three months ended December 31, 2005.

Net cash from operating activities was $8.8 million for the three months ended December 31, 2005, compared to net cash used in operating activities of $22.9 million for the three months ended December 31, 2004. Cash flows from operating activities increased $31.7 million primarily due to the following:

•	An increase of $23.0 million associated with the net Softbank activity. In the three months ended December 31, 2004, we repaid $43.0 million of the interim payments received in connection with the Softbank arbitration proceedings, which represented the amounts owed to Ariba for software and support under the strategic relationship with Softbank, and received $20.0 million from Softbank for a three year software license of the Ariba Sourcing and Ariba Analysis product lines;

•	An increase from improved results of operations, excluding non-cash charges, in the three months ended December 31, 2005 as compared to the three months ended December 31, 2004; and

•	An increase from improved collections on outstanding accounts receivable in the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.

The above items were partially offset by a decrease of $3.0 million in prepaid expenses and other assets due to the timing of rent payments.

Net cash used in investing activities was $420,000 for the three months ended December 31, 2005, compared to net cash provided by investing activities of $22.8 million for the three months ended December 31, 2004. The decrease is primarily attributable to the allocation of the interim payments received in connection with the Softbank arbitration proceeding from restricted cash, partially offset by the decrease in purchases of investments of $9.7 million and settlement of the minority interests from Softbank of $3.5 million.

Net cash provided by financing activities was $5,000 for the three months ended December 31, 2005, compared to net cash provided by financing activities of $5.0 million for the three months ended December 31, 2004. Net cash provided by financing activities for the three months ended December 31, 2004 is attributable to the issuance of common stock in the amount of $5.0 million.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 4 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 4 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of December 31, 2005. There have been no material changes in our contractual obligations and commercial commitments during the three months ended December 31, 2005 from those presented in our Annual Report on Form 10-K filed with the SEC on December 7, 2005.

Off-balance sheet arrangements

We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

Anticipated cash flows

We expect to incur significant operating costs, particularly related to services delivery costs, sales and marketing, research and development and restructuring costs, for the foreseeable future in order to execute our business plan. We anticipate that such operating costs, as well as planned capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, payments of restructuring and integration charges, changes in deferred revenues, our ability to manage infrastructure costs, the outcome of our subleasing activities related to abandoned excess leased facilities and ongoing regulatory and legal proceedings.

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

Application of Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	Revenue recognition policies

•	Allowance for doubtful accounts receivable

•	Recoverability of goodwill

•	Impairment of long-lived assets

•	Lease abandonment costs

•	Legal contingencies

These critical accounting policies and estimates, their related disclosures and other accounting policies, methods and estimates have been reviewed by our senior management and audit committee. These policies and our practices related to these policies are described in Note 1 to the Condensed Consolidated Financial Statements and in our Annual Report on Form 10-K filed with the SEC on December 7, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products in the United States of America, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. For each of the three months ended December 31, 2005 and 2004, 28% of our total net revenues were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of December 31, 2005 (in thousands):

	Buy/Sell	Contract Value		Unrealized Loss in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	3,500,000	$4,151,000	$(3,000)
British Pound	Buy	1,000,000	1,772,000	(49,000)
Switzerland Franc	Buy	1,000,000	775,000	(12,000)

Total			$6,698,000	$(64,000)

The unrealized gain represents the difference between the contract value and the market value of the contract based on market rates as of December 31, 2005.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains or losses of approximately $670,000. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures. We do not expect material exchange rate gains and losses from other foreign currency exposures.

Cash Flow Risk

In January 2005, we hedged anticipated cash flows from Ariba Korea using foreign currency forward contracts (Korean Won) to offset the translation and economic exposures related to those cash flows. The Korean Won hedge minimizes currency risk arising from cash held in Korean Won as a result of the Softbank settlement in October 2004. The change in fair value of the Korean Won forward contract attributable to the changes in forward exchange rates (the effective portion) is reported in stockholders’ equity. It is anticipated that the majority of the cash held in Ariba Korea will be repatriated in the next six months. The notional amount of our hedge was 3.0 billion Korean Won ($2.9 million) as of December 31, 2005. The unrealized net loss on the Korean Won cash flow hedge reported in stockholders’ equity was $47,000 as of December 31, 2005.

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

	Year Ending December 31, 2006	Year Ending December 31, 2007	Year Ending December 30, 2008	Year Ending December 31, 2009	Year Ending December 31, 2010	Thereafter	Total
Cash equivalents	$52,249	$—	$—	$—	$—	$—	$52,249
Average interest rate	3.94%	—	—	—	—	—	3.94%
Investments	$53,857	$1,469	$30,531	—	—	—	$85,857
Average interest rate	4.01%	2.96%	3.48%	—	—	—	3.80%

Total investment securities	$106,106	$1,469	$30,531	$—	$—	$—	$138,106

The table above does not include uninvested cash of $16.8 million held as of December 31, 2005. Total cash, cash equivalents, investments and restricted cash as of December 31, 2005 was $154.9 million.

Item 4. Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of December 31, 2005 our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

No change in our internal control over financial reporting occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The litigation discussion set forth in Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Ariba and our business because such factors may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, including in “Overview of Quarter Ended December 31, 2005” and “Outlook for Fiscal Year 2006,” and the risks discussed in our other SEC filings, actual results could differ materially from those projected in any forward-looking statements. See Note 4 to the Condensed Consolidated Financial Statements for a discussion of risks related to litigation proceedings.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of December 31, 2005, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets, including a goodwill impairment charge of $247.8 million in the quarter ended June 30, 2005. We may incur significant losses in the future for a number of reasons, including those discussed in subsequent risk factors and the following:

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

Our quarterly operating results have varied or may vary depending on a number of factors, including the following:

Risks Related to Revenues:

•	fluctuations in demand, sales cycles and average selling price for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	fluctuations in the number of relatively larger orders for our products and services;

•	increased dependence on relatively smaller orders from a larger number of customers;

•	dependence on the number of new customer contracts in the current quarter, including follow-on contracts from existing customers, rather than on contracts entered into in prior quarters;

•	dependence on generating revenues from new revenue sources;

•	delays in recognizing revenue from licenses of software products;

•	ability to renew ratable revenue streams including, subscription software, software maintenance and subscription services, without substantial declines from prior arrangements,

•	changes in the mix of types of customer agreements and related timing of revenue recognition; and

•	changes in our product line such as our planned release of on-demand versions of our software products in fiscal year 2006.

Risks Related to Expenses

•	our overall ability to control costs, including managing reductions in expense levels through restructuring and severance payments;

•	the level of expenditures relating to ongoing legal proceedings;

•	costs associated with changes in our pricing policies and business model, including increased reliance on on-demand and managed solutions offerings and the implementation of programs to generate revenue from new sources;

•	costs associated with the amortization of stock-based compensation expense; and

•	the failure to adjust our workforce to changes in the level of our operations.

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

Our On-Demand Strategy Carries a Number of Risks Which May Be Harmful to Our Business.

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

In addition, our on-demand strategy carries a number of additional risks, including the following:

•	we may not be able to deliver our products in the manner we have told our customers;

•	we may fail to achieve our targeted pricing;

•	we may see a decrease in the demand for our implementation services;

•	we may not successfully achieve market penetration in our newly targeted markets;

•	we may have a short-term and/or long-term decrease in total revenues as a result of the transition; and

•	we may incur costs at a higher than forecasted rate as we start-up our on-demand operations.

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

Pending Litigation Could Seriously Harm Our Business

We are subject to pending litigation that could seriously harm our business. See Note 4 to the Condensed Consolidated Financial Statements.

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

We review these estimates each reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on our Sunnyvale, California headquarters and our other principal office in Pittsburgh, Pennsylvania by $7.5 million as of December 31, 2005. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results.

We May Incur Additional Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines since January 2004. In June 2005, based on a combination of factors, particularly: (1) our current market capitalization; (2) our current and projected operating results; (3) significant trends in the enterprise software industry; and (4) our decision to reduce our workforce and eliminate excess facility space, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We determined that our estimated fair value was less than the recorded amount of our net assets, thereby necessitating that we assess our recorded goodwill for impairment. As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the Company to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, we concluded that goodwill was impaired in the amount of $247.8 million. The remaining balance of goodwill is $326.1 million as of December 31, 2005, and there can be no assurances that future goodwill impairments will not occur.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Form of Notice of Restricted Stock Award and Restricted Stock Agreement for Non-Employee Directors.

10.2	Compensation Program for Non-Employee Directors, effective October 1, 2005.

10.3	Bonus Plan for Executive Officers, adopted on December 9, 2005.

10.4	Letter Agreement, dated November 29, 2000 by and between the Registrant and Edward P. Kinsey.*

10.5	Severance Agreement, dated January 21, 2002, by and between the Registrant and Eileen McPartland.*

10.6	Severance Agreement, dated February 26, 2002, by and between the Registrant and James Steele.*

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is being filed solely to include certain portions which were previously omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ JAMES W. FRANKOLA
James W. Frankola Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 8, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit Title

10.1	Form of Notice of Restricted Stock Award and Restricted Stock Agreement for Non-Employee Directors.

10.2	Compensation Program for Non-Employee Directors, effective October 1, 2005.

10.3	Bonus Plan for Executive Officers, adopted on December 9, 2005.

10.4	Letter Agreement, dated November 29, 2000 by and between the Registrant and Edward P. Kinsey.*

10.5	Severance Agreement, dated January 21, 2002, by and between the Registrant and Eileen McPartland.*

10.6	Severance Agreement, dated February 26, 2002, by and between the Registrant and James Steele.*

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is being filed solely to include certain portions which were previously omitted.