Form 10-Q
period 2006-03-31
ARIBA INC
filed 2006-05-15
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2006 was 74,579,532.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands)

	March 31, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$74,403	$60,909
Short-term investments	56,549	50,520
Restricted cash	1,568	1,381
Accounts receivable, net of allowance for doubtful accounts of $3,643 and $4,764 as of March 31, 2006 and September 30, 2005, respectively	37,116	41,890
Prepaid expenses and other current assets	11,483	10,080

Total current assets	181,119	164,780
Property and equipment, net	16,750	17,999
Long-term investments	—	2,731
Restricted cash, less current portion	30,496	31,894
Goodwill	326,101	328,692
Other intangible assets, net	32,853	41,562
Other assets	3,091	2,986

Total assets	$590,410	$590,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,844	$9,154
Accrued compensation and related liabilities	24,360	30,046
Accrued liabilities	21,139	22,458
Restructuring obligations	14,689	18,144
Deferred revenue	45,496	39,548
Deferred income—Softbank	13,569	13,368

Total current liabilities	130,097	132,718
Deferred rent obligations	22,747	22,184
Restructuring obligations, less current portion	63,085	68,356
Deferred revenue, less current portion	21,670	21,056
Deferred income—Softbank, less current portion	7,351	13,925

Total liabilities	244,950	258,239

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock	149	143
Additional paid-in capital	5,007,798	5,023,965
Deferred stock-based compensation	—	(35,537)
Accumulated other comprehensive income	2,946	3,011
Accumulated deficit	(4,665,433)	(4,659,177)

Total stockholders’ equity (Note 4)	345,460	332,405

Total liabilities and stockholders’ equity	$590,410	$590,644

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005 (1)	2006	2005 (1)
Revenues:
License	$6,135	$12,615	$12,757	$29,737
Subscription and maintenance	30,588	31,224	62,389	62,652
Services and other	37,018	37,429	74,827	75,808

Total revenues	73,741	81,268	149,973	168,197

Cost of revenues:
License	499	1,054	1,067	1,748
Subscription and maintenance	7,785	7,361	15,409	14,828
Services and other	32,921	32,732	64,295	63,422
Amortization of acquired technology and customer intangible assets	3,696	5,281	8,309	9,981

Total cost of revenues	44,901	46,428	89,080	89,979

Gross profit	28,840	34,840	60,893	78,218

Operating expenses:
Sales and marketing	14,529	21,080	33,139	47,866
Research and development	12,794	12,735	24,747	25,582
General and administrative	8,347	8,649	17,165	18,104
Other income—Softbank	(3,393)	(2,795)	(6,794)	(2,795)
Amortization of other intangible assets	200	213	400	398
Restructuring and integration	730	2,282	1,003	4,099
Litigation provision	—	—	—	37,000

Total operating expenses	33,207	42,164	69,660	130,254

Loss from operations	(4,367)	(7,324)	(8,767)	(52,036)
Interest and other income, net	1,947	640	2,836	3,255

Net loss before income taxes and minority interests	(2,420)	(6,684)	(5,931)	(48,781)
Provision for income taxes	171	205	325	4,844
Minority interests in net income of consolidated subsidiaries	—	2	—	18

Net loss	$(2,591)	$(6,891)	$(6,256)	$(53,643)

Net loss per share—basic and diluted	$(0.04)	$(0.11)	$(0.10)	$(0.85)

Weighted average shares—basic and diluted	65,298	63,518	65,310	63,113

(1)	The Company has made certain reclassifications to prior year amounts to conform to the current year presentation, none of which affected net loss or net loss per share. See Note 1 to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended March 31,
	2006	2005
Operating activities:
Net loss	$(6,256)	$(53,643)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for doubtful accounts	5	1,612
Depreciation	3,985	4,724
Amortization of intangible assets	8,709	10,965
Stock-based compensation	18,479	8,656
Minority interests in net income of consolidated subsidiaries	—	18
Changes in operating assets and liabilities:
Accounts receivable	4,769	1,171
Prepaid expenses and other assets	(1,535)	459
Accounts payable	1,690	(317)
Accrued compensation and related liabilities	(5,686)	(4,855)
Accrued liabilities	(3,477)	(43,661)
Restructuring obligations	(8,254)	1,383
Deferred revenue	9,690	(5,945)
Deferred income—Softbank	(6,794)	17,115

Net cash from operating activities	15,325	(62,318)

Investing activities:
Purchases of property and equipment	(2,736)	(3,603)
Sales of investments, net of purchases	(3,171)	13,336
Acquisition of minority interest	—	(4,235)
Allocation from restricted cash, net	1,211	38,909

Net cash from investing activities	(4,696)	44,407

Financing activities:
Proceeds from issuance of common stock, net	3,016	9,028

Net cash from financing activities	3,016	9,028

Effect of foreign exchange rate changes on cash and cash equivalents	(151)	2,190

Net change in cash and cash equivalents	13,494	(6,693)
Cash and cash equivalents at beginning of period	60,909	74,031

Cash and cash equivalents at end of period	$74,403	$67,338

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

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Reclassifications

The Company has made certain reclassifications to prior year amounts to conform to the current year presentation, none of which affected net loss or net loss per share. Specifically, with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), the Company has reclassified $4.3 million and $8.7 million of stock-based compensation into cost of revenues, sales and marketing, research and development and general and administrative expenses in the three and six months ended March 31, 2005, respectively. In addition, the Company reclassified state franchise taxes of $19,000 and $193,000 from the provision for income taxes into general and administrative expense in the three and six months ended March 31, 2005, respectively. The following table reflects the effect of all of these reclassifications for the three and six months ended March 31, 2005 (in thousands):

	Three Months Ended March 31, 2005		Six Months Ended March 31, 2005
	As Previously Reported	As Reclassified	As Previously Reported	As Reclassified
Cost of revenues—subscription and maintenance	$7,116	$7,361	$14,352	$14,828
Cost of revenues—services and other	$31,617	$32,732	$61,385	$63,422
Sales and marketing	$19,349	$21,080	$44,022	$47,866
Research and development	$12,260	$12,735	$24,662	$25,582
General and administrative	$7,918	$8,649	$16,532	$18,104
Stock-based compensation	$4,278	$—	$8,656	$—
Provision for income taxes	$224	$205	$5,037	$4,844

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates. The items that are significantly impacted by estimates include revenue recognition, the assessment of recoverability of goodwill and other intangible assets, restructuring obligations related to abandoned operating leases and contingencies related to the collectibility of accounts receivable and pending litigation. In addition, we use assumptions to estimate the fair value of stock-based compensation.

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

No customer accounted for more than 10% of total revenues for the three and six months ended March 31, 2006 and 2005. In addition, no customer accounted for more than 10% of net accounts receivable as of March 31, 2006 and September 30, 2005, the Company’s most recent fiscal year end.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Adoption of Accounting Standards and New Accounting Standards

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 is a replacement of Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Periods. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial position, results of operations or cash flows.

Revenue Recognition

Substantially all of the Company’s revenues are derived from three sources: (i) licensing software; (ii) providing hosted software solutions, technical support and product updates, otherwise known as subscription and maintenance; and (iii) providing services, including implementation services, consulting services, managed services, training, education, premium support and other miscellaneous services. The Company’s standard end user license agreement provides for use of the Company’s software under either a perpetual license or a time-based license based on the number of users. The Company licenses its software in multiple element arrangements in which the customer typically purchases a combination of some or all of the following: (i) software products, either on a standalone or hosted basis; (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and unspecified product updates typically over a period of one year; and (iii) a services arrangement, on either a fixed fee for access to specific services over time or a time and materials basis.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company licenses its products through its direct sales force and indirectly through resellers. The license agreements for the Company’s products generally do not provide for a right of return, and historically product returns have not been significant. The Company does not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. Direct sales force commissions are included as cost of license revenues at the time of sale, when the liability is incurred and is reasonably estimable. Access to certain functionality on the Ariba Supplier Network is available to Ariba licensees as part of their maintenance agreements for certain products.

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, EITF 00-21, Revenue Arrangements with Multiple Deliverables and EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and collectibility is probable. Payment terms are considered extended when greater than 20% of an arrangement fee is due beyond twelve months from delivery. In these scenarios, fees are not “fixed or determinable”, and therefore revenue is recognized when fees are due and payable. In arrangements where at least 80% of license fees are due within one year or less from delivery, the entire arrangement fee is considered fixed or determinable and revenue is recognized when the remaining basic revenue recognition criteria are met, provided that any accompanying services are not considered essential to the functionality of the software products. If collectibility is not considered probable at the inception of the arrangement, the Company does not recognize revenue until the fee is collected.

The Company allocates and recognizes revenue on contracts that include software using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for at least one of the delivered elements in the arrangement. The Company defers revenue for the fair value of the undelivered elements (e.g., maintenance, hosting and consulting services) and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements (e.g., software products) when the basic criteria in SOP 97-2 have been met. Where the contract does not include software, the Company allocates revenue to each element in a multiple element arrangement based on its respective fair value. The Company’s determination of the fair value of each element in a multiple element arrangement involving software is based on vendor-specific objective evidence (VSOE), which is limited to the price when sold separately. For all other transactions not involving software, fair value is determined using the price when sold separately or other methods allowable under EITF 00-21.

Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year). Revenue from hosting and sourcing solutions services is recognized ratably over the term of the arrangement, since the access is provided over the related contract period. Revenue allocated to software implementation, process improvement, training and other services is recognized as the services are performed or as milestones are achieved, where appropriate. The proportion of total revenue from new license arrangements that is recognized upon delivery may vary from quarter to quarter depending upon the relative mix of types of licensing arrangements and the availability of VSOE of fair value for undelivered elements.

Certain of the Company’s perpetual and time-based licenses include the right to receive unspecified additional products. The Company recognizes revenue from perpetual and time-based licenses that include the right to receive unspecified additional software products ratably over the longer of the term of the time-based license or the period of commitment to such unspecified additional products. In addition, certain of the Company’s

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

contracts include performance incentive payments based on market volume and/or savings generated, as defined in the respective contracts. Revenue from such arrangements is recognized when those thresholds are achieved.

Arrangements that include consulting services, such as system implementation and process improvement, are evaluated to determine whether the services are essential to the functionality of the software products. When services are not considered essential, the revenue allocable to the services is recognized separately from the software, provided VSOE of fair value exists.

If the Company does not have fair value for at least one of the undelivered elements in an arrangement, the Company defers revenue recognition of the entire agreement until the elements are delivered, or if the undelivered elements are a subscription or time-based service, recognizes revenue ratably over the longest contractual term in the arrangement. For statement of operation allocation purposes, where more than one element in an arrangement does not have fair value, target pricing is used to allocate the amount remaining after allocating revenue to those elements which have fair value.

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

Deferred revenue includes amounts received from customers for which revenue has not been recognized, and generally results from deferred maintenance and support, hosting, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized as revenue upon delivery of the Company’s product, as services are rendered, or as other requirements under SOP 97-2, SAB 104 or EITF 00-21 are satisfied. Deferred revenue excludes contract amounts for which payment has yet to be collected. Likewise, accounts receivable excludes amounts due from customers for which revenue has been deferred.

Stock-Based Compensation and Deferred Stock-Based Compensation

The Company maintains stock-based compensation plans which allow for the issuance of stock options and restricted common stock to executives and certain employees. The Company also maintains an employee stock purchase plan that provides for the issuance of shares to all eligible employees of the Company at a discounted price. Prior to fiscal year 2006, the Company accounted for the plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, because stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. Also, as the employee stock purchase plan was considered noncompensatory, no expense related to this plan was recognized. However, expense related to the grant of restricted stock had been recognized in the statement of operations under APB Opinion No. 25.

Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock-Based Compensation—Transition and Disclosure, for pro forma disclosures. Compensation expense in fiscal year 2005 related to stock options and the employee stock purchase plan continues to be disclosed on a pro forma basis only. As a result of adopting SFAS No. 123R, the Company’s net loss for the three and six months ended March 31, 2006 was $2.2 million and $4.5 million greater, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. The impact on basic and diluted net loss per share was to increase basic and diluted net loss per share by $0.03 and $0.07 for the three and six months ended March 31, 2006, respectively. Also during the quarter ended December 31, 2005, in accordance with the modified prospective transition method, the Company eliminated $35.5 million of unamortized value of restricted shares, which represented unrecognized compensation cost for restricted stock awards. The Company also adjusted goodwill by $2.1 million as of October 1, 2005, which represented the unamortized deferred stock-based compensation of unvested stock options as of October 1, 2005 assumed in the merger with FreeMarkets, Inc. (“FreeMarkets”) in July 2004. Because the Company used the modified prospective transition method, financial statements for prior periods have not been restated.

SFAS No. 123R requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of SFAS No. 123R was not material.

Comparable Disclosures

As discussed above in this Note, the Company accounted for share-based employee compensation under SFAS No. 123R’s fair value method during the three and six months ended March 31, 2006. Prior to October 1, 2005, the Company accounted for share-based employee compensation under the provisions of APB Opinion No. 25 and did not adopt the recognition provisions of SFAS No. 123. Accordingly, the Company recorded no share-based compensation expense for its stock options or its Employee Stock Purchase Plan for the three and six months ended March 31, 2005. The following table illustrates the effect on the Company’s net loss and net loss per share for the three and six months ended March 31, 2005 if it had applied the fair value recognition provisions of SFAS No. 123R to share-based compensation using the Black-Scholes valuation model (in thousands, except per share amounts):

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net loss, as reported	$(6,891)	$(53,643)
Add back stock-based compensation expense included in reported net loss	4,278	8,656
Less stock-based compensation expense for restricted stock	(4,043)	(7,743)
Less stock-based compensation expense for options and ESPP determined under fair value based method	(9,329)	(19,164)

Pro forma net loss	$(15,985)	$(71,164)

Reported basic and diluted net loss per share	$(0.11)	$(0.85)

Pro forma basic and diluted net loss per share	$(0.25)	$(1.13)

Determining Fair Value

Valuation and Amortization Method. The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model and a multiple option award approach. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods, and are amortized using the accelerated method.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Expected Term. The expected term of options granted represents the period of time that they are expected to be outstanding. The Company estimates the expected term of options granted based on historical exercise patterns, which the Company believes are representative of future behavior.

Expected Volatility. The Company estimates the volatility of its common stock in the Black-Scholes option valuation at the date of grant based on historical volatility rates over the expected term, consistent with SFAS No. 123R and SAB No. 107.

Risk-Free Interest Rate. The Company bases the risk-free interest rate in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

Dividends. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

Forfeitures. SFAS No. 123R requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to fiscal year 2006, the Company accounted for forfeitures only as they occurred.

The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions. The Company did not grant stock options in the three months ended March 31, 2006:

	Three Months Ended March 31,		Six Months Ended March 31,
Employee and Director Stock Options	2006	2005	2006	2005
Risk-free interest rate	NA	3.78%	4.25%	3.25 – 3.78%
Expected lives (years)	NA	3.1	2.8	3.1 – 3.2
Dividend yield	NA	0%	0%	0%
Expected volatility	NA	97%	83%	96 – 97%

	Three Months Ended March 31,		Six Months Ended March 31,
Employee Stock Purchase Plan	2006	2005	2006	2005
Risk-free interest rate	4.65%	3.13%	4.34 – 4.65%	3.13 – 3.25%
Average expected lives (years)	1.25	1.25	1.25	1.25
Dividend yield	0%	0%	0%	0%
Expected volatility	51%	96%	44 – 51%	91 – 96%

During the three and six months ended March 31, 2006, the Company recorded $2.2 million and $4.5 million, respectively, of stock-based compensation expense associated with employee and director stock options and employee stock purchase plan programs. During the three and six months ended March 31, 2005, the Company recorded $235,000 and $913,000, respectively, of stock-based compensation primarily associated with stock options assumed in the merger with FreeMarkets, Inc. in July 2004.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the three months ended March 31, 2006 and 2005, the Company granted 1.8 million and 69,000 shares, respectively, of restricted common stock to executive officers and certain employees with a fair value of $18.3 million and $573,000, respectively. During the six months ended March 31, 2006 and 2005, the Company granted 2.6 million and 2.1 million shares, respectively, of restricted common stock to executive officers and certain employees with a fair value of $24.2 million and $22.4 million, respectively. These amounts will be amortized in accordance with FASB Interpretation No. 28 over the vesting period of the individual restricted common stock grants, which are two to three years. During the three months ended March 31, 2006 and 2005, the Company recorded $7.4 million and $4.0 million, respectively, of stock-based compensation expense associated with restricted stock grants. During the six months ended March 31, 2006 and 2005, the Company recorded $13.9 million and $7.7 million, respectively, of stock-based compensation expense associated with restricted stock grants. As of March 31, 2006, there was $41.8 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The cost is expected to be recognized over a weighted-average period of 1.21 years.

Total stock-based compensation of $9.7 million and $4.3 million was recorded in the three months ended March 31, 2006 and 2005, respectively, and $18.5 million and $8.7 million was recorded in the six months ended March 31, 2006 and 2005, respectively, to various operating expense categories as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Cost of revenues—subscription and maintenance	$495	$245	$999	$476
Cost of revenues—services and other	2,095	1,115	4,112	2,037
Sales and marketing	3,325	1,731	6,063	3,844
Research and development	1,579	475	3,175	920
General and administrative	2,177	712	4,130	1,379

Total	$9,671	$4,278	$18,479	$8,656

Note 2—Goodwill and Other Intangible Assets

The table below reflects changes or activity in the balances related to goodwill for the six months ended March 31, 2006 (in thousands):

Net carrying amount
Goodwill balance as of September 30, 2005	$328,692
Less: goodwill adjustments	(2,591)

Goodwill balance as of March 31, 2006	$326,101

For the six months ended March 31, 2006, the Company recorded a $2.1 million decrease to goodwill due to the implementation of SFAS No. 123R, which represented the unamortized deferred stock-based compensation of unvested stock options as of October 1, 2005 that were assumed in the merger with FreeMarkets in July 2004. In addition, the Company recorded a $472,000 decrease to goodwill due to the assignment of a lease of an excess legacy FreeMarkets facility.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The table below reflects balances related to other intangible assets as of March 31, 2006 and September 30, 2005 (in thousands):

		March 31, 2006			September 30, 2005
	Useful Life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	18 to 36 months	$10,400	$(8,699)	$1,701	$10,400	$(6,965)	$3,435
Order backlog	6 months	100	(100)	—	100	(100)	—
Trade name/trademark	60 months	1,800	(660)	1,140	1,800	(474)	1,326
Excess fair value of Visteon in-place contract over current fair value	10 months	1,894	(1,894)	—	1,894	(1,894)	—
Visteon contract and related customer relationship	48 months	3,206	(1,403)	1,803	3,206	(1,002)	2,204
Other contracts and related customer relationships	12 to 48 months	51,081	(22,872)	28,209	51,081	(16,484)	34,597

Total		$68,481	$(35,628)	$32,853	$68,481	$(26,919)	$41,562

Amortization of other intangible assets for the three and six months ended March 31, 2006 totaled $3.9 million and $8.7 million, respectively. Of the total, amortization of $3.7 million and $8.3 million related to the Visteon contract and related customer relationship, other contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three and six months ended March 31, 2006, respectively. Amortization of $200,000 and $400,000 related to trade name/trademark and other contracts and related customer relationships was recorded as operating expense in the three and six months ended March 31, 2006.

Amortization of other intangible assets for the three and six months ended March 31, 2005 was $5.5 million and $11.0 million, respectively. Of the total, amortization of $5.3 million and $10.0 million related to the Visteon contract and related customer relationship, other contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three and six months ended March 31, 2005, respectively. Amortization of $213,000 and $398,000 related to trade name/trademark, other contracts and related customer relationships was recorded as operating expense in the three and six months ended March 31, 2005, respectively. Amortization of $568,000 related to the excess fair value of the Visteon in-place contract over current fair value was recorded as a reduction of revenues in the six months ended March 31, 2005.

Note 3—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 191,200 square feet in this facility. The Company currently subleases two and one-half buildings, totaling 442,600 square feet, to third parties. These subleases expire in July 2007, May 2008 and August 2008, respectively. The remaining 82,200 square feet is available for sublease. Minimum monthly lease payments are approximately $2.9 million and escalate annually, with the total future minimum lease payments amounting to

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

$268.6 million over the remaining lease term. As part of this lease agreement, the Company is required to hold certificates of deposit, totaling $30.3 million as of March 31, 2006, as a form of security through fiscal year 2013. Also, the Company is required by other lease agreements to hold an additional $1.8 million of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $32.1 million is classified as restricted cash on the Company’s consolidated balance sheet as of March 31, 2006.

The Company also occupies 93,100 square feet of office space in Pittsburgh, Pennsylvania under a lease covering 182,000 square feet that expires in May 2010. The remaining 88,900 square feet is available for sublease. This location consists principally of the Company’s services organization and administrative activities.

The Company leases certain equipment, software and its facilities under various noncancelable operating and immaterial capital leases with various expiration dates through 2013. Gross operating rental expense was $12.1 million and $12.8 million for the three months ended March 31, 2006 and 2005, respectively, and $24.6 million and $25.8 million for the six months ended March 31, 2006 and 2005, respectively. This expense was reduced by sublease income of $4.3 million and $4.0 million for the three months ended March 31, 2006 and 2005, respectively and $8.6 million and $8.3 million for the six months ended March 31, 2006 and 2005, respectively.

The following table summarizes future minimum lease payments and sublease income under noncancelable operating leases as of March 31, 2006 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income
2006	$24,092	$9,179
2007	43,507	14,296
2008	44,107	4,456
2009	44,712	—
2010	43,863	—
Thereafter	100,401	—

Total	$300,682	$27,931

Of the total operating lease commitments noted above, $98.9 million is for occupied properties and $201.8 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring and integration costs

The Company recorded a charge to operations for restructuring and integration costs of $730,000 and $1.0 million in the three and six months ended March 31, 2006, respectively, and $2.3 million and $4.1 million for the three and six months ended March 31, 2005, respectively. See disclosure below for a detailed discussion of these amounts.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table details accrued restructuring and integration obligations and related activity through March 31, 2006 (in thousands):

	Severance and benefits	Lease abandonment costs	Other integration costs	Total restructuring and integration costs
Accrued restructuring obligations as of September 30, 2004	$3,129	$54,492	$246	$57,867
Cash paid	(6,830)	(17,764)	(1,593)	(26,187)
Total charge to operating expense	5,385	34,516	1,347	41,248
Purchase accounting adjustment	—	1,185	—	1,185
Sublease early payment from tenant	—	12,387	—	12,387

Accrued restructuring obligations as of September 30, 2005	1,684	84,816	—	86,500
Cash paid	(1,533)	(7,724)	—	(9,257)
Total charge to operating expense	273	730	—	1,003
Purchase accounting adjustment	—	(472)	—	(472)

Accrued restructuring obligations as of March 31, 2006	$424	$77,350	$—	77,774

Less: current portion				14,689

Accrued restructuring obligations, less current portion				$63,085

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. During the six months ended March 31, 2006, an additional $273,000 of severance and benefits was recorded in connection with the previously announced reduction of the Company’s workforce primarily to better align its expenses with its revenue levels and to enable the Company to invest in certain growth initiatives.

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Mountain View and Sunnyvale, California and Pittsburgh, Pennsylvania. Total lease abandonment costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. As of March 31, 2006, $77.4 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013. The charge in the three months ended March 31, 2006 was for an adjustment to the Company’s restructuring obligation related to a prior period. The cumulative understatement of expenses for periods prior to the three months ended March 31, 2006 was approximately $730,000. The Company concluded that the effect of the adjustment was not material to the current or any relevant prior period. The Company recorded the cumulative understatement as an increase in restructuring and integration and to total operating expenses in the Condensed Consolidated Statement of Operations during the three months ended March 31, 2006 and a corresponding increase in restructuring obligations on the Condensed Consolidated Balance Sheet as of March 31, 2006. During the six months ended March 31, 2006, the Company also recorded a $472,000 decrease to the restructuring obligation due to the assignment of a lease of an excess legacy FreeMarkets facility. The reversal of the remaining obligation related to this facility has been recorded as a decrease to goodwill.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company’s lease abandonment accrual is net of $114.0 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $27.9 million as of March 31, 2006, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at March 31, 2006, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the Company’s Sunnyvale, California headquarters and its other principal office in Pittsburgh, Pennsylvania by approximately $7.5 million as of March 31, 2006.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of March 31, 2006.

Sabbatical leave buyout

During the three months ended March 31, 2006, the Company offered to buy out employees eligible to take sabbatical leave under the Company’s sabbatical leave program, rather than have the employees utilize the sabbatical within the program’s specified timeframe. As a result of this offer, the Company accrued $980,000 in the three months ended March 31, 2006 for the estimated cost of the buyout offer. Of the amount recorded in the three months ended March 31, 2006, approximately $172,000 related to employees who became eligible in the three months ended December 31, 2005 and $688,000 related to periods prior to fiscal year 2006. The Company has concluded that the effect of the accrual was not material to any relevant prior period. The Company booked the cumulative amount as an increase to the same operating expense categories the employees’ other compensation costs are recorded in the Condensed Consolidated Statement of Operations and a corresponding increase in accrued compensation and related liabilities on the Condensed Consolidated Balance Sheet as of and for the three months ended March 31, 2006. The Company does not consider the amount related to periods prior to fiscal year 2006 to be material to the trend of earnings or to the estimated loss from operations or net loss for the fiscal year ending September 30, 2006.

Other accrual

During the fiscal years ended September 30, 2000 and 2001, the Company recorded certain accruals under various sales commission arrangements. It is the Company’s policy to reverse these accruals for these fiscal years as a reduction in expense based upon a number of factors including the California statute of limitations. During the three months ended March 31, 2006, the Company adjusted the accrual to reflect a revision in the scheduled release of these accruals. The reversal in the three months ended March 31, 2006 includes $697,000 related to the three months ended December 31, 2005 and $1.3 million related to the year ended September 30, 2005. The Company has concluded that the effect of the error was not material to the prior periods or to the trend of earnings or to the estimated loss from operations or net loss for the fiscal year ending September 30, 2006. In addition, the Company reversed $1.3 million from these accruals in the months ended December 31, 2005.

Litigation

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to the Company’s and FreeMarkets’ initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

District of New York against the Company and FreeMarkets, and against certain of the two companies’ former officers and directors. These complaints were later consolidated into single class action proceedings related to each IPO. In June 2003, a settlement was reached between plaintiffs and the Company and FreeMarkets (the individual defendants having been previously dismissed). A final fairness hearing on the settlement was held on April 24, 2006 but the Court has not yet issued its opinion. As part of the proposed settlement, the settling issuers were required to assign to the plaintiffs certain claims they had against their underwriters (“Assigned Claims”). Pending the Court’s final approval of the settlement, the Assigned Claims were conditionally assigned to a litigation trustee. Before the expiration of any relevant statutes of limitations, the litigation trustee filed lawsuits against the various issuers’ respective underwriters alleging the Assigned Claims. On February 24, 2006, the Court dismissed, with prejudice, the Assigned Claims brought by the litigation trustee against the underwriters on statute of limitations grounds. Because the Assigned Claims were part of the consideration contemplated under the settlement, it is unclear how the Court’s recent decision will impact the settlement and the Court’s final approval of it. Although the Court has preliminarily approved the settlement, there can be no assurance that the Court will provide final approval of the settlement. As of March 31, 2006, no amount is accrued as a loss is not considered probable or estimable.

Shareholder Derivative Litigation

In 2003, a number of purported shareholder derivative suits alleging various claims in connection with the Company’s restatement in fiscal year 2003 were filed in the Superior Court of California for the County of Santa Clara on behalf of the Company and against certain of its current and former officers and directors. These complaints were later consolidated into a single purported derivative action. In June 2005, the consolidated action was dismissed by the court with prejudice. Plaintiffs have filed a notice of appeal and the briefing on that appeal was completed on January 26, 2006. As of March 31, 2006, no amount is accrued as a loss is not considered probable or estimable.

Litigation Relating to Alleged Patent Infringement Disclosures Involving our Chairman and CEO and Former President and Director

On October 31, 2005, a purported class action, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, was filed in the United States District Court for the Eastern District of Virginia against the Company’s Chairman and Chief Executive Officer and a former executive and director of the Company. The Company is not named as a defendant in the suit. The action was brought on behalf of stockholders who purchased the Company’s stock from January 28, 2004 through January 31, 2005. The complaint alleges that the defendants artificially inflated the Company’s stock price between those dates by failing to disclose, in public statements that the Company made about its products, market position and performance, that some of those products allegedly infringed patents belonging to a third party. On January 18, 2006, plaintiff Jonathan Crowell filed a motion for appointment of lead plaintiff and lead counsel, which has not yet been ruled upon by the Court. It is anticipated that defendants’ time to respond to the complaint will be extended until after lead plaintiff and lead counsel are selected, and an amended complaint is filed. It is further anticipated that the case will be transferred to the Northern District of California before defendants file a responsive pleading. As of March 31, 2006, no amount is accrued as a loss is not considered probable or estimable.

Patent Litigation

The Company was a defendant in a suit that had been pending in the United States District Court for the District of Massachusetts since November 2005. The plaintiff in that matter, Sky Technologies, Inc (“Sky”), had alleged that certain unidentified Company products violate three U.S. patents owned by Sky. Sky sought damages

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

in an undisclosed amount, enhancement of those damages, an attorneys fee award and an injunction against further infringement. In January 2006, Sky and the Company agreed that the matter would be dismissed without prejudice for a period no less than nine months in duration while they attempt to negotiate a resolution to their dispute. The District Court entered that dismissal without prejudice on January 18, 2006. If the matter is not resolved through informal discussions during this period, the Company expects that the suit, or a substantially similar action, will be filed by Sky in the same United States District Court at or around expiration of the nine month negotiation period. As of March 31, 2006, no amount is accrued as a loss is not considered probable or estimable.

Litigation Relating To the Company’s Merger with FreeMarkets

On September 16, 2004, a purported shareholder class action was filed against the Company and the individual board members of the FreeMarkets Board of Directors in Delaware Chancery Court by stockholders who held FreeMarkets common stock from January 23, 2004 through July 1, 2004. The complaint alleges various breaches of fiduciary duty and a violation of the Delaware General Corporation Law on the part of the former FreeMarkets board members in connection with the merger between the Company and FreeMarkets, which was consummated on July 1, 2004. On April 10, 2006, plaintiffs dismissed the action without prejudice. As of March 31, 2006, no amount is accrued as a loss is not considered probable or estimable.

General

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

The Company received an insurance reimbursement of $4.9 million in the three months ended March 31, 2006 for expenses incurred in certain prior litigation matters. The amount was recorded as a credit to sales and marketing expense in the three months ended March 31, 2006, which is the category the expenses incurred were recorded.

Indemnification

The Company sells software licenses and services to its customers under contracts that the Company refers to as Software License and Service Agreements (“SLSA”). Each SLSA contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that may be incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright, trade secret, trademark or other proprietary right of a third party. The SLSA generally limits the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain product usage limitations and geography-based scope limitations, and a right to replace an infringing product or modify it to make it non-infringing. If the Company cannot address the infringement by replacing the product or services, or modifying the product or services, the Company is allowed to cancel the license or services and return certain of the fees paid by the customer. The Company also requires its employees to sign a proprietary

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

information and inventions assignment agreement, which assigns the rights in its employees’ development work to the Company.

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material customer claims are outstanding as of March 31, 2006. For several reasons, including the lack of prior customer indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

Note 4—Stockholders’ Equity

Stock-Based Compensation Plans

A summary of the activity related to the Company’s restricted common stock is presented below:

	Six Months Ended March 31, 2006
	Number of Shares	Weighted- Average Fair Value
Nonvested at beginning of period	7,273,101	$7.17
Granted	2,622,886	$9.24
Vested	(718,154)	$10.93
Forfeited	(464,172)	$6.86

Nonvested at end of period	8,713,661	$7.50

A summary of the activity related to the Company’s stock options is presented below:

	Six Months Ended March 31, 2006
	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	3,354,918	$14.27
Granted	8,600	$8.56
Exercised	(344,377)	$7.05
Forfeited	(909,302)	$22.53

Outstanding at end of period	2,109,839	$11.90	$5,671,519

Exercisable at end of period	1,519,601	$12.95	$4,679,823

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the six months ended

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

March 31, 2006 was approximately $503,000. The weighted-average grant date fair value of options granted during the six months ended March 31, 2006 and 2005 was $4.46 and $5.53, respectively.

The following table summarizes information about stock options outstanding as of March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$ 0.01—$ 5.56	563,694	2.7	$3.46	563,694	2.7	$3.46
$ 5.57—$ 7.43	589,149	8.1	$6.67	322,332	8.1	$6.67
$ 7.44—$ 11.98	438,005	7.8	$9.68	209,125	7.8	$9.92
$11.99—$ 24.82	422,439	7.3	$15.34	330,434	7.3	$15.38
$24.83—$733.50	96,552	4.6	$88.12	94,016	4.6	$89.55

$ 0.01—$733.50	2,109,839	6.3	$11.90	1,519,601	6.3	$12.95

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three and six months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net loss	$(2,591)	$(6,891)	$(6,256)	$(53,643)
Unrealized gain (loss) on securities	93	(113)	127	(323)
Foreign currency translation adjustments	67	(1,590)	(151)	3,019
Cash flow hedge gains (losses)	33	1,342	(41)	973

Comprehensive loss	$(2,398)	$(7,252)	$(6,321)	$(49,974)

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive income as of March 31, 2006 and September 30, 2005 are as follows (in thousands):

	March 31, 2006	September 30, 2005
Unrealized loss on securities	$(1)	$(128)
Foreign currency translation adjustments	2,961	3,112
Cash flow hedge (losses) gains	(14)	27

Accumulated other comprehensive income	$2,946	$3,011

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In January 2005, the Company hedged anticipated cash flows from Ariba Korea using foreign currency forward contracts (Korean Won) to offset the translation and economic exposures related to those cash flows. The Korean Won hedge minimizes currency risk arising from cash held in Korean Won as a result of the Softbank settlement in October 2004. The change in fair value of the Korean Won forward contract attributable to the changes in forward exchange rates (the effective portion) is reported in stockholders’ equity. It is anticipated that the majority of the cash held in Ariba Korea will be repatriated in the next six months. The notional amount of our hedge was 3.0 billion Korean Won ($3.1 million) as of March 31, 2006. The unrealized net loss on the Korean Won cash flow hedge reported in stockholders’ equity was $14,000 as of March 31, 2006.

Accumulated Deficit

In connection with a review of the Company’s accruals and accounts payable accounts in the three months ended March 31, 2006, a $2.9 million adjustment was made to the October 1, 2003 stockholders’ equity balance and to reduce accounts payable and accrued liabilities by $1.9 million and $1.0 million, respectively, as of such date. This adjustment was reflected in the consolidated balance sheet as of September 30, 2005 and will be reflected in the statement of stockholders’ equity upon filing of the Company’s fiscal year 2006 Form 10-K. The Company has concluded that this correction is not material to stockholders’ equity, current liabilities or the Consolidated Balance Sheet.

Note 5—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net loss	$(2,591)	$(6,891)	$(6,256)	$(53,643)

Weighted-average common shares outstanding	73,298	65,908	72,668	65,306
Less: Weighted-average common shares subject to repurchase	(8,000)	(2,390)	(7,358)	(2,193)

Weighted-average common shares—basic and diluted	65,298	63,518	65,310	63,113

Net loss per common share—basic and diluted	$(0.04)	$(0.11)	$(0.10)	$(0.85)

For the three months ended March 31, 2006 and 2005, 820,000 and 10.5 million weighted-average potential common shares, respectively, consisting of almost entirely of outstanding options, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive. For the six months ended March 31, 2006 and 2005, 1.2 million and 9.4 million weighted-average potential common shares, respectively, consisting of almost entirely of outstanding options, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

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

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Owing to a change in internal reporting to the chief operating decision makers during the three months ended December 31, 2005, the Company has three geographic operating segments: North America, Europe Middle-East and Africa (“EMEA”) and Asia-Pacific (“APAC”). For reporting purposes, the Company aggregates these into one segment, enterprise spend management solutions. The segments are determined in accordance with how management views and evaluates the Company’s business and based on the aggregation criteria as outlined in SFAS No. 131. Future changes to this organizational structure or the business may result in changes to the reportable segments disclosed. The Company markets its products in the United States and in foreign countries through its direct sales force and indirect sales channels.

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

Financial information for each reportable segment was as follows for the three and six months ended March 31, 2006. Comparative information for the three and six months ended March 31, 2005 is not presented as it is not practicable to do so (in thousands):

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
Revenue
- North America	$42,073	$89,392
- EMEA	18,392	35,126
- APAC	6,178	12,049
- Corporate revenue	7,098	13,406

Total revenue	$73,741	$149,973

Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Certain revenue items are not allocated to segments because they are separately managed at the corporate level. These items include Ariba Managed Procurement Services, supplier membership fees and expense reimbursement.

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
Contribution margin
- North America	$14,305	$34,875
- EMEA	6,124	10,919
- APAC	845	1,457

Total segment contribution margin	$21,274	$47,251

Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

corporate level. These unallocated costs include marketing costs other than direct sales and marketing, research and development costs, corporate general and administrative costs, such as legal and accounting, amortization of purchased intangibles, other income—Softbank, restructuring and integration costs, interest and other income, net and provision for income taxes.

The reconciliation of segment information to the Company’s net loss before income taxes and minority interest was as follows for the three and six months ended March 31, 2006. Comparative information for the three and six months ended March 31, 2005 is not presented as it is not practicable to do so (in thousands):

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
Segment contribution margin	$21,274	$47,251
Corporate revenue	7,098	13,406
Corporate costs, such as research and development, corporate general and administrative and other	(31,506)	(66,506)
Amortization of acquired technology and customer intangible assets	(3,696)	(8,309)
Other income—Softbank	3,393	6,794
Amortization of other intangibles	(200)	(400)
Restructuring and integration	(730)	(1,003)
Interest and other income, net	1,947	2,836

Loss before income taxes and minority interests	$(2,420)	$(5,931)

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
License revenues	$6,135	$12,615	$12,757	$29,737
Subscription revenues	12,802	11,805	24,457	23,412
Maintenance revenues	17,786	19,419	37,932	39,240
Services and other revenues	37,018	37,429	74,827	75,808

Total	$73,741	$81,268	$149,973	$168,197

Information regarding long-lived assets in geographic areas are as follows (in thousands):

	March 31, 2006	September 30, 2005
Long-Lived Assets:
United States	$15,131	$16,563
International	1,619	1,436

Total	$16,750	$17,999

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7—Other Income—Softbank

In June 2003, the Company commenced an arbitration proceeding against Softbank Corp. (“Softbank”) for failing to meet its contractual revenue commitments. In October 2004, the Company entered into a definitive agreement with Softbank settling their dispute. A total of $37.0 million was recorded as “Deferred income—Softbank” in connection with the settlement. As the Company was unable to determine the respective fair value of the amounts that related to Softbank’s software license, related maintenance and the Company’s prior agreements with Softbank, the $37.0 million will be recognized ratably as “Other income—Softbank” over the three-year software license term ending in October 2007. The Company also made a provision for taxes of $4.8 million in the three months ended December 31, 2004 as a result of the settlement. The Company recorded $3.4 million and $2.8 million in income related to the Softbank agreement in the three months ended March 31, 2006 and 2005, respectively, and $6.8 million and $2.8 million in the six months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, deferred income related to the Softbank settlement was $20.9 million.

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

Our software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. It is designed to integrate with all major platforms and can be accessed via a web browser. Our software can be deployed as an installed application or provided as a service in an on-demand model. In addition to application software, Ariba Spend Management solutions include implementation and strategic consulting services, education and training, commodity expertise and decision support services, benchmarking services, low-cost country sourcing services and procurement outsourcing services. Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 130,000 registered suppliers, offering a wide array of goods and services, are connected to the Ariba Supplier Network.

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

These different revenue streams also carry different gross margins. Revenue from license fees tends to be high-margin revenue, and gross margins are often greater than 90%. Revenue from subscription and maintenance fees also tends to be higher-margin revenue, but not quite as high as license fees, with gross margins typically around 75%. License, subscription and maintenance fees are generally based on software products developed by us, which carry minimal marginal cost to reproduce and sell. Revenue from labor-intensive services and other fees tends to be lower-margin revenue, with gross margins typically in the 15% to 30% range. Our overall gross margins could fluctuate from period to period depending upon the mix of revenue. For example, a period with a higher mix of license revenue versus services revenue would drive overall gross margin higher and vice versa.

Overview of Quarter Ended March 31, 2006

Our software sales have shifted over time from predominantly perpetual licenses, with upfront revenue recognition, to more subscription or term licenses, with revenue recognition spread out over time. This trend contributed to our license revenue declining in the quarter ended March 31, 2006. However, we did increase our backlog of subscription software contracts, which we anticipate will be recognized as revenue during fiscal year 2006 and beyond.

More specifically, license revenues of $6.1 million in the three months ended March 31, 2006 were down 51% compared to the three months ended March 31, 2005, primarily due to a shift from perpetual software licenses to more subscription and hosted term licenses and a difficult selling environment, particularly for large enterprise software deals. Subscription and maintenance revenues of $30.6 million were down 2% compared to the three months ended March 31, 2005. Finally, services and other revenues of $37.0 million were down 1% compared to the three months ended March 31, 2005.

As a result of these trends, we experienced a significant shift in our revenue mix, with license revenues contributing 8% of total revenues in the three months ended March 31, 2006 compared to 16% in the three months ended March 31, 2005, subscription and maintenance revenues contributing 42% of total revenues in the three months ended March 31, 2006 compared to 38% in the three months ended March 31, 2005 and services and other revenues contributing 50% of total revenues in the three months ended March 31, 2006 compared to

46% in the three months ended March 31, 2005. Our gross profit as a percentage of revenues declined to 39% in the three months ended March 31, 2006 compared 43% in the three months ended March 31, 2005, primarily as a result of this shift in our revenue mix (as the gross margin of software license revenues is typically much higher than the gross margin of services revenues) and of higher than anticipated cost of services and other revenues in the three months ended March 31, 2006.

Operating expenses decreased to $33.2 million in the three months ended March 31, 2006 compared to $42.2 million in the three months ended March 31, 2005. The decrease in operating expenses is primarily attributable a $4.9 million credit to sales and marketing expense resulting from an insurance reimbursement in the three months ended March 31, 2006 related to litigation matters, cost cutting measures initiated in fiscal year 2005 and a decrease in restructuring and integration costs of $1.6 million. In sum, our total expenses, including cost of revenue and other items, decreased to $76.3 million compared to $88.2 million in the three months ended March 31, 2005, which caused a net loss of $2.6 million compared to $6.9 million in the three months ended March 31, 2005. The decrease in total expenses was partially offset by an increase in stock-based compensation of $5.4 million, consisting of $3.2 million from restricted stock grants in fiscal year 2005 and 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005 and $2.2 million from the modified prospective method adoption of SFAS No. 123R in fiscal year 2006.

Outlook for Fiscal Year 2006

We anticipate that the shift in our software business from license sales to subscription sales will continue during fiscal year 2006. More specifically, we believe license revenue will decline again in fiscal year 2006, but the sequential declines in quarterly license revenue should be at a slower pace as compared to fiscal year 2005 and eventually moderate by the end of fiscal year 2006. We expect growth in subscription software revenue over the second half of fiscal year 2006 to offset the declines in license revenue. In summary, we expect these trends to largely offset each other, with total revenue remaining relatively flat on a sequential basis for the next few quarters. From an expense standpoint, our recent restructuring activities are complete, and we anticipate that costs and expenses over the next few quarters will increase as compared to the three months ended March 31, 2006 due to increased sales commissions, stock-based compensation, investments in sales and marketing and research and development to support our growth initiatives and the $4.9 million insurance reimbursement in the three months ended March 31, 2006 related to litigation matters.

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

We believe that key risks to our future revenues include: our ability to shift from selling perpetual license software to on-demand subscription solutions; our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; our ability to generate organic growth; the market acceptance of spend management solutions as a standalone market category; the overall level of information technology spending; and potential declines in average selling prices. We believe that key risks to our future operating profitability include: our ability to maintain or grow our revenues; a shift in our mix of revenues from higher margin license fees to lower margin services and other fees; our ability to maintain utilization of our services organization; our ability to maintain our margins as we manage the transition to an on-demand business model; and the potential adverse impacts resulting from legal proceedings. Our prospects must be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in new and rapidly evolving markets, have completed several acquisitions over the past two years and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenues:
License	$6,135	$12,615	$12,757	$29,737
Subscription and maintenance	30,588	31,224	62,389	62,652
Services and other	37,018	37,429	74,827	75,808

Total revenues	73,741	81,268	149,973	168,197

Cost of revenues:
License	499	1,054	1,067	1,748
Subscription and maintenance	7,785	7,361	15,409	14,828
Services and other	32,921	32,732	64,295	63,422
Amortization of acquired technology and customer intangible assets	3,696	5,281	8,309	9,981

Total cost of revenues	44,901	46,428	89,080	89,979

Gross profit	28,840	34,840	60,893	78,218

Operating expenses:
Sales and marketing	14,529	21,080	33,139	47,866
Research and development	12,794	12,735	24,747	25,582
General and administrative	8,347	8,649	17,165	18,104
Other income—Softbank	(3,393)	(2,795)	(6,794)	(2,795)
Amortization of other intangible assets	200	213	400	398
Restructuring and integration	730	2,282	1,003	4,099
Litigation provision	—	—	—	37,000

Total operating expenses	33,207	42,164	69,660	130,254

Loss from operations	(4,367)	(7,324)	(8,767)	(52,036)
Interest and other income, net	1,947	640	2,836	3,255

Net loss before income taxes	(2,420)	(6,684)	(5,931)	(48,781)
Provision for income taxes	171	205	325	4,844
Minority interests in net income of consolidated subsidiaries	—	2	—	18

Net loss	$(2,591)	$(6,891)	$(6,256)	$(53,643)

Comparison of the Three and Six Months Ended March 31, 2006 and 2005

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements and “Application of Critical Accounting Policies and Estimates” below for a description of our accounting policy related to revenue recognition.

License

Total license revenues for the three months ended March 31, 2006 were $6.1 million, a 51% decrease from the $12.6 million recorded in the three months ended March 31, 2005. Total license revenues for the six months ended March 31, 2006 were $12.8 million, a 57% decrease from the $29.7 million recorded in the six months ended March 31, 2005. These decreases are primarily due to a shift from perpetual license sales to more subscription and hosted term license software sales and the continued difficult selling environment for enterprise software applications.

Subscription and maintenance

Subscription and maintenance revenues for the three months ended March 31, 2006 were $30.6 million, a 2% decrease from the $31.2 million recorded in the three months ended March 31, 2005. Maintenance revenues for the three months ended March 31, 2006 were $17.8 million, an 8% decrease from the $19.4 million recorded in the three months ended March 31, 2005, primarily driven by reduced maintenance renewal revenue associated with the decrease in license revenues. Subscription revenues for the three months ended March 31, 2006 were $12.8 million, an 8% increase from the $11.8 million recorded in the three months ended March 31, 2005, primarily driven by increased revenue from the Supplier Membership Program introduced in fiscal year 2005.

Subscription and maintenance revenues for the six months ended March 31, 2006 were $62.4 million, a slight decrease from the $62.7 million recorded in the six months ended March 31, 2005. Maintenance revenues for the six months ended March 31, 2005 were $37.9 million, a 3% decrease from the $39.2 million recorded in the six months ended March 31, 2005, primarily driven by reduced maintenance renewal revenue associated with the decrease in license revenues. We anticipate that maintenance revenues will decline slightly over time as a result of declines in our license revenues. Subscription revenues for the six months ended March 31, 2006 were $24.5 million, a 4% increase from the $23.4 million recorded in the six months ended March 31, 2005, primarily driven by increased revenue from the Supplier Membership Program introduced in fiscal year 2005.

Services and other

Services and other revenues for the three months ended March 31, 2006 were $37.0 million, relatively consistent with the $37.4 million recorded in the three months ended March 31, 2005. Services and other revenues for the six months ended March 31, 2006 were $74.8 million, relatively consistent with the $75.8 million recorded in the six months ended March 31, 2005. The slight decrease in services and other revenues in both periods is primarily due to a slight decline in Ariba Sourcing Services revenues.

Cost of Revenues

License

Cost of license revenues consists of product, delivery and royalty costs. Cost of license revenues for the three months ended March 31, 2006 was $499,000, a 53% decrease from the $1.1 million recorded in the three months ended March 31, 2005, primarily due to the 51% decrease in license revenues in the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Cost of license revenues for the six months ended March 31, 2006 was $1.1 million, a 39% decrease from the $1.7 million recorded in the six months ended March 31, 2005, primarily due to the 57% decrease in license revenues in the six months ended March 31, 2006 compared to the six months ended March 31, 2005.

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for implementation and services, including stock-based compensation costs, hosting services, technical support, facilities and equipment costs. Cost of subscription and maintenance revenues for the three months ended March 31, 2006 was $7.8 million, a 6% increase over the $7.4 million recorded in the three months ended March 31, 2005. This increase is primarily the result of an increase in stock compensation expense of $250,000 primarily due to restricted stock grants in fiscal year 2005 and 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005.

Cost of subscription and maintenance revenues for the six months ended March 31, 2006 was $15.4 million, a 4% increase over the $14.8 million recorded in the three months ended March 31, 2005. This increase is primarily the result of an increase in stock compensation expense of $523,000 primarily due to restricted stock grants in fiscal year 2005 and 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock-based compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues for the three months ended March 31, 2006 was $32.9 million, a slight increase from the $32.7 million recorded in the three months ended March 31, 2005. This increase is primarily the result of an increase in stock compensation expense of $980,000 primarily due to restricted stock grants in fiscal year 2005 and 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005. This was partially offset by a 3% decrease in average consultant headcount in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Cost of services and other revenues for the six months ended March 31, 2006 was $64.3 million, a 1% increase from the $63.4 million recorded in the six months ended March 31, 2005. This increase is primarily the result of an increase in stock compensation expense of $2.1 million primarily due to restricted stock grants in fiscal year 2005 and 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005. This was partially offset by a 5% decrease in average consultant headcount in the six months ended March 31, 2006 as compared to the six months ended March 31, 2005.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of the costs allocated to technology and customer relationships in our fiscal year 2004 business combinations with Alliente, Softface and FreeMarkets. This expense amounted to $3.7 million and $5.3 million in the three months ended March 31, 2006 and 2005, respectively. The decrease is primarily attributable to a $1.5 million decrease in amortization of intangible assets from the FreeMarkets acquisition as assets reached the end of their estimated useful lives.

Amortization of acquired technology and customer intangible assets was $8.3 million and $10.0 million in the six months ended March 31, 2006 and 2005, respectively. The decrease is primarily attributable to a $1.5 million decrease in amortization of intangible assets from the FreeMarkets acquisition as assets reached the end of their estimated useful lives.

Gross profit

Our gross profit as a percentage of revenues for the three months ended March 31, 2006 was 39% compared to 43% for the three months ended March 31, 2005. Gross profit as a percentage of revenues for the six months ended March 31, 2006 was 41% compared to 47% for the six months ended March 31, 2005. These changes reflect the shift in our revenue mix as our higher margin license revenues declines as a percentage of total revenues. We anticipate that our gross profit as a percentage of revenues may decline further in the future to the extent that services and other revenues increase as a percentage of total revenues.

Operating Expenses

Sales and marketing

Sales and marketing includes costs associated with our sales, marketing and product marketing personnel, and consists primarily of compensation and benefits, commissions and bonuses, stock-based compensation, promotional and advertising and travel and entertainment expenses related to these personnel, as well as the provision for doubtful accounts. Sales and marketing expenses for the three months ended March 31, 2006 were $14.5 million, a 31% decrease from the $21.1 million recorded in the three months ended March 31, 2005. This decrease is primarily due to the following: (1) a $4.9 million insurance reimbursement in the three months ended March 31, 2006 related to litigation expenses which had previously been charged to sales and marketing; (2) decreased sales commissions of $1.8 million due to increased reversals of sales commission accruals based on our adopted policy (see Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion); (3) decreased bad debt expense of $938,000 due in part to improvements in cash collections in the three months ended March 31, 2006; and (4) decreased marketing expenses of $676,000 due to cost cutting measures initiated in 2005. These decreases were partially offset by an increase in stock compensation expense of $1.6 million primarily due to restricted stock grants in fiscal year 2005 and 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005.

Sales and marketing expenses for the six months ended March 31, 2006 were $33.1 million, a 31% decrease from the $47.9 million recorded in the six months ended March 31, 2005. This decrease is primarily due to the following: (1) a $4.9 million insurance reimbursement in the three months ended March 31, 2006 related to litigation expenses which had previously been charged to sales and marketing; (2) decreased legal expenses of $3.4 million resulting from litigation settled in fiscal year 2005; (3) decreased compensation and benefits and sales commissions of $1.9 million and $3.4 million, respectively, primarily due to a 16% decrease in average sales and marketing personnel and due to an increase in reversals of sales commission accruals based on our adopted policy (see Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion) as discussed in Note 3); (4) decreased marketing expenses of $1.8 million due to cost cutting measures initiated in 2005; and (5) decreased bad debt expense of $1.6 million due in part to improvements in cash collections in the six months ended March 31, 2006. These decreases were partially offset by an increase in stock compensation expense of $2.2 million primarily due to restricted stock grants in fiscal year 2005 and 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes employee compensation and benefits, stock-based compensation, consulting costs and the cost of software development tools and equipment. Research and development expenses for the three months ended March 31, 2006 were $12.8 million, a slight increase from the $12.7 million recorded in the three months ended March 31, 2005. The increase is primarily due to an increase in stock compensation expense of $1.1 million primarily due to restricted stock grants in fiscal year 2005 and 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005. This increase is partially offset by a decrease in compensation and benefits of $1.1 million resulting from a 17% decrease in average headcount.

Research and development expenses for the six months ended March 31, 2006 were $24.7 million, a 3% decrease from the $25.6 million recorded in the six months ended March 31, 2005. The decrease is primarily due to a decrease in compensation and benefits of $2.4 million resulting from a 17% decrease in average headcount. The decrease is also attributable to a decrease in temporary labor costs of $603,000, primarily due to cost cutting efforts initiated in fiscal year 2005. These decreases are partially offset by an increase in stock compensation expense of $2.3 million primarily due to restricted stock grants in fiscal year 2005 and 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005.

General and administrative

General and administrative includes costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the three months ended March 31, 2006 were $8.3 million, a 3% decrease from the $8.6 million recorded in the three months ended March 31, 2005. This decrease is primarily due to decreased legal expenses of $2.4 million related to a patent infringement matter settled in February 2005. This decrease was partially offset by an increase in stock compensation expense of $1.5 million due to restricted stock grants in fiscal year 2005 and 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005 and an increase in franchise taxes of $438,000 due to revised tax rates in fiscal year 2005.

General and administrative expenses for the six months ended March 31, 2006 were $17.2 million, a 5% decrease from the $18.1 million recorded in the six months ended March 31, 2005. This decrease is primarily due to decreased legal expenses of $3.5 million related to a patent infringement matter settled in February 2005. This decrease was partially offset by an increase in stock compensation expense of $2.8 million due to restricted stock grants in fiscal year 2005 and 2006.

Other income—Softbank

During the three months ended March 31, 2006 and 2005, we recorded $3.4 million and $2.8 million of income from the settlement with Softbank entered into in October 2004. During the six months ended March 31, 2006 and 2005, we recorded $6.8 million and $2.8 million of income from the settlement with Softbank. The $37.0 million of deferred income recorded upon the settlement with Softbank is being recognized into income, starting in January 2005, over the remaining term of the three-year license. For further discussion, see Note 7 to the Condensed Consolidated Financial Statements.

Amortization of other intangible assets

Amortization of other intangible assets was $200,000 and $213,000 for the three months ended March 31, 2006 and 2005, respectively, and $400,000 and $398,000 for the six months ended March 31, 2006 and 2005, respectively, which consisted of amortization of trademark intangible assets acquired from our merger with FreeMarkets and our acquisitions of Softface and Alliente. We anticipate amortization of other intangible assets will remain relatively consistent in the near term.

Restructuring and integration

We recorded a charge to operations of $730,000 and $2.3 million during the three months ended March 31, 2006 and 2005, respectively, and $1.0 million and $4.1 million during the six months ended March 31, 2006 and 2005, respectively. The charge in the three months ended March 31, 2006 was for an adjustment to our restructuring obligation related to a prior period. We assessed our findings using the guidance of SEC Staff Accounting Bulletin No. 99, and concluded that the amount of the error was immaterial to the prior period. The additional charge in the six months ended March 31, 2006 relates to severance and related benefits resulting from our goal to better align expenses with our revenue levels and to enable us to invest in certain strategic growth initiatives. The charge in the three months ended March 31, 2005 was primarily for a $1.6 million adjustment to our restructuring obligation related to a prior period. We assessed our findings using the guidance of SEC Staff Accounting Bulletin No. 99, and concluded that the amount of the error was immaterial to the current and prior period. The remaining charges in the three and six months ended March 31, 2005 were for restructuring and integration costs in connection with our merger with FreeMarkets in order to improve our post-merger competitiveness, productivity and operating results.

Litigation provision

We recorded a $37.0 million provision related to our patent infringement litigation with ePlus, Inc. during the six months ended March 31, 2005.

Interest and other income, net

Interest and other income, net for the three months ended March 31, 2006 was $1.9 million, compared to $640,000 recorded in the three months ended March 31, 2005. The increase is primarily attributable to an increase in interest income of $915,000 due to an overall increase in the rate of return on marketable investments and a $445,000 payroll tax refund related to a former FreeMarkets subsidiary.

Interest and other income, net for the six months ended March 31, 2006 was $2.8 million, compared to $3.3 million recorded in the six months ended March 31, 2005. The decrease is primarily attributable to foreign currency transaction gains in the amount of $1.7 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries for the six months ended March 31, 2005 due to the U.S. dollar weakening against the Euro and British Pound. This decrease is partially offset by an increase in interest income of $1.2 million for the three months ended March 31, 2006 due to an overall increase in the rate of return on marketable investments.

Provision for income taxes

Provision for income taxes for the three months ended March 31, 2006 was $171,000, compared to $205,000 in the three months ended March 31, 2005. Provision for income taxes for the six months ended March 31, 2006 was $325,000, compared to $4.8 million in the six months ended March 31, 2005. The decrease in the six months ended March 31, 2006 is primarily attributable to the provision of $4.8 million recorded with the buy-out of the minority interests from Softbank in the six months ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2006, we had $131.0 million in cash, cash equivalents and investments and $32.0 million in restricted cash, for total cash, cash equivalents and investments of $163.0 million. Our working capital on March 31, 2006 was $51.0 million. All significant cash, cash equivalents and investments are held in accounts in the United States except for $8.5 million held by our subsidiary in Korea. Repatriation of cash held in Korea will be subject to foreign withholding at a rate of 11%. As of September 30, 2005, we had $114.2 million in cash, cash equivalents and investments and $33.3 million in restricted cash, for total cash, cash equivalents and investments of $147.4 million. Our working capital on September 30, 2005 was $32.1 million.

The increase in total cash, cash equivalents, investments and restricted cash of $15.6 million in the six months ended March 31, 2006 is primarily attributable to our results of operations, excluding non-cash charges for stock compensation of $18.5 million and amortization of intangible assets of $8.7 million and non-cash income of $6.8 million from the Softbank transaction. The increase in cash, cash equivalents, investments and restricted cash is also attributable to a $4.9 million insurance reimbursement related to litigation matters and improved cash collections on outstanding accounts receivable in the six months ended December 31, 2006.

Net cash from operating activities was $15.3 million for the six months ended March 31, 2006, compared to net cash used in operating activities of $62.3 million for the six months ended March 31, 2005. Cash flows from operating activities increased $77.5 million primarily due to the following:

•	An increase of $23.0 million associated with the net Softbank activity. In the six months ended March 31, 2005, we repaid $43.0 million of the interim payments received in connection with the Softbank arbitration proceedings, which represented the amounts owed to Ariba for software and support under the strategic relationship with Softbank, and received $20.0 million from Softbank for a three year software license of the Ariba Sourcing and Ariba Analysis product lines;

•	An increase of $37.0 million associated with the ePlus settlement in February 2005;

•	An increase from a $4.9 million insurance reimbursement related to litigation matters in the six months ended March 31, 2006;

•	An increase from reduced cash payments of restructuring obligations of $5.9 million in the six months ended March 31, 2006 as compared to the six months ended March 31, 2005, primarily for severance and benefit costs as part of the restructuring program in fiscal year 2004 to realign our business model with FreeMarkets;

•	An increase from improved results of operations, excluding non-cash charges, in the six months ended March 31, 2006 as compared to the six months ended March 31, 2005; and

•	An increase from improved collections on outstanding accounts receivable in the six months ended March 31, 2006 as compared to the six months ended March 31, 2005.

The above items were partially offset by a $12.4 million payment received from a subtenant in the six months ended March 31, 2005.

Net cash used in investing activities was $4.7 million for the six months ended March 31, 2006, compared to net cash provided by investing activities of $44.4 million for the six months ended March 31, 2005. The decrease is primarily attributable to the allocation of the interim payments received in connection with the Softbank arbitration proceeding from restricted cash and the decrease in sales of investments, net of purchases of $16.5 million, partially offset by the settlement of the minority interests from Softbank and other minority interest shareholders of $4.2 million in the six months ended March 31, 2005.

Net cash provided by financing activities was $3.0 for the six months ended March 31, 2006, compared to net cash provided by financing activities of $9.0 million for the six months ended March 31, 2005. Net cash provided by financing activities in both periods is attributable to the issuance of common stock from stock option exercises and the Employee Stock Purchase Plan.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 3 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of March 31, 2006. There have been no material changes in our contractual obligations and commercial commitments during the three months ended March 31, 2006 from those presented in our Annual Report on Form 10-K filed with the SEC on December 7, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products in the United States of America, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. For each of the three and six months ended March 31, 2006, 30% of our total net revenues were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of March 31, 2006 (in thousands):

	Buy/Sell	Contract Value		Unrealized Loss in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	3,500	$4,182	$(65)
British Pound	Buy	2,500	4,427	(29)
Switzerland Franc	Buy	1,000	771	(3)

Total			$9,380	$(97)

The unrealized loss represents the difference between the contract value and the market value of the contract based on market rates as of March 31, 2006.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains or losses of approximately $938,000. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures. We do not expect material exchange rate gains and losses from other foreign currency exposures.

Cash Flow Risk

In January 2005, we hedged anticipated cash flows from Ariba Korea using foreign currency forward contracts (Korean Won) to offset the translation and economic exposures related to those cash flows. The Korean Won hedge minimizes currency risk arising from cash held in Korean Won as a result of the Softbank settlement in October 2004. The change in fair value of the Korean Won forward contract attributable to the changes in forward exchange rates (the effective portion) is reported in stockholders’ equity. It is anticipated that the majority of the cash held in Ariba Korea will be repatriated in the next six months. The notional amount of our hedge was 3.0 billion Korean Won ($3.1 million) as of March 31, 2006. The unrealized net loss on the Korean Won cash flow hedge reported in stockholders’ equity was $14,000 as of March 31, 2006.

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

	Year Ending March 31, 2007	Year Ending March 31, 2008	Year Ending March 31, 2009	Year Ending March 31, 2010	Year Ending March 31, 2011	Thereafter	Total
Cash equivalents	$58,388	$—	$—	$—	$—	$—	$58,388
Average interest rate	4.49%	—	—	—	—	—	4.49%
Investments	$58,100	$1,000	$29,496	—	—	—	$88,596
Average interest rate	4.74%	4.63%	4.63%	—	—	—	4.70%

Total investment securities	$116,488	$1,000	$29,496	$—	$—	$—	$146,984

The table above does not include uninvested cash of $16.0 million held as of March 31, 2006. Total cash, cash equivalents, investments and restricted cash as of March 31, 2006 was $163.0 million.

Item 4. Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

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

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of March 31, 2006 our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

No change in our internal control over financial reporting occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The litigation discussion set forth in Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Ariba and our business because such factors may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, including in “Overview of Quarter Ended March 31, 2006” and “Outlook for Fiscal Year 2006,” and the risks discussed in our other SEC filings, actual results could differ materially from those projected in any forward-looking statements. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of risks related to litigation proceedings.

We Compete in New and Rapidly Evolving Markets, and Our Spend Management Solutions Are At a Relatively Early Stage of Development. These Factors Make Evaluation of Our Future Prospects Difficult.

Spend management software applications and services are at a relatively early stage of development. We introduced our initial Ariba Spend Management solutions in September 2001, and we recently introduced several new products that have achieved limited deployment, including recent product releases and upgrades integrating functionality acquired in our 2004 merger with FreeMarkets. As discussed below, we are introducing on-demand versions of a number of our software products throughout 2006. These new and planned products may be more challenging to implement than our more established products, as we have less experience deploying these applications. The markets in which we compete are characterized by rapid technological change, evolving customer needs and frequent introductions of new products and services. As we adjust to evolving customer requirements and competitive pressures, we may be required to further reposition our product and service offerings and introduce new products and services. We may not be successful in developing and marketing such product and service offerings, or we may experience difficulties that could delay or prevent the development and marketing of such product and service offerings, which could have a material adverse effect on our business, financial condition or results of operations.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of March 31, 2006, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets, including a goodwill impairment charge of $247.8 million in the quarter ended June 30, 2005. We may incur significant losses in the future for a number of reasons, including those discussed in subsequent risk factors and the following:

•	adverse economic conditions, in particular declines in information technology spending, and corporate and consumer confidence in the economy;

•	the failure of our standalone spend management solution business to mature as a separate market category;

•	declines in average selling prices of our products and services resulting from competition, our introduction of newer products that generally have lower list prices than our more established products and other factors;

•	failure to successfully grow our sales channels;

•	increased reliance on managed services and subscription offerings that result in lower near-term revenues from customer deployments;

•	failure to maintain control over costs;

•	increased restructuring charges resulting from the failure to sublease excess facilities at anticipated levels and rates;

•	ongoing charges related to the amortization of intangibles from our merger with FreeMarkets in July 2004; and

•	charges incurred in connection with any future restructurings.

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

Our quarterly operating results have varied or may vary depending on a number of factors, including the following:

Risks Related to Revenues:

•	fluctuations in demand, sales cycles and average selling price for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	fluctuations in the number of relatively larger orders for our products and services;

•	increased dependence on relatively smaller orders from a larger number of customers;

•	dependence on the number of new customer contracts in the current quarter, including follow-on contracts from existing customers, rather than on contracts entered into in prior quarters;

•	dependence on generating revenues from new revenue sources;

•	delays in recognizing revenue from multiple element arrangements;

•	ability to renew ratable revenue streams including, subscription software, software maintenance and subscription services, without substantial declines from prior arrangements,

•	changes in the mix of types of customer agreements and related timing of revenue recognition; and

•	changes in our product line such as our release of on-demand versions of our software products throughout fiscal year 2006.

Risks Related to Expenses

•	our overall ability to control costs, including managing reductions in expense levels through restructuring and severance payments;

•	the level of expenditures relating to ongoing legal proceedings;

•	costs associated with changes in our pricing policies and business model, including the transition to increased reliance on on-demand and managed solutions offerings and the implementation of programs to generate revenue from new sources;

•	costs associated with the amortization of stock-based compensation expense; and

•	the failure to adjust our workforce to changes in the level of our operations.

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

In addition, our on-demand strategy carries a number of additional risks, including the following:

•	we may see a delay in recognizing revenue due to the combination of multiple element arrangements and longer, subscription terms; and

•	as a result of increased demands on our engineering organization to develop on-demand versions of our products while supporting and enhancing our existing products, we may not introduce on-demand versions of our products or enhancements to our products on a timely and cost-effective basis or at appropriate quality levels.

•	we may fail to achieve our targeted pricing;

•	we may see a decrease in the demand for our implementation services;

•	we may not successfully achieve market penetration in our newly targeted markets;

•	we may have a short-term and/or long-term decrease in total revenues as a result of the transition; and

•	we may incur costs at a higher than forecasted rate as we start-up our on-demand operations.

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

Our License Revenues in Any Quarter May Fluctuate Because We Depend on a Relatively Small Number of Relatively Large Orders.

Our quarterly license revenues are especially subject to fluctuation because they depend on the sale of relatively large orders for our products and related services. For example, between three and seven individual customers represented at least 50% of our license revenues for each quarter in each of our last two fiscal years. In addition, many of these relatively large orders are realized at the end of the quarter. As a result of this concentration and timing, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter.

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

We Face Intense Competition. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. This competition could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete with several major enterprise software companies, including SAP and Oracle. We also compete with several service providers, including McKinsey and A.T. Kearney. In addition, we compete with other small niche providers of sourcing or procurement products and services, including Emptoris, Frictionless Commerce, Ketera Technologies, Perfect Commerce, Procuri and Verticalnet. Because spend management is a relatively new software category, we expect additional competition from other established and emerging companies if this market continues to develop and expand. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. These third parties, which include IBM, Accenture, Capgemini, Deloitte Consulting, BearingPoint and Unisys, are generally not subject to confidentiality or non-compete agreements that restrict such competitive behavior.

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

Pending Litigation Could Seriously Harm Our Business

We are subject to pending litigation that could seriously harm our business. See Note 3 to the Condensed Consolidated Financial Statements.

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

We review these estimates each reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on our Sunnyvale, California headquarters and our other principal office in Pittsburgh, Pennsylvania by $7.5 million as of March 31, 2006. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results.

We May Incur Additional Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines since January 2004. In June 2005, based on a combination of factors, particularly: (1) our current market capitalization; (2) our current and projected operating results; (3) significant trends in the enterprise software industry; and (4) our decision to reduce our workforce and eliminate excess facility space, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We determined that our estimated fair value was less than the recorded amount of our net assets, thereby necessitating that we assess our recorded goodwill for impairment. As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the Company to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, we concluded that goodwill was impaired in the amount of $247.8 million. The remaining balance of goodwill is $326.1 million as of March 31, 2006, and there can be no assurances that future goodwill impairments will not occur.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders in Sunnyvale, California on February 24, 2006. Of the 72,785,784 shares outstanding and entitled to vote at the meeting, 46,918,695 shares were present or represented by proxy at the meeting. At the meeting, the following actions were voted upon:

a. Election of Robert D. Johnson as a director of the Company’s board of directors to serve until the Company’s 2009 annual meeting of stockholders or until his successor is duly elected and qualified.

For:	36,604,475
Withheld:	10,314,220

b. Election of Richard A. Kashnow as a director of the Company’s board of directors to serve until the Company’s 2008 annual meeting of stockholders or until his successor is duly elected and qualified.

For:	36,607,129
Withheld:	10,311,566

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ JAMES W. FRANKOLA
James W. Frankola Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 15, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.