Form 10-Q
period 2006-06-30
ARIBA INC
filed 2006-08-09
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2006 was 75,292,000.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands)

	June 30, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$72,405	$60,909
Short-term investments	61,235	50,520
Restricted cash	1,550	1,381
Accounts receivable, net of allowance for doubtful accounts of $3,356 and $4,764 as of June 30, 2006 and September 30, 2005, respectively	35,015	41,890
Prepaid expenses and other current assets	12,364	10,080

Total current assets	182,569	164,780
Property and equipment, net	16,312	17,999
Long-term investments	—	2,731
Restricted cash, less current portion	30,300	31,894
Goodwill	326,101	328,692
Other intangible assets, net	28,957	41,562
Other assets	3,282	2,986

Total assets	$587,521	$590,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,030	$9,154
Accrued compensation and related liabilities	22,181	30,046
Accrued liabilities	20,293	22,458
Restructuring obligations	13,310	18,144
Deferred revenue	45,549	39,548
Deferred income—Softbank	13,577	13,368

Total current liabilities	125,940	132,718
Deferred rent obligations	22,824	22,184
Restructuring obligations, less current portion	84,989	68,356
Deferred revenue, less current portion	23,733	21,056
Deferred income—Softbank, less current portion	3,960	13,925

Total liabilities	261,446	258,239

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock	149	143
Additional paid-in capital	5,019,246	5,023,965
Deferred stock-based compensation	—	(35,537)
Accumulated other comprehensive income	3,595	3,011
Accumulated deficit	(4,696,915)	(4,659,177)

Total stockholders’ equity (Note 4)	326,075	332,405

Total liabilities and stockholders’ equity	$587,521	$590,644

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005 (1)	2006	2005 (1)
Revenues:
License	$6,075	$10,070	$18,832	$39,807
Subscription and maintenance	31,619	30,213	94,008	92,865
Services and other	35,939	37,432	110,766	113,240

Total revenues	73,633	77,715	223,606	245,912

Cost of revenues:
License	306	998	1,373	2,746
Subscription and maintenance	8,082	7,251	23,491	22,079
Services and other	33,035	31,400	97,330	94,822
Amortization of acquired technology and customer intangible assets	3,696	4,907	12,005	14,888

Total cost of revenues	45,119	44,556	134,199	134,535

Gross profit	28,514	33,159	89,407	111,377

Operating expenses:
Sales and marketing	22,330	22,824	55,469	70,690
Research and development	12,333	12,101	37,080	37,683
General and administrative	6,973	7,044	24,138	25,148
Other income—Softbank	(3,396)	(3,350)	(10,190)	(6,145)
Amortization of other intangible assets	200	200	600	598
Restructuring and integration	24,376	34,570	25,379	38,669
Goodwill impairment	—	247,830	—	247,830
Litigation provision	—	—	—	37,000

Total operating expenses	62,816	321,219	132,476	451,473

Loss from operations	(34,302)	(288,060)	(43,069)	(340,096)
Interest and other income, net	3,138	349	5,974	3,604

Net loss before income taxes and minority interests	(31,164)	(287,711)	(37,095)	(336,492)
Provision for income taxes	318	1,005	643	5,849
Minority interests in net income of consolidated subsidiaries	—	(1)	—	17

Net loss	$(31,482)	$(288,715)	$(37,738)	$(342,358)

Net loss per share—basic and diluted	$(0.48)	$(4.52)	$(0.58)	$(5.40)

Weighted average shares—basic and diluted	65,817	63,839	65,493	63,355

(1)	The Company has made certain reclassifications to prior year amounts to conform to the current year presentation, none of which affected net loss or net loss per share. See Note 1 to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended June 30,
	2006	2005
Operating activities:
Net loss	$(37,738)	$(342,358)
Adjustments to reconcile net loss to net cash from operating activities:
(Recovery of) provision for doubtful accounts	(158)	3,250
Depreciation	5,926	7,144
Amortization of intangible assets	12,605	16,071
Goodwill impairment	—	247,830
Stock-based compensation	29,910	12,078
Minority interests in net income of consolidated subsidiaries	—	17
Changes in operating assets and liabilities:
Accounts receivable	7,033	(294)
Prepaid expenses and other assets	(2,594)	(409)
Accounts payable	1,876	(938)
Accrued compensation and related liabilities	(7,865)	(3,507)
Accrued liabilities	(4,200)	(44,710)
Restructuring obligations	12,271	29,829
Deferred revenue	11,806	(3,872)
Deferred income—Softbank	(10,190)	13,729

Net cash from operating activities	18,682	(66,140)

Investing activities:
Purchases of property and equipment	(4,239)	(5,089)
Sales of investments, net of purchases	(7,549)	18,034
Acquisition of minority interest	—	(4,235)
Allocation from restricted cash, net	1,425	39,561

Net cash from investing activities	(10,363)	48,271

Financing activities:
Proceeds from issuance of common stock, net	3,034	9,026

Net cash from financing activities	3,034	9,026

Effect of foreign exchange rate changes on cash and cash equivalents	143	1,983

Net change in cash and cash equivalents	11,496	(6,860)
Cash and cash equivalents at beginning of period	60,909	74,031

Cash and cash equivalents at end of period	$72,405	$67,171

See accompanying notes to condensed consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company”), provides spend management solutions that allow enterprises to efficiently manage the purchasing of non-payroll goods and services required to run their business. The Company refers to these non-payroll expenses as “spend.” The Company’s solutions include software, network access, professional services and expertise. They are designed to provide enterprises with technology and business process improvements to better manage their corporate spend and, in turn, save money. The Company’s software and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and settlement activities. The Company was incorporated in Delaware in September 1996.

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

Reclassifications

The Company has made certain reclassifications to prior year amounts to conform to the current year presentation, none of which affected net loss or net loss per share. Specifically, with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), the Company has reclassified $3.4 million and $12.1 million of stock-based compensation into cost of revenues, sales and marketing, research and development and general and administrative expenses in the three and nine months ended June 30, 2005, respectively. In addition, the Company reclassified state franchise taxes of $34,000 and $227,000 from the provision for income taxes into general and administrative expense in the three and nine months ended June 30, 2005, respectively. The following table reflects the effect of all of these reclassifications for the three and nine months ended June 30, 2005 (in thousands):

	Three Months Ended June 30, 2005		Nine Months Ended June 30, 2005
	As Previously Reported	As Reclassified	As Previously Reported	As Reclassified
Cost of revenues—subscription and maintenance	$7,039	$7,251	$21,391	$22,079
Cost of revenues—services and other	$30,483	$31,400	$91,868	$94,822
Sales and marketing	$21,540	$22,824	$65,562	$70,690
Research and development	$11,772	$12,101	$36,434	$37,683
General and administrative	$6,330	$7,044	$22,862	$25,148
Stock-based compensation	$3,422	$—	$12,078	$—
Provision for income taxes	$1,039	$1,005	$6,076	$5,849

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

No customer accounted for more than 10% of total revenues for the three and nine months ended June 30, 2006 and 2005. In addition, no customer accounted for more than 10% of net accounts receivable as of June 30, 2006 and September 30, 2005, the Company’s most recent fiscal year end.

Adoption of Accounting Standards and New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R. In January 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides supplemental guidance for SFAS No. 123R. The Company has adopted SFAS No. 123R in the Company’s first quarter of fiscal year 2006. SFAS No. 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123R had a material impact on the Company’s results of operations. See “Stock-Based Compensation and Deferred Stock-Based Compensation” for further details.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will early adopt the provisions of this Interpretation in its first quarter of fiscal year 2007 and is currently evaluating the impact of this guidance on its financial position, results of operation and cash flows.

Revenue Recognition

Substantially all of the Company’s revenues are derived from three sources: (i) licensing software; (ii) providing hosted software solutions, technical support and product updates, otherwise known as subscription and maintenance; and (iii) providing services, including implementation services, consulting services, managed services, training, education, premium support and other miscellaneous services. The Company’s standard end user license agreement provides for use of the Company’s software under either a perpetual license or a time- based license based on the number of users. The Company licenses its software in multiple element arrangements in which the customer typically purchases a combination of some or all of the following: (i) software products, either on a standalone or hosted basis; (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and unspecified product updates typically over a period of one year; and (iii) a services arrangement, on either a fixed fee for access to specific services over time or a time and materials basis.

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

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, SAB 104, Revenue Recognition, EITF 00-21, Revenue Arrangements with Multiple Deliverables and EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

service has occurred; the fee is fixed or determinable; and collectibility is probable. Payment terms are considered extended when greater than 20% of an arrangement fee is due beyond twelve months from delivery. In these scenarios, fees are not “fixed or determinable”, and therefore revenue is recognized when fees are due and payable. In arrangements where at least 80% of license fees are due within one year or less from delivery, the entire arrangement fee is considered fixed or determinable and revenue is recognized when the remaining basic revenue recognition criteria are met, provided that any accompanying services are not considered essential to the functionality of the software products. If collectibility is not considered probable at the inception of the arrangement, the Company does not recognize revenue until the fee is collected.

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

If the Company does not have fair value for at least one of the undelivered elements in an arrangement, the Company defers revenue recognition of the entire agreement until the elements are delivered, or if the undelivered elements are a subscription or time-based service, recognizes revenue ratably over the longest contractual term in the arrangement. For statement of operations allocation purposes, where more than one element in an arrangement does not have fair value, target pricing is used to allocate the amount remaining after allocating revenue to those elements which have fair value.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective transition method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, for pro forma disclosures. Compensation expense in fiscal year 2005 related to stock options and the employee stock purchase plan continues to be disclosed on a pro forma basis only. As a result of the adoption of SFAS No. 123R, the Company’s net loss for the three and nine months ended June 30, 2006 was $2.7 million and $7.1 million greater, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. This resulted in an increase to basic and diluted net loss per share by $0.04 and $0.11 for the three and nine months ended June 30, 2006, respectively. Also during the quarter ended December 31, 2005, in accordance with the modified prospective transition method, the Company eliminated $35.5 million of unamortized value of restricted shares, which represented unrecognized compensation cost for restricted stock awards. The Company also adjusted goodwill by $2.1 million as of October 1, 2005, which represented the unamortized deferred stock-based compensation of unvested stock options as of October 1, 2005 assumed in the merger with FreeMarkets, Inc. (“FreeMarkets”) in July 2004. Because the Company used the modified prospective transition method, financial statements for prior periods have not been restated.

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

Comparable Disclosures

As discussed above in this Note, the Company accounted for share-based employee compensation under SFAS No. 123R’s fair value method during the three and nine months ended June 30, 2006. Prior to October 1, 2005, the Company accounted for share-based employee compensation under the provisions of APB Opinion No. 25 and did not adopt the recognition provisions of SFAS No. 123. Accordingly, the Company recorded no share-based compensation expense for its stock options or its employee stock purchase plan for the three and nine months ended June 30, 2005. The following table illustrates the effect on the Company’s net loss and net loss per share for the three and nine months ended June 30, 2005 if it had applied the fair value recognition provisions of SFAS No. 123R to share-based compensation using the Black-Scholes valuation model (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net loss, as reported	$(288,715)	$(342,358)
Add back stock-based compensation expense included in reported net loss	3,422	12,078
Less stock-based compensation expense for restricted stock	(3,453)	(11,196)
Less stock-based compensation expense for options and ESPP determined under fair value based method	(7,382)	(26,548)

Pro forma net loss	$(296,128)	$(368,024)

Reported basic and diluted net loss per share	$(4.52)	$(5.40)

Pro forma basic and diluted net loss per share	$(4.64)	$(5.81)

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

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions. The Company did not grant stock options in the three months ended June 30, 2006:

	Three Months Ended June 30,		Nine Months Ended June 30,
Employee and Director Stock Options	2006	2005	2006	2005
Risk-free interest rate	NA	3.59%	4.25%	3.25 – 3.78%
Expected lives (years)	NA	3.1	2.8	3.1 – 3.2
Dividend yield	NA	0%	0%	0%
Expected volatility	NA	91%	83%	91 – 97%

	Three Months Ended June 30,		Nine Months Ended June 30,
Employee Stock Purchase Plan	2006	2005	2006	2005
Risk-free interest rate	5.25%	3.17%	4.34 – 5.25%	2.50 – 3.17%
Average expected lives (years)	1.25	1.25	1.25	1.25
Dividend yield	0%	0%	0%	0%
Expected volatility	51%	84%	44 – 51%	64 – 96%

During the three and nine months ended June 30, 2006, the Company recorded $2.7 million and $7.1 million, respectively, of stock-based compensation expense associated with employee and director stock options and employee stock purchase plan programs. As of June 30, 2006, there was $4.2 million of unrecognized compensation cost related to employee and director stock options and employee stock purchase plan programs. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The cost is expected to be recognized through fiscal year 2010. During the three and nine months ended June 30, 2005, the Company recorded $(31,000) and $882,000, respectively, of stock-based compensation primarily associated with stock options assumed in the merger with FreeMarkets in July 2004.

During the three months ended June 30, 2006 and 2005, the Company granted 333,000 and 320,000 shares, respectively, of restricted common stock to executive officers and certain employees with a fair value of $2.9 million and $1.8 million, respectively. During the nine months ended June 30, 2006 and 2005, the Company granted 3.0 million and 2.5 million shares, respectively, of restricted common stock to executive officers and certain employees with a fair value of $27.1 million and $24.2 million, respectively. These amounts will be amortized in accordance with FASB Interpretation No. 28 over the vesting period of the individual restricted common stock grants, which are two to three years. During the three months ended June 30, 2006 and 2005, the Company recorded $8.7 million and $3.5 million, respectively, of stock-based compensation expense associated with restricted stock grants. During the nine months ended June 30, 2006 and 2005, the Company recorded $22.8 million and $11.2 million, respectively, of stock-based compensation expense associated with restricted stock

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

grants. As of June 30, 2006, there was $34.7 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The cost is expected to be recognized over a weighted-average period of 0.92 years through fiscal year 2009.

Total stock-based compensation of $11.4 million and $3.4 million was recorded in the three months ended June 30, 2006 and 2005, respectively, and total stock-based compensation of $29.9 million and $12.1 million was recorded in the nine months ended June 30, 2006 and 2005, respectively, to various operating expense categories as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Cost of revenues—subscription and maintenance	$662	$212	$1,661	$688
Cost of revenues—services and other	2,642	917	6,754	2,954
Sales and marketing	3,950	1,284	10,013	5,128
Research and development	1,750	329	4,925	1,249
General and administrative	2,427	680	6,557	2,059

Total	$11,431	$3,422	$29,910	$12,078

Note 2—Goodwill and Other Intangible Assets

The table below reflects changes or activity in the balances related to goodwill for the nine months ended June 30, 2006 (in thousands):

Net carrying amount
Goodwill balance as of September 30, 2005	$328,692
Less: goodwill adjustments	(2,591)

Goodwill balance as of June 30, 2006	$326,101

For the nine months ended June 30, 2006, the Company recorded a $2.1 million decrease to goodwill due to the implementation of SFAS No. 123R, which represented the unamortized deferred stock-based compensation of unvested stock options as of October 1, 2005 that were assumed in the merger with FreeMarkets in July 2004. In addition, the Company recorded a $472,000 decrease to goodwill due to the assignment of a lease of an excess legacy FreeMarkets facility.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The table below reflects balances related to other intangible assets as of June 30, 2006 and September 30, 2005 (in thousands):

	Useful Life	June 30, 2006			September 30, 2005
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	18 to 36 months	$10,400	$(9,107)	$1,293	$10,400	$(6,965)	$3,435
Order backlog	6 months	100	(100)	—	100	(100)	—
Trade name/trademark	60 months	1,800	(754)	1,046	1,800	(474)	1,326
Excess fair value of Visteon in-place contract over current fair value	10 months	1,894	(1,894)	—	1,894	(1,894)	—
Visteon contract and related customer relationship	48 months	3,206	(1,603)	1,603	3,206	(1,002)	2,204
Other contracts and related customer relationships	12 to 48 months	51,081	(26,066)	25,015	51,081	(16,484)	34,597

Total		$68,481	$(39,524)	$28,957	$68,481	$(26,919)	$41,562

Amortization of other intangible assets for the three and nine months ended June 30, 2006 totaled $3.9 million and $12.6 million, respectively. Of the total, amortization of $3.7 million and $12.0 million related to the Visteon contract and related customer relationship, other contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three and nine months ended June 30, 2006, respectively. Amortization of $200,000 and $600,000 related to trade name/trademark and other contracts and related customer relationships was recorded as operating expense in the three and nine months ended June 30, 2006.

Amortization of other intangible assets for the three and nine months ended June 30, 2005 totaled $5.1 million and $16.1 million, respectively. Of the total, amortization of $4.9 million and $14.9 million related to the Visteon contract and related customer relationship, other contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three and nine months ended June 30, 2005, respectively. Amortization of $200,000 and $598,000 related to trade name/trademark, other contracts and related customer relationships was recorded as operating expense in the three and nine months ended June 30, 2005, respectively. Amortization of $568,000 related to the excess fair value of the Visteon in-place contract over current fair value was recorded as a reduction of revenues in the nine months ended June 30, 2005.

Note 3—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 191,200 square feet in this facility. The Company currently subleases two and one-half buildings, totaling 442,600 square feet, to third parties. These subleases expire in July 2007, May 2008 and August 2008, respectively. The remaining 82,200 square feet is available for sublease. Minimum monthly lease payments are

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

approximately $2.9 million and escalate annually, with the total future minimum lease payments amounting to $260.8 million over the remaining lease term. As part of this lease agreement, the Company is required to hold certificates of deposit, totaling $30.3 million as of June 30, 2006, as a form of security through fiscal year 2013. Also, the Company is required by other lease agreements to hold an additional $1.6 million of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $31.9 million is classified as restricted cash on the Company’s consolidated balance sheet as of June 30, 2006.

The Company also occupies 93,100 square feet of office space in Pittsburgh, Pennsylvania under a lease covering 182,000 square feet that expires in May 2010. The remaining 88,900 square feet is available for sublease. This location consists principally of the Company’s services and administrative organizations.

The Company leases certain equipment, software and its facilities under various noncancelable operating and immaterial capital leases with various expiration dates through 2013. Gross operating rental expense was $11.9 million and $12.3 million for the three months ended June 30, 2006 and 2005, respectively, and $36.5 million and $38.1 million for the nine months ended June 30, 2006 and 2005, respectively. This expense was reduced by sublease income of $4.3 million and $4.1 million for the three months ended June 30, 2006 and 2005, respectively and $12.9 million and $12.4 million for the nine months ended June 30, 2006 and 2005, respectively.

The following table summarizes future minimum lease payments and sublease income under noncancelable operating leases as of June 30, 2006 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income
2006	$12,316	$4,403
2007	44,019	14,401
2008	44,607	4,142
2009	45,081	—
2010	44,040	—
Thereafter	100,486	—

Total	$290,549	$22,946

Of the total operating lease commitments noted above, $96.2 million is for occupied properties and $194.3 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring and integration costs

The Company recorded a charge to operations for restructuring and integration costs of $24.4 and $25.4 million in the three and nine months ended June 30, 2006, respectively, and $34.6 million and $38.7 million for the three and nine months ended June 30, 2005, respectively. See disclosure below for a detailed discussion of these amounts.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table details accrued restructuring and integration obligations and related activity through June 30, 2006 (in thousands):

	Severance and benefits	Lease abandonment costs	Other integration costs	Total restructuring and integration costs
Accrued restructuring obligations as of September 30, 2004	$3,129	$54,492	$246	$57,867
Cash paid	(6,830)	(17,764)	(1,593)	(26,187)
Total charge to operating expense	5,385	34,516	1,347	41,248
Purchase accounting adjustment	—	1,185	—	1,185
Sublease early payment from tenant	—	12,387	—	12,387

Accrued restructuring obligations as of September 30, 2005	1,684	84,816	—	86,500
Cash paid	(1,695)	(11,413)	—	(13,108)
Total charge to operating expense	273	25,106	—	25,379
Purchase accounting adjustment	—	(472)	—	(472)

Accrued restructuring obligations as of June 30, 2006	$262	$98,037	$—	98,299

Less: current portion				13,310

Accrued restructuring obligations, less current portion				$84,989

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. During the nine months ended June 30, 2006, an additional $273,000 of severance and benefits was recorded in connection with the previously announced reduction of the Company’s workforce primarily to better align its expenses with its revenue levels and to enable the Company to invest in certain growth initiatives.

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Mountain View and Sunnyvale, California and Pittsburgh, Pennsylvania. Total lease abandonment costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. As of June 30, 2006, $98.0 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013. In the three months ended June 30, 2006, the Company revised its estimates for sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market and sublease commencement dates, resulting in a charge of $24.4 million. The remaining charge in the nine months ended June 30, 2006 was for an adjustment to the Company’s restructuring obligation related to a prior period. The cumulative understatement of expenses for periods prior to the three months ended June 30, 2006 was approximately $730,000. The Company concluded that the effect of the adjustment was not material to the current or any relevant prior period. The Company recorded the cumulative understatement as an increase in restructuring and integration expense and to total operating expenses during the nine months ended June 30, 2006. During the nine months ended June 30, 2006, the Company also recorded a $472,000 decrease to the restructuring obligation due to the assignment of a lease of an excess legacy FreeMarkets facility. The reversal of the remaining obligation related to this facility has been recorded as a decrease to goodwill.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company’s lease abandonment accrual is net of $85.6 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $22.9 million as of June 30, 2006, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at June 30, 2006, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the Company’s Sunnyvale, California headquarters and its other principal office in Pittsburgh, Pennsylvania by approximately $7.6 million as of June 30, 2006.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of June 30, 2006.

Other accrual

During the fiscal years ended September 30, 2000 and 2001, the Company recorded certain accruals under various sales commission arrangements. It is the Company’s policy to reverse these accruals for these fiscal years as a reduction in expense based upon a number of factors including the California statute of limitations. During the nine months ended June 30, 2006, the Company adjusted the accrual to reflect a revision in the scheduled release of these accruals. The reversal in the nine months ended June 30, 2006 includes $1.3 million related to the year ended September 30, 2005. The Company has concluded that the effect of the error was not material to the prior period or to the trend of earnings or to the estimated loss from operations or net loss for the fiscal year ending September 30, 2006. In addition, the Company reversed $713,000 and $2.9 million from these accruals in the three and nine months ended June 30, 2006, respectively.

Litigation

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to the Company’s and FreeMarkets’ initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against the Company and FreeMarkets, and against certain of the two companies’ former officers and directors. These complaints were later consolidated into single class action proceedings related to each IPO. In June 2003, a proposed settlement was reached between plaintiffs and the Company and FreeMarkets (the individual defendants having been previously dismissed). As part of the proposed settlement, the settling issuers were required to assign to the plaintiffs certain claims they had against their underwriters (“Assigned Claims”). Pending the Court’s final approval of the settlement, the Assigned Claims were conditionally assigned to a litigation trustee, which filed lawsuits against the various issuers’ respective underwriters alleging the Assigned Claims. On February 24, 2006, the Court dismissed, with prejudice, the Assigned Claims brought by the litigation trustee against the underwriters on statute of limitations grounds. The plaintiffs have appealed the Court’s decision. Because the Assigned Claims were part of the consideration contemplated under the settlement, it is unclear how the Court’s recent decision will impact the settlement and the Court’s final approval of it. On April 24, 2006, the Court held a hearing in connection with a motion for final approval of the proposed

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

settlement. The Court did not rule on the fairness of the settlement at the hearing. It is uncertain when the Court will issue a ruling, and there can be no assurance that the Court will provide final approval of the settlement. As of June 30, 2006, no amount is accrued as a loss is not considered probable or estimable.

Shareholder Derivative Litigation

In 2003, a number of purported shareholder derivative suits alleging various claims in connection with the Company’s restatement in fiscal year 2003 were filed in the Superior Court of California for the County of Santa Clara on behalf of the Company and against certain of its current and former officers and directors. These complaints were later consolidated into a single purported derivative action. In June 2005, the consolidated action was dismissed by the Court with prejudice. Plaintiffs have filed a notice of appeal and the briefing on that appeal was completed on January 26, 2006. As of June 30, 2006, no amount is accrued as a loss is not considered probable or estimable.

Litigation Relating to Alleged Patent Infringement Disclosures Involving our Chairman and CEO and Former President and Director

On October 31, 2005, a purported class action, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, was filed in the United States District Court for the Eastern District of Virginia against the Company’s Chairman and Chief Executive Officer and a former executive and director of the Company. The Company is not named as a defendant in the suit. The action was brought on behalf of stockholders who purchased the Company’s stock from January 28, 2004 through January 31, 2005. The complaint alleges that the defendants artificially inflated the Company’s stock price between those dates by failing to disclose, in public statements that the Company made about its products, market position and performance, that some of those products allegedly infringed patents belonging to a third party. On January 18, 2006, plaintiff Jonathan Crowell filed a motion for appointment of lead plaintiff and lead counsel, which was granted by the Court on June 8, 2006. It is anticipated that defendants’ time to respond to the complaint will be extended until the case has been transferred to the Northern District of California, and an amended complaint has been filed. As of June 30, 2006, no amount is accrued as a loss is not considered probable or estimable.

Patent Litigation

The Company was a defendant in a suit that had been pending in the United States District Court for the District of Massachusetts since November 2005. The plaintiff in that matter, Sky Technologies, Inc (“Sky”), had alleged that certain unidentified Company products violate three U.S. patents owned by Sky. Sky sought damages in an undisclosed amount, enhancement of those damages, an attorneys fee award and an injunction against further infringement. In January 2006, Sky and the Company agreed that the matter would be dismissed without prejudice for a period no less than nine months in duration while they attempt to negotiate a resolution to their dispute. The District Court entered that dismissal without prejudice on January 18, 2006. If the matter is not resolved through informal discussions during this period, the Company expects that the suit, or a substantially similar action, will be filed by Sky in the same United States District Court at or around expiration of the nine month negotiation period. As of June 30, 2006, no amount is accrued as a loss is not considered probable or estimable.

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

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The Company received an insurance reimbursement of $4.9 million in March 2006 for expenses incurred in certain prior litigation matters. The amount was recorded as a credit to sales and marketing expense in the nine months ended June 30, 2006, which is where the incurred expenses were initially recorded.

Indemnification

The Company sells software licenses, access to its on-demand offerings and/or services to its customers under contracts that the Company refers to as Terms of Purchase or Software License and Service Agreements (collectively, “SLSA”). Each SLSA contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that may be incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright, trade secret, trademark or other proprietary right of a third party. The SLSA generally limits the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain product usage limitations and geography-based scope limitations, and a right to replace an infringing product or service or modify them to make them non-infringing. If the Company cannot address the infringement by replacing the product or service, or modifying the product or service, the Company is allowed to cancel the license or service and return certain of the fees paid by the customer.

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding as of June 30, 2006. For several reasons, including the lack of prior customer indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

Note 4—Stockholders’ Equity

Stock-Based Compensation Plans

A summary of the activity related to the Company’s restricted common stock is presented below:

	Nine Months Ended June 30, 2006
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	7,273,101	$7.17
Granted	2,955,396	$9.17
Vested	(829,265)	$9.77
Forfeited	(584,206)	$6.81

Nonvested at end of period	8,815,026	$7.58

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A summary of the activity related to the Company’s stock options is presented below:

	Nine Months Ended June 30, 2006
	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	3,354,918	$14.27
Granted	8,600	$8.56
Exercised	(351,371)	$7.04
Forfeited	(952,058)	$22.16

Outstanding at end of period	2,060,089	$11.82	$3,585,000

Exercisable at end of period	1,566,545	$12.68	$3,227,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the nine months ended June 30, 2006 and 2005 was $520,000 and $8.1 million, respectively. The weighted-average grant date fair value of options granted during the nine months ended June 30, 2006 and 2005 was $4.39 and $6.88, respectively.

The following table summarizes information about stock options outstanding as of June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$ 0.01—$ 5.56	563,061	2.5	$3.46	563,061	2.5	$3.46
$ 5.57—$ 7.43	576,375	7.9	$6.67	356,340	7.9	$6.71
$ 7.44—$ 11.98	419,284	7.5	$9.70	222,653	7.5	$9.89
$11.99—$ 26.52	422,823	7.0	$15.58	347,304	7.0	$15.74
$26.53—$733.50	78,546	4.1	$100.64	77,187	4.1	$101.75

$ 0.01—$733.50	2,060,089	6.0	$11.82	1,566,545	6.0	$12.68

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three and nine months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(31,482)	$(288,715)	$(37,738)	$(342,358)
Unrealized gain (loss) on securities	308	263	435	(60)
Foreign currency translation adjustments	314	(1,443)	163	1,576
Cash flow hedge gain (loss)	27	1,222	(14)	2,195

Comprehensive loss	$(30,833)	$(288,673)	$(37,154)	$(338,647)

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive income as of June 30, 2006 and September 30, 2005 are as follows (in thousands):

	June 30, 2006	September 30, 2005
Unrealized gain (loss) on securities	$307	$(128)
Foreign currency translation adjustments	3,275	3,112
Cash flow hedge gain	13	27

Accumulated other comprehensive income	$3,595	$3,011

In January 2005, the Company hedged anticipated cash flows from Ariba Korea using foreign currency forward contracts (Korean Won) to offset the translation and economic exposures related to those cash flows. The Korean Won hedge minimizes currency risk arising from cash held in Korean Won as a result of the Softbank settlement in October 2004. The change in fair value of the Korean Won forward contract attributable to the changes in forward exchange rates (the effective portion) is reported in stockholders’ equity. It is anticipated that the majority of the cash held in Ariba Korea will be repatriated in the next three months. The notional amount of our hedge was 3.0 billion Korean Won ($3.2 million) as of June 30, 2006. The unrealized net gain on the Korean Won cash flow hedge reported in stockholders’ equity was $13,000 as of June 30, 2006.

Accumulated Deficit

In connection with a review of the Company’s accruals and accounts payable accounts in the three months ended March 31, 2006, a $2.9 million adjustment was made to the October 1, 2003 stockholders’ equity balance and to reduce accounts payable and accrued liabilities by $1.9 million and $1.0 million, respectively, as of such date. This adjustment was reflected in the consolidated balance sheet as of September 30, 2005 and will be reflected in the statement of stockholders’ equity upon filing of the Company’s Annual Report on Form 10-K for fiscal year 2006. The Company has concluded that this correction is not material to stockholders’ equity, current liabilities or the Consolidated Balance Sheet.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 5—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(31,482)	$(288,715)	$(37,738)	$(342,358)

Weighted-average common shares outstanding	74,561	66,190	73,306	65,601
Less: Weighted-average common shares subject to repurchase	(8,744)	(2,351)	(7,813)	(2,246)

Weighted-average common shares—basic and diluted	65,817	63,839	65,493	63,355

Net loss per common share—basic and diluted	$(0.48)	$(4.52)	$(0.58)	$(5.40)

For the three months ended June 30, 2006 and 2005, 1.1 million and 10.9 million weighted-average potential common shares, respectively, consisting primarily of outstanding options, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive. For the nine months ended June 30, 2006 and 2005, 1.2 million and 9.9 million weighted-average potential common shares, respectively, consisting primarily of outstanding options, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

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

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Financial information for each reportable segment was as follows for the three and nine months ended June 30, 2006. Comparative information for the three and nine months ended June 30, 2005 is not presented as it is not practicable to do so (in thousands):

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Revenue
North America	$45,188	$134,580
EMEA	15,781	50,907
APAC	5,573	17,622
Corporate	7,091	20,497

Total revenue	$73,633	$223,606

Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Certain revenue items are not allocated to segments because they are separately managed at the corporate level. These items include Ariba Managed Procurement Services, supplier membership fees and expense reimbursement.

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Contribution margin
North America	$16,860	$51,735
EMEA	4,005	14,924
APAC	(6)	1,451

Total segment contribution margin	$20,859	$68,110

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

The reconciliation of segment information to the Company’s net loss before income taxes and minority interest was as follows for the three and nine months ended June 30, 2006. Comparative information for the three and nine months ended June 30, 2005 is not presented as it is not practicable to do so (in thousands):

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Total segment contribution margin	$20,859	$68,110
Corporate revenue	7,091	20,497
Corporate costs, such as research and development, corporate general and administrative and other	(37,376)	(103,882)
Amortization of acquired technology and customer intangible assets	(3,696)	(12,005)
Other income—Softbank	3,396	10,190
Amortization of other intangibles	(200)	(600)
Restructuring and integration	(24,376)	(25,379)
Interest and other income, net	3,138	5,974

Loss before income taxes and minority interests	$(31,164)	$(37,095)

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
License revenues	$6,075	$10,070	$18,832	$39,807
Subscription revenues	13,327	11,750	37,784	35,162
Maintenance revenues	18,292	18,463	56,224	57,703
Services and other revenues	35,939	37,432	110,766	113,240

Total	$73,633	$77,715	$223,606	$245,912

Information regarding long-lived assets in geographic areas are as follows (in thousands):

	June 30, 2006	September 30, 2005
Long-Lived Assets:
United States	$14,366	$16,563
International	1,946	1,436

Total	$16,312	$17,999

Note 7—Other Income—Softbank

In June 2003, the Company commenced an arbitration proceeding against Softbank Corp. (“Softbank”) for failing to meet its contractual revenue commitments. In October 2004, the Company entered into a definitive agreement with Softbank settling their dispute. A total of $37.0 million was recorded as “Deferred income—Softbank” in connection with the settlement. As the Company was unable to determine the respective fair value of the amounts that related to Softbank’s software license, related maintenance and the Company’s prior agreements with Softbank, the $37.0 million will be recognized ratably as “Other income—Softbank” over the three-year software license term ending in October 2007. The Company also made a provision for taxes of $4.8 million in the three months ended December 31, 2004 as a result of the settlement. The Company recorded $3.4 million in income related to the Softbank agreement in each of the three months ended June 30, 2006 and 2005 and $10.2 million and $6.1 million in the nine months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, deferred income related to the Softbank settlement was $17.5 million.

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

Our software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. It is designed to integrate with all major platforms and can be accessed via a web browser. Our software can be deployed as an installed application or provided as a service in an on-demand model. In addition to application software, Ariba Spend Management solutions include implementation and strategic consulting services, education and training, commodity expertise and decision support services, benchmarking services, low-cost country sourcing services and procurement outsourcing services. Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Approximately 140,000 registered suppliers, offering a wide array of goods and services, are connected to the Ariba Supplier Network.

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

We have aligned our business model with the way we believe customers want to purchase and deploy spend management solutions. Customers may generally subscribe to our software products and services for a specified term, purchase a perpetual software license and/or pay for services on a time-and-materials or volume-based basis, depending upon their business requirements. Our revenue is comprised of license fees, subscription and maintenance fees, and services and other fees. License revenue consists of fees charged for the use of our software products under perpetual or term agreements. Subscription and maintenance revenue consists of fees charged for hosted software solutions and fees for product updates and support, as well as fees paid by suppliers for access to the Ariba Supplier Network. Services and other revenue consists of fees for implementation services, consulting services, managed services, training, education, premium support and other miscellaneous items.

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

Overview of Quarter Ended June 30, 2006

Our software sales have shifted over time from predominantly perpetual licenses, with upfront revenue recognition, to more subscription or term licenses, with revenue recognition spread out over time. This trend contributed to our license revenue declining in the quarter ended June 30, 2006. However, our backlog of subscription software contracts did increase during the quarter, which we anticipate will be recognized as revenue during the fourth quarter of fiscal year 2006 and beyond.

More specifically, license revenues of $6.1 million in the three months ended June 30, 2006 were down 40% compared to the three months ended June 30, 2005, primarily due to a shift from perpetual software licenses to more subscription and hosted term licenses and a difficult selling environment, particularly for large enterprise software deals. Subscription and maintenance revenues of $31.6 million were up 5% compared to the three months ended June 30, 2005. Finally, services and other revenues of $35.9 million were down 4% compared to the three months ended June 30, 2005.

As a result of these trends, we experienced a significant shift in our revenue mix, with license revenues contributing 8% of total revenues in the three months ended June 30, 2006 compared to 13% in the three months ended June 30, 2005, subscription and maintenance revenues contributing 43% of total revenues in the three months ended June 30, 2006 compared to 39% in the three months ended June 30, 2005, and services and other revenues contributing 49% of total revenues in the three months ended June 30, 2006 compared to 48% in the three months ended June 30, 2005. Our gross profit as a percentage of revenues declined to 39% in the three months ended June 30, 2006 compared 43% in the three months ended June 30, 2005, primarily as a result of this shift in our revenue mix (as the gross margin of software license revenues is typically much higher than the gross margin of services revenues).

Operating expenses decreased to $62.8 million in the three months ended June 30, 2006 compared to $321.2 million in the three months ended June 30, 2005. The decrease in operating expenses is primarily attributable to a goodwill impairment charge of $247.8 million in the three months ended June 30, 2005, a decrease in restructuring costs of $10.2 million resulting from revisions of our estimates primarily in the Northern California real estate market and cost cutting measures initiated in fiscal year 2005. In sum, our total expenses, including cost of revenue and other items, decreased to $105.1 million compared to $366.4 million in the three months ended June 30, 2005, which caused a net loss for the quarter of $31.5 million compared to $288.7 million in the three months ended June 30, 2005. The decrease in total expenses was partially offset by an increase in stock-based compensation of $8.0 million, consisting of $5.3 million from restricted stock grants in fiscal year 2005 and 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005 and $2.7 million from the modified prospective transition method of adoption of SFAS No. 123R in fiscal year 2006.

Outlook for Fiscal Year 2006

We anticipate that the shift in our software business from license sales to subscription sales will continue during fiscal year 2006. More specifically, we believe license revenue will continue to decline in fiscal year 2006, but the sequential declines in quarterly license revenue should be at a slower pace as compared to fiscal year 2005 and eventually moderate by the end of fiscal year 2006. We expect growth in subscription software revenue in the fourth quarter of fiscal year 2006 to offset the declines in license revenue. In summary, we expect these trends to largely offset each other, with total revenue remaining relatively flat on a sequential basis for the next quarter. From an expense standpoint, we anticipate that costs and expenses over the next quarter will decrease as compared to the three months ended June 30, 2006 due to a decrease in restructuring charges.

We believe that our success for the fourth quarter of fiscal year 2006 will depend largely on our ability to: (1) manage the shift to an on-demand delivery model from both a product and a financial standpoint; (2) sell bundled solution offerings that include both technology and expert services; (3) renew our subscription or time-based revenues, including on-demand software fees, maintenance fees, and fees for certain services; and (4) capitalize on new revenue opportunities, such as access fees for the Ariba Supplier Network pursuant to the Supplier Membership Program, procurement outsourcing, and selling on-demand spend management solutions to mid-market and growing enterprise customers.

We believe that key risks to our future revenues include: our ability to shift from selling perpetual license software to on-demand subscription solutions; our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; our ability to generate organic growth; the market acceptance of spend management solutions as a standalone market category; the overall level of information technology spending; and potential declines in average selling prices. We believe that key risks to our future operating profitability include: our ability to maintain or grow our revenues; a shift in our mix of revenues from higher margin license fees to lower margin services and other fees; our ability to maintain utilization of our services organization; our ability to maintain our margins as we manage the transition to an on-demand business model; and the potential adverse impacts resulting from legal proceedings. Our prospects must be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in new and rapidly evolving markets, have completed several acquisitions in the past and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

Results of Operations

The following table sets forth statements of operations data for the periods indicated. The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the SEC on December 7, 2005.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues:
License	$6,075	$10,070	$18,832	$39,807
Subscription and maintenance	31,619	30,213	94,008	92,865
Services and other	35,939	37,432	110,766	113,240

Total revenues	73,633	77,715	223,606	245,912

Cost of revenues:
License	306	998	1,373	2,746
Subscription and maintenance	8,082	7,251	23,491	22,079
Services and other	33,035	31,400	97,330	94,822
Amortization of acquired technology and customer intangible assets	3,696	4,907	12,005	14,888

Total cost of revenues	45,119	44,556	134,199	134,535

Gross profit	28,514	33,159	89,407	111,377

Operating expenses:
Sales and marketing	22,330	22,824	55,469	70,690
Research and development	12,333	12,101	37,080	37,683
General and administrative	6,973	7,044	24,138	25,148
Other income—Softbank	(3,396)	(3,350)	(10,190)	(6,145)
Amortization of other intangible assets	200	200	600	598
Restructuring and integration	24,376	34,570	25,379	38,669
Goodwill impairment	—	247,830	—	247,830
Litigation provision	—	—	—	37,000

Total operating expenses	62,816	321,219	132,476	451,473

Loss from operations	(34,302)	(288,060)	(43,069)	(340,096)
Interest and other income, net	3,138	349	5,974	3,604

Net loss before income taxes	(31,164)	(287,711)	(37,095)	(336,492)
Provision for income taxes	318	1,005	643	5,849
Minority interests in net income of consolidated subsidiaries	—	(1)	—	17

Net loss	$(31,482)	$(288,715)	$(37,738)	$(342,358)

Comparison of the Three and Nine Months Ended June 30, 2006 and 2005

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

License

Total license revenues for the three months ended June 30, 2006 were $6.1 million, a 40% decrease from the $10.1 million recorded in the three months ended June 30, 2005. Total license revenues for the nine months ended June 30, 2006 were $18.8 million, a 53% decrease from the $39.8 million recorded in the nine months ended June 30, 2005. These decreases are primarily due to a shift from perpetual license sales to more subscription and hosted term license software sales and the continued difficult selling environment for enterprise software applications.

Subscription and maintenance

Subscription and maintenance revenues for the three months ended June 30, 2006 were $31.6 million, a 5% increase from the $30.2 million recorded in the three months ended June 30, 2005. Subscription revenues for the three months ended June 30, 2006 were $13.3 million, a 13% increase from the $11.8 million recorded in the three months ended June 30, 2005, primarily driven by increased revenue from the Supplier Membership Program introduced in fiscal year 2005. Maintenance revenues for the three months ended June 30, 2006 were $18.3 million, a slight decrease from the $18.5 million recorded in the three months ended June 30, 2005, primarily driven by reduced maintenance renewal revenue associated with the decrease in license revenues.

Subscription and maintenance revenues for the nine months ended June 30, 2006 were $94.0 million, a slight increase from the $92.9 million recorded in the nine months ended June 30, 2005. Subscription revenues for the nine months ended June 30, 2006 were $37.8 million, a 7% increase from the $35.2 million recorded in the nine months ended June 30, 2005, primarily driven by increased revenue from the Supplier Membership Program introduced in fiscal year 2005. Maintenance revenues for the nine months ended June 30, 2005 were $56.2 million, a 3% decrease from the $57.7 million recorded in the nine months ended June 30, 2005, primarily driven by reduced maintenance renewal revenue associated with the decrease in license revenues. We anticipate that maintenance revenues will decline slightly over time as a result of declines in our license revenues.

Services and other

Services and other revenues for the three months ended June 30, 2006 were $35.9 million, a 4% decrease from the $37.4 million recorded in the three months ended June 30, 2005. Services and other revenues for the nine months ended June 30, 2006 were $110.8 million, a 2% decrease from the $113.2 million recorded in the nine months ended June 30, 2005. The slight decrease in services and other revenues in both periods is primarily due to the deferral of $1.3 million of consulting services revenues in the three and nine months ended June 30, 2006 bundled with other products or services without evidence of fair value.

Cost of Revenues

License

Cost of license revenues consists of product, delivery and royalty costs. Cost of license revenues for the three months ended June 30, 2006 was $306,000, a 69% decrease from the $998,000 million recorded in the three months ended June 30, 2005, primarily due to the 40% decrease in license revenues in the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Cost of license revenues for the nine months ended June 30, 2006 was $1.4 million, a 50% decrease from the $2.7 million recorded in the nine months ended June 30, 2005, primarily due to the 53% decrease in license revenues in the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005.

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for implementation and services, including stock-based compensation costs, hosting services, technical support, facilities and equipment costs. Cost of subscription and maintenance revenues for the three months ended June 30, 2006 was $8.1 million, an 11% increase from the $7.3 million recorded in the three months ended June 30, 2005. This increase is primarily the result of an increase in stock compensation expense of $450,000 primarily due to restricted stock grants in fiscal year 2005 and 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005 and a slight increase in compensation and benefits based on a 14% increase in average headcount in supporting the Supplier Membership Program.

Cost of subscription and maintenance revenues for the nine months ended June 30, 2006 was $23.5 million, a 6% increase from the $22.1 million recorded in the nine months ended June 30, 2005. This increase is primarily the result of an increase in stock compensation expense of $973,000 primarily due to restricted stock grants in fiscal year 2005 and 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005 and a slight increase in compensation and benefits based on a 13% increase in average headcount in supporting the Supplier Membership Program.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock-based compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues for the three months ended June 30, 2006 was $33.0 million, a 5% increase from the $31.4 million recorded in the three months ended June 30, 2005. This increase is primarily the result of an increase in stock compensation expense of $1.7 primarily due to restricted stock grants in fiscal year 2005 and 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005.

Cost of services and other revenues for the nine months ended June 30, 2006 was $97.3 million, a 3% increase from the $94.8 million recorded in the nine months ended June 30, 2005. This increase is primarily the result of an increase in stock compensation expense of $3.8 million primarily due to restricted stock grants in fiscal year 2005 and 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005. This was partially offset by a 1% decrease in average consultant headcount in the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of the costs allocated to technology and customer relationships in our fiscal year 2004 business combinations with Alliente, Softface and FreeMarkets. This expense amounted to $3.7 million and $4.9 million in the three months ended June 30, 2006 and 2005, respectively. The decrease is primarily attributable to a $1.2 million decrease in amortization of intangible assets from the FreeMarkets acquisition as assets reached the end of their estimated useful lives.

Amortization of acquired technology and customer intangible assets was $12.0 million and $14.9 million in the nine months ended June 30, 2006 and 2005, respectively. The decrease is primarily attributable to a $2.9 million decrease in amortization of intangible assets from the FreeMarkets acquisition as assets reached the end of their estimated useful lives.

Gross profit

Our gross profit as a percentage of revenues for the three months ended June 30, 2006 was 39% compared to 43% for the three months ended June 30, 2005. Gross profit as a percentage of revenues for the nine months ended June 30, 2006 was 40% compared to 45% for the nine months ended June 30, 2005. These changes reflect the shift in our revenue mix as our higher margin license revenues declines as a percentage of total revenues. We anticipate that our gross profit as a percentage of revenues may decline further in the future to the extent that services and other revenues increase as a percentage of total revenues.

Operating Expenses

Sales and marketing

Sales and marketing includes costs associated with our sales, marketing and product marketing personnel, and consists primarily of compensation and benefits, commissions and bonuses, stock-based compensation, promotional and advertising and travel and entertainment expenses related to these personnel, as well as the provision for doubtful accounts. Sales and marketing expenses for the three months ended June 30, 2006 were $22.3 million, a 2% decrease from the $22.8 million recorded in the three months ended June 30, 2005. This decrease is primarily due to the following: (1) decreased bad debt expense of $1.8 million due in part to improvements in cash collections in the three months ended June 30, 2006; (2) decreased compensation and benefits of $658,000 based on an 11% decrease in average sales and marketing headcount; and (3) decreased legal expenses of $466,000 resulting from litigation settled in fiscal year 2005. These decreases were partially offset by an increase in stock compensation expense of $2.7 million primarily due to restricted stock grants in fiscal year 2005 and 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005.

Sales and marketing expenses for the nine months ended June 30, 2006 were $55.5 million, a 22% decrease from the $70.7 million recorded in the nine months ended June 30, 2005. This decrease is primarily due to the following: (1) a $4.9 million insurance reimbursement in the nine months ended June 30, 2006 related to litigation expenses which had previously been charged to sales and marketing; (2) decreased legal expenses of $3.4 million resulting from litigation settled in fiscal year 2005; (3) decreased compensation and benefits and sales commissions of $2.5 million and $3.9 million, respectively, primarily due to a 16% decrease in average sales and marketing personnel and due to an increase in reversals of sales commission accruals based on our adopted policy (see Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion); (4) decreased bad debt expense of $3.4 million due in part to improvements in cash collections in the nine months ended June 30, 2006; and (5) decreased advertising expenses of $1.9 million due to cost cutting measures initiated in 2005. These decreases were partially offset by an increase in stock compensation expense of $4.9 million primarily due to restricted stock grants in fiscal year 2005 and 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes employee compensation and benefits, stock-based compensation, consulting costs and the cost of software development tools and equipment. Research and development expenses for the three months ended June 30, 2006 were $12.3 million, a 2% increase from the $12.1 million recorded in the three months ended June 30, 2005. The increase is primarily due an increase in stock compensation expense of $1.4 million primarily due to restricted stock grants in fiscal year 2005 and 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005. The increase was partially offset by a decrease in compensation and benefits of $712,000 resulting from a 10% decrease in average headcount and a $440,000 decrease in other professional services due to cost cutting efforts initiated in fiscal year 2006.

Research and development expenses for the nine months ended June 30, 2006 were $37.1 million, a 2% decrease from the $37.7 million recorded in the nine months ended June 30, 2005. The decrease is primarily due to a decrease in compensation and benefits of $3.1 million resulting from a 12% decrease in average headcount. The decrease is also attributable to a decrease in temporary labor costs and professional services of $775,000 and 642,000, respectively, primarily due to cost cutting efforts initiated in fiscal year 2006. These decreases are partially offset by an increase in stock compensation expense of $3.7 million primarily due to restricted stock grants in fiscal year 2005 and 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005.

General and administrative

General and administrative includes costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the three months ended

June 30, 2006 were $7.0 million, relatively consistent with the $7.0 million recorded in the three months ended June 30, 2005. We incurred decreased legal expenses of $1.3 million related to a patent infringement matter settled in February 2005 and a slight decrease in office related expenses based on cost cutting efforts initiated in fiscal year 2006. These decreases were offset by an increase in stock compensation expense of $1.7 million due to restricted stock grants in fiscal year 2005 and 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005.

General and administrative expenses for the nine months ended June 30, 2006 were $24.1 million, a 4% decrease from the $25.1 million recorded in the nine months ended June 30, 2005. This decrease is primarily due to decreased legal expenses of $4.8 million related to a patent infringement matter settled in February 2005 and a decrease in compensation and benefits of $497,000 primarily due to a slight decrease in average general and administrative headcount. This decrease was partially offset by an increase in stock compensation expense of $4.5 million due to restricted stock grants in fiscal year 2005 and 2006.

Other income—Softbank

During each of the three months ended June 30, 2006 and 2005, we recorded $3.4 million of income from the settlement with Softbank entered into in October 2004. During the nine months ended June 30, 2006 and 2005, we recorded $10.2 million and $6.2 million of income from the settlement with Softbank. The $37.0 million of deferred income recorded upon the settlement with Softbank is being recognized into income, starting in January 2005, over the remaining term of the three-year license. For further discussion, see Note 7 of Notes to Condensed Consolidated Financial Statements.

Amortization of other intangible assets

Amortization of other intangible assets was $200,000 in each of the three months ended June 30, 2006 and 2005 and $600,000 and $598,000 for the nine months ended June 30, 2006 and 2005, respectively, which consisted of amortization of trademark intangible assets acquired from our merger with FreeMarkets and our acquisitions of Softface and Alliente. We anticipate amortization of other intangible assets will remain relatively consistent in the near term.

Restructuring and integration

We recorded a charge to operations of $24.4 million and $34.6 million during the three months ended June 30, 2006 and 2005, respectively, and $25.4 million and $38.7 million during the nine months ended June 30, 2006 and 2005, respectively. In June 2006, we revised our estimates for rental rate projections to reflect current market conditions primarily in the Northern California real estate market and sublease commencement dates, resulting in a charge of $24.4 million. The remaining charge in the nine months ended June 30, 2006 was for severance and related benefits of $273,000 resulting from our goal to better align expenses with our revenue levels and to enable us to invest in certain strategic growth initiatives and an adjustment to our restructuring obligation of $730,000 related to a prior period. We assessed our findings using the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99, and concluded that the amount of the error was immaterial to the prior period.

In June 2005, we revised our estimates for sublease commencement dates and rental rate projections to reflect soft market conditions in the Northern California real estate market, resulting in a charge of $31.8 million. The remaining charge in the three months ended June 30, 2005 was primarily for severance and related benefits of $2.5 million resulting from our goal to better align expenses with our revenue levels and to enable us to invest in certain strategic growth initiatives and $259,000 of legal and consulting fees associated with the merger with FreeMarkets. The remaining charge in the nine months ended June 30, 2005 was for severance and related benefits of $1.6 million for terminated employees and legal and consulting costs of $935,000 in connection with the merger with FreeMarkets in order to improve our post-merger competitiveness, productivity and future operating results. We also recorded a $1.6 million adjustment to our restructuring obligation in March 2005 that was related to a prior period and a $1.2 million adjustment to the restructuring obligation due to the closure of an excess legacy FreeMarkets facility in the nine months ended June 30, 2005. This restructuring adjustment was considered part of purchase accounting for FreeMarkets and has been recorded as an adjustment to goodwill.

Goodwill impairment

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform a test for impairment on an annual basis or as events and circumstances indicate that goodwill or other intangible assets may be impaired and that the carrying values may not be recoverable. We perform our annual assessment for impairment in the fourth quarter of each fiscal year. In June 2005, based on a combination of factors, particularly: (1) our market capitalization, (2) our then current and projected operating results, (3) significant trends in the enterprise software industry, and (4) our decision to reduce our workforce and eliminate excess facility space, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We determined that our estimated fair value was less than the recorded amount of our net assets, thereby necessitating that we assess our recorded goodwill for impairment. As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the Company to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, we concluded that goodwill was impaired in the amount of $247.8 million.

Litigation provision

We recorded a $37.0 million provision related to our patent infringement litigation with ePlus, Inc. during the nine months ended June 30, 2005.

Interest and other income, net

Interest and other income, net for the three months ended June 30, 2006 was $3.1 million, compared to $349,000 recorded in the three months ended June 30, 2005. The increase is primarily attributable to the following: (1) an increase in interest income of $1.1 million due to an overall increase in the rate of return on marketable investments; (2) an increase in foreign currency transaction gains in the amount of $836,000 on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries due to the U.S. dollar weakening against the Euro and British Pound, primarily in April and May 2006; and (3) the release of a tax reserve of $800,000 in the three months ended June 30, 2006.

Interest and other income, net for the nine months ended June 30, 2006 was $6.0 million, compared to $3.6 million recorded in the nine months ended June 30, 2005. The increase is primarily attributable to the following: (1) an increase in interest income of $2.2 million due to an overall increase in the rate of return on marketable investments; (2) the release of a tax reserve of $800,000 in the nine months ended June 30, 2006; and (3) a $445,000 payroll tax refund related to a former FreeMarkets subsidiary. These amounts were partially offset by a decrease in foreign currency transaction gains in the amount of $1.3 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005.

Provision for income taxes

Provision for income taxes for the three months ended June 30, 2006 was $318,000, compared to $1.0 million in the three months ended June 30, 2005. Provision for income taxes for the nine months ended June 30, 2006 was $643,000, compared to $5.8 million in the nine months ended June 30, 2005. The decrease in the three and nine months ended June 30, 2006 is primarily due to taxes of $554,000 recorded in the three months ended June 30, 2005 for the repatriation of cash from Ariba Korea. The decrease in the nine months ended June 30, 2006 is also attributable to the provision of $4.8 million recorded with the buy-out of the minority interests from Softbank in the nine months ended June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2006, we had $133.6 million in cash, cash equivalents and investments and $31.9 million in restricted cash, for total cash, cash equivalents and investments of $165.5 million. Our working capital on June 30, 2006 was $56.6 million. All significant cash, cash equivalents and investments are held in accounts in the United States except for $8.7 million held by our subsidiary in Korea. Repatriation of cash held in Korea will be subject to foreign withholding at a rate of 11%. As of September 30, 2005, we had $114.2 million in cash, cash equivalents and investments and $33.3 million in restricted cash, for total cash, cash equivalents and investments of $147.4 million. Our working capital on September 30, 2005 was $32.1 million.

The increase in total cash, cash equivalents, investments and restricted cash of $18.1 million in the nine months ended June 30, 2006 is primarily attributable to our results of operations, excluding non-cash charges for stock compensation of $29.9 million, lease abandonment of $25.4 million and amortization of intangible assets of $12.6 million and non-cash income of $10.2 million from the Softbank transaction. The increase in cash, cash equivalents, investments and restricted cash is also attributable to a $4.9 million insurance reimbursement related to litigation matters and improved cash collections on outstanding accounts receivable in the nine months ended June 30, 2006.

Net cash from operating activities was $18.7 million for the nine months ended June 30, 2006, compared to net cash used in operating activities of $66.1 million for the nine months ended June 30, 2005. Cash flows from operating activities increased $84.8 million primarily due to the following:

•	An increase of $23.0 million associated with the net Softbank activity. In the nine months ended June 30, 2005, we returned $43.0 million of the interim payments received in connection with the Softbank arbitration proceedings, which represented the amounts owed to Ariba for software and support under the strategic relationship with Softbank, and received $20.0 million from Softbank for a three year software license of the Ariba Sourcing and Ariba Analysis product lines;

•	An increase of $37.0 million associated with the ePlus settlement in February 2005;

•	An increase from a $4.9 million insurance reimbursement related to litigation matters in the nine months ended June 30, 2006;

•	An increase from reduced cash payments of restructuring obligations of $8.1 million in the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005, primarily for severance and benefit costs as part of the restructuring program in fiscal year 2004 to realign our business model with FreeMarkets;

•	An increase from improved results of operations, excluding non-cash charges, in the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005; and

•	An increase from improved collections on outstanding accounts receivable in the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005.

The above items were partially offset by a $12.4 million payment received from a subtenant in the nine months ended June 30, 2005.

Net cash used in investing activities was $10.4 million for the nine months ended June 30, 2006, compared to net cash provided by investing activities of $48.3 million for the nine months ended June 30, 2005. The decrease is primarily attributable to the allocation of the interim payments received in connection with the Softbank arbitration proceeding from restricted cash and the decrease in sales of investments, net of purchases of $25.6 million, partially offset by the settlement of the minority interests from Softbank and other minority interest shareholders of $4.2 million in the nine months ended June 30, 2005.

Net cash provided by financing activities was $3.0 for the nine months ended June 30, 2006, compared to net cash provided by financing activities of $9.0 million for the nine months ended June 30, 2005. Net cash provided by financing activities in both periods is attributable to the issuance of common stock from stock option exercises and the employee stock purchase plan.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 3 of Notes to Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of June 30, 2006. There have been no material changes in our contractual obligations and commercial commitments during the three months ended June 30, 2006 from those presented in our Annual Report on Form 10-K filed with the SEC on December 7, 2005.

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

These critical accounting policies and estimates, their related disclosures and other accounting policies, methods and estimates have been reviewed by our senior management and audit committee. These policies and our practices related to these policies are described in Note 1 of Notes to Condensed Consolidated Financial Statements and in our Annual Report on Form 10-K filed with the SEC on December 7, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products in the United States of America, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. For the three and nine months ended June 30, 2006, 29% and 31%, respectively, of our total net revenues were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of June 30, 2006 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain/ (Loss) in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	3,500	$4,467	$(16)
Japanese Yen	Sell	200,000	$1,771	$13
British Pound	Buy	500	$884	$40
Swiss Franc	Buy	1,000	809	9
Czech Koruna	Buy	15,000	685	(9)

Total			$8,616	$37

The unrealized loss represents the difference between the contract value and the market value of the contract based on market rates as of June 30, 2006.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains or losses of approximately $862,000. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures. We do not expect material exchange rate gains and losses from other foreign currency exposures.

Cash Flow Risk

In January 2005, we hedged anticipated cash flows from Ariba Korea using foreign currency forward contracts (Korean Won) to offset the translation and economic exposures related to those cash flows. The Korean Won hedge minimizes currency risk arising from cash held in Korean Won as a result of the Softbank settlement in October 2004. The change in fair value of the Korean Won forward contract attributable to the changes in forward exchange rates (the effective portion) is reported in stockholders’ equity. It is anticipated that the majority of the cash held in Ariba Korea will be repatriated in the next three months. The notional amount of our hedge was 3.0 billion Korean Won ($3.2 million) as of June 30, 2006. The unrealized net loss on the Korean Won cash flow hedge reported in stockholders’ equity was $13,000 as of June 30, 2006.

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

	Year Ending June 30, 2007	Year Ending June 30, 2008	Year Ending June 30, 2009	Year Ending June 30, 2010	Year Ending June 30, 2011	Thereafter	Total
Cash equivalents	$56,739	$—	$—	$—	$—	$—	$56,739
Average interest rate	4.92%	—	—	—	—	—	4.92%
Investments	$62,785	$1,000	$29,300	—	—	—	$93,085
Average interest rate	5.18%	4.84%	4.84%	—	—	—	5.07%

Total investment securities	$119,524	$1,000	$29,300	$—	$—	$—	$149,824

The table above does not include uninvested cash of $15.7 million held as of June 30, 2006. Total cash, cash equivalents, investments and restricted cash as of June 30, 2006 was $165.5 million.

Item 4. Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

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

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of June 30, 2006 our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

No change in our internal control over financial reporting occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The litigation discussion set forth in Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Ariba and our business because such factors may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, including in “Overview of Quarter Ended June 30, 2006” and “Outlook for Fiscal Year 2006,” and the risks discussed in our other SEC filings, actual results could differ materially from those projected in any forward-looking statements. See Note 3 of Notes to the Condensed Consolidated Financial Statements for a discussion of risks related to litigation proceedings.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of June 30, 2006, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets, including a goodwill impairment charge of $247.8 million in the quarter ended June 30, 2005. We may incur significant losses in the future for a number of reasons, including those discussed in subsequent risk factors and the following:

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

Our quarterly operating results have varied or may vary depending on a number of factors, including the following:

Risks Related to Revenues:

•	fluctuations in demand, sales cycles and average selling price for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	fluctuations in the number of relatively larger orders for our products and services;

•	increased dependence on relatively smaller orders from a larger number of customers;

•	dependence on the number of new customer contracts in the current quarter, including follow-on contracts from existing customers, rather than on contracts entered into in prior quarters;

•	dependence on generating revenues from new revenue sources;

•	delays in recognizing revenue from multiple element arrangements;

•	ability to renew ratable revenue streams, including subscription software, software maintenance and subscription services, without substantial declines from prior arrangements;

•	changes in the mix of types of customer agreements and related timing of revenue recognition; and

•	changes in our product line such as our release of on-demand versions of our software products throughout fiscal year 2006.

Risks Related to Expenses

•	our overall ability to control costs, including managing reductions in expense levels through restructuring and severance payments;

•	the level of expenditures relating to ongoing legal proceedings;

•	costs associated with changes in our pricing policies and business model, including the transition to increased reliance on on-demand and managed solutions offerings and the implementation of programs to generate revenue from new sources;

•	costs associated with the amortization of stock-based compensation expense; and

•	the failure to adjust our workforce to changes in the level of our operations.

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

We Face Intense Competition. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. This competition could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete with several major enterprise software companies, including SAP and Oracle. We also compete with several service providers, including McKinsey and A.T. Kearney. In addition, we compete with other small niche providers of sourcing or procurement products and services, including Emptoris, Ketera Technologies, Perfect Commerce, Procuri and Verticalnet. Because spend management is a relatively new software category, we expect additional competition from other established and emerging companies if this market continues to develop and expand. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. These third parties, which include IBM, Accenture, Capgemini, Deloitte Consulting, BearingPoint and Unisys, are generally not subject to confidentiality or non-compete agreements that restrict such competitive behavior.

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

Pending Litigation Could Seriously Harm Our Business

We are subject to pending litigation that could seriously harm our business. See Note 3 of Notes to the Condensed Consolidated Financial Statements.

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

We review these estimates each reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on our Sunnyvale, California headquarters and our other principal office in Pittsburgh, Pennsylvania by approximately $7.6 million as of June 30, 2006. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results.

We May Incur Additional Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines since January 2004. In June 2005, based on a combination of factors, particularly: (1) our current market capitalization; (2) our current and projected operating results; (3) significant trends in the enterprise software industry; and (4) our decision to reduce our workforce and eliminate excess facility space, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We determined that our estimated fair value was less than the recorded amount of our net assets, thereby necessitating that we assess our recorded goodwill for impairment. As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the Company to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, we concluded that goodwill was impaired in the amount of $247.8 million. The remaining balance of goodwill is $326.1 million as of June 30, 2006, and there can be no assurance that future goodwill impairments will not occur.

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

There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. For example, in the three months ended June 30, 2005 we paid $37.0 million to ePlus to settle a lawsuit alleging that three of our products, Ariba Buyer, Ariba Marketplace and Ariba Category Procurement, infringed patents held by a third party. In addition, we have recently been sued by Sky Technologies, Inc. for alleged patent infringement. It is possible that in the future other third parties may claim that we or our current or potential future products infringe their intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims, and third parties may claim that we or our current or potential future products infringe their intellectual property. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

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

Date: August 9, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.