Form 10-K
period 2006-09-30
ARIBA INC
filed 2006-12-01
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of $9.78 on the Nasdaq Stock Market as of that date) was approximately $728.3 million.

As of October 31, 2006, there were 75,313,344 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2007 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

ARIBA, INC.

FORM 10-K

September 30, 2006

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

Procurement organizations have increasingly evolved over the last several years to become an increasingly strategic function in an effort to lower costs. Enterprises have increasingly focused on global suppliers, manufacturers and service providers in order to reduce costs, better manage supplier relationships, make faster decisions and establish more efficient procurement processes. At the same time, technological advances are further enabling these global business initiatives, as Internet connectivity has defined new ways to identify, negotiate and engage with suppliers and partners worldwide, while other data aggregation and enrichment tools are providing greater insight into procurement trends and best practices.

We believe that technology alone is not enough to transform procurement into a strategic function. Accordingly, Ariba Spend Management solutions combine domain expertise, operational services, software and network access. We work closely with our customers, providing sourcing, procurement and commodity expertise around the world to help companies optimize their spend management processes and supplier relationships. We then leverage our broad spend management technology platform to help our customers realize repeatable savings over the long term.

Ariba was incorporated in Delaware in September 1996. Our principal executive offices are located at 807 11th Avenue, Sunnyvale, California 94089.

Ariba Spend Management Solutions

Ariba provides world-class spend management solutions that drive rapid and sustainable bottom-line results. Our solutions allow enterprises to take a step-by-step approach with products and services that work together. Ariba software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. Historically, our software was primarily provided as installed applications that were deployed behind a customer’s firewall. However, in response to customer demand, we are increasingly providing on-demand delivery of our software solutions, whereby applications are hosted by Ariba or a third party, and customers access the solution via the Internet. Throughout fiscal year 2006, we released new versions of our software designed to be more cost effective for an on-demand delivery model. In addition, we plan to offer more of our software as part of bundled solutions that may include the combination of multiple modules as well as our professional services, such as process expertise, commodity knowledge, training, support and other services. By combining software available as an installed application or an on-demand service with network access, professional services and spend management expertise into a comprehensive solution, Ariba helps customers to address six key areas of spend management.

•	Ariba Visibility Solutions—provide enterprises with a comprehensive set of products and services that enhance visibility into spend, processes and performance to identify and prioritize savings opportunities and enable more effective decision-making.

•	Ariba Sourcing Solutions—allow enterprises to identify top suppliers across a broad range of categories to negotiate procurement terms, leverage and aggregate spend, implement best practices and manage procurement contracts.

•	Ariba Contract Management Solutions—enable enterprises to streamline and automate the contract process from contract creation to compliance management.

•	Ariba Procurement and Expense Solutions—deliver flexible, easy-to-use applications and services for requisitioning and procurement across all types of spend.

•	Ariba Invoice and Payment Solutions—enable enterprises to streamline and automate less efficient, paper-intensive invoicing and payment processes to improve speed and accuracy.

•	Ariba Supplier Management Solutions—provide enterprises with a broad set of products and services to optimize buyer-supplier interactions throughout the spend management lifecycle.

Ariba Spend Management solutions are delivered in a flexible manner, depending upon the needs and preferences of the customer. Customers may purchase a perpetual or term license to our software application modules, subscribe to our on-demand solutions for a specified term, or pay for services on a time-and-materials or fixed fee basis, depending upon their business requirements. For on-demand solutions, three types of packages are offered. Basic package enables small to mid-sized companies, or divisions of larger companies, to rapidly and cost-effectively begin using our solutions, including core software functionality with basic support and empowerment, in an on-demand delivery model. Professional package delivers sophisticated spend management capabilities in an on-demand delivery model, including all of the capabilities of the Basic package, as well as advanced functionality, flexible configuration capabilities, advanced project support and training services. Enterprise package delivers the full power of spend management to enterprises looking to achieve a competitive advantage through comprehensive spend management. All packages are available as hosted on-demand solutions and include end-user support, interactive training, expert services and extensive configuration and control capabilities.

Ariba Visibility Solution offerings:

Ariba Analysis module is an analytical tool designed to provide our customers with a single, unified view of their spending activities across all of their suppliers, divisions and purchased goods or services. Data is summarized into meaningful dashboards to help purchasing and sourcing professionals identify specific groups of goods and services with the largest opportunities for savings. Savings opportunities are frequently identified for goods or services which employees purchase without proper authorization or from a fragmented supply base. By providing visibility into and control of spend across all categories, systems and divisions throughout the source-to-pay cycle, Ariba Analysis is designed to help businesses drive significant reductions in spend.

Ariba Data Enrichment module facilitates spend analysis by normalizing, classifying and enriching real spend data from an enterprise’s various data systems. Ariba Data Enrichment uses natural language processing and statistical inference technology to classify free-form text descriptions, a database of over 30 million supplier records to further assist in classifying and enriching supplier data, and a comprehensive list of commodity-specific rules to add clarity to all types of spend.

Ariba Spend Visibility on-demand is our web-based visibility offering available in our Basic, Professional and Enterprise packages that provides customers with normalized, classified and enriched spend data for analysis by a broad user base via a web-accessed dashboard and analytical reports. This offering includes project management services, data enrichment services using our Ariba Data Enrichment technology, web-based access to Ariba Analysis, end-user training, hosting and software upgrades. Pre-packaged reports are provided to customers to help them identify sourcing and compliance opportunities.

Ariba Sourcing Solution offerings:

Ariba Sourcing module is an enterprise-wide strategic sourcing application designed for all spend categories. It assists professional buyers at many steps in the sourcing process, from defining spending baselines and category requirements to finding suppliers and negotiating agreements. Ariba Sourcing helps speed up and streamline the request-for-quote/request-for-proposal (“RFX”) process, dynamic events, auctions and negotiations management by providing event management tools, team management functionality, communications facilitation, and automated supplier bid collection and analysis.

Ariba Supplier Performance Management module helps enterprises define, measure and enhance the performance of their suppliers to meet business goals. It is designed to enable enterprises to gather supplier performance data, use analysis templates to compare suppliers across a category for better sourcing and procurement decisions, collaborate on ideas, issues and documents throughout the sourcing process, and monitor supplier performance across transactional and subjective interactions using quantitative and qualitative data.

Ariba Category Management module enables sourcing and procurement professionals to collaborate, gain greater organizational visibility and control, and capture category knowledge. It is designed to help teams make better decisions and increases adoption, compliance and efficiency by providing workspaces for process and knowledge management.

Ariba Sourcing on-demand is our web-based sourcing offering available in our Basic, Professional and Enterprise packages that is designed to allow customers to expand their solution usage over time as desired. The Basic package provides a foundation in RFX capabilities. The Professional package provides RFX capabilities, process management, and advanced analysis tools for customers seeking more process standardization and collaboration. The Enterprise package provides more advanced RFX, process management and supplier performance management capabilities for customers wanting to source and evaluate more complex categories of spend and assess supplier performance. All packages include basic product support, site administration, event day management and sourcing support desk.

Ariba Contract Management Solution offerings:

Ariba Contract Workbench module provides a set of functionality focused on addressing the creation, authoring and repository functions of the contract management lifecycle. It provides organizations with a user-friendly platform that helps users to more efficiently create and manage contracts with functionality that includes contract search, template selection, clause usage and process and document management.

Ariba Contract Compliance module provides comprehensive enterprise-wide management of the contract lifecycle and provides buyers access to a centralized repository of contracted products and services. Using Ariba Contract Compliance, buyers can create, search, amend and re-source contracts, as well as monitor contract usage and supplier price compliance.

Ariba Contract Management on-demand is our web-based contract management offering that is available in our Basic, Professional and Enterprise packages. The Basic package provides repository capabilities to streamline contract creation and allow contract portfolio visibility. The Professional package gives customers that need to closely manage contract authoring more control over language, clause usage and editorial processes. The Enterprise package provides enterprise-class contract management, including structuring of item pricing terms, conditions and service level agreements, supporting buyer and supplier contract compliance with integration to legacy or ERP systems.

Ariba Procurement and Expense Solution offerings:

Ariba Buyer module is a robust, scalable and reliable application that enables organizations to manage purchasing transactions for any good or service. The automation of the procurement business process is designed to reduce processing costs, improve productivity and help ensure compliance with enterprise-wide contracts. Ariba Buyer links end users throughout an organization with approvers, and links the procurement application to back-end financial, purchasing and human resource systems to access important procurement information, such as supplier product information, price lists, web sites and order status. Ariba Buyer helps customers attain global user and supplier adoption, enforce purchasing compliance against corporate policies and contracts, and measure progress. All of these factors are designed to drive cost savings by reducing transaction expenses, decreasing cycle times and leveraging existing supplier relationships. Ariba Buyer leverages the Ariba Supplier Network to securely automate commerce transactions with suppliers on the Internet.

Ariba Category Procurement module enables customers to better manage complex categories of spend, including catalog, travel, third-party, time-based and project-based purchases. With Ariba Category Procurement, enterprises can improve category spend management across a broad range of categories, including but not limited to facilities management, information technology and management consulting, temporary labor and print services.

Ariba Travel and Expense module helps enterprises to manage the procurement of corporate travel and expenses. The application automates the manual processes required for travel purchases to increase expense policy compliance, decrease administrative costs, and helps reduce travel approval and expense reimbursement cycle times. Ariba Travel and Expense provides a set of features to generate expense reports automatically from travel cards or procurement cards and can route expense reports to functional travel and expense managers.

Ariba Procure-to-Pay on-demand is our web-based procurement and expense offering available in our Basic, Professional and Enterprise packages. Ariba Procure-to-Pay addresses catalog-based indirect spend, complex non-purchase order spend for services and some types of inventory spend. The Basic package is designed to allow customers to control the procurement process from requisition, through ordering, receiving and invoice reconciliation for payment. The Basic package allows for simplified reconciliation via purchasing cards and other pre-payment vehicles to reduce the complexity of implementation and maintenance. The Professional package is designed to allow customers to control their spend processes and ensure that sourced and contracted savings are actually realized according to policies and plans. The Professional package includes additional contract compliance capabilities and more flexible payment options than are available with the Basic package. The Enterprise package combines the functionality of several software application modules with pre-packaged implementation, support and hosting services and gives customers a less costly option as compared to implementing and maintaining all the corresponding software modules on their own. Additionally, customers can manage their travel and expense spend processes by adding the Ariba Travel and Expense on-demand option.

Ariba Contract Compliance (see description above).

Ariba Invoice and Settlement (see description below).

Ariba Invoice and Payment Solution offerings:

Ariba Invoice and Settlement module proactively and accurately automates the invoice capture, matching, reconciliation and payment processes, and drives additional discounts and cash forecast visibility. Ariba Invoice and Settlement provides an intuitive user interface, robust workflow-based exception handling and real-time supplier communication to boost time, resource and cost efficiencies. Enterprises can use Ariba Invoice and Settlement to automate supplier interactions, schedule payments, send batch payments, optimize vendor discounts and share remittance details with suppliers on the Ariba Supplier Network.

Ariba Electronic Invoice Presentment and Payment (“EIPP”) on-demand is our web-based invoice and payment offering that provides customers with the same comprehensive capture, validation, matching, reconciliation and payment capabilities throughout the invoice lifecycle as our traditional Invoice and Settlement platform. Basic, Professional and Enterprise packages are available to meet specific customer needs.

Ariba Supplier Management Solution offering:

Ariba Supplier Connectivity provides access to the Ariba Supplier Network for customers who are using either Ariba Spend Management applications (like Buyer, EIPP or Procure-to-Pay) or a non-Ariba application (like SAP or Oracle) to communicate and transact with their suppliers. Ariba Supplier Connectivity provides integration with ERP applications and provides customers with the ability to access and reliably transact with more than 145,000 registered global suppliers via the Ariba Supplier Network. Ariba Supplier Connectivity enables enterprises to electronically transmit and collaborate with all of their suppliers via a single centralized network solution.

Ariba Supplier Network

Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 145,000 registered suppliers of a wide array of goods and services are connected to the Ariba Supplier Network. As a result, buying organizations can connect once to the Ariba Supplier Network and simultaneously access many suppliers. By using the Ariba Supplier Network, businesses can realize cost savings through greater process efficiencies, better employee and contract compliance, reduced inventories and fair pricing opportunities.

The Ariba Supplier Network is a multi-protocol network that allows buyers to send orders from Ariba Buyer or other eProcurement systems in one standard format that are then converted into the supplier’s preferred transaction format. Supported formats include: cXML (Commerce eXtensible Markup Language), a format used on the Internet to describe commerce data and documents; EDI (Electronic Data Interchange), a format used to electronically exchange data and documents; CIF (Catalog Interchange Format), a format commonly used to electronically transfer catalog information; electronic mail; and facsimile. In addition, by using Ariba PunchOut, a cXML-based technology, buyers can link to a supplier’s web site to find, configure and select products while keeping the purchasing process within Ariba Buyer for internal approval, accounting and administrative controls. This feature is particularly useful when working with suppliers that have extensive web sites, product configuration systems and large product catalogs.

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

Access to the Ariba Supplier Network is provided in one of two ways: (1) to buying organizations as part of their Ariba Buyer license and maintenance agreements, and (2) through a direct access license to the Ariba Supplier Network itself. Suppliers joining the Ariba Supplier Network must agree to a standard web-based terms of use agreement with us, and link to the network through any of several formats (e.g., cXML, e-mail, EDI or facsimile). Suppliers that exceed certain transaction volumes are charged a fee for access to the Ariba Supplier Network. In addition, suppliers are charged fees for optional solutions such as data retention and technical support services.

Ariba Spend Management Expertise

In addition to software, Ariba Spend Management solutions include a broad range of services designed to improve the return on investment our customers receive through the use of our solutions. Ariba Spend

Management Expertise is focused on delivering sustainable, company-wide capability and rapid results and includes:

•	Ariba Strategic Consulting—enables strategic decision making, organization assessment, process design and performance improvement.

•	Ariba Sourcing Services—supports creation of sourcing programs and projects and includes category knowledge, supply market intelligence and low-cost country sourcing.

•	Ariba Implementation Services—executes installation and set-up of software.

•	Ariba Customer Support Services—supports customers’ direct usage of software (training and product support).

•	Ariba Managed Procurement Services—offers tailored services to reduce total spend by managing non-strategic categories, processes and infrastructure.

•	Ariba Supplier Enablement Services—helps to ensure that buyers and suppliers transact in a cost-effective, scalable manner.

Employees

As of September 30, 2006, we had a total of 1,676 employees, including 309 in research and development, 235 in sales and marketing, 949 in professional services, customer support and training, and 183 in administration, finance, legal, human resources and information technology. Of these employees, 1,020 were located in the United States and 656 were located outside the United States. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

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

Sales

We sell our solutions primarily through our worldwide direct sales organization. Our direct sales force consists of sales professionals, application specialists and supporting personnel located in several North American locations and in offices in Europe and Asia.

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

Marketing

We focus our marketing efforts toward educating our target market, generating new sales opportunities and creating awareness for our spend management solutions. We conduct a variety of marketing programs worldwide to educate our target market, including business seminars, trade shows, press relations and industry analyst programs.

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

Customer Service, Training and Support

We believe that customer satisfaction is essential for our long-term success, and therefore offer comprehensive customer assistance programs. Our technical support provides response to and resolution of customer technical inquiries and is available to clients by telephone, over the web or by e-mail. We use a customer service automation system to track each customer inquiry until it is resolved.

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

Research and Development

We introduced our initial product, Ariba Buyer, in June 1997, and since then have released a number of new products and product enhancements to address the needs of sourcing and procurement professionals. We began to operate the Ariba Supplier Network in April 1999 and continue to provide enhancements to it on an ongoing basis. We introduced Ariba Sourcing in September 2001, and upgraded the solution in September 2004 to incorporate functionality from legacy FreeMarkets, Inc. (“FreeMarkets”) applications. Over the past few years, we have introduced several new products, including Ariba Data Enrichment (based on technology acquired from Softface, Inc. (“Softface”)) and several internally developed products such as Ariba Contract Workbench, Ariba Category Procurement and Ariba Invoice and Settlement. In addition to developing new functionality, we have also been re-architecting our applications to be more easily deployed via an on-demand model. During fiscal year 2006 we released, and continuing in fiscal year 2007 we plan to release, on-demand versions of many of our software applications. If we are unable to develop new products or enhancements to existing products or corrections on a timely and cost-effective basis, particularly on-demand versions of our products, or if these new products or enhancements do not have the features or quality measures to make them successful in the marketplace, our business will be harmed.

Our research and development expenses were $50.1 million, $49.6 million and $54.4 million during the fiscal years ended September 30, 2006, 2005 and 2004, respectively. We also recorded amortization of acquired technology as part of cost of revenues of $2.6 million, $5.3 million and $1.7 million during the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

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

International Operations

We currently have offices in 25 countries. All of our international operations are conducted through wholly-owned subsidiaries. Revenues from our international operations were $90.3 million, $90.6 million and $85.0 million for the fiscal years ended September 30, 2006, 2005 and 2004, respectively. See Note 9 of Notes to Consolidated Financial Statements for additional financial information about our geographic areas.

Competition

The market for our solutions is intensely competitive, evolving and subject to rapid change. The intensity of competition has increased and is expected to further increase in the future. This increased competition has resulted in price reductions and could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete with several major enterprise software companies, including SAP and Oracle. We also compete with several service providers including McKinsey & Company and A.T. Kearney. In addition, we occasionally compete with other smaller niche providers of sourcing or procurement products and services, including Emptoris, Ketera Technologies, Perfect Commerce, Procuri and Verticalnet. Because spend management is a relatively new software category, we expect additional competition from other established and emerging companies if this market continues to develop and expand. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. These third parties, which include IBM, Accenture, Capgemini, Deloitte Consulting, BearingPoint and Unisys, are generally not subject to confidentiality or non-compete agreements that restrict such competitive behavior.

We believe that the principal competitive factors affecting our market include a significant base of reference customers, breadth and depth of solution, product quality and performance, customer service, core technology, product features, ability to implement solutions, ability to integrate with multiple ERP platforms, ability to provide on-demand solutions and size of vendor. Although we believe that our solutions currently compete favorably with respect to these factors, our market is rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

Many of our current and potential competitors have longer operating histories, significantly greater current and potential financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. Some of these vendors have and may continue to introduce spend management modules that are included as part of broader enterprise applications at little or no cost. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations. As a result, we may not be able to successfully compete against our current and future competitors.

Intellectual Property and Other Proprietary Rights

We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark laws.

We license rather than sell our software products and require our customers to enter into license agreements, which impose restrictions on their ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written and electronic materials under trade secret and copyright laws, which may afford only limited protection. We can make no assurance that any of our proprietary rights with respect to our solutions will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in these evolving technologies are uncertain and still evolving.

We currently have 20 U.S. patents issued and 46 U.S. patent applications pending. We also have four foreign patents issued and 29 foreign patent applications pending. It is possible that the patents that we have applied for, if issued, or our potential future patents may be successfully challenged or that no patents will be issued from our pending patent applications. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm our ability to do business.

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

Ariba and the Ariba logo are registered trademarks in the United States. In addition, Ariba, the Ariba logo and the Ariba “boomerang” design are registered in one or more foreign countries. We also have filed applications to register these trademarks in several additional countries. The above-mentioned trademark applications are subject to review by the applicable governmental authorities, may be opposed by private parties, and may not issue.

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

There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. For example, we have been sued for patent infringement by Sky Technologies, Inc. It is possible that in the future other third parties may claim that we or our current or potential future products infringe their intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could harm our business. See “Legal Proceedings.”

Available Information

Our Internet address is www.ariba.com. There we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Ariba and their ages as of October 31, 2006 are as follows:

Name	Age	Position(s)
Robert M. Calderoni	46	Chairman and Chief Executive Officer
Kevin Costello	44	Executive Vice President and Chief Commercial Officer
James W. Frankola	42	Executive Vice President and Chief Financial Officer
Kent Parker	45	Executive Vice President, Ariba Global Services Organization
H. Tayloe Stansbury	45	Executive Vice President, Engineering

Robert M. Calderoni has served as Ariba’s Chairman and Chief Executive Officer since July 2003. From October 2001 to July 2003, Mr. Calderoni served as Ariba’s President and Chief Executive Officer. From October 2001 to December 2001, Mr. Calderoni also served as Ariba’s Interim Chief Financial Officer. From January 2001 to October 2001, Mr. Calderoni served as Ariba’s Executive Vice President and Chief Financial Officer. Mr. Calderoni was also an employee of the Company from November 2000 to January 2001. From November 1997 to January 2001, he was Chief Financial Officer at Avery Dennison Corporation, a manufacturer of pressure-sensitive materials and office products. From June 1996 to November 1997, Mr. Calderoni was Senior Vice President of Finance at Apple Computer, Inc., and prior to that time, Mr. Calderoni held various positions with IBM Storage Systems Division, most recently as Vice President of Finance. In addition to serving as a director of Ariba, he is also a member of the board of directors of Juniper Networks, Inc., a provider of network infrastructure systems. Mr. Calderoni holds a Bachelor of Science degree in Accounting and Finance from Fordham University.

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

Kent Parker has served as Ariba’s Executive Vice President, Ariba Global Services Organization since July 2004. From April 2000 to July 2004, Mr. Parker held numerous positions including Senior Vice President of Global Sourcing Services at FreeMarkets, Inc. Mr. Parker holds a degree in mechanical engineering from the University of Evansville and an M.B.A from the Amos Tuck School of Business Administration at Dartmouth College.

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

Spend management software applications and services are at a relatively early stage of development. For example, in September 2001, we introduced the majority of our initial Ariba Spend Management solutions and after our merger with FreeMarkets in 2004, we introduced several new products integrating functionality acquired in the merger. We also introduced on-demand versions of a number of our software products throughout fiscal year 2006 and we plan to introduce additional on-demand versions of our products in fiscal year 2007. These new and planned products may be more challenging to implement than our more established products, as we have less experience deploying these applications. The markets in which we compete are characterized by rapid technological change, evolving customer needs and frequent introductions of new products and services. As we adjust to evolving customer requirements and competitive pressures, we may be required to further reposition our product and service offerings and introduce new products and services. We may not be successful in developing and marketing such product and service offerings, or we may experience difficulties that could delay or prevent the development and marketing of such product and service offerings, which could have a material adverse effect on our business, financial condition or results of operations.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of September 30, 2006, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

•	adverse economic conditions;

•	the failure of our standalone spend management solutions business to mature as a separate market category;

•	declines in average selling prices of our products and services resulting from competition or the introduction of newer products that generally have lower list prices than our more established products and other factors;

•	failure to successfully grow our sales channels;

•	increased reliance on on-demand delivery of software services that result in lower near-term revenues from customer deployments;

•	failure to maintain control over costs;

•	increased restructuring charges resulting from the failure to sublease excess facilities at anticipated levels and rates;

•	ongoing charges related to the amortization of intangibles from our merger with FreeMarkets in July 2004; and

•	charges incurred in connection with any future restructurings.

Our Quarterly Operating Results Are Volatile, Difficult to Predict and May Be Unreliable as Indicators of Future Performance Trends.

Our quarterly operating results have varied significantly in the past and will likely continue to vary significantly in the future. As a result, period-to-period comparisons of our results may not be meaningful and should not be relied upon as indicators of future performance. In addition, we may fail to achieve forecasts of quarterly and annual revenues and operating results.

Our quarterly operating results have varied or may vary depending on a number of factors, including the following:

Risks Related to Revenues:

•	fluctuations in demand, sales cycles and average selling price for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	fluctuations in the number of relatively larger orders for our products and services;

•	increased dependence on relatively smaller orders from a larger number of customers;

•	dependence on the number of new customer contracts in the current quarter, including follow-on contracts from existing customers, rather than on contracts entered into in prior quarters;

•	dependence on generating revenues from new revenue sources;

•	delays in recognizing revenue from multiple element arrangements;

•	ability to renew ratable revenue streams, including subscription software, software maintenance and subscription services, without substantial declines from prior arrangements,

•	changes in the mix of types of customer agreements and related timing of revenue recognition; and

•	changes in our product line such as our release of on-demand versions of our software products throughout fiscal year 2006 and our planned release of additional on-demand versions in fiscal year 2007.

Risks Related to Expenses

•	our overall ability to control costs, including managing reductions in expense levels through restructuring and severance payments;

•	the level of expenditures relating to ongoing legal proceedings;

•	costs associated with changes in our pricing policies and business model, including the transition to increased reliance on on-demand and managed solutions offerings and the implementation of programs to generate revenue from new sources;

•	costs associated with the amortization of stock-based compensation expense; and

•	the failure to adjust our workforce to changes in the level of our operations.

Our On-Demand Strategy Carries a Number of Risks Which May Be Harmful to Our Business.

In November 2005, we announced a new strategy to offer on-demand versions of our software products. In part as a result of this strategy shift, we believe that in the future customers will increasingly move away from purchasing a perpetual license for our software in favor of purchasing the right to use the software for a specified period of time through a term license or a subscription. If an increasing portion of customers choose term or subscription licenses or application hosting services, we may experience a deferral of revenues and cash payments from customers.

In addition, our on-demand strategy carries a number of additional risks, including the following:

•	we may experience a delay in recognizing revenue due to the combination of multiple element arrangements, longer subscription terms and an increase in the time required to implement some on-demand services;

•	as a result of increased demands on our engineering organization to develop on-demand versions of our products while supporting and enhancing our existing products, we may not introduce on-demand versions of our products or enhancements to our products on a timely and cost-effective basis or at appropriate quality levels;

•	we may fail to achieve our targeted pricing;

•	we expect to experience a decrease in the demand for our implementation services to the extent fewer customers license our software products as installed applications;

•	we may not successfully achieve market penetration in our newly targeted markets, including target customers we characterize as middle-market companies based on their revenues;

•	we may have a short-term and/or long-term decrease in total revenues as a result of the transition; and

•	we may incur costs at a higher than forecasted rate as we expand our on-demand operations.

Our Business Could Be Seriously Harmed if We Fail to Retain Our Key Personnel.

Our future performance depends on the continued service of our senior management, product development and sales personnel. The loss of the services of one or more of these personnel could seriously harm our business. Our ability to retain key employees may be harder given that we have substantial operations in several geographic regions, including Sunnyvale, California and Pittsburgh, Pennsylvania. In addition, uncertainty created by turnover of key employees could result in reduced confidence in our financial performance which could cause fluctuations in our stock price and result in further turnover of our employees.

Our License Revenues in Any Quarter May Fluctuate Because We Depend on a Relatively Small Number of Relatively Large Orders.

Our quarterly license revenues are especially subject to fluctuation because they depend on relatively large orders for our products and related services. For example, between three and seven individual customers represented at least 50% of our license revenues for each quarter in each of our last two fiscal years. In addition, many of these relatively large orders are realized at the end of the quarter. As a result of this concentration and timing, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter.

Our Revenues in Any Quarter May Fluctuate Significantly Because Our Sales Cycles Can Be Long and Unpredictable.

Our sales cycles can be long and unpredictable. The purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer organization. The implementation and deployment of our products requires a significant commitment of resources by our customers and third parties and/or professional services organizations.

Revenues in Any Quarter May Vary to the Extent Recognition of Revenue is Deferred When Contracts Are Signed. As a Result, Revenues in Any Quarter May Be Difficult to Predict and are an Unreliable Indicator of Future Performance Trends.

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

Revenues From Our Ariba Sourcing Solution Could Be Negatively Affected if Customers Elect to Purchase Our Self-Service Products Rather Than Our Technology-Enhanced Services.

Revenue from our full-service sourcing services offering has been declining as existing customers renew contracts for lower dollar volumes and/or purchase our lower-priced self-service technologies (such as Ariba Sourcing). We have several large multi-year contracts for these technology-enhanced services, some of which will come up for renewal during fiscal year 2007 and beyond. If these customers do not renew their contracts upon expiration, or if they elect to use one of our lower-cost self-service solutions, our future revenues may decrease.

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

Because we are a publicly-traded company, we are subject to certain federal, state and other rules and regulations, including those required by the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal control over financial reporting. Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent fraud or other errors in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it impossible for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect fraud or other errors could seriously harm our business and results of operations.

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

We Face Intense Competition. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. This competition could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete with several major enterprise software companies, including SAP and Oracle. We also compete with several service providers, including McKinsey & Company and A.T. Kearney. In addition, we compete with smaller niche providers of sourcing or procurement products and services, including Emptoris, Ketera Technologies, Perfect Commerce, Procuri and Verticalnet. Because spend management is a relatively new software category, we expect additional competition from other established and emerging companies if this market continues to develop and expand. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. These third parties, which include IBM, Accenture, Capgemini, Deloitte Consulting, BearingPoint and Unisys, are generally not subject to confidentiality or non-compete agreements that restrict such competitive behavior.

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

Any Future Acquisitions Will Be Subject to a Number of Risks.

Any future acquisitions will be subject to a number of risks, including:

•	the diversion of management time and resources;

•	the difficulty of assimilating the operations and personnel of the acquired companies;

•	the potential disruption of our ongoing business;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to integration of the acquired companies;

•	difficulties in implementing and maintaining uniform standards, controls, procedures and policies;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	potential unknown liabilities associated with acquired businesses; and

•	impairment of goodwill and other assets acquired.

If We Fail to Develop Products and Services on a Timely and Cost-Effective Basis, or If Our Products or Services Contain Defects, Our Business Could Be Seriously Harmed.

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

Pending Litigation Could Seriously Harm Our Business.

There can be no assurance that existing or future litigation will not have a material adverse effect on our business, financial position, results of operations or cash flows, or that the amount of any accrued losses is sufficient for any actual losses that may be incurred. See Note 7 of Notes to Consolidated Financial Statements.

We May Incur Additional Restructuring Charges that Adversely Affect Our Operating Results.

We have recorded significant restructuring charges in the past relating to the abandonment of numerous leased facilities, including most notably portions of our Sunnyvale, California headquarters. Moreover, we have from time to time revised our assumptions and expectations regarding lease abandonment costs, resulting in additional charges. In addition, we have assumed abandoned leases and related costs as part of our merger with FreeMarkets.

We review these estimates each reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the leases, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the vacated portions of our Sunnyvale, California headquarters and our other principal office in Pittsburgh, Pennsylvania by $6.2 million as of September 30, 2006. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results.

We May Incur Additional Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines in the past. In June 2005, based on a combination of factors, particularly: (1) our market capitalization at that time; (2) our then current and projected operating results; (3) significant trends in the enterprise software industry; and (4) our decision to reduce our workforce and eliminate excess facility space, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We determined that our estimated fair value was less than the recorded amount of our net assets, thereby necessitating that we assess our recorded goodwill for impairment. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, in measuring the amount of goodwill impairment, we made a hypothetical allocation of our estimated fair value to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, we concluded that goodwill was impaired in the amount of $247.8 million. The remaining balance of goodwill is $326.1 million as of September 30, 2006. While the goodwill impairment test performed as of this date did not indicate any further impairment, there can be no assurance that future goodwill impairments will not occur.

Our Stock Price Is Highly Volatile.

Our stock price has fluctuated dramatically. There is a significant risk that the market price of our common stock will decrease in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	announcements that our revenues or income are below analysts’ expectations;

•	changes in analysts’ estimates of our performance or industry performance;

•	general economic slowdowns;

•	changes in market valuations of similar companies;

•	sales of large blocks of our common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the loss of a major customer or our failure to complete significant license transactions;

•	additions or departures of key personnel; and

•	fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of software and Internet-related companies.

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

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. We have 20 patents issued in the United States, but may not develop other proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States and, in the case of our solutions, because the validity, enforceability and type of protection of proprietary rights in these technologies are uncertain and evolving.

There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. For example, in the three months ended March 31, 2005 we paid $37.0 million to ePlus to settle a lawsuit alleging that three of our products, Ariba Buyer, Ariba Marketplace and Ariba Category Procurement, infringed patents held by a third party. In addition, we have recently been sued by Sky Technologies, Inc. (“Sky”) for alleged patent infringement. See “Legal Proceedings.” It is possible that in the future other third parties may claim that we or our current or potential future products infringe their intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims, and third parties may claim that we or our current or potential future products infringe their intellectual property. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

We must now, and may in the future have to, license or otherwise obtain access to intellectual property of third parties. For example, we are currently dependent on developers’ licenses from enterprise resource planning, database, human resource and other systems software vendors in order to ensure compliance of our products with their management systems. In addition, we rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our software products to perform key functions. For example, we license integration software from TIBCO for Ariba Buyer. If we are unable to continue to license any of this software on commercially reasonable terms, or at all, we will face delays in releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business.

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

For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge trade and intercompany receivables and payables. There can be no assurance that our hedging strategy will be successful or that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

Anti-takeover Provisions in Our Charter Documents and Delaware Law Could Discourage, Delay or Prevent a Change in Control of Our Company and May Affect the Trading Price of Our Common Stock.

Certain anti-takeover provisions in our certificate of incorporation and bylaws and certain provisions of Delaware law may have the effect of delaying, deferring or preventing a change in control of the Company without further action by our stockholders, may discourage bids for our common stock at a premium over the market price of our common stock and may adversely affect the market price of our common stock and other rights of our stockholders.

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

Our excess leased facilities located in Sunnyvale, California and Pittsburgh, Pennsylvania are currently available for sublease for the remaining lease terms.

We may add additional offices in the United States and in other countries as growth opportunities present themselves, as well as from time to time abandon locations that are no longer required to meet the needs of our business.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to our and FreeMarkets’ initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against us and FreeMarkets, and against certain of the two companies’ former officers and directors. These complaints were later consolidated into single class action proceedings related to each IPO. In June 2003, a proposed settlement was reached between plaintiffs and us and FreeMarkets (the individual defendants having been previously dismissed). As part of the proposed settlement, the settling issuers were required to assign to the plaintiffs certain claims they had against their underwriters (“Assigned Claims”). Pending the Court’s final approval of the settlement, the Assigned Claims were conditionally assigned to a litigation trustee, which filed lawsuits against the various issuers’ respective underwriters alleging the Assigned Claims. On February 24, 2006, the Court dismissed, with prejudice, the Assigned Claims brought by the litigation trustee against the underwriters on statute of limitations grounds. The plaintiffs have appealed the Court’s decision. Because the Assigned Claims were part of the consideration contemplated under the settlement, it is unclear how the Court’s recent decision will impact the settlement and the Court’s final approval of it. On April 24, 2006, the Court held a hearing in connection with a motion for final approval of the proposed settlement. The Court did not rule on the fairness of the settlement at the hearing. It is uncertain when the Court will issue a ruling, and there can be no assurance that the Court will provide final approval of the settlement. As of September 30, 2006, no amount is accrued as a loss is not considered probable or estimable.

Shareholder Derivative Litigation

In 2003, a number of purported shareholder derivative suits alleging various claims in connection with our restatement in fiscal year 2003 were filed in the Superior Court of California for the County of Santa Clara on behalf of us and against certain of our current and former officers and directors. These complaints were later consolidated into a single purported derivative action. In June 2005, the consolidated action was dismissed by the Court with prejudice. Plaintiffs appealed that ruling, but then stipulated to dismiss the appeal. The Court dismissed the appeal on October 5, 2006. As of September 30, 2006, no amount is accrued as a loss is not considered probable or estimable.

Litigation Relating to Alleged Patent Infringement Disclosures Involving our Chairman and CEO and Former President and Director

On October 31, 2005, a purported class action, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, was filed in the United States District Court for the Eastern District of Virginia against our Chairman and Chief Executive Officer and a former executive and director of ours. We are not named as a defendant in the suit. The action was brought on behalf of stockholders who purchased our stock from January 28, 2004 through January 31, 2005. The complaint alleges that the defendants artificially inflated our stock price between those dates by failing to disclose, in public statements that we made about our products, market position and performance, that some of those products allegedly infringed patents belonging to a third party. On June 8, 2006, the Court appointed lead plaintiff and lead counsel. On August 28, 2006, the case was transferred to the United States District Court for the Northern District of California. Plaintiff has until December 4, 2006 to file an amended complaint. As of September 30, 2006, no amount is accrued as a loss is not considered probable or estimable.

Patent Litigation

In October 2006, we were sued for patent infringement in the United States District Court for the District of Massachusetts. The plaintiff in this matter, Sky, alleges that certain unidentified Ariba products, and certain unidentified FreeMarkets products, violate three U.S. patents owned by Sky. Sky seeks damages in an undisclosed amount, enhancement of those damages, an attorneys fee award and an injunction against further infringement. A similar action had been proceeding against us previously but the parties agreed in early 2006 that the matter would be dismissed without prejudice for a period while they attempted to negotiate a resolution. Since the parties were not able to resolve the matter through informal discussions during this period, Sky brought the current action, which has been set for trial commencing on December 3, 2007. As of September 30, 2006, no amount is accrued as a loss is not considered probable or estimable.

General

Defending against these actions may require significant management time and, regardless of the outcome, result in significant legal expenses. If our defenses are unsuccessful or if we are unable to settle on favorable terms, we could be liable for a large damages award and, in the case of patent litigation, subject to an injunction that could seriously harm our business and results of operations.

In addition, we have been subject to various claims and legal actions arising in the ordinary course of business. There can be no assurance that existing or future litigation arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, financial position, results of operations or cash flows, or that the amount of accrued losses is sufficient for any actual losses that may be incurred.

We received an insurance reimbursement of $4.9 million in March 2006 for expenses incurred in certain prior litigation matters. The amount was recorded as a credit to sales and marketing expense in the year ended September 30, 2006, which is where the incurred expenses were initially recorded.

Indemnification

We sell software licenses, access to our on-demand offerings and/or services to our customers under contracts that we refer to as Terms of Purchase or Software License and Service Agreements (collectively, “SLSA”). Each SLSA contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that may be incurred by or awarded against the customer in the event our software or services are found to infringe upon a patent, copyright, trade secret, trademark or other proprietary right of a third party. The SLSA generally limits the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain product usage limitations and geography-based scope limitations, and a right to replace an infringing product or service or modify them to make them non-infringing. If we cannot address the infringement by replacing the product or service, or modifying the product or service, we are allowed to cancel the license or service and return certain of the fees paid by the customer.

To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding as of September 30, 2006. For several reasons, including the lack of prior customer indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Stock Market under the symbol “ARBA.” The price range per share in the table below reflects the highest and lowest sale prices for our stock as reported by the Nasdaq Stock Market during the last two fiscal years. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. As of October 31, 2006, there were approximately 887 stockholders of record, and the closing price per share of our common stock was $7.55.

	Price Range Per Share
Three Months Ended:	High	Low
September 30, 2006	$8.68	$6.44
June 30, 2006	$10.13	$7.16
March 31, 2006	$10.89	$7.05
December 31, 2005	$8.89	$5.70

September 30, 2005	$6.83	$5.57
June 30, 2005	$8.20	$5.40
March 31, 2005	$16.80	$7.57
December 31, 2004	$17.50	$9.33

Equity Compensation Plan Information

The following table sets forth as of September 30, 2006 certain information regarding our equity compensation plans.

	A		B		C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	1,457,343		$10.30		10,785,403	(1)
Equity compensation plans not approved by security holders (2)	489,509	(3)	$14.98	(3)	9,098,201	(4)

Total	1,946,852		$11.48		19,883,604

(1)	Includes 1,467,258 shares available for future purchase under the Ariba, Inc. Employee Stock Purchase Plan. Securities available for future issuance under the Ariba, Inc. 1999 Equity Incentive Plan (the “Incentive Plan”) exclude unvested shares of restricted common stock as of September 30, 2006.
(2)	See Note 10 of Notes to Consolidated Financial Statements for a narrative description of these plans.
(3)	Represents shares of common stock issuable pursuant to awards outstanding under equity compensation plans assumed by us in connection with our fiscal year 2000 acquisitions of TradingDynamics, Inc., Tradex, Inc. and SupplierMarket.com and our fiscal year 2004 merger with FreeMarkets (the “Assumed Plans”).
(4)	Represents shares available for future issuance under the Assumed Plans. Securities available for future issuance under the Tradex 1999 Employee Stock Option/Stock Issuance Plan, which we assumed in connection with our fiscal year 2000 acquisition of Tradex, excludes unvested shares of restricted common stock as of September 30, 2006.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended September 30, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1, 2006 – July 31, 2006	—	$—	—
August 1, 2006 – August 31, 2006	136,325	7.49	—
September 1, 2006 – September 30, 2006	11,320	7.77	—

Total	147,645	$7.51	—

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The consolidated statements of operations data for each of the five fiscal years in the period ended September 30, 2006, and the consolidated balance sheet data as of the end of each such fiscal year, are derived from our consolidated financial statements (in thousands, except per share data). The operating results for any period should not be considered indicative of results for any future period.

	For the Years Ended September 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1):
Revenues:
License	$23,914	$47,817	$65,654	$103,066	$98,440
Subscription and maintenance	126,626	123,430	95,689	87,093	89,110
Services and other	145,476	151,796	84,455	46,539	42,253

Total revenues	296,016	323,043	245,798	236,698	229,803

Cost of revenues:
License	1,989	3,576	2,673	3,562	3,741
Subscription and maintenance (2)	31,424	29,665	22,428	22,682	29,928
Services and other (2)	129,562	125,222	70,044	36,737	30,306
Amortization of acquired technology and customer intangible assets	15,702	19,501	5,065	4,000	6,732

Total cost of revenues	178,677	177,964	100,210	66,981	70,707

Gross profit	117,339	145,079	145,588	169,717	159,096

Operating expenses:
Sales and marketing (2)(7)	78,071	92,262	76,054	67,766	71,269
Research and development (2)(7)	50,085	49,610	54,362	54,286	63,876
General and administrative (2)(7)	32,850	34,725	26,680	34,842	37,513
Other income—Softbank	(13,585)	(9,490)	—	—	—
Amortization of goodwill and other intangible assets (3)	800	798	460	113,464	559,046
Business partner warrants, net (4)	—	—	—	—	5,562
In-process research and development	—	—	100	—	—
Restructuring and integration costs	26,321	41,248	16,803	5,350	62,609
Impairment of goodwill (5)	—	247,830	—	—	—
Litigation provision	—	37,000	—	—	—

Total operating expenses (7)	174,542	493,983	174,459	275,708	799,875

Loss from operations (7)	(57,203)	(348,904)	(28,871)	(105,991)	(640,779)
Interest and other income, net	10,935	5,863	2,808	5,729	7,013

Net loss before income taxes and minority interests (7)	(46,268)	(343,041)	(26,063)	(100,262)	(633,766)
Provision (benefit) for income taxes	1,533	6,570	(294)	(92)	2,784
Minority interests in net income (loss) of consolidated subsidiaries	—	17	(539)	3,460	(286)

Net loss (7)	$(47,801)	$(349,628)	$(25,230)	$(103,630)	$(636,264)

Net loss per share—basic and diluted (6)(7)	$(0.73)	$(5.49)	$(0.51)	$(2.34)	$(14.74)

Weighted average shares used in computing net loss per share—basic and diluted (6)	65,924	63,655	49,625	44,381	43,174

	September 30,
	2006	2005	2004	2003	2002
Consolidated Balance Sheets Data (1)
Cash and cash equivalents, restricted cash and marketable securities	$170,616	$147,435	$213,419	$235,173	$275,533
Working capital (7)	$58,496	$32,304	$36,206	$22,397	$40,302
Total assets (7)	$586,944	$594,239	$937,484	$462,725	$625,778
Restructuring obligations, less current portion and deferred rent obligations	$103,074	$90,540	$62,448	$49,894	$55,048
Minority interests	$—	$—	$19,547	$20,019	$15,027
Total stockholders’ equity (7)	$333,023	$336,242	$653,090	$223,574	$315,048

(1)	The consolidated statements of operations data and the consolidated balance sheet data as of and for each of the fiscal years in the five-year period ended September 30, 2006 reflect the following business combinations (all of which were accounted for using the purchase method of accounting):
•	On January 28, 2003, we acquired Goodex AG. The consolidated statements of operations data includes the results of operations of Goodex AG subsequent to January 28, 2003 and the consolidated balance sheet data includes the financial position of Goodex AG subsequent to January 28, 2003.
•	On January 13, 2004, we acquired Alliente, Inc. (“Alliente”). The consolidated statements of operations data includes the results of operations of Alliente subsequent to January 13, 2004 and the consolidated balance sheet data includes the financial position of Alliente subsequent to January 13, 2004.
•	On April 15, 2004, we acquired Softface. The consolidated statements of operations data includes the results of operations of Softface subsequent to April 15, 2004 and the consolidated balance sheet data includes the financial position of Softface subsequent to April 15, 2004.
•	On July 1, 2004, we completed our merger with FreeMarkets. The consolidated statements of operations data includes the results of operations of FreeMarkets subsequent to July 1, 2004 and the consolidated balance sheet data includes the financial position of FreeMarkets subsequent to July 1, 2004. See Note 4 of Notes to Consolidated Financial Statements.
(2)	In connection with the adoption of SFAS No. 123R, Share-Based Payment, and in accordance with Staff Accounting Bulletin (“SAB”) 107, we reclassified stock-based compensation for the four fiscal years ended September 30, 2005 of $19.6 million, $2.8 million, $2.2 million and $14.8 million, respectively, into cost of revenues, sales and marketing, research and development and general administrative to conform with the current year presentation. The following table reflects stock-based compensation expense (benefit), net of the effects of cancellations, by operating expense category (in thousands):

	Year Ended September 30,
	2005	2004	2003	2002
Cost of revenues—subscription and maintenance	$865	$68	$(278)	$1,628
Cost of revenues—services and other	3,665	212	(451)	1,649
Sales and marketing	8,986	1,763	1,544	4,312
Research and development	2,398	271	272	(264)
General and administrative	3,690	474	1,074	7,442

Total	$19,604	$2,788	$2,161	$14,767

(3)	As discussed in Note 1 of Notes to Consolidated Financial Statements, effective October 1, 2002, we adopted SFAS No. 142. As a result, goodwill and other intangible assets with indefinite lives are no longer being amortized subsequent to September 30, 2002.
(4)	For the year ended September 30, 2002, business partner warrants expense, net, totaling $5.6 million is attributable to sales and marketing operating expense.
(5)	We recorded a $247.8 million impairment charge to reduce goodwill in the year ended September 30, 2005.
(6)	The above information has been restated to reflect the one-for-six reverse split of our outstanding common stock effected on July 1, 2004.
(7)

In connection with a review of our property and equipment, net, accounts payable and accrued liability accounts in the year ended September 30, 2006, we made a $6.7 million adjustment to the October 1, 2003 accumulated deficit balance and adjustments were made to property and equipment, net of $3.6 million, accounts payable of $1.9 million and accrued liabilities of $1.2 million. These adjustments are reflected in the consolidated balance sheet as of September 30, 2005. Of the $6.7 million adjustment, $2.7 million and $2.4 million is reflected in the consolidated statement of operations data above in the years ended September 30, 2003 and 2002, respectively, in the operating expense line items to which they relate and $1.6 million related to periods prior to the year ended September 30, 2002.

See Note 11 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share. We have paid no cash dividends during the five-year period ended September 30, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere herein, including risks discussed in the section entitled “Risk Factors” and in “Outlook for Fiscal Year 2007” in this section, and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings.

Adjustment of Preliminary Results

As a result of a property tax audit assessment received in October 2006 related to calendar years 2001 through 2004, we have adjusted the preliminary consolidated financial information for the year ended September 30, 2006 announced on October 25, 2006. The effect of the adjustment is to increase our net loss for the year ended September 30, 2006 by $1.7 million ($0.03 per share) from $46.1 million to $47.8 million, and our net loss per share from $0.70 per share to $0.73 per share.

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

Our software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. Our software is designed to integrate with all major platforms and can be accessed via a web browser. Our software can be deployed as an installed application or provided as a service in an on-demand model. In addition to application software, Ariba Spend Management solutions include implementation and strategic consulting services, education and training, commodity expertise and decision support services, benchmarking services, low-cost country sourcing services and procurement outsourcing services. Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 145,000 registered suppliers, offering a wide array of goods and services, are connected to the Ariba Supplier Network.

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

We have aligned our business model with the way we believe customers want to purchase and deploy spend management solutions. Customers may generally subscribe to our software products and services for a specified term, purchase a perpetual software license and/or pay for services on a time-and-materials basis, depending upon their business requirements. Our revenue is comprised of license fees, subscription and maintenance fees, and services and other fees. License revenue consists of fees charged for the use of our software products under perpetual or term agreements. Subscription and maintenance revenue consists of fees charged for hosted on-demand software solutions and fees for product updates and support, as well as fees paid by suppliers for access to the Ariba Supplier Network. Services and other revenue consists of fees for implementation services, consulting services, managed services, training, education, premium support and other miscellaneous items, which are more fully described in “Business—Ariba Spend Management Expertise.”

Due to the different treatment of our revenue streams under applicable accounting guidance, each type of revenue has a different impact on our consolidated financial statements. The majority of our license fees are from perpetual software license sales. Revenue from these license sales is often recognized in the quarter that the software is delivered. Individual software license sales can be significant (greater than $1.0 million) and sales cycles are often lengthy and difficult to predict. As such, the timing of a few large software license transactions or the recognition of license revenue from these transactions can substantially affect our quarterly operating results. By contrast, subscription fees for hosted on-demand software solutions are generally fixed for a specific period of time, and revenue is recognized ratably over the term. Therefore, a subscription license will result in significantly lower current-period revenue than an equal-sized perpetual license, but with revenue recognized in future periods. Similarly, maintenance fees are generally fixed for a specific period of time, and revenue is recognized ratably over the maintenance term. Maintenance contracts are typically entered into when new software licenses are purchased, at a percentage of the software license fee. In addition, most of our customers renew their maintenance contracts annually to continue receiving product updates and product support. Given the ratable revenue recognition and historically high renewal rates of our subscription and maintenance agreements, this revenue stream has generally been more stable over time. Finally, service revenues are driven by a contract, project or statement of work, in which the fees may be fixed for specific services to be provided over time or billed on a time and materials basis. Like subscription and maintenance fees, service fees have generally been more stable over time as revenue has been recognized over the course of the fixed time or project period.

These different revenue streams also carry different gross margins. Revenue from license fees tends to be high-margin revenue, and gross margins are often greater than 90%. Revenue from subscription and maintenance fees also tends to be higher-margin revenue, but not quite as high as license fees, with gross margins typically around 75%. License, subscription and maintenance fees are generally based on software products developed by us, which carry minimal marginal cost to reproduce and sell. Revenue from labor-intensive services and other fees tends to be lower-margin revenue, with gross margins typically in the 10% to 30% range. Our overall gross margins could fluctuate from period to period depending upon the mix of revenue. For example, a period with a higher mix of license revenue versus services revenue would drive overall gross margin higher and vice versa.

Overview of Fiscal Year 2006

Our software sales have shifted over time from predominantly perpetual licenses, with upfront revenue recognition, to more subscription or term licenses, with revenue recognition spread out over time. This trend contributed to our license revenue declining in the year ended September 30, 2006. However, our backlog of subscription software contracts did increase during the year, which we anticipate will be recognized as revenue during fiscal year 2007 and beyond.

More specifically, license revenues of $23.9 million in the year ended September 30, 2006 were down 50% compared to the year ended September 30, 2005, primarily due to a shift from perpetual software licenses to more subscription and hosted term licenses and a difficult selling environment, particularly for large enterprise software deals. Subscription and maintenance revenues of $126.6 million were up 3% compared to the year ended September 30, 2005. Finally, services and other revenues of $145.5 million were down 4% compared to the year ended September 30, 2005.

As a result of these trends, we experienced a significant shift in our revenue mix, with license revenues contributing 8% of total revenues in the year ended September 30, 2006 compared to 15% in the year ended September 30, 2005, subscription and maintenance revenues contributing 43% of total revenues in the year ended September 30, 2006 compared to 38% in the year ended September 30, 2005, and services and other revenues contributing 49% of total revenues in the year ended September 30, 2006 compared to 47% in the year ended September 30, 2005. Our gross profit as a percentage of revenues declined to 40% in the year ended September 30, 2006 compared to 45% in the year ended September 30, 2005, primarily as a result of this shift in our revenue mix (as the gross margin of software license revenues is typically much higher than the gross margin of services revenues) and to a lesser extent as a result of the decline in gross margin from services and other revenues from 18% in the year ended September 30, 2005 to 11% in the year ended September 30, 2006.

Operating expenses decreased to $174.5 million in the year ended September 30, 2006 compared to $494.0 million in the year ended September 30, 2005. The decrease in operating expenses is primarily attributable to a goodwill impairment charge of $247.8 million in the year ended September 30, 2005, a charge of $37.0 million in the year ended September 30, 2005 resulting from the settlement of a patent infringement case, a decrease in restructuring costs of $14.9 million resulting primarily from revisions of our estimates primarily in the Northern California real estate market, a $4.9 million insurance reimbursement in the year ended September 30, 2006 related to litigation expenses and cost cutting measures initiated in fiscal year 2005. In sum, our total net expenses, including cost of revenue and other items, decreased to $343.8 million compared to $672.7 million in the year ended September 30, 2005, which caused a net loss for the year of $47.8 million compared to $349.6 million in the year ended September 30, 2005. The decrease in total expenses was partially offset by an increase in stock-based compensation of $21.6 million, consisting primarily of an $11.9 million increase in restricted stock grants from fiscal year 2005 to 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005 and a $9.4 million increase resulting from our use of the modified prospective transition method of adoption of SFAS No. 123R in fiscal year 2006.

Outlook for Fiscal Year 2007

We anticipate that the shift in our software business from license sales to subscription sales will continue during fiscal year 2007. More specifically, we believe license revenue will decline again in fiscal year 2007, but the sequential declines in quarterly license revenue should be at a slower pace as compared to fiscal year 2006. We expect growth in subscription revenue over fiscal year 2007 to offset these anticipated declines in license revenue.

We believe that our success for fiscal year 2007 will depend largely on our ability to: (1) manage the continuing shift to an on-demand delivery model from both a product and a financial standpoint; (2) sell bundled solution offerings that include both technology and expert services; (3) renew our subscription or time-based revenues, including on-demand software fees, maintenance fees, and fees for certain services; and (4) capitalize on new revenue opportunities, such as access fees for the Ariba Supplier Network and selling on-demand spend management solutions to smaller and mid-market customers.

We believe that key risks to our revenues in fiscal year 2007 include: our ability to manage the shift from selling perpetual license software to on-demand subscription solutions; our ability to introduce additional on-demand versions of our products in fiscal year 2007; our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; our ability to generate organic growth; the market acceptance of spend management solutions as a standalone market category; the overall level of information technology spending; and potential declines in average selling prices. We believe that key risks to our future operating profitability include: our ability to maintain or grow our revenues; a shift in our mix of revenues from higher margin license fees to lower margin subscription software revenues; our ability to improve utilization of our services organization; and the potential adverse impacts resulting from legal proceedings. Our prospects must be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in new and rapidly evolving markets and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

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

	Year Ended September 30,
	Percentage Change Year Over Year		Percentage of Total Revenues
	2006/2005	2005/2004	2006	2005	2004
Revenues:
License	(50)%	(27)%	8%	15%	27%
Subscription and maintenance	3	29	43	38	39
Services and other	(4)	80	49	47	34

Total revenues	(8)	31	100	100	100

Cost of revenues:
License	(44)	34	1	1	1
Subscription and maintenance	6	32	10	9	9
Services and other	3	79	44	39	29
Amortization of acquired technology and customer intangible assets	(19)	285	5	6	2

Total cost of revenues	0	78	60	55	41

Gross profit	(19)	(0)	40	45	59

Operating expenses:
Sales and marketing	(15)	21	26	29	31
Research and development	1	(9)	17	15	22
General and administrative	(5)	30	11	11	11
Other income—Softbank	(43)	NM	(4)	(3)	—
Amortization of other intangible assets	0	73	0	0	0
In-process research and development	—	(100)	—	—	0
Restructuring and integration costs	(36)	145	9	13	7
Goodwill impairment	NM	NM	—	77	—
Litigation provision	NM	NM	—	11	—

Total operating expenses	(65)	183	59	153	71

Loss from operations	84	(1,108)	(19)	(108)	(12)
Interest and other income, net	87	109	4	2	1

Net loss before income taxes and minority interests	87	(1,216)	(15)	(106)	(11)
Provision (benefit) for income taxes	(77)	NM	1	2	(0)
Minority interests in net income (loss) of consolidated subsidiaries	NM	103	—	0	(1)

Net loss	86%	(1,286)%	(16)%	(108)%	(10)%

“NM” means not meaningful

Comparison of the Fiscal Years Ended September 30, 2006, 2005 and 2004

Revenues

Please refer to Note 1 of Notes to Consolidated Financial Statements and “Application of Critical Accounting Policies and Estimates” below for a description of our accounting policy related to revenue recognition.

License

License revenues for the year ended September 30, 2006 were $23.9 million, a 50% decrease from license revenues of $47.8 million for the year ended September 30, 2005. This decrease is primarily attributable to a shift from perpetual license sales to more subscription and hosted term license software sales and the continued difficult selling environment for enterprise software applications. In the future, we believe that license revenues will continue to decline. See “Outlook for Fiscal Year 2007.”

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

Subscription and maintenance

Subscription and maintenance revenues for the year ended September 30, 2006 were $126.6 million, a 3% increase from subscription and maintenance revenues of $123.4 million for the year ended September 30, 2005. Subscription revenues consist mainly of fees for software access subscription and hosted software services. Subscription revenues for the year ended September 30, 2006 were $51.8 million compared to $47.3 million for the year ended September 30, 2005. The increase of $4.5 million, or 10%, was primarily due to a shift from perpetual license sales to more subscription and hosted term license software sales and the growth of Ariba Supplier Network revenue. Maintenance revenues consist primarily of Ariba Buyer and Ariba Sourcing product maintenance fees. Maintenance revenues for the year ended September 30, 2006 were $74.8 million compared to $76.1 million for the year ended September 30, 2005. The decrease of $1.3 million, or 2%, was primarily due to decreased maintenance renewal revenue. Although license revenues decreased 50% during the same period, maintenance renewal revenue on our installed base remains relatively consistent. As a result of decreased perpetual license revenues, we anticipate modest declines of maintenance revenues in fiscal year 2007.

Subscription and maintenance revenues for the year ended September 30, 2005 were $123.4 million, a 29% increase from subscription and maintenance revenues of $95.7 million for the year ended September 30, 2004. Subscription revenues for the year ended September 30, 2005 were $47.3 million compared to $17.9 million for the year ended September 30, 2004. The increase of $29.4 million, or 164%, was primarily due to an expansion of our product lines as a result of our merger with FreeMarkets, the sale of more subscription licenses and the growth of Ariba Supplier Network revenue. Maintenance revenues for the year ended September 30, 2005 were $76.1 million compared to $77.8 million for the year ended September 30, 2004. The decrease of $1.7 million, or 2%, was primarily due to decreased maintenance renewal revenue.

Services and other

Services and other revenues were $145.5 million for the year ended September 30, 2006, a 4% decrease from services and other revenues of $151.8 million for the year ended September 30, 2005. The decrease of

$6.3 million in services and other revenues is primarily due to the deferral of approximately $3.1 million of consulting services revenues in the year ended September 30, 2006 due to such services being bundled with other products or services without evidence of fair value, and due to a decline in implementation revenues.

Services and other revenues were $151.8 million for the year ended September 30, 2005, an 80% increase from services and other revenues of $84.5 million for the year ended September 30, 2004. This increase in services and other revenues is due to $46.7 million of additional services and other revenues resulting from our merger with FreeMarkets, $17.4 million in additional services and other revenues from organic growth, and $3.2 million from Ariba Managed Services added as a result of our acquisition of Alliente in fiscal year 2004.

Cost of Revenues

License

Cost of license revenues consists of product, delivery and royalty costs. Cost of license revenues for the year ended September 30, 2006 was $2.0 million, a 44% decrease from cost of license revenues of $3.6 million for the year ended September 30, 2005. The decrease of $1.6 million was primarily due to a decrease in royalty costs associated with the 50% decrease in license revenues and a decrease in warranty expense of $391,000 primarily due to a warranty provision recorded in the year ended September 30, 2005.

Cost of license revenues for the year ended September 30, 2005 was $3.6 million, a 34% increase from cost of license revenues of $2.7 million for the year ended September 30, 2004. The increase of $903,000 was principally due to an increase in warranty expense of $691,000 due to a $368,000 provision recorded in the year ended September 30, 2005 and a warranty accrual reversal of $323,000 recorded in the year ended September 30, 2004. The increase is also due to an increase in royalties and co-sale and reseller fees totaling $212,000.

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for implementation and services, including stock-based compensation costs, hosting services, technical support, training personnel, facilities and equipment costs. Cost of subscription and maintenance revenues for the year ended September 30, 2006 was $31.4 million, a 6% increase from cost of subscription and maintenance revenues of $29.7 million for the year ended September 30, 2005. This increase is primarily the result of an increase in stock-based compensation expense of $1.4 million primarily due to restricted stock grants in fiscal year 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005.

Cost of subscription and maintenance revenues for the year ended September 30, 2005 was $29.7 million, a 32% increase from cost of subscription and maintenance revenues of $22.4 million for the year ended September 30, 2004. This increase of $7.2 million is primarily due to an increase in the cost of subscription services of $9.4 million, primarily due to an increase in compensation and benefits of $2.4 million to support the shift from perpetual license sales to more subscription and hosted term license software sales, an increase in stock-based compensation of $798,000 primarily due to restricted stock grants in fiscal year 2005 and the stock option exchange program completed in the fourth quarter of fiscal year 2005 and an increase in headcount related costs. This was partially offset by a decrease of $2.2 million in maintenance costs, primarily due to a decrease in compensation and benefits of $924,000 and temporary labor of $531,000.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock-based compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues was $129.6 million for the year ended September 30, 2006, a 3% increase from cost of services and other revenues of $125.2 million for the year ended September 30, 2005. This increase is primarily the result of an increase in stock-based compensation expense of $5.7 million primarily due to restricted stock grants in fiscal year 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005. This was partially offset by a slight decrease in depreciation expense primarily due to office and computer equipment reaching their respective maximum depreciable lives and a change in the estimated useful life of computer equipment in the year ended September 30, 2006 (see Note 1 of Notes to Consolidated Financial Statements).

Cost of services and other revenues was $125.2 million for the year ended September 30, 2005, a 79% increase from cost of services and other revenues of $70.0 million for the year ended September 30, 2004. The increase is primarily a result of additional personnel costs associated with increased levels of resources needed to support higher services revenues, due in part to our acquisition of Alliente and our merger with FreeMarkets, which resulted in increased services personnel. The increase is also due to an increase in stock-based compensation of $3.5 million primarily due to restricted stock grants in fiscal year 2005 and the stock option exchange program completed in the fourth quarter of fiscal year 2005.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of assets associated with our fiscal year 2004 business combinations with Softface and FreeMarkets. This expense amounted to $15.7 million, $19.5 million and $5.1 million for the years ended September 30, 2006, 2005 and 2004, respectively, and primarily relates to our 2004 merger with FreeMarkets. The decrease in the year ended September 30, 2006 is primarily attributable to assets reaching the end of their estimated useful lives.

Operating Expenses

Sales and marketing

Sales and marketing expenses include costs associated with our sales and marketing personnel and product marketing personnel and consist primarily of compensation and benefits, commissions and bonuses, stock-based compensation costs, promotional and advertising expenses, travel and entertainment expenses related to these personnel and the provision for doubtful accounts. Sales and marketing expenses for the year ended September 30, 2006 were $78.1 million, a 15% decrease from sales and marketing expenses of $92.3 million for the year ended September 30, 2005. This decrease is primarily due to the following: (1) a $4.9 million insurance reimbursement in the year ended September 30, 2006 related to litigation expenses which had previously been charged to sales and marketing; (2) decreased legal expenses of $3.7 million resulting from litigation settled in fiscal year 2005; (3) decreased compensation and benefits and sales commissions of $2.0 million and $3.3 million, respectively, primarily due to a 6% decrease in average sales and marketing personnel and due to an increase in reversals of sales commission accruals based on our adopted policy (see Note 7 of Notes to Consolidated Financial Statements for further discussion); (4) decreased bad debt expense of $3.5 million due to improvements in cash collections in the year ended September 30, 2006 and a change in estimate for calculation of the allowance for doubtful accounts, which reduced the allowance for doubtful accounts by approximately $480,000 in the year ended September 30, 2006 (see Note 1 of Notes to Consolidated Financial Statements); and (5) decreased marketing and advertising expenses of $2.3 million due to cost cutting measures initiated in 2005. These decreases were partially offset by an increase in stock-based compensation expense of $4.7 million primarily due to restricted stock grants in fiscal year 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005. We anticipate that sales and marketing expenses will increase as a percentage of revenues in the year ending September 30, 2007 compared to the year ended September 30, 2006 as we increase personnel to support our transition to an on-demand model.

Sales and marketing expenses for the year ended September 30, 2005 were $92.3 million, a 21% increase from sales and marketing expenses of $76.1 million for the year ended September 30, 2004. This increase is primarily attributable to the following: (1) an increase in compensation and benefits expense of $10.0 million due to a 23% increase in average headcount, primarily due to the merger with FreeMarkets in July 2004; (2) an increase in stock-based compensation of $7.2 million primarily due to restricted stock grants in fiscal year 2005 and the stock option exchange program completed in the fourth quarter of fiscal year 2005; and (3) an increase in bad debt expense of $2.8 million due to a deterioration in the aging of our accounts receivable in fiscal year 2005. These items were partially offset by a decrease in legal fees of $3.8 million, primarily due to the settlement of a litigation matter involving a marketing alliance partner in fiscal year 2004.

Research and development

Research and development expenses include costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily included compensation and benefits, stock-based compensation costs, consulting costs and the cost of software development tools and equipment. Research and development expenses for the year ended September 30, 2006 were $50.1 million, a 1% increase from research and development expenses of $49.6 million for the year ended September 30, 2005. The increase is primarily due an increase in stock-based compensation expense of $4.3 million primarily due to restricted stock grants in fiscal year 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005. The increase was partially offset by a decrease in compensation and benefits of $3.3 million resulting from a 4% decrease in average research and development headcount and a slight decrease in depreciation expense primarily due to office and computer equipment reaching their respective maximum depreciable lives and a change in the estimated useful life of computer equipment in the year ended September 30, 2006 (see Note 1 of Notes to Consolidated Financial Statements).

Research and development expenses for the year ended September 30, 2005 were $49.6 million, a 9% decrease from research and development expenses of $54.4 million for the year ended September 30, 2004. This decrease is primarily attributable to the following: (1) a decrease in compensation and benefits expense of $3.1 million resulting from a 19% decrease in average headcount; (2) a decrease in facilities and equipment expense of $1.2 million primarily due to a decrease in depreciation expense as office equipment reaches its maximum depreciable lives; and (3) a decrease in professional services expenses of $1.1 million due to cost cutting efforts in fiscal year 2005. These decreases were partially offset by an increase in stock-based compensation of $2.1 million primarily due to restricted stock grants in fiscal year 2005 and the stock option exchange program completed in the fourth quarter of fiscal year 2005.

General and administrative

General and administrative expenses include costs for executive, finance, human resources, information technology, legal and administrative support functions, and primarily include compensation and benefits, stock-based compensation costs and professional services costs. General and administrative expenses for the year ended September 30, 2006 were $32.9 million, a 5% decrease from general and administrative expenses of $34.7 million for the year ended September 30, 2005. This decrease is primarily due to (1) a decrease in legal expenses of $5.0 million related to a patent infringement matter settled in February 2005; (2) a decrease in compensation and benefits of $1.9 million primarily due to a decrease in severance payouts associated with terminated employees in the year ended September 30, 2005; and (3) a decrease in depreciation expense of $1.6 million primarily due to office and computer equipment reaching their respective maximum depreciable lives, a change in the estimated useful life of computer equipment in the year ended September 30, 2006 (see Note 1 of Notes to Consolidated Financial Statements) and an adjustment to depreciation expense of $455,000 related to a prior period. We assessed our findings with respect to the prior period item using the guidance of SAB 99, and concluded that the amount of the error was immaterial to the current and prior periods. These decreases were partially offset by an increase in stock-based compensation expense of $5.5 million due to restricted stock grants in fiscal year 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005 and an increase of $710,000 related to a property tax audit assessment on facilities in California related to calendar years 2001 through 2004. See Note 6 of Notes to Consolidated Financial Statements for further discussion.

General and administrative expenses for the year ended September 30, 2005 were $34.7 million, a 30% increase from general and administrative expenses of $26.7 million for the year ended September 30, 2004. This increase is primarily attributable to the following: (1) an increase in legal expenses of $4.6 million primarily related to a patent infringement case settled in February 2005; (2) an increase in stock-based compensation of $3.2 million primarily due to restricted stock grants in fiscal year 2005 and the stock option exchange program completed in the fourth quarter of fiscal year 2005; and (3) an increase in audit service fees due to the requirements of the Sarbanes-Oxley Act of 2002 in the year ended September 30, 2005.

Other income—Softbank

During the years ended September 30, 2006 and 2005, we recorded $13.6 million and $9.5 million, respectively of income from the settlement with Softbank entered into in October 2004. The $37.0 million of deferred income recorded upon the settlement with Softbank is being recognized into income, starting in January 2005, over the remaining term of the three-year license ending October 2007. For further discussion, see Note 13 of Notes to Consolidated Financial Statements.

Amortization of other intangible assets

Amortization of other intangible assets was $800,000, $798,000 and $460,000 in the years ended September 30, 2006, 2005 and 2004, respectively. These amounts consisted of the amortization of trade name/trademark and order backlog resulting from our merger with FreeMarkets and our acquisitions of Softface and Alliente.

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

Restructuring and integration costs

For the year ended September 30, 2006, we recorded a charge to operations of $26.3 million for restructuring and integration costs, which is comprised of the following: (1) in June 2006, we revised our estimates for rental rate projections to reflect current market conditions primarily in the Northern California real estate market and sublease commencement dates, resulting in a charge of $24.4 million; (2) severance and related benefits of $273,000 resulting from our goal to better align expenses with our revenue levels and to enable us to invest in certain strategic growth; (3) property taxes of $942,000 related to abandoned facilities in California based on a property tax audit assessment related to calendar years 2001 through 2004 (see Note 6 of Notes to Consolidated Financial Statements); and (4) an adjustment to our restructuring obligation of $730,000 related to a prior period. We assessed our findings with respect to the prior period item using the guidance of SAB 99, and concluded that the amount of the error was immaterial to the current and prior periods.

For the year ended September 30, 2005, we recorded a charge to operations of $41.2 million for restructuring and integration costs, which is comprised of the following: (1) in June 2005, we revised our estimates for sublease rental projections resulting in a charge of $31.8 million; (2) severance and related benefits of $3.8 million resulting from our goal to better align expenses with our revenue levels and to enable us to invest in certain strategic growth initiatives; (3) severance and related benefits of $1.6 million for terminated employees and legal and consulting costs of $1.3 million in connection with the merger with FreeMarkets in order to improve our post-merger competitiveness, productivity and future operating results; (4) a $1.6 million adjustment to our restructuring obligation in March 2005 that was related to a prior period (based on the guidance in SAB 99, we concluded that the amount of the prior period error was immaterial to fiscal years 2005 and 2004); and (5) in July 2005, we reassessed our office space in Pittsburgh, Pennsylvania and ceased use of one of the floors we lease through 2010, which resulted in a charge of $1.2 million.

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

Goodwill impairment

In accordance with SFAS No. 142, we perform a test for impairment on an annual basis or as events and circumstances indicate that goodwill or other intangible assets may be impaired and that the carrying values may not be recoverable. We perform our annual assessment for impairment in the fourth quarter of each fiscal year. In June 2005, based on a combination of factors, particularly: (1) our market capitalization at that time; (2) our then current and projected operating results; (3) significant trends in the enterprise software industry; and (4) our decision to reduce our workforce and eliminate excess facility space, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We determined that our estimated fair value was less than the recorded amount of our net assets, thereby necessitating that we assess our recorded goodwill for impairment. As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the Company to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, we concluded that goodwill was impaired in the amount of $247.8 million. We performed the annual assessment in the fourth quarter of fiscal years 2006 and 2005, and no further indication of goodwill impairment was noted.

Litigation provision

We recorded a $37.0 million provision related to the settlement of our patent infringement litigation during the year ended September 30, 2005.

Interest and other income, net

Interest and other income, net for the year ended September 30, 2006 was $10.9 million, an increase of $5.1 million from interest and other income, net of $5.9 million for the year ended September 30, 2005. The increase is primarily attributable to the following: (1) an increase in interest income of $3.5 million due to an overall increase in the rate of return on marketable investments; (2) income of $1.9 million in the year ended September 30, 2006 related to the settlement of a legal matter assumed in the merger with FreeMarkets; (3) the release of a tax reserve of $800,000 in the year ended September 30, 2006; (4) a $445,000 payroll tax refund in the year ended September 30, 2006 related to a former FreeMarkets subsidiary; (5) a realized gain of approximately $300,000 in the year ended September 30, 2006 on an investment in a public company; and (6) realized losses of approximately $400,000 in the year ended September 30, 2005 on sales of marketable investments. These amounts were partially offset by a realized net gain on a Japanese Yen cash flow hedge in the amount of $2.3 million in the year ended September 30, 2005.

Interest and other income, net for the year ended September 30, 2005 was $5.9 million, an increase of $3.1 million from interest and other income, net of $2.8 million for the year ended September 30, 2004. The increase is primarily attributable to a realized net gain on a Japanese Yen cash flow hedge in the amount of $2.3 million. In December 2004, we hedged a portion of the net assets of Nihon Ariba using foreign currency forward contracts (Japanese Yen) to offset the translation and economic exposures related to anticipated cash flows from this subsidiary. The Japanese Yen hedge minimized currency risk arising from cash held in Japanese Yen as a result of the Softbank settlement in October 2004. The increase in interest and other income, net is also attributable to an increase in realized foreign currency transaction gains in the amount of $1.0 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries. The foreign currency transaction gains are primarily due to the U.S. dollar weakening against the Euro and the British Pound in the first half of 2005. These amounts were partially offset by realized losses on sales of marketable investments of approximately $400,000 in the year ended September 30, 2005.

Provision (benefit) for income taxes

We recorded an income tax provision (benefit) of $1.5 million, $6.6 million and $(294,000) for the years ended September 30, 2006, 2005 and 2004, respectively. The decrease in the year ended September 30, 2006 is primarily attributable to the $4.8 million tax effect related to the buy-out of the minority interests from Softbank in October 2004 and $554,000 recorded for the repatriation of cash from Ariba Korea, Ltd. (“Ariba Korea”) in the year ended September 30, 2005, partially offset by a slight increase in foreign income taxes. The income tax benefit of $294,000 recorded in the year ended September 30, 2004 relates to net tax refunds from various state and foreign tax jurisdictions.

Utilization of our net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations imposed by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of our federal and state net operating loss and tax credit carryforwards before utilization.

As of September 30, 2006, we had net operating loss carryforwards for federal and state tax purposes of $1.6 billion and $840.0 million, respectively, before consideration of any annual limitations as described above. These federal and state net operating loss carryforwards expire in various years from fiscal year 2010 through fiscal year 2026 and from fiscal year 2007 through fiscal year 2026, respectively. As of September 30, 2006, we had research credit carryforwards for federal and state tax purposes of $39.0 million and $25.1 million, respectively. If not utilized, the federal research credit carryforwards will expire in various years from fiscal year 2010 through fiscal year 2024. The state research credit carryforwards will continue indefinitely, except for $285,000, which will expire in 2018. We also had manufacturer’s credit carryforwards as of September 30, 2006 for state tax purposes of $2.0 million, which will expire in various years from fiscal year 2007 through fiscal year 2012. Our net operating loss and tax credit carryforwards include net operating loss and research credit carryforwards of $250.3 million and $5.1 million, respectively, generated by FreeMarkets, which are subject to annual limitations which could reduce or defer the utilization of those losses and credits.

Minority interests

In December 2000, our consolidated subsidiary, Nihon Ariba K.K. (“Nihon Ariba”), sold approximately 41% of its common stock for cash consideration of $40.0 million to Softbank pursuant to our strategic relationship with Softbank. In April 2001, Nihon Ariba sold an additional 2% of its common stock for cash consideration of $4.0 million to third parties. Also in April 2001, our consolidated subsidiary, Ariba Korea, sold approximately 42% of its common stock for cash consideration of $8.0 million to Softbank. Prior to the transactions, we held 100% of the equity of Nihon Ariba and Ariba Korea in the form of common stock.

In October 2004, we purchased the 41% interest in Nihon Ariba and the 42% interest in Ariba Korea held by Softbank for $3.5 million. During the remainder of 2005, we purchased the remaining 2% minority interest in

Nihon Ariba held by minority shareholders. These transactions resulted in a $19.5 million reduction to minority interests during the year ended September 30, 2005. For the year ended September 30, 2005, we increased consolidated net loss by $17,000, as the minority interest’s share of income. For the year ended September 30, 2004, we reduced consolidated net loss by $539,000 as the minority interest’s share of losses.

Liquidity and Capital Resources

As of September 30, 2006, we had $138.8 million in cash, cash equivalents and marketable securities and $31.8 million in restricted cash, for total cash, cash equivalents and marketable securities of $170.6 million. Our working capital on September 30, 2006 was $58.5 million. All significant cash, cash equivalents and marketable securities are held in accounts in the United States except for $8.8 million held by our subsidiary in Korea. As discussed above, the repatriation of cash held in Korea will be subject to foreign withholding taxes at a rate of 11%. As of September 30, 2005, we had $114.2 million in cash, cash equivalents and marketable securities and $33.3 million in restricted cash, for total cash, cash equivalents and marketable securities of $147.4 million. Our working capital on September 30, 2005 was $32.3 million.

The increase in total cash, cash equivalents, marketable securities and restricted cash of $23.2 million in the year ended September 30, 2006 is primarily attributable to our results of operations, excluding non-cash charges for stock-based compensation of $41.2 million, restructuring charges of $26.3 million, depreciation and amortization expense of $23.4 million and non-cash income of $13.6 million from the Softbank transaction. The increase in cash, cash equivalents, marketable securities and restricted cash is also attributable to improved cash collections on outstanding accounts receivable in year ended September 30, 2006.

Net cash from operating activities was $22.5 million for the year ended September 30, 2006, compared to net cash used in operating activities of $68.7 million for the year ended September 30, 2005. Cash flows from operating activities increased $91.2 million primarily due to the following:

•	An increase of $37.0 million associated with the ePlus settlement in February 2005;

•	An increase of $23.0 million associated with the net Softbank activity. In the year ended September 30, 2005, we returned $43.0 million of the interim payments received in connection with the Softbank arbitration proceedings, which represented the amounts owed to Ariba for software and support under the strategic relationship with Softbank, and received $20.0 million from Softbank for a three-year software license of the Ariba Sourcing and Ariba Analysis product lines;

•	An increase from a $4.9 million insurance reimbursement related to litigation matters in the nine months ended September 30, 2006;

•	An increase from reduced cash payments of restructuring obligations of $9.1 million in the year ended September 30, 2006 as compared to the year ended September 30, 2005, primarily for severance and benefit costs as part of the restructuring program in fiscal year 2004 to realign our business model with FreeMarkets;

•	An increase from improved results of operations, excluding non-cash charges, in the year ended September 30, 2006 as compared to the year ended September 30, 2005; and

•	An increase from improved collections on outstanding accounts receivable in the year ended September 30, 2006 as compared to the year ended September 30, 2005.

The above items were partially offset by a $12.4 million payment received from a subtenant in the year ended September 30, 2005.

Net cash used in investing activities was $37.1 million for the year ended September 30, 2006, compared to net cash provided by investing activities of $42.7 million for the year ended September 30, 2005. The decrease is primarily attributable to the allocation of the interim payments received in connection with the Softbank arbitration proceeding from restricted cash and the change in sales of marketable securities, net of purchases of $46.9 million, partially offset by the settlement of the minority interests from Softbank and other minority interest shareholders of $4.4 million in the year ended September 30, 2005.

Net cash provided by financing activities was $5.0 million for the year ended September 30, 2006, compared to net cash provided by financing activities of $11.8 million for the year ended September 30, 2005. Net cash provided by financing activities in both periods is attributable to the issuance of common stock from stock option exercises and the employee stock purchase plan. The repurchase of common stock of $3.1 million in the year ended September 30, 2006 represents shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees.

As of September 30, 2006, we did not have any commitments for capital expenditures.

Contractual obligations

Our primary contractual obligations are under our operating leases and letters of credit which are discussed below.

In March 2000, we entered into a facility lease agreement for 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for our headquarters. The operating lease term commenced in 2001 and ends in January 2013. We occupy 191,200 square feet in this facility, and currently sublease two and one-half buildings totaling 442,600 square feet to third parties. These subleases expire between July 2007 and August 2008. The remaining 82,200 square feet is available for sublease. Minimum monthly lease payments are $2.9 million and escalate annually, with the total future minimum lease payments amounting to $251.7 million over the remaining lease term. As part of this lease agreement, we are required to issue standby letters of credit backed by cash equivalents, totaling $30.3 million as of September 30, 2006, as a form of security through fiscal year 2013. Also, we are required by other lease agreements to hold an additional $1.6 million of standby letters of credit, which are cash collateralized. These instruments are issued by our banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $31.9 million is classified as restricted cash on our consolidated balance sheet as of September 30, 2006.

We also occupy 93,100 square feet of office space in Pittsburgh, Pennsylvania under a lease covering 182,000 square feet that expires in May 2010. The remaining 88,900 square feet is available for sublease. This location consists principally of our services organization and administrative activities.

Future minimum lease payments and sublease income under noncancelable operating leases for the next five years and thereafter are as follows as of September 30, 2006 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income	Net Obligations
2007	$44,975	$(14,401)	$30,574
2008	44,823	(4,142)	40,681
2009	45,329	—	45,329
2010	44,844	—	44,844
2011	42,768	—	42,768
Thereafter	60,691	—	60,691

Total	$283,430	$(18,543)	$264,887

The above table represents our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the specific timing and actual amounts of payments.

Of the total operating lease commitments as of September 30, 2006 noted above, $97.4 million is for occupied properties and $186.0 million is for abandoned properties, which are a component of the restructuring obligation. In November 2004, we repaid in full an outstanding loan with the Commonwealth of Pennsylvania for $378,000.

Other than the lease commitments and letters of credit discussed above, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of September 30, 2006.

Off-balance sheet arrangements

We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

Anticipated cash flows

We expect to incur significant operating costs, particularly related to services delivery costs, sales and marketing, research and development and restructuring costs, for the foreseeable future in order to execute our business plan. We anticipate that such operating costs, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenues, our ability to manage infrastructure costs, the outcome of our subleasing activities related to abandoned excess leased facilities and ongoing regulatory and legal proceedings.

We believe our existing cash, cash equivalents and investment balances, together with anticipated cash flow from operations, should be sufficient to meet our working capital and operating resource requirements for at least the next twelve months. However, given the significant changes in our business and results of operations in the last eighteen months, the fluctuation in cash and investment balances may be greater than presently anticipated. See “Risk Factors.” After the next twelve months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include revenue recognition policies, the assessment of recoverability of goodwill and other intangible assets, restructuring obligations related to abandoned operating leases and contingencies related to the collectibility of accounts receivable and pending litigation. These policies and our practices related to these policies are described below and in Note 1 of Notes to Consolidated Financial Statements.

Revenue recognition

Substantially all of our revenues are derived from three sources: (i) licensing software; (ii) providing on-demand hosted software solutions, technical support and product updates, otherwise known as subscription and maintenance; and (iii) providing services, including implementation services, consulting services, managed services, training, education, premium support and other miscellaneous services. Our standard end user license agreement provides for use of our software under either a perpetual license or a time-based license based on the number of users. We license our software in multiple element arrangements in which the customer typically purchases a combination of some or all of the following: (i) software products, either on a standalone or on-demand hosted basis; (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and product updates typically over a period of one year; and (iii) a services arrangement, on either a fixed fee for access to specific services over time or a time and materials basis.

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

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, SAB 104, Revenue Recognition, Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables and EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and collectibility is probable. License fee payment terms are considered extended when the arrangement fee is due beyond six months from delivery. In these scenarios, fees are not “fixed or determinable”, and therefore revenue is recognized when fees are due and payable. In arrangements where the license fees are due within six months or less from delivery, the entire arrangement fee is considered fixed or determinable and revenue is recognized when the remaining basic revenue recognition criteria are met, provided that any accompanying services are not considered essential to the functionality of the software products. If collectibility is not considered probable at the inception of the arrangement, we do not recognize revenue until the fee is collected.

We allocate and recognize revenue on contracts that include software accounted for under SOP 97-2 using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for at least one of the delivered elements in the arrangement. We defer revenue for the fair value of the undelivered elements (e.g., hosting, maintenance and consulting services) and recognize revenue for the remainder of the arrangement fee attributable to the delivered elements (e.g., software products) when the basic criteria in SOP 97-2 have been met. Where the contract does not include software, we allocate revenue to each element in a multiple element arrangement based on its respective fair value. Our determination of the fair value of each element in a multiple element arrangement involving software is based on vendor-specific objective evidence (VSOE), which is limited to the price when sold separately. For all other transactions not involving software, fair value is determined using the price when sold separately or other methods allowable under EITF 00-21.

Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year). Revenue from on-demand software, hosting and sourcing solutions services is recognized ratably over the term of the arrangement as the access is provided over the related contract period. Revenue allocated to software implementation, process improvement, training and other services is recognized as the services are performed. The proportion of total revenue from new license arrangements that is recognized upon delivery may vary from quarter to quarter depending upon the relative mix of types of licensing arrangements and the availability of VSOE of fair value for undelivered elements.

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

When revenue is recognized associated with multi-element arrangements and more than one element in an arrangement does not have fair value, the Company first allocates revenue on the statement of operations to those elements for which evidence of fair value is available.

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

Allowance for doubtful accounts receivable

We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide for actual losses resulting from collecting less than full payment on our receivables. A considerable amount of judgment is required when we assess the realizability of receivables, including assessing the probability of collection and the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts might be required. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For the remaining customers, we recognize allowances for doubtful accounts based on the length of time the aggregate receivables are outstanding, the current business environment and historical experience. Alternatively, if the financial condition of our customers were to improve such that their ability to make payments was no longer considered impaired, we would reduce related estimated reserves with a credit to the provision for doubtful accounts.

Recoverability of goodwill

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines since January 2004. In June 2005, based on a combination of factors, particularly: (1) our market capitalization at that time; (2) our then current and projected operating results; (3) significant trends in the enterprise software industry; and (4) our decision to reduce our workforce and eliminate excess facility space, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We determined that our estimated fair value was less than the recorded amount of our net assets, thereby necessitating that we assess our recorded goodwill for impairment. As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the Company to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, we concluded that goodwill was impaired in the amount of $247.8 million. We performed the annual assessment in the fourth quarter of fiscal years 2006 and 2005, and no further indication of goodwill impairment was noted. The remaining balance of goodwill is $326.1 million as of September 30, 2006, and there can be no assurances that future goodwill impairments will not occur.

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

During the year ended September 30, 2004, due to consolidation and abandonment of additional facilities as the result of our merger with FreeMarkets, we recorded restructuring costs of $12.0 million. We also (i) revised our estimates for sublease rental projections resulting in an additional charge of $1.0 million, and (ii) recorded a benefit to operating expense totaling $2.4 million, primarily as a result of entering into a sublease agreement which was not anticipated in previous estimates of the restructuring obligation. In addition, we assumed lease abandonment liabilities of $10.7 million as of July 1, 2004 related to the former headquarters of FreeMarkets in Pittsburgh, Pennsylvania.

During the year ended September 30, 2005, we revised our estimates for sublease rental projections resulting in a charge of $31.8 million. We also recorded a $1.6 million adjustment to our restructuring obligation in March 2005 that was related to a prior period. Based on the guidance in SAB 99, we concluded that the amount of the prior period error was immaterial to fiscal years 2005 and 2004. In July 2005, we re-assessed our office space in Pittsburgh, Pennsylvania and ceased use of one of the floors we lease through 2010, which resulted in a charge of $1.2 million. Finally, we recorded a $1.2 million adjustment to the restructuring obligation due to the closure of an excess legacy FreeMarkets facility. This restructuring adjustment was considered part of purchase accounting for FreeMarkets and was recorded as an adjustment to goodwill.

During the year ended September 30, 2006, we revised our estimates for sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market and sublease commencement dates, resulting in a charge of $24.4 million. The remaining charge in the year ended September 30, 2006 was related to property taxes of $942,000 based on a property tax audit assessment related to calendar years 2001 through 2004 (see Note 6 of Notes to Consolidated Financial Statements for further discussion) and an adjustment to the Company’s restructuring obligation related to a prior periods. The cumulative understatement of expenses for periods prior to the year ended September 30, 2006 was approximately $730,000. We concluded that the effect of the adjustment was not material to the current and prior period. We recorded the cumulative understatement as an increase in restructuring and integration expense and to total operating expenses during the year ended September 30, 2006. During the year ended September 30, 2006, we also recorded a $472,000 decrease to the restructuring obligation due to the assignment of a lease of an excess legacy FreeMarkets facility. The reversal of the remaining obligation related to this facility was recorded as a decrease to goodwill.

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

As of September 30, 2006, we had contractual commitments of $186.0 million for abandoned properties. Our lease abandonment accrual is net of $81.2 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $18.5 million as of September 30, 2006 and the remainder of anticipated sublease income represents management’s estimate of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at September 30, 2006, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on our operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on our Sunnyvale, California headquarters and our other principal office in Pittsburgh, Pennsylvania by approximately $6.2 million as of September 30, 2006.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We develop products primarily in the United States and India and market our products primarily in the United States, Europe and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If any of the events described above were to occur, our net sales could be seriously impacted, since a large portion of our net sales are derived from international operations. For the years ended September 30, 2006, 2005 and 2004, approximately 30%, 28% and 35%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of September 30, 2006 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain (Loss) in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	3,500	$4,461	$17
Czech Koruna	Buy	10,000	449	(0)
Swiss Franc	Buy	1,000	805	(5)
Singapore Dollar	Buy	250	159	(1)
Japanese Yen	Sell	200,000	1,707	12

Total			$7,581	$23

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of September 30, 2006.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains or losses of approximately $750,000. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures. We do not expect material exchange rate gains and losses from other foreign currency exposures.

Cash Flow Risk

In January 2005 and December 2004, we hedged anticipated cash flows from Ariba Korea and Nihon Ariba, respectively, using foreign currency forward contracts (Korean Won and Japanese Yen) to offset the translation and economic exposures related to those cash flows. The Korean Won and Japanese Yen hedges were entered into to minimize currency risk arising from cash held in Korean Won and Japanese Yen as a result of the Softbank settlement in October 2004. In September 2005, the cash held in Nihon Ariba was repatriated and a gain of $2.3 million was realized on these foreign currency contracts in the fourth quarter of fiscal year 2005. The change in fair value of the Korean Won forward contract attributable to the changes in forward exchange rates (the effective portion) is reported in stockholders’ equity. It is anticipated that the majority of the cash held in Ariba Korea will be repatriated in the next three to six months. The notional amount of our hedge was 3.0 billion Korean Won ($3.1 million) as of September 30, 2006. The unrealized net loss on the Korean Won cash flow hedge reported in stockholders’ equity was $263,000 as of September 30, 2006.

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

	Year Ending September 30, 2007	Year Ending September 30, 2008	Year Ending September 30, 2009	Year Ending September 30, 2010	Year Ending September 30, 2011	Thereafter	Total
Cash equivalents	$34,529	$—	$—	$—	$—	$—	$34,529
Average interest rate	4.85%	—	—	—	—	—	4.85%
Marketable securities	$1,550	$1,000	$29,300	$—	$—	$86,769	$118,619
Average interest rate	4.83%	4.83%	4.84%	—	—	5.32%	5.18%

Total investment securities	$36,079	$1,000	$29,300	$—	$—	$86,769	$153,148

The table above does not include uninvested cash of $17.5 million held as of September 30, 2006. Total cash, cash equivalents, marketable securities and restricted cash as of September 30, 2006 was $170.6 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and the related notes thereto, of the Company and the Report of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ariba, Inc.:

We have audited the accompanying consolidated balance sheet of Ariba, Inc. and subsidiaries as of September 30, 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ariba, Inc. and subsidiaries as of September 30, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective October 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ariba, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 27, 2006 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

November 27, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ariba, Inc.:

We have audited the accompanying consolidated balance sheet of Ariba, Inc. and subsidiaries (the Company) as of September 30, 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ariba, Inc. and subsidiaries as of September 30, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

December 6, 2005

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2006	September 30, 2005 (1)
ASSETS
Current assets:
Cash and cash equivalents	$51,997	$60,909
Marketable securities	86,769	50,520
Restricted cash	1,550	1,381
Accounts receivable, net of allowance for doubtful accounts of $3,011 and $4,764 in 2006 and 2005, respectively	31,664	41,890
Prepaid expenses and other current assets	11,157	10,080

Total current assets	183,137	164,780
Property and equipment, net	19,830	21,594
Long-term investments	—	2,731
Restricted cash, less current portion	30,300	31,894
Goodwill	326,101	328,692
Other intangible assets, net	25,060	41,562
Other assets	2,516	2,986

Total assets	$586,944	$594,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,863	$9,154
Accrued compensation and related liabilities	24,694	30,046
Accrued liabilities	21,589	22,216
Restructuring obligations	14,888	18,144
Deferred revenue	40,035	39,548
Deferred income—Softbank	13,572	13,368

Total current liabilities	124,641	132,476
Deferred rent obligations	22,668	22,184
Restructuring obligations, less current portion	80,406	68,356
Deferred revenue, less current portion	25,641	21,056
Deferred income—Softbank, less current portion	565	13,925

Total liabilities	253,921	257,997

Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $.002 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.002 par value; 1,500,000 shares authorized; 75,411 and 71,737 shares issued and outstanding as of September 30, 2006 and 2005, respectively	151	143
Additional paid-in capital	5,032,538	5,023,965
Deferred stock-based compensation	—	(35,537)
Accumulated other comprehensive income	3,475	3,011
Accumulated deficit	(4,703,141)	(4,655,340)

Total stockholders’ equity	333,023	336,242

Total liabilities and stockholders’ equity	$586,944	$594,239

(1)	The Company recorded an adjustment of $3,595, $1,877, $1,245 and $6,717 to property and equipment, net, accounts payable, accrued liabilities and accumulated deficit, respectively. See Note 10 of Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended September 30,
	2006	2005 (1)	2004 (1)
Revenues:
License	$23,914	$47,817	$65,654
Subscription and maintenance	126,626	123,430	95,689
Services and other	145,476	151,796	84,455

Total revenues	296,016	323,043	245,798

Cost of revenues:
License	1,989	3,576	2,673
Subscription and maintenance	31,424	29,665	22,428
Services and other	129,562	125,222	70,044
Amortization of acquired technology and customer intangible assets	15,702	19,501	5,065

Total cost of revenues	178,677	177,964	100,210

Gross profit	117,339	145,079	145,588

Operating expenses:
Sales and marketing	78,071	92,262	76,054
Research and development	50,085	49,610	54,362
General and administrative	32,850	34,725	26,680
Other income—Softbank	(13,585)	(9,490)	—
Amortization of other intangible assets	800	798	460
In-process research and development	—	—	100
Restructuring and integration costs	26,321	41,248	16,803
Goodwill impairment	—	247,830	—
Litigation provision	—	37,000	—

Total operating expenses	174,542	493,983	174,459

Loss from operations	(57,203)	(348,904)	(28,871)
Interest and other income, net	10,935	5,863	2,808

Net loss before income taxes and minority interests	(46,268)	(343,041)	(26,063)
Provision (benefit) for income taxes	1,533	6,570	(294)
Minority interests in net income (loss) of consolidated subsidiaries	—	17	(539)

Net loss	$(47,801)	$(349,628)	$(25,230)

Net loss per share—basic and diluted	$(0.73)	$(5.49)	$(0.51)

Weighted average shares used in computing net loss per share—basic and diluted	65,924	63,655	49,625

Comprehensive loss:
Net loss	$(47,801)	$(349,628)	$(25,230)

Unrealized gain (loss) on investments	128	(159)	(1,029)
Foreign currency translation adjustment	626	1,509	(193)
Cash flow hedge	(290)	27	—

Other comprehensive income (loss)	464	1,377	(1,222)

Comprehensive loss	$(47,337)	$(348,251)	$(26,452)

(1)	The Company made certain reclassifications to prior year amounts to conform to the current year presentation, none of which affected net loss or net loss per share. See Note 1 of Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock (1)		Additional Paid-In Capital (1)	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at October 1, 2003	45,040,611	$90	$4,501,424	$(314)	$2,856	$(4,287,199)	$216,857
Accumulated deficit adjustment (Note 10)	—	—	—	—	—	6,717	6,717
Exercise of stock options	466,296	1	1,997	—	—	—	1,998
Issuance of common stock	744,708	1	7,125	—	—	—	7,126
Issuance of common stock and assumed stock options related to the merger	16,794,573	34	453,215	(2,366)	—	—	450,883
Repurchase and retirement of common stock	(806,000)	(2)	(6,445)	—	—	—	(6,447)
Issuance of restricted stock, net of cancellations	342,080	1	5,766	(5,767)	—	—	—
Exchange and retirement of employee-owned mature stock for taxes	(10,521)	—	(380)	—	—	—	(380)
Modification of employee stock options	—	—	300	—	—	—	300
Amortization of stock-based compensation	—	—	—	2,488	—	—	2,488
Unrealized investment loss, net	—	—	—	—	(1,029)	—	(1,029)
Foreign currency translation adjustment	—	—	—	—	(193)	—	(193)
Net loss	—	—	—	—	—	(25,230)	(25,230)

Balances at September 30, 2004	62,571,747	125	4,963,002	(5,959)	1,634	(4,305,712)	653,090
Exercise of stock options	983,041	2	5,269	—	—	—	5,271
Issuance of common stock	1,037,607	2	6,645	—	—	—	6,647
Issuance of restricted stock, net of cancellations	7,161,794	14	49,059	(49,073)	—	—	—
Exchange and retirement of employee-owned mature stock for taxes	(17,508)	—	(119)	—	—	—	(119)
Modification of employee stock options	—	—	109	171	—	—	280
Amortization of stock-based compensation	—	—	—	19,324	—	—	19,324
Unrealized investment loss, net	—	—	—	—	(159)	—	(159)
Foreign currency translation adjustment	—	—	—	—	1,509	—	1,509
Cash flow hedge	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	(349,628)	(349,628)

Balances at September 30, 2005	71,736,681	143	5,023,965	(35,537)	3,011	(4,655,340)	336,242
SFAS No. 123R adjustment (Note 1)	—	—	(37,656)	35,537	—	—	(2,119)
Exercise of stock options	407,681	1	2,799	—	—	—	2,800
Issuance of common stock	1,005,330	2	5,344	—	—	—	5,346
Issuance of restricted stock, net of cancellations	2,656,798	6	(6)	—	—	—	—
Exchange and retirement of employee-owned mature stock for taxes	(395,850)	(1)	(3,133)	—	—	—	(3,134)
Amortization of stock-based compensation	—	—	41,225	—	—	—	41,225
Unrealized investment gain, net	—	—	—	—	128	—	128
Foreign currency translation adjustment	—	—	—	—	626	—	626
Cash flow hedge	—	—	—	—	(290)	—	(290)
Net loss	—	—	—	—	—	(47,801)	(47,801)

Balances at September 30, 2006	75,410,640	$151	$5,032,538	$—	$3,475	$(4,703,141)	$333,023

(1)	The above information has been restated to reflect the one-for-six reverse split of the Company’s common stock effected on July 1, 2004.

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2006	2005	2004
Operating activities:
Net loss	$(47,801)	$(349,628)	$(25,230)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provisions for doubtful accounts	131	3,592	837
In-process research and development	—	—	100
Depreciation and amortization	23,351	30,371	13,698
Goodwill impairment	—	247,830	—
Stock-based compensation	41,225	19,604	2,788
Impairment of leasehold improvements	—	—	2,885
Impairment of equity investments	149	—	1,062
Minority interests in net income (loss) of consolidated subsidiaries	—	17	(539)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	10,095	2,563	(14,231)
Prepaid expenses and other assets	(783)	523	1,770
Accounts payable	709	(4,402)	1,542
Accrued compensation and related liabilities	(5,352)	(1,518)	(2,355)
Accrued liabilities	(3,067)	(45,557)	31,652
Restructuring obligations	9,266	27,448	(5,491)
Deferred revenue	8,200	(9,861)	(30,783)
Deferred income—Softbank	(13,585)	10,341	—

Net cash provided by (used in) operating activities	22,538	(68,677)	(22,295)

Investing activities:
Purchases of property and equipment	(5,085)	(5,621)	(2,829)
Proceeds from the sales of marketable securities	1,055,242	107,362	161,135
Purchases of marketable securities	(1,088,632)	(93,868)	(53,342)
Cash paid for acquisitions, net of cash acquired	—	—	(39,180)
Purchase of minority interest	—	(4,376)	—
Allocation from (to) restricted cash, net	1,425	39,210	(42,783)

Net cash (used in) provided by investing activities	(37,050)	42,707	23,001

Financing activities:
Principal payments on debt obligations	—	—	(45)
Proceeds from issuance of common stock	8,146	11,918	9,124
Repurchase of common stock	(3,134)	(119)	(6,447)

Cash provided by financing activities	5,012	11,799	2,632

Effect of exchange rate changes on cash and cash equivalents	588	1,049	(126)
Net (decrease) increase in cash and cash equivalents	(8,912)	(13,122)	3,212
Cash and cash equivalents at beginning of year	60,909	74,031	70,819

Cash and cash equivalents at end of year	$51,997	$60,909	$74,031

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$11	$93

Net cash paid (refunded) for taxes	$1,516	$1,322	$(489)

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

Reclassifications

The Company has made certain reclassifications to prior year amounts to conform to the current year presentation, none of which affected net loss or net loss per share. Specifically, with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), and in accordance with Staff Accounting Bulletin (“SAB”) 107, the Company has reclassified $19.6 million and $2.8 million of stock-based compensation into cost of revenues, sales and marketing, research and development and general and administrative expenses in the years ended September 30, 2005 and 2004, respectively. In addition, the Company reclassified state franchise taxes of $447,000 and $134,000 from the provision for income taxes into general and administrative expense in the years ended September 30, 2005 and 2004, respectively. The following table reflects the effect of all of these reclassifications for the years ended September 30, 2005 and 2004 (in thousands):

	Year Ended September 30, 2005		Year Ended September 30, 2004
	As Previously Reported	As Reclassified	As Previously Reported	As Reclassified
Cost of revenues—subscription and maintenance	$28,800	$29,665	$22,360	$22,428
Cost of revenues—services and other	$121,557	$125,222	$69,832	$70,044
Sales and marketing	$83,276	$92,262	$74,291	$76,054
Research and development	$47,212	$49,610	$54,091	$54,362
General and administrative	$30,588	$34,725	$26,072	$26,680
Stock-based compensation	$19,604	$—	$2,788	$—
Provision (benefit) for income taxes	$7,017	$6,570	$(160)	$(294)

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates. The items that are significantly impacted by estimates include revenue recognition, the assessment of recoverability of goodwill and other intangible assets, restructuring obligations related to abandoned operating leases and contingencies related to the collectibility of accounts receivable and pending litigation. In addition, we use assumptions to estimate the fair value of stock-based compensation.

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

Marketable securities

Marketable securities consist primarily of AAA rated auction rate securities with readily determinable fair market values and with original maturities in excess of three months. Auction rate securities are principally variable rate securities tied to short-term interest rates. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these instruments are issued and rated as long-term securities, they are priced and traded as short-term securities because of the liquidity provided through the interest rate reset. The Company’s auction rate securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in stockholders’ equity. Realized gains or losses and other than temporary declines in value, if any, on available-for-sale securities are reported as other income or expense as incurred. The Company periodically reviews these securities for other-than-temporary impairment.

Fair value of financial instruments and concentration of credit risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. The Company maintains its cash, cash equivalents and marketable securities with high quality financial institutions and limits its investment in individual securities based on the type and credit quality of each such security. The Company’s customer base consists of international businesses, and the Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses.

No customer accounted for more than 10% of total revenues for the years ended September 30, 2006, 2005 and 2004. However, one customer accounted for more than 10% of net accounts receivable as of September 30, 2006. No customer accounted for more than 10% of net accounts receivable as of September 30, 2005.

Allowance for doubtful accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due, and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected. For the remaining customers, the Company recognizes allowances for doubtful accounts based on the length of time the aggregate receivables are outstanding, the current business environment and historical experience. In the year ended September 30, 2006, the Company changed its estimates for calculation of the allowance for doubtful accounts related to these remaining customers, primarily based on historical experience of write-offs of outstanding accounts receivable. The change resulted in a reduction to the allowance for doubtful accounts by approximately $480,000 in the year ended September 30, 2006.

Derivative financial instruments and foreign currency management

The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the foreign subsidiaries’ financial statements are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translations of foreign subsidiary financial statements are reported in accumulated other comprehensive income. Gains or losses on foreign currency transactions are recognized in current operations in interest and other income, net. The Company recognized gains of approximately $892,000, $1.0 million and $268,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

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

The forward foreign exchange contracts require the Company to exchange foreign currencies for U.S. dollars or vice versa and such contracts generally mature in six months or less. These contracts are marked to market through operations each period. As of September 30, 2006, the Company’s outstanding foreign exchange contracts in Czech Koruna (CZK), Euros (EUR), Swiss Francs (CHF), Singapore Dollars (SGD) and Japanese Yen (JPY) had a notional amount of $7.6 million, and these contracts had remaining maturities of three months or less. As of September 30, 2005, the Company’s outstanding foreign exchange contracts in Euros (EUR), British Pounds (GBP), Swiss Francs (CHF) and Singapore Dollars (SGD) had a notional amount of $7.5 million, and these contracts had remaining maturities of three months or less.

In January 2005 and December 2004, the Company hedged a portion of the net assets of Ariba Korea and Nihon Ariba, respectively, using foreign currency forward contracts (Korean Won and Japanese Yen) to offset the translation and economic exposures related to anticipated cash flows from these subsidiaries. The Korean Won and Japanese Yen hedges were entered into to minimize currency risk arising from cash held in Korean Won and Japanese Yen as a result of the Softbank settlement in October 2004. In September 2005, the cash held in Nihon Ariba was repatriated and a gain of $2.3 million was realized on these foreign currency contracts in the fourth quarter of fiscal year 2005. The change in fair value of the Korean Won forward contract attributable to the changes in forward exchange rates (the effective portion) is reported in stockholders’ equity. It is anticipated that the majority of the cash held in Ariba Korea will be repatriated in the next three to six months. The notional amount of the Company’s hedge was 3.0 billion Korean Won ($3.1 million) as of September 30, 2006. The unrealized net loss on the Korean Won cash flow hedge reported in stockholders’ equity was $263,000 as of September 30, 2006.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally two to five years based on asset classification, or the lease term, if applicable. Gains and losses on disposals are included in results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Costs for replacements and betterments are capitalized, while the costs of maintenance and repairs are charged against earnings as incurred. In the year ended September 30, 2006, the Company changed the estimated useful life of computer equipment from two years to three years based on warranty agreements related to these assets, resulting in a reduction in depreciation expense of approximately $900,000 in the year ended September 30, 2006.

Impairment of long-lived assets

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

Goodwill and other intangible assets

Purchased other intangible assets with finite lives are amortized over the estimated economic lives of the assets, generally ranging from one to five years, and reviewed for impairment in accordance with SFAS No. 144. Goodwill and purchased other intangible assets determined to have indefinite useful lives are not amortized but are reviewed for impairment annually and more frequently if events and circumstances indicate the assets may be impaired and the carrying value may not be recoverable. The Company has no identifiable intangible assets with indefinite lives as of September 30, 2006.

Factors the Company considers important that could trigger an impairment review of goodwill include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and decreases in the Company’s market capitalization below the recorded amount of the Company’s net assets for a sustained period. The Company’s stock price is highly volatile and has experienced significant declines since January 2004. In June 2005, based on a combination of factors, particularly: (1) the Company’s then current market capitalization; (2) the Company’s then current and projected operating results; (3) significant trends in the enterprise software industry; and (4) the Company’s decision to reduce its workforce and eliminate excess facility space, the Company concluded there were sufficient indicators to require it to assess whether any portion of the Company’s recorded goodwill balance was impaired. The Company determined that its estimated fair value was less than the recorded amount of the Company’s net assets, thereby necessitating that it assess the recorded goodwill for impairment. As required by SFAS No. 142, Goodwill and Other Intangible Assets, in measuring the amount of goodwill impairment, the Company made a hypothetical allocation of the estimated fair value of the Company to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, the Company concluded that goodwill was impaired in the amount of $247.8 million. The Company performed the annual assessment in the fourth quarter of fiscal years 2006 and 2005 and no further indication of impairment was noted. The remaining balance of goodwill is $326.1 million as of September 30, 2006, and there can be no assurances that future goodwill impairments will not occur.

Revenue recognition

Substantially all of the Company’s revenues are derived from three sources: (i) licensing software; (ii) providing on-demand hosted software solutions, technical support and product updates, otherwise known as subscription and maintenance; and (iii) providing services, including implementation services, consulting services, managed services, training, education, premium support and other miscellaneous services. The Company’s standard end user license agreement provides for use of the Company’s software under either a perpetual license or a time-based license based on the number of users. The Company licenses its software in multiple element arrangements in which the customer typically purchases a combination of some or all of the following: (i) software products, either on a standalone or on-demand hosted basis; (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and unspecified product updates typically over a period of one year; and (iii) a services arrangement, on either a fixed fee for access to specific services over time or a time and materials basis.

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

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, SAB 104, Revenue Recognition, Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables, and EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and collectibility is probable. License fee payment terms are considered extended when the arrangement fee is due beyond six months from delivery. In these scenarios, fees are not “fixed or determinable”, and therefore revenue is recognized when fees are due and payable. In arrangements where the license fees are due within six months or less from delivery, the entire arrangement fee is considered fixed or determinable and revenue is recognized when the remaining basic revenue recognition criteria are met, provided that any accompanying services are not considered essential to the functionality of the software products. If collectibility is not considered probable at the inception of the arrangement, the Company does not recognize revenue until the fee is collected.

The Company allocates and recognizes revenue on contracts that include software accounted for under SOP 97-2 using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for at least one of the delivered elements in the arrangement. The Company defers revenue for the fair value of the undelivered elements (e.g., hosting, maintenance, hosting and consulting services) and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements (e.g., software products) when the basic criteria in SOP 97-2 have been met. Where the contract does not include software, the Company allocates revenue to each element in a multiple element arrangement based on its respective fair value. The Company’s determination of the fair value of each element in a multiple element arrangement involving software is based on vendor-specific objective evidence (VSOE), which is limited to the price when sold separately. For all other transactions not involving software, fair value is determined using the price when sold separately or other methods allowable under EITF 00-21.

Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year). Revenue from on-demand software, hosting and sourcing solutions services is recognized ratably over the term of the arrangement, since the access is provided over the related contract period. Revenue allocated to software implementation, process improvement, training and other services is recognized as the services are performed or as milestones are achieved, where appropriate. The proportion of total revenue from new license arrangements that is recognized upon delivery may vary from quarter to quarter depending upon the relative mix of types of licensing arrangements and the availability of VSOE of fair value for undelivered elements.

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

When revenue is recognized associated with multi-element arrangements and more than one element in an arrangement does not have fair value, the Company first allocates revenue on the statement of operations to those elements for which evidence of fair value is available.

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

The Company follows the guidance set forth in SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in accounting for the development of its on-demand application service. SOP 98-1 requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and to amortize such costs over the software’s estimated useful life, which is three years. Costs eligible for capitalization under SOP 98-1 were not material to the Company’s consolidated financial statements.

Advertising expense

Advertising costs are expensed as incurred and totaled $154,000, $3.2 million and $4.0 million during the years ended September 30, 2006, 2005 and 2004, respectively.

Stock-based compensation and deferred stock-based compensation

The Company maintains stock-based compensation plans which allow for the issuance of stock options and restricted common stock to executives and certain employees. The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price. Prior to fiscal year 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, because stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. Also, as the employee stock purchase plan was considered noncompensatory, no expense related to this plan was recognized. However, expense related to the grant of restricted stock had been recognized in the statement of operations under APB Opinion No. 25. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company provided pro forma net loss and net loss per share disclosures for each period prior to the adoption of SFAS No. 123R as if it had applied the fair value-based method in measuring compensation expense for its share-based compensation plans.

Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective transition method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and SFAS No. 148. As a result of the adoption of SFAS No. 123R, the Company’s net loss for the year ended September 30, 2006 was $9.4 million greater than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. This resulted in an increase to basic and diluted net loss per share by $0.14 for the year ended September 30, 2006. Also, during the quarter ended December 31, 2005, in accordance with the modified prospective transition method, the Company eliminated $35.5 million of unamortized value of restricted shares, which represented unrecognized compensation cost for restricted stock awards. The Company also adjusted goodwill by $2.1 million as of October 1, 2005, which represented the unamortized deferred stock-based compensation of unvested stock options as of October 1, 2005 assumed in the merger with FreeMarkets in July 2004. Because the Company used the modified prospective transition method, financial statements for prior periods have not been restated. The Company amortizes the fair value of awards granted both before and after October 1, 2005 on an accelerated basis.

SFAS No. 123R requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of SFAS No. 123R was not material.

Comparable Disclosures

As discussed above in this Note, the Company accounted for share-based employee compensation under SFAS No. 123R’s fair value method during the year ended September 30, 2006. Prior to October 1, 2005, the Company accounted for share-based employee compensation under the provisions of APB Opinion No. 25 and did not adopt the recognition provisions of SFAS No. 123. Accordingly, the Company recorded no share-based compensation expense for its stock options or its employee stock purchase plan for the years ended September 30, 2005 and 2004. The following table illustrates the effect on the Company’s net loss and net loss per share for the years ended September 30, 2005 and 2004 if it had applied the fair value recognition provisions of SFAS No. 123R to share-based compensation using the Black-Scholes valuation model (in thousands, except per share amounts):

	Year Ended September 30, 2005	Year Ended September 30, 2004
Net loss, as reported	$(349,628)	$(25,230)
Add back stock-based compensation expense included in reported net loss	19,604	2,788
Less stock-based compensation expense for restricted stock	(18,481)	(2,032)
Less stock-based compensation expense for options and ESPP determined under fair value based method	(14,466)	(32,797)

Pro forma net loss	$(362,971)	$(57,271)

Reported basic and diluted net loss per share	$(5.49)	$(0.51)

Pro forma basic and diluted net loss per share	$(5.70)	$(1.15)

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

Expected volatility. The Company estimates the volatility of its common stock in the Black-Scholes option valuation at the date of grant based on historical volatility rates over the expected term, consistent with SFAS No. 123R and SAB 107.

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

The fair value for the options granted during the years ended September 30, 2006, 2005 and 2004 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Year Ended September 30,
	2006	2005	2004
Risk-free interest rate	4.37%	3.88%	2.76%
Expected lives (in years)	2.5	2.5	2.7
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	79%	92%	95%

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

	Year Ended September 30,
	2006	2005	2004
Risk-free interest rate	4.34%	3.89%	2.00%
Average expected lives (in years)	1.25	1.25	1.25
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	51%	45%	58%

During the years ended September 30, 2006, 2005 and 2004, the Company recorded $9.4 million, $1.1 million and $756,000, respectively, of stock-based compensation expense associated with employee and director stock options and employee stock purchase plan programs. As of September 30, 2006, there was $2.0 million of unrecognized compensation cost related to employee and director stock options and employee stock purchase plan programs which is expected to be recognized through fiscal year 2007.

During the years ended September 30, 2006, 2005 and 2004, the Company granted 3.6 million, 7.6 million and 365,038 shares, respectively, of restricted common stock to executive officers and certain employees with a fair value of $31.7 million, $53.9 million and $6.5 million, respectively. These amounts will be amortized in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28 (“FIN 28”), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the individual restricted common stock grants, which are two to three years. During the years ended September 30, 2006, 2005 and 2004, the Company recorded $30.4 million, $18.5 million and $2.0 million, respectively, of stock-based compensation expense associated with restricted stock grants. As of September 30, 2006, there was $29.6 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan in the form of common stock with a value of $1.4 million in the year ended September 30, 2006.

Total stock-based compensation of $41.2 million, $19.6 million and $2.8 million was recorded in the years ended September 30, 2006, 2005 and 2004, respectively, to various operating expense categories as follows (in thousands):

	Year Ended September 30,
	2006	2005	2004
Cost of revenues—subscription and maintenance	$2,309	$865	$68
Cost of revenues—services and other	9,344	3,665	212
Sales and marketing	13,681	8,986	1,763
Research and development	6,670	2,398	271
General and administrative	9,221	3,690	474

Total	$41,225	$19,604	$2,788

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

Net loss per share

Net loss per share is calculated in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, excluding restricted common stock subject to forfeiture. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares, including restricted common stock subject to forfeiture and potential common shares outstanding during the period if their effect is dilutive. Potential common shares are comprised of incremental common shares issuable upon the exercise of stock options and warrants and employee stock purchase plans shares.

Comprehensive income (loss)

Comprehensive income or loss includes all changes in equity (net assets) during a period from non-owner sources, including unrealized gains and losses on marketable securities and cash flow hedges and changes in the cumulative translation adjustment.

Adoption of accounting standards and new accounting standards

In December 2004, the FASB issued SFAS No. 123R. In January 2005, the Securities and Exchange Commission (“SEC”) issued SAB 107, which provides supplemental guidance for SFAS No. 123R. The Company adopted SFAS No. 123R in the Company’s first quarter of fiscal year 2006. SFAS No. 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123R had a material impact on the Company’s results of operations. See “Stock-based compensation and deferred stock-based compensation” for further details.

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

In September 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are effective for the first quarter of fiscal year 2008 and the Company is currently evaluating the impact of this guidance on its financial position, results of operation and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the fiscal year beginning October 1, 2008. The Company is evaluating the impact of the provisions of SFAS No. 157.

In September 2006, the SEC issued SAB 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006, which will be the Company’s fiscal year beginning October 1, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its financial position, results of operations or cash flows.

Note 2—Balance Sheet Components

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due, and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected. For the remaining customers, the Company recognizes allowances for doubtful accounts based on the length of time the aggregate receivables are outstanding, the current business environment and historical experience. The provision for doubtful accounts is included in sales and marketing expense in the Company’s consolidated statements of operations.

Changes in the allowance for doubtful accounts for the years ended September 30, 2006, 2005 and 2004 are as follows (in thousands):

Classification	Balance at Beginning of Period	Additions		Allowance Assumed in Business Combination (b)	Balance at End of Period
		Costs and Expenses	Deductions/ Write- offs (a)
Year ended September 30, 2006
Allowance for doubtful accounts	$4,764	$131	$(1,884)	$—	$3,011
Year ended September 30, 2005
Allowance for doubtful accounts	$3,933	$3,592	$(2,761)	$—	$4,764
Year ended September 30, 2004
Allowance for doubtful accounts	$1,356	$837	$(425)	$2,165	$3,933

(a)	Amounts written off as uncollectible or recovered by payment.
(b)	Amount reflects allowance for doubtful accounts assumed as part of the Company’s merger with FreeMarkets.

Prepaid expenses and other current assets consisted of the following as of September 30, 2006 and 2005 (in thousands):

	September 30,
	2006	2005
Prepaid rent	$3,607	$3,550
Other receivables	2,835	2,497
Other prepaid expenses	4,715	4,033

Total prepaid expenses and other current assets	$11,157	$10,080

Other receivables primarily consist of tax receivables. Other prepaid expenses primarily consist of prepaid software licenses and maintenance for software for internal use, prepaid royalties and prepaid health insurance premiums.

Property and equipment and their related useful lives consisted of the following as of September 30, 2006 and 2005 (in thousands):

	September 30,
	2006	2005
Computer equipment and software (2 to 3 years)	$53,538	$49,825
Office equipment (2 years)	7,624	7,430
Furniture and fixtures (5 years)	17,260	17,268
Leasehold improvements (lesser of lease term or economic life)	23,032	23,019

	101,454	97,542
Less accumulated depreciation and amortization	(81,624)	(75,948)

Total property and equipment, net	$19,830	$21,594

Depreciation and amortization expense of property and equipment totaled $6.8 million, $9.5 million and $7.6 million for the years ended September 30, 2006, 2005 and 2004, respectively.

In connection with a review of the Company’s property and equipment accounts in the year ended September 30, 2006, the Company recorded an adjustment of $4.1 million to property and equipment, net related to depreciation expense. Of this adjustment, $3.6 million related to periods prior to fiscal year 2004 and was recorded as an increase to property and equipment, net (decrease to accumulated depreciation and amortization) as of September 30, 2006 and 2005 (see Note 10). The remaining amount of the adjustment of $455,000 related to fiscal year 2005 and was recorded as an increase to property and equipment, net (decrease to accumulated depreciation and amortization) as of September 30, 2006. The Company assessed its findings using the guidance in SAB 99 and concluded that the amount of the error was immaterial to the current and prior periods.

Accrued liabilities consisted of the following as of September 30, 2006 and 2005 (in thousands):

	September 30,
	2006	2005
Professional and consulting fees	$1,070	$1,412
Accrued marketing expenses	665	693
Customer deposits	906	589
Accrued taxes	13,500	13,988
Other accrued liabilities	5,448	5,534

Accrued liabilities	$21,589	$22,216

In connection with a review of the Company’s accrued liability accounts in the year ended September 30, 2006, the Company recorded an adjustment of $1.2 million to accrued liabilities. This adjustment related to periods prior to fiscal year 2004 and is reflected in accrued liabilities as of September 30, 2006 and 2005 (see Note 10). The Company assessed its findings using the guidance in SAB 99 and concluded that the amount of the error was immaterial to the prior periods.

Note 3—Investments

The following is a summary of cash equivalents and available-for-sale securities as of September 30, 2006 and 2005 (in thousands):

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$34,529	$—	$—	$34,529
Corporate notes and bonds	86,769	—	—	86,769

	$121,298	$—	$—	$121,298

Included in cash and cash equivalents	$34,529	$—	$—	$34,529
Included in marketable securities	86,769	—	—	86,769

	$121,298	$—	$—	$121,298

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$21,868	$—	$—	$21,868
Government notes and bonds	2,008	—	(15)	1,993
Corporate notes and bonds	51,371	—	(113)	51,258

	$75,247	$—	$(128)	$75,119

Included in cash and cash equivalents	$21,868	$—	$—	$21,868
Included in marketable securities	50,588	—	(68)	50,520
Included in long-term investments	2,791	—	(60)	2,731

	$75,247	$—	$(128)	$75,119

The following is a summary of the Company’s available-for-sale securities based on contractual maturities (in thousands):

	September 30,
	2006	2005
Due in one year or less	$—	$7,670
Due after one year through two years	—	2,731
Due after two years through three years	—	—
Due after three years	86,769	42,850

	$86,769	$53,251

The marketable securities as of September 30, 2006 and 2005 due after three years are auction rate securities with an interest reset date or put date within 30 days. The Company had gross unrealized losses on securities as of September 30, 2005 comprised of $8,000 on U.S. Treasury obligations, $7,000 on Federal agency non-mortgage-backed securities and $113,000 on corporate bonds. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2005. During the years ended September 30, 2006 and 2004, the Company determined that its investments in privately held companies in the technology sector had incurred a decline in value that was other-than-temporary. Recognition of the impairment resulted in a charge to other expense for the years ended September 30, 2006 and 2004 totaling $149,000 and $1.1 million, respectively. As of September 30, 2006 and 2005, the fair value of remaining strategic investments is approximately $447,000 and $596,000, respectively, which is classified as a long-term asset.

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

The total purchase price of approximately $549.5 million consisted of (i) $89.6 million of cash, (ii) $364.4 million of the Company’s common stock (based on the issuance of approximately 16.8 million shares of Ariba common stock), (iii) the assumption of approximately 13.2 million FreeMarkets stock options with a fair value of $88.9 million, and (iv) other acquisition related expenses of approximately $6.7 million, consisting primarily of payments to financial advisors and other professional fees. For the purposes of this purchase price calculation, the deemed fair value of the Ariba common stock issued in the merger was $21.70 per share, which was equal to Ariba’s average closing price per share as reported on The Nasdaq National Market for each trading day during the period beginning two days before and ending two days after January 23, 2004, the merger announcement date, as adjusted for the one-for-six reverse split of the Company’s outstanding common stock effected on July 1, 2004. For purposes of computing the estimated fair value of the options, the Black-Scholes pricing model was used with the following assumptions: expected life of 4.5 years, risk free rate of 3.53%, expected dividend yield of 0% and volatility of 110%.

The merger was accounted for using the purchase method of accounting, and accordingly the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since July 1, 2004, the results of operations of FreeMarkets have been included in the Company’s consolidated statements of operations. The purchase price allocation related to the FreeMarkets merger was final as of September 30, 2004, except for the resolution of certain tax related pre-acquisition contingencies which will result in an adjustment to goodwill in the period the contingency is resolved (except for any interest that is assessed, which will be charged to the statement of operations). The following is a summary of the allocation of purchase price (in thousands):

Allocation of total purchase price:
Cash, cash equivalents and marketable securities	$108,989
Accounts receivable	24,158
Prepaid expenses and other current assets	1,989
Property and equipment	7,444
Other assets	1,471

Total tangible assets acquired	144,051

Accounts payable and accrued liabilities	19,785
Accrued compensation	5,825
Deferred revenue	1,576
Restructuring obligations	15,482
Other liabilities	437

Total liabilities assumed	43,105

Net tangible assets assumed	100,946
Deferred stock-based compensation	2,366
In-process research and development	100
Goodwill	383,969
Identified intangible assets	62,100

Total purchase price allocation	$549,481

Restructuring obligations included $4.8 million in employee severance costs, primarily consisting of research and development and corporate infrastructure personnel, and $2.1 million in lease abandonment costs arising from the merger. The remaining balance related to restructuring obligations incurred by FreeMarkets prior to the merger date. See Note 7 for additional information on restructuring accruals. Accrued liabilities included $4.0 million for leases assumed in the merger with rents greater than current market rates and $1.0 million in directors and officers liability insurance costs incurred to cover FreeMarkets’ former officers and Board of Directors as required by the merger agreement.

None of the goodwill resulting from the merger with FreeMarkets will be deductible for tax purposes.

The following unaudited pro forma financial information is presented to reflect the results of operations for the year ended September 30, 2004 as if the merger with FreeMarkets had occurred on October 1, 2003. The pro forma results exclude purchased in-process research and development arising from the merger of $100,000 due to its nonrecurring nature. The pro forma financial information includes $16.0 million of nonrecurring charges incurred by FreeMarkets for the year ended September 30, 2004.

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on October 1, 2003 and may not be indicative of future operating results (in thousands, except per share amounts):

Year Ended September 30, 2004
Total net revenues	$347,838
Loss from continuing operations	$(57,906)
Loss per share from continuing operations—basic and diluted	$(0.93)
Weighted average shares—basic and diluted	62,221

Softface, Inc.

On April 15, 2004, the Company completed the acquisition of Softface, Inc. (“Softface”), a privately held company headquartered in Walnut Creek, California. Softface was a spending performance management company offering data enrichment solutions complementary to Ariba’s products. The total purchase price was $6.9 million, consisting of upfront cash payments of $3.3 million, payments of $3.4 million deferred for up to twelve months due to delayed payment terms or general representations and warranties and $169,000 of acquisition costs. Of the total purchase price, $722,000 was allocated to net tangible assets acquired, $7.4 million was allocated to other intangible assets, including existing software technology ($4.9 million), customer relationships ($100,000), order backlog ($100,000) and goodwill ($2.3 million), and $1.2 million was allocated to assumed liabilities. Other intangible assets are being amortized over their estimated useful lives of six months to three years. None of the goodwill will be deductible for tax purposes.

Alliente, Inc.

On January 13, 2004, the Company completed the acquisition of Alliente, Inc. (“Alliente”), a privately held company headquartered in Colorado Springs, Colorado. Alliente provided procurement outsourcing services to companies based on Ariba technology. The total purchase price was approximately $9.2 million, consisting of cash payments of $9.0 million and $183,000 of acquisition costs. Of the total purchase price, $1.5 million was allocated to net tangible assets acquired, $8.5 million was allocated to other intangible assets, including customer relationships ($1.0 million), trade name/trademark ($100,000) and goodwill ($7.4 million) and $790,000 was allocated to assumed liabilities. Other intangible assets are being amortized over their estimated useful lives of three years. None of the goodwill will be deductible for tax purposes.

Note 5—Goodwill and Other Intangible Assets

The table below reflects changes or activity in the balances related to goodwill for the two years ended September 30, 2006 (in thousands):

Net carrying amount
Goodwill balance as of October 1, 2004	$574,679
Add: goodwill adjustments	1,843
Less: impairment charge	(247,830)

Goodwill balance as of September 30, 2005	328,692
Add: goodwill adjustments	(2,591)

Goodwill balance as of September 30, 2006	$326,101

For the year ended September 30, 2006, the Company recorded a $2.1 million decrease to goodwill due to the implementation of SFAS No. 123R, which represented the unamortized deferred stock-based compensation of unvested stock options as of October 1, 2005 that were assumed in the merger with FreeMarkets in July 2004. In addition, the Company recorded a $472,000 decrease to goodwill due to the assignment of a lease of an excess legacy FreeMarkets facility.

For the year ended September 30, 2005, foreign currency translation resulted in a $524,000 increase in the goodwill related to the January 2003 acquisition of Goodex AG, a foreign-based entity. Also, the Company recorded a $1.2 million increase to goodwill due to the closure of an excess legacy FreeMarkets facility in March 2005. In addition, other adjustments aggregating to $134,000 were recorded as an increase to goodwill.

For purposes of the Company’s annual goodwill impairment test, the goodwill balance as of September 30, 2006 has been allocated by management between the three reporting units. The goodwill balance as of September 30, 2006 is $274.7 million, $51.4 million and zero for North America, Europe Middle-East and Africa and Asia-Pacific, respectively. Comparative information for September 30, 2005 is not presented as it is not practicable to do so.

The table below reflects changes or activity in the balances related to other intangible assets for the years ended September 30, 2006 and 2005 (in thousands):

		September 30, 2006			September 30, 2005
	Useful Life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	18 to 36 months	$10,400	$(9,515)	$885	$10,400	$(6,965)	$3,435
Order backlog	6 months	100	(100)	—	100	(100)	—
Trade name/trademark	60 months	1,800	(847)	953	1,800	(474)	1,326
Excess fair value of Visteon in-place contract over current fair value	10 months	1,894	(1,894)	—	1,894	(1,894)	—
Visteon contract and related customer relationship	48 months	3,206	(1,803)	1,403	3,206	(1,002)	2,204
Other contracts and related customer relationships	12 to 48 months	51,081	(29,262)	21,819	51,081	(16,484)	34,597

Total		$68,481	$(43,421)	$25,060	$68,481	$(26,919)	$41,562

Amortization of other intangible assets for the year ended September 30, 2006 totaled $16.5 million. Of the total, amortization of $15.7 million related to the Visteon contract and related customer relationship, other contracts and related customer relationships and existing software technology was recorded as cost of revenues in the year ended September 30, 2006. Amortization of $800,000 related to trade name/trademark and other contracts and related customer relationships was recorded as operating expense in the year ended September 30, 2006.

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

Amortization of other intangible assets for the year ended September 30, 2004 was $6.1 million. Of the total, amortization of $5.1 million related to the Visteon contract and related customer relationship, other contracts and related customer relationships and existing software technology was recorded as cost of revenues in the year ended September 30, 2004. Amortization of $460,000 related to trade name/trademark, other contracts and related customer relationships and order backlog was recorded as operating expense in the year ended September 30, 2004. Amortization of $568,000 related to the excess fair value of the Visteon in-place contract over current fair value was recorded as a reduction of revenues in the year ended September 30, 2004. The Company anticipates amortization of other intangible assets to total $14.6 million, $10.2 million and $255,000 for fiscal years 2007, 2008 and 2009, respectively.

Note 6—Income Taxes

Provision (benefit) for income taxes for the years ended September 30, 2006, 2005 and 2004 were comprised of the following (in thousands):

	Current	Deferred	Total
2006:
Federal	$—	$—	$—
State	—	—	—
Foreign	1,533	—	1,533

Total	$1,533	$—	$1,533

2005:
Federal	$—	$—	$—
State	—	—	—
Foreign	6,570	—	6,570

Total	$6,570	$—	$6,570

2004:
Federal	$—	$—	$—
State	—	—	—
Foreign	(294)	—	(294)

Total	$(294)	$—	$(294)

The Company’s loss before income taxes for the fiscal years ended September 30, 2006, 2005 and 2004 consisted of the following components (in thousands):

	2006	2005	2004
Domestic	$(51,518)	$(356,891)	$(21,549)
Foreign	5,250	13,833	(3,975)

Total pretax loss	$(46,268)	$(343,058)	$(25,524)

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% to the loss before income taxes and actual income tax expense (benefit) for the years ended September 30, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004
Computed tax benefit	$(16,194)	$(120,070)	$(8,933)
State taxes, net of federal benefit	(2,671)	(19,421)	(1,213)
Nondeductible goodwill impairment	—	86,741	—
Nondeductible expenses and other permanent differences	944	(1,330)	1,189
Foreign taxes	(305)	1,728	1,097
Liquidation of foreign subsidiaries	(1,364)	(935)	(579)
Provision to return adjustments	—	92,398	—
Other	(619)	(150)	(1,357)
Expiring net operating losses and credits	—	14,700	—
Acquired company gross deferred tax assets	—	—	(92,117)
Change in valuation allowance	21,742	(47,091)	101,619

Total	$1,533	$6,570	$(294)

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets as of September 30, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred Tax Assets
Accruals and allowances	$131,955	$123,623
Capitalized research and experimentation costs	92,105	104,050
Depreciation and amortization	6,436	10,426
Credit carryforwards	66,141	66,141
Net operating loss carryforwards	598,959	576,329

Deferred tax assets	895,596	880,569
Valuation allowance	(885,593)	(863,851)

Deferred tax assets, net of valuation allowance	10,003	16,718
Deferred Tax Liabilities
Acquired intangibles	(10,003)	(16,718)

Net deferred tax assets (liabilities)	$—	$—

Recorded As:
Current deferred tax asset	$41,514	$49,875
Valuation allowance	(41,514)	(49,875)

Net current deferred tax asset	$—	$—

Non-current deferred tax asset	$854,082	$830,694
Valuation allowance	(844,079)	(813,976)

Net non-current deferred tax asset	10,003	16,718
Non-current deferred tax liability	(10,003)	(16,718)

Net non-current deferred tax asset (liability)	$—	$—

The Company has provided a valuation allowance due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets. The net increase (decrease) in the total valuation allowance for the years ended September 30, 2006, 2005 and 2004 was $21.7 million, $(47.1) million and $101.6 million, respectively. Included in the net operating loss carryforwards is a tax benefit attributable to noncompensatory stock options of $329.1 million at September 30, 2006 which, when and if realized, will be recorded as a credit to additional paid-in capital.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations imposed by Internal Revenue Code Sections 382 and 383 and similar state provisions. Such an annual limitation could result in the expiration of the Company’s federal and state net operating loss and tax credit carryforwards before utilization.

As of September 30, 2006, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $1.6 billion and $842.0 million, respectively, before consideration of any annual limitation as described above. These federal and state net operating loss carryforwards expire in various years from fiscal year 2010 through fiscal year 2026 and from fiscal year 2007 through fiscal year 2026, respectively. As of September 30, 2006, the Company had research credit carryforwards for federal and state tax purpose of approximately $39.0 million and $25.1 million, respectively. If not utilized, the federal research credit carryforwards will expire in various years from fiscal year 2010 through fiscal year 2023. The state research credit carryforwards will continue indefinitely, except for $285,000 which will expire in 2018. The Company also had manufacturer’s credit carryforwards as of September 30, 2006 for state tax purposes of approximately $2.0 million, which will expire in various years from fiscal year 2007 through fiscal year 2012. The Company’s net operating loss and tax credit carryforwards include net operating loss and research credit carryforwards of approximately $250.3 million and $5.1 million, respectively, generated by FreeMarkets, which are subject to annual limitations which could reduce or defer the utilization of those losses and credits.

During fiscal year 2006, the Internal Revenue Service (“IRS”) examined the Company’s U.S. income tax return for fiscal year 2003 and proposed certain adjustments. The Company has resolved some of these proposed adjustments with the IRS, which resulted in a $3.8 million reduction in the Company’s net operating loss for fiscal year 2003. However, the Company has not resolved certain other issues identified by the IRS and is in discussions with them. During fiscal year 2006, the County of Santa Clara in California examined the Company’s personal property tax returns for the 2001 through 2004 calendar years and assessed additional tax and interest of $3.3 million. The Company believes it has additional exposure for the 2005 and 2006 calendar years of $1.0 million. The Company disagrees with the assessment and has appealed. While the Company believes it possibly will be successful on appeal, it has accrued $1.6 million for potential exposure. The Company is also being audited by numerous state and non-U.S. tax authorities. The Company believes that it has adequately accrued for any reasonably foreseeable outcome related to these audits.

Determination of the amount of unrecognized deferred U.S. tax liability on the undistributed earnings of the Company’s foreign subsidiaries is not practical. The undistributed earnings of the foreign subsidiaries is approximately $22.0 million as of September 30, 2006. The Company has decided to permanently reinvest those earnings and accordingly has not provided for any taxes thereon, with the exception of approximately $8.0 million for Ariba Korea and approximately $2.0 million for Nihon Ariba. The Company plans to repatriate both of those amounts in the next three to six months.

Note 7—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 191,200 square feet in this facility. The Company currently subleases two and one-half buildings, totaling 442,600 square feet, to third parties. These subleases expire in July 2007, May 2008 and August 2008, respectively. The remaining 82,200 square feet is available for sublease. Minimum monthly lease payments are approximately $2.9 million and escalate annually, with the total future minimum lease payments amounting to $251.7 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit backed by cash equivalents, totaling $30.3 million as of September 30, 2006, as a form of security through fiscal year 2013. Also, the Company is required by other lease agreements to hold an additional $1.6 million of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $31.9 million is classified as restricted cash on the Company’s consolidated balance sheet as of September 30, 2006.

The Company also occupies 93,100 square feet of office space in Pittsburgh, Pennsylvania under a lease covering 182,000 square feet that expires in May 2010. The remaining 88,900 square feet is available for sublease. This location consists principally of the Company’s services organization and administrative activities.

The Company leases certain equipment, software and its facilities under various noncancelable operating and immaterial capital leases with various expiration dates through 2013. Gross operating rental expense was approximately $48.7 million, $50.3 million and $48.7 million for the years ended September 30, 2006, 2005 and 2004, respectively. Gross operating rental expense was reduced by sublease income of $17.2 million, $17.5 million and $22.7 million for the years ended September 30, 2006, 2005 and 2004, respectively.

Future minimum lease payments and sublease income under noncancelable operating leases for the next five years and thereafter are as follows as of September 30, 2006 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income
2007	$44,975	$14,401
2008	44,823	4,142
2009	45,329	—
2010	44,844	—
2011	42,768	—
Thereafter	60,691	—

Total	$283,430	$18,543

Of the total operating lease commitments as of September 30, 2006 noted above, $97.4 million is for occupied properties and $186.0 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring and integration costs

The Company recorded a charge to operations for restructuring and integration costs of $26.3 million, $41.2 million and $16.8 million for the years ended September 30, 2006, 2005 and 2004, respectively. See disclosure below for a detailed discussion of these amounts.

The following table details accrued restructuring and integration obligations and related activity for the three years ended September 30, 2006 (in thousands):

	Severance and benefits	Lease abandonment costs	Leasehold impairments	Other integration costs	Total restructuring and integration costs
Accrued restructuring obligations as of October 1, 2003	$67	$47,809	$—	$—	$47,876
Cash paid	(5,153)	(11,696)	—	(2,560)	(19,409)
Total charge to operating expense	3,402	7,710	2,885	2,806	16,803
Asset impairment applied to asset balances	—	—	(2,885)	—	(2,885)
Restructuring obligation assumed under purchase acquisition	4,813	10,669	—	—	15,482

Accrued restructuring obligations as of September 30, 2004	3,129	54,492	—	246	57,867
Cash paid	(6,830)	(17,764)	—	(1,593)	(26,187)
Total charge to operating expense	5,385	34,516	—	1,347	41,248
Purchase accounting adjustment	—	1,185	—	—	1,185
Sublease early payment from tenant	—	12,387	—	—	12,387

Accrued restructuring obligations as of September 30, 2005	1,684	84,816	—	—	86,500
Cash paid	(1,915)	(15,140)	—	—	(17,055)
Total charge to operating expense	273	26,048	—	—	26,321
Purchase accounting adjustment	—	(472)	—	—	(472)

Accrued restructuring obligations as of September 30, 2006	$42	$95,252	$—	$—	95,294

Less: current portion					14,888

Accrued restructuring obligations, less current portion					$80,406

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. During the year ended September 30, 2006, an additional $273,000 of severance and benefits was recorded due to the continued reduction of the Company’s workforce, primarily to better align its expenses with its revenue levels and to enable the Company to invest in certain growth initiatives.

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

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Mountain View and Sunnyvale, California and Pittsburgh, Pennsylvania. Total lease abandonment costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. As of September 30, 2006, $95.3 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013. During the year ended September 30, 2006, the Company revised its estimates for sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market and sublease commencement dates, resulting in a charge of $24.4 million. The remaining charge in the year ended September 30, 2006 was for property taxes of $942,000 related to abandoned facilities in California based on a property tax assessment related to calendar years 2001 through 2004 (see Note 6) and an adjustment of $730,000 to the Company’s restructuring obligation related to a prior period. The Company concluded that the effect of the adjustment was not material to the current and prior periods. The Company recorded the $730,000 understatement as an increase in restructuring and integration expense and to total operating expenses during the year ended September 30, 2006. During the year ended September 30, 2006, the Company also recorded a $472,000 decrease to the restructuring obligation due to the assignment of a lease of an excess legacy FreeMarkets facility. The reversal of the remaining obligation related to this facility has been recorded as a decrease to goodwill.

During the year ended September 30, 2005, the Company revised its estimates for sublease rental projections resulting in a charge of $31.8 million. The Company also recorded a $1.6 million adjustment to its restructuring obligation in March 2005 that was related to a prior period. Based on the guidance in SAB 99, the Company concluded that the amount of the prior period error was immaterial to fiscal years 2005 and 2004. In July 2005, the Company re-assessed its office space in Pittsburgh, Pennsylvania and ceased use of one of the floors it leases through 2010, which resulted in a charge of $1.2 million. Finally, the Company also recorded a $1.2 million adjustment to the restructuring obligation due to the closure of an excess legacy FreeMarkets facility. This restructuring adjustment was considered part of purchase accounting for FreeMarkets and has been recorded as an adjustment to goodwill.

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

The Company’s lease abandonment accrual is net of $81.2 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $18.5 million as of September 30, 2006, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at September 30, 2006, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the Company’s Sunnyvale, California headquarters and its other principal office in Pittsburgh, Pennsylvania by approximately $6.2 million as of September 30, 2006.

Other integration costs

Other integration costs for the years ended September 30, 2005 and 2004 totaled $1.3 million and $2.8 million, respectively, and consisted primarily of legal and consulting fees incurred in connection with integration activity related to the Company’s merger with FreeMarkets.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of September 30, 2006.

Other accruals

During the fiscal years ended September 30, 2001 and 2000, the Company recorded certain accruals under various sales commission arrangements. It is the Company’s policy to reverse these accruals for these fiscal years as a reduction in expense based upon a number of factors including the expiration of California statute of limitations. During the year ended September 30, 2006, the Company adjusted the accrual to reflect a revision in the scheduled release of these accruals. The reversal in the year ended September 30, 2006 includes $1.3 million related to the year ended September 30, 2005. The Company has concluded that the effect of the error was not material to the current and prior periods. The Company reversed an additional $4.2 million from these accruals in the year ended September 30, 2006.

Litigation

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to the Company’s and FreeMarkets’ initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against the Company and FreeMarkets, and against certain of the two companies’ former officers and directors. These complaints were later consolidated into single class action proceedings related to each IPO. In June 2003, a proposed settlement was reached between plaintiffs and the Company and FreeMarkets (the individual defendants having been previously dismissed). As part of the proposed settlement, the settling issuers were required to assign to the plaintiffs certain claims they had against their underwriters (“Assigned Claims”). Pending the Court’s final approval of the settlement, the Assigned Claims were conditionally assigned to a litigation trustee, which filed lawsuits against the various issuers’ respective underwriters alleging the Assigned Claims. On February 24, 2006, the Court dismissed, with prejudice, the Assigned Claims brought by the litigation trustee against the underwriters on statute of limitations grounds. The plaintiffs have appealed the Court’s decision. Because the Assigned Claims were part of the consideration contemplated under the settlement, it is unclear how the Court’s recent decision will impact the settlement and the Court’s final approval of it. On April 24, 2006, the Court held a hearing in connection with a motion for final approval of the proposed settlement. The Court did not rule on the fairness of the settlement at the hearing. It is uncertain when the Court will issue a ruling, and there can be no assurance that the Court will provide final approval of the settlement. As of September 30, 2006, no amount is accrued as a loss is not considered probable or estimable.

Shareholder Derivative Litigation

In 2003, a number of purported shareholder derivative suits alleging various claims in connection with the Company’s restatement in fiscal year 2003 were filed in the Superior Court of California for the County of Santa Clara on behalf of the Company and against certain of its current and former officers and directors. These complaints were later consolidated into a single purported derivative action. In June 2005, the consolidated action was dismissed by the Court with prejudice. Plaintiffs appealed that ruling, but then stipulated to dismiss the appeal. The Court dismissed the appeal on October 5, 2006. As of September 30, 2006, no amount is accrued as a loss is not considered probable or estimable.

Litigation Relating to Alleged Patent Infringement Disclosures Involving the Company’s Chairman and CEO and Former President and Director

On October 31, 2005, a purported class action, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, was filed in the United States District Court for the Eastern District of Virginia

against the Company’s Chairman and Chief Executive Officer and a former executive and director of the Company. The Company is not named as a defendant in the suit. The action was brought on behalf of stockholders who purchased the Company’s stock from January 28, 2004 through January 31, 2005. The complaint alleges that the defendants artificially inflated the Company’s stock price between those dates by failing to disclose, in public statements that the Company made about its products, market position and performance, that some of those products allegedly infringed patents belonging to a third party. On June 8, 2006, the Court appointed lead plaintiff and lead counsel. On August 28, 2006, the case was transferred to the United States District Court for the Northern District of California. Plaintiff has until December 4, 2006 to file an amended complaint. As of September 30, 2006, no amount is accrued as a loss is not considered probable or estimable.

Patent Litigation

In October 2006, the Company was sued for patent infringement in the United States District Court for the District of Massachusetts. The plaintiff in this matter, Sky Technologies, Inc (“Sky”), alleges that certain unidentified Company products, and certain unidentified FreeMarkets products, violate three U.S. patents owned by Sky. Sky seeks damages in an undisclosed amount, enhancement of those damages, an attorneys fee award and an injunction against further infringement. A substantially similar action had been brought against the Company by Sky in November 2005 but the parties agreed in early 2006 that the matter would be dismissed without prejudice for a period while they attempted to negotiate a resolution. Since the parties were not able to resolve the matter through informal discussions during this period, Sky brought the current action, which has been set for trial commencing on December 3, 2007. As of September 30, 2006, no amount is accrued as a loss is not considered probable or estimable.

General

Defending against these actions and various other claims and legal actions arising in the ordinary course of business may require significant management time and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses are unsuccessful or if it is unable to settle on favorable terms, the Company could be liable for a large damages award and, in the case of patent litigation, subject to an injunction that could seriously harm its business and results of operations.

The Company received an insurance reimbursement of $4.9 million in March 2006 for expenses incurred in certain prior litigation matters. The amount was recorded as a credit to sales and marketing expense in the year ended September 30, 2006, which is where the incurred expenses were initially recorded.

The Company received $1.6 million, which is net of taxes of approximately $300,000, in the year ended September 30, 2006 related to the settlement of a legal matter assumed in the merger with FreeMarkets.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding as of September 30, 2006.

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

In October 2004, the Company purchased the 41% interest in Nihon Ariba and the 42% interest in Ariba Korea held by Softbank for $3.5 million. See Note 13 for a discussion of the Softbank settlement. The Company subsequently purchased the additional 2% interest in Nihon Ariba held by various shareholders. These transactions resulted in a $19.5 million reduction to minority interests during the year ended September 30, 2005.

For the year ended September 30, 2005, the Company increased consolidated net loss by $17,000, which represented the minority interest’s share of income of the two subsidiaries, respectively. For the year ended September 30, 2004, the Company reduced consolidated net loss by approximately $539,000, which represented the minority interest’s share of losses of the two subsidiaries.

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

Financial information for each reportable segment was as follows for the year ended September 30, 2006. Comparative information for the years ended September 30, 2005 and 2004 is not presented as it is not practicable to do so (in thousands):

Year Ended September 30, 2006
Revenue
North America	$177,929
EMEA	66,979
APAC	23,298
Corporate	27,810

Total revenue	$296,016

Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Certain revenue items are not allocated to segments because they are separately managed at the corporate level. These items include Ariba Managed Procurement Services, supplier membership fees and expense reimbursement.

Year Ended September 30, 2006 (in thousands)
Contribution margin
North America	$66,522
EMEA	19,287
APAC	2,487

Total segment contribution margin	$88,296

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

The reconciliation of segment information to the Company’s net loss before income taxes and minority interest is as follows for the year ended September 30, 2006. Comparative information for the year ended September 30, 2005 is not presented as it is not practicable to do so (in thousands):

Year Ended September 30, 2006
Total segment contribution margin	$88,296
Corporate revenue	27,810
Corporate costs, such as research and development, corporate general and administrative and other	(144,071)
Amortization of acquired technology and customer intangible assets	(15,702)
Other income—Softbank	13,585
Amortization of other intangibles	(800)
Restructuring and integration	(26,321)
Interest and other income, net	10,935

Loss before income taxes	$(46,268)

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

	Year Ended September 30,
	2006	2005	2004
License revenues	$23,914	$47,817	$65,654
Subscription revenues	51,815	47,285	17,918
Maintenance revenues	74,811	76,145	77,771
Services and other revenues	145,476	151,796	84,455

Total	$296,016	$323,043	$245,798

Information regarding long-lived assets in geographic areas are as follows (in thousands):

	September 30,
	2006	2005
Long-Lived Assets:
United States	$17,901	$20,216
International	1,929	1,378

Total	$19,830	$21,594

Note 10—Stockholders’ Equity

Reverse Stock Split

On July 1, 2004, the Company effected a one-for-six reverse split of its outstanding common stock. The information contained herein gives retroactive effect to the reverse stock split for all periods presented.

Common Stock Repurchase Program

On October 22, 2002, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of its common stock. On July 23, 2004, the Board of Directors approved an extension of this stock repurchase program. Under the extended program, the Company could repurchase up to $50.0 million of its common stock from time to time, expiring after eighteen months, in compliance with the SEC’s regulations and other legal requirements and subject to market conditions and other factors. The stock repurchase program expired in January 2006. During the year ended September 30, 2004, the Company repurchased and retired 806,000 shares of common stock at an average price of $7.97 per share for a total of $6.4 million.

1999 Equity Incentive Plan

The Company’s Board of Directors approved the 1999 Equity Incentive Plan (the “Incentive Plan”) on April 20, 1999. The Incentive Plan was amended on October 4, 2001. Any shares not issued under the Company’s 1996 Stock Plan (the “1996 Stock Plan”) and any shares repurchased pursuant to the 1996 Stock Plan will also be available for grant under the Incentive Plan. The number of shares reserved under the Incentive Plan automatically increased on January 1 of each year until 2005 by the lesser of 3.3 million shares or 5% of the total number of shares of common stock outstanding on that date. Under the Incentive Plan, eligible employees, outside directors and consultants may be granted stock options, stock appreciation rights, restricted shares or stock units. The exercise price for incentive stock options and nonstatutory options may not be less than 100%

and 85%, respectively, of the fair value of common stock at the option grant date. As of September 30, 2006, 9.1 million shares are available for grant under the Incentive Plan (including shares transferred from the 1996 Stock Plan since September 22, 1999).

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

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”) on April 20, 1999. The Purchase Plan was amended on August 1, 2006. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 1,000 shares per period. The purchase price per share equals 85% of the common stock’s fair value at the end of the defined purchase period. As of September 30, 2006, there have been 4.2 million shares issued under the Purchase Plan and 1.5 million shares are available for future issuance.

The Company has, in connection with the acquisitions of TradingDynamics, Inc. (“TradingDynamics”), Tradex, Inc. (“Tradex”), SupplierMarket.com (“SupplierMarket”) and FreeMarkets, assumed the stock option plans of each acquired company.

TradingDynamics Stock Plans

On January 20, 2000, the Company assumed the TradingDynamics 1998 Stock Plan and 1999 Stock Plan (the “TradingDynamics Plans”). The TradingDynamics Plans were not approved by the Company’s stockholders. The TradingDynamics Plans provide for the grant of incentive stock options to employees at prices not less than 100% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors, and for the grant of nonstatutory stock options to employees and consultants at not less than par value. Generally, options were immediately exercisable, and the resulting shares issued to optionees were subject to certain repurchase rights, which were also assumed by the Company. In January 2000, the Company reserved 274,908 shares for issuance upon the exercise of stock options assumed in connection with the acquisition of TradingDynamics. As of September 30, 2006, there were 1,805 shares outstanding in connection with options granted under the TradingDynamics Plans. As of September 30, 2006, no shares of the Company’s common stock issued pursuant to the TradingDynamics Plans were subject to repurchase by the Company. Options expire not later than ten years from the date of grant.

Tradex Stock Plans

On March 8, 2000, the Company assumed the Tradex 1997 Employee Stock Option Plan and 1999 Employee Stock Option/Stock Issuance Plan (the “Tradex Plans”). The Tradex Plans were not approved by the Company’s stockholders. The Tradex Plans provide for the grant of incentive stock options to employees and the grant of nonstatutory stock options or shares of common stock to employees, board members and consultants at prices less than, equal to, or greater than the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Generally, options were immediately exercisable, and the resulting shares issued to optionees were subject to certain repurchase rights, which were also assumed by the Company. In March 2000, the Company reserved 315,233 shares for issuance upon the exercise of stock options assumed with the acquisition of Tradex. As of September 30, 2006, there were 551 shares outstanding in connection with options granted under the Tradex Plans. As of September 30, 2006, no shares of the Company’s common stock issued pursuant to the Tradex Plans were subject to repurchase by the Company. Options expire not later than ten years from the date of grant.

SupplierMarket Stock Plan

On August 28, 2000, the Company assumed the SupplierMarket 1999 Stock Option Plan (the “SupplierMarket Plan”). The SupplierMarket Plan was not approved by the Company’s stockholders. The SupplierMarket Plan provides for the grant of incentive stock options to employees at prices not less than 100% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors, and the grant of nonstatutory stock options to employees and consultants at prices not less than the par value of the common stock. Under the SupplierMarket Plan, options generally vest over a 48-month period at the rate of 12.5% of the grant after six months of service and 1/48th of the grant per month thereafter. Options expire not later than ten years from the date of grant. As of September 30, 2006, a total of 345,786 shares of the Company’s common stock are reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of SupplierMarket or granted by the Company after the acquisition of SupplierMarket under the SupplierMarket Plan. As of September 30, 2006, there were 1,250 shares outstanding in connection with options granted under the SupplierMarket Plan.

FreeMarkets Stock Plans

On July 1, 2004, the Company assumed the FreeMarkets, Inc. Second Amended and Restated Stock Incentive Plan and Broad Based Equity Incentive Plan (the “FreeMarkets Plans”). The FreeMarkets Plans were not approved by the Company’s stockholders. The Second Amended and Restated Stock Incentive Plan provides for the grant of incentive stock options to employees at prices not less than 100% of the fair market value of the common stock on the date of grant and for the grant of nonstatutory stock options to employees, consultants, advisers and outside directors at a price determined by the Board of Directors. The Broad Based Equity Incentive Plan provides for the grant of nonstatutory stock options to employees (other than officers), consultants and advisers at a price determined by the Board of Directors. Options expire not later than ten years from the date of grant. As of September 30, 2006, a total of 8.7 million shares of the Company’s common stock are reserved for issuance in connection with the acquisition of FreeMarkets or granted by the Company after the acquisition of FreeMarkets under the FreeMarkets Plans. The number of shares reserved under the Second Amended and Restated Stock Incentive Plan automatically increases on October 1 of each year until 2007 by the lesser of 817,750 shares or 3% of the total number of shares of common stock outstanding on that date. The number of shares reserved under the Broad Based Equity Incentive Plan automatically increases on October 1 of each year until 2009 by the lesser of 136,291 shares or 1% of the total number of shares of common stock outstanding on that date. As of September 30, 2006, there were 485,903 shares outstanding in connection with options granted under the FreeMarkets Plans.

A summary of the activity related to the Company’s restricted common stock is presented below for the year ended September 30, 2006:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	7,273,101	$7.17
Granted	3,566,746	$8.88
Vested	(2,386,267)	$7.29
Forfeited	(909,948)	$6.84

Nonvested at end of year	7,543,632	$7.98

The fair value of stock awards vested was $18.4 million, $2.1 million and $79,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

A summary of the activity related to the Company’s stock options is presented below for the year ended September 30, 2006:

	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	3,354,918	$14.27
Granted	8,600	$8.44
Exercised	(407,681)	$6.76
Forfeited	(1,008,985)	$21.72

Outstanding at end of year	1,946,852	$11.95

Exercisable at end of year	1,562,575	$12.64

The aggregate intrinsic value of shares outstanding and exercisable as of September 30, 2006 was $2.6 million and $2.4 million, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the years ended September 30, 2006, 2005 and 2004 was $685,000, $8.1 million and $8.1 million, respectively. The weighted-average grant date fair value of options granted during the years ended September 30, 2006, 2005 and 2004 was $4.30, $4.87 and $9.39, respectively.

The following table summarizes information about stock options outstanding as of September 30, 2006

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.01–$ 4.88	541,520	2.21	$3.47	541,520	$3.47
$ 5.57–$ 7.39	529,032	7.54	$6.71	374,680	$6.76
$ 7.44–$ 11.96	405,486	7.25	$9.71	232,507	$9.89
$11.99–$ 25.80	396,184	6.85	$15.60	339,920	$15.78
$26.53–$733.50	74,630	3.79	$103.27	73,948	$103.86

$ 0.01–$733.50	1,946,852	5.71	$11.95	1,562,575	$12.64

During the year ended September 30, 2005, the Company offered its employees the opportunity to exchange outstanding stock options having an exercise price of $10.00 or more per share for restricted shares of its common stock. The number of newly issued restricted shares issued in exchange for the options was determined by application of various exchange ratios based upon the exercise price of the options. The offer expired in August 2005 and resulted in the voluntary forfeiture of employee stock options to purchase 6.8 million shares of common stock in exchange for 2.6 million shares of restricted common stock, resulting in additional net deferred stock-based compensation of $15.0 million during fiscal year 2005. These amounts are amortized in accordance with FIN 28 over the three-year vesting period of the individual restricted common stock grants.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of September 30, 2006 and 2005 are as follows (in thousands):

	September 30, 2006	September 30, 2005
Unrealized loss on securities	$—	$(128)
Foreign currency translation adjustments	3,738	3,112
Cash flow hedge gain (loss)	(263)	27

Accumulated other comprehensive income	$3,475	$3,011

Accumulated Deficit

In connection with a review of the Company’s property and equipment, net, accounts payable and accrued liability accounts in the year ended September 30, 2006, a $6.7 million adjustment was made to decrease the October 1, 2003 accumulated deficit balance (increase to stockholders’ equity) and to increase property and equipment, net by $3.6 million, and to reduce accounts payable and accrued liabilities by $1.9 million and $1.2 million, respectively, as of such date. These adjustments have been reflected in the consolidated balance sheet as of September 30, 2005. The Company has concluded that this correction is not material to stockholders’ equity, total assets, current liabilities or the Consolidated Balance Sheet.

Note 11—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Year Ended September 30,
	2006	2005	2004
Net loss	$(47,801)	$(349,628)	$(25,230)

Weighted average shares outstanding	73,754	66,787	49,853
Weighted average common shares issued subject to repurchase agreement	(7,830)	(3,132)	(228)

Weighted average shares used in computation of net loss per share—basic and diluted	65,924	63,655	49,625

Basic and diluted loss per share	$(0.73)	$(5.49)	$(0.51)

At September 30, 2006, 2005 and 2004, 1.0 million, 2.5 million and 9.7 million potential common shares, respectively, consisting almost entirely of outstanding options, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

Note 12—401(k) Savings Plan

Company employees in the United States can participate in the Ariba, Inc. Employees 401(k) Savings Plan (the “401(k) Plan”). Participants can generally contribute up to 100% of their eligible compensation annually as defined by the plan document, subject to the section 402(g) limit as defined by the IRS. The Company made a discretionary contribution in the form of common stock with a value of $1.4 million in the year ended September 30, 2006. The Company also made discretionary cash contributions of $841,000, $2.6 million and $0 to the 401(k) Plan during the years ended September 30, 2006, 2005 and 2004, respectively.

Note 13—Other Income—Softbank

In September 2003, the Company commenced an arbitration proceeding against Softbank for failing to meet its contractual revenue commitments. In October 2004, the Company entered into a definitive agreement with Softbank settling their dispute. A total of $37.0 million was recorded as “Deferred income—Softbank” in connection with the settlement. As the Company was unable to determine the respective fair value of the amounts that related to Softbank’s software license, related maintenance and the Company’s prior agreements with Softbank, the $37.0 million will be recognized ratably as “Other income—Softbank” over the three-year software license term ending in October 2007. The Company also made a provision for taxes of $4.8 million in the year ended September 30, 2005 as a result of the settlement. The Company recorded other income of $13.6 million and $9.5 million in the years ended September 30, 2006 and 2005, respectively. As of September 30, 2006 and 2005, deferred income related to the Softbank settlement was $14.1 million and $27.3 million, respectively.

CONSOLIDATED INTERIM FINANCIAL INFORMATION

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(in thousands, except per share amounts)

	Fiscal Year 2006 For the Quarter Ended
	Sept. 30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005
Revenues:
License	$5,082	$6,075	$6,135	$6,622
Subscription and maintenance	32,618	31,619	30,588	31,801
Services and other	34,710	35,939	37,018	37,809

Total revenues	72,410	73,633	73,741	76,232

Cost of revenues:
License	616	306	499	568
Subscription and maintenance	7,933	8,082	7,785	7,624
Services and other	32,232	33,035	32,921	31,374
Amortization of acquired technology and customer intangible assets	3,697	3,696	3,696	4,613

Total cost of revenues	44,478	45,119	44,901	44,179

Gross profit	27,932	28,514	28,840	32,053

Operating expenses:
Sales and marketing	22,602	22,330	14,529 (1)	18,610
Research and development	13,005	12,333	12,794	11,953
General and administrative	8,712 (2)	6,973	8,347	8,818
Other income—Softbank	(3,395)	(3,396)	(3,393)	(3,401)
Amortization of other intangible assets	200	200	200	200
Restructuring and integration costs	942	24,376	730 (3)	273

Total operating expenses	42,066	62,816	33,207	36,453

Loss from operations	(14,134)	(34,302)	(4,367)	(4,400)
Interest and other income, net	4,961	3,138	1,947	889

Net loss before income taxes	(9,173)	(31,164)	(2,420)	(3,511)
Provision for income taxes	890	318	171	154

Net loss	$(10,063)	$(31,482)	$(2,591)	$(3,665)

Net loss per share—basic and diluted	$(0.15)	$(0.48)	$(0.04)	$(0.06)

Weighted average shares used in computing net loss per share—basic and diluted	67,215	65,817	65,298	65,322

(1)	The amount in the three months ended March 31, 2006 includes an adjustment of $1,338 related to certain accruals under various sales commission arrangements related to a prior period. The Company has concluded that the effect of the error was not material to the current and prior periods. See Note 7 of Notes to Consolidated Financial Statements.
(2)	The amount in the three months ended September 30, 2006 includes an adjustment of $455 related to depreciation expense related to a prior period. The Company has concluded that the effect of the error was not material to the current and prior periods. See Note 2 of Notes to Consolidated Financial Statements.
(3)	The charge in the three months ended March 31, 2006 of $730 was for an adjustment to the Company’s restructuring obligation related to a prior period. The Company concluded that the effect of the adjustment was not material to the current and prior periods. See Note 7 of Notes to Consolidated Financial Statements.

CONSOLIDATED INTERIM FINANCIAL INFORMATION

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(in thousands, except per share amounts)

	Fiscal Year 2005 For the Quarter Ended
	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004
Revenues:
License	$8,010	$10,070	$12,615	$17,122
Subscription and maintenance	30,565	30,213	31,224	31,428
Services and other	38,556	37,432	37,429	38,379

Total revenues	77,131	77,715	81,268	86,929

Cost of revenues:
License	830	998	1,054	694
Subscription and maintenance (1)	7,586	7,251	7,361	7,467
Services and other (1)	30,400	31,400	32,732	30,690
Amortization of acquired technology and customer intangible assets	4,613	4,907	5,281	4,700

Total cost of revenues	43,429	44,556	46,428	43,551

Gross profit	33,702	33,159	34,840	43,378

Operating expenses:
Sales and marketing (1)	21,572	22,824	21,080	26,786
Research and development (1)	11,927	12,101	12,735	12,847
General and administrative (1)	9,577	7,044	8,649	9,455
Other income—Softbank	(3,345)	(3,350)	(2,795)	—
Amortization of other intangible assets	200	200	213	185
Restructuring and integration costs	2,579	34,570	2,282	1,817
Goodwill impairment	—	247,830	—	—
Litigation provision	—	—	—	37,000

Total operating expenses	42,510	321,219	42,164	88,090

Loss from operations	(8,808)	(288,060)	(7,324)	(44,712)
Interest and other income, net	2,259	349	640	2,615

Net loss before income taxes and minority interests	(6,549)	(287,711)	(6,684)	(42,097)
Provision for income taxes (1)	721	1,005	205	4,639
Minority interests in net income (loss) of consolidated subsidiaries	—	(1)	2	16

Net loss	$(7,270)	$(288,715)	$(6,891)	$(46,752)

Net loss per share—basic and diluted	$(0.11)	$(4.52)	$(0.11)	$(0.75)

Weighted average shares used in computing net loss per share—basic and diluted	64,554	63,839	63,518	62,707

(1)	The Company has made certain reclassifications to prior year amounts to conform to the current year presentation, none of which affected net loss or net loss per share. Specifically, with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), the Company has reclassified $4,378, $4,278, $3,422 and $7,526, respectively, for each of the quarters in fiscal year 2005 of stock-based compensation into cost of revenues, sales and marketing, research and development and general and administrative expenses. In addition, the Company reclassified state franchise taxes of $174, $19, $34 and $220, respectively, for each of the quarters in fiscal year 2005 from the provision for income taxes into general and administrative expense. The Company also reclassified $641 of compensation and benefits associated with certain employees from research and development to cost of revenues—subscription and maintenance in the three months ended December 31, 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 17, 2006, the Audit Committee of our Board of Directors approved a change in our independent auditors for the fiscal year ended September 30, 2006 from KPMG LLP to Ernst & Young LLP. In connection with the change of our independent auditors, there was no disagreement of the type specified in Item 304 (a)(1)(iv) of Regulation S-K and no reportable event as described in Item 304(a)(1)(v) of Regulation S-K. See our Form 8-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2006 for additional information.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Disclosure controls and procedures are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis by both our internal audit and finance organizations. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary. We intend to maintain the disclosure controls and procedures as dynamic systems that we adjust as circumstances merit.

As discussed below, we identified a material weakness in our internal control over financial reporting as of September 30, 2006. Accordingly, and based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2006 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon our evaluation of internal control over financial reporting as of September 30, 2006, we identified several significant deficiencies in our internal control over financial reporting that resulted in adjustments and reclassifications to certain financial statement accounts. None of the internal control deficiencies was considered material individually. However, when considered in the aggregate, these control deficiencies indicate a need for more detailed analysis and documentation of balance sheet accounts and together represent a material weakness in internal control over financial reporting. These deficiencies primarily related to balance sheet accounts created in fiscal year 2003 and prior, as follows:

In fiscal year 2001, we abandoned a number of leased facilities as part of our corporate restructuring. Included in the restructuring charges was the impairment of leasehold improvements made to these facilities. In preparing our financial statements for the fiscal year ended September 30, 2006, our management reconciled the amount of the impaired leasehold improvements in our general ledger with our fixed assets register. The reconciliation identified that a total of $3.6 million of depreciation expense had been incorrectly recorded in fiscal years 2002 and 2003 for the leasehold improvements impaired in fiscal year 2001. Management will continue to perform the reconciliation described above in future periods to ensure depreciation expense is properly recorded.

The other significant deficiencies relate to the overaccrual of general accounts payable and lease costs and our accounting for marketing development funds in fiscal years 2001 through 2003.

These deficiencies resulted in an increase in property and equipment, net of $3.6 million and decreases in accounts payable of $1.9 million, accrued liabilities of $1.2 million and accumulated deficit of $6.7 million (increase to stockholders’ equity) as of October 1, 2003 and decreases in net loss in years prior to fiscal year 2004. None of these adjustments impacted reported revenue or cash flow from operating activities during fiscal years 2001 through 2004.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was not effective, as described below, as of September 30, 2006. We have reviewed the results of management’s assessment with our Audit Committee.

Management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented below.

Remediation to Address Material Weakness

We believe that the material weakness in our internal control over financial reporting indicates a need for more detailed analysis and documentation of certain of our balance sheet accounts. In the quarter ended September 30, 2006, management added certain additional reconciliations, analysis and documentation of balance sheet accounts created in fiscal year 2003 and prior years as the initial steps in our plan to remediate the aggregate internal control deficiencies identified above. These actions have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We expect to take additional remedial measures to address the material weakness, as determined appropriate by our Audit Committee with the advice of our management. Any of these additional measures may materially affect our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that was conducted during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning (i) the evaluation of our disclosure controls and procedures referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ariba, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Ariba, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of September 30, 2006, because of the effect of the material weakness identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO control criteria). Ariba, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Internal control deficiencies were identified that resulted in adjustments and reclassifications to certain financial statement accounts, primarily related to certain legacy balance sheet accounts created in fiscal year 2003 and prior. None of the internal control deficiencies was considered material individually. However, when considered in the aggregate, these control deficiencies indicate a need for more detailed analysis and documentation of balance sheet accounts and together represent a material weakness in internal control over financial reporting. These deficiencies resulted in an increase in property and equipment, net and decreases in accounts payable, accrued liabilities and accumulated deficit (increase to stockholders’ equity) as of October 1, 2003, and decreases in net loss in years prior to fiscal year 2004. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the September 30, 2006 consolidated financial statements, and this report does not affect our report dated November 27, 2006 on those financial statements.

In our opinion, management’s assessment that Ariba, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the COSO control criteria, Ariba, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of September 30, 2006, based on the COSO control criteria.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

November 27, 2006

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information set forth in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K. See the information set forth in the section entitled “Proposal No. 1—Election of Directors” in the Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2006 (the “2007 Proxy Statement”), which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

See the information set forth in the section entitled “Executive Compensation and Related Information” in the 2007 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth in Part I, Item 5 of this Form 10-K and the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information set forth in the section entitled “Certain Relationships and Related Transactions” in the 2007 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the information set forth in the section entitled “Proposal No. 2—Ratification of Independent Accountants” in the 2007 Proxy Statement, which is incorporated herein by reference.

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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K dated December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.4 to the Registrant’s Form S-1 Registration No. 333-76953).

4.1	Amended and Restated Investors’ Rights Agreement dated April 17, 1998 (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-1 Registration No. 333-76953).

4.2	Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).

4.3	Amended and Restated Investors’ Rights Agreement dated September 7, 1999 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-1 Registration No. 333-76953).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).

10.2‡	1996 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.3‡	1999 Equity Incentive Plan, as amended (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.4‡	Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration No. 333-76953).

10.5‡	SupplierMarket.com 1999 Stock Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-K dated April 10, 2003).

10.6‡	TradingDynamics 1999 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-K dated April 10, 2003).

10.7‡	TradingDynamics 1998 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K dated April 10, 2003).

10.8‡	Tradex Technologies, Inc. 1999 Stock Option/Stock Issuance Plan, as amended (which is incorporated herein by reference to Exhibit 10.33 to the Registrant’s Form 10-K dated April 10, 2003).

Exhibit No.	Description
10.9‡	Tradex Electronic Commerce Systems, Inc. 1997 Employee Stock Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-K dated April 10, 2003).

10.10‡	Second Amended and Restated Stock Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.5 to FreeMarkets’ Registration Statement on Form S-4 dated February 23, 2001).

10.11‡	2001 Broad Based Equity Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.12 to FreeMarkets’ Form 10-K dated March 14, 2003).

10.12	Lease Agreement, dated September 12, 1996, by and between Charleston Place Associates and U.S. Robotics Access Corp., as amended (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form S-1 Registration No. 333-76953).

10.13	Sublease, dated February 1999, by and between 3Com Corporation, successor in interest to U.S. Robotics Access Corp., and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form S-1 Registration No. 333-76953).

10.14	Lease Agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated May 15, 2000).

10.15	Amended and Restated Sublease dated August 6, 2001, by and between Interwoven, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.16	Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q dated April 10, 2003).

10.17	Sub-sublease Agreement, dated March 3, 2004, by and between Google, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.43 to Registrant’s Form 10-Q dated May 17, 2004)

10.18	Lease Agreement, dated October 21, 1998, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(a) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).

10.19	First Amendment to Lease, dated March 30, 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(b) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).

10.20	Second Amendment to Lease, dated September 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(c) to FreeMarkets’ Amendment No. 1 to Registration Statement on Form S-1 dated November 11, 1999).

10.21	Third Amendment to Lease, dated March 2000, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.2(d) to FreeMarkets’ Form 10-K dated March 14, 2003).

10.22‡	Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s Form 10-Q dated February 14, 2001).

10.23‡	Amendment to Offer Letter, dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A dated December 31, 2001).

Exhibit No.	Description
10.24‡	Offer Letter, dated October 16, 2001, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q dated February 14, 2002).

10.25‡	Offer Letter, dated April 10, 2002, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).

10.26‡	Employment Agreement, dated January 23, 2004, by and between the Registrant and David H. McCormick (which is incorporated herein by reference to Exhibit 10.37 of the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 dated May 13, 2004).

10.27‡	Severance Agreement, dated December 23, 2003, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 10-Q/A dated May 14, 2004).

10.28‡	Severance Agreement, dated December 31, 2003, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.39 to the Registrant’s Form 10-Q/A dated May 14, 2004).

10.29‡	Severance Agreement, dated December 31, 2003, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Form 10-Q/A dated May 14, 2004).

10.30‡	Severance Agreement, dated August 26, 2004, by and between the Registrant and Tayloe Stansbury (which is incorporated herein by reference to Exhibit 10.36 to the Registrant’s Form 10-K dated December 14, 2004).

10.31	Third Amendment to Lease, dated as of October 25, 2004, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-Q dated February 9, 2005).

10.32	Consent to Sublease, dated as of October 25, 2004, by and between Moffett Park Drive LLC, Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-Q dated February 9, 2005).

10.33	Amended and Restated First Amendment to Amended and Restated Sublease, dated as of September 9, 2004, by and between Interwoven, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Form 10-Q dated February 9, 2005).

10.34	First Amendment to Sublease, dated as of October 7, 2004, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated February 9, 2005).

10.35	Second Amendment to and Restatement of Sublease, dated as of October 21, 2004, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-Q dated February 9, 2005).

10.36‡	Registrant’s Revised Bonus Plan for North America for the Fiscal Year ending September 30, 2006 (which is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q dated February 8, 2006).

10.37‡	Employment Agreement, dated January 23, 2004, by and between the Registrant and Kent Parker (which is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Form 10-K dated December 7, 2005).

14.1	Code of Business Conduct.

21.1	Subsidiaries.

Exhibit No.	Description
23.1	Consent of Ernst & Young LLP.

23.2	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, who is duly authorized, in the City of Sunnyvale, State of California on this 1st day of December, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT M. CALDERONI Robert M. Calderoni	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	December 1, 2006

/s/ JAMES W. FRANKOLA James W. Frankola	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 1, 2006

/s/ ROBERT D. JOHNSON Robert D. Johnson	Director	December 1, 2006

/s/ RICHARD A. KASHNOW Richard Kashnow	Director	December 1, 2006

/s/ ROBERT E. KNOWLING, JR. Robert E. Knowling, Jr.	Director	December 1, 2006

/s/ THOMAS F. MONAHAN Thomas Monahan	Director	December 1, 2006

/s/ KARL E. NEWKIRK Karl E. Newkirk	Director	December 1, 2006

/s/ RICHARD F. WALLMAN Richard F. Wallman	Director	December 1, 2006

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K dated December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.4 to the Registrant’s Form S-1 Registration No. 333-76953).

4.1	Amended and Restated Investors’ Rights Agreement dated April 17, 1998 (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-1 Registration No. 333-76953).

4.2	Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).

4.3	Amended and Restated Investors’ Rights Agreement dated September 7, 1999 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-1 Registration No. 333-76953).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).

10.2‡	1996 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.3‡	1999 Equity Incentive Plan, as amended (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.4‡	Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration No. 333-76953).

10.5‡	SupplierMarket.com 1999 Stock Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-K dated April 10, 2003).

10.6‡	TradingDynamics 1999 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-K dated April 10, 2003).

10.7‡	TradingDynamics 1998 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K dated April 10, 2003).

10.8‡	Tradex Technologies, Inc. 1999 Stock Option/Stock Issuance Plan, as amended (which is incorporated herein by reference to Exhibit 10.33 to the Registrant’s Form 10-K dated April 10, 2003).

10.9‡	Tradex Electronic Commerce Systems, Inc. 1997 Employee Stock Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-K dated April 10, 2003).

10.10‡	Second Amended and Restated Stock Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.5 to FreeMarkets’ Registration Statement on Form S-4 dated February 23, 2001).

10.11‡	2001 Broad Based Equity Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.12 to FreeMarkets’ Form 10-K dated March 14, 2003).

10.12	Lease Agreement, dated September 12, 1996, by and between Charleston Place Associates and U.S. Robotics Access Corp., as amended (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form S-1 Registration No. 333-76953).

10.13	Sublease, dated February 1999, by and between 3Com Corporation, successor in interest to U.S. Robotics Access Corp., and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form S-1 Registration No. 333-76953).

Exhibit No.	Description
10.14	Lease Agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated May 15, 2000).

10.15	Amended and Restated Sublease dated August 6, 2001, by and between Interwoven, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.16	Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q dated April 10, 2003).

10.17	Sub-sublease Agreement, dated March 3, 2004, by and between Google, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.43 to Registrant’s Form 10-Q dated May 17, 2004).

10.18	Lease Agreement, dated October 21, 1998, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(a) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).

10.19	First Amendment to Lease, dated March 30, 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(b) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).

10.20	Second Amendment to Lease, dated September 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(c) to FreeMarkets’ Amendment No. 1 to Registration Statement on Form S-1 dated November 11, 1999).

10.21	Third Amendment to Lease, dated March 2000, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.2(d) to FreeMarkets’ Form 10-K dated March 14, 2003).

10.22‡	Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s Form 10-Q dated February 14, 2001).

10.23‡	Amendment to Offer Letter, dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.24‡	Offer Letter, dated October 16, 2001, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q dated February 14, 2002).

10.25‡	Offer Letter, dated April 10, 2002, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).

10.26‡	Employment Agreement, dated January 23, 2004, by and between the Registrant and David H. McCormick (which is incorporated herein by reference to Exhibit 10.37 of the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 dated May 13, 2004).

10.27‡	Severance Agreement, dated December 23, 2003, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 10-Q/A dated May 14, 2004).

10.28‡	Severance Agreement, dated December 31, 2003, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.39 to the Registrant’s Form 10-Q/A dated May 14, 2004).

Exhibit No.	Description
10.29‡	Severance Agreement, dated December 31, 2003, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Form 10-Q/A dated May 14, 2004).

10.30‡	Severance Agreement, dated August 26, 2004, by and between the Registrant and Tayloe Stansbury (which is incorporated herein by reference to Exhibit 10.36 to the Registrant’s Form 10-K dated December 14, 2004).

10.31	Third Amendment to Lease, dated as of October 25, 2004, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-Q dated February 9, 2005).

10.32	Consent to Sublease, dated as of October 25, 2004, by and between Moffett Park Drive LLC, Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-Q dated February 9, 2005).

10.33	Amended and Restated First Amendment to Amended and Restated Sublease, dated as of September 9, 2004, by and between Interwoven, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Form 10-Q dated February 9, 2005).

10.34	First Amendment to Sublease, dated as of October 7, 2004, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated February 9, 2005).

10.35	Second Amendment to and Restatement of Sublease, dated as of October 21, 2004, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-Q dated February 9, 2005).

10.36‡	Registrant’s Revised Bonus Plan for North America for the Fiscal Year ending September 30, 2006 (which is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q dated February 8, 2006).

10.37‡	Employment Agreement, dated January 23, 2004, by and between the Registrant and Kent Parker (which is incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-K dated December 7, 2005).

14.1	Code of Business Conduct.

21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Management contract or compensatory plan or arrangement.