Form 10-Q
period 2006-12-31
ARIBA INC
filed 2007-02-07
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2007 was 77,011,501.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands)

	December 31, 2006	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$49,776	$51,997
Marketable securities	88,798	86,769
Restricted cash	1,500	1,550
Accounts receivable, net of allowance for doubtful accounts of $2,323 and $3,011 as of December 31, 2006 and September 30, 2006, respectively	37,170	31,664
Prepaid expenses and other current assets	10,743	11,157

Total current assets	187,987	183,137
Property and equipment, net	19,362	19,830
Long-term investments	5,039	—
Restricted cash, less current portion	28,920	30,300
Goodwill	326,101	326,101
Other intangible assets, net	21,164	25,060
Other assets	2,617	2,516

Total assets	$591,190	$586,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,496	$9,863
Accrued compensation and related liabilities	21,722	24,694
Accrued liabilities	23,607	21,589
Restructuring obligations	17,318	14,888
Deferred revenue	46,329	40,035
Deferred income—Softbank	10,738	13,572

Total current liabilities	128,210	124,641
Deferred rent obligations	22,633	22,668
Restructuring obligations, less current portion	74,393	80,406
Deferred revenue, less current portion	27,264	25,641
Deferred income—Softbank, less current portion	—	565

Total liabilities	252,500	253,921

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock	153	151
Additional paid-in capital	5,042,084	5,032,538
Accumulated other comprehensive income	3,681	3,475
Accumulated deficit	(4,707,228)	(4,703,141)

Total stockholders’ equity	338,690	333,023

Total liabilities and stockholders’ equity	$591,190	$586,944

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended December 31,
	2006	2005 (1)
Revenues:
Subscription and maintenance	$34,019	$33,068
Services and other	43,148	43,164

Total revenues	77,167	76,232

Cost of revenues:
Subscription and maintenance	7,849	6,683
Services and other	30,330	31,942
Amortization of acquired technology and customer intangible assets	3,696	4,613

Total cost of revenues	41,875	43,238

Gross profit	35,292	32,994

Operating expenses:
Sales and marketing	22,976	19,551
Research and development	12,558	11,953
General and administrative	9,572	8,818
Other income—Softbank	(3,394)	(3,401)
Amortization of other intangible assets	200	200
Restructuring and integration	—	273

Total operating expenses	41,912	37,394

Loss from operations	(6,620)	(4,400)
Interest and other income, net	3,110	889

Loss before income taxes	(3,510)	(3,511)
Provision for income taxes	577	154

Net loss	$(4,087)	$(3,665)

Net loss per share—basic and diluted	$(0.06)	$(0.06)

Weighted average shares—basic and diluted	68,723	65,322

(1)	The Company has made certain reclassifications to prior year amounts to conform to the current year presentation, none of which affected net loss or net loss per share. See Note 1 of Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended December 31,
	2006	2005
Operating activities:
Net loss	$(4,087)	$(3,665)
Adjustments to reconcile net loss to net cash provided by operating activities:
Recovery of doubtful accounts	(688)	(180)
Depreciation	1,694	2,030
Amortization of intangible assets	3,896	4,813
Stock-based compensation	9,686	8,808
Changes in operating assets and liabilities:
Accounts receivable	(4,818)	2,748
Prepaid expenses and other assets	269	671
Accounts payable	(1,367)	990
Accrued compensation and related liabilities	(2,972)	(3,144)
Accrued liabilities	1,974	946
Restructuring obligations	(3,583)	(4,996)
Deferred revenue	7,917	3,224
Deferred income—Softbank	(3,394)	(3,401)

Net cash provided by operating activities	4,527	8,844

Investing activities:
Purchases of property and equipment	(1,226)	(1,114)
Purchases of marketable securities, net of sales	(7,072)	(306)
Allocation from restricted cash, net	1,430	1,000

Net cash used in investing activities	(6,868)	(420)

Financing activities:
Proceeds from issuance of common stock, net	717	1,778
Repurchase of common stock	(855)	(1,773)

Net cash (used in) provided by financing activities	(138)	5

Effect of foreign exchange rate changes on cash and cash equivalents	258	(312)

Net change in cash and cash equivalents	(2,221)	8,117
Cash and cash equivalents at beginning of period	51,997	60,909

Cash and cash equivalents at end of period	$49,776	$69,026

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2007. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 filed on December 1, 2006 with the Securities and Exchange Commission (“SEC”).

Reclassifications

The Company has made certain reclassifications to prior year amounts to conform to the current year presentation, none of which affected net loss or net loss per share. Specifically, given the Company’s shift to an on-demand model and the declining amount of perpetual software revenues, the Company reclassified $1.3 million and $5.4 million of license revenues in the first quarter of 2006 to subscription and maintenance revenues (term component) and services and other revenues (perpetual component), respectively. The Company reclassified $568,000 of cost of revenues—license to cost of revenues—services and other. The Company also reclassified $941,000 of compensation and benefits associated with certain employees from cost of revenues—subscription and maintenance to sales and marketing. The following table reflects the effect of all of these reclassifications for the three months ended December 31, 2005 (in thousands):

	Three Months Ended December 31, 2005
	As Previously Reported	As Reclassified
Revenues—license	$6,622	$—
Revenues—subscription and maintenance	$31,801	$33,068
Revenues—services and other	$37,809	$43,164
Cost of revenues—license	$568	$—
Cost of revenues—subscription and maintenance	$7,624	$6,683
Cost of revenues—services and other	$31,374	$31,942
Sales and marketing	$18,610	$19,551

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

No customer accounted for more than 10% of total revenues for the three months ended December 31, 2006 and 2005. In addition, no customer accounted for more than 10% of net accounts receivable as of December 31, 2006. One customer accounted for more than 10% of net accounts receivable as of September 30, 2006, the Company’s most recent fiscal year end.

Adoption of Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 is a replacement of Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Periods. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the fiscal year beginning October 1, 2008. The Company is evaluating the impact of the provisions of SFAS No. 157 on its financial condition, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006, which will be the Company’s fiscal year beginning October 1, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company licenses its products through its direct sales force and indirectly through resellers. The license agreements for the Company’s products generally do not provide for a right of return, and historically product returns have not been significant. The Company does not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. Direct sales force commissions are included as sales and marketing expense at the time of sale, when the liability is incurred and is reasonably estimable.

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, SAB 104, Revenue Recognition, Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables, and Emerging Issues Task Force (“EITF”) 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and collectibility is probable. License fee payment terms are considered extended when the arrangement fee is due beyond six months from delivery. In these scenarios, fees are not “fixed or determinable”, and therefore revenue is recognized when fees are due and payable. In arrangements where the license fees are due within six months or less from delivery, the entire arrangement fee is considered fixed or determinable and revenue is recognized when the remaining basic revenue recognition criteria are met, provided that any accompanying services are not considered essential to the functionality of the software products. If collectibility is not considered probable at the inception of the arrangement, the Company does not recognize revenue until the fee is collected.

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

The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended December 31,
Employee and Director Stock Options:	2006	2005
Risk-free interest rate	NA	4.37%
Expected lives (years)	NA	2.5
Dividend yield	NA	0%
Expected volatility	NA	79%

	Three Months Ended December 31,
Employee Stock Purchase Plan:	2006	2005
Risk-free interest rate	4.34%	4.34%
Expected lives (years)	1.25	1.25
Dividend yield	0%	0%
Expected volatility	51%	51%

During the three months ended December 31, 2006, the Company accelerated approximately 259,000 unvested stock options, which resulted in approximately $1.0 million of compensation cost. During the three months ended December 31, 2006 and 2005, the Company recorded $1.8 million and $2.2 million, respectively, of stock-based compensation expense associated with employee and director stock options and employee stock purchase plan programs. As of December 31, 2006, there was $215,000 of unrecognized compensation cost related to the employee stock purchase plan which will be recognized in the three months ended March 31, 2007.

During the three months ended December 31, 2006 and 2005, the Company granted 139,425 and 830,050 shares, respectively, of restricted common stock to certain employees with a fair value of $1.1 million and $6.0 million, respectively. These amounts will be amortized in accordance with FASB Interpretation No. 28 (“FIN 28”), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the individual restricted common stock grants, which are three years. During the three months ended December 31, 2006, the Company also granted 965,000 shares of restricted common stock to executive officers and certain key employees with a fair value of $7.4 million whose vesting is contingent upon meeting a performance milestone related to subscription software revenues and is being amortized over the performance period. The fair value of each restricted share granted was calculated based on the closing stock price on the date of grant and assumes that the performance objective milestone will be achieved. If the performance objective is not achieved, any previously recognized compensation cost will be reversed. During the three months ended December 31, 2006 and 2005, the Company recorded $7.2 million and $6.6 million, respectively, of stock-based compensation expense associated with restricted stock grants. As of December 31, 2006, there was $29.8 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.6 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan in the form of common stock with a value of $748,000 in the three months ended December 31, 2006.

Total stock-based compensation of $9.7 million and $8.8 million was recorded in the three months ended December 31, 2006 and 2005, respectively, to various operating expense categories as follows (in thousands):

	Three Months Ended December 31,
	2006	2005
Cost of revenues—subscription and maintenance	$563	$504
Cost of revenues—services and other	2,124	2,017
Sales and marketing	3,360	2,738
Research and development	1,412	1,596
General and administrative	2,227	1,953

Total	$9,686	$8,808

Note 2—Other Intangible Assets

The table below reflects changes or activity in the balances related to other intangible assets for the three months ended December 31, 2006 (in thousands):

	Useful Life	December 31, 2006			September 30, 2006
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	18 to 36 months	$10,400	$(9,924)	$476	$10,400	$(9,515)	$885
Order backlog	6 months	100	(100)	—	100	(100)	—
Trade name/trademark	60 months	1,800	(940)	860	1,800	(847)	953
Excess fair value of Visteon in-place contract over current fair value	10 months	1,894	(1,894)	—	1,894	(1,894)	—
Visteon contract and related customer relationship	48 months	3,206	(2,004)	1,202	3,206	(1,803)	1,403
Other contracts and related customer relationships	48 months	51,081	(32,455)	18,626	51,081	(29,262)	21,819

Total		$68,481	$(47,317)	$21,164	$68,481	$(43,421)	$25,060

Amortization of other intangible assets for the three months ended December 31, 2006 totaled $3.9 million. Of the total, amortization of $3.7 million related to the Visteon contract and related customer relationship, other contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three months ended December 31, 2006. Amortization of $200,000 related to trade name/trademark and other contracts and related customer relationships was recorded as operating expense in the three months ended December 31, 2006.

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

Note 3—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 191,200 square feet in this facility. The Company currently subleases two and one-half buildings, totaling 442,600 square feet, to third parties. These subleases expire in July 2007, May 2008 and August 2008. The remaining 82,200 square feet is available for sublease. Minimum monthly lease payments are approximately $3.0 million and escalate annually, with the total future minimum lease payments amounting to $242.8 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit backed by cash equivalents, totaling $29.3 million as of December 31, 2006, as a form of security through fiscal year 2013. Also, the Company is required by other agreements to hold an additional $1.1 million of standby letters of credit, which are cash collateralized. These instruments are issued by the Company’s banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $30.4 million is classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2006.

The Company also occupies 93,100 square feet of office space in Pittsburgh, Pennsylvania under a lease covering 182,000 square feet that expires in May 2010. The remaining 88,900 square feet is available for sublease. This location consists principally of the Company’s services organization and administrative activities.

The Company leases certain equipment, software and its facilities under various noncancelable operating with various expiration dates through 2013. Rental expense was $8.1 million and $8.7 million for the three months ended December 31, 2006 and 2005, respectively. This expense was reduced by sublease income of $4.1 million and $4.3 million for the three months ended December 31, 2006 and 2005, respectively.

The following table summarizes future minimum lease payments and sublease income under noncancelable operating leases as of December 31, 2006 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income
2007	$33,748	$10,276
2008	44,967	4,142
2009	45,443	—
2010	44,904	—
2011	42,817	—
Thereafter	60,768	—

Total	$272,647	$14,418

Of the total operating lease commitments noted above, $93.8 million is for occupied properties and $178.8 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring and integration costs

The following table details accrued restructuring and integration obligations and related activity through December 31, 2006 (in thousands):

	Severance and benefits	Lease abandonment costs	Total restructuring and integration costs
Accrued restructuring obligations as of October 1, 2005	$1,684	$84,816	$86,500
Cash paid	(1,915)	(15,140)	(17,055)
Total charge to operating expense	273	26,048	26,321
Purchase accounting adjustment	—	(472)	(472)

Accrued restructuring obligations as of September 30, 2006	42	95,252	95,294
Cash paid	(42)	(3,541)	(3,583)

Accrued restructuring obligations as of December 31, 2006	$—	$91,711	91,711

Less: current portion			17,318

Accrued restructuring obligations, less current portion			$74,393

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. During the three months ended December 31, 2005, $273,000 of severance and benefits was recorded due to the continued reduction of the Company’s workforce, primarily to better align its expenses with its revenue levels and to enable the Company to invest in certain growth initiatives.

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Sunnyvale, California and Pittsburgh, Pennsylvania. Total lease abandonment costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. As of December 31, 2006, $91.7 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013.

The Company’s lease abandonment accrual is net of $77.1 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $14.4 million as of December 31, 2006, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at December 31, 2006, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the Company’s Sunnyvale, California headquarters and its other principal office in Pittsburgh, Pennsylvania by approximately $7.7 million as of December 31, 2006.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of December 31, 2006.

Litigation

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to the Company’s and FreeMarkets’ initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against the Company and FreeMarkets, and against certain of the two companies’ former officers and directors. These complaints were later consolidated into single class action proceedings related to each IPO. In June 2003, a proposed settlement was reached between plaintiffs and the Company and FreeMarkets, Inc. (“FreeMarkets”) (the individual defendants having been previously dismissed). The Company merged with FreeMarkets in July 2004. As part of the proposed settlement, the settling defendants were required to assign to the plaintiffs certain claims they had against their underwriters (“Assigned Claims”). Pending the District Court’s final approval of the settlement, the Assigned Claims were conditionally assigned to a litigation trustee, which filed lawsuits against the various defendants’ respective underwriters alleging the Assigned Claims. In February 2006, the District Court dismissed, with prejudice, the Assigned Claims brought by the litigation trustee against the underwriters on statute of limitations grounds. The plaintiffs have appealed the District Court’s decision. The District Court has yet to give final approval of the settlement, but because the Assigned Claims were part of the consideration contemplated under the settlement, it is unclear how the District Court’s recent decision will impact the settlement. In June 2005, the underwriters filed an appeal of the District Court’s order granting class certification in the consolidated action. On December 5, 2006, the Court of Appeals issued an opinion, reversing the District Court’s order granting class certification and finding that plaintiffs cannot satisfy certain elements required for class actions. Plaintiffs have filed a petition for rehearing and rehearing en banc of the Court of Appeals’ decision. The District Court has ordered a stay of all proceedings, including consideration of the proposed settlement, pending a decision from the Court of Appeals regarding plaintiffs’ petition. It is uncertain at this point how the Court of Appeals’ December 5, 2006 opinion will impact plaintiffs’ case against the Company and FreeMarkets or the proposed settlement. As of December 31, 2006, no amount is accrued as a loss is not considered probable or estimable.

Litigation Relating to Alleged Patent Infringement Disclosures Involving the Company’s Chairman and Chief Executive Officer and Former President and Director

On October 31, 2005, a purported class action, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, was filed in the United States District Court for the Eastern District of Virginia against the Company’s Chairman and Chief Executive Officer and a former president and director of the Company. That case was transferred to the United States District Court for the Northern District of California and an Amended Complaint was filed on November 30, 2006, adding the Company as a defendant. The action was brought on behalf of stockholders who purchased the Company’s stock from May 29, 2003 to February 7, 2005. The complaint alleges that the defendants artificially inflated the Company’s stock price between those dates by failing to disclose, in public statements that the Company made about its products, market position and performance, that some of those products allegedly infringed patents belonging to a third party. As of December 31, 2006, no amount is accrued as a loss is not considered probable or estimable.

Patent Litigation

In October 2006, the Company was sued by Sky Technologies, Inc (“Sky”) for patent infringement in the United States District Court for the District of Massachusetts. In January 2007, Sky filed an amended complaint alleging that certain unidentified Company products, and certain unidentified FreeMarkets products, violate five U.S. patents owned by Sky. Sky seeks economic relief in an undisclosed amount, enhancement of damages, an attorneys fee award and an injunction against further infringement. A similar action had been brought against the Company by Sky in November 2005 alleging infringement of three Sky patents but the parties agreed in early 2006 that the matter would be dismissed without prejudice for a period while they attempted to negotiate a resolution. Since the parties were not able to resolve the matter through informal discussions during this period, Sky brought the current action, which has been set for trial commencing on December 3, 2007. As of December 31, 2006, no amount is accrued as a loss is not considered probable or estimable.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding as of December 31, 2006.

Note 4—Stockholders’ Equity

Stock-Based Compensation Plans

A summary of the activity related to the Company’s restricted common stock is presented below for the three months ended December 31, 2006:

	Three Months Ended December 31, 2006
	Number of Shares	Weighted- Average Fair Value
Nonvested at beginning of period	7,543,632	$7.98
Granted	1,104,425	$7.71
Vested	(970,060)	$9.54
Forfeited	(192,585)	$6.72

Nonvested at end of period	7,485,412	$7.77

The fair value of stock awards vested was $7.6 million and $4.4 million for the three months ended December 31, 2006 and 2005, respectively.

A summary of the activity related to the Company’s stock options is presented below:

	Three Months Ended December 31, 2006
	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	1,946,852	$11.95
Granted	—	$—
Exercised	(162,039)	$4.42
Forfeited	(70,972)	$19.26

Outstanding at end of period	1,713,841	$12.34	$2,301,000

Exercisable at end of period	1,713,841	$12.34	$2,301,000

The weighted-average grant date fair value of options granted during the three months ended December 31, 2005 was $4.30. The total intrinsic value of options exercised during the three months ended December 31, 2006 and 2005 was $570,000 and $216,000, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three months ended December 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended December 31,
	2006	2005
Net loss	$(4,087)	$(3,665)
Unrealized (loss) gain on securities	(4)	34
Foreign currency translation adjustments	263	(218)
Cash flow hedge losses	(53)	(74)

Comprehensive loss	$(3,881)	$(3,923)

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive income as of December 31, 2006 and September 30, 2006 are as follows (in thousands):

	December 31, 2006	September 30, 2006
Unrealized loss on securities	$(4)	$—
Foreign currency translation adjustments	4,001	3,738
Cash flow hedge loss	(316)	(263)

Accumulated other comprehensive income	$3,681	$3,475

In January 2005, the Company hedged anticipated cash flows from Ariba Korea. Ltd. using foreign currency forward contracts (Korean Won) to offset the translation and economic exposures related to those cash flows. The Korean Won hedge minimizes currency risk arising from cash held in Korean Won as a result of the Softbank Corp. settlement in October 2004. The change in fair value of the Korean Won forward contract attributable to the changes in forward exchange rates (the effective portion) is reported in stockholders’ equity. It is anticipated that the majority of the cash held in Ariba Korea will be repatriated in the next three to six months. The notional amount of our hedge was 3.0 billion Korean Won ($3.2 million) as of December 31, 2006. The unrealized net loss on the Korean Won cash flow hedge reported in stockholders’ equity was $316,000 as of December 31, 2006.

Note 5—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended December 31,
	2006	2005
Net loss	$(4,087)	$(3,665)

Weighted-average common shares outstanding	76,204	72,037
Less: Weighted-average common shares subject to repurchase	(7,481)	(6,715)

Weighted-average common shares—basic and diluted	68,723	65,322

Net loss per common share—basic and diluted	$(0.06)	$(0.06)

For the three months ended December 31, 2006 and 2005, 824,000 and 1.5 million weighted-average potential common shares, respectively, consisting of almost entirely of outstanding options, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

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

Financial information for each reportable segment was as follows for the three months ended December 31, 2006 and 2005 (in thousands):

	Three Months Ended December 31,
	2006	2005
Revenue
—North America	$46,460	$47,319
—EMEA	18,384	16,734
—APAC	5,335	5,871
—Corporate revenue	6,988	6,308

Total revenue	$77,167	$76,232

Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Certain revenue items are not allocated to segments because they are separately managed at the corporate level. These items include Ariba Managed Procurement Services, expense reimbursement and other miscellaneous items.

	Three Months Ended December 31,
	2006	2005
	(in thousands)
Contribution margin
—North America	$19,608	$20,570
—EMEA	6,840	4,795
—APAC	446	612

Total segment contribution margin	$26,894	$25,977

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

The reconciliation of segment information to the Company’s net loss before income taxes was as follows for the three months ended December 31, 2006 and 2005 (in thousands):

	Three Months Ended December 31,
	2006	2005
Segment contribution margin	$26,894	$25,977
Corporate revenue	6,988	6,308
Corporate costs, such as research and development, corporate general and administrative and other	(40,000)	(35,000)
Amortization of acquired technology and customer intangible assets	(3,696)	(4,613)
Other income—Softbank	3,394	3,401
Amortization of other intangibles	(200)	(200)
Restructuring and integration	—	(273)
Interest and other income, net	3,110	889

Loss before income taxes	$(3,510)	$(3,511)

Subscription revenues consist mainly of fees for software access subscription and hosted software services. Maintenance revenues consist primarily of Ariba Buyer and Ariba Sourcing product maintenance fees. Services and other revenues consist of fees for implementation services, consulting services, managed services, training, education, premium support, fees charged for the use of the Company’s software under perpetual agreements and other miscellaneous items. Revenues by similar product and service groups are as follows (in thousands):

	Three Months Ended December 31,
	2006	2005
Subscription revenues	$15,179	$12,922
Maintenance revenues	18,840	20,146
Services and other revenues	43,148	43,164

Total	$77,167	$76,232

Information regarding long-lived assets in geographic areas are as follows (in thousands):

	December 31, 2006	September 30, 2006
Long-Lived Assets:
United States	$17,463	$17,901
International	1,899	1,929

Total	$19,362	$19,830

Note 7—Other Income—Softbank

In June 2003, the Company commenced an arbitration proceeding against Softbank for failing to meet its contractual revenue commitments. In October 2004, the Company entered into a definitive agreement with Softbank settling their dispute. A total of $37.0 million was recorded as “Deferred income—Softbank” in connection with the settlement. As the Company was unable to determine the respective fair value of the amounts that related to Softbank’s software license, related maintenance and the Company’s prior agreements with Softbank, the $37.0 million will be recognized ratably as “Other income—Softbank” over the three-year software license term ending in October 2007. The Company also made a provision for taxes of $4.8 million in the three months ended December 31, 2004 as a result of the settlement. The Company recorded $3.4 million in income related to the Softbank agreement in each of the three months ended December 31, 2006 and 2005. As of December 31, 2006 and September 30, 2006, deferred income related to the Softbank settlement was $10.7 million and $14.1 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in any forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading “Risk Factors” in Part II of this Form 10-Q and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K filed with the SEC on December 1, 2006.

Overview of Our Business

We provide spend management solutions that allow enterprises to efficiently manage the purchasing of non-payroll goods and services required to run their business. We refer to these non-payroll expenses as “spend.” Our solutions include software, network access, professional services and expertise. They are designed to provide enterprises with technology and business process improvements to better manage their spend and, in turn, save money. Our software and services streamline and improve the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and ultimately the management of ongoing purchasing and settlement activities.

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

We have aligned our business model with the way we believe customers want to purchase and deploy spend management solutions. Customers may generally subscribe to our software products and services for a specified term, purchase a perpetual software license and/or pay for services on a time-and-materials basis, depending upon their business requirements. Our revenue is comprised of subscription and maintenance fees and services and other fees. Subscription and maintenance revenue consists of fees charged for hosted on-demand software solutions, fees for product updates and support, fees paid by suppliers for access to the Ariba Supplier Network, as well as fees charged for the use of our software products under term agreements. Services and other revenue consists of fees for implementation services, consulting services, managed services, training, education, premium support, license fees charged for the use of our software products under perpetual agreements and other miscellaneous items.

Due to the different treatment of our revenue streams under applicable accounting guidance, each type of revenue has a different impact on our consolidated financial statements. Subscription fees for hosted on-demand software solutions are generally fixed for a specific period of time, and revenue is recognized ratably over the term. Therefore, a subscription license will result in significantly lower current-period revenue than an equal-sized perpetual license, but with revenue recognized in future periods. Similarly, maintenance fees are generally fixed for a specific period of time, and revenue is recognized ratably over the maintenance term. Maintenance contracts are typically entered into when new software licenses are purchased, at a percentage of the software license fee. In addition, most of our customers renew their maintenance contracts annually to continue receiving product updates and product support. Given the ratable revenue recognition and historically high renewal rates of our subscription and maintenance agreements, this revenue stream has generally been more stable over time. Finally, service revenues are driven by a contract, project or statement of work, in which the fees may be fixed for specific services to be provided over time or billed on a time and materials basis. Like subscription and maintenance fees, service fees have generally been more stable over time as revenue has been recognized over the course of the fixed time or project period. The majority of our license fees are from perpetual software license sales, which is included in services and other revenues. Revenue from these license sales is often recognized in the quarter that the software is delivered. Individual software license sales can be significant (greater than $1.0 million) and sales cycles are often lengthy and difficult to predict. As such, the timing of a few large software license transactions or the recognition of license revenue from these transactions can substantially affect our quarterly operating results.

These different revenue streams also carry different gross margins. Revenue from subscription and maintenance fees tends to be higher-margin revenue with gross margins typically around 75%. Subscription and maintenance fees are generally based on software products developed by us, which carry minimal marginal cost to reproduce and sell. Revenue from labor-intensive services and other fees tends to be lower-margin revenue, with gross margins typically in the 15% to 30% range. Our overall gross margins could fluctuate from period to period depending upon the mix of revenue.

Overview of Quarter Ended December 31, 2006

Overall our revenues increased slightly from $76.2 million in the three months ended December 31, 2005 to $77.2 million in the three months ended December 31, 2006, primarily due to an increase in subscription revenues of $2.3 million or 17%. Subscription revenues were $15.2 million in the three months ended December 31, 2006, as compared to $12.9 million in the three months ended December 31, 2006. This is primarily due to an overall shift over time from predominantly perpetual licenses, with upfront revenue recognition, to more subscription or term licenses, with revenue recognition spread out over time. This was partially offset by a decline in maintenance revenues of $1.3 million or 6%. Finally, services and other revenues of $43.1 million were relatively consistent with the three months ended December 31, 2005.

Operating expenses increased to $41.9 million in the three months ended December 31, 2006 compared to $37.4 million in the three months ended December 31, 2005. The increase in operating expenses is primarily attributable to an increase in sales and marketing expenses of $3.4 million or 18% as we increase personnel in this area to support our transition to an on-demand model. In sum, our total net expenses, including cost of revenue and other items, increased to $81.3 million compared to $79.9 million in the three months ended December 31, 2005, which caused a net loss for the three months ended December 31, 2006 of $4.1 million compared to $3.7 million in the three months ended December 31, 2005.

Outlook for Fiscal Year 2007

We anticipate that the shift in our software business from a perpetual model to a subscription-based model will continue during the remainder of fiscal year 2007. More specifically, we expect growth in subscription revenue in fiscal year 2007 as compared to fiscal year 2006.

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

Results of Operations

The following table sets forth statements of operations data for the periods indicated (in thousands, except per share data). The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Form 10-K for the fiscal year ended September 30, 2006 filed with the SEC on December 1, 2006.

	Three Months Ended December 31,
	2006	2005
Revenues:
Subscription and maintenance	$34,019	$33,068
Services and other	43,148	43,164

Total revenues	77,167	76,232

Cost of revenues:
Subscription and maintenance	7,849	6,683
Services and other	30,330	31,942
Amortization of acquired technology and customer intangible assets	3,696	4,613

Total cost of revenues	41,875	43,238

Gross profit	35,292	32,994

Operating expenses:
Sales and marketing	22,976	19,551
Research and development	12,558	11,953
General and administrative	9,572	8,818
Other income—Softbank	(3,394)	(3,401)
Amortization of other intangible assets	200	200
Restructuring and integration	—	273

Total operating expenses	41,912	37,394

Loss from operations	(6,620)	(4,400)
Interest and other income, net	3,110	889

Loss before income taxes	(3,510)	(3,511)
Provision for income taxes	577	154

Net loss	$(4,087)	$(3,665)

Comparison of the Three Months Ended December 31, 2006 and 2005

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

Subscription and maintenance

Subscription and maintenance revenues for the three months ended December 31, 2006 were $34.0 million, a 3% increase from the $33.1 million recorded in the three months ended December 31, 2005. Subscription revenues for the three months ended December 31, 2006 were $15.2 million, a 17% increase from the $12.9 million recorded in the three months ended December 31, 2005. The increase of $2.3 million in subscription revenues was primarily due to a shift from perpetual license sales to more subscription and hosted term license software sales and the continued growth of Ariba Supplier Network revenues. Maintenance revenues for the three months ended December 31, 2006 were $18.8 million, a 6% decrease from the $20.1 million recorded in the three months ended December 31, 2005. The decrease in maintenance revenues of $1.3 million is primarily the result of the decrease in perpetual license revenues. We anticipate that subscription revenues will increase in fiscal year 2007 compared to fiscal year 2006, partially offset by modest declines of maintenance revenues in fiscal year 2007.

Services and other

Services and other revenues for the three months ended December 31, 2006 were $43.1 million, relatively consistent with the $43.2 million recorded in the three months ended December 31, 2005. Although consistent, there was a decrease in Ariba Sourcing Services revenues of approximately $2.2 million primarily due to reduced renewals in the three months ended December 31, 2006, partially offset by an increase in consulting services revenues of $2.1 million primarily due to an increase in variable revenues in the three months ended December 31, 2006 based on the achievement of certain milestones.

Cost of Revenues

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for hosting services and technical support, including stock compensation costs and facilities and equipment costs. Cost of subscription and maintenance revenues for the three months ended December 31, 2006 was $7.8 million, a 17% increase over the $6.7 million recorded in the three months ended December 31, 2005. This increase is primarily the result of an increase in hosted support costs associated with the overall 17% increase in subscription revenues in the three months ended December 31, 2006.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues for the three months ended December 31, 2006 was $30.3 million, a 5% decrease from the $31.9 million recorded in the three months ended December 31, 2005. This decrease is primarily the result of a decrease in overhead costs associated with overall decreases in depreciation expense as assets reach the end of their estimate useful lives and a slight decrease in rent expense. The decrease is also due to re-allocating services personnel to sales efforts in the first quarter of fiscal year 2007 in managing our transition to an on-demand model.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of the costs allocated to technology and customer relationships in our fiscal year 2004 business combinations with Alliente, Softface and FreeMarkets. This expense amounted to $3.7 million and $4.6 million in the three months ended December 31, 2006 and 2005, respectively. The decrease in the three months ended December 31, 2006 is primarily attributable to assets reaching the end of their estimated useful lives.

Gross profit

Our gross profit as a percentage of revenues for the three months ended December 31, 2006 was 46% compared to 43% for the three months ended December 31, 2005. The increase in gross profit was primarily due to an increase in services and other gross profit as a percentage of services and other revenues due to operational improvement in consulting and managed services and the achievement of milestone revenues in the three months ended December 31, 2006. Our gross profit of services and other as a percentage of services and other revenues for the three months ended December 31, 2006 was 30% compared to 26% for the three months ended December 31, 2005.

Operating Expenses

Sales and marketing

Sales and marketing includes costs associated with our sales, marketing and product marketing personnel, and consists primarily of compensation and benefits, commissions and bonuses, stock compensation, promotional and advertising and travel and entertainment expenses related to these personnel, as well as the provision for doubtful accounts. Sales and marketing expenses for the three months ended December 31, 2006 were $23.0 million, an 18% increase from the $19.6 million recorded in the three months ended December 31, 2005. This increase is primarily due to the following: (1) increased compensation and benefits expense of $2.1 million associated with a 17% increase in average sales and marketing headcount in supporting our transition to an on-demand model; (2) increased sales commissions of $1.0 million associated with sales commission reversals in the first quarter of 2005; and (3) increased stock compensation expense of $622,000 primarily due to restricted stock grants in fiscal year 2006. These increases were partially offset by an increase in recoveries of bad debt (reduction in expense) of $508,000 due to continued improvements in cash collections in the three months ended December 31, 2006. We anticipate that sales and marketing expenses will increase as a percentage of revenues in the year ending September 30, 2007 compared to the year ended September 30, 2006 as we increase personnel to support our transition to an on-demand model.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes employee compensation and benefits, stock compensation, consulting costs and the cost of software development tools and equipment. Research and development expenses for the three months ended December 31, 2006 were $12.6 million, a 5% increase from the $12.0 million recorded in the three months ended December 31, 2005. This increase is primarily attributable to an increase in compensation and benefits of $0.3 million due to a slight increase in average headcount related to the continued development of our on-demand solutions in fiscal year 2007.

General and administrative

General and administrative includes costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the three months ended December 31, 2006 were $9.6 million, a 9% increase from the $8.8 million recorded in the three months ended December 31, 2005. This increase is primarily due to an increase in stock compensation expense of $274,000 primarily due to restricted stock grants in fiscal year 2006 and an increase in medical insurance expense in the three months ended December 31, 2006.

Other income—Softbank

During each of the three months ended December 31, 2006 and 2005, we recorded $3.4 million of income from the settlement with Softbank entered into in October 2004. The $37.0 million of deferred income recorded upon the settlement with Softbank is being recognized into income, starting in January 2005, over the remaining term of the three-year license ending in October 2007. For further discussion, see Note 7 to the Condensed Consolidated Financial Statements.

Amortization of other intangible assets

Amortization of other intangible assets was $200,000 for each of the three months ended December 31, 2006 and 2005, which consisted of amortization of trademark intangible assets acquired from our merger with FreeMarkets and our acquisitions of Softface and Alliente. We anticipate amortization of other intangible assets will remain relatively consistent in the near term.

Restructuring and integration

We recorded a charge to operations of $273,000 during the three months ended December 31, 2005. The charge in the three months ended December 31, 2005 relates to severance and related benefits resulting from our goal to better align expenses with our revenue levels and to enable us to invest in certain strategic growth initiatives.

Interest and other income, net

Interest and other income, net for the three months ended December 31, 2006 was $3.1 million, compared to $889,000 recorded in the three months ended December 31, 2005. The increase is primarily attributable to the following: (1) an increase in interest income of $1.0 million due to an overall increase in the rate of return on marketable investments; (2) an increase in realized foreign currency transaction gains in the amount of $848,000 on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries, primarily due to the U.S. dollar weakening against the Euro and the British Pound in the three months ended December 31, 2006; and (3) a realized gain of $344,000 in the three months ended December 31, 2006 on an investment in a private company.

Provision for income taxes

Provision for income taxes for the three months ended December 31, 2006 was $577,000, compared to $154,000 in the three months ended December 31, 2005. The increase is primarily attributable to an increase in foreign income taxes in the three months ended December 31, 2006 related to a foreign subsidiary.

Liquidity and Capital Resources

As of December 31, 2006, we had $143.6 million in cash, cash equivalents, marketable securities and long-term investments and $30.4 million in restricted cash, for total cash, cash equivalents, marketable securities and long-term investments of $174.0 million. Our working capital on December 31, 2006 was $59.8 million. All significant cash, cash equivalents, marketable securities and long-term investments are held in accounts in the United States except for $9.1 million held by our subsidiary in Korea. Repatriation of cash held in Korea will be subject to foreign withholding at a rate of 11%. As of September 30, 2006, we had $138.8 million in cash, cash equivalents and marketable securities and $31.8 million in restricted cash, for total cash, cash equivalents and marketable securities of $170.6 million. Our working capital on September 30, 2006 was $58.5 million.

The increase in total cash, cash equivalents, marketable securities, long-term investments and restricted cash of $3.4 million in the three months ended December 31, 2006 is primarily attributable to our results of operations, excluding non-cash charges for stock compensation of $9.7 million and amortization of intangible assets of $3.9 million and non-cash income of $3.4 million from the Softbank transaction. The increase in cash, cash equivalents, marketable securities, long-term investments and restricted cash in the three months ended December 31, 2006 is also attributable to improved cash collections on outstanding accounts receivable.

Net cash provided by operating activities was $4.5 million for the three months ended December 31, 2006, compared to net cash provided by operating activities of $8.8 million for the three months ended December 31, 2005. Cash flows from operating activities decreased $4.3 million primarily due to a decline in collections of outstanding accounts receivable in the three months ended December 31, 2006 as compared to the three months ended December 31, 2005, resulting in a net decrease in accounts receivable and deferred revenues of $2.9 million in the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. The decline in cash flows from operating activities is also attributable to a decline in accounts payable of $2.4 million primarily attributable to the timing of payments on outstanding accounts payable. These amounts were partially offset by a decrease of $1.4 million in payments associated with abandoned facilities as facilities reach the end of their lease term.

Net cash used in investing activities was $6.9 million for the three months ended December 31, 2006, compared to net cash used in investing activities of $420,000 for the three months ended December 31, 2005. The decrease is primarily attributable to the increase in purchases of investments, net of sales of $6.7 million. Capital expenditures were relatively consistent in the three months ended December 31, 2006 and 2005.

Net cash used in financing activities was $138,000 for the three months ended December 31, 2006, compared to net cash provided by financing activities of $5,000 for the three months ended December 31, 2005. The repurchase of common stock in both periods represents shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees. Proceeds from the issuance of common stock in both periods is attributed to stock option exercises.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 3 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of December 31, 2006. There have been no material changes in our contractual obligations and commercial commitments during the three months ended December 31, 2006 from those presented in our Annual Report on Form 10-K filed with the SEC on December 1, 2006.

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

These critical accounting policies and estimates, their related disclosures and other accounting policies, methods and estimates have been reviewed by our senior management and audit committee. These policies and our practices related to these policies are described in Note 1 to the Condensed Consolidated Financial Statements and in our Annual Report on Form 10-K filed with the SEC on December 1, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products in the United States of America, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. For the three months ended December 31, 2006 and 2005, 31% and 30%, respectively, of our total net revenues were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of December 31, 2006 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain /(Loss) in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	3,500	$4,556	$(67)
British Pound	Buy	600	1,158	18
Japanese Yen	Sell	125,000	1,042	(13)
Switzerland Franc	Buy	1,000	836	(15)
Czech Koruna	Buy	5,000	239	2

Total			$7,831	$(75)

The unrealized gain represents the difference between the contract value and the market value of the contract based on market rates as of December 31, 2006.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains or losses of approximately $780,000. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures. We do not expect material exchange rate gains and losses from other foreign currency exposures.

Cash Flow Risk

In January 2005, we hedged anticipated cash flows from Ariba Korea, Ltd. using foreign currency forward contracts (Korean Won) to offset the translation and economic exposures related to those cash flows. The Korean Won hedge minimizes currency risk arising from cash held in Korean Won as a result of the Softbank Corp. settlement in October 2004. The change in fair value of the Korean Won forward contract attributable to the changes in forward exchange rates (the effective portion) is reported in stockholders’ equity. It is anticipated that the majority of the cash held in Ariba Korea will be repatriated in the next three to six months. The notional amount of our hedge was 3.0 billion Korean Won ($3.2 million) as of December 31, 2006. The unrealized net loss on the Korean Won cash flow hedge reported in stockholders’ equity was $316,000 as of December 31, 2006.

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

	Year Ending December 31, 2007	Year Ending December 31, 2008	Year Ending December 31, 2009	Year Ending December 31, 2010	Year Ending December 31, 2011	Thereafter	Total
Cash equivalents	$34,942	$—	$—	$—	$—	$—	$34,942
Average interest rate	4.62%	—	—	—	—	—	4.62%
Investments	$88,798	$5,039	$—	—	—	—	$93,837
Average interest rate	5.33%	5.50%	—	—	—	—	5.34%
Restricted cash	$1,500	$1,820	$1,000	—	—	$26,100	$30,420
Average interest rate	4.82%	5.04%	5.02%	—	—	5.02%	5.01%

Total investment securities	$125,240	$6,859	$1,000	$—	$—	$26,100	$159,199

The table above does not include uninvested cash of $14.8 million held as of December 31, 2006. Total cash, cash equivalents, marketable securities, long-term investments and restricted cash as of December 31, 2006 was $174.0 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

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

As of December 31, 2006, management evaluated the effectiveness of our disclosure controls and procedures and concluded those disclosure controls and procedures were not effective because of the material weakness described in Management’s Report on Internal Control over Financial Reporting in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended September 30, 2006 (“Management’s Report”).

To ensure that our condensed consolidated financial statements for the three months ended December 31, 2006 are fairly presented and were prepared in accordance with U.S. generally accepted accounting principles, management initiated a detailed review of all significant balance sheet accounts to remediate the material weakness, as determined appropriate by our Audit Committee with the advice of our management. Consequently, management believes that the financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

As discussed above, as of December 31, 2006 and September 30, 2006, the Company identified several significant deficiencies in our internal control over financial reporting that resulted in adjustments and reclassifications to certain financial statement accounts. None of the internal control deficiencies was considered material individually. However, when considered in the aggregate, these control deficiencies indicate a need for more detailed analysis and documentation of balance sheet accounts and together represent a material weakness in internal control over financial reporting. We are currently addressing this material weakness identified in the Management Report in our Annual Report on Form 10-K for the year ended September 30, 2006. We expect to have the material weakness remediated by September 30, 2007.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed above, there have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The litigation discussion set forth in Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

We Compete in New and Rapidly Evolving Markets, and Our Spend Management Solutions Are At a Relatively Early Stage of Development. These Factors Make Evaluation of Our Future Prospects Difficult.

Spend management software applications and services are at a relatively early stage of development. For example, in September 2001, we introduced the majority of our initial Ariba Spend Management solutions and after our merger with FreeMarkets in 2004, we introduced several new products integrating functionality acquired in the merger. We also introduced on-demand versions of a number of our software products throughout fiscal year 2006 and in the first quarter of fiscal year 2007 and we plan to introduce additional on-demand versions of our products in the remainder of fiscal year 2007. These new and planned products may be more challenging to implement than our more established products, as we have less experience deploying these applications. The markets in which we compete are characterized by rapid technological change, evolving customer needs and frequent introductions of new products and services. As we adjust to evolving customer requirements and competitive pressures, we may be required to further reposition our product and service offerings and introduce new products and services. We may not be successful in developing and marketing such product and service offerings, or we may experience difficulties that could delay or prevent the development and marketing of such product and service offerings, which could have a material adverse effect on our business, financial condition or results of operations.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of December 31, 2006, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

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

Our Revenues in Any Quarter May Fluctuate Significantly Because Our Sales Cycles Can Be Long and Unpredictable.

Our sales cycles can be long and unpredictable. The purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer organization. The implementation and deployment of our products requires a significant commitment of resources by our customers and third parties and/or professional services organizations. A s a result of the length and unpredictability of our sales cycle, our revenues in any quarter may fluctuate significantly.

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

We Are Subject to Evolving and Expensive Corporate Governance Regulations and Requirements. Our Failure to Adequately Adhere to These Requirements or the Failure or Circumvention of Our Controls and Procedures Could Seriously Harm Our Business and Results of Operations.

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

We Could Be Subject to Potential Claims Related to the Ariba Supplier Network.

We warrant to our customers that the Ariba Supplier Network will achieve specified performance levels to allow our customers to conduct their transactions. To the extent we fail to meet warranted performance levels, we could be obligated to provide refunds of maintenance fees or credits toward future maintenance fees. Further, to the extent that a customer incurs significant financial hardship due to the failure of the Ariba Supplier Network to perform as warranted, we could be exposed to additional liability claims.

Failure to Establish and Maintain Strategic Relationships with Third Parties Could Seriously Harm Our Business, Results of Operations and Financial Condition.

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

Pending Litigation Could Seriously Harm Our Business.

There can be no assurance that existing or future litigation will not have a material adverse effect on our business, financial position, results of operations or cash flows, or that the amount of any accrued losses is sufficient for any actual losses that may be incurred. See Note 3 of Notes to Consolidated Financial Statements.

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

We review these estimates each reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the leases, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the vacated portions of our Sunnyvale, California headquarters and our other principal office in Pittsburgh, Pennsylvania by $7.7 million as of December 31, 2006. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results.

We May Incur Additional Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines in the past. The balance of goodwill is $326.1 million as of December 31, 2006 and, there can be no assurance that future goodwill impairments will not occur.

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

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. We have 20 patents issued in the United States, but may not develop other proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States and, in the case of our solutions, because the validity, enforceability and type of protection of proprietary rights in these technologies are uncertain and evolving. If we fail to adequately protect our proprietary rights, we may lose customers.

There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. For example, in fiscal year 2005 we paid $37.0 million to ePlus to settle a lawsuit alleging that three of our products, Ariba Buyer, Ariba Marketplace and Ariba Category Procurement, infringed patents held by a third party. In addition, we have recently been sued by Sky Technologies, Inc. for alleged patent infringement. See “Legal Proceedings.” It is possible that in the future other third parties may claim that we or our current or potential future products infringe their intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims, and third parties may claim that we or our current or potential future products infringe their intellectual property. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended December 31, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
October 1, 2006—October 31, 2006	109,877	$7.76	—	—
November 1, 2006—November 30, 2006	238	7.96	—	—
December 1, 2006—December 31, 2006	—	—	—	—

Total	110,115	$7.76	—	—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Title
10.38‡	Bonus Plan for Executive Officers, adopted on November 3, 2006.

10.39+‡	Notice of Restricted Stock Award and Restricted Stock Agreement, dated as of November 3, 2006 by and between Ariba, Inc. and H. Tayloe Stansbury

10.40+‡	Notice of Restricted Stock Award and Restricted Stock Agreement, dated as of November 3, 2006 by and between Ariba, Inc. and Kent Parker

10.41+‡	Notice of Restricted Stock Award and Restricted Stock Agreement, dated as of November 3, 2006 by and between Ariba, Inc. and Robert Calderoni

10.42+‡	Notice of Restricted Stock Award and Restricted Stock Agreement, dated as of November 3, 2006 by and between Ariba, Inc. and Kevin Costello

10.43+‡	Notice of Restricted Stock Award and Restricted Stock Agreement, dated as of November 3, 2006 by and between Ariba, Inc. and James Frankola

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	A request for confidential treatment has been filed with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
‡	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ JAMES W. FRANKOLA
James W. Frankola Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 7, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit Title
10.38‡	Bonus Plan for Executive Officers, adopted on November 3, 2006.

10.39+‡	Notice of Restricted Stock Award and Restricted Stock Agreement, dated as of November 3, 2006 by and between Ariba, Inc. and H. Tayloe Stansbury

10.40+‡	Notice of Restricted Stock Award and Restricted Stock Agreement, dated as of November 3, 2006 by and between Ariba, Inc. and Kent Parker

10.41+‡	Notice of Restricted Stock Award and Restricted Stock Agreement, dated as of November 3, 2006 by and between Ariba, Inc. and Robert Calderoni

10.42+‡	Notice of Restricted Stock Award and Restricted Stock Agreement, dated as of November 3, 2006 by and between Ariba, Inc. and Kevin Costello

10.43+‡	Notice of Restricted Stock Award and Restricted Stock Agreement, dated as of November 3, 2006 by and between Ariba, Inc. and James Frankola

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	A request for confidential treatment has been filed with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
‡	Management contract or compensatory plan or arrangement.