Form 10-Q
period 2007-03-31
ARIBA INC
filed 2007-05-09
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2007 was 78,371,501.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2007	September 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,636	$51,997
Marketable securities	107,061	86,769
Restricted cash	1,100	1,550
Accounts receivable, net of allowance for doubtful accounts of $2,478 and $3,011 as of March 31, 2007 and September 30, 2006, respectively	32,455	31,664
Prepaid expenses and other current assets	10,819	11,157

Total current assets	191,071	183,137
Property and equipment, net	19,413	19,830
Restricted cash, less current portion	28,920	30,300
Goodwill	326,101	326,101
Other intangible assets, net	17,306	25,060
Other assets	3,113	2,516

Total assets	$585,924	$586,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,251	$9,863
Accrued compensation and related liabilities	21,430	24,694
Accrued liabilities	19,519	21,589
Restructuring obligations	18,880	14,888
Deferred revenue	54,127	40,035
Deferred income—Softbank	7,353	13,572

Total current liabilities	129,560	124,641
Deferred rent obligations	23,153	22,668
Restructuring obligations, less current portion	64,142	80,406
Deferred revenue, less current portion	27,313	25,641
Deferred income—Softbank, less current portion	—	565

Total liabilities	244,168	253,921

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock	157	151
Additional paid-in capital	5,052,294	5,032,538
Accumulated other comprehensive income	1,605	3,475
Accumulated deficit	(4,712,300)	(4,703,141)

Total stockholders’ equity	341,756	333,023

Total liabilities and stockholders’ equity	$585,924	$586,944

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006 (1)	2007	2006 (1)
Revenues:
Subscription and maintenance	34,219	31,365	68,238	64,433
Services and other	39,200	42,376	82,348	85,540

Total revenues	73,419	73,741	150,586	149,973

Cost of revenues:
Subscription and maintenance	8,195	6,782	16,044	13,465
Services and other	29,196	33,420	59,526	65,362
Amortization of acquired technology and customer intangible assets	3,734	3,696	7,430	8,309

Total cost of revenues	41,125	43,898	83,000	87,136

Gross profit	32,294	29,843	67,586	62,837

Operating expenses:
Sales and marketing	23,096	15,532	46,072	35,083
Research and development	13,033	12,794	25,591	24,747
General and administrative	8,714	8,347	18,286	17,165
Other income—Softbank	(3,389)	(3,393)	(6,783)	(6,794)
Amortization of other intangible assets	124	200	324	400
Restructuring and integration	—	730	—	1,003

Total operating expenses	41,578	34,210	83,490	71,604

Loss from operations	(9,284)	(4,367)	(15,904)	(8,767)
Interest and other income, net	4,896	1,947	8,006	2,836

Net loss before income taxes	(4,388)	(2,420)	(7,898)	(5,931)
Provision for income taxes	684	171	1,261	325

Net loss	$(5,072)	$(2,591)	$(9,159)	$(6,256)

Net loss per share—basic and diluted	$(0.07)	$(0.04)	$(0.13)	$(0.10)

Weighted average shares—basic and diluted	69,704	65,298	69,213	65,310

(1)	The Company has made certain reclassifications to prior year amounts to conform to the current year presentation, none of which affected net loss or net loss per share. See Note 1 of Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended March 31,
	2007	2006
Operating activities:
Net loss	$(9,159)	$(6,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Recovery of) provision for doubtful accounts	(414)	5
Depreciation	3,401	3,985
Amortization of intangible assets	7,754	8,709
Stock-based compensation	18,047	18,479
Realized gain—currency translation adjustment (Note 4)	(2,200)	—
Changes in operating assets and liabilities:
Accounts receivable	(377)	4,769
Prepaid expenses and other assets	(259)	(1,535)
Accounts payable	(1,612)	1,690
Accrued compensation and related liabilities	(3,264)	(5,686)
Accrued liabilities	(2,486)	(3,477)
Restructuring obligations	(11,371)	(8,254)
Deferred revenue	15,764	9,690
Deferred income—Softbank	(6,783)	(6,794)

Net cash provided by operating activities	7,041	15,325

Investing activities:
Purchases of property and equipment	(2,984)	(2,736)
Purchases of marketable securities, net of sales	(20,292)	(3,171)
Allocation from restricted cash, net	1,830	1,211

Net cash used in investing activities	(21,446)	(4,696)

Financing activities:
Proceeds from issuance of common stock, net	3,956	5,013
Repurchase of common stock	(2,241)	(1,997)

Net cash provided by financing activities	1,715	3,016

Effect of foreign exchange rate changes on cash and cash equivalents	329	(151)

Net change in cash and cash equivalents	(12,361)	13,494
Cash and cash equivalents at beginning of period	51,997	60,909

Cash and cash equivalents at end of period	$39,636	$74,403

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2007. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s (“SEC”) rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 filed on December 1, 2006 with the SEC.

Reclassifications

The Company has made certain reclassifications to prior year amounts to conform to the current year presentation, none of which affected net loss or net loss per share. Specifically, given the Company’s shift to an on-demand model and the declining amount of perpetual software revenues, the Company reclassified $777,000 and $5.4 million of license revenues in the three months ended March 31, 2006 to subscription and maintenance revenues (term component) and services and other revenues (perpetual component), respectively, and $2.0 million and $10.7 million in the six months ended March 31, 2006, respectively. The Company reclassified $499,000 and $1.1 million of cost of revenues—license in the three and six months ended March 31, 2006 to cost of revenues—services and other, respectively. The Company also reclassified $1.0 million and $1.9 million of compensation and benefits associated with certain employees from cost of revenues—subscription and maintenance in the three and six months ended March 31, 2006 to sales and marketing, respectively. The following table reflects the effect of all of these reclassifications for the three and six months ended March 31, 2006 (in thousands):

	Three Months Ended March 31, 2006		Six Months Ended March 31, 2006
	As Previously Reported	As Reclassified	As Previously Reported	As Reclassified
Revenues—license	$6,135	$—	$12,757	$—
Revenues—subscription and maintenance	$30,588	$31,365	$62,389	$64,433
Revenues—services and other	$37,018	$42,376	$74,827	$85,540
Cost of revenues—license	$499	$—	$1,067	$—
Cost of revenues—subscription and maintenance	$7,785	$6,782	$15,409	$13,465
Cost of revenues—services and other	$32,921	$33,420	$64,295	$65,362
Sales and marketing	$14,529	$15,532	$33,139	$35,083

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

No customer accounted for more than 10% of total revenues for the three and six months ended March 31, 2007 and 2006. One customer accounted for more than 10% of net accounts receivable as of March 31, 2007 and September 30, 2006, the Company’s most recent fiscal year end.

Adoption of Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are effective for the first quarter of fiscal year 2008 and the Company is currently evaluating the impact of this guidance on its financial position, results of operation and cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company has not yet determined the impact this interpretation will have on its financial position, results of operation and cash flows.

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

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables, and Emerging Issues Task Force (“EITF”) 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and collectibility is probable. License fee payment terms are considered extended when the arrangement fee is due beyond six months from delivery. In these scenarios, fees are not “fixed or determinable”, and therefore revenue is recognized when fees are due and payable. In arrangements where the license fees are due within six months or less from delivery, the entire arrangement fee is considered fixed or determinable and revenue is recognized when the remaining basic revenue recognition criteria are met, provided that any accompanying services are not considered essential to the functionality of the software products. If collectibility is not considered probable at the inception of the arrangement, the Company does not recognize revenue until the fee is collected.

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

Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year). Revenue from on-demand software, hosting and sourcing solutions services is recognized ratably over the term of the arrangement, since the access is provided over the related contract period. Revenue allocated to software implementation, process improvement, training and other services is recognized as the services are performed or as milestones are achieved or if bundled with a subscription or time-based service, ratably over the term of the access agreement, where appropriate. The proportion of total revenue from new license arrangements that is recognized upon delivery may vary from quarter to quarter depending upon the relative mix of types of licensing arrangements and the availability of VSOE of fair value for undelivered elements.

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

Deferred revenue includes amounts received from customers for which revenue has not been recognized, and generally results from deferred subscription, maintenance and support, hosting, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 or EITF 00-21 are met. Deferred revenue is recognized as revenue upon delivery of the Company’s product, as services are rendered, or as other requirements under SOP 97-2, SAB 104 or EITF 00-21 are satisfied. Deferred revenue excludes contract amounts for which payment has yet to be collected. Likewise, accounts receivable excludes amounts due from customers for which revenue has been deferred.

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

The Company granted 8,600 options in the six months ended March 31, 2006. The fair value of options granted were estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions: expected life of 2.8 years, risk-free interest rate of 4.25%, volatility of 83% and dividend yield of 0%.

We modified the terms of our employee stock purchase plan in August 2006 to eliminate the option component associated with the plan. The fair value of the option component of the employee purchase plan shares purchased prior to August 2006 was estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted-average assumptions were used in each quarter of fiscal 2006: expected life of 1.25 years, risk-free interest rate of 4.34%, volatility of 51% and dividend yield of 0%.

During the six months ended March 31, 2007, the Company accelerated approximately 259,000 unvested stock options, which resulted in approximately $1.0 million of compensation cost. During the three months ended March 31, 2007 and 2006, the Company recorded $334,000 and $2.2 million, respectively, of stock-based compensation expense associated with employee and director stock options and employee stock purchase plan programs. During the six months ended March 31, 2007 and 2006, the Company recorded $2.1 million and $4.5 million, respectively, of stock-based compensation expense associated with employee and director stock options and employee stock purchase plan programs.

During the three months ended March 31, 2007 and 2006, the Company granted 1.5 million shares and 1.8 million shares, respectively, of restricted common stock to certain employees with a fair value of $13.2 million and $18.3 million, respectively. During the six months ended March 31, 2007 and 2006, the Company granted 1.6 million and 2.6 million shares, respectively, of restricted common stock to certain employees with a fair value of $14.3 million and $24.2 million, respectively. These amounts will be amortized in accordance with FASB Interpretation No. 28 (“FIN 28”), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the individual restricted common stock grants, which are three years. During the six months ended March 31, 2007, the Company also granted 980,000 shares of restricted common stock to executive officers and certain key employees with a fair value of $7.5 million whose vesting is contingent upon meeting a performance milestone related to subscription software revenues and is being amortized over the performance period. The fair value of each restricted share granted was calculated based on the closing stock price on the date of grant and assumes that the performance objective milestone will be achieved. If the performance objective is not achieved, any previously recognized compensation cost will be reversed. During each of the three months ended March 31, 2007 and 2006, the Company recorded $7.4 million, of stock-based compensation expense associated with restricted stock grants. During the six months ended March 31, 2007 and 2006, the Company recorded $14.6 million and $13.9 million, respectively, of stock-based compensation expense associated with restricted stock grants. As of March 31, 2007, there was $34.9 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.7 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan in the form of common stock with a value of $596,000 and $1.3 million in the three and six months ended March 31, 2007, respectively.

Total stock-based compensation expense of $8.4 million and $9.7 million was recorded in the three months ended March 31, 2007 and 2006, respectively, and $18.0 million and $18.5 million was recorded in the six months ended March 31, 2007 and 2006, respectively, to various operating expense categories as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Cost of revenues—subscription and maintenance	$484	$495	$1,047	$999
Cost of revenues—services and other	1,823	2,095	3,947	4,112
Sales and marketing	2,747	3,325	6,107	6,063
Research and development	1,289	1,579	2,701	3,175
General and administrative	2,018	2,177	4,245	4,130

Total	$8,361	$9,671	$18,047	$18,479

Note 2—Other Intangible Assets

The table below reflects balances related to other intangible assets as of March 31, 2007 and September 30, 2006 (in thousands):

	Useful Life	March 31, 2007			September 30, 2006
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	18 to 36 months	$10,400	$(10,332)	$68	$10,400	$(9,515)	$885
Order backlog	6 months	100	(100)	—	100	(100)	—
Trade name/trademark	60 months	1,800	(1,034)	766	1,800	(847)	953
Excess fair value of Visteon in-place contract over current fair value	10 months	1,894	(1,894)	—	1,894	(1,894)	—
Visteon contract and related customer relationship	48 months	3,206	(2,204)	1,002	3,206	(1,803)	1,403
Other contracts and related customer relationships	48 months	51,081	(35,611)	15,470	51,081	(29,262)	21,819

Total		$68,481	$(51,175)	$17,306	$68,481	$(43,421)	$25,060

Amortization of other intangible assets for the three and six months ended March 31, 2007 totaled $3.9 million and $7.8 million, respectively. Of the total, amortization of $3.7 million and $7.4 million related to the Visteon contract and related customer relationship, other contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three and six months ended March 31, 2007, respectively. Amortization of $124,000 and $324,000 related to trade name/trademark and other contracts and related customer relationships was recorded as operating expense in the three and six months ended March 31, 2007, respectively.

Amortization of other intangible assets for the three and six months ended March 31, 2006 totaled $3.9 million and $8.7 million, respectively. Of the total, amortization of $3.7 million and $8.3 million related to the Visteon contract and related customer relationship, other contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three and six months ended March 31, 2006, respectively. Amortization of $200,000 and $400,000 related to trade name/trademark and other contracts and related customer relationships was recorded as operating expense in the three and six months ended March 31, 2006, respectively.

Note 3—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 191,200 square feet in this facility. The Company currently subleases two and one-half buildings, totaling 442,600 square feet, to third parties. These subleases expire in July 2007, May 2008 and August 2008. The remaining 82,200 square feet is available for sublease. Minimum monthly lease payments are approximately

$3.1 million and escalate annually, with the total future minimum lease payments amounting to $235.4 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit backed by cash equivalents, totaling $29.3 million as of March 31, 2007, as a form of security through fiscal year 2013. Also, the Company is required by other agreements to hold an additional $680,000 of standby letters of credit, which are cash collateralized. These instruments are issued by the Company’s banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $30.0 million is classified as restricted cash on the Company’s consolidated balance sheet as of March 31, 2007.

In February 2007, the Company entered into the sixth amendment to its lease in Pittsburgh, Pennsylvania, effective January 1, 2007. This location consists principally of the Company’s services organization and administrative activities. The amendment extends the lease term for approximately 91,000 square feet of office space that the Company occupies through December 2017. Effective January 1, 2007, the Company also surrendered the abandoned space it leased and made a payment of approximately $5.4 million to the landlord concurrent with the landlord’s signing of the sixth amendment in February 2007. The difference between the Company’s lease abandonment reserve associated with this abandoned space and the payment of $5.4 million was approximately $901,000 and is being recognized as contra rent expense over the remaining term of the lease through December 2017.

The Company leases certain equipment, software and its facilities under various noncancelable operating leases with various expiration dates through 2013. Rental expense was $8.1 million and $8.3 million for the three months ended March 31, 2007 and 2006, respectively, and $16.3 million and $17.0 million for the six months ended March 31, 2007 and 2006, respectively. This expense was reduced by sublease income of $4.0 million and $4.3 million for the three months ended March 31, 2007 and 2006, respectively, and $8.0 million and $8.6 million for the six months ended March 31, 2007 and 2006, respectively.

The following table summarizes future minimum lease payments and sublease income under noncancelable operating leases as of March 31, 2007 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income
2007	$21,644	$6,377
2008	43,304	4,255
2009	43,589	—
2010	44,515	—
2011	45,271	—
Thereafter	74,743	—

Total	$273,066	$10,632

Of the total operating lease commitments noted above, $108.0 million is for occupied properties and $165.1 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring and integration costs

The following table details accrued restructuring and integration obligations and related activity through March 31, 2007 (in thousands):

	Severance and benefits	Lease abandonment costs	Total restructuring and integration costs
Accrued restructuring obligations as of October 1, 2005	$1,684	$84,816	$86,500
Cash paid	(1,915)	(15,140)	(17,055)
Total charge to operating expense	273	26,048	26,321
Purchase accounting adjustment	—	(472)	(472)

Accrued restructuring obligations as of September 30, 2006	42	95,252	95,294
Cash paid	(42)	(11,329)	(11,371)
Reclassification to deferred rent obligations	—	(901)	(901)

Accrued restructuring obligations as of March 31, 2007	$—	$83,022	83,022

Less: current portion			18,880

Accrued restructuring obligations, less current portion			$64,142

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. During the six months ended March 31, 2006, $273,000 of severance and benefits was recorded due to the continued reduction of the Company’s workforce, primarily to better align its expenses with its revenue levels and to enable the Company to invest in certain growth initiatives.

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Sunnyvale, California and Pittsburgh, Pennsylvania.

In February 2007, the Company entered into the sixth amendment to its lease in Pittsburgh, Pennsylvania, effective January 1, 2007. The amendment extends the lease term for approximately 91,000 square feet of office space that the Company occupies through December 2017. Effective January 1, 2007, the Company also surrendered approximately 91,000 square feet of abandoned space it leased and made a payment of approximately $5.4 million to the landlord concurrent with the landlord’s signing of the sixth amendment in February 2007. The difference between the Company’s lease abandonment reserve associated with this abandoned space and the payment of $5.4 million is approximately $901,000 and is being recognized as contra rent expense over the remaining term of the lease through December 2017.

The charge of $730,000 in the three months ended March 31, 2006 was for an adjustment to the Company’s restructuring obligation related to a prior period. The cumulative understatement of expenses for periods prior to the three months ended March 31, 2006 was approximately $730,000. The Company concluded that the effect of the adjustment was not material to the current or any relevant prior period. The Company recorded the cumulative understatement as an increase in restructuring and integration and to total operating expenses in the Condensed Consolidated Statement of Operations during the three months ended March 31, 2006 and a corresponding increase in restructuring obligations on the Condensed Consolidated Balance Sheet as of March 31, 2006. During the six months ended March 31, 2006, the Company also recorded a $472,000 decrease to the restructuring obligation due to the assignment of a lease of an excess legacy FreeMarkets facility. The reversal of the remaining obligation related to this facility has been recorded as a decrease to goodwill.

Total lease abandonment costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. As of March 31, 2007, $83.0 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013. The Company’s lease abandonment accrual is net of $73.5 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $10.6 million as of March 31, 2007, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at March 31, 2007, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the Company’s Sunnyvale, California headquarters by approximately $7.1 million as of March 31, 2007.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of March 31, 2007.

Litigation

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to the Company’s and FreeMarkets’ initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against the Company and FreeMarkets, Inc. (“FreeMarkets”), and against certain of the two companies’ former officers and directors. These complaints were later consolidated into single class action proceedings related to each IPO. In June 2003, a proposed settlement was reached between plaintiffs and the Company and FreeMarkets (the individual defendants having been previously dismissed). The Company merged with FreeMarkets in July 2004. As part of the proposed settlement, the settling defendants were required to assign to the plaintiffs certain claims they had against their underwriters (“Assigned Claims”). Pending the District Court’s final approval of the settlement, the Assigned Claims were conditionally assigned to a litigation trustee, which filed lawsuits against the various defendants’ respective underwriters alleging the Assigned Claims. In February 2006, the District Court dismissed, with prejudice, the Assigned Claims brought by the litigation trustee against the underwriters on statute of limitations grounds. The plaintiffs appealed the District Court’s decision. The District Court has yet to give final approval of the settlement, but because the Assigned Claims were part of the consideration contemplated under the settlement, it is unclear how the District Court’s decision will impact the settlement. In June 2005, the underwriters filed an appeal of the District Court’s order granting class certification in the consolidated action. On December 5, 2006, the Court of Appeals issued an opinion, reversing the District Court’s order granting class certification and finding that plaintiffs cannot satisfy certain elements required for class actions. Plaintiffs filed a petition for rehearing and rehearing en banc of the Court of Appeals’ decision. On April 6, 2007, the Court of Appeals denied plaintiff’s petition. The District Court had ordered a stay of all proceedings, including consideration of the proposed settlement, pending a decision from the Court of Appeals regarding plaintiff’s petition. Now that plaintiff’s petition has been denied, it is uncertain how the case will proceed, but the discovery stay has been continued for the time being, and the proposed settlement, in its current form, will likely be impacted by the Second Circuit’s December 5, 2006 opinion. As of March 31, 2007, no amount is accrued as a loss is not considered probable or estimable.

Litigation Relating to Alleged Patent Infringement Disclosures Involving the Company’s Chairman and Chief Executive Officer and Former President and Director

On October 31, 2005, a purported class action, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, was filed in the United States District Court for the Eastern District of Virginia against the Company’s Chairman and Chief Executive Officer and a former president and director of the Company. That case was transferred to the United States District Court for the Northern District of California and an Amended Complaint was filed on November 30, 2006, adding the Company as a defendant. The action was brought on behalf of stockholders who purchased the Company’s stock from May 29, 2003 to February 7, 2005. The complaint alleges that the defendants artificially inflated the Company’s stock price between those dates by failing to disclose, in public statements that the Company made about its products, market position and performance, that some of those products allegedly infringed patents belonging to a third party. The defendants filed a motion to dismiss the amended complaint on March 5, 2007. In response, plaintiff has withdrawn its complaint and will file a second amended complaint on May 8, 2007. The defendants intend to file a motion to dismiss plaintiff’s second amended complaint on July 13, 2007. As of March 31, 2007, no amount is accrued as a loss is not considered probable or estimable.

Patent Litigation

In October 2006, the Company was sued by Sky Technologies, Inc (“Sky”) for patent infringement in the United States District Court for the District of Massachusetts. In January 2007, Sky filed an amended complaint alleging that certain unidentified Company products, and certain unidentified FreeMarkets products, violate five U.S. patents owned by Sky. Sky seeks economic relief in an undisclosed amount, enhancement of damages, an attorneys fee award and an injunction against further infringement. A similar action had been brought against the Company by Sky in November 2005 alleging infringement of three Sky patents but the parties agreed in early 2006 that the matter would be dismissed without prejudice for a period while they attempted to negotiate a resolution. Since the parties were not able to resolve the matter through informal discussions during this period, Sky brought the current action, which has been set for trial commencing on December 3, 2007. As of March 31, 2007, no amount is accrued as a loss is not considered probable or estimable.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding as of March 31, 2007.

Note 4—Stockholders’ Equity

Stock-Based Compensation Plans

A summary of the activity related to the Company’s restricted common stock is presented below for the six months ended March 31, 2007:

	Six Months Ended March 31, 2007
	Number of Shares	Weighted- Average Fair Value
Nonvested at beginning of period	7,543,632	$7.98
Granted	2,583,404	$8.47
Vested	(1,595,807)	$10.04
Forfeited	(338,497)	$6.68

Nonvested at end of period	8,192,732	$7.79

The fair value of stock awards vested was $6.6 million and $719,000 for the three months ended March 31, 2007 and 2006, respectively and $14.1 million and $5.2 million for the six months ended March 31, 2007 and 2006, respectively.

A summary of the activity related to the Company’s stock options is presented below:

	Six Months Ended March 31, 2007
	Number of Options	Weighted- Average Exercise Price		Aggregate Intrinsic Value
Outstanding at beginning of period	1,946,852		$11.95
Granted	—		$—
Exercised	(398,213)		$5.11
Forfeited	(140,452)		$27.33

Outstanding at end of period	1,408,187		$12.34	$3,038,000

Exercisable at end of period	1,408,187	$		$3,038,000

The weighted-average grant date fair value of options granted during the six months ended March 31, 2006 was $4.30. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $948,000 and $287,000, respectively, and $1.5 million and $503,000 during the six months ended March 31, 2007 and 2006, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s stock.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three and six months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net loss	$(5,072)	$(2,591)	$(9,159)	$(6,256)
Unrealized gain on securities	4	93	—	127
Foreign currency translation adjustments	120	67	330	(151)
Cash flow hedge gains (losses)	—	33	—	(41)

Comprehensive loss	$(4,948)	$(2,398)	$(8,829)	$(6,321)

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive income as of March 31, 2007 and September 30, 2006 are as follows (in thousands):

	March 31, 2007	September 30, 2006
Foreign currency translation adjustments	$1,605	$3,738
Cash flow hedge loss	—	(263)

Accumulated other comprehensive income	$1,605	$3,475

In January 2005, the Company hedged anticipated cash flows from Ariba Korea. Ltd. (“Ariba Korea”) using foreign currency forward contracts (Korean Won) to offset the translation and economic exposures related to those cash flows. The Korean Won hedge minimized currency risk arising from cash held in Korean Won as a result of the Softbank Corp. settlement in October 2004. The change in fair value of the Korean Won forward contract attributable to the changes in forward exchange rates (the effective portion) was reported in stockholders’ equity prior to the three months ended March 31, 2007. In the three months ended March 31, 2007, the Company recorded a net realized gain of $2.2 million associated with the repatriation of cash from Ariba Korea and liquidation of the Ariba Korea entity, which is comprised of a $2.5 million gain from foreign currency translation adjustments and a $285,000 realized loss on the Korean Won cash flow hedge.

Note 5—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net loss	$(5,072)	$(2,591)	$(9,159)	$(6,256)

Weighted-average common shares outstanding	77,320	73,298	76,761	72,668
Less: Weighted-average common shares subject to repurchase	(7,616)	(8,000)	(7,548)	(7,358)

Weighted-average common shares—basic and diluted	69,704	65,298	69,213	65,310

Net loss per common share—basic and diluted	$(0.07)	$(0.04)	$(0.13)	$(0.10)

For the three months ended March 31, 2007 and 2006, 632,000 and 820,000 weighted-average potential common shares, respectively, consisting almost entirely of outstanding options, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive. For the six months ended March 31, 2007 and 2006, 729,000 and 1.2 million weighted-average potential common shares, respectively, consisting almost entirely of outstanding options, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

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

Financial information for each reportable segment was as follows for the three and six months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenue
—North America	$46,777	$42,073	$93,237	$89,392
—EMEA	14,385	18,392	32,769	35,126
—APAC	5,506	6,178	10,841	12,049
—Corporate revenue	6,751	7,098	13,739	13,406

Total revenue	$73,419	$73,741	$150,586	$149,973

Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Certain revenue items are not allocated to segments because they are separately managed at the corporate level. These items include Ariba Managed Procurement Services, expense reimbursement and other miscellaneous items.

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Contribution margin
—North America	$18,216	$14,305	$37,824	$34,875
—EMEA	2,537	6,124	9,377	10,919
—APAC	84	845	530	1,457

Total segment contribution margin	$20,837	$21,274	$47,731	$47,251

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

The reconciliation of segment information to the Company’s net loss before income taxes was as follows for the three and six months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Segment contribution margin	$20,837	$21,274	$47,731	$47,251
Corporate revenue	6,751	7,098	13,739	13,406
Corporate costs, such as research and development, corporate general and administrative and other	(36,403)	(31,506)	(76,403)	(66,506)
Amortization of acquired technology and customer intangible assets	(3,734)	(3,696)	(7,430)	(8,309)
Other income—Softbank	3,389	3,393	6,783	6,794
Amortization of other intangibles	(124)	(200)	(324)	(400)
Restructuring and integration	—	(730)	—	(1,003)
Interest and other income, net	4,896	1,947	8,006	2,836

Loss before income taxes	$(4,388)	$(2,420)	$(7,898)	$(5,931)

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Subscription revenues	$15,652	$13,579	$30,831	$26,501
Maintenance revenues	18,567	17,786	37,407	37,932
Services and other revenues	39,200	42,376	82,348	85,540

Total	$73,419	$73,741	$150,586	$149,973

Information regarding long-lived assets in geographic areas are as follows (in thousands):

	March 31, 2007	September 30, 2006
Long-Lived Assets:
United States	$17,418	$17,901
International	1,995	1,929

Total	$19,413	$19,830

Note 7—Other Income—Softbank

In June 2003, the Company commenced an arbitration proceeding against Softbank for failing to meet its contractual revenue commitments. In October 2004, the Company entered into a definitive agreement with Softbank settling their dispute. A total of $37.0 million was recorded as “Deferred income—Softbank” in connection with the settlement. As the Company was unable to determine the respective fair value of the amounts that related to Softbank’s software license, related maintenance and the Company’s prior agreements with Softbank, the $37.0 million will be recognized ratably as “Other income—Softbank” over the three-year software license term ending in October 2007. The Company also made a provision for taxes of $4.8 million in the three months ended December 31, 2004 as a result of the settlement. The Company recorded $3.4 million in income related to the Softbank agreement in each of the three months ended March 31, 2007 and 2006 and $6.8 million in each of the six months ended March 31, 2007 and 2006. As of March 31, 2007 and September 30, 2006, deferred income related to the Softbank settlement was $7.4 million and $14.1 million, respectively.

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

Our software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. Our software is designed to integrate with all major platforms and can be accessed via a web browser. Our software can be deployed as an installed application or provided as a service in an on-demand model. In addition to application software, Ariba Spend Management solutions include implementation and strategic consulting services, education and training, commodity expertise and decision support services, benchmarking services, low-cost country sourcing services and procurement outsourcing services. Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 155,000 registered suppliers, offering a wide array of goods and services, are connected to the Ariba Supplier Network.

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

Overview of Quarter Ended March 31, 2007

Although our revenues of $73.4 million in the three months ended March 31, 2007 were relatively consistent with our revenues of $73.7 million in the three months ended March 31, 2006, we did have an increase in subscription and maintenance revenues of $2.9 million or 9%, offset by a decrease in services and other revenues of $3.2 million or 7%. Subscription revenues were $15.7 million in the three months ended March 31, 2007, as compared to $13.6 million in the three months ended March 31, 2006. This is primarily due to an overall shift over time from predominantly perpetual licenses, with upfront revenue recognition, to more subscription or term licenses, with revenue recognition spread out over time. Maintenance revenues also increased by $781,000 or 4% in the three months ended March 31, 2007. Finally, services and other revenues decreased primarily due to reduced renewals of subscription services in the three months ended March 31, 2007.

Operating expenses increased to $41.6 million in the three months ended March 31, 2007 compared to $34.2 million in the three months ended March 31, 2006. The increase in operating expenses is primarily attributable to an increase in sales and marketing expenses of $7.6 million or 49% due to a $4.9 million insurance reimbursement in the three months ended March 31, 2006 related to litigation expenses which had previously been charged to sales and marketing as well as an increase in personnel in this area to support our transition to an on-demand model. The increase in operating expenses in the three months ended March 31, 2007 was partially offset by a net realized gain of $2.2 million associated with the substantial liquidation of the Company’s Korea subsidiary in the three months ended March 31, 2007. In sum, our total net expenses, including cost of revenue and other items, increased to $78.5 million compared to $76.3 million in the three months ended March 31, 2006, which caused a net loss for the three months ended March 31, 2007 of $5.1 million compared to $2.6 million in the three months ended March 31, 2006.

Outlook for Fiscal Year 2007

We anticipate that the shift in our software business from a perpetual model to a subscription-based model will continue during the remainder of fiscal year 2007. More specifically, we expect growth in subscription revenue in fiscal year 2007 as compared to fiscal year 2006.

We believe that our success for the remainder of fiscal year 2007 will depend largely on our ability to: (1) manage the continuing shift to an on-demand delivery model from both a product and a financial standpoint; (2) sell bundled solution offerings that include both technology and expert services; (3) renew our subscription or time-based revenues, including on-demand software fees, maintenance fees, and fees for certain services; and (4) capitalize on new revenue opportunities, such as access fees for the Ariba Supplier Network and selling on-demand spend management solutions to smaller and mid-market customers.

We believe that key risks to our revenues in fiscal year 2007 include: our ability to manage the shift from selling perpetual license software to on-demand subscription solutions; our ability to introduce additional on-demand versions of our products in fiscal year 2007; our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; our ability to generate organic growth; our deferral of services revenues as a result of including software implementation and other services as part of a sale with our subscription software solutions; the market acceptance of spend management solutions as a standalone market category; the overall level of information technology spending; and potential declines in average selling prices. We believe that key risks to our future operating profitability include: our ability to maintain or grow our revenues; our ability to maintain adequate utilization of our services organization; and the potential adverse impacts resulting from legal proceedings. Our prospects must be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in new and rapidly evolving markets and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenues:
Subscription and maintenance	$34,219	$31,365	$68,238	$64,433
Services and other	39,200	42,376	82,348	85,540

Total revenues	73,419	73,741	150,586	149,973

Cost of revenues:
Subscription and maintenance	8,195	6,782	16,044	13,465
Services and other	29,196	33,420	59,526	65,362
Amortization of acquired technology and customer intangible assets	3,734	3,696	7,430	8,309

Total cost of revenues	41,125	43,898	83,000	87,136

Gross profit	32,294	29,843	67,586	62,837

Operating expenses:
Sales and marketing	23,096	15,532	46,072	35,083
Research and development	13,033	12,794	25,591	24,747
General and administrative	8,714	8,347	18,286	17,165
Other income—Softbank	(3,389)	(3,393)	(6,783)	(6,794)
Amortization of other intangible assets	124	200	324	400
Restructuring and integration	—	730	—	1,003

Total operating expenses	41,578	34,210	83,490	71,604

Loss from operations	(9,284)	(4,367)	(15,904)	(8,767)
Interest and other income, net	4,896	1,947	8,006	2,836

Net loss before income taxes	(4,388)	(2,420)	(7,898)	(5,931)
Provision for income taxes	684	171	1,261	325

Net loss	$(5,072)	$(2,591)	$(9,159)	$(6,256)

Comparison of the Three and Six Months Ended March 31, 2007 and 2006

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

Subscription and maintenance

Subscription and maintenance revenues for the three months ended March 31, 2007 were $34.2 million, a 9% increase from the $31.4 million recorded in the three months ended March 31, 2006. Subscription revenues for the three months ended March 31, 2007 were $15.7 million, a 15% increase from the $13.6 million recorded in the three months ended March 31, 2006. The increase of $2.1 million in subscription revenues was primarily due to a shift from perpetual license sales to more subscription and hosted term license software sales and the continued growth of Ariba Supplier Network revenues. Maintenance revenues for the three months ended March 31, 2007 were $18.6 million, a slight increase from the $17.8 million recorded in the three months ended March 31, 2006.

Subscription and maintenance revenues for the six months ended March 31, 2007 were $68.2 million, a 6% increase from the $64.4 million recorded in the six months ended March 31, 2006. Subscription revenues for the six months ended March 31, 2007 were $30.8 million, a 16% increase from the $26.5 million recorded in the six months ended March 31, 2006. The increase of $4.3 million in subscription revenues was primarily due to a shift from perpetual license sales to more subscription and hosted term license software sales and the continued growth of Ariba Supplier Network revenues. Maintenance revenues for the six months ended March 31, 2007 were $37.4 million, a slight decrease from the $37.9 million recorded in the six months ended March 31, 2006. We anticipate that subscription revenues will increase in fiscal year 2007 compared to fiscal year 2006, partially offset by modest declines of maintenance revenues in fiscal year 2007.

Services and other

Services and other revenues for the three months ended March 31, 2007 were $39.2 million, a 7% decrease from the $42.4 million recorded in the three months ended March 31, 2006. The decrease of $3.2 million in services and other revenues is primarily attributed to a decrease in Ariba Sourcing Services revenues of approximately $2.3 million primarily due to reduced renewals in the three months ended March 31, 2007.

Services and other revenues for the six months ended March 31, 2007 were $82.3 million, a 4% decrease from the $85.5 million recorded in the six months ended March 31, 2006. The decrease of $3.2 million in services and other revenues is primarily attributed to a decrease in Ariba Sourcing Services revenues of approximately $4.5 million primarily due to reduced renewals of subscription services in the three months ended March 31, 2007 and to an increase of $1.1 million in the deferral of consulting services revenues in the six months ended March 31, 2007 due to such services being bundled with other products or services without evidence of fair value. These amounts were partially offset by an increase in managed procurement services revenues of $2.2 million associated with contracts executed in the second half of fiscal year 2006.

Cost of Revenues

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for hosting services and technical support, including stock compensation costs and facilities and equipment costs. Cost of subscription and maintenance revenues for the three months ended March 31, 2007 was $8.2 million, a 21% increase over the $6.8 million recorded in the three months ended March 31, 2006. This increase is primarily the result of an increase in hosted support costs associated with the overall 15% increase in subscription revenues in the three months ended March 31, 2007.

Cost of subscription and maintenance revenues for the six months ended March 31, 2007 was $16.0 million, a 19% increase over the $13.5 million recorded in the six months ended March 31, 2006. This increase is primarily the result of an increase in hosted support costs associated with the overall 16% increase in subscription revenues in the six months ended March 31, 2007.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues for the three months ended March 31, 2007 was $29.2 million, a 13% decrease from the $33.4 million recorded in the three months ended March 31, 2006. This decrease is primarily the result of a decrease in overhead costs associated with overall decreases in depreciation expense as assets reach the end of their estimate useful lives and a slight decrease in rent expense. The decrease is also due to our re-allocation of services personnel to sales efforts in fiscal year 2007 in managing our transition to an on-demand model.

Cost of services and other revenues for the six months ended March 31, 2007 was $59.5 million, a 9% decrease from the $65.4 million recorded in the six months ended March 31, 2006. This decrease is primarily the result of a decrease in overhead costs associated with overall decreases in depreciation expense as assets reach the end of their estimate useful lives and a slight decrease in rent expense. The decrease is also due to our re-allocation of services personnel to sales efforts in fiscal year 2007 in managing our transition to an on-demand model.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of the costs allocated to technology and customer relationships in our fiscal year 2004 business combinations with Alliente, Softface and FreeMarkets. This expense amounted to $3.7 million in each of the three months ended March 31, 2007 and 2006 and $7.4 million and $8.3 in the six months ended March 31, 2007 and 2006, respectively. The decrease in the six months ended March 31, 2007 is primarily attributable to assets reaching the end of their estimated useful lives.

Gross profit

Our gross profit as a percentage of revenues for the three months ended March 31, 2007 was 44% compared to 40% for the three months ended March 31, 2006 and was 45% in the six months ended March 31, 2007 compared to 42% for the six months ended March 31, 2006. The increase in gross profit as a percentage of revenues was primarily due to an increase in services and other gross profit as a percentage of services and other revenues due to operational improvement in consulting and managed services. Our gross profit of services and other as a percentage of services and other revenues for the three months ended March 31, 2007 was 26% compared to 21% for the three months ended March 31, 2006 and for the six months ended March 31, 2007 was 28% compared to 24% for the six months ended March 31, 2006.

Operating Expenses

Sales and marketing

Sales and marketing includes costs associated with our sales, marketing and product marketing personnel, and consists primarily of compensation and benefits, commissions and bonuses, stock compensation, promotional and advertising and travel and entertainment expenses related to these personnel, as well as the provision for doubtful accounts. Sales and marketing expenses for the three months ended March 31, 2007 were $23.1 million, a 49% increase from the $15.5 million recorded in the three months ended March 31, 2006. This increase is primarily due to the following: (1) a $4.9 million insurance reimbursement in the three months ended March 31, 2006 related to litigation expenses which had previously been charged to sales and marketing; (2) increased sales commissions of $2.6 million primarily associated with sales commission reversals of $2.3 million in the second quarter of fiscal year 2006; and (3) increased compensation and benefits expense of $876,000 associated with a 19% increase in average sales and marketing headcount in supporting our transition to an on-demand model. These increases were partially offset by a decrease in stock compensation expense of $578,000 primarily due to a change in the terms of the employee stock purchase plan in August 2006 whereby the option component of the plan was eliminated (See Note 1).

Sales and marketing expenses for the six months ended March 31, 2007 were $46.1 million, a 31% increase from the $35.1 million recorded in the six months ended March 31, 2006. This increase is primarily due to the following: (1) a $4.9 million insurance reimbursement in the six months ended March 31, 2006 related to litigation expenses which had previously been charged to sales and marketing; (2) increased sales commissions of $3.6 million primarily associated with sales commission reversals of $3.5 million in the six months ended March 31, 2006; and (3) increased compensation and benefits expense of $3.1 million associated with a 17% increase in average sales and marketing headcount in supporting our transition to an on-demand model. We anticipate that sales and marketing expenses will increase as a percentage of revenues in the year ending September 30, 2007 compared to the year ended September 30, 2006 as we increase personnel to support our transition to an on-demand model.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes employee compensation and benefits, stock compensation, consulting costs and the cost of software development tools and equipment. Research and development expenses for the three months ended March 31, 2007 were $13.0 million, a 2% increase from the $12.8 million recorded in the three months ended March 31, 2006. This increase is primarily attributable to a slight increase in compensation and benefits due to an increase in average headcount related to the continued development of our on-demand solutions in fiscal year 2007.

Research and development expenses for the six months ended March 31, 2007 were $25.6 million, a 3% increase from the $24.7 million recorded in the six months ended March 31, 2006. This increase is primarily attributable to an increase in compensation and benefits of $975,000 or 9% due to a 17% increase in average headcount related to the continued development of our on-demand solutions in fiscal year 2007.

General and administrative

General and administrative includes costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the three months ended March 31, 2007 were $8.7 million, a 4% increase from the $8.3 million recorded in the three months ended March 31, 2006. This increase is primarily due to an increase in legal expenses of $885,000 associated with the patent infringement matter disclosed in Note 3 to Notes to Condensed Consolidated Financial Statements, partially offset by decrease in compensation and benefits of $631,000 due to a decrease in benefit costs and severance costs.

General and administrative expenses for the six months ended March 31, 2007 were $18.3 million, a 7% increase from the $17.2 million recorded in the six months ended March 31, 2006. This increase is primarily due to an increase in legal expenses of $838,000 primarily associated with the patent infringement matter disclosed in Note 3 to Notes to Condensed Consolidated Financial Statements. We anticipate that general and administrative expenses will increase in the year ending September 30, 2007 compared to the year ended September 30, 2006 due to an increase in legal expenses in fiscal year 2007.

Other income—Softbank

During each of the three months ended March 31, 2007 and 2006, we recorded $3.4 million of income from the settlement with Softbank entered into in October 2004. During each of the six months ended March 31, 2007 and 2006, we recorded $6.8 million of income from the settlement with Softbank. The $37.0 million of deferred income recorded upon the settlement with Softbank is being recognized into income, starting in January 2005, over the remaining term of the three-year license ending in October 2007. For further discussion, see Note 7 to the Condensed Consolidated Financial Statements.

Amortization of other intangible assets

Amortization of other intangible assets was $124,000 and $200,000 for the three months ended March 31, 2007 and 2006, respectively, and $324,000 and $400,000 for the six months ended March 31, 2007 and 2006, respectively, which consisted of amortization of trademark intangible assets acquired from our merger with FreeMarkets and our acquisitions of Softface and Alliente. We anticipate amortization of other intangible assets will remain relatively consistent in the near term.

Restructuring and integration

We recorded a charge to operations of $730,000 and $1.0 million during the three and six months ended March 31, 2006. The charge in the three months ended March 31, 2006 was for an adjustment to our restructuring obligation related to a prior period. We assessed our findings using the guidance of SEC Staff Accounting Bulletin No. 99, and concluded that the amount of the error was immaterial to the prior period. The additional charge in the six months ended March 31, 2006 relates to severance and related benefits resulting from our goal to better align expenses with our revenue levels and to enable us to invest in certain strategic growth initiatives.

Interest and other income, net

Interest and other income, net for the three months ended March 31, 2007 was $4.9 million, compared to $1.9 million recorded in the three months ended March 31, 2006. The increase is primarily attributable to the following: (1) a net realized gain of $2.2 million associated with the repatriation of cash from Ariba Korea and the substantial liquidation of the entity in the three months ended March 31, 2007; and (2) an increase in interest income of $638,000 due to an overall increase in the rate of return on marketable investments.

Interest and other income, net for the six months ended March 31, 2007 was $8.0 million, compared to $2.8 million recorded in the six months ended March 31, 2006. The increase is primarily attributable to the following: (1) a net realized gain of $2.2 million associated with the repatriation of cash from Ariba Korea and the substantial liquidation of the entity in the three months ended March 31, 2007; (2) an increase in interest income of $1.7 million due to an overall increase in the rate of return on marketable investments; and (3) an increase in realized foreign currency transaction gains in the amount of $1.3 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries, primarily due to the U.S. dollar weakening against the Euro and the British Pound in the six months ended March 31, 2007.

Provision for income taxes

Provision for income taxes for the three months ended March 31, 2007 was $684,000, compared to $171,000 in the three months ended March 31, 2006. Provision for income taxes for the six months ended March 31, 2006 was $1.3 million, compared to $325,000 in the six months ended March 31, 2006. The increase in both periods is primarily attributable to an increase in foreign income taxes in the three and six months ended March 31, 2007 related to a foreign subsidiary and an increase in withholding taxes associated with the repatriation of cash from Ariba Korea in the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2007, we had $146.7 million in cash, cash equivalents and marketable securities and $30.0 million in restricted cash, for total cash, cash equivalents, marketable securities and restricted cash of $176.7 million. Our working capital on March 31, 2007 was $61.5 million. All significant cash, cash equivalents and marketable securities are held in accounts in the United States. As of September 30, 2006, we had $138.8 million in cash, cash equivalents and marketable securities and $31.8 million in restricted cash, for total cash, cash equivalents, marketable securities and restricted cash of $170.6 million. Our working capital on September 30, 2006 was $58.5 million.

The increase in total cash, cash equivalents, marketable securities and restricted cash of $6.1 million in the six months ended March 31, 2007 is primarily attributable to our results of operations, excluding non-cash charges for stock compensation of $18.0 million and amortization of intangible assets of $7.8 million and non-cash income of $6.8 million from the Softbank transaction. The increase in cash, cash equivalents, marketable securities and restricted cash in the six months ended March 31, 2007 is also attributable to improved cash collections on outstanding accounts receivable. These increases in cash, cash equivalents, marketable securities and restricted cash were partially offset by a payment of $5.4 million associated with surrendering the abandoned space in Pittsburgh, Pennsylvania.

Net cash provided by operating activities was $7.0 million for the six months ended March 31, 2007, compared to net cash provided by operating activities of $15.3 million for the six months ended March 31, 2006. Cash flows from operating activities decreased $8.3 million primarily due to a payment of $5.4 million associated with surrendering the abandoned space in the Pittsburgh, Pennsylvania lease effective January 1, 2007 and a decline in accounts payable of $3.1 million primarily attributable to the timing of payments on outstanding accounts payable.

Net cash used in investing activities was $21.4 million for the six months ended March 31, 2007, compared to net cash used in investing activities of $4.7 million for the six months ended March 31, 2006. The decrease is primarily attributable to the increase in purchases of investments, net of sales of $17.1 million. Capital expenditures were relatively consistent in the six months ended March 31, 2007 and 2006.

Net cash provided by financing activities was $1.7 million for the six months ended March 31, 2007, compared to net cash provided by financing activities of $3.0 million for the six months ended March 31, 2006. The repurchase of common stock in both periods represents shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees. Proceeds from the issuance of common stock in both periods is attributed to stock option exercises and the Employee Stock Purchase Program.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 3 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of March 31, 2007. There have been no material changes in our contractual obligations and commercial commitments during the three months ended March 31, 2007 from those presented in our Annual Report on Form 10-K filed with the SEC on December 1, 2006.

Off-balance sheet arrangements

We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

Anticipated cash flows

We expect to incur significant operating costs, particularly related to services delivery costs, sales and marketing, research and development and restructuring costs, for the foreseeable future in order to execute our business plan. We anticipate that such operating costs, as well as planned capital expenditures, will constitute a use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenues, our ability to manage infrastructure costs, the outcome of our subleasing activities related to abandoned excess leased facilities and ongoing regulatory and legal proceedings.

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

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products in the United States of America, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. For the three and six months ended March 31, 2007, 27% and 29%, respectively, of our total net revenues were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of March 31, 2007 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain /(Loss) in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	3,500	$4,648	$(32)
British Pound	Buy	900	1,766	12
Japanese Yen	Sell	125,000	1,059	3
Switzerland Franc	Buy	1,000	825	(1)
Czech Koruna	Buy	15,000	718	4
Singapore Dollar	Buy	900	596	1

Total			$9,612	$(13)

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of March 31, 2007.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains or losses of approximately $960,000. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures. We do not expect material exchange rate gains and losses from other foreign currency exposures.

Cash Flow Risk

In January 2005, we hedged anticipated cash flows from Ariba Korea, Ltd. (“Ariba Korea”) using foreign currency forward contracts (Korean Won) to offset the translation and economic exposures related to those cash flows. The Korean Won hedge minimized currency risk arising from cash held in Korean Won as a result of the Softbank Corp. settlement in October 2004. The change in fair value of the Korean Won forward contract attributable to the changes in forward exchange rates (the effective portion) was reported in stockholders’ equity. In the three months ended March 31, 2007, the Company recorded a realized loss of $285,000 associated with the repatriation of cash from Ariba Korea.

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

	Year Ending March 31, 2008	Year Ending March 31, 2009	Year Ending March 31, 2010	Year Ending March 31, 2011	Year Ending March 31, 2012	Thereafter	Total
Cash equivalents	$27,894	$—	$—	$—	$—	$—	$27,894
Average interest rate	4.91%	—	—	—	—	—	4.91%
Investments	$107,044	$—	$—	—	—	—	$107,044
Average interest rate	5.31%	—	—	—	—	—	5.31%
Restricted cash	$1,100	$1,820	—	—	—	$27,100	$30,020
Average interest rate	4.74%	5.04%	—	—	—	5.02%	5.01%

Total investment securities	$136,038	$1,820	$—	$—	$—	$27,100	$164,958

The table above does not include uninvested cash of $11.8 million held as of March 31, 2007. Total cash, cash equivalents, marketable securities and restricted cash as of March 31, 2007 was $176.7 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

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

As of March 31, 2007, management evaluated the effectiveness of our disclosure controls and procedures and concluded those disclosure controls and procedures were not effective because of the material weakness described in Management’s Report on Internal Control over Financial Reporting in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended September 30, 2006 (“Management’s Report”).

To ensure that our condensed consolidated financial statements for the three months ended March 31, 2007 are fairly presented and were prepared in accordance with U.S. generally accepted accounting principles, management has reviewed in detail all significant balance sheet accounts, as determined appropriate by our Audit Committee with the advice of our management. Consequently, management believes that the financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

As discussed above, as of March 31, 2007 and September 30, 2006, the Company identified several significant deficiencies in our internal control over financial reporting that resulted in adjustments and reclassifications to certain financial statement accounts. None of the internal control deficiencies was considered material individually. However, when considered in the aggregate, these control deficiencies indicate a need for more detailed analysis and documentation of balance sheet accounts and together represent a material weakness in internal control over financial reporting. We are currently addressing this material weakness identified in the Management Report in our Annual Report on Form 10-K for the year ended September 30, 2006. We expect to have the material weakness remediated by September 30, 2007.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed above, there have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The litigation discussion set forth in Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.

We Compete in New and Rapidly Evolving Markets, and Our Spend Management Solutions Are At a Relatively Early Stage of Development. These Factors Make Evaluation of Our Future Prospects Difficult.

Spend management software applications and services are at a relatively early stage of development. For example, in September 2001, we introduced the majority of our initial Ariba Spend Management solutions and after our merger with FreeMarkets in 2004, we introduced several new products integrating functionality acquired in the merger. We also introduced on-demand versions of a number of our software products throughout fiscal year 2006 and in the first half of fiscal year 2007 and we plan to introduce additional on-demand versions of our products in the remainder of fiscal year 2007. These new and planned products may be more challenging to implement than our more established products, as we have less experience deploying these applications. The markets in which we compete are characterized by rapid technological change, evolving customer needs and frequent introductions of new products and services. As we adjust to evolving customer requirements and competitive pressures, we may be required to further reposition our product and service offerings and introduce new products and services. We may not be successful in developing and marketing such product and service offerings, or we may experience difficulties that could delay or prevent the development and marketing of such product and service offerings, which could have a material adverse effect on our business, financial condition or results of operations.

Economic Conditions and Reduced Information Technology Spending May Adversely Impact Our Business.

Our business depends on the overall demand for enterprise software and services and on the economic health of our current and prospective customers. Weak economic conditions, or a reduction in information technology spending even with healthy economic conditions, could adversely impact our business in a number of ways including longer sales cycles, lower average selling prices and reduced bookings and revenues.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of March 31, 2007, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

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

•

changes in our product line such as our release of on-demand versions of our software products throughout fiscal year 2006 and the first half of fiscal year 2007 and our planned release of additional on-demand versions in the remainder of fiscal year 2007.

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

Revenue from our full-service sourcing services offering has been declining as existing customers renew contracts for lower dollar volumes and/or purchase our lower-priced self-service technologies (such as Ariba Sourcing). We have several large multi-year contracts for these technology-enhanced services, some of which will come up for renewal during the remainder of fiscal year 2007 and beyond. If these customers do not renew their contracts upon expiration, or if they elect to use one of our lower-cost self-service solutions, our future revenues may decrease.

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

We review these estimates each reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the leases, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the vacated portions of our Sunnyvale, California headquarters by $7.1 million as of March 31, 2007. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results.

We May Incur Additional Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines in the past. The balance of goodwill is $326.1 million as of March 31, 2007 and, there can be no assurance that future goodwill impairments will not occur.

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

There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. For example, in fiscal year 2005 we paid $37.0 million to ePlus to settle a lawsuit alleging that three of our products, Ariba Buyer, Ariba Marketplace and Ariba Category Procurement, infringed patents held by a third party. In addition, we have recently been sued by Sky Technologies, Inc. for alleged patent infringement. See “Litigation—Patent Litigation” in Note 3 of Notes to Condensed Consolidated Financial Statements. It is possible that in the future other third parties may claim that we or our current or potential future products infringe their intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims, and third parties may claim that we or our current or potential future products infringe their intellectual property. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended March 31, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
January 1, 2007—January 31, 2007	15,638	$9.17	—	—
February 1, 2007—February 28, 2007	115,654	10.76	—	—
March 1, 2007—March 31, 2007	—	—	—	—

Total	131,292	$10.57	—	—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Title
10.44	Sixth Amendment to Lease by and between One Oliver Associates L.P. and the Registrant, effective as of January 1, 2007 (which is incorporated by reference to Exhibit 10.38 to the Registrant’s Form 8-K dated February 16, 2007).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ JAMES W. FRANKOLA
James W. Frankola
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 9, 2007