Form 10-Q/A
period 2007-03-31
ARIBA INC
filed 2007-08-03
CIK 1084755

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

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, originally filed May 9, 2007 (the “Original Quarterly Report”), is being filed solely to amend Part II, Item 4. This Amendment No. 1 speaks as of the original filing date of the Original Quarterly Report and does not reflect events occurring after the filing date of the Original Quarterly Report, or modify or update the disclosures therein in any way other than as required to amend Part II, Item 4. No revisions have been made to the Registrant’s financial statements contained in the Original Quarterly Report.

PART II: OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders in Sunnyvale, California on March 1, 2007. Of the 76,567,167 shares outstanding and entitled to vote at the meeting, 52,909,463 shares were present or represented by proxy at the meeting. At the meeting, the following actions were voted upon:

a.  Election of Thomas F. Monahan as a director of the Company’s board of directors to serve until the Company’s 2010 annual meeting of stockholders or until his successor is duly elected and qualified.

For:	49,137,540
Withheld:	3,771,923

b.  Election of Karl E. Newkirk as a director of the Company’s board of directors to serve until the Company’s 2010 annual meeting of stockholders or until his successor is duly elected and qualified.

For:	49,129,433
Withheld:	3,780,030

c.  Election of Richard F. Wallman as a director of the Company’s board of directors to serve until the Company’s 2010 annual meeting of stockholders or until his successor is duly elected and qualified.

For:	49,049,397
Withheld:	3,860,066

d.  Election of Ernst & Young LLP as the Company’s independent accountants for the year ended September 30, 2007.

For:	52,667,459
Withheld:	242,004

Item 6.	Exhibits

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/S/ JAMES W. FRANKOLA
James W. Frankola Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 3, 2007

3