Form 10-Q
period 2007-06-30
ARIBA INC
filed 2007-08-08
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2007 was 78,872,885.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2007	September 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,266	$51,997
Marketable securities	121,697	86,769
Restricted cash	1,100	1,550
Accounts receivable, net of allowance for doubtful accounts of $2,567 and $3,011 as of June 30, 2007 and September 30, 2006, respectively	34,509	31,664
Prepaid expenses and other current assets	10,233	11,157

Total current assets	190,805	183,137
Property and equipment, net	19,797	19,830
Long-term investments	3,001	—
Restricted cash, less current portion	28,920	30,300
Goodwill	326,101	326,101
Other intangible assets, net	13,849	25,060
Other assets	3,196	2,516

Total assets	$585,669	$586,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,040	$9,863
Accrued compensation and related liabilities	20,075	24,694
Accrued liabilities	19,214	21,589
Restructuring obligations	19,926	14,888
Deferred revenue	57,849	40,035
Deferred income—Softbank	3,950	13,572

Total current liabilities	131,054	124,641
Deferred rent obligations	22,621	22,668
Restructuring obligations, less current portion	57,000	80,406
Deferred revenue, less current portion	26,960	25,641
Deferred income—Softbank, less current portion	—	565

Total liabilities	237,635	253,921

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock	157	151
Additional paid-in capital	5,060,844	5,032,538
Accumulated other comprehensive income	1,367	3,475
Accumulated deficit	(4,714,334)	(4,703,141)

Total stockholders’ equity	348,034	333,023

Total liabilities and stockholders’ equity	$585,669	$586,944

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006 (1)	2007	2006 (1)
Revenues:
Subscription and maintenance	36,613	32,270	104,851	96,703
Services and other	38,951	41,363	121,299	126,903

Total revenues	75,564	73,633	226,150	223,606

Cost of revenues:
Subscription and maintenance	8,490	6,894	24,534	20,359
Services and other	28,490	33,341	88,016	98,703
Amortization of acquired technology and customer intangible assets	3,356	3,696	10,786	12,005

Total cost of revenues	40,336	43,931	123,336	131,067

Gross profit	35,228	29,702	102,814	92,539

Operating expenses:
Sales and marketing	23,389	23,518	69,461	58,601
Research and development	13,254	12,333	38,845	37,080
General and administrative	10,822	6,973	29,108	24,138
Other income—Softbank	(3,390)	(3,396)	(10,173)	(10,190)
Amortization of other intangible assets	101	200	425	600
Restructuring	(3,805)	24,376	(3,805)	25,379

Total operating expenses	40,371	64,004	123,861	135,608

Loss from operations	(5,143)	(34,302)	(21,047)	(43,069)
Interest and other income, net	3,456	3,138	11,462	5,974

Net loss before income taxes	(1,687)	(31,164)	(9,585)	(37,095)
Provision for income taxes	347	318	1,608	643

Net loss	$(2,034)	$(31,482)	$(11,193)	$(37,738)

Net loss per share—basic and diluted	$(0.03)	$(0.48)	$(0.16)	$(0.58)

Weighted average shares—basic and diluted	70,340	65,817	69,589	65,493

(1)	The Company has made certain reclassifications to prior year amounts to conform to the current year presentation, none of which affected net loss or net loss per share. See Note 1 of Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended June 30,
	2007	2006
Operating activities:
Net loss	$(11,193)	$(37,738)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Recovery of) provision for doubtful accounts	(285)	(158)
Depreciation	5,186	5,926
Amortization of intangible assets	11,211	12,605
Stock-based compensation	26,259	29,910
Restructuring	(3,805)	25,379
Realized gains—currency translation adjustment (Note 4)	(2,625)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,560)	7,033
Prepaid expenses and other assets	244	(2,594)
Accounts payable	177	1,876
Accrued compensation and related liabilities	(4,619)	(7,865)
Accrued liabilities	(3,323)	(4,200)
Deferred revenue	19,133	11,806
Deferred income—Softbank	(10,173)	(10,190)
Restructuring obligations	(13,662)	(13,108)

Net cash provided by operating activities	9,965	18,682

Investing activities:
Purchases of property and equipment	(5,153)	(4,239)
Purchases of marketable securities, net of sales	(37,929)	(7,549)
Allocation from restricted cash, net	1,830	1,425

Net cash used in investing activities	(41,252)	(10,363)

Financing activities:
Proceeds from issuance of common stock, net	4,309	5,059
Repurchase of common stock	(2,256)	(2,025)

Net cash provided by financing activities	2,053	3,034

Effect of foreign exchange rate changes on cash and cash equivalents	503	143

Net change in cash and cash equivalents	(28,731)	11,496
Cash and cash equivalents at beginning of period	51,997	60,909

Cash and cash equivalents at end of period	$23,266	$72,405

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

Reclassifications

The Company has made certain reclassifications to prior year amounts to conform to the current year presentation, none of which affected net loss or net loss per share. Specifically, given the Company’s shift to an on-demand model and the declining amount of perpetual software revenues, the Company reclassified $651,000 and $5.4 million of license revenues in the three months ended June 30, 2006 to subscription and maintenance revenues (term component) and services and other revenues (perpetual component), respectively, and $2.7 million and $16.1 million in the nine months ended June 30, 2006, respectively. The Company reclassified $306,000 and $1.4 million of cost of revenues—license in the three and nine months ended June 30, 2006 to cost of revenues—services and other, respectively. The Company also reclassified $1.2 million and $3.1 million of compensation and benefits associated with certain employees from cost of revenues—subscription and maintenance in the three and nine months ended June 30, 2006 to sales and marketing, respectively. The following table reflects the effect of all of these reclassifications for the three and nine months ended June 30, 2006 (in thousands):

	Three Months Ended June 30, 2006		Nine Months Ended June 30, 2006
	As Previously Reported	As Reclassified	As Previously Reported	As Reclassified
Revenues—license	$6,075	$—	$18,832	$—
Revenues—subscription and maintenance	$31,619	$32,270	$94,008	$96,703
Revenues—services and other	$35,939	$41,363	$110,766	$126,903
Cost of revenues—license	$306	$—	$1,373	$—
Cost of revenues—subscription and maintenance	$8,082	$6,894	$23,491	$20,359
Cost of revenues—services and other	$33,035	$33,341	$97,330	$98,703
Sales and marketing	$22,330	$23,518	$55,469	$58,601

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

No customer accounted for more than 10% of total revenues for the three and nine months ended June 30, 2007 and 2006. In addition, no customer accounted for more than 10% of net accounts receivable as of June 30, 2007. One customer accounted for more than 10% of net accounts receivable as of September 30, 2006, the Company’s most recent fiscal year end.

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

Revenue Recognition

Substantially all of the Company’s revenues are derived from two sources: (i) providing software solutions on either a standalone or on-demand hosted basis and associated technical support and product updates, otherwise known as subscription and maintenance; and (ii) providing services, including implementation services, consulting services, managed services, training, education, premium support and other miscellaneous services. The significant majority of the Company’s standard end user license agreements provide for use of the Company’s software under a time-based license based on the number of users or other usage criteria. The Company licenses its software in multiple element arrangements in which the customer typically purchases a combination of some or all of the following: (i) software solutions, either on a standalone or on-demand hosted basis; (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for hosting, technical support and unspecified product updates typically over a period of one year or over the term of the license; and (iii) a services arrangement, on either a fixed fee for access to specific services over time or a time and materials basis.

The Company licenses its products through its direct sales force and indirectly through resellers. Sales made through resellers are recognized at the time that the Company has received persuasive evidence of an end user customer. The license agreements for the Company’s products generally do not provide for a right of return, and historically product returns have not been significant. The Company does not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancel have expired. Direct sales force commissions are accounted for as sales and marketing expense at the time of sale, when the liability is incurred and is reasonably estimable.

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables, and Emerging Issues Task Force (“EITF”) 00-3, Application of AICPA Statement of Position (“SOP”) 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and collectibility is probable. If fees are not “fixed or determinable”, revenue is recognized when fees are due and payable. If collectibility is not considered probable at the inception of the arrangement, the Company does not recognize revenue until the fee is collected.

The Company allocates revenue to each element in a multiple element arrangement based on its respective fair value. The Company’s determination of the fair value of each element in a multiple element arrangement accounted for under SOP 97-2 is based on vendor-specific objective evidence of fair value (VSOE), which is limited to the price when sold separately. VSOE or other methods of determining fair value that are allowable under EITF 00-21 are utilized for multiple element arrangements that are not subject to SOP 97-2.

Revenue from software solutions, hosting and sourcing solutions services is primarily recognized ratably over the term of the arrangement, commencing with the initial customer access date. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year). Revenue allocated to software solutions implementation, process improvement, training and other services is recognized as the services are performed or as milestones are achieved or if bundled with a subscription or time-based arrangement or in circumstances where fair value cannot be established for undelivered service elements, is recognized, ratably over the term of the access agreement.

Certain of the Company’s contracts include performance incentive payments based on market volume and/or savings generated, as defined in the respective contracts. Revenue from such arrangements is recognized when those thresholds are achieved.

When revenue associated with multiple element arrangements is recognized and more than one element in an arrangement does not have fair value, the Company first allocates revenue on the statement of operations to those elements for which evidence of fair value is available.

In circumstances where the Company provides consulting services that are considered essential to the functionality of the software solutions, both the software solution revenue and service revenue are recognized under contract accounting in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues from these arrangements are recognized under the lesser of percentage of completion method based on the ratio of direct labor hours incurred to date to total projected labor hours or ratable over the term of the license.

Deferred revenue includes amounts received from customers for which revenue has not been recognized, and generally results from deferred subscription, maintenance and support, hosting, consulting or training services not yet rendered and license revenue deferred until all requirements under EITF 00-21 or SOP 97-2 are met. Deferred revenue is recognized as revenue upon delivery of the Company’s product, as services are rendered, or as other requirements under SAB 104, EITF 00-21 or SOP 97-2 are satisfied. Deferred revenue excludes contract amounts for which payment has yet to be collected. Likewise, accounts receivable excludes amounts due from customers for which revenue has been deferred.

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

The Company granted 8,600 options in the nine months ended June 30, 2006. The fair value of options granted were estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions: expected life of 2.8 years, risk-free interest rate of 4.25%, volatility of 83% and dividend yield of 0%.

The Company modified the terms of its employee stock purchase plan in August 2006 to eliminate the option component associated with the plan. The fair value of the option component of the employee purchase plan shares purchased prior to August 2006 was estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted-average assumptions were used in each quarter of fiscal 2006: expected life of 1.25 years, risk-free interest rate of 4.34%, volatility of 51% and dividend yield of 0%.

During the nine months ended June 30, 2007, the Company accelerated approximately 259,000 unvested stock options, which resulted in approximately $1.0 million of compensation cost. During the three months ended June 30, 2007 and 2006, the Company recorded $170,000 and $2.6 million, respectively, of stock-based compensation expense associated with employee and director stock options and employee stock purchase plan programs. During the nine months ended June 30, 2007 and 2006, the Company recorded $2.3 million and $7.1 million, respectively, of stock-based compensation expense associated with employee and director stock options and employee stock purchase plan programs.

During the three months ended June 30, 2007 and 2006, the Company granted 175,000 shares and 333,000 shares, respectively, of restricted common stock to certain employees with a fair value of $1.7 million and $2.9 million, respectively. During the nine months ended June 30, 2007 and 2006, the Company granted 1.8 million and 3.0 million shares, respectively, of restricted common stock to certain employees with a fair value of $16.0 million and $27.1 million, respectively. These amounts will be amortized in accordance with FASB Interpretation No. 28 (“FIN 28”), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the individual restricted common stock grants, which are three years. During the nine months ended June 30, 2007, the Company also granted 980,000 shares of restricted common stock to executive officers and certain key employees with a fair value of $7.5 million whose vesting is contingent upon meeting a performance milestone related to subscription software revenues and is being amortized over the performance period. The fair value of each restricted share granted was calculated based on the closing stock price on the date of grant and assumes that the performance objective milestone will be achieved. If the performance objective is not achieved, any previously recognized compensation cost will be reversed. During the three months ended June 30, 2007 and 2006, the Company recorded $7.4 million and $8.7 million, respectively, of stock-based compensation expense associated with restricted stock grants. During the nine months ended June 30, 2007 and 2006, the Company recorded $22.0 million and $22.8 million, respectively, of stock-based compensation expense associated with restricted stock grants. As of June 30, 2007, there was $28.4 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan in the form of common stock with a value of $663,000 and $2.0 million in the three and nine months ended June 30, 2007, respectively.

Total stock-based compensation expense of $8.2 million and $11.4 million was recorded in the three months ended June 30, 2007 and 2006, respectively, and $26.3 million and $29.9 million was recorded in the nine months ended June 30, 2007 and 2006, respectively, to various operating expense categories as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Cost of revenues—subscription and maintenance	$531	$662	$1,578	$1,661
Cost of revenues—services and other	1,775	2,642	5,722	6,754
Sales and marketing	2,550	3,950	8,657	10,013
Research and development	1,365	1,750	4,066	4,925
General and administrative	1,991	2,427	6,236	6,557

Total	$8,212	$11,431	$26,259	$29,910

Note 2—Other Intangible Assets

The table below reflects balances related to other intangible assets as of June 30, 2007 and September 30, 2006 (in thousands):

	Useful Life	June 30, 2007			September 30, 2006
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	18 to 36 months	$10,400	$(10,400)	$—	$10,400	$(9,515)	$885
Order backlog	6 months	100	(100)	—	100	(100)	—
Trade name/trademark	60 months	1,800	(1,120)	680	1,800	(847)	953
Excess fair value of Visteon in-place contract over current fair value	10 months	1,894	(1,894)	—	1,894	(1,894)	—
Visteon contract and related customer relationship	48 months	3,206	(2,405)	801	3,206	(1,803)	1,403
Other contracts and related customer relationships	48 months	51,081	(38,713)	12,368	51,081	(29,262)	21,819

Total		$68,481	$(54,632)	$13,849	$68,481	$(43,421)	$25,060

Amortization of other intangible assets for the three and nine months ended June 30, 2007 totaled $3.5 million and $11.2 million, respectively. Of these amounts, amortization of $3.4 million and $10.8 million was recorded as cost of revenues in the three and nine months ended June 30, 2007, respectively, related to the Visteon contract and related customer relationship, other contracts and related customer relationships and existing software technology. Amortization of $101,000 and $425,000 was recorded as operating expense in the three and nine months ended June 30, 2007, respectively, related to trade name/trademark and other contracts and related customer relationships.

Amortization of other intangible assets for the three and nine months ended June 30, 2006 totaled $3.9 million and $12.6 million, respectively. Of these amounts, amortization of $3.7 million and $12.0 million was recorded as cost of revenues in the three and nine months ended June 30, 2006, respectively, related to the Visteon contract and related customer relationship, other contracts and related customer relationships and existing software technology Amortization of $200,000 and $600,000 was recorded as operating expense in the three and nine months ended June 30, 2006, respectively, related to trade name/trademark and other contracts and related customer relationships.

Note 3—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 191,000 square feet in this facility. As of June 30, 2007, the Company had subleases for two and one-half buildings, totaling approximately 442,600 square feet, to third parties. These subleases expire in July 2007, August 2008 and January 2013. After giving effect to the expiration of the sublease agreement in July 2007 and the amendment of another sublease agreement executed in June 2007 (see discussion under “lease abandonment and leasehold impairment costs” below), the Company has subleases for two buildings, totaling approximately 356,000 square feet to third parties. The remaining 169,000 square feet is available for sublease. Minimum monthly lease payments are approximately $3.1 million and escalate annually, with the total future minimum lease payments amounting to $226.2 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit backed by cash equivalents, totaling $29.3 million as of June 30, 2007, as a form of security through fiscal year 2013. Also, the Company is required by other agreements to hold an additional $680,000 of standby letters of credit, which are cash collateralized. These instruments are issued by the Company’s banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $30.0 million is classified as restricted cash on the Company’s consolidated balance sheet as of June 30, 2007.

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

The Company leases certain equipment, software and its facilities under various noncancelable operating leases with various expiration dates through 2013. Rental expense was $8.1 million and $8.2 million for the three months ended June 30, 2007 and 2006, respectively, and $24.4 million and $25.2 million for the nine months ended June 30, 2007 and 2006, respectively. This expense was reduced by sublease income of $4.1 million and $4.3 million for the three months ended June 30, 2007 and 2006, respectively, and $12.1 million and $12.9 million for the nine months ended June 30, 2007 and 2006, respectively.

The following table summarizes future minimum lease payments and sublease income under noncancelable operating leases as of June 30, 2007 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income
2007	$10,885	$2,309
2008	43,526	7,950
2009	43,717	7,227
2010	44,578	7,591
2011	45,307	7,957
Thereafter	74,852	11,050

Total	$262,865	$44,084

Of the total operating lease commitments noted above, $104.2 million is for occupied properties and $158.7 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring obligations

The following table details accrued restructuring obligations and related activity through June 30, 2007 (in thousands):

	Severance and benefits	Lease abandonment costs	Total restructuring costs
Accrued restructuring obligations as of October 1, 2005	$1,684	$84,816	$86,500
Cash paid	(1,915)	(15,140)	(17,055)
Total charge to operating expense	273	26,048	26,321
Purchase accounting adjustment	—	(472)	(472)

Accrued restructuring obligations as of September 30, 2006	42	95,252	95,294
Cash paid	(42)	(13,620)	(13,662)
Total benefit to operating expense	—	(3,805)	(3,805)
Reclassification to deferred rent obligations	—	(901)	(901)

Accrued restructuring obligations as of June 30, 2007	$—	$76,926	76,926

Less: current portion			19,926

Accrued restructuring obligations, less current portion			$57,000

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. During the nine months ended June 30, 2006, $273,000 of severance and benefits was recorded due to the continued reduction of the Company’s workforce, primarily to better align its expenses with its revenue levels and to enable the Company to invest in certain growth initiatives.

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Sunnyvale, California and Pittsburgh, Pennsylvania.

In June 2007, the Company entered into an amendment with Juniper Networks, Inc. (“Juniper”), the successor in interest to NetScreen Technologies, Inc. (“NetScreen”) to the sublease dated as of October 18, 2002 between the Company and NetScreen. Pursuant to the amendment, Juniper agreed to renew its sublease of approximately 177,000 square feet of space at the Company’s Sunnyvale, California headquarters through January 2013. In addition, Juniper agreed, effective no later than December 1, 2007, to lease approximately 89,000 square feet of additional space at the Company’s Sunnyvale, California headquarters through January 2013. The Company’s Chief Executive Officer, Robert Calderoni, is also on the Board of Directors of Juniper and he abstained from voting on Ariba’s Board of Directors approval of the lease agreement. Also in June 2007, the Company revised its estimates for rental rate projections and sub-lease commencement dates to reflect current market conditions primarily in the Northern California real estate market. The impact of the execution of the amendment to the sublease agreement with Juniper was a benefit to operations of approximately $7.0 million and the impact of the revised estimated rental rate projections and sub-lease commencement dates was a charge to operations of $3.2 million, resulting in a net benefit to operations of $3.8 million in the three months ended June 30, 2007.

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

In the three months ended June 30, 2006, the Company revised its estimates for sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market and sublease commencement dates, resulting in a charge of $24.4 million. The remaining charge of $730,000 in the nine months ended June 30, 2006 was for an adjustment to the Company’s restructuring obligation related to a prior period. The cumulative understatement of expenses for periods prior to the three months ended June 30, 2006 was approximately $730,000. The Company concluded that the effect of the adjustment was not material to the current or any relevant prior period. During the nine months ended June 30, 2006, the Company also recorded a $472,000 decrease to the restructuring obligation due to the assignment of a lease of an excess legacy FreeMarkets facility. The reversal of the remaining obligation related to this facility has been recorded as a decrease to goodwill.

Total lease abandonment costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. As of June 30, 2007, $76.9 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013. The Company’s lease abandonment accrual is net of $73.3 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $44.1 million as of June 30, 2007, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at June 30, 2007, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the Company’s Sunnyvale, California headquarters by approximately $3.1 million as of June 30, 2007.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of June 30, 2007.

Litigation

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to the Company’s and FreeMarkets’ initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against the Company and FreeMarkets, Inc. (“FreeMarkets”), and against certain of the two companies’ former officers and directors. These complaints were later consolidated into single class action proceedings related to each IPO. In June 2003, a proposed settlement was reached between plaintiffs and the Company and FreeMarkets (the individual defendants having been previously dismissed). The Company merged with FreeMarkets in July 2004. In June 2005, the underwriters filed an appeal of the District Court’s order granting class certification in the consolidated action. On December 5, 2006, the Court of Appeals issued an opinion, reversing the District Court’s order granting class certification and finding that plaintiffs cannot satisfy certain elements required for class actions. In light of the Court of Appeals’ decision, the District Court has held several conferences with the parties to discuss how the litigation will proceed. During a conference on May 30, 2007, plaintiffs orally moved for class certification based on two new proposed classes. Plaintiffs’ deadline to file their opening brief on the motion to certify the classes is September 27, 2007. On June 25, 2007, the District Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. The plaintiffs have indicated that they will seek to amend their allegations and file amended complaints. The parties are currently discussing further discovery that the plaintiffs seek from the underwriters and the issuers. As of June 30, 2007, no amount is accrued as a loss is not considered probable or estimable.

Litigation Relating to Alleged Patent Infringement Disclosures Involving the Company’s Chairman and Chief Executive Officer and Former President and Director

On October 31, 2005, a purported class action, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, was filed in the United States District Court for the Eastern District of Virginia against the Company’s Chairman and Chief Executive Officer and a former president and director of the Company. That case was transferred to the United States District Court for the Northern District of California and an Amended Complaint was filed on November 30, 2006, adding the Company as a defendant. The action is brought on behalf of stockholders who purchased the Company’s stock from June 10, 2003 to February 7, 2005. A second amended complaint was filed on May 18, 2007. It alleges that the defendants artificially inflated the Company’s stock price between those dates by failing to disclose, in public statements that the Company made about its products, market position and performance, that some of those products allegedly infringed patents belonging to a third party. The defendants filed a motion to dismiss plaintiff’s second amended complaint on July 20, 2007. As of June 30, 2007, no amount is accrued as a loss is not considered probable or estimable.

Patent Litigation

In October 2006, after an unsuccessful attempt to resolve the matter by negotiation, the Company was sued by Sky Technologies, Inc (“Sky”) for patent infringement in the United States District Court for the District of Massachusetts. The Complaint (which has been amended twice to add additional patents) does not specify which products are accused or what damages are claimed. Sky has served subsequent pleadings in the case contending that the Ariba Dynamic Trade and Ariba Sourcing software products (whether hosted by Ariba for specific customers or distributed to customers for installation at their sites), as well as certain other Ariba software products when used together with Ariba Sourcing software, infringe certain claims of two of the U.S. patents owned by Sky. Sky seeks economic relief in the form of a royalty on Ariba's sale of the accused products, other Ariba software products, and sourcing services, enhancement of damages, an attorneys fee award and an injunction against further infringement. The total amount of the royalty now claimed by Sky before interest, enhancement or attorneys fees is approximately $30.8 million. The current action has been set for trial commencing on December 3, 2007. Sky previously sought to add additional claims under a certificate of correction for the third patent in suit, but on June 7, 2007 the court denied its request to amend its pleading. Sky might seek to add those claims or other claims under other patents against Ariba in a different proceeding in the future. As of June 30, 2007, no amount is accrued as a loss is not considered probable or estimable.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding as of June 30, 2007.

Note 4—Stockholders’ Equity

Stock-Based Compensation Plans

A summary of the activity related to the Company’s restricted common stock is presented below for the nine months ended June 30, 2007:

	Nine Months Ended June 30, 2007
	Number of Shares	Weighted- Average Fair Value
Nonvested at beginning of period	7,543,632	$7.98
Granted	2,757,929	$8.53
Vested	(1,805,429)	$9.71
Forfeited	(431,622)	$6.86

Nonvested at end of period	8,064,510	$7.85

The fair value of stock awards vested was $1.8 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively and $16.0 million and $6.2 million for the nine months ended June 30, 2007 and 2006, respectively.

A summary of the activity related to the Company’s stock options is presented below:

	Nine Months Ended June 30, 2007
	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	1,946,852	$11.95
Granted	—	$—
Exercised	(453,140)	$5.27
Forfeited	(154,221)	$26.05

Outstanding at end of period	1,339,491	$12.58	$3,274,000

Exercisable at end of period	1,339,491	$12.58	$3,274,000

The weighted-average grant date fair value of options granted during the nine months ended June 30, 2006 was $4.30. The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $149,000 and $17,000, respectively, and $1.7 million and $520,000 during the nine months ended June 30, 2007 and 2006, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company’s stock.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three and nine months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(2,034)	$(31,482)	$(11,193)	$(37,738)
Unrealized gain on securities	—	308	—	435
Foreign currency translation adjustments	187	314	517	163
Cash flow hedge gains (losses)	—	27	—	(14)

Comprehensive loss	$(1,847)	$(30,833)	$(10,676)	$(37,154)

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive income as of June 30, 2007 and September 30, 2006 are as follows (in thousands):

	June 30, 2007	September 30, 2006
Foreign currency translation adjustments	$1,367	$3,738
Cash flow hedge loss	—	(263)

Accumulated other comprehensive income	$1,367	$3,475

In January 2005, the Company hedged anticipated cash flows from Ariba Korea. Ltd. (“Ariba Korea”) using foreign currency forward contracts (Korean Won) to offset the translation and economic exposures related to those cash flows. The Korean Won hedge minimized currency risk arising from cash held in Korean Won as a result of the Softbank Corp. settlement in October 2004. The change in fair value of the Korean Won forward contract attributable to the changes in forward exchange rates (the effective portion) was reported in stockholders’ equity prior to the three months ended March 31, 2007. In the nine months June 30, 2007, the Company recorded a net realized gain of $2.2 million associated with the repatriation of cash from Ariba Korea and liquidation of the Ariba Korea entity, which is comprised of a $2.5 million gain from foreign currency translation adjustments and a $285,000 realized loss on the Korean Won cash flow hedge.

In the three months ended June 30, 2007, the Company substantially liquidated FreeMarkets s.a./n.v., a former Belgium FreeMarkets entity, resulting in a $425,000 realized gain from currency translation adjustments.

Note 5—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(2,034)	$(31,482)	$(11,193)	$(37,738)

Weighted-average common shares outstanding	78,456	74,561	77,326	73,306
Less: Weighted-average common shares subject to repurchase	(8,116)	(8,744)	(7,737)	(7,813)

Weighted-average common shares—basic and diluted	70,340	65,817	69,589	65,493

Net loss per common share—basic and diluted	$(0.03)	$(0.48)	$(0.16)	$(0.58)

For the three months ended June 30, 2007 and 2006, 586,000 and 1.1 million weighted-average potential common shares, respectively, consisting almost entirely of outstanding options, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive. For the nine months ended June 30, 2007 and 2006, 681,000 and 1.2 million weighted-average potential common shares, respectively, consisting almost entirely of outstanding options, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

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

The Company has three geographic operating segments: North America, Europe Middle-East and Africa (“EMEA”) and Asia-Pacific (“APAC”). The segments are determined in accordance with how the chief decision maker views and evaluates the Company’s business and based on the aggregation criteria as outlined in SFAS No. 131. Future changes to this organizational structure or the business may result in changes to the reportable segments disclosed. The Company markets its products in the United States and in foreign countries through its direct sales force and indirect sales channels.

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

Segment contribution margin includes all geographic segment revenues less the related cost of sales, direct sales and marketing expenses and regional general and administrative expenses. A significant portion of each segment’s expenses arise from shared services and infrastructure that the Company has historically allocated to the segments. These expenses include information technology services, facilities and other infrastructure costs and are generally allocated based upon headcount.

Financial information for each reportable segment was as follows for the three and nine months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenue
—North America	$46,065	$45,188	$139,302	$134,580
—EMEA	15,790	15,781	48,559	50,907
—APAC	5,937	5,573	16,778	17,622
—Corporate revenue	7,772	7,091	21,511	20,497

Total revenue	$75,564	$73,633	$226,150	$223,606

Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Certain revenue items are not allocated to segments because they are separately managed at the corporate level. These items include Ariba Managed Procurement Services, expense reimbursement and other miscellaneous items.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Contribution margin
—North America	$18,498	$16,860	$56,322	$51,735
—EMEA	3,700	4,005	13,077	14,924
—APAC	1,073	(6)	1,603	1,451

Total segment contribution margin	$23,271	$20,859	$71,002	$68,110

Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include marketing costs other than direct sales and marketing, research and development costs, corporate general and administrative costs, such as legal and accounting, amortization of purchased intangibles, other income—Softbank, restructuring costs, interest and other income, net and provision for income taxes.

The reconciliation of segment information to the Company’s net loss before income taxes was as follows for the three and nine months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Segment contribution margin	$23,271	$20,859	$71,002	$68,110
Corporate revenue	7,772	7,091	21,511	20,497
Corporate costs, such as research and development, corporate general and administrative and other	(39,924)	(37,376)	(116,327)	(103,882)
Amortization of acquired technology and customer intangible assets	(3,356)	(3,696)	(10,786)	(12,005)
Other income—Softbank	3,390	3,396	10,173	10,190
Amortization of other intangibles	(101)	(200)	(425)	(600)
Restructuring	3,805	(24,376)	3,805	(25,379)
Interest and other income, net	3,456	3,138	11,462	5,974

Loss before income taxes	$(1,687)	$(31,164)	$(9,585)	$(37,095)

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Subscription revenues	$18,020	$13,978	$48,851	$40,479
Maintenance revenues	18,593	18,292	56,000	56,224
Services and other revenues	38,951	41,363	121,299	126,903

Total	$75,564	$73,633	$226,150	$223,606

Information regarding long-lived assets in geographic areas are as follows (in thousands):

	June 30, 2007	September 30, 2006
Long-Lived Assets:
United States	$17,708	$17,901
International	2,089	1,929

Total	$19,797	$19,830

Note 7—Other Income—Softbank

In June 2003, the Company commenced an arbitration proceeding against Softbank for failing to meet its contractual revenue commitments. In October 2004, the Company entered into a definitive agreement with Softbank settling their dispute. A total of $37.0 million was recorded as “Deferred income—Softbank” in connection with the settlement. As the Company was unable to determine the respective fair value of the amounts that related to Softbank’s software license, related maintenance and the Company’s prior agreements with Softbank, the $37.0 million will be recognized ratably as “Other income—Softbank” over the three-year software license term ending in October 2007. The Company also made a provision for taxes of $4.8 million in the three months ended December 31, 2004 as a result of the settlement. The Company recorded $3.4 million in income related to the Softbank agreement in each of the three months ended June 30, 2007 and 2006 and $10.2 million in each of the nine months ended June 30, 2007 and 2006. As of June 30, 2007 and September 30, 2006, deferred income related to the Softbank settlement was $4.0 million and $14.1 million, respectively.

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

These different revenue streams also carry different gross margins. Revenue from subscription and maintenance fees tends to be higher-margin revenue with gross margins typically around 75%. Subscription and maintenance fees are generally based on software products developed by us, which carry minimal marginal cost to reproduce and sell. Revenue from labor-intensive services and other fees tends to be lower-margin revenue, with gross margins typically in the 20% to 30% range. Our overall gross margins could fluctuate from period to period depending upon the mix of revenue.

Overview of Quarter Ended June 30, 2007

Overall, our revenues increased from $73.6 million in the three months ended June 30, 2006 to $75.6 million in the three months ended June 30, 2007, primarily due to an increase in subscription revenues of $4.0 million or 29%. Subscription revenues were $18.0 million in the three months ended June 30, 2007, as compared to $14.0 million in the three months ended June 30, 2006. This is primarily due to an overall shift over time from predominantly perpetual licenses, with upfront revenue recognition, to more subscription licenses, with revenue recognition spread out over time. This increase in subscription revenues was partially offset by a decline in services revenues of $2.4 million or 6% primarily due to reduced perpetual license revenues in the three months ended June 30, 2007. Finally, maintenance revenues of $18.6 million were relatively consistent with the three months ended June 30, 2006.

Operating expenses decreased to $40.4 million in the three months ended June 30, 2007 compared to $64.0 million in the three months ended June 30, 2006. The decrease in operating expenses is primarily attributable to a decrease in net restructuring costs of $28.2 million from the $24.4 million charge in the three months ended June 30, 2006 to the $3.8 million benefit recorded in the three months ended June 30, 2006 resulting from our execution of a sublease agreement in June 2007 and revisions of our estimates in the Northern California real estate market in fiscal years 2007 and 2006. The decrease in operating expenses in the three months ended

June 30, 2007 was partially offset by an increase in legal expenses of $2.6 million associated with litigation costs. In sum, our total net expenses, including cost of revenues and other items, decreased to $77.6 million compared to $105.1 million in the three months ended June 30, 2006, which caused a net loss for the three months ended June 30, 2007 of $2.0 million compared to $31.5 million in the three months ended June 30, 2006.

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

We believe that key risks to our revenues in fiscal year 2007 include: our ability to manage the shift from selling perpetual license software to on-demand subscription solutions; our ability to introduce additional on-demand versions of our products in fiscal year 2007; our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance, subscription services; the impact of transitioning managed procurement customers to subscription software customers; our ability to generate organic growth; our deferral of services revenues as a result of including software implementation and other services as part of a sale with our subscription software solutions; the market acceptance of spend management solutions as a standalone market category; the overall level of information technology spending; and potential declines in average selling prices. We believe that key risks to our future operating profitability include: our ability to maintain or grow our revenues; our ability to maintain adequate utilization of our services organization; and the potential adverse impacts resulting from legal proceedings. Our prospects must be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in new and rapidly evolving markets and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Subscription and maintenance	$36,613	$32,270	$104,851	$96,703
Services and other	38,951	41,363	121,299	126,903

Total revenues	75,564	73,633	226,150	223,606

Cost of revenues:
Subscription and maintenance	8,490	6,894	24,534	20,359
Services and other	28,490	33,341	88,016	98,703
Amortization of acquired technology and customer intangible assets	3,356	3,696	10,786	12,005

Total cost of revenues	40,336	43,931	123,336	131,067

Gross profit	35,228	29,702	102,814	92,539

Operating expenses:
Sales and marketing	23,389	23,518	69,461	58,601
Research and development	13,254	12,333	38,845	37,080
General and administrative	10,822	6,973	29,108	24,138
Other income—Softbank	(3,390)	(3,396)	(10,173)	(10,190)
Amortization of other intangible assets	101	200	425	600
Restructuring	(3,805)	24,376	(3,805)	25,379

Total operating expenses	40,371	64,004	123,861	135,608

Loss from operations	(5,143)	(34,302)	(21,047)	(43,069)
Interest and other income, net	3,456	3,138	11,462	5,974

Net loss before income taxes	(1,687)	(31,164)	(9,585)	(37,095)
Provision for income taxes	347	318	1,608	643

Net loss	$(2,034)	$(31,482)	$(11,193)	$(37,738)

Comparison of the Three and Nine Months Ended June 30, 2007 and 2006

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

Subscription and maintenance

Subscription and maintenance revenues for the three months ended June 30, 2007 were $36.6 million, a 13% increase from the $32.3 million recorded in the three months ended June 30, 2006. Subscription revenues for the three months ended June 30, 2007 were $18.0 million, a 29% increase from the $14.0 million recorded in the three months ended June 30, 2006. The increase of $4.0 million in subscription revenues was primarily due to growth in our on-demand software applications and the continued growth of Ariba Supplier Network revenues. Maintenance revenues for the three months ended June 30, 2007 were $18.6 million, a slight increase from the $18.3 million recorded in the three months ended June 30, 2006.

Subscription and maintenance revenues for the nine months ended June 30, 2007 were $104.9 million, an 8% increase from the $96.7 million recorded in the nine months ended June 30, 2006. Subscription revenues for the nine months ended June 30, 2007 were $48.9 million, a 21% increase from the $40.5 million recorded in the nine months ended June 30, 2006. The increase of $8.4 million in subscription revenues was primarily due to growth in our on-demand software applications the continued growth of Ariba Supplier Network revenues. Maintenance revenues for the nine months ended June 30, 2007 were $56.0 million, a slight decrease from the $56.2 million recorded in the nine months ended June 30, 2006. We anticipate that subscription revenues will increase in fiscal year 2007 compared to fiscal year 2006, partially offset by modest declines of maintenance revenues in fiscal year 2007.

Services and other

Services and other revenues for the three months ended June 30, 2007 were $39.0 million, a 6% decrease from the $41.4 million recorded in the three months ended June 30, 2006. The decrease of $2.4 million in services and other revenues is primarily attributed to a decrease in perpetual license revenues of $2.7 million in the three months ended June 30, 2007 primarily due to a shift from perpetual license sales to more subscription and hosted term license software sales.

Services and other revenues for the nine months ended June 30, 2007 were $121.3 million, a 4% decrease from the $126.9 million recorded in the nine months ended June 30, 2006. The decrease of $5.6 million in services and other revenues is primarily attributed to a decrease in perpetual license revenues of $4.5 million in the nine months ended June 30, 2007 primarily due to a shift from perpetual license sales to more subscription and hosted term license software sales and to an increase of $1.1 million in the deferral of consulting services revenues in the nine months ended June 30, 2007 due to such services being bundled with other products or services without evidence of fair value. We anticipate that services and other revenues will decrease in fiscal year 2007 compared to fiscal year 2006 due to a decrease in perpetual license revenues partially offset by an increase in managed procurement services which we anticipate will decline the three months ended September 30, 2007 due to the transition of managed procurement customers to subscription software customers.

Cost of Revenues

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for hosting services and technical support, including stock compensation costs and facilities and equipment costs. Cost of subscription and maintenance revenues for the three months ended June 30, 2007 was $8.5 million, a 23% increase over the $6.9 million recorded in the three months ended June 30, 2006. This increase is primarily the result of an increase in hosted support costs associated with the overall 29% increase in subscription revenues in the three months ended June 30, 2007.

Cost of subscription and maintenance revenues for the nine months ended June 30, 2007 was $24.5 million, a 21% increase over the $20.4 million recorded in the nine months ended June 30, 2006. This increase is primarily the result of an increase in hosted support costs associated with the overall 21% increase in subscription revenues in the nine months ended June 30, 2007.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues for the three months ended June 30, 2007 was $28.5 million, a 15% decrease from the $33.3 million recorded in the three months ended June 30, 2006. This decrease is primarily due to the following: (1) decreased compensation and benefits expense and travel expense of $1.4 million and $751,000, respectively, due to a slight decrease in average headcount due to our re-allocation of services personnel to sales efforts in fiscal year 2007 in managing our transition to an on-demand model; (2) decreased overhead costs of $1.2 million associated with the slight decrease in average headcount, a decrease in depreciation expense as assets reach the end of their estimated useful lives and a slight decrease in rent expense; and (3) decreased stock-based compensation of $867,000 primarily due to a change in the terms of the employee stock purchase plan in August 2006 whereby the option component of the plan was eliminated (See Note 1) and a decrease in stock-based compensation expense related to restricted stock grants.

Cost of services and other revenues for the nine months ended June 30, 2007 was $88.0 million, an 11% decrease from the $98.7 million recorded in the nine months ended June 30, 2006. This decrease is primarily due to the following; (1) decreased compensation and benefits expense and travel expense of $1.8 million and $1.7 million, respectively, due to a decrease in average headcount resulting from our re-allocation of services personnel to sales efforts in fiscal year 2007 in managing our transition to an on-demand model; (2) decreased overhead costs of $4.1 million associated with the decrease in average headcount, a decrease in depreciation expense as assets reach the end of their estimated useful lives and a slight decrease in rent expense; (3) decreased temporary and contract labor costs primarily due to cost cutting efforts initiated in the current year; and (4) decreased stock-based compensation of $1.0 million primarily due to a change in the terms of the employee stock purchase plan in August 2006 whereby the option component of the plan was eliminated (See Note 1) and a decrease in stock-based compensation expense related to restricted stock grants.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of the costs allocated to technology and customer relationships in our fiscal year 2004 business combinations with Alliente, Softface and FreeMarkets. This expense amounted to $3.4 million and $3.7 million in the three months ended June 30, 2007 and 2006, respectively, and $10.8 million and $12.0 in the nine months ended June 30, 2007 and 2006, respectively. The decrease in the three and nine months ended June 30, 2007 is primarily attributable to assets reaching the end of their estimated useful lives.

Gross profit

Our gross profit as a percentage of revenues for the three months ended June 30, 2007 was 47% compared to 40% for the three months ended June 30, 2006 and was 45% in the nine months ended June 30, 2007 compared to 41% for the nine months ended June 30, 2006. The increase in gross profit as a percentage of revenues was primarily due to an increase in services and other gross profit as a percentage of services and other revenues due to operational improvement in consulting and managed services. Our gross profit of services and other as a percentage of services and other revenues for the three months ended June 30, 2007 was 27% compared to 19% for the three months ended June 30, 2006 and for the nine months ended June 30, 2007 was 27% compared to 22% for the nine months ended June 30, 2006.

Operating Expenses

Sales and marketing

Sales and marketing includes costs associated with our sales, marketing and product marketing personnel, and consists primarily of compensation and benefits, commissions and bonuses, stock compensation, promotional and advertising and travel and entertainment expenses related to these personnel, as well as the provision for doubtful accounts. Sales and marketing expenses for the three months ended June 30, 2007 were $23.4 million, relatively consistent with the $23.5 million recorded in the three months ended June 30, 2006, reflecting the following: (1) increased sales commissions of $1.0 million primarily associated with sales commission reversals of $713,000 in the three months ended June 30, 2006; and (2) increased compensation and benefits expense of $1.6 million associated with a 19% increase in average sales and marketing headcount in supporting our transition to an on-demand model. These increases were offset by a decrease in stock-based compensation expense of $1.4 million primarily due to a change in the terms of the employee stock purchase plan in August 2006 whereby the option component of the plan was eliminated (See Note 1) and a decrease in stock-based compensation expense related to restricted stock grants. The increases were also offset by a decrease in marketing expense of $1.3 million due to reduced expenses associated with our annual 2007 Ariba Live marketing event as compared to our 2006 Ariba Live marketing event.

Sales and marketing expenses for the nine months ended June 30, 2007 were $69.5 million, a 19% increase from the $58.6 million recorded in the nine months ended June 30, 2006. This increase is primarily due to the following: (1) a $4.9 million insurance reimbursement in the nine months ended June 30, 2006 related to litigation expenses which had previously been charged to sales and marketing; (2) increased sales commissions of $4.6 million primarily associated with sales commission reversals of $4.3 million in the nine months ended June 30, 2006; and (3) increased compensation and benefits expense of $4.7 million associated with a 17% increase in average sales and marketing headcount in supporting our transition to an on-demand model. These increases were partially offset by a decrease in stock-based compensation expense of $1.4 million primarily due to a change in the terms of the employee stock purchase plan in August 2006 whereby the option component of the plan was eliminated (See Note 1) and a decrease in stock-based compensation expense related to restricted stock grants. We anticipate that sales and marketing expenses will increase as a percentage of revenues in the year ending September 30, 2007 compared to the year ended September 30, 2006 as we increase personnel to support our transition to an on-demand model and as a result of non-recurring contra expense items recorded in the year ended September 30, 2006, as noted above.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes employee compensation and benefits, stock compensation, consulting costs and the cost of software development tools and equipment. Research and development expenses for the three months ended June 30, 2007 were $13.3 million, a 7% increase from the $12.3 million recorded in the three months ended June 30, 2006. This increase is primarily attributable to an increase in compensation and benefits expense of $601,000 due to an 18% increase in average headcount and a $496,000 increase in consulting expense related to the continued development of our on-demand solutions in fiscal year 2007.

Research and development expenses for the nine months ended June 30, 2007 were $38.8 million, a 5% increase from the $37.1 million recorded in the nine months ended June 30, 2006. This increase is primarily attributable to an increase in compensation and benefits expense of $1.0 million or 5% due to a 15% increase in average headcount and a $587,000 in consulting expense related to the continued development of our on-demand solutions in fiscal year 2007.

General and administrative

General and administrative includes costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the three months ended June 30, 2007 were $10.8 million, a 55% increase from the $7.0 million recorded in the three months ended June 30, 2006. This increase is primarily due to an increase in intellectual property related legal expenses of $2.6 million associated with the patent infringement matter disclosed in Note 3 to Notes to Condensed Consolidated Financial Statements.

General and administrative expenses for the nine months ended June 30, 2007 were $29.1 million, a 21% increase from the $24.1 million recorded in the nine months ended June 30, 2006. This increase is primarily due to an increase in intellectual property related legal expenses of $3.6 million primarily associated with the patent infringement matter disclosed in Note 3 to Notes to Condensed Consolidated Financial Statements. We anticipate that general and administrative expenses will increase in the year ending September 30, 2007 compared to the year ended September 30, 2006 due to an increase in legal expenses in fiscal year 2007.

Other income—Softbank

During each of the three months ended June 30, 2007 and 2006, we recorded $3.4 million of income from the settlement with Softbank entered into in October 2004. During each of the nine months ended June 30, 2007 and 2006, we recorded $10.2 million of income from the settlement with Softbank. The $37.0 million of deferred income recorded upon the settlement with Softbank is being recognized into income, starting in January 2005, over the remaining term of the three-year license ending in October 2007. For further discussion, see Note 7 to the Condensed Consolidated Financial Statements.

Amortization of other intangible assets

Amortization of other intangible assets was $101,000 and $200,000 for the three months ended June 30, 2007 and 2006, respectively, and $425,000 and $600,000 for the nine months ended June 30, 2007 and 2006, respectively, which consisted of amortization of trademark intangible assets acquired from our merger with FreeMarkets and our acquisitions of Softface and Alliente. We anticipate amortization of other intangible assets will remain relatively consistent in the near term.

Restructuring

We recorded a net (benefit) charge to operations of $(3.8) million and $24.4 million during the three months ended June 30, 2007 and 2006, respectively, and $(3.8) million and $25.4 million during the nine months ended June 30, 2007 and 2006, respectively. In June 2007, we entered into an amendment with Juniper Networks, Inc. (“Juniper”), the successor in interest to NetScreen Technologies, Inc. (“NetScreen”) to the sublease dated as of October 18, 2002 between Ariba and NetScreen. Pursuant to the amendment, Juniper agreed to renew its sublease of approximately 177,000 square feet of space at our Sunnyvale, California headquarters through January 2013. In addition, Juniper agreed, effective no later than December 1, 2007, to lease approximately 89,000 square feet of additional space at our Sunnyvale, California headquarters through January 2013. Also in June 2007, we revised our estimates for rental rate projections and sub-lease commencement dates to reflect current market conditions primarily in the Northern California real estate market. The impact of the execution of the sublease agreement with Juniper was a benefit to operations of approximately $7.0 million and the impact of the revised estimated rental rate projections and sub-lease commencement dates was a charge to operations of $3.2 million, resulting in a net benefit to operations of $3.8 million in the three months ended June 30, 2007.

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

Interest and other income, net

Interest and other income, net for the three months ended June 30, 2007 was $3.5 million, compared to $3.1 million recorded in the three months ended June 30, 2006. The increase is primarily attributable to a net realized gain associated with currency translation adjustments of $425,000 due to the substantial liquidation of FreeMarkets s.a./n.v., the former FreeMarkets entity in Belgium, in the three months ended June 30, 2007.

Interest and other income, net for the nine months ended June 30, 2007 was $11.5 million, compared to $6.0 million recorded in the nine months ended June 30, 2006. The increase is primarily attributable to the following: (1) a net realized gain of $2.2 million associated with the repatriation of cash from Ariba Korea and the substantial liquidation of the entity in the nine months ended June 30, 2007; (2) an increase in interest income of $2.2 million due to an overall increase in the rate of return on marketable investments; and (3) a net realized gain associated with currency translation adjustments of $425,000 due to the substantial liquidation of FreeMarkets s.a./n.v., the former FreeMarkets entity in Belgium, in the three months ended June 30, 2007.

Provision for income taxes

Provision for income taxes for the three months ended June 30, 2007 was $347,000, compared to $318,000 in the three months ended June 30, 2006. Provision for income taxes for the nine months ended June 30, 2006 was $1.6 million, compared to $643,000 in the nine months ended June 30, 2006. The increase in the nine months ended June 30, 2007 is primarily attributable to an increase in foreign income taxes in the three and nine months ended June 30, 2007 related to a foreign subsidiary and an increase in withholding taxes associated with the repatriation of cash from Ariba Korea in the nine months ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2007, we had $148.0 million in cash, cash equivalents, marketable securities and long-term investments and $30.0 million in restricted cash, for total cash, cash equivalents, marketable securities, long-term investments and restricted cash of $178.0 million. Our working capital on June 30, 2007 was $59.8 million. All significant cash, cash equivalents, marketable securities and long-term investments are held in accounts in the United States. As of September 30, 2006, we had $138.8 million in cash, cash equivalents and marketable securities and $31.8 million in restricted cash, for total cash, cash equivalents, marketable securities and restricted cash of $170.6 million. Our working capital on September 30, 2006 was $58.5 million.

The increase in total cash, cash equivalents, marketable securities, long-term investments and restricted cash of $7.4 million in the nine months ended June 30, 2007 is primarily attributable to our results of operations, excluding non-cash charges for stock compensation of $26.3 million and amortization of intangible assets of $11.2 million and non-cash income of $10.2 million from the Softbank transaction and $3.8 million benefit from restructuring. The increase in cash, cash equivalents, marketable securities, long-term investments and restricted cash in the nine months ended June 30, 2007 is also attributable to improved cash collections on outstanding accounts receivable. These increases in cash, cash equivalents, marketable securities, long-term investments and restricted cash were partially offset by a payment of $5.4 million associated with surrendering the abandoned space in Pittsburgh, Pennsylvania.

Net cash provided by operating activities was $10.0 million for the nine months ended June 30, 2007, compared to net cash provided by operating activities of $18.7 million for the nine months ended June 30, 2006. Cash flows from operating activities decreased $8.7 million primarily due to higher net loss excluding non-cash charges and a slight decline in collections on outstanding accounts receivable in the current year as compared to the prior year.

Net cash used in investing activities was $41.3 million for the nine months ended June 30, 2007, compared to net cash used in investing activities of $10.4 million for the nine months ended June 30, 2006. The decrease is primarily attributable to the increase in purchases of investments, net of sales of $30.4 million. Capital expenditures were relatively consistent in the nine months ended June 30, 2007 and 2006.

Net cash provided by financing activities was $2.1 million for the nine months ended June 30, 2007, compared to net cash provided by financing activities of $3.0 million for the nine months ended June 30, 2006. The repurchase of common stock in both periods represents shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees. Proceeds from the issuance of common stock in both periods is attributed to stock option exercises and the Employee Stock Purchase Program.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 3 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of June 30, 2007. There have been no material changes in our contractual obligations and commercial commitments during the three months ended June 30, 2007 from those presented in our Annual Report on Form 10-K filed with the SEC on December 1, 2006.

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

We believe our existing cash, cash equivalents and investment balances, together with anticipated cash flow from operations, should be sufficient to meet our working capital and operating resource requirements for at least the next twelve months. See “Risk Factors.” Should we find it necessary to obtain additional funds, we may not be able to obtain additional financing on favorable terms or at all.

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

These critical accounting policies and estimates, their related disclosures and other accounting policies, methods and estimates have been reviewed by our senior management and audit committee. These policies and our practices related to the allowance for doubtful accounts receivable, recoverability of goodwill, impairment of long-lived assets, lease abandonment costs and legal contingencies are described in Note 1 to the Condensed Consolidated Financial Statements and in our Annual Report on Form 10-K filed with the SEC on December 1, 2006. The revenue recognition policy and practices related to this policy are described below and in Note 1 of Notes to Condensed Consolidated Financial Statements:

Revenue Recognition

Substantially all of our revenues are derived from two sources: (i) providing software solutions on either a standalone or on-demand hosted basis and associated technical support and product updates, otherwise known as subscription and maintenance; and (ii) providing services, including implementation services, consulting services, managed services, training, education, premium support and other miscellaneous services. The significant majority of our standard end user license agreements provide for use of our software under a time-based license based on the number of users or other usage criteria. We license our software in multiple element arrangements in which the customer typically purchases a combination of some or all of the following: (i) software solutions, either on a standalone or on-demand hosted basis; (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for hosting, technical support and unspecified product updates typically over a period of one year or over the term of the license; and (iii) a services arrangement, on either a fixed fee for access to specific services over time or a time and materials basis.

We license our products through our direct sales force and indirectly through resellers. Sales made through resellers are recognized at the time that we have received persuasive evidence of an end user customer. The license agreements for our products generally do not provide for a right of return, and historically product returns have not been significant. We do not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancel have expired. Direct sales force commissions are included as sales and marketing expense at the time of sale, when the liability is incurred and is reasonably estimable.

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables, and Emerging Issues Task Force (“EITF”) 00-3, Application of AICPA Statement of Position (“SOP”) 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and collectibility is probable. If collectibility is not considered probable at the inception of the arrangement, we do not recognize revenue until the fee is collected.

We allocate revenue to each element in a multiple element arrangement based on its respective fair value. Our determination of the fair value of each element in a multiple element arrangement accounted for under SOP 97-2 is based on vendor-specific objective evidence of fair value (VSOE), which is limited to the price when sold separately. VSOE or other methods of determining fair value that are allowable under EITF 00-21 are utilized for multiple element arrangements that are not subject to SOP 97-2.

Revenue from software solutions, hosting and sourcing solutions services is primarily recognized ratably over the term of the arrangement, commencing with the initial customer access date. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year). Revenue allocated to software solutions implementation, process improvement, training and other services is recognized as the services are performed or as milestones are achieved or if bundled with a subscription or time-based service, or in circumstances where fair value cannot be established for undelivered service elements, is recognized ratably over the term of the access agreement.

Certain of our contracts include performance incentive payments based on market volume and/or savings generated, as defined in the respective contracts. Revenue from such arrangements is recognized when those thresholds are achieved.

When revenue associated with multiple element arrangements is recognized and more than one element in an arrangement does not have fair value, we first allocate revenue on the statement of operations to those elements for which evidence of fair value is available.

In circumstances where we provide consulting services that are considered essential to the functionality of the software solutions, both the software solution revenue and service revenue are recognized under contract accounting in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues from these arrangements are recognized under the lesser of percentage of completion method based on the ratio of direct labor hours incurred to date to total projected labor hours or ratable over the term of the license.

Deferred revenue includes amounts received from customers for which revenue has not been recognized, and generally results from deferred subscription, maintenance and support, hosting, consulting or training services not yet rendered and license revenue deferred until all requirements under EITF 00-21 or SOP 97-2 are met. Deferred revenue is recognized as revenue upon delivery of the product, as services are rendered, or as other requirements under SAB 104, EITF 00-21 or SOP 97-2 are satisfied. Deferred revenue excludes contract amounts for which payment has yet to be collected. Likewise, accounts receivable excludes amounts due from customers for which revenue has been deferred.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products in the United States of America, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. For each of the three and nine months ended June 30, 2007, 29% of our total net revenues were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of June 30, 2007 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain /(Loss) in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	4,500	$6,086	$(12)
British Pound	Buy	900	1,818	0
Japanese Yen	Sell	125,000	1,010	0
Switzerland Franc	Buy	1,000	818	2
Czech Koruna	Buy	15,000	733	(13)
Singapore Dollar	Buy	900	601	(7)

Total			$11,066	$(30)

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of June 30, 2007.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains or losses of approximately $1.1 million. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures. We do not expect material exchange rate gains and losses from other foreign currency exposures.

Cash Flow Risk

In January 2005, we hedged anticipated cash flows from Ariba Korea, Ltd. (“Ariba Korea”) using foreign currency forward contracts (Korean Won) to offset the translation and economic exposures related to those cash flows. The Korean Won hedge minimized currency risk arising from cash held in Korean Won as a result of the Softbank Corp. settlement in October 2004. The change in fair value of the Korean Won forward contract attributable to the changes in forward exchange rates (the effective portion) was reported in stockholders’ equity. In the nine months ended June 30, 2007, the Company recorded a realized loss of $285,000 associated with the repatriation of cash from Ariba Korea.

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

	Year Ending June 30, 2008	Year Ending June 30, 2009	Year Ending June 30, 2010	Year Ending June 30, 2011	Year Ending June 30, 2012	Thereafter	Total
Cash equivalents	$10,097	$—	$—	$—	$—	$—	$10,097
Average interest rate	4.75%	—	—	—	—	—	4.75%
Investments	$121,697	$—	$3,001	—	—	—	$124,698
Average interest rate	5.32%	—	5.42%	—	—	—	5.33%
Restricted cash	$1,100	$1,820	—	—	—	$27,100	$30,020
Average interest rate	4.74%	5.04%	—	—	—	5.02%	5.01%

Total investment securities	$132,894	$1,820	$3,001	$—	$—	$27,100	$164,815

The table above does not include uninvested cash of $13.2 million held as of June 30, 2007. Total cash, cash equivalents, marketable securities and restricted cash as of June 30, 2007 was $178.0 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

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

As of June 30, 2007, management evaluated the effectiveness of our disclosure controls and procedures and concluded those disclosure controls and procedures were not effective because of the material weakness described in Management’s Report on Internal Control over Financial Reporting in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended September 30, 2006 (“Management’s Report”).

To ensure that our condensed consolidated financial statements for the three months ended June 30, 2007 are fairly presented and were prepared in accordance with U.S. generally accepted accounting principles, management has reviewed in detail all significant balance sheet accounts, as determined appropriate by our Audit Committee with the advice of our management. Consequently, management believes that the financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

As discussed above, as of June 30, 2007 and September 30, 2006, the Company identified several significant deficiencies in our internal control over financial reporting that resulted in adjustments and reclassifications to certain financial statement accounts. None of the internal control deficiencies was considered material individually. However, when considered in the aggregate, these control deficiencies indicate a need for more detailed analysis and documentation of balance sheet accounts and together represent a material weakness in internal control over financial reporting. We have taken steps to address this material weakness identified in the Management Report in our Annual Report on Form 10-K for the year ended September 30, 2006 and are currently evaluating whether these steps are sufficient to remediate this material weakness. We expect to have the material weakness remediated by September 30, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The litigation discussion set forth in Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

We Compete in New and Rapidly Evolving Markets, and Our Spend Management Solutions Are At a Relatively Early Stage of Development. These Factors Make Evaluation of Our Future Prospects Difficult.

Spend management software applications and services are at a relatively early stage of development. For example, in September 2001, we introduced the majority of our initial Ariba Spend Management solutions and after our merger with FreeMarkets in 2004, we introduced several new products integrating functionality acquired in the merger. We also introduced on-demand versions of a number of our software products throughout fiscal year 2006 and in fiscal year 2007 and we plan to introduce additional on-demand versions of our products in the future. These new and planned products may be more challenging to implement than our more established products, as we have less experience deploying these applications. The markets in which we compete are characterized by rapid technological change, evolving customer needs and frequent introductions of new products and services. As we adjust to evolving customer requirements and competitive pressures, we may be required to further reposition our product and service offerings and introduce new products and services. We may not be successful in developing and marketing such product and service offerings, or we may experience difficulties that could delay or prevent the development and marketing of such product and service offerings, which could have a material adverse effect on our business, financial condition or results of operations.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of June 30, 2007, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

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

•

changes in our product line such as our release of on-demand versions of our software products throughout fiscal year 2006 and fiscal year 2007 and our planned release of additional on-demand versions in the future.

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

Our Revenues in Any Quarter May Fluctuate Significantly Because Our Sales Cycles Can Be Long and Unpredictable.

Our sales cycles can be long and unpredictable. The purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer organization. The implementation and deployment of our products requires a significant commitment of resources by our customers and third parties and/or professional services organizations. As a result of the length and unpredictability of our sales cycle, our revenues in any quarter may fluctuate significantly.

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

We review these estimates each reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the leases, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the vacated portions of our Sunnyvale, California headquarters by $3.1 million as of June 30, 2007. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results.

We May Incur Additional Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines in the past. The balance of goodwill is $326.1 million as of June 30, 2007 and, there can be no assurance that future goodwill impairments will not occur.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended June 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
April 1, 2007—April 30, 2007	—	$—	—	—
May 1, 2007—May 31, 2007	—	—	—	—
June 1, 2007—June 30, 2007	1,687	9.52	—	—

Total	1,687	$9.52	—	—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Title
10.45	First Amendment to Sublease, dated as of June 15, 2007, by and between Juniper Networks, Inc. and the Registrant.

10.46	Fourth Amendment to Lease, dated as of July 10, 2007, by and between Moffet Park Drive LLC and the Registrant

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ JAMES W. FRANKOLA
James W. Frankola
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 8, 2007