Form 10-K
period 2007-09-30
ARIBA INC
filed 2007-11-15
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

Common Stock, $0.002 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of $9.40 on the Nasdaq Global Market as of that date) was approximately $736.4 million.

As of October 31, 2007, there were 80,461,933 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2008 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

ARIBA, INC.

FORM 10-K

September 30, 2007

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed in this report in the section entitled “Risk Factors” and elsewhere in this report. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason. Ariba, Inc. is referred to herein as “Ariba” or “we.”

PART I

ITEM 1.	BUSINESS

Overview

Ariba is the leading provider of on-demand spend management solutions. Our solutions combine on-demand software, category expertise and services to help companies automate the procurement process and drive best practice processes that lower costs, improve profits and increase competitive advantage. Ariba® Spend Management™ solutions are easy to use, cost effective and quick to deploy, integrate with enterprise resource planning (“ERP”) and other software systems and can be used by companies of all sizes across industries worldwide. Approximately 600 companies, including more than half of the companies on the Fortune 500 list published in April 2007, use Ariba solutions to manage their spend from sourcing and orders through invoicing and payment.

Ariba was incorporated in Delaware in September 1996. Our principal executive offices are located at 807 11th Avenue, Sunnyvale, California 94089.

Recent Event

On September 20, 2007, we announced that we had signed a definitive agreement (the “Agreement”) to acquire Procuri, Inc. (“Procuri”), a privately held company headquartered in Atlanta, Georgia. Procuri is a provider of on-demand supply management solutions. Under the terms of the Agreement, we will pay $93.0 million in consideration at closing, consisting of equal amounts of cash and stock, of which $14.0 million of the cash will be placed in escrow to secure indemnity obligations of Procuri stockholders. We will also assume and payoff approximately $8.9 million of Procuri’s debt. The transaction is expected to close in the latter part of the first quarter of fiscal year 2008.

Industry Background

In the last decade, technology-based solutions have emerged to help companies increase the efficiency of the procurement process and more effectively manage their spend. These solutions allow organizations to automate critical tasks such as identifying global suppliers, sourcing goods and services, negotiating and managing contracts, processing invoices and payments and managing trading relationships.

Procurement organizations were among the first to embrace spend management solutions as a way to achieve corporate savings targets. Today, finance departments are leveraging them to drive improved cost management, business unit decision making and planning, budgeting and forecasting. Legal departments are implementing them to more effectively author and manage contracts and IT departments are deploying them to enhance the value of existing systems and increase returns on investment.

The Sourcing and Procurement Software Market

In its most recent Sourcing and Procurement Market Sizing Report, AMR Research, a third-party research firm, estimated the size of the spend management software market at $2.4 billion for 2006 and projected that it will grow to be a $3.6 billion market by 2011. Further, it noted that the sourcing and procurement market (spend management) grew at a rate of 10% per year from 2005 to 2006 and projected that the market will continue to grow at an 8% annual growth rate through 2011. The annual growth rate for alternative deployment models, which includes subscription software, on-demand and software as a service (“SaaS”), is projected to grow at an annual growth rate of 19% through 2011. Actual annual growth rates may differ significantly from those forecast by AMR Research

Ariba Spend Management Solutions

Ariba provides spend management solutions that enable enterprises to drive rapid and sustainable bottom-line results. Our solutions allow enterprises to take a step-by-step approach with products and services that work together. Ariba software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. Historically, our software was primarily provided as installed applications that were deployed behind a customer’s firewall. However, in response to customer demand, we have provided on-demand delivery of our software solutions, whereby applications are hosted by Ariba or a third party, and customers access the solution via the Internet. Throughout fiscal year 2006 and 2007, we released new versions of our software designed to be more cost effective for an on-demand delivery model. In addition, we plan to offer more of our software as part of bundled solutions that may include the combination of multiple modules as well as our professional services, such as purchasing best practices, commodity knowledge, knowledge transfer, support and other procurement services. By combining software available as an installed application or as an on-demand service with global supplier access via the internet, professional services and spend management expertise into a comprehensive solution, Ariba helps customers to address six key areas of spend management:

•

Ariba Visibility Solutions—provide enterprises with a comprehensive set of products and services that enhance visibility into spend, processes and performance and allows enterprises to identify and prioritize savings opportunities and enable more effective decision-making.

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

Our spend management solutions are delivered in a flexible manner, depending upon the needs and preferences of the customer. Customers may purchase a perpetual or term license to our software application modules, subscribe to our on-demand solutions for a specified term, or pay for services on a time-and-materials or fixed fee basis, depending upon their business requirements. The following modules are offered on an on-demand basis, as indicated, or an installed basis.

Ariba Visibility Solution offerings:

By combining spend data from across the enterprise into comprehensive dashboards and reports, Ariba Visibility Solution offerings allow buyers to improve their spend management with a clear perspective of their spend history, trends, and performance. Ariba Visibility Solution modules include the Ariba Spend Visibility On-Demand module, Ariba Analysis and Ariba Data Enrichment.

Ariba Spend Visibility On-Demand module presents spend data for analysis. The offering includes project management services, data enrichment services and web-based access to dashboards and pre-packaged reports that help identify sourcing and compliance opportunities.

Ariba Analysis module delivers a unified view of spending activities across all suppliers, divisions and purchased goods or services. Dashboards help purchasing and sourcing professionals identify and realize significant spend reductions.

Ariba Data Enrichment module facilitates spend analysis by normalizing, classifying and enriching real spend data from an enterprise’s various data systems.

Ariba Sourcing Solution offerings:

The Ariba Sourcing Solution offerings cover the full spectrum of sourcing activities, from the development of a strategic approach to capture savings, to the sourcing and award negotiation phase, and finally the monitoring of supplier performance. Ariba Sourcing Solution modules include Ariba Sourcing On-Demand, Ariba Sourcing, Ariba Supplier Performance Management and Ariba Category Management.

Ariba Sourcing On-Demand is our hosted multi-tenant module that provides substantially equivalent capabilities of our Sourcing modules including: request-for-quote/request-for-proposal (“RFX”) capabilities, process management, advanced sourcing analysis tools and supplier performance management capabilities.

Ariba Sourcing module is an enterprise-wide strategic sourcing application designed for all spend categories. It assists professional buyers throughout the sourcing process, from defining spending baselines and category requirements, to finding suppliers and negotiating agreements. Ariba Sourcing helps speed up and streamline the RFX process, dynamic events, auctions, and award negotiations management.

Ariba Supplier Performance Management module helps enterprises define, measure, and enhance the performance of their suppliers. Buyers use it to gather and monitor supplier performance data through surveys, compare suppliers across a category for better sourcing and procurement decisions, collaborate throughout the sourcing process, and provide visibility of supplier performance with key performance indicator trend analysis and scorecards.

Ariba Category Management module enables sourcing and procurement professionals to drive their activities programmatically by project management, knowledge management and resource management, all supported by collaboration capabilities in order to capture category sourcing knowledge.

Ariba Contract Management Solution offerings:

The Ariba Contract Management Solution offerings cover the full spectrum of a contract’s lifecycle, from the creation and authoring of templates and contracts by buyers and suppliers, to the tracking of contract compliance for procurement activity. Our modules include Ariba Contract Management On-Demand, Ariba Contract Workbench and Ariba Contract Compliance

Ariba Contract Management On-Demand is our hosted multi-tenant module that provides substantially equivalent capabilities of our Ariba Contract Workbench and Ariba Contract Compliance modules including: contract creation and storage and allows contract portfolio visibility, clause usage and editorial processes. Our on-demand module enables the structuring of item pricing terms, conditions and service level agreements, supports buyer and supplier contract compliance, and integrates to legacy or ERP systems.

Ariba Contract Workbench module supports the entire lifecycle of contracts, by enabling their creation, authoring and storage of contracts. It includes functionality such as contract search, template selection, clause usage and process and document management.

Ariba Contract Compliance module gives buyers access to a centralized repository of contracted products and services so that they can create, search, amend and re-source contracts, as well as monitor and manage contract usage and supplier price compliance.

Ariba Procurement and Expense Solution offerings:

The Ariba Procurement and Expense Solution offerings allow customers to manage the procurement process from requisition, through ordering, receiving, invoice reconciliation and payment. The offerings include modules designed to facilitate the procurement process for complex categories of spend, including travel. Our modules include the integrated Ariba Procure-to-Pay On-Demand module, Ariba Buyer, Ariba Category Procurement, Ariba Travel and Expense and Ariba Procurement Content.

Ariba Procure-to-Pay On-Demand is our web-based procurement and expense module. It addresses catalog-based indirect spend, complex non-purchase order spend for services and some types of inventory spend. It allows customers to control the procurement process from requisition, through ordering, receiving and invoice reconciliation for payment via purchasing cards and other pre-payment vehicles. Customers can also use the module to manage their travel and expense spend processes (see also the descriptions for the related Ariba Contract Compliance and Ariba Invoice and Settlement modules).

Ariba Buyer module enables organizations to manage purchasing transactions for any good or service. It links end users throughout an organization with approvers, and connects to back-end financial, purchasing and human resource systems to access important procurement information, such as supplier product information, price lists, web sites and order status. Ariba Buyer helps enforce purchasing compliance against corporate policies and contracts, and measure progress. Ariba Buyer leverages the Ariba Supplier Network (described below) to securely automate commerce transactions with suppliers on the Internet.

Ariba Category Procurement module enables customers to better manage complex categories of spend, such as catalog, travel, third-party, time-based and project-based purchases, including but not limited to facilities management, information technology and management consulting, temporary labor and print services.

Ariba Travel and Expense module helps enterprises to manage the procurement of corporate travel and expenses. The application automates the manual processes required for travel purchases to increase expense policy compliance, decrease administrative costs, and helps reduce travel approval and expense reimbursement cycle times.

Ariba Procurement Content module delivers Ariba’s proven catalog, product search, supplier management, contract compliance, and category procurement solutions as a complimentary add-on to ERP systems such as those provided by Oracle and SAP. This combination enables companies of all sizes to extend the value of investments already made and enjoy some of the savings created by Ariba’s spend management solutions.

Ariba Invoice and Payment Solution offerings:

The Ariba Invoice and Payment Solution offerings allow customers to automate and invoice management process. Our modules include the integrated Ariba Electronic Invoice Presentment and Payment On-Demand module and Ariba Invoice and Settlement.

Ariba Electronic Invoice Presentment and Payment On-Demand is our web-based invoice and payment module that provides customers with comprehensive capture, validation, matching, reconciliation and payment capabilities throughout the invoice lifecycle.

Ariba Invoice and Settlement module automates the invoice capture, matching, reconciliation and payment processes, and drives additional discounts and cash forecast visibility. Enterprises use it to automate supplier interactions, schedule payments, send batch payments, optimize vendor discounts and share remittance details with suppliers on the Ariba Supplier Network.

Ariba Supplier Management Solution offering:

Ariba Supplier Connectivity provides access to the Ariba Supplier Network (described below) for customers who are using either Ariba Spend Management solutions or a non-Ariba solution (e.g., a legacy ERP system) to communicate and transact with their suppliers. Ariba Supplier Connectivity enables Ariba customers to reliably transact with more than 155,000 registered global suppliers via the Ariba Supplier Network.

Ariba Supplier Network

Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 155,000 registered suppliers of a wide array of goods and services are connected to the Ariba Supplier Network. As a result, buying organizations can connect once to the Ariba Supplier Network and simultaneously access many suppliers. By using the Ariba Supplier Network, businesses can realize cost savings through greater process efficiencies, better employee and contract compliance, reduced inventories and fair pricing opportunities.

The Ariba Supplier Network is a multi-protocol network that allows buyers to send orders from Ariba Buyer or other eProcurement systems in one standard format that are then converted into the supplier’s preferred transaction format. Supported formats include: cXML (Commerce eXtensible Markup Language), a format used on the Internet to describe commerce data and documents; EDI (Electronic Data Interchange), a format used to electronically exchange data and documents; CIF (Catalog Interchange Format), a format commonly used to electronically transfer catalog information; electronic mail; and fax. In addition, by using Ariba PunchOut, a cXML-based technology, buyers can link to a supplier’s web site to find, configure and select products while keeping the purchasing process within Ariba Buyer for internal approval, accounting and administrative controls. This feature is particularly useful when working with suppliers that have extensive web sites, product configuration systems and large product catalogs.

Frequently, suppliers join the Ariba Supplier Network at the request of buyers who purchase goods and services using Ariba Spend Management solutions. To help buyers attract and rapidly enable their target suppliers, Ariba has created Ariba Supplier Enablement solutions that provide a broad range of products and services to enable suppliers of various sizes in all industries to join the Ariba Supplier Network. Ariba Supplier Enablement solutions include tools for content management, order management, order fulfillment, invoicing and payment that help suppliers manage business transactions and content simply through a web browser or by using electronic methods (including XML and EDI). We have also created other Ariba Supplier Programs, including Ariba Ready and Ariba Supplier Consulting, to help suppliers develop, deploy and promote their capabilities on the Ariba Supplier Network.

Access to the Ariba Supplier Network is provided in one of two ways: (1) through a direct access license to the Ariba Supplier Network itself whereby suppliers joining the Ariba Supplier Network must agree to a standard web-based terms of use agreement with us, and link to the network through any of several formats (e.g., cXML, e-mail, EDI or fax) and (2) to buying organizations as part of their purchase of procurement software. Suppliers that exceed certain transaction volumes are charged a fee for access to the Ariba Supplier Network. In addition, suppliers are charged fees for optional solutions such as data retention and technical support services.

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

Employees

As of September 30, 2007, we had a total of 1,669 employees, including 321 in research and development, 324 in sales and marketing, 827 in professional services, customer support and training, and 197 in administration, finance, legal, human resources and information technology. Of these employees, 998 were located in the United States and 671 were located outside the United States. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Sales

We sell our solutions primarily through our worldwide direct sales organization. Our sales force is organized by geographic regions, including North America, Europe, Japan and the Asia Pacific region. The direct sales force consists of sales professionals, application specialists and supporting personnel. As of September 30, 2007, we had 166 employees in our global sales organization.

Marketing

Our marketing strategy is to continually elevate our brand, expand the awareness of our Spend Management solutions in new market segments, and generate significant demand for our solutions.

Our primary marketing activities include:

•	Developing press and industry analyst relations to garner third-party validation and generate positive coverage for us and our solutions, worldwide;

•	Participation in, and sponsorship of, conferences, tradeshows and industry events targeted to finance, accounting, procurement, contract management and travel executives;

•	Field marketing events to enable our sales organization to create awareness and effectively convert leads into pipeline;

•	E-mail, direct mail, webinars and telemarketing campaigns to stimulate interest and drive demand;

•	White papers, case studies and thought leadership distributed through various mediums; and

•	Website development to engage and educate prospects and generate interest through product information and demonstrations, customer testimonials, case studies and marketing collateral.

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

Our education services group delivers education and training to our clients and partners at our headquarters in Sunnyvale, California and in our offices in Pittsburgh, Pennsylvania, London and Singapore. We offer a comprehensive series of classes to provide the knowledge and skills to successfully deploy, use and maintain our products and solutions through Ariba University. Ariba University delivers exceptional Institute for Supply Management (“ISM”) training and change management services to customers and partners. Through a comprehensive offering of traditional classroom delivery at an Ariba campus, client on-site delivery, web-based training and consulting services, Ariba Education Services provide the knowledge and skills required to successfully deploy, use and maintain the Ariba product line.

Seasoned instructors, instructional designers and education consultants deliver more than 350 classes per year to more than 3,000 students in a hands-on, role-based learning environment in our learning centers or on-site at the customer’s location. Participants who successfully complete our programs will receive continuing education hours. These hours may be applied toward ISM Certified Purchasing Manager recertification and/or Accredited Purchasing Practitioner reaccreditation program requirements.

Research and Development

We introduced our initial product, Ariba Buyer, in June 1997, and since then have released a number of new products and product enhancements to address the needs of sourcing and procurement professionals. We began to operate the Ariba Supplier Network in April 1999 and continue to provide enhancements to it on an ongoing basis. We introduced Ariba Sourcing in September 2001, and upgraded the solution in September 2004 to incorporate functionality from legacy FreeMarkets, Inc. (“FreeMarkets”) applications. Over the past few years, we have introduced several new products, including Ariba Data Enrichment (based on technology acquired from Softface, Inc. (“Softface”)) and several internally developed products such as Ariba Contract Workbench, Ariba Category Procurement and Ariba Invoice and Settlement. In addition to developing new functionality, we have also been re-architecting our applications to be more easily deployed via an on-demand model. During fiscal years 2006 and 2007, we released, and continuing in fiscal year 2008 we plan to release, on-demand versions of many of our software applications. If we are unable to develop new products or enhancements to existing products or corrections on a timely and cost-effective basis, particularly on-demand versions of our products, or if these new products or enhancements do not have the features or quality measures to make them successful in the marketplace, our business will be harmed.

Our research and development expenses were $51.2 million, $50.1 million and $49.6 million during the fiscal years ended September 30, 2007, 2006 and 2005, respectively. We also recorded amortization of acquired technology as part of cost of revenues of $885,000, $2.6 million and $5.3 million during the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

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

International Operations

We sell our software and provide services and expertise worldwide. Our geographic coverage allows us to draw on business, technical and sourcing expertise from a worldwide workforce which provides stability to our operations and revenue streams to leverage geography-specific economic trends.

We currently have offices in 21 countries. All of our international operations are conducted through wholly-owned subsidiaries. Revenues from our international operations were $87.5 million, $90.3 million and $90.6 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively. See Note 8 of Notes to Financial Statements for additional financial information about our geographic areas.

Competition

The market for spend management applications is highly competitive, rapidly evolving and fragmented and subject to changing technology and shifting customer needs.

Our principal direct competition comes from ERP vendors whose software is installed by customers directly. We also compete with specialty vendors that offer their software on a hosted basis or under a perpetual license. In our services business, we compete with several large and regional service providers. We anticipate additional competition from other established and emerging companies as the spend management market continues to expand.

Our current principal competitors include:

•	Enterprise software application vendors, including SAP AG and Oracle;

•	Smaller specialty vendors, including Emptoris, Verticalnet, Zycus and America Express S2S;

•	Smaller niche SaaS vendors, including Perfect Commerce, cc-Hubwoo, Ketera Technologies and Iasta; and

•	Service providers, including A.T. Kearney and McKinsey & Company.

We believe the principal competitive factors considered with respect to, and the relative competitive standing of, our spend management software solutions are:

•	Interoperability with existing commonly-used ERP systems;

•	Ease of use and rates of user adoption;

•	Price and demonstrable cost-effective benefits for customers;

•	Performance, security, scalability, flexibility and reliability of the software;

•	Vendor reputation and referenceable customers;

•	Quality of customer support; and

•	Financial stability of the vendor.

Many of our current and potential competitors, such as ERP software vendors including Oracle and SAP, have longer operating histories, greater name recognition, larger marketing budgets and significantly greater resources, and a larger installed base of customers than we do. They may be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which can enable them to respond more quickly to new technology, introduce new spend management modules and respond to changes in customer needs. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and achieve greater market acceptance. The industry has experienced consolidation with both larger and smaller competitors acquiring companies to broaden their offerings or increase scale. As a result, we may not be able to successfully compete against our current and future competitors.

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

We currently have 25 U.S. patents issued and 45 U.S. patent applications pending. We also have seven foreign patents issued and ten foreign patent applications pending. It is possible that the patents that we have applied for, if issued, or our potential future patents may be successfully challenged or that no patents will be issued from our pending patent applications. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm our ability to do business.

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

There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. For example, we have been sued for patent infringement by Sky Technologies, Inc. (“Sky”). It is possible that in the future other third parties may claim that we or our current or potential future products infringe their intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could harm our business. In addition, we may need to commence litigation or take other actions to protect our intellectual property rights which may be costly, time-consuming and distracting to management and would result in the loss of our intellectual property. See “Legal Proceedings” and Note 6 of Notes to Consolidated Financial Statements.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of October 31, 2007 are as follows:

Name	Age	Position(s)
Robert M. Calderoni	47	Chairman and Chief Executive Officer
Kevin Costello	45	Executive Vice President and Chief Commercial Officer
James W. Frankola	43	Executive Vice President and Chief Financial Officer
Kent Parker	46	Executive Vice President, Ariba Global Services Organization
H. Tayloe Stansbury	46	Executive Vice President, Engineering

Robert M. Calderoni has served as Ariba’s Chairman and Chief Executive Officer since July 2003. From October 2001 to July 2003, Mr. Calderoni served as Ariba’s President and Chief Executive Officer. From October 2001 to December 2001, Mr. Calderoni also served as Ariba’s Interim Chief Financial Officer. From January 2001 to October 2001, Mr. Calderoni served as Ariba’s Executive Vice President and Chief Financial Officer. Mr. Calderoni was also an employee of the Company from November 2000 to January 2001. In addition to serving as a director of Ariba, he is also a member of the board of directors of Juniper Networks, Inc., a provider of network infrastructure systems, and KLA-Tencor Corporation, a supplier of process control and yield management solutions for the semiconductor and related microelectronics industries. Mr. Calderoni holds a Bachelor of Science degree in Accounting and Finance from Fordham University.

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

Kent Parker has served as Ariba’s Executive Vice President, Ariba Global Services Organization since July 2004. From April 2000 to July 2004, Mr. Parker held numerous positions including Senior Vice President of Global Sourcing Services at FreeMarkets, which we acquired in July 2004. Mr. Parker holds a degree in mechanical engineering from the University of Evansville and an M.B.A from the Amos Tuck School of Business Administration at Dartmouth College.

H. Tayloe Stansbury has served as Ariba’s Executive Vice President, Engineering since May 2003. From February 2001 through April 2003, Mr. Stansbury held various positions with Ariba, most recently as Senior Vice President of Engineering. Mr. Stansbury holds an A.B. in Applied Mathematics and Computer Science from Harvard University.

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

Spend management software applications and services are at a relatively early stage of development. For example, in September 2001, we introduced the majority of our initial Ariba Spend Management solutions and after our merger with FreeMarkets in 2004, we introduced several new products and services integrating functionality acquired in the merger. We also introduced on-demand versions of a number of our software products throughout fiscal year 2006 and fiscal year 2007 and we plan to introduce additional on-demand versions of our products in the future. These new and planned products may be more challenging to implement than our more established products, as we have less experience deploying these applications. The markets in which we compete are characterized by rapid technological change, evolving customer needs and frequent introductions of new products and services. As we adjust to evolving customer requirements and competitive pressures, we may be required to further reposition our product and service offerings and introduce new products and services. We may not be successful in developing and marketing such product and service offerings, or we may experience difficulties that could delay or prevent the development and marketing of such product and service offerings, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our Success Depends on Market Acceptance of Standalone Spend Management Solutions.

Our success depends on widespread customer acceptance of standalone spend management solutions from vendors like us, rather than solutions from ERP software vendors and others that are part of a broader enterprise application solution. For example, ERP vendors, such as Oracle and SAP, could bundle spend management modules with their existing applications and offer these modules at little or no cost. If our products and services do not achieve continued customer acceptance, our business will be seriously harmed.

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of September 30, 2007, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

•	adverse economic conditions;

•	the failure of our standalone spend management solutions business to mature as a separate market category;

•

declines in average selling prices of our products and services resulting from competition or the introduction of newer products that generally have lower list prices than our more established products and other factors;

•	failure to successfully grow our sales channels;

•	increased reliance on on-demand delivery of software services that result in lower near-term revenues from customer deployments;

•	failure to maintain control over costs;

•	increased restructuring charges resulting from the failure to sublease excess facilities at anticipated levels and rates; and

•	charges incurred in connection with any future restructurings or acquisitions.

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

•

changes in our product line such as our release of on-demand versions of our software products in fiscal year 2006 and fiscal year 2007 and our planned release of additional on-demand versions in the future.

Risks Related to Expenses:

•	our overall ability to control costs, including managing reductions in expense levels through restructuring and severance payments;

•	the level of expenditures relating to ongoing legal proceedings;

•	costs associated with changes in our pricing policies and business model;

•	costs associated with the amortization of stock-based compensation expense; and

•	the failure to adjust our workforce to changes in the level of our operations.

Our On-Demand Strategy Carries a Number of Risks Which May Be Harmful to Our Business.

In November 2005, we announced a new strategy to offer on-demand versions of our software products. Our transition to an on-demand model entails both a change to how we license products as well as how we deliver them. The license model change reflects a shift from perpetual license sales for our software in favor of purchasing the right to use the software for a specified period of time through a subscription license. As customers increasingly move away from purchasing a perpetual license toward purchasing a subscription license, we may experience a deferral of revenues and cash payments from customers. In addition to a change in license model, our transition to an on-demand model includes the release of multi-tenant versions of our software offerings. Multi-tenancy allows many customers to be supported on a single instance of a software application.

Additional risks with the on-demand model include the following:

•	we may experience a delay in recognizing revenue due to the combination of multiple element arrangements and longer subscription terms;

•

as a result of increased demands on our engineering organization to develop multi-tenant versions of our products while supporting and enhancing our existing products, we may not introduce multi-tenant versions of our products or enhancements to our products on a timely and cost-effective basis or at appropriate quality levels;

•	we may fail to achieve our targeted pricing;

•	we expect to experience a decrease in the demand for our implementation services to the extent fewer customers license our software products as installed applications;

•	we may not successfully achieve market penetration in our newly targeted markets, including target customers we characterize as middle-market companies;

•	we may have a short-term and/or long-term decrease in total revenues as a result of the transition; and

•	we may incur costs at a higher than forecasted rate as we expand our on-demand operations.

Our Business Could Be Seriously Harmed If We Fail to Retain Our Key Personnel.

Our future performance depends on the continued service of our senior management, product development and sales personnel. The loss of the services of one or more of these personnel could seriously harm our business. Our ability to retain key employees may be harder given that we have substantial operations in several geographic regions, including Sunnyvale, California, Pittsburgh, Pennsylvania and Bangalore, India. In addition, uncertainty created by turnover of key employees could result in reduced confidence in our financial performance which could cause fluctuations in our stock price and result in further turnover of our employees.

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

Revenue from our full-service sourcing services offering has been declining as existing customers renew contracts for lower volumes and/or purchase our lower-priced self-service technologies (such as Ariba Sourcing On-Demand). We have several large multi-year contracts for these technology-enhanced services, some of which will come up for renewal during fiscal year 2008 and beyond. If these customers do not renew their contracts upon expiration, or if they elect to use one of our lower-cost self-service solutions, our future revenues may decrease.

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

We Could Be Subject to Potential Claims Related to Our On-Demand Solutions, As Well As the Ariba Supplier Network.

We warrant to our customers that our on-demand solutions and the Ariba Supplier Network will achieve specified performance levels to allow our customers to conduct their transactions. To the extent we fail to meet warranted performance levels, we could be obligated to provide refunds or credits for future use or maintenance. Further, to the extent that a customer incurs significant financial hardship due to the failure of our on-demand solutions or the Ariba Supplier Network to perform as specified, we could be exposed to additional liability claims.

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

We Face Intense Competition. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. This competition could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete with several major enterprise software companies, including SAP and Oracle. We also compete with several service providers, including McKinsey & Company and A.T. Kearney. In addition, we compete with smaller specialty vendors or smaller niche providers of sourcing or procurement products and services, including Emptoris, Zycus, America Express S2S, Perfect Commerce, cc-Hubwoo, Ketera Technologies and Iasta. Because spend management is a relatively new software category, we expect additional competition from other established and emerging companies if this market continues to develop and expand. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. These third parties, which include IBM, Accenture, Capgemini, Deloitte Consulting, BearingPoint and Unisys, are generally not subject to confidentiality or non-compete agreements that restrict such competitive behavior.

Many of our current and potential competitors, such as ERP software vendors including Oracle and SAP, have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than us. These vendors could also introduce spend management solutions that are included as part of broader enterprise application solutions at little or no cost. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly increase their market share. We also expect that competition will increase as a result of industry consolidations. The industry has experienced consolidation with both larger and smaller competitors acquiring companies to broaden their offerings or increase scale. As a result, we may not be able to successfully compete against our current and future competitors.

Our Pending Acquisition and Any Future Acquisitions Will Be Subject to a Number of Risks.

Our pending acquisition of Procuri and any future acquisitions will be subject to a number of risks, including:

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

The Benefits We Anticipate From Acquiring Procuri May Not Be Realized.

We entered into an agreement to acquire Procuri with the expectation that the acquisition will result in various benefits including, among other things, accelerating our penetration into the mid-market segment, enhancing our customer base and recognizing efficiencies. We may not realize any of these benefits or may not realize them as rapidly, or to the extent, anticipated by our management and certain financial or industry analysts. Procuri’s contribution to our financial results may not meet the current expectations of our management for a number of reasons, including integration risks, and could dilute our profits beyond the current expectations of our management. Potential liabilities assumed in connection with our acquisition of Procuri also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially adversely affected.

Although we currently expect to close the Procuri acquisition late in the first quarter of fiscal year 2008, our acquisition of Procuri is subject to a number of closing conditions, including regulatory approvals. If these closing conditions are not met, we may not be able to complete our acquisition of Procuri.

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

Pending Litigation Could Seriously Harm Our Business.

There can be no assurance that existing or future litigation will not have a material adverse effect on our business, financial position, results of operations or cash flows, or that the amount of any accrued losses is sufficient for any actual losses that may be incurred. See Note 6 of Notes to Consolidated Financial Statements.

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

We review these estimates each reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the leases, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the vacated portions of our Sunnyvale, California headquarters by $3.1 million as of September 30, 2007. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results.

We May Incur Additional Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines in the past. The balance of goodwill is $326.1 million as of September 30, 2007 and, there can be no assurance that future goodwill impairments will not occur.

Our Stock Price Is Highly Volatile and the Market Price of Our Common Stock May Decrease in the Future.

Our stock price has fluctuated dramatically. There is a significant risk that the market price of our common stock will decrease in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	announcements that our revenues or income are below analysts’ expectations;

•	changes in analysts’ estimates of our performance or industry performance;

•	general economic slowdowns;

•	changes in market valuations of similar companies;

•	sales of large blocks of our common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the loss of a major customer or our failure to complete significant license transactions; and

•	additions or departures of key personnel.

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

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. We have 25 patents issued in the United States, but may not develop other proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States and, in the case of our solutions, because the validity, enforceability and type of protection of proprietary rights in these technologies are uncertain and evolving. If we fail to adequately protect our proprietary rights, we may lose customers.

There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. For example, in fiscal year 2005 we paid $37.0 million to ePlus to settle a lawsuit alleging that three of our products, Ariba Buyer, Ariba Marketplace and Ariba Category Procurement, infringed patents held by a third party. In addition, we have been sued by Sky for alleged patent infringement. See “Litigation—Patent Litigation” in Note 6 of Notes to Consolidated Financial Statements. It is possible that in the future, other third parties may claim that we or our current or potential future products infringe their intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims, and third parties may claim that we or our current or potential future products infringe their intellectual property. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

We must now, and may in the future have to, license or otherwise obtain access to intellectual property of third parties. For example, we are currently dependent on developers’ licenses from ERP, database, human resource and other systems software vendors in order to ensure compliance of our products with their management systems. In addition, we rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our software products to perform key functions. For example, we license integration software from TIBCO for Ariba Buyer. If we are unable to continue to license any of this software on commercially reasonable terms, or at all, we will face delays in releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business.

In addition, we may need to commence litigation or take other actions to protect our intellectual property rights. For example, in April 2007, we filed a lawsuit against Emptoris, Inc. for patent infringement in the United States District Court for the Eastern District of Texas. This lawsuit and other potential litigation and actions brought by us could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attaching the validity and enforceability of our intellectual property rights.

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

Operations at our corporate headquarters in Sunnyvale, California consist principally of marketing, research and development and some administrative activities. We occupy approximately 191,000 square feet in a 716,000 square foot, five building office park. Our lease for the entire office park commenced in January 2001 and expires in January 2013. We currently sublease approximately two buildings totaling 356,000 square feet to third parties. These subleases expire August 2008 and January 2013. The remaining 169,000 square feet is available for sublease for the remaining lease term.

We also occupy 91,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. Our operations at this location consist principally of our services organization and administrative activities.

Our sales activities are headquartered in Atlanta, Georgia where we lease 11,100 square feet of office space. We also lease several North American sales and support offices throughout the United States, Canada and Mexico. We lease international sales and support offices including offices in China, Czech Republic, France, Germany, Hong Kong, India, Ireland, Japan, Singapore, Slovakia and the United Kingdom.

We may add additional offices in the United States and in other countries as growth opportunities present themselves, as well as from time to time abandon locations that are no longer required to meet the needs of our business.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to our and FreeMarkets’ initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against us and FreeMarkets, and against certain of the two companies’ former officers and directors. These complaints were later consolidated into single class action proceedings related to each IPO. In June 2003, a proposed settlement was reached between plaintiffs and us and FreeMarkets (the individual defendants having been previously dismissed). The Company merged with FreeMarkets in July 2004. In June 2005, the underwriters filed an appeal of the District Court’s order granting class certification in six focus cases. On December 5, 2006, the Court of Appeals issued an opinion, reversing the District Court’s order granting class certification and finding that plaintiffs cannot satisfy certain elements required for class actions. On June 25, 2007, in light of the Court of Appeals’ decision, the District Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. On August 14, 2007, the plaintiffs filed amended complaints in the focus cases, seeking to address the deficiencies raised in the Court of Appeals’ opinion. On September 27, 2007, plaintiffs moved to certify the classes in those focus cases. The parties are currently discussing further discovery that the plaintiffs seek from the underwriters and the issuers. As of September 30, 2007, no amount is accrued as a loss is not considered probable or estimable.

Litigation Relating to Alleged Patent Infringement Disclosures Involving the Company’s Chairman and Chief Executive Officer and Former President and Director

On October 31, 2005, a purported class action, alleging violations of Sections 10(b) and 20(a) of the Exchange Act was filed in the United States District Court for the Eastern District of Virginia against our Chairman and Chief Executive Officer and a former president and director of ours. That case was transferred to the United States District Court for the Northern District of California and an Amended Complaint was filed on November 30, 2006, adding us as a defendant. The action is brought on behalf of stockholders who purchased our stock from June 10, 2003 to February 7, 2005. A second amended complaint was filed on May 18, 2007. It alleges that the defendants artificially inflated our stock price between those dates by failing to disclose, in public statements that we made about our products, market position and performance, that some of those products allegedly infringed patents belonging to a third party. The defendants have filed a motion to dismiss plaintiff’s second amended complaint. The motion was heard by the Court on October 22, 2007. As of September 30, 2007, no amount is accrued as a loss is not considered probable or estimable.

Patent Litigation

In October 2006, after an unsuccessful attempt to resolve the matter by negotiation, we were sued by Sky for patent infringement in the United States District Court for the District of Massachusetts. The complaint (which has been amended twice to add additional patents) does not specify which products are accused or what damages are claimed. Sky has served subsequent pleadings in the case contending that the Ariba Dynamic Trade and Ariba Sourcing software products (whether hosted by Ariba for specific customers or distributed to customers for installation at their sites), as well as certain other Ariba software products when used together with Ariba Sourcing software, infringe certain claims of two of the U.S. patents owned by Sky. Sky seeks economic relief in the form of a royalty on Ariba's sale of the accused products, other Ariba software products, and sourcing services, enhancement of damages, an attorneys fee award and an injunction against further infringement. The total amount of the royalty now claimed by Sky before interest, enhancement or attorneys fees is approximately $30.8 million. Sky previously sought to add additional claims under a certificate of correction for the third patent in suit, but on June 7, 2007, the Court denied its request to amend its pleading. Sky might seek to add those claims or other claims under other patents against Ariba in a different proceeding in the future. On October 30, 2007, the Court denied motions for summary judgment which had been filed by Ariba. The case has been set for trial commencing on December 3, 2007. As of September 30, 2007, no amount is accrued as a loss is not considered probable or estimable. In addition, Sky has filed a separate patent infringement action in the United States District Court for the Eastern District of Texas against Procuri (see Note 13 of Notes to Consolidated Financial Statements).

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

We also received $1.6 million, which is net of taxes of approximately $300,000, in the year ended September 30, 2006 related to the settlement of a legal matter assumed in the merger with FreeMarkets. The amount was recorded as a credit to interest and other income, net in the year ended September 30, 2006.

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

To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding as of September 30, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “ARBA.” The price range per share in the table below reflects the highest and lowest sale prices for our stock as reported by the Nasdaq Global Market during the last two fiscal years. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. As of October 31, 2007, there were approximately 841 stockholders of record, and the closing price per share of our common stock was $12.94.

	Price Range Per Share
Three Months Ended:	High	Low
September 30, 2007	$11.18	$8.32
June 30, 2007	$10.17	$8.38
March 31, 2007	$11.08	$7.50
December 31, 2006	$9.30	$7.15

September 30, 2006	$8.68	$6.44
June 30, 2006	$10.13	$7.16
March 31, 2006	$10.89	$7.05
December 31, 2005	$8.89	$5.70

Equity Compensation Plan Information

The following table sets forth as of September 30, 2007 certain information regarding our equity compensation plans.

	A		B		C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	1,020,518		$11.94		8,363,384	(1)
Equity compensation plans not approved by security holders (2)	252,767	(3)	$16.07	(3)	8,777,905	(4)

Total	1,273,285		$12.76		17,141,289

(1)	Includes 960,000 shares available for future purchase under the Ariba, Inc. Employee Stock Purchase Plan. Securities available for future issuance under the Ariba, Inc. 1999 Equity Incentive Plan (the “Incentive Plan”) exclude unvested shares of restricted common stock as of September 30, 2007.
(2)	See Note 9 of Notes to Consolidated Financial Statements for a narrative description of these plans.
(3)	Represents shares of common stock issuable pursuant to awards outstanding under equity compensation plans assumed by us in connection with our fiscal year 2000 acquisitions of TradingDynamics, Inc., Tradex, Inc. (“Tradex”) and SupplierMarket.com, Inc. and our fiscal year 2004 merger with FreeMarkets (the “Assumed Plans”).
(4)	Represents shares available for future issuance under the Assumed Plans. Securities available for future issuance under the Tradex 1999 Employee Stock Option/Stock Issuance Plan, which we assumed in connection with our fiscal year 2000 acquisition of Tradex, excludes unvested shares of restricted common stock as of September 30, 2007.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended September 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1, 2007 – July 31, 2007	615	$9.98	—
August 1, 2007 – August 31, 2007	140,268	9.23	—
September 1, 2007 – September 30, 2007	—	—	—

Total	140,883	$9.23	—

Stock Performance Graphs and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Morgan Stanley High Technology Index and the Standard and Poor’s 500 Index (the “S&P 500 Index”), for each of the last five fiscal years ended September 30, 2007, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends, if any. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The consolidated statements of operations data for each of the five fiscal years in the period ended September 30, 2007, and the consolidated balance sheet data as of the end of each such fiscal year, are derived from our consolidated financial statements (in thousands, except per share data). The operating results for any period should not be considered indicative of results for any future period.

	For the Years Ended September 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1):
Revenues:
License	$18,215	$23,914	$47,817	$65,654	$103,066
Subscription and maintenance	140,606	126,626	123,430	95,689	87,093
Services and other	142,846	145,476	151,796	84,455	46,539

Total revenues	301,667	296,016	323,043	245,798	236,698

Cost of revenues:
License	1,697	1,989	3,576	2,673	3,562
Subscription and maintenance (2)	32,709	27,039	27,628	22,428	22,682
Services and other (2)	112,918	129,562	125,222	70,044	36,737
Amortization of acquired technology and customer intangible assets	14,074	15,702	19,501	5,065	4,000

Total cost of revenues	161,398	174,292	175,927	100,210	66,981

Gross profit	140,269	121,724	147,116	145,588	169,717

Operating expenses:
Sales and marketing (2)	93,904	82,456	94,299	76,054	67,766
Research and development (2)	51,159	50,085	49,610	54,362	54,286
General and administrative (2)	39,780	32,850	34,725	26,680	34,842
Other income—Softbank	(13,564)	(13,585)	(9,490)	—	—
Amortization of other intangible assets	525	800	798	460	113,464
In-process research and development	—	—	—	100	—
Restructuring and integration (benefit) costs	(4,194)	26,321	41,248	16,803	5,350
Impairment of goodwill (3)	—	—	247,830	—	—
Litigation provision	—	—	37,000	—	—

Total operating expenses	167,610	178,927	496,020	174,459	275,708

Loss from operations	(27,341)	(57,203)	(348,904)	(28,871)	(105,991)
Interest and other income, net	14,301	10,935	5,863	2,808	5,729

Net loss before income taxes and minority interests	(13,040)	(46,268)	(343,041)	(26,063)	(100,262)
Provision (benefit) for income taxes	1,937	1,533	6,570	(294)	(92)
Minority interests in net income (loss) of consolidated subsidiaries	—	—	17	(539)	3,460

Net loss	$(14,977)	$(47,801)	$(349,628)	$(25,230)	$(103,630)

Net loss per share—basic and diluted (4)	$(0.21)	$(0.73)	$(5.49)	$(0.51)	$(2.34)

Weighted average shares used in computing net loss per share—basic and diluted (4)	70,106	65,924	63,655	49,625	44,381

	September 30,
	2007	2006 (as revised)	2005 (as revised)	2004 (as revised)	2003 (as revised)
Consolidated Balance Sheets Data (1)
Cash and cash equivalents, restricted cash, marketable securities and long-term investments	$183,046	$170,616	$147,435	$213,419	$235,173
Working capital (deficit) (5)	$35,880	$39,404	$17,989	$27,281	$(548)
Total assets	$583,586	$586,944	$594,239	$937,484	$462,725
Restructuring obligations, less current portion and deferred rent obligations	$74,734	$103,074	$90,540	$62,448	$49,894
Minority interests	$—	$—	$—	$19,547	$20,019
Total stockholders’ equity	$351,144	$333,023	$336,242	$653,090	$223,574

(1)	The consolidated statements of operations data and the consolidated balance sheet data as of and for each of the fiscal years in the five-year period ended September 30, 2007 reflect the following business combinations (all of which were accounted for using the purchase method of accounting):
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

(2)	In connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, and in accordance with Staff Accounting Bulletin (“SAB”) 107, we reclassified stock-based compensation for the three fiscal years ended September 30, 2005 of $19.6 million, $2.8 million and $2.2 million, respectively, into cost of revenues, sales and marketing, research and development and general administrative to conform with the current year presentation. The following table reflects stock-based compensation expense (benefit), net of the effects of cancellations, by operating expense category (in thousands):

	Year Ended September 30,
	2005	2004	2003
Cost of revenues—subscription and maintenance	$865	$68	$(278)
Cost of revenues—services and other	3,665	212	(451)
Sales and marketing	8,986	1,763	1,544
Research and development	2,398	271	272
General and administrative	3,690	474	1,074

Total	$19,604	$2,788	$2,161

(3)	We recorded a $247.8 million impairment charge to reduce goodwill in the year ended September 30, 2005.
(4)	The above information has been restated to reflect the one-for-six reverse split of our outstanding common stock effected on July 1, 2004.
(5)	In connection with a review of deferred revenue accounts in the year ended September 30, 2007, we made adjustments of $19.1 million, $14.3 million, $8.9 million and $22.9 million as of September 30, 2006, 2005, 2004 and 2003, respectively, to increase deferred revenue, current and decrease deferred revenue, less current portion and working capital. See also Notes 1 and 14 of Notes to Consolidated Financial Statements.

See Note 10 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share. We have paid no cash dividends during the five-year period ended September 30, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, including, without limitation, our expectations regarding our outlook and future revenues. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” and in “Outlook for Fiscal Year 2008” in this section. Except as required by law, we assume no obligation to update the forward-looking statements or our risk factors for any reason.

Recent Event

On September 20, 2007, we announced that we had signed an Agreement to acquire Procuri, a privately held company headquartered in Atlanta, Georgia. Procuri is a provider of on-demand supply management solutions. Under the terms of the Agreement, we will pay $93.0 million in consideration at closing, consisting of equal amounts of cash and stock, of which $14.0 million of the cash will be placed in escrow to secure indemnity obligations of Procuri stockholders. We will also assume and payoff approximately $8.9 million of Procuri’s debt. The transaction is expected to close in the latter part of the first quarter of fiscal year 2008.

Prior Period Adjustment

In connection with a review of our deferred revenue accounts in the year ended September 30, 2007, a $19.1 million adjustment was made to increase the September 30, 2006 deferred revenue, current and decrease deferred revenue, less current portion. The adjustment of deferred revenues corrected an error in the classification between deferred revenue, current and deferred revenues, less current portion. Total deferred revenues were not impacted by the adjustment. See also Notes 1 and 14 of Notes to Consolidated Financial Statements.

Overview of Our Business

Ariba is the leading provider of on-demand spend management solutions. Our solutions combine on-demand software, category expertise and services to help companies automate the procurement process and drive best practice processes that lower costs, improve profits and increase competitive advantage. Ariba® Spend Management™ solutions are easy to use, cost effective and quick to deploy, integrate seamlessly with ERP and other software systems and can be used by companies of all sizes across industries worldwide.

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

We have aligned our business model with the way we believe customers want to purchase and deploy spend management solutions. Customers may generally subscribe to our software products and services for a specified term, purchase a perpetual software license and/or pay for services on a time-and-materials basis, depending upon their business requirements. Our revenue is comprised of license fees, subscription and maintenance fees, and services and other fees. License revenue mainly consists of fees charged for the use of our software products under perpetual agreements. Subscription and maintenance revenue consists of fees charged for hosted on-demand software solutions and fees for product updates and support, as well as fees paid by suppliers for access to the Ariba Supplier Network. Services and other revenue consists of fees for implementation services, consulting services, managed services, training, education, premium support and other miscellaneous items, which are more fully described in “Business—Ariba Spend Management Expertise.”

Due to the different treatment of our revenue streams under applicable accounting guidance, each type of revenue has a different impact on our consolidated financial statements. Subscription fees for hosted on-demand software solutions are generally fixed for a specific period of time, and revenue is recognized ratably over the term. Therefore, a subscription license will result in significantly lower current-period revenue than an equal-sized perpetual license, but with revenue recognized in future periods. Similarly, maintenance fees are generally fixed for a specific period of time, and revenue is recognized ratably over the maintenance term. Maintenance contracts are typically entered into when new software licenses are purchased, at a percentage of the software license fee. In addition, most of our customers renew their maintenance contracts annually to continue receiving product updates and product support. Given the ratable revenue recognition and historically high renewal rates of our subscription and maintenance agreements, this revenue stream has generally been more stable over time than perpetual software license fees. Services revenues are driven by a contract, project or statement of work, in which the fees may be fixed for specific services to be provided over time or billed on a time and materials basis. The majority of our license fees are from perpetual software license sales. Revenue from these license sales is often recognized in the quarter that the software is delivered. Individual software license sales can be significant (greater than $1.0 million) and sales cycles are often lengthy and difficult to predict. As such, the timing of a few large software license transactions or the recognition of license revenue from these transactions can substantially affect our quarterly operating results.

These different revenue streams also carry different gross margins. Revenue from license fees tends to be high-margin revenue, and gross margins are often greater than 85%. Revenue from subscription and maintenance fees tends to be higher-margin revenue with gross margins typically around 75% to 80%. Subscription and maintenance fees are generally based on software products developed by us, which carry minimal marginal cost to reproduce and sell. Revenue from labor-intensive services and other fees tends to be lower-margin revenue, with gross margins typically in the 20% to 35% range. Our overall gross margins could fluctuate from period to period depending upon the mix of revenue. For example, a period with a higher mix of license revenue versus services revenue would drive overall gross margin higher and vice versa.

Overview of Fiscal Year 2007

Our software sales have shifted over time from predominantly perpetual licenses, with upfront revenue recognition, to more subscription or term licenses, with revenue recognition spread out over time. This trend contributed to our subscription revenues increasing and our license revenue declining in the year ended September 30, 2007. Our backlog of subscription software contracts increased during the year, which we anticipate will be recognized as revenue during fiscal year 2008 and beyond.

More specifically, license revenues of $18.2 million in the year ended September 30, 2007 were down 24% compared to the year ended September 30, 2006, while subscription and maintenance revenues of $140.6 million were up 11% compared to the year ended September 30, 2006. These changes were primarily due to a shift from perpetual software licenses to more subscription sales, as well as growth in overall software sales. Finally, services and other revenues of $142.8 million were down 2% compared to the year ended September 30, 2006.

As a result of these trends, we experienced a continued shift in our revenue mix, with license revenues contributing 6% of total revenues in the year ended September 30, 2007 compared to 8% in the year ended September 30, 2006, subscription and maintenance revenues contributing 47% of total revenues in the year ended September 30, 2007 compared to 43% in the year ended September 30, 2006, and services and other revenues contributing 47% of total revenues in the year ended September 30, 2007 compared to 49% in the year ended September 30, 2006. Our gross profit as a percentage of revenues improved to 46% in the year ended September 30, 2007 compared to 41% in the year ended September 30, 2006, primarily as a result of the improvement in gross margin from services and other revenues from 11% in the year ended September 30, 2006 to 21% in the year ended September 30, 2007 and due to the shift in our revenue mix (as the gross margin of software subscription and maintenance revenues is typically much higher than the gross margin of services revenues).

Operating expenses decreased to $167.6 million in the year ended September 30, 2007 compared to $178.9 million in the year ended September 30, 2006. The decrease in operating expenses is primarily attributable to a decrease in net restructuring costs of $30.5 million from the $26.3 million charge in the year ended September 30, 2006 to a $4.2 million benefit recorded in the year ended September 30, 2007 resulting from our execution of a sublease agreement in June 2007 and revisions of our estimates in the Northern California real estate market in fiscal years 2007 and 2006. The decrease in operating expenses is also attributed to an overall $8.8 million decrease in stock-based compensation ($6.6 million of the overall decrease is within operating expenses) primarily due to a change in the terms of the employee stock purchase plan in August 2006. These decreases in operating expenses were partially offset by a $6.6 million or 9% increase in compensation and benefits expense associated with an 11% increase in average sales and marketing, research and development and general and administrative headcount in supporting our transition to an on-demand model, an increase in sales commission due to reversals of $5.5 million in the year ended September 30, 2006 based on the expiration of statute of limitations (see Note 6 of Notes to Consolidated Financial Statements), a $4.9 million insurance reimbursement in the year ended September 30, 2006 related to litigation expenses, and an increase in intellectual property related legal expenses of $5.3 million. In sum, our total net expenses, including cost of revenue and other items, decreased to $316.6 million compared to $343.8 million in the year ended September 30, 2006, which caused a net loss for the year of $15.0 million compared to $47.8 million in the year ended September 30, 2006.

Outlook for Fiscal Year 2008

With our increased backlog, introduction of new offerings and continued shift in demand toward subscription sales, we expect continued growth in subscription revenue in fiscal year 2008 as compared to fiscal year 2007.

We believe that our success for fiscal year 2008 will depend largely on our ability to: (1) manage the continuing shift to an on-demand delivery model from both a product and a financial standpoint; (2) sell bundled solution offerings that include both technology and expert services; (3) renew our subscription or time-based revenues, including on-demand software fees, maintenance fees, and fees for certain services; (4) capitalize on new revenue opportunities, such as fees for the Ariba Supplier Network and selling on-demand spend management solutions to smaller and mid-market customers; and (5) complete our pending acquisition of Procuri and effectively manage the integration of its operations with our business.

We believe that key risks to our revenues in fiscal year 2008 include: our ability to introduce additional on-demand versions of our products in fiscal year 2008; our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; the impact of transitioning managed procurement customers to subscription software customers; our ability to generate organic growth; our deferral of services revenues as a result of including software implementation and other services as part of a sale with our subscription software solutions; the market acceptance of spend management solutions as a standalone market category; the overall level of information technology spending; our ability to close and recognize benefits from the Procuri acquisition; and potential declines in average selling prices. We believe that key risks to our future operating profitability include: our ability to maintain or grow our revenues; our ability to maintain adequate utilization of our services organization; our ability to renew sublease agreements and find new tenants for abandoned space; and the potential adverse impacts resulting from legal proceedings. Our prospects must be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in new and rapidly evolving markets and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

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

	Year Ended September 30,
	Percentage Change Year Over Year		Percentage of Total Revenues
	2007/2006	2006/2005	2007	2006	2005
Revenues:
License	(24)%	(50)%	6%	8%	15%
Subscription and maintenance	11	3	47	43	38
Services and other	(2)	(4)	47	49	47

Total revenues	2	(8)	100	100	100

Cost of revenues:
License	(15)	(44)	1	1	1
Subscription and maintenance	21	(2)	11	9	8
Services and other	(13)	3	37	44	39
Amortization of acquired technology and customer intangible assets	(10)	(19)	5	5	6

Total cost of revenues	(7)	(1)	54	59	54

Gross profit	15	(17)	46	41	46

Operating expenses:
Sales and marketing	14	(13)	31	28	29
Research and development	2	1	17	17	15
General and administrative	21	(5)	13	11	11
Other income—Softbank	(0)	(43)	(5)	(5)	(3)
Amortization of other intangible assets	(34)	0	0	0	0
Restructuring and integration (benefit) costs	NM	(36)	(1)	9	13
Goodwill impairment	—	NM	—	—	77
Litigation provision	—	NM	—	—	12

Total operating expenses	(6)	(64)	55	60	154

Loss from operations	52	84	(9)	(19)	(108)
Interest and other income, net	31	87	5	4	2

Net loss before income taxes and minority interests	72	87	(4)	(15)	(106)
Provision for income taxes	26	(77)	1	1	2
Minority interests in net income of consolidated subsidiaries	—	NM	—	—	0

Net loss	69%	86%	(5)%	(16)%	(108)%

“NM” means not meaningful

Comparison of the Fiscal Years Ended September 30, 2007, 2006 and 2005

Revenues

Please refer to Note 1 of Notes to Consolidated Financial Statements and “Application of Critical Accounting Policies and Estimates” below for a description of our accounting policy related to revenue recognition.

License

License revenues for the year ended September 30, 2007 were $18.2 million, a 24% decrease from license revenues of $23.9 million for the year ended September 30, 2006. This decrease is primarily attributable to a shift from perpetual license sales to more subscription sales. In the future, we believe that license revenues will continue to decline. See “Outlook for Fiscal Year 2008.” Prospectively, commencing in fiscal year 2008, we will present license revenues within services and other revenues.

License revenues for the year ended September 30, 2006 were $23.9 million, a 50% decrease from license revenues of $47.8 million for the year ended September 30, 2005. This decrease is primarily attributable to a shift from perpetual license sales to more subscription sales and the difficult selling environment for enterprise software applications in the year ended September 30, 2006.

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

Subscription and maintenance

Subscription and maintenance revenues for the year ended September 30, 2007 were $140.6 million, an 11% increase from subscription and maintenance revenues of $126.6 million for the year ended September 30, 2006. Subscription revenues consist mainly of fees for software access subscription and hosted software services. Subscription revenues for the year ended September 30, 2007 were $65.9 million compared to $51.8 million for the year ended September 30, 2006. The increase of $14.1 million, or 27%, was primarily due to growth in overall software bookings, a shift from perpetual license sales to more subscription sales and the growth of Ariba Supplier Network revenue. Maintenance revenues consist primarily of Ariba Buyer and Ariba Sourcing product maintenance fees. Maintenance revenues for the year ended September 30, 2007 were $74.7 million compared to $74.8 million for the year ended September 30, 2006. Although license revenues decreased 24% during the same period, maintenance renewal revenue on our installed base remains relatively consistent. We anticipate that subscription revenues will increase in fiscal year 2008 compared to fiscal year 2007, partially offset by modest declines of maintenance revenues in fiscal year 2008.

Subscription and maintenance revenues for the year ended September 30, 2006 were $126.6 million, a 3% increase from subscription and maintenance revenues of $123.4 million for the year ended September 30, 2005. Subscription revenues for the year ended September 30, 2006 were $51.8 million compared to $47.3 million for the year ended September 30, 2005. The increase of $4.5 million, or 10%, was primarily due to a shift from perpetual license sales to more subscription sales and the growth of Ariba Supplier Network revenue. Maintenance revenues for the year ended September 30, 2006 were $74.8 million compared to $76.1 million for the year ended September 30, 2005. The decrease of $1.3 million, or 2%, was primarily due to decreased maintenance renewal revenue. Although license revenues decreased 50% during the same period, maintenance renewal revenue on our installed base remains relatively consistent.

Services and other

Services and other revenues were $142.8 million for the year ended September 30, 2007, a 2% decrease from services and other revenues of $145.5 million for the year ended September 30, 2006. The decrease of $2.6 million in services and other revenues is primarily due to a decline in renewals of Sourcing services revenues in the year ended September 30, 2007 and a slight increase in the deferral of consulting services revenues in the year ended September 30, 2007 due to such services being bundled with other products or services without evidence of fair value. We anticipate that services and other revenues will decline in fiscal year 2008 compared to fiscal year 2007 due to the transition of managed procurement customers to subscription software customers.

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

Cost of Revenues

License

Cost of license revenues consists of product, delivery and royalty costs. Cost of license revenues for the year ended September 30, 2007 was $1.7 million, a 15% decrease from cost of license revenues of $2.0 million for the year ended September 30, 2006. The decrease was primarily due to a decrease in royalty costs associated with the 24% decrease in license revenues.

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

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for implementation and services, including stock-based compensation costs, hosting services, technical support, training personnel, facilities and equipment costs. Cost of subscription and maintenance revenues for the year ended September 30, 2007 was $32.7 million, a 21% increase from cost of subscription and maintenance revenues of $27.0 million for the year ended September 30, 2006. This increase is primarily the result of an increase in hosted support costs associated with the overall 27% increase in subscription revenues in the year ended September 30, 2007. We anticipate that cost of subscription and maintenance expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2008 compared to the year ended September 30, 2007.

Cost of subscription and maintenance revenues for the year ended September 30, 2006 was $27.0 million, a 2% decrease from cost of subscription and maintenance revenues of $27.6 million for the year ended September 30, 2005. This decrease is primarily due to a $1.6 million decrease in cost of maintenance revenues due to a slight decline in average support headcount, partially offset by an increase in stock-based compensation expense of $1.4 million primarily due to restricted stock grants in fiscal year 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock-based compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues was

$112.9 million for the year ended September 30, 2007, a 13% decrease from cost of services and other revenues of $129.6 million for the year ended September 30, 2006. This decrease of $16.6 million is primarily due to the following: (1) decreased compensation and benefits expense and travel expense of $3.9 million and $2.2 million, respectively, due to a slight decrease in average headcount resulting from our re-allocation of services personnel to sales efforts in fiscal year 2007 in managing our transition to an on-demand model; (2) decreased overhead costs of $5.2 million associated with the slight decrease in average headcount; (3) decreased stock-based compensation of $2.2 million primarily due to a change in the terms of the employee stock purchase plan in August 2006 whereby the option component of the plan was eliminated (see Note 1 of Notes to Consolidated Financial Statements) and a decrease in stock-based compensation expense related to restricted stock grants; and (4) decreased temporary and contract labor costs of $1.7 million primarily due to cost cutting efforts initiated in fiscal year 2007. We anticipate that cost of services and other revenues will decline as a percentage of revenues in the year ending September 30, 2008 compared to the year ended September 30, 2007 due to continued operational improvements in consulting and managed services.

Cost of services and other revenues was $129.6 million for the year ended September 30, 2006, a 3% increase from cost of services and other revenues of $125.2 million for the year ended September 30, 2005. This increase is primarily the result of an increase in stock-based compensation expense of $5.7 million, primarily due to restricted stock grants in fiscal year 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005. This was partially offset by a slight decrease in depreciation expense, primarily due to office and computer equipment reaching their respective maximum depreciable lives and a change in the estimated useful life of computer equipment in the year ended September 30, 2006 (see Note 1 of Notes to Consolidated Financial Statements).

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of assets associated with our fiscal year 2004 business combinations with Softface and FreeMarkets. This expense amounted to $14.1 million, $15.7 million and $19.5 million for the years ended September 30, 2007, 2006 and 2005, respectively, and primarily relates to our 2004 merger with FreeMarkets. The decreases in the years ended September 30, 2007 and 2006 are primarily attributable to assets reaching the end of their estimated useful lives.

Gross profit

Our gross profit as a percentage of revenues for the year ended September 30, 2007 was 46% compared to 41% for the year ended September 30, 2006. The increase in gross profit as a percentage of revenues was primarily due to an increase in services and other gross profit as a percentage of services and other revenues and due to the shift in our revenue mix (as the gross margin of software subscription and maintenance revenues is typically much higher than the gross margin of services revenues). Our gross profit of services and other as a percentage of services and other revenues for the year ended September 30, 2007 was 21% compared to 11% for the year ended September 30, 2006, primarily due to operational improvement in consulting and managed services.

Our gross profit as a percentage of revenues for the year ended September 30, 2006 was 41% compared to 46% for the year ended September 30, 2005. The decline in gross profit as a percentage of revenues was primarily due to a decrease in services and other gross profit as a percentage of services and other revenues. Our gross profit of services and other as a percentage of services and other revenues for the year ended September 30, 2006 was 11% compared to 18% for the year ended September 30, 2005.

Operating Expenses

Sales and marketing

Sales and marketing expenses include costs associated with our sales and marketing personnel and product marketing personnel and consist primarily of compensation and benefits, commissions and bonuses, stock-based compensation costs, promotional and advertising expenses, travel and entertainment expenses related to these personnel and the provision for doubtful accounts. Sales and marketing expenses for the year ended September 30, 2007 were $93.9 million, a 14% increase from sales and marketing expenses of $82.5 million for the year ended September 30, 2006. This increase of $11.4 million is primarily due to the following: (1) increased compensation and benefits expense of $6.2 million associated with an 18% increase in average sales and marketing headcount in supporting our transition to an on-demand model; (2) increased sales commissions of $5.9 million primarily associated with reversals of sales commission of $5.5 million in the year ended September 30, 2006 (see Note 6 of Notes to Consolidated Financial Statements); and (3) a $4.9 million insurance reimbursement in the year ended September 30, 2006 related to litigation expenses which had previously been charged to sales and marketing. These increases were partially offset by a decrease in stock-based compensation expense of $3.6 million primarily due to a change in the terms of the employee stock purchase plan in August 2006 whereby the option component of the plan was eliminated (see Note 1 of Notes to Consolidated Financial Statements) and a decrease in stock-based compensation expense related to restricted stock grants. We anticipate that sales and marketing expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2008 compared to the year ended September 30, 2007.

Sales and marketing expenses for the year ended September 30, 2006 were $82.5 million, a 13% decrease from sales and marketing expenses of $94.3 million for the year ended September 30, 2005. This decrease is primarily due to the following: (1) a $4.9 million insurance reimbursement in the year ended September 30, 2006 related to litigation expenses which had previously been charged to sales and marketing; (2) decreased legal expenses of $3.7 million resulting from litigation settled in fiscal year 2005; (3) decreased sales commissions of $3.3 million primarily due to a 6% decrease in average sales and marketing personnel and due to an increase in reversals of sales commission accruals (see Note 6 of Notes to Consolidated Financial Statements); (4) decreased bad debt expense of $3.5 million due to improvements in cash collections in the year ended September 30, 2006 and a change in estimate for calculation of the allowance for doubtful accounts, which reduced the allowance for doubtful accounts by approximately $480,000 in the year ended September 30, 2006; and (5) decreased marketing and advertising expenses of $2.3 million due to cost cutting measures initiated in fiscal year 2005. These decreases were partially offset by an increase in stock-based compensation expense of $4.7 million primarily due to restricted stock grants in fiscal year 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005.

Research and development

Research and development expenses include costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily included compensation and benefits, stock-based compensation costs, consulting costs and the cost of software development tools and equipment. Research and development expenses for the year ended September 30, 2007 were $51.2 million, a 2% increase from research and development expenses of $50.1 million for the year ended September 30, 2006. The increase of $1.1 million is primarily due to an increase in compensation and benefits expense of $1.6 million or 7% due to an 8% increase in average headcount and a $739,000 increase in consulting expense related to the continued development of our on-demand solutions in fiscal year 2007. These increases were partially offset by a decrease in stock-based compensation expense of $1.5 million primarily due to a change in the terms of the employee stock purchase plan in August 2006 whereby the option component of the plan was eliminated (see Note 1 of Notes to Consolidated Financial Statements) and a decrease in stock-based compensation expense related to restricted stock grants. We anticipate that research and development expenses will slightly decline as a percentage of revenues in the year ending September 30, 2008 compared to the year ended September 30, 2007.

Research and development expenses for the year ended September 30, 2006 were $50.1 million, a 1% increase from research and development expenses of $49.6 million for the year ended September 30, 2005. The increase is primarily due an increase in stock-based compensation expense of $4.3 million primarily due to restricted stock grants in fiscal year 2006 and the stock option exchange program completed in the fourth quarter of fiscal year

2005. The increase was partially offset by a decrease in compensation and benefits of $3.3 million resulting from a 4% decrease in average research and development headcount and a slight decrease in depreciation expense primarily due to office and computer equipment reaching their respective maximum depreciable lives and a change in the estimated useful life of computer equipment in the year ended September 30, 2006.

General and administrative

General and administrative expenses include costs for executive, finance, human resources, information technology, legal and administrative support functions, and primarily include compensation and benefits, stock-based compensation costs and professional services costs. General and administrative expenses for the year ended September 30, 2007 were $39.8 million, a 21% increase from general and administrative expenses of $32.9 million for the year ended September 30, 2006. This increase of $6.9 million is primarily due to the following: (1) an increase in intellectual property related legal expenses of $5.3 million associated with legal expenses related to patent infringement matters; and (2) increased overhead and salaries expense of $1.1 million and $1.0 million, respectively, associated with an 8% increase in average general and administrative headcount in supporting the transition to an on-demand model. These increases were partially offset by a decrease in stock-based compensation expense of $1.3 million primarily due to a change in the terms of the employee stock purchase plan in August 2006 whereby the option component of the plan was eliminated (see Note 1 of Notes to Consolidated Financial Statements) and a decrease in stock-based compensation expense related to restricted stock grants. We anticipate that general and administrative expenses will decline as a percentage of revenues in the year ending September 30, 2008 compared to the year ended September 30, 2007 due to reduced legal expenses.

General and administrative expenses for the year ended September 30, 2006 were $32.9 million, a 5% decrease from general and administrative expenses of $34.7 million for the year ended September 30, 2005. This decrease is primarily due to (1) a decrease in legal expenses of $5.0 million related to a patent infringement matter settled in February 2005; (2) a decrease in compensation and benefits of $1.9 million primarily due to a decrease in severance payouts associated with terminated employees in the year ended September 30, 2005; and (3) a decrease in depreciation expense of $1.6 million primarily due to office and computer equipment reaching their respective maximum depreciable lives, a change in the estimated useful life of computer equipment in the year ended September 30, 2006 and an adjustment to depreciation expense of $455,000 related to a prior period. We assessed our findings with respect to the prior period item using the guidance of SAB 99, and concluded that the amount of the error was immaterial to fiscal year 2006 and the prior period. These decreases were partially offset by an increase in stock-based compensation expense of $5.5 million due to restricted stock grants in fiscal year 2006 and the stock option exchange program completed in the fourth quarter of fiscal year 2005 and an increase of $710,000 related to a property tax audit assessment on facilities in California related to calendar years 2001 through 2004. See Note 6 of Notes to Consolidated Financial Statements for further discussion.

Other income—Softbank

During the years ended September 30, 2007, 2006 and 2005, we recorded $13.6 million, $13.6 million and $9.5 million, respectively, of income from the settlement with Softbank entered into in October 2004. The $37.0 million of deferred income recorded upon the settlement with Softbank is being recognized into income, starting in January 2005, over the remaining term of the three-year license that ended in October 2007. For further discussion, see Note 12 of Notes to Consolidated Financial Statements. We anticipate that other income—Softbank in the year ending September 30, 2008 will be approximately $566,000.

Amortization of other intangible assets

Amortization of other intangible assets was $525,000, $800,000 and $798,000 in the years ended September 30, 2007, 2006 and 2005, respectively. These amounts consisted of the amortization of trade name/trademark and order backlog resulting from our merger with FreeMarkets and our acquisitions of Softface and Alliente. The decrease in the year ended September 30, 2007 is primarily attributable to assets reaching the end of their estimated useful lives.

Restructuring and integration costs

For the year ended September 30, 2007, we recorded a net benefit to operations of $4.2 million. In June 2007, we entered into an amendment with Juniper Networks, Inc. (“Juniper”), the successor in interest to NetScreen Technologies, Inc. (“NetScreen”) to the sublease dated as of October 18, 2002 between Ariba and NetScreen. Pursuant to the amendment, Juniper agreed to renew its sublease of approximately 177,000 square feet of space at our Sunnyvale, California headquarters through January 2013. In addition, Juniper agreed, effective October 10, 2007, to lease approximately 89,000 square feet of additional space at our Sunnyvale, California headquarters through January 2013. Our Chief Executive Officer, Robert Calderoni, is also on the Board of Directors of Juniper and he abstained from voting on Ariba’s Board of Directors approval of the lease agreement. Also in June 2007, we revised our estimates for rental rate projections and sub-lease commencement dates to reflect current market conditions primarily in the Northern California real estate market. The impact of the execution of the sublease agreement with Juniper was a benefit to operations of approximately $7.4 million and the impact of the revised estimated rental rate projections and sub-lease commencement dates was a charge to operations of $3.2 million, resulting in a net benefit to operations of $4.2 million in the year ended September 30, 2007.

For the year ended September 30, 2006, we recorded a charge to operations of $26.3 million for restructuring and integration costs, which is comprised of the following: (1) in June 2006, we revised our estimates for rental rate projections to reflect current market conditions primarily in the Northern California real estate market and sublease commencement dates, resulting in a charge of $24.4 million; (2) severance and related benefits of $273,000 resulting from our goal to better align expenses with our revenue levels and to enable us to invest in certain strategic growth; (3) property taxes of $942,000 related to abandoned facilities in California based on a property tax audit assessment related to calendar years 2001 through 2004 (see Note 6 of Notes to Consolidated Financial Statements); and (4) an adjustment to our restructuring obligation of $730,000 related to a prior period. We assessed our findings with respect to the prior period item using the guidance of SAB 99, and concluded that the amount of the error was immaterial to fiscal year 2006 and the prior period.

For the year ended September 30, 2005, we recorded a charge to operations of $41.2 million for restructuring and integration costs, which is comprised of the following: (1) in June 2005, we revised our estimates for sublease rental projections resulting in a charge of $31.8 million; (2) severance and related benefits of $3.8 million resulting from our goal to better align expenses with our revenue levels and to enable us to invest in certain strategic growth initiatives; (3) severance and related benefits of $1.6 million for terminated employees and legal and consulting costs of $1.3 million in connection with the merger with FreeMarkets in order to improve our post-merger competitiveness and productivity; (4) a $1.6 million adjustment to our restructuring obligation in March 2005 that was related to a prior period (based on the guidance in SAB 99, we concluded that the amount of the prior period error was immaterial to fiscal years 2005 and 2004); and (5) in July 2005, we reassessed our office space in Pittsburgh, Pennsylvania and ceased use of one of the floors we lease through 2010, which resulted in a charge of $1.2 million.

Goodwill impairment

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform a test for impairment on an annual basis or as events and circumstances indicate that goodwill or other intangible assets may be impaired and that the carrying values may not be recoverable. We perform our annual assessment for impairment in the fourth quarter of each fiscal year. In June 2005, based on a combination of factors, particularly: (1) our market capitalization at that time; (2) our then current and projected operating results; (3) significant trends in the enterprise software industry; and (4) our decision to reduce our workforce and eliminate excess facility space, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We determined that our estimated fair value was less than the recorded amount of our net assets, thereby necessitating that we assess our recorded goodwill for impairment. As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the Company to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, we concluded that goodwill was impaired in the amount of $247.8 million. We performed the annual assessment in the fourth quarter of fiscal years 2007, 2006 and 2005, and no further indication of goodwill impairment was noted.

Litigation provision

We recorded a $37.0 million provision related to the settlement of our patent infringement litigation during the year ended September 30, 2005.

Interest and other income, net

Interest and other income, net for the year ended September 30, 2007 was $14.3 million, an increase of $3.4 million from interest and other income, net of $10.9 million for the year ended September 30, 2006. The increase is primarily attributable to the following: (1) an increase in interest income of $2.6 million due to an overall increase in the rate of return on marketable investments and an increase in average cash and marketable securities balances in fiscal year 2007; (2) a net realized gain of $2.2 million associated with the repatriation of cash from Ariba Korea, Ltd. (“Ariba Korea”) and the substantial liquidation of the entity in the year ended September 30, 2007; (3) an increase in foreign currency transaction gains in the amount of $1.3 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries due to the U.S. dollar weakening against the Euro and British Pound; and (4) a net realized gain associated with currency translation adjustments of $425,000 due to the substantial liquidation of FreeMarkets s.a./n.v., the former FreeMarkets entity in Belgium, in the year ended September 30, 2007. These amounts were partially offset by a gain of $1.9 million in the year ended September 30, 2006 related to the settlement of a legal matter assumed in the merger with FreeMarkets and the release of a tax reserve of $800,000 in the year ended September 30, 2006.

Interest and other income, net for the year ended September 30, 2006 was $10.9 million, an increase of $5.1 million from interest and other income, net of $5.9 million for the year ended September 30, 2005. The increase is primarily attributable to the following: (1) an increase in interest income of $3.5 million due to an overall increase in the rate of return on marketable investments; (2) a gain of $1.9 million in the year ended September 30, 2006 related to the settlement of a legal matter assumed in the merger with FreeMarkets; (3) the release of a tax reserve of $800,000 in the year ended September 30, 2006; (4) a $445,000 payroll tax refund in the year ended September 30, 2006 related to a former FreeMarkets subsidiary; (5) a realized gain of approximately $300,000 in the year ended September 30, 2006 on an investment in a public company; and (6) realized losses of approximately $400,000 in the year ended September 30, 2005 on sales of marketable investments. These amounts were partially offset by a realized net gain on a Japanese Yen cash flow hedge in the amount of $2.3 million in the year ended September 30, 2005.

Provision for income taxes

We recorded income tax provisions of $1.9 million, $1.5 million and $6.6 million for the years ended September 30, 2007, 2006 and 2005, respectively. The increase in the year ended September 30, 2007 is primarily attributable to an increase in withholding taxes associated with the repatriation of cash from Ariba Korea in the year ended September 30, 2007. The decrease in the year ended September 30, 2006 is primarily attributable to the $4.8 million tax effect related to the buy-out of the minority interests from Softbank in October 2004 and $554,000 recorded for the repatriation of cash from Ariba Korea in the year ended September 30, 2005, partially offset by a slight increase in foreign income taxes.

Utilization of our net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations imposed by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of our federal and state net operating loss and tax credit carryforwards before utilization.

As of September 30, 2007, we had net operating loss carryforwards for federal, state and foreign tax purposes of approximately $1.4 billion, $760.0 million and $4.2 million, respectively, before consideration of any annual limitations as described above. The federal, state and foreign net operating loss carryforwards expire in various years from fiscal year 2010 through fiscal year 2027, from fiscal year 2008 through fiscal year 2027 and from fiscal year 2010 through fiscal year 2013, respectively. As of September 30, 2007, we had research credit carryforwards for federal and state tax purposes of approximately $39.0 million and $25.1 million, respectively. If not utilized, the federal research credit carryforwards will expire in various years from fiscal year 2010 through fiscal year 2023. The state research credit carryforwards will continue indefinitely, except for approximately $244,000, which will expire in fiscal year 2018. We also had manufacturer’s credit carryforwards as of September 30, 2007 for state tax purposes of approximately $2.0 million, which will expire in various years from fiscal year 2008 through fiscal year 2012. Our net operating loss and tax credit carryforwards include net operating loss and research credit carryforwards of approximately $250.3 million and $5.1 million, respectively, generated by FreeMarkets, which are subject to annual limitations which could reduce or defer the utilization of those losses and credits.

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

Liquidity and Capital Resources

As of September 30, 2007, we had $153.0 million in cash, cash equivalents, marketable securities and long-term investments and $30.0 million in restricted cash, for total cash, cash equivalents, marketable securities, long-term investments and restricted cash of $183.0 million. Our working capital on September 30, 2007 was $35.9 million. All significant cash, cash equivalents, marketable securities and long-term investments are held in accounts in the United States. As of September 30, 2006, we had $138.8 million in cash, cash equivalents, marketable securities and long-term investments and $31.8 million in restricted cash, for total cash, cash equivalents, marketable securities, long-term investments and restricted cash of $170.6 million. Our working capital on September 30, 2006 was $39.4 million.

The increase in total cash, cash equivalents, marketable securities, long-term investments and restricted cash of $12.4 million in the year ended September 30, 2007 is primarily attributable to our results of operations, excluding non-cash charges for stock-based compensation of $32.4 million, depreciation and amortization expense of $21.6 million and non-cash income of $13.6 million from the Softbank transaction. The increase in cash, cash equivalents, marketable securities, long-term investments and restricted cash is also attributable to continued improved cash collections on outstanding accounts receivable in the year ended September 30, 2007.

Net cash from operating activities was $16.6 million for the year ended September 30, 2007, compared to net cash from operating activities of $22.5 million for the year ended September 30, 2006. Cash flows from operating activities decreased $6.0 million primarily due to a higher net loss excluding non-cash charges and a $2.0 million increase in payments on lease abandonment accruals due to a payment of $5.4 million associated with surrendering the abandoned space in Pittsburgh, Pennsylvania, partially offset by a decline of $3.4 million associated with the Mountain View, California lease that expired in October 2007.

Net cash from operating activities was $22.5 million for the year ended September 30, 2006, compared to net cash used in operating activities of $68.7 million for the year ended September 30, 2005. Cash flows from operating activities increased $91.2 million primarily due to the following: (1) an increase of $37.0 million associated with the ePlus settlement in February 2005; (2) an increase of $23.0 million associated with the net Softbank activity. In the year ended September 30, 2005, we returned $43.0 million of the interim payments received in connection with the Softbank arbitration proceedings, which represented the amounts owed to Ariba for software and support under the strategic relationship with Softbank, and received $20.0 million from Softbank for a three-year software license of the Ariba Sourcing and Ariba Analysis product lines; (3) an increase from a $4.9 million insurance reimbursement related to litigation matters in the nine months ended September 30, 2006; (4) an increase from reduced cash payments of restructuring obligations of $9.1 million in the year ended September 30, 2006 as compared to the year ended September 30, 2005, primarily for severance and benefit costs as part of the restructuring program in fiscal year 2004 to realign our business model with FreeMarkets; (5) an increase from improved results of operations, excluding non-cash charges, in the year ended September 30, 2006 as compared to the year ended September 30, 2005; and (6) an increase from improved collections on outstanding accounts receivable in the year ended September 30, 2006 as compared to the year ended September 30, 2005. These items were partially offset by a $12.4 million payment received from a subtenant in the year ended September 30, 2005.

Net cash used in investing activities was $11.0 million for the year ended September 30, 2007, compared to net cash used in investing activities of $37.1 million for the year ended September 30, 2006. The decrease is primarily attributable to the decrease in purchases of investments, net of sales of $27.9 million, partially offset by an increase in capital expenditures of $2.3 million due to purchases of computer equipment in the year ended September 30, 2007.

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

Net cash provided by financing activities was $3.0 million for the year ended September 30, 2007, compared to net cash provided by financing activities of $5.0 million for the year ended September 30, 2006. The repurchase of common stock in both periods represents shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees. Proceeds from the issuance of common stock in both periods is attributed to stock option exercises and the employee stock purchase program. The decrease in net cash provided by financing activities in the year ended September 30, 2007 of $2.0 million is attributed to a change in the terms of the employee stock purchase plan in August 2006 whereby the option component of the plan was eliminated (see Note 1 of Notes to Consolidated Financial Statements for further discussion).

Net cash provided by financing activities was $5.0 million for the year ended September 30, 2006, compared to net cash provided by financing activities of $11.8 million for the year ended September 30, 2005. The decrease in net cash provided by financing activities in the year ended September 30, 2006 of $6.8 million is attributed to a $3.0 million increase in the repurchase of common stock as a result of statutory tax withholding incurred upon the vesting of restricted shares of common stock held by employees and a $3.8 million decrease in proceeds from stock option exercises and the employee stock purchase plan due to offering our employees the opportunity to exchange outstanding stock options for restricted shares of our common stock in the year ended September 30, 2005.

As of September 30, 2007, we did not have any commitments for capital expenditures.

Contractual obligations

Our primary contractual obligations are under our operating leases and letters of credit which are discussed below.

In March 2000, we entered into a facility lease agreement for 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for our headquarters. The operating lease term commenced in 2001 and ends in January 2013. We occupy 191,000 square feet in this facility, and currently sublease two buildings totaling 356,000 square feet to third parties. These subleases expire in August 2008 and January 2013. The remaining 169,000 square feet is available for sublease. See Note 15 of Notes to Consolidated Financial Statements. Minimum monthly lease payments are $3.0 million and escalate annually, with the total future minimum lease payments amounting to $217.1 million over the remaining lease term. As part of this lease agreement, we are required to issue standby letters of credit backed by cash equivalents, totaling $29.3 million as of September 30, 2007, as a form of security through fiscal year 2013. Also, we are required by other lease agreements to hold an additional $660,000 of standby letters of credit, which are cash collateralized. These instruments are issued by our banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $30.0 million is classified as restricted cash on our consolidated balance sheet as of September 30, 2007.

We also occupy 91,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. This location consists principally of our services organization and administrative activities.

Future minimum lease payments and sublease income under noncancelable operating leases for the next five years and thereafter are as follows as of September 30, 2007 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income	Net Obligations
2008	$43,985	$(8,293)	$35,692
2009	43,966	(7,227)	36,739
2010	44,732	(7,591)	37,141
2011	45,404	(7,957)	37,447
2012	46,911	(8,326)	38,585
Thereafter	28,093	(2,724)	25,369

Total	$253,091	$(42,118)	$210,973

The above table represents our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the specific timing and actual amounts of payments.

Of the total operating lease commitments as of September 30, 2007 noted above, $100.9 million is for occupied properties and $152.2 million is for abandoned properties, which are a component of the restructuring obligation.

Other than the lease commitments and letters of credit discussed above, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of September 30, 2007.

Off-balance sheet arrangements

We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

Anticipated cash flows

We expect to incur significant operating costs, particularly related to services delivery costs, sales and marketing, research and development and restructuring costs, for the foreseeable future in order to execute our business plan. We anticipate that such operating costs, as well as the pending acquisition of Procuri, will constitute a use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenues, our ability to manage infrastructure costs, the outcome of our subleasing activities related to abandoned excess leased facilities and ongoing regulatory and legal proceedings.

We believe our existing cash, cash equivalents and investment balances, together with anticipated cash flow from operations, should be sufficient to meet our working capital and operating resource requirements for at least the next twelve months. Should we find it necessary to obtain additional funds, we may not be able to obtain additional financing on favorable terms or at all. See “Risk Factors.”

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

Revenue recognition

Substantially all of our revenues are derived from three sources: (i) providing subscription software solutions on either a multi-tenant or single tenant basis and associated technical support and product updates, otherwise known as subscription and maintenance; (ii) providing services, including implementation services, consulting services, training, education, premium support and other miscellaneous services; and (iii) licensing perpetual software. The significant majority of our standard end user license agreements provide for use of our software under a time-based license based on the number of users or other usage criteria. We license our software in multiple element arrangements in which the customer typically purchases a combination of some or all of the following: (i) software solutions, either on a standalone or on-demand basis; (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and unspecified product updates typically over a period of one year or over the term of the license; and (iii) a services arrangement, on either a fixed fee for access to specific services over time or a time and materials basis.

We license our products through our direct sales force and indirectly through resellers. Sales made through resellers are generally recognized at the time that we have received persuasive evidence of an end user customer. The license agreements for our products generally do not provide for a right of return, and historically product returns have not been significant. We do not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancel have expired. Direct sales force commissions are included as sales and marketing expense at the time of sale, when the liability is incurred and is reasonably estimable.

We recognize revenue in accordance with SAB 104, Revenue Recognition, Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables, EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and collectibility is probable. If fees are not “fixed or determinable,” revenue is recognized when fees are due and payable. If collectibility is not considered probable at the inception of the arrangement, we do not recognize revenue until the fee is collected.

We allocate revenue to each element in a multiple element arrangement based on its respective fair value. Our determination of the fair value of each element in a multiple element arrangement accounted for under SOP 97-2 is based on vendor-specific objective evidence (“VSOE”) of fair value, which is limited to the price when sold separately. VSOE or other methods of determining fair value that are allowable under EITF 00-21 are utilized for multiple element arrangements that are not subject to SOP 97-2.

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

In circumstances where we provide consulting services as part of a multi-element arrangement with software solutions, both the software solution revenue and service revenue are recognized under the lesser of proportional performance method based on hours or ratable over the term of the license.

Deferred revenue includes amounts received from customers for which revenue has not been recognized, and generally results from deferred subscription, maintenance and support, hosting, consulting or training services not yet rendered and recognizable under EITF 00-21 and license revenue deferred until all requirements of SOP 97-2 are met. Deferred revenue is recognized as revenue upon delivery of the product, as services are rendered, or as other requirements under SAB 104, EITF 00-21 or SOP 97-2 are satisfied. Deferred revenue excludes contract amounts for which payment has yet to be collected. Likewise, accounts receivable excludes amounts due from customers for which revenue has been deferred.

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

Recoverability of goodwill

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines in the past. In June 2005, based on a combination of factors, particularly: (1) our market capitalization at that time; (2) our then current and projected operating results; (3) significant trends in the enterprise software industry; and (4) our decision to reduce our workforce and eliminate excess facility space, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. We determined that our estimated fair value was less than the recorded amount of our net assets, thereby necessitating that we assess our recorded goodwill for impairment. As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the Company to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, we concluded that goodwill was impaired in the amount of $247.8 million. We performed the annual assessment in the fourth quarter of fiscal years 2007 and 2006 and no further indication of goodwill impairment was noted. The remaining balance of goodwill is $326.1 million as of September 30, 2007, and there can be no assurances that future goodwill impairments will not occur.

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

Lease abandonment costs

We initially recorded a significant restructuring charge in the third quarter of fiscal year 2001 upon abandoning certain operating leases as part of a program to restructure our operations and related facilities. In the years ended September 30, 2004, 2003 and 2002, we revised our original estimates and expectations for our corporate headquarters and field offices disposition efforts as a result of changed estimates of sublease rental projections.

During the year ended September 30, 2005, we revised our estimates for sublease rental projections resulting in a charge of $31.8 million. We also recorded a $1.6 million adjustment to our restructuring obligation in March 2005 that was related to a prior period. Based on the guidance in SAB 99, we concluded that the amount of the prior period error was immaterial to fiscal years 2005 and 2004. In July 2005, we re-assessed our office space in Pittsburgh, Pennsylvania and ceased use of one of the floors we leased through 2010, which resulted in a charge of $1.2 million. Finally, we recorded a $1.2 million adjustment to the restructuring obligation due to the closure of an excess legacy FreeMarkets facility. This restructuring adjustment was considered part of purchase accounting for FreeMarkets and was recorded as an adjustment to goodwill.

During the year ended September 30, 2006, we revised our estimates for sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market and sublease commencement dates, resulting in a charge of $24.4 million. The remaining charge in the year ended September 30, 2006 was related to property taxes of $942,000 based on a property tax audit assessment related to calendar years 2001 through 2004 (see Note 6 of Notes to Consolidated Financial Statements for further discussion) and an adjustment to the Company’s restructuring obligation related to a prior period. The cumulative understatement of expenses for periods prior to the year ended September 30, 2006 was approximately $730,000. We concluded that the effect of the adjustment was not material to fiscal year 2006 and the prior periods. We recorded the cumulative understatement as an increase in restructuring and integration expense and to total operating expenses during the year ended September 30, 2006. During the year ended September 30, 2006, we also recorded a $472,000 decrease to the restructuring obligation due to the assignment of a lease of an excess legacy FreeMarkets facility. The reversal of the remaining obligation related to this facility was recorded as a decrease to goodwill.

During the year ended September 30, 2007, we recorded a net benefit to operations of $4.2 million. In June 2007, we entered into an amendment with Juniper, the successor in interest to NetScreen to the sublease dated as of October 18, 2002 between Ariba and NetScreen. Pursuant to the amendment, Juniper agreed to renew its sublease of approximately 177,000 square feet of space at our Sunnyvale, California headquarters through January 2013. In addition, Juniper agreed, effective October 10, 2007, to lease approximately 89,000 square feet of additional space at our Sunnyvale, California headquarters through January 2013. Also in June 2007, we revised our estimates for rental rate projections and sub-lease commencement dates to reflect current market conditions primarily in the Northern California real estate market. The impact of the execution of the sublease agreement with Juniper was a benefit to operations of approximately $7.3 million and the impact of the revised estimated rental rate projections and sub-lease commencement dates was a charge to operations of $3.2 million, resulting in a net benefit to operations of $4.1 million in the year ended September 30, 2007.

Lease abandonment costs for the abandoned facilities were estimated to include remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sublessees and sublease rates using market trend information analyses provided by a commercial real estate brokerage firm retained by us. We review these estimates each quarterly reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. See Notes 6 and 15 of Notes to Consolidated Financial Statements.

As of September 30, 2007, we had contractual commitments of $152.2 million for abandoned properties. Our lease abandonment accrual is net of $71.3 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $42.1 million as of September 30, 2007 and the remainder of anticipated sublease income represents management’s estimate of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at September 30, 2007, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on our operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on our Sunnyvale, California headquarters by approximately $3.1 million as of September 30, 2007.

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

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We develop products primarily in the United States and India and market our products primarily in the United States, Europe and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If any of the events described above were to occur, our net sales could be seriously impacted, since a large portion of our net sales are derived from international operations. For the years ended September 30, 2007, 2006 and 2005, approximately 29%, 30% and 28%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of September 30, 2007 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain (Loss) in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	1,500	$2,078	$(61)
Japanese Yen	Sell	125,000	1,099	2
Swiss Franc	Buy	1,000	857	5
Czech Koruna	Buy	15,000	770	12
Singapore Dollar	Buy	900	610	1
British Pound	Buy	300	609	5

Total			$6,023	$(36)

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of September 30, 2007.

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

	Year Ending September 30, 2008	Year Ending September 30, 2009	Year Ending September 30, 2010	Year Ending September 30, 2011	Year Ending September 30, 2012	Thereafter	Total
Cash equivalents	$44,424	$—	$—	$—	$—	$—	$44,424
Average interest rate	5.16%	—	—	—	—	—	5.16%
Investments	$—	$—	$8,048	$—	$—	$83,667	$91,715
Average interest rate	—	—	5.81%	—	—	5.96%	5.95%
Restricted cash	$820	$—	$—	$—	$—	$29,200	$30,020
Average interest rate	4.63%	—	—	—	—	4.83%	4.82%

Total investment securities	$45,244	$—	$8,048	$—	$—	$112,867	$166,159

The table above does not include uninvested cash of $16.9 million held as of September 30, 2007. Total cash, cash equivalents, marketable securities, long-term investments and restricted cash as of September 30, 2007 was $183.0 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and the related notes thereto, of the Company and the Reports of Independent Registered Public Accounting Firms are filed as a part of this Form 10-K.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Ariba, Inc.

We have audited the accompanying consolidated balance sheets of Ariba, Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ariba, Inc. and subsidiaries as of September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ariba, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective October 1, 2005.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

November 13, 2007

Report of KPMG LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ariba, Inc.:

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Ariba, Inc. and subsidiaries for the year ended September 30, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

December 6, 2005

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2007	September 30, 2006 as revised (1)
ASSETS
Current assets:
Cash and cash equivalents	$61,311	$51,997
Marketable securities	83,667	86,769
Restricted cash	820	1,550
Accounts receivable, net of allowance for doubtful accounts of $1,973 and $3,011 in 2007 and 2006, respectively	29,130	31,664
Prepaid expenses and other current assets	10,743	11,157

Total current assets	185,671	183,137
Property and equipment, net	20,230	19,830
Long-term investments	8,048	—
Restricted cash, less current portion	29,200	30,300
Goodwill	326,101	326,101
Other intangible assets, net	10,461	25,060
Other assets	3,875	2,516

Total assets	$583,586	$586,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,882	$9,863
Accrued compensation and related liabilities	24,192	24,694
Accrued liabilities	18,976	21,589
Restructuring obligations	19,065	14,888
Deferred revenue	76,110	59,127
Deferred income—Softbank	566	13,572

Total current liabilities	149,791	143,733
Deferred rent obligations	22,628	22,668
Restructuring obligations, less current portion	52,106	80,406
Deferred revenue, less current portion	7,917	6,549
Deferred income—Softbank, less current portion	—	565

Total liabilities	232,442	253,921

Commitments and contingencies (Note 6)

Stockholders’ equity:
Convertible preferred stock, $.002 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.002 par value; 1,500,000 shares authorized; 78,628 and 75,411 shares issued and outstanding as of September 30, 2007 and 2006, respectively	157	151
Additional paid-in capital	5,067,993	5,032,538
Accumulated other comprehensive income	1,112	3,475
Accumulated deficit	(4,718,118)	(4,703,141)

Total stockholders’ equity	351,144	333,023

Total liabilities and stockholders’ equity	$583,586	$586,944

(1)	The Company has adjusted the September 30, 2006 deferred revenue, current and deferred revenue, less current portion from amounts that were previously reported. See Note 1 of Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended September 30,
	2007	2006 (1)	2005 (1)
Revenues:
License	$18,215	$23,914	$47,817
Subscription and maintenance	140,606	126,626	123,430
Services and other	142,846	145,476	151,796

Total revenues	301,667	296,016	323,043

Cost of revenues:
License	1,697	1,989	3,576
Subscription and maintenance	32,709	27,039	27,628
Services and other	112,918	129,562	125,222
Amortization of acquired technology and customer intangible assets	14,074	15,702	19,501

Total cost of revenues	161,398	174,292	175,927

Gross profit	140,269	121,724	147,116

Operating expenses:
Sales and marketing	93,904	82,456	94,299
Research and development	51,159	50,085	49,610
General and administrative	39,780	32,850	34,725
Other income—Softbank	(13,564)	(13,585)	(9,490)
Amortization of other intangible assets	525	800	798
Restructuring and integration (benefit) costs	(4,194)	26,321	41,248
Goodwill impairment	—	—	247,830
Litigation provision	—	—	37,000

Total operating expenses	167,610	178,927	496,020

Loss from operations	(27,341)	(57,203)	(348,904)
Interest and other income, net	14,301	10,935	5,863

Net loss before income taxes and minority interests	(13,040)	(46,268)	(343,041)
Provision for income taxes	1,937	1,533	6,570
Minority interests in net income loss of consolidated subsidiaries	—	—	17

Net loss	$(14,977)	$(47,801)	$(349,628)

Net loss per share—basic and diluted	$(0.21)	$(0.73)	$(5.49)

Weighted average shares used in computing net loss per share—basic and diluted	70,106	65,924	63,655

Comprehensive loss:
Net loss	$(14,977)	$(47,801)	$(349,628)

Unrealized (loss) gain on investments	(510)	128	(159)
Foreign currency translation adjustment	772	626	1,509
Cash flow hedge	—	(290)	27

Other comprehensive income	262	464	1,377

Comprehensive loss	$(14,715)	$(47,337)	$(348,251)

(1)	The Company made certain reclassifications to prior year amounts to conform to the current year presentation, none of which affected net loss or net loss per share. See Note 1 of Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at October 1, 2004	62,571,747	$125	$4,963,002	$(5,959)	$1,634	$(4,305,712)	$653,090
Exercise of stock options	983,041	2	5,269	—	—	—	5,271
Issuance of common stock	1,037,607	2	6,645	—	—	—	6,647
Issuance of restricted stock, net of cancellations	7,161,794	14	49,059	(49,073)	—	—	—
Exchange and retirement of employee-owned mature stock for taxes	(17,508)	—	(119)	—	—	—	(119)
Modification of employee stock options	—	—	109	171	—	—	280
Amortization of stock-based compensation	—	—	—	19,324	—	—	19,324
Unrealized investment loss, net	—	—	—	—	(159)	—	(159)
Foreign currency translation adjustment	—	—	—	—	1,509	—	1,509
Cash flow hedge	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	(349,628)	(349,628)

Balances at September 30, 2005	71,736,681	143	5,023,965	(35,537)	3,011	(4,655,340)	336,242
SFAS No. 123R adjustment (Note 1)	—	—	(37,656)	35,537	—	—	(2,119)
Exercise of stock options	407,681	1	2,799	—	—	—	2,800
Issuance of common stock	1,005,330	2	5,344	—	—	—	5,346
Issuance of restricted stock, net of cancellations	2,656,798	6	(6)	—	—	—	—
Exchange and retirement of employee-owned mature stock for taxes	(395,850)	(1)	(3,133)	—	—	—	(3,134)
Amortization of stock-based compensation	—	—	41,225	—	—	—	41,225
Unrealized investment gain, net	—	—	—	—	128	—	128
Foreign currency translation adjustment	—	—	—	—	626	—	626
Cash flow hedge	—	—	—	—	(290)	—	(290)
Net loss	—	—	—	—	—	(47,801)	(47,801)

Balances at September 30, 2006	75,410,640	151	5,032,538	—	3,475	(4,703,141)	333,023
Exercise of stock options	506,201	1	2,772	—	—	—	2,773
Issuance of common stock	925,788	2	3,795	—	—	—	3,797
Issuance of restricted stock, net of cancellations	2,169,357	4	(4)	—	—	—	—
Exchange and retirement of employee-owned mature stock for taxes	(383,977)	(1)	(3,557)	—	—	—	(3,558)
Amortization of stock-based compensation	—	—	32,449	—	—	—	32,449
Unrealized investment loss, net	—	—	—	—	(510)	—	(510)
Foreign currency translation adjustment	—	—	—	—	772	—	772
Realized gain on translation adjustments	—	—	—	—	(2,625)	—	(2,625)
Net loss	—	—	—	—	—	(14,977)	(14,977)

Balances at September 30, 2007	78,628,009	$157	$5,067,993	$—	$1,112	$(4,718,118)	$351,144

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2007	2006	2005
Operating activities:
Net loss	$(14,977)	$(47,801)	$(349,628)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Recovery of) provisions for doubtful accounts	(267)	131	3,592
Depreciation and amortization	21,609	23,351	30,371
Goodwill impairment	—	—	247,830
Stock-based compensation	32,449	41,225	19,604
Restructuring	(4,194)	26,321	41,248
Realized gains—currency translation adjustment (Note 9)	(2,625)	—	—
Impairment of equity investments	—	149	—
Minority interests in net income of consolidated subsidiaries	—	—	17
Changes in operating assets and liabilities:
Accounts receivable	2,801	10,095	2,563
Prepaid expenses and other assets	(945)	(783)	523
Accounts payable	1,019	709	(4,402)
Accrued compensation and related liabilities	(502)	(5,352)	(1,518)
Accrued liabilities	(3,554)	(3,067)	(45,557)
Deferred revenue	18,351	8,200	(9,861)
Deferred income—Softbank	(13,564)	(13,585)	10,341
Restructuring obligations	(19,028)	(17,055)	(13,800)

Net cash provided by (used in) operating activities	16,573	22,538	(68,677)

Investing activities:
Purchases of property and equipment	(7,410)	(5,085)	(5,621)
Proceeds from maturities and sales of marketable securities	145,725	121,681	107,362
Purchases of marketable securities	(151,181)	(155,071)	(93,868)
Purchase of minority interest	—	—	(4,376)
Allocation from restricted cash, net	1,830	1,425	39,210

Net cash (used in) provided by investing activities	(11,036)	(37,050)	42,707

Financing activities:
Proceeds from issuance of common stock	6,570	8,146	11,918
Repurchase of common stock	(3,558)	(3,134)	(119)

Net cash provided by financing activities	3,012	5,012	11,799

Effect of exchange rate changes on cash and cash equivalents	765	588	1,049
Net increase (decrease) in cash and cash equivalents	9,314	(8,912)	(13,122)
Cash and cash equivalents at beginning of year	51,997	60,909	74,031

Cash and cash equivalents at end of year	$61,311	$51,997	$60,909

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$11

Net cash paid for income taxes	$2,461	$1,516	$1,322

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company”), is the leading provider of on-demand spend management solutions. The Company’s solutions combine on-demand software, category expertise and services to help companies automate the procurement process and drive best practice processes that lower costs, improve profits and increase competitive advantage. Ariba® Spend Management™ solutions are easy to use, cost effective and quick to deploy, integrate with enterprise resource planning and other software systems and can be used by companies of all sizes across industries worldwide. The Company was incorporated in Delaware in September 1996.

Basis of presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 2004, the Company had two subsidiaries with less than 100% ownership, Nihon Ariba K.K. (“Nihon Ariba”) and Ariba Korea, Ltd. (“Ariba Korea”). In October 2004, the Company purchased the 41% interest in Nihon Ariba and the 42% interest in Ariba Korea held by Softbank Corp., a Japanese corporation, and its subsidiaries (collectively, “Softbank”). During the remainder of 2005, the Company purchased the remaining 2% minority interest in Nihon Ariba held by minority shareholders.

Prior period correction of an error

In connection with a review of the Company’s deferred revenue accounts in the year ended September 30, 2007, a $19.1 million adjustment was made to increase the September 30, 2006 deferred revenue, current and decrease deferred revenue, less current portion. The adjustment of deferred revenues corrected an error in the classification between deferred revenue, current and deferred revenues, less current portion. Total deferred revenues were not impacted by the adjustment. As a result of changing its historical practices to conform to generally accepted accounting principles in the classification of determined revenue, the Company's previously reported deferred revenue, current had been understated. The following table summarizes the change to the Consolidated Balance Sheet at September 30, 2006:

	As Previously Reported	Adjustment	As Revised
Deferred revenue, current	$40,035	$19,092	$59,127
Total current liabilities	$124,641	$19,092	$143,733
Deferred revenue, less current portion	$25,641	$(19,092)	$6,549

The Company did not amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the correction of the error. Accordingly, the consolidated financial statements and related financial information contained in such reports should no longer be relied upon with respect to the Company’s deferred revenue, current and deferred revenue, less current portion, for the affected reporting periods. All referenced amounts for prior periods in the consolidated financial statements are presented on an as revised basis.

Reclassification

The Company reclassified $4.4 million and $2.0 million of compensation and benefits associated with certain employees from cost of revenues—subscription and maintenance in the years ended September 30, 2006 and 2005 to sales and marketing, respectively. The following table reflects the effects of this reclassification for the years ended September 30, 2006 and 2005 (in thousands):

	Year Ended September 30, 2006		Year Ended September 30, 2005
	As Previously Reported	As Reclassified	As Previously Reported	As Reclassified
Cost of revenues—subscription and maintenance	$31,424	$27,039	$29,665	$27,628
Sales and marketing	$78,071	$82,456	$92,262	$94,299

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

Marketable securities and long-term investments

Marketable securities and long-term investments consist primarily of AAA rated auction rate securities with readily determinable fair market values and with original maturities in excess of three months. Auction rate securities are principally variable rate securities tied to short-term interest rates. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Interest income was approximately $9.2 million, $6.6 million and $3.1 million for the years ended September 30, 2007, 2006 and 2005, respectively. Although these instruments are issued and rated as long-term securities, they are priced and traded as short-term securities because of the liquidity provided through the interest rate reset. The Company’s auction rate securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in stockholders’ equity. Realized gains or losses and other than temporary declines in value, if any, on available-for-sale securities are reported as other income or expense as incurred. The Company periodically reviews these securities for other-than-temporary impairment.

Fair value of financial instruments and concentration of credit risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, marketable securities, long-term investments, accounts receivable and accounts payable approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, long-term investments and trade accounts receivable. The Company maintains its cash, cash equivalents, marketable securities and long-term investments with high quality financial institutions and limits its investment in individual securities based on the type and credit quality of each such security. The Company’s customer base consists of international businesses, and the Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses.

No customer accounted for more than 10% of total revenues for the years ended September 30, 2007, 2006 and 2005. However, one customer accounted for more than 10% of net accounts receivable as of September 30, 2007 and 2006.

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

Derivative financial instruments and foreign currency management

The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the foreign subsidiaries’ financial statements are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translations of foreign subsidiary financial statements are reported in accumulated other comprehensive income. Gains or losses on foreign currency transactions are recognized in current operations in interest and other income, net. The Company recognized gains of approximately $2.2 million, $892,000 and $1.0 million for the years ended September 30, 2007, 2006 and 2005, respectively.

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

The forward foreign exchange contracts require the Company to exchange foreign currencies for U.S. dollars or vice versa and such contracts generally mature in six months or less. These contracts are marked to market through operations each period. As of September 30, 2007, the Company’s outstanding foreign exchange contracts were in Euros (EUR), Japanese Yen (JPY), Swiss Francs (CHF), Czech Koruna (CZK), Singapore Dollars (SGD) and British Pounds (GBP) and had a notional amount of $6.0 million, and these contracts had remaining maturities of three months or less. As of September 30, 2006, the Company’s outstanding foreign exchange contracts in Czech Koruna (CZK), Euros (EUR), Swiss Francs (CHF), Singapore Dollars (SGD) and Japanese Yen (JPY) had a notional amount of $7.6 million, and these contracts had remaining maturities of three months or less.

In January 2005 and December 2004, the Company hedged a portion of the net assets of Ariba Korea and Nihon Ariba, respectively, using foreign currency forward contracts (Korean Won and Japanese Yen) to offset the translation and economic exposures related to anticipated cash flows from these subsidiaries. The Korean Won and Japanese Yen hedges were entered into to minimize currency risk arising from cash held in Korean Won and Japanese Yen as a result of the Softbank settlement in October 2004. In September 2005, the cash held in Nihon Ariba was repatriated and a gain of $2.3 million was realized on these foreign currency contracts in the fourth quarter of fiscal year 2005. The change in fair value of the Korean Won forward contract attributable to the changes in forward exchange rates (the effective portion) was reported in stockholders’ equity in the periods prior to the cash being repatriated. In the year ended September 30, 2007, the Company recorded a net realized gain of $2.2 million associated with the repatriation of cash from Ariba Korea and liquidation of the Ariba Korea entity, which is comprised of a $2.5 million gain from foreign currency translation adjustments and a $285,000 realized loss on the Korean Won cash flow hedge.

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

Goodwill and other intangible assets

Purchased other intangible assets with finite lives are amortized over the estimated economic lives of the assets, generally ranging from one to five years, and reviewed for impairment in accordance with SFAS No. 144. Goodwill and purchased other intangible assets determined to have indefinite useful lives are not amortized but are reviewed for impairment annually and more frequently if events and circumstances indicate the assets may be impaired and the carrying value may not be recoverable. The Company has no identifiable intangible assets with indefinite lives as of September 30, 2007.

Factors the Company considers important that could trigger an impairment review of goodwill include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and decreases in the Company’s market capitalization below the recorded amount of the Company’s net assets for a sustained period. The Company’s stock price is highly volatile and has experienced significant declines since January 2004. In June 2005, based on a combination of factors, particularly: (1) the

Company’s then current market capitalization; (2) the Company’s then current and projected operating results; (3) significant trends in the enterprise software industry; and (4) the Company’s decision to reduce its workforce and eliminate excess facility space, the Company concluded there were sufficient indicators to require it to assess whether any portion of the Company’s recorded goodwill balance was impaired. The Company determined that its estimated fair value was less than the recorded amount of the Company’s net assets, thereby necessitating that it assess the recorded goodwill for impairment. As required by SFAS No. 142, Goodwill and Other Intangible Assets, in measuring the amount of goodwill impairment, the Company made a hypothetical allocation of the estimated fair value of the Company to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, the Company concluded that goodwill was impaired in the amount of $247.8 million. The Company performed the annual assessment in the fourth quarter of fiscal years 2007, 2006 and 2005 and no further indication of impairment was noted. The remaining balance of goodwill is $326.1 million as of September 30, 2007, and there can be no assurances that future goodwill impairments will not occur.

Revenue recognition

Substantially all of the Company’s revenues are derived from three sources: (i) providing software solutions on either a multi-tenant or single tenant basis and technical support and product updates, otherwise known as subscription and maintenance; (ii) providing services, including implementation services, consulting services, managed services, training, education, premium support and other miscellaneous services; and (iii) licensing perpetual software. The significant majority of the Company’s standard end user license agreements provide for use of the Company’s software under a time-based license based on the number of users or other usage criteria. The Company licenses its software in multiple element arrangements in which the customer typically purchases a combination of some or all of the following: (i) software solutions, either on a standalone or on-demand basis; (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and unspecified product updates typically over a period of one year or over the term of the license; and (iii) a services arrangement, on either a fixed fee for access to specific services over time or a time and materials basis.

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

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables, EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and collectibility is probable. If fees are not “fixed or determinable”, revenue is recognized when fees are due and payable. If collectibility is not considered probable at the inception of the arrangement, the Company does not recognize revenue until the fee is collected.

The Company allocates revenue to each element in a multiple element arrangement based on its respective fair value. The Company’s determination of the fair value of each element in a multiple element arrangement accounted for under SOP 97-2 is based on vendor-specific objective evidence (“VSOE”) of fair value, which is limited to the price when sold separately. VSOE or other methods of determining fair value that are allowable under EITF 00-21 are utilized for multiple element arrangements that are not subject to SOP 97-2.

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

In circumstances where the Company provides consulting services as part of a multi-element arrangement with software solutions, both the software solution revenue and service revenue are recognized under the lesser of proportional performance method based on hours or ratable over the term of the license.

Deferred revenue includes amounts received from customers for which revenue has not been recognized, and generally results from deferred subscription, maintenance and support, hosting, consulting or training services not yet rendered and recognizable under EITF 00-21 and license revenue deferred until all requirements of SOP 97-2 are met. Deferred revenue is recognized as revenue upon delivery of the Company’s product, as services are rendered, or as other requirements under SAB 104, EITF 00-21 or SOP 97-2 are satisfied. Deferred revenue excludes contract amounts for which payment has yet to be collected. Likewise, accounts receivable excludes amounts due from customers for which revenue has been deferred.

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

The Company follows the guidance set forth in SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in accounting for the development of its on-demand application service. SOP 98-1 requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and to amortize such costs over the software’s estimated useful life, which is three years. To date, qualifying costs eligible for capitalization under SOP 98-1 have not been material to the Company’s consolidated financial statements.

Advertising expense

Advertising costs are expensed as incurred and totaled $743,000, $154,000 and $3.2 million during the years ended September 30, 2007, 2006 and 2005, respectively.

Stock-based compensation and deferred stock-based compensation

The Company maintains stock-based compensation plans which allow for the issuance of stock options and restricted common stock to executives and certain employees. The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price. Prior to fiscal year 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, because stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. Also, as the employee stock purchase plan was considered noncompensatory, no expense related to this plan was recognized. However, expense related to the grant of restricted stock had been recognized in the statement of operations under APB Opinion No. 25. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company provided pro forma net loss and net loss per share disclosures for each period prior to the adoption of SFAS No. 123R, Share-Based Payment, as if it had applied the fair value-based method in measuring compensation expense for its share-based compensation plans.

Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective transition method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and SFAS No. 148. As a result of the adoption of SFAS No. 123R, the Company eliminated $35.5 million of deferred compensation, which represented unrecognized compensation cost for restricted stock awards, in the three months ended December 31, 2005. The Company also adjusted goodwill by $2.1 million as of October 1, 2005, which represented the unamortized deferred stock-based compensation of unvested stock options as of October 1, 2005 assumed in the merger with FreeMarkets in July 2004. Because the Company used the modified prospective transition method, financial statements for prior periods have not been restated. The Company amortizes the fair value of awards granted both before and after October 1, 2005 on an accelerated basis.

SFAS No. 123R requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of SFAS No. 123R was not material.

Comparable Disclosures

As discussed above in this Note, the Company accounted for share-based employee compensation under SFAS No. 123R’s fair value method during the years ended September 30, 2007 and 2006. Prior to October 1, 2005, the Company accounted for share-based employee compensation under the provisions of APB Opinion No. 25 and did not adopt the recognition provisions of SFAS No. 123. Accordingly, the Company recorded no share-based compensation expense for its stock options or its employee stock purchase plan for the year ended September 30, 2005. The following table illustrates the effect on the Company’s net loss and net loss per share for the year ended September 30, 2005 if it had applied the fair value recognition provisions of SFAS No. 123R to share-based compensation using the Black-Scholes valuation model (in thousands, except per share amounts):

Year Ended September 30, 2005
Net loss, as reported	$(349,628)
Add back stock-based compensation expense included in reported net loss	19,604
Less stock-based compensation expense for restricted stock	(18,481)
Less stock-based compensation expense for options and ESPP determined under fair value based method	(14,466)

Pro forma net loss	$(362,971)

Reported basic and diluted net loss per share	$(5.49)

Pro forma basic and diluted net loss per share	$(5.70)

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

Expected volatility. The Company estimates the volatility of its common stock in the Black-Scholes option valuation at the date of grant based on historical volatility rates over the expected term, consistent with SFAS No. 123R.

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

The Company did not grant stock options in the year ended September 30, 2007. The Company granted 8,600 options in the year ended September 30, 2006. The fair value of options granted were estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions: expected life of 2.5 years, risk-free interest rate of 4.37%, volatility of 79% and dividend yield of 0%. The Company granted 1.6 million options in the year ended September 30, 2005. The fair value of options granted were estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions: expected life of 2.5 years, risk-free interest rate of 3.88%, volatility of 92% and dividend yield of 0%.

The Company modified the terms of its employee stock purchase plan in August 2006 to eliminate the option component associated with the plan. The fair value of the option component of the employee stock purchase plan prior to August 2006 was estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted-average assumptions were used in each quarter of fiscal 2006: expected life of 1.25 years, risk-free interest rate of 4.34%, volatility of 51% and dividend yield of 0%. The following weighted-average assumptions were used in each quarter of fiscal 2005: expected life of 1.25 years, risk-free interest rate of 3.89%, volatility of 45% and dividend yield of 0%.

During the year ended September 30, 2007, the Company accelerated approximately 259,000 unvested stock options, which resulted in approximately $1.0 million of compensation cost. During the years ended September 30, 2007, 2006 and 2005, the Company recorded $2.4 million, $9.4 million and $1.1 million, respectively, of stock-based compensation expense associated with employee and director stock options and employee stock purchase plan programs.

During the years ended September 30, 2007, 2006 and 2005, the Company granted 1.9 million, 3.6 million and 7.6 million shares, respectively, of restricted common stock to executive officers and certain employees with a fair value of $17.5 million, $31.7 million and $53.9 million, respectively. These amounts will be amortized in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28 (“FIN 28”), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the individual restricted common stock grants, which are two to three years. During the year ended September 30, 2007, the Company also granted 980,000 shares of restricted common stock to executive officers and certain key employees with a fair value of $7.5 million whose vesting is contingent upon meeting a performance milestone related to subscription software revenues and is being amortized over the performance period. The fair value of each restricted share granted was calculated based on the closing stock price on the date of grant and based on the assumption that the performance objective milestone will be achieved. If the performance objective is not achieved and the shares fail to vest, any previously recognized compensation cost will be reversed. During the years ended September 30, 2007, 2006 and 2005, the Company recorded $27.5 million, $30.4 million and $18.5 million, respectively, of stock-based compensation expense associated with restricted stock grants. As of September 30, 2007, there was $22.0 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan (the “401(k) Plan”) in the form of common stock with a value of $2.5 million, $1.4 million and $0 in the years ended September 30, 2007, 2006 and 2005, respectively.

Total stock-based compensation of $32.4 million, $41.2 million and $19.6 million was recorded in the years ended September 30, 2007, 2006 and 2005, respectively, to various operating expense categories as follows (in thousands):

	Year Ended September 30,
	2007	2006	2005
Cost of revenues—subscription and maintenance	$2,023	$2,309	$865
Cost of revenues—services and other	7,169	9,344	3,665
Sales and marketing	10,102	13,681	8,986
Research and development	5,199	6,670	2,398
General and administrative	7,956	9,221	3,690

Total	$32,449	$41,225	$19,604

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

Comprehensive loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources, including unrealized gains and losses on marketable securities and cash flow hedges and changes in the cumulative translation adjustment.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 was effective for the Company’s fiscal year beginning October 1, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2006, the FASB reached a consensus on EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 indicates that the statement of operations presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The adoption of EITF 06-3 did not change the Company’s policy of presenting the taxes within the scope of EITF 06-3 on a net basis and, therefore, had no impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157. The Company is currently evaluating the impact of the provisions of SFAS No. 159.

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

Changes in the allowance for doubtful accounts for the years ended September 30, 2007, 2006 and 2005 are as follows (in thousands):

Classification	Balance at Beginning of Period	Additions		Balance at End of Period
		(Recovery)/ Expense	Deductions/ Write- offs (a)
Year ended September 30, 2007
Allowance for doubtful accounts	$3,011	$(267)	$(771)	$1,973
Year ended September 30, 2006
Allowance for doubtful accounts	$4,764	$131	$(1,884)	$3,011
Year ended September 30, 2005
Allowance for doubtful accounts	$3,933	$3,592	$(2,761)	$4,764

(a)	Amounts written off as uncollectible or recovered by payment.

Property and equipment and their related useful lives consisted of the following as of September 30, 2007 and 2006 (in thousands):

	September 30,
	2007	2006
Computer equipment and software (2 to 3 years)	$59,898	$53,538
Office equipment (2 years)	8,260	7,624
Furniture and fixtures (5 years)	17,309	17,260
Leasehold improvements (lesser of lease term or economic life)	23,221	23,032

	108,688	101,454
Less accumulated depreciation and amortization	(88,458)	(81,624)

Total property and equipment, net	$20,230	$19,830

Depreciation and amortization expense of property and equipment totaled $7.0 million, $6.8 million and $9.5 million for the years ended September 30, 2007, 2006 and 2005, respectively.

Included in the other assets balance of $3.9 million as of September 30, 2007 is approximately $905,000 of prepaid acquisition costs related to the pending acquisition of Procuri, Inc., (“Procuri”) consisting of payments to financial advisors and other professional fees. This amount will be included in the purchase price allocation related to the Procuri acquisition which is expected to be completed in the first quarter of fiscal year 2008. See Note 13 of Notes to Consolidated Financial Statements.

Accrued liabilities consisted of the following as of September 30, 2007 and 2006 (in thousands):

	September 30,
Accrued taxes	$11,610	$13,500
Other accrued liabilities	7,366	8,089

Accrued liabilities	$18,976	$21,589

Note 3—Investments

The following is a summary of cash equivalents and available-for-sale securities as of September 30, 2007 and 2006 (in thousands):

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$44,424	$—	$—	$44,424
Corporate notes and bonds	92,225	—	(510)	91,715

	$136,649	$—	$(510)	$136,139

Included in cash and cash equivalents	$44,424	$—	$—	$44,424
Included in marketable securities	84,177	—	(510)	83,667
Included in long-term investments	8,048	—	—	8,048

	$136,649	$—	$(510)	$136,139

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$34,529	$—	$—	$34,529
Corporate notes and bonds	86,769	—	—	86,769

	$121,298	$—	$—	$121,298

Included in cash and cash equivalents	$34,529	$—	$—	$34,529
Included in marketable securities	86,769	—	—	86,769

	$121,298	$—	$—	$121,298

The following is a summary of the Company’s available-for-sale securities based on contractual maturities (in thousands):

	September 30,
	2007	2006
Due in one year or less	$—	$—
Due after one year through two years	—	—
Due after two years through three years	8,048	—
Due after three years	83,667	86,769

	$91,715	$86,769

The marketable securities as of September 30, 2007 and 2006 due after three years are primarily auction rate securities with an interest reset date or put date within 30 days. The Company had a $510,000 gross unrealized loss on an auction rate security as of September 30, 2007. Because the Company has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, the Company does not consider the investment to be other-than-temporarily impaired at September 30, 2007. During the year ended September 30, 2006, the Company determined that its investments in privately held companies in the technology sector had incurred a decline in value that was other-than-temporary. Recognition of the impairment resulted in a charge to other expense for the year ended September 30, 2006 totaling $149,000. As of September 30, 2007 and 2006, the fair value of remaining strategic investments is approximately $349,000 and $447,000, respectively, which is classified as a long-term asset.

Note 4—Goodwill and Other Intangible Assets

The table below reflects changes or activity in the balances related to goodwill for the two years ended September 30, 2007 (in thousands):

Net carrying amount
Goodwill balance as of October 1, 2005	$328,692
Goodwill adjustments	(2,591)

Goodwill balance as of September 30, 2006	326,101
Goodwill adjustments	—

Goodwill balance as of September 30, 2007	$326,101

For the year ended September 30, 2006, the Company recorded a $2.1 million decrease to goodwill due to the implementation of SFAS No. 123R, which represented the unamortized deferred stock-based compensation of unvested stock options as of October 1, 2005 that were assumed in the merger with FreeMarkets, Inc. (“FreeMarkets”) in July 2004. In addition, the Company recorded a $472,000 decrease to goodwill due to the assignment of a lease of an excess legacy FreeMarkets facility.

For purposes of the Company’s annual goodwill impairment tests, the goodwill balance as of September 30, 2007 and 2006 has been allocated by management between the three reporting units. The goodwill balance as of September 30, 2007 and 2006 was $274.7 million, $51.4 million and zero for North America, Europe Middle-East and Africa (“EMEA”) and Asia-Pacific (“APAC”), respectively.

The table below reflects changes or activity in the balances related to other intangible assets for the years ended September 30, 2007 and 2006 (in thousands):

		September 30, 2007			September 30, 2006
	Useful Life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	36 months	$10,400	$(10,400)	$—	$10,400	$(9,515)	$885
Order backlog	6 months	100	(100)	—	100	(100)	—
Trade name/trademark	60 months	1,800	(1,205)	595	1,800	(847)	953
Excess fair value of Visteon in-place contract over current fair value	10 months	1,894	(1,894)	—	1,894	(1,894)	—
Visteon contract and related customer relationship	48 months	3,206	(2,605)	601	3,206	(1,803)	1,403
Other contracts and related customer relationships	36 to 48 months	51,081	(41,816)	9,265	51,081	(29,262)	21,819

Total		$68,481	$(58,020)	$10,461	$68,481	$(43,421)	$25,060

Amortization of other intangible assets for the year ended September 30, 2007 totaled $14.6 million. Of the total, amortization of $14.1 million related to the Visteon contract and related customer relationship, other contracts and related customer relationships and existing software technology was recorded as cost of revenues in the year ended September 30, 2006. Amortization of $525,000 related to trade name/trademark and other contracts and related customer relationships was recorded as operating expense in the year ended September 30, 2007.

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

The Company anticipates amortization of other intangible assets to total $10.2 million and $255,000 for fiscal years 2008 and 2009, respectively.

Note 5—Income Taxes

Provision for income taxes for the years ended September 30, 2007, 2006 and 2005 were comprised of the following (in thousands):

	Current	Deferred	Total
2007:
Federal	$—	$—	$—
State	—	—	—
Foreign	1,937	—	1,937

Total	$1,937	$—	$1,937

2006:
Federal	$—	$—	$—
State	—	—	—
Foreign	1,533	—	1,533

Total	$1,533	$—	$1,533

2005:
Federal	$—	$—	$—
State	—	—	—
Foreign	6,570	—	6,570

Total	$6,570	$—	$6,570

The Company’s loss before income taxes for the fiscal years ended September 30, 2007, 2006 and 2005 consisted of the following components (in thousands):

	2007	2006	2005
Domestic	$(16,021)	$(51,518)	$(356,891)
Foreign	2,981	5,250	13,833

Total pretax loss	$(13,040)	$(46,268)	$(343,058)

+The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% to the loss before income taxes and actual income tax expense for the years ended September 30, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005
Computed tax benefit	$(4,564)	$(16,194)	$(120,070)
State taxes, net of federal benefit	(801)	(2,671)	(19,421)
Nondeductible goodwill impairment	—	—	86,741
Nondeductible expenses and other permanent differences	1,999	944	(1,330)
Foreign taxes	659	(305)	1,728
Liquidation of foreign subsidiaries	(1,512)	(1,364)	(935)
Provision to return adjustments	(6,462)	—	92,398
Other	124	(619)	(150)
Expiring net operating losses and credits	—	—	14,700
Change in valuation allowance	12,494	21,742	(47,091)

Total	$1,937	$1,533	$6,570

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets as of September 30, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred Tax Assets
Accruals and allowances	$82,537	$103,832
Capitalized research and experimentation costs	107,262	92,105
Depreciation and amortization	125,155	32,492
Credit carryforwards	66,100	66,141
Net operating loss and other carryforwards	522,473	601,026

Deferred tax assets	903,527	895,596
Valuation allowance	(898,087)	(885,593)

Deferred tax assets, net of valuation allowance	5,440	10,003
Deferred Tax Liabilities
Unremitted earnings of foreign subsidiaries	(1,342)	—
Acquired intangibles	(4,098)	(10,003)

Net deferred tax assets (liabilities)	$—	$—

Recorded As:
Current deferred tax asset	$41,629	$41,514
Valuation allowance	(41,629)	(41,514)

Net current deferred tax asset	$—	$—

Non-current deferred tax asset	$861,898	$854,082
Valuation allowance	(856,458)	(844,079)

Net non-current deferred tax asset	5,440	10,003
Current deferred tax liability	(1,342)	—
Non-current deferred tax liability	(4,098)	(10,003)

Net non-current deferred tax asset (liability)	$—	$—

The Company has provided a valuation allowance due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets. The net increase (decrease) in the total valuation allowance for the years ended September 30, 2007, 2006 and 2005 was $12.5 million, $21.7 million and $(47.1) million, respectively. Included in the net operating loss carryforwards is a tax benefit attributable to noncompensatory stock options of approximately $339.6 million at September 30, 2007 which, when and if realized, will be recorded as a credit to additional paid-in capital.

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

As of September 30, 2007, the Company had net operating loss carryforwards for federal, state and foreign tax purposes of approximately $1.4 billion and $760.0 million and $4.2 million, respectively, before consideration of any annual limitation as described above. These federal, state and foreign net operating loss carryforwards expire in various years from fiscal year 2010 through fiscal year 2027, from fiscal year 2008 through fiscal year 2027 and from fiscal year 2010 through fiscal year 2013, respectively. As of September 30, 2007, the Company had research credit carryforwards for federal and state tax purpose of approximately $39.0 million and $25.1 million, respectively. If not utilized, the federal research credit carryforwards will expire in various years from fiscal year 2010 through fiscal year 2023. The state research credit carryforwards will continue indefinitely, except for approximately $244,000 which will expire in fiscal year 2018. The Company also had manufacturer’s credit carryforwards as of September 30, 2007 for state tax purposes of approximately $2.0 million, which will expire in various years from fiscal year 2008 through fiscal year 2012. The Company’s net operating loss and tax credit carryforwards include net operating loss and research credit carryforwards of approximately $250.3 million and $5.1 million, respectively, generated by FreeMarkets, which are subject to annual limitations which could reduce or defer the utilization of those losses and credits.

During fiscal year 2007, the Internal Revenue Service (“IRS”) made an adjustment to the Company’s U.S. income tax return for fiscal year 2003 which resulted in an approximate $3.8 million reduction in the Company’s net operating loss for that year and an extension of the amortization period for an intangible asset. The Company is also being audited by numerous state and non-U.S. tax authorities. The Company believes that it has adequately accrued for any reasonably foreseeable outcome related to these audits.

The undistributed earnings of the foreign subsidiaries is approximately $27.7 million as of September 30, 2007. The Company has decided to permanently reinvest those earnings and accordingly has not provided for any taxes thereon, with the exception of approximately $4.0 million for Nihon Ariba. The Company plans to repatriate this amount in the next three to six months.

Note 6—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 191,000 square feet in this facility. The Company currently subleases two buildings, totaling 356,000 square feet, to third parties. These subleases expire in August 2008 and January 2013. The remaining 169,000 square feet is available for sublease. Minimum monthly lease payments are approximately $3.0 million and escalate annually, with the total future minimum lease payments amounting to $217.1 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit backed by cash equivalents, totaling $29.3 million as of September 30, 2007, as a form of security through fiscal year 2013. Also, the Company is required by other lease agreements to hold an additional $660,000 of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $30.0 million is classified as restricted cash on the Company’s consolidated balance sheet as of September 30, 2007.

The Company also occupies 91,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. This location consists principally of the Company’s services organization and administrative activities.

The Company leases certain equipment, software and its facilities under various noncancelable operating and immaterial capital leases with various expiration dates through 2017. Gross operating rental expense was approximately $30.9 million, $33.6 million and $34.5 million for the years ended September 30, 2007, 2006 and 2005, respectively. Gross operating rental expense was reduced by sublease income of $14.4 million, $17.2 million and $17.5 million for the years ended September 30, 2007, 2006 and 2005, respectively.

Future minimum lease payments and sublease income under noncancelable operating leases for the next five years and thereafter are as follows as of September 30, 2007 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income
2008	$43,985	$8,293
2009	43,966	7,227
2010	44,732	7,591
2011	45,404	7,957
2012	46,911	8,326
Thereafter	28,093	2,724

Total	$253,091	$42,118

Of the total operating lease commitments as of September 30, 2007 noted above, $100.9 million is for occupied properties and $152.2 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring and integration costs

The Company recorded a (benefit) charge to operations for restructuring and integration costs of ($4.2) million, $26.3 million and $41.2 million for the years ended September 30, 2007, 2006 and 2005, respectively. See disclosure below for a detailed discussion of these amounts.

The following table details accrued restructuring and integration obligations and related activity for the three years ended September 30, 2007 (in thousands):

	Severance and benefits	Lease abandonment costs	Other integration costs	Total restructuring and integration costs
Accrued restructuring obligations as of October 1, 2004	$3,129	$54,492	$246	$57,867
Cash paid	(6,830)	(17,764)	(1,593)	(26,187)
Total charge to operating expense	5,385	34,516	1,347	41,248
Purchase accounting adjustment	—	1,185	—	1,185
Sublease early payment from tenant	—	12,387	—	12,387

Accrued restructuring obligations as of September 30, 2005	1,684	84,816	—	86,500
Cash paid	(1,915)	(15,140)	—	(17,055)
Total charge to operating expense	273	26,048	—	26,321
Purchase accounting adjustment	—	(472)	—	(472)

Accrued restructuring obligations as of September 30, 2006	$42	$95,252	$—	95,294
Cash paid	(42)	(18,986)	—	(19,028)
Total benefit to operating expense	—	(4,194)	—	(4,194)
Reclassification to deferred rent obligations	—	(901)	—	(901)

Accrued restructuring obligations as of September 30, 2007	$—	$71,171	$—	71,171

Less: current portion				19,065

Accrued restructuring obligations, less current portion				$52,106

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

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Mountain View and Sunnyvale, California and Pittsburgh, Pennsylvania. Total lease abandonment costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. As of September 30, 2007, $71.2 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013.

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

In June 2007, the Company entered into an amendment with Juniper Networks, Inc. (“Juniper”), the successor in interest to NetScreen Technologies, Inc. (“NetScreen”) to the sublease dated as of October 18, 2002 between the Company and NetScreen. Pursuant to the amendment, Juniper agreed to renew its sublease of approximately 177,000 square feet of space at the Company’s Sunnyvale, California headquarters through January 2013. In addition, Juniper agreed, effective no later than December 1, 2007, to lease approximately 89,000 square feet of additional space at the Company’s Sunnyvale, California headquarters through January 2013. See also Note 15 of Notes to Consolidated Financial Statements. The Company’s Chief Executive Officer, Robert Calderoni, is also on the Board of Directors of Juniper and he abstained from voting on Ariba’s Board of Directors approval of the lease agreement. Also in June 2007, the Company revised its estimates for rental rate projections and sublease commencement dates to reflect current market conditions primarily in the Northern California real estate market. The impact of the execution of the amendment to the sublease agreement with Juniper was a benefit to operations of approximately $7.3 million and the impact of the revised estimated rental rate projections and sub-lease commencement dates was a charge to operations of $3.2 million, resulting in a net benefit to operations of $4.1 million in the year ended September 30, 2007.

During the year ended September 30, 2006, the Company revised its estimates for sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market and sublease commencement dates, resulting in a charge of $24.4 million. The remaining charge in the year ended September 30, 2006 was for property taxes of $942,000 related to abandoned facilities in California based on a property tax assessment related to calendar years 2001 through 2004 and an adjustment of $730,000 to the Company’s restructuring obligation related to a prior period. The Company concluded that the effect of the adjustment was not material to fiscal year 2006 or the prior periods. The Company recorded the $730,000 understatement as an increase in restructuring and integration expense and to total operating expenses during the year ended September 30, 2006. During the year ended September 30, 2006, the Company also recorded a $472,000 decrease to the restructuring obligation due to the assignment of a lease of an excess legacy FreeMarkets facility. The reversal of the remaining obligation related to this facility has been recorded as a decrease to goodwill.

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

The Company’s lease abandonment accrual is net of $71.3 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $42.1 million as of September 30, 2007, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at September 30, 2007, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the Company’s Sunnyvale, California headquarters by approximately $3.1 million as of September 30, 2007.

Other integration costs

Other integration costs for the year ended September 30, 2005 totaled $1.3 million and consisted primarily of legal and consulting fees incurred in connection with integration activity related to the Company’s merger with FreeMarkets.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of September 30, 2007.

Other accruals

During the fiscal years ended September 30, 2001 and 2000, the Company recorded certain accruals under various sales commission arrangements. It is the Company’s policy to reverse these accruals for these fiscal years as a reduction in expense based upon a number of factors including the expiration of California statute of limitations. During the year ended September 30, 2006, the Company adjusted the accrual to reflect a revision in the scheduled release of these accruals. The reversal in the year ended September 30, 2006 includes $1.3 million related to the year ended September 30, 2005. The Company has concluded that the effect of the error was not material to fiscal years 2006 and 2005. The Company reversed an additional $0, $4.2 million and $4.1 million from these accruals in the years ended September 30, 2007, 2006 and 2005, respectively.

During fiscal year 2006, the County of Santa Clara in California examined the Company’s personal property tax returns for the 2001 through 2004 calendar years and assessed additional tax and interest of $3.3 million. The Company disagrees with the assessment and has appealed. The Company believes it has adequately accrued for the potential outcome for this appeal.

Litigation

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to the Company’s and FreeMarkets’ initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against the Company and FreeMarkets, Inc. (“FreeMarkets”), and against certain of the two companies’ former officers and directors. These complaints were later consolidated into single class action proceedings related to each IPO. In June 2003, a proposed settlement was reached between plaintiffs and the Company and FreeMarkets (the individual defendants having been previously dismissed). The Company merged with FreeMarkets in July 2004. In June 2005, the underwriters filed an appeal of the District Court’s order granting class certification in six focus cases. On December 5, 2006, the Court of Appeals issued an opinion, reversing the District Court’s order granting class certification and finding that plaintiffs cannot satisfy certain elements required for class actions. On June 25, 2007, in light of the Court of Appeals’ decision, the District

Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. On August 14, 2007, the plaintiffs filed amended complaints in the focus cases, seeking to address the deficiencies raised in the Court of Appeals’ opinion. On September 27, 2007, plaintiffs moved to certify the classes in those focus cases. The parties are currently discussing further discovery that the plaintiffs seek from the underwriters and the issuers. As of September 30, 2007, no amount is accrued as a loss is not considered probable or estimable.

Litigation Relating to Alleged Patent Infringement Disclosures Involving the Company’s Chairman and Chief Executive Officer and Former President and Director

On October 31, 2005, a purported class action, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, was filed in the United States District Court for the Eastern District of Virginia against the Company’s Chairman and Chief Executive Officer and a former president and director of the Company. That case was transferred to the United States District Court for the Northern District of California and an Amended Complaint was filed on November 30, 2006, adding the Company as a defendant. The action is brought on behalf of stockholders who purchased the Company’s stock from June 10, 2003 to February 7, 2005. A second amended complaint was filed on May 18, 2007. It alleges that the defendants artificially inflated the Company’s stock price between those dates by failing to disclose, in public statements that the Company made about its products, market position and performance, that some of those products allegedly infringed patents belonging to a third party. The defendants have filed a motion to dismiss plaintiff’s second amended complaint. The motion was heard by the Court on October 22, 2007. As of September 30, 2007, no amount is accrued as a loss is not considered probable or estimable.

Patent Litigation

In October 2006, after an unsuccessful attempt to resolve the matter by negotiation, the Company was sued by Sky Technologies, Inc (“Sky”) for patent infringement in the United States District Court for the District of Massachusetts. The complaint (which has been amended twice to add additional patents) does not specify which products are accused or what damages are claimed. Sky has served subsequent pleadings in the case contending that the Ariba Dynamic Trade and Ariba Sourcing software products (whether hosted by the Company for specific customers or distributed to customers for installation at their sites), as well as certain other Ariba software products when used together with Ariba Sourcing software, infringe certain claims of two of the U.S. patents owned by Sky. Sky seeks economic relief in the form of a royalty on the Company's sale of the accused products, other Ariba software products, and sourcing services, enhancement of damages, an attorneys fee award and an injunction against further infringement. The total amount of the royalty now claimed by Sky before interest, enhancement or attorneys fees is approximately $30.8 million. Sky previously sought to add additional claims under a certificate of correction for the third patent in suit, but on June 7, 2007, the Court denied its request to amend its pleading. Sky might seek to add those claims or other claims under other patents against the Company in a different proceeding in the future. On October 30, 2007, the Court denied motions for summary judgment which had been filed by the Company. The case has been set for trial commencing on December 3, 2007. As of September 30, 2007, no amount is accrued as a loss is not considered probable or estimable. In addition, Sky has filed a separate patent infringement action in the United States District Court for the Eastern District of Texas against Procuri (see Note 13 of Notes to Consolidated Financial Statements).

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

The Company received $1.6 million, which is net of taxes of approximately $300,000, in the year ended September 30, 2006 related to the settlement of a legal matter assumed in the merger with FreeMarkets. The amount was recorded as a credit to interest and other income, net in the year ended September 30, 2006.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding as of September 30, 2007.

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

In October 2004, the Company purchased the 41% interest in Nihon Ariba and the 42% interest in Ariba Korea held by Softbank for $3.5 million. See Note 12 for a discussion of the Softbank settlement. The Company subsequently purchased the additional 2% interest in Nihon Ariba held by various shareholders. These transactions resulted in a $19.5 million reduction to minority interests during the year ended September 30, 2005.

For the year ended September 30, 2005, the Company increased consolidated net loss by $17,000, which represented the minority interest’s share of income of the two subsidiaries.

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

Owing to a change in internal reporting to the chief operating decision makers during the three months ended December 31, 2005, the Company has three geographic operating segments: North America, EMEA and APAC. The segments are determined in accordance with how management views and evaluates the Company’s business and based on the aggregation criteria as outlined in SFAS No. 131. Future changes to this organizational structure or the business may result in changes to the reportable segments disclosed. The Company markets its products in the United States and in foreign countries through its direct sales force and indirect sales channels.

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

Financial information for each reportable segment was as follows for the years ended September 30, 2007 and 2006. Comparative information for the year ended September 30, 2005 is not presented as it is not practicable to do so (in thousands):

	Year Ended September 30,
	2007	2006
Revenue
—North America	$186,222	$177,929
—EMEA	63,963	66,979
—APAC	23,527	23,298
—Corporate revenue	27,955	27,810

Total revenue	$301,667	$296,016

Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Certain revenue items are not allocated to segments because they are separately managed at the corporate level. These items include Ariba Managed Procurement Services and expense reimbursement.

	Year Ended September 30,
	2007	2006
	(in thousands)
Contribution margin
—North America	$73,559	$66,522
—EMEA	16,988	19,287
—APAC	2,612	2,487

Total segment contribution margin	$93,159	$88,296

Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include marketing costs other than direct sales and marketing, research and development costs, corporate general and administrative costs, such as legal and accounting, amortization of purchased intangibles, other income—Softbank, restructuring and integration (benefit) costs, interest and other income, net and provision for income taxes.

The reconciliation of segment information to the Company’s net loss before income taxes is as follows for the years ended September 30, 2007 and 2006. Comparative information for the year ended September 30, 2005 is not presented as it is not practicable to do so (in thousands):

	Year Ended September 30,
	2007	2006
Segment contribution margin	$93,159	$88,296
Corporate revenue	27,955	27,810
Corporate costs, such as research and development, corporate general and administrative and other	(151,614)	(144,071)
Amortization of acquired technology and customer intangible assets	(14,074)	(15,702)
Other income—Softbank	13,564	13,585
Amortization of other intangibles	(525)	(800)
Restructuring and integration benefit (costs)	4,194	(26,321)
Interest and other income, net	14,301	10,935

Loss before income taxes	$(13,040)	$(46,268)

The Company’s license revenues are derived from a similar group of software applications that are sold individually or in combination. Subscription revenues consist mainly of fees for software access subscription and hosted software services. Maintenance revenues consist primarily of Ariba Buyer and Ariba Sourcing product maintenance fees. Services and other revenues consist of fees for implementation services, consulting services, managed services, training, education, premium support and other miscellaneous items. Prospectively, commencing in fiscal year 2008, the Company will present license revenues within services and other revenues. Revenues by similar product and service groups are as follows (in thousands):

	Year Ended September 30,
	2007	2006	2005
License revenues	$18,215	$23,914	$47,817
Subscription revenues	65,929	51,815	47,285
Maintenance revenues	74,677	74,811	76,145
Services and other revenues	142,846	145,476	151,796

Total	$301,667	$296,016	$323,043

Information regarding long-lived assets in geographic areas are as follows (in thousands):

	September 30,
	2007	2006
Long-Lived Assets:
United States	$17,756	$17,901
International	2,474	1,929

Total	$20,230	$19,830

Note 9—Stockholders’ Equity

1999 Equity Incentive Plan

The Company’s Board of Directors approved the 1999 Equity Incentive Plan (the “Incentive Plan”) on April 20, 1999. The Incentive Plan was amended on October 4, 2001. Any shares not issued under the Company’s 1996 Stock Plan (the “1996 Stock Plan”) and any shares repurchased pursuant to the 1996 Stock Plan will also be available for grant under the Incentive Plan. The number of shares reserved under the Incentive Plan automatically increased on January 1 of each year until 2005 by the lesser of 3.3 million shares or 5% of the total number of shares of common stock outstanding on that date. Under the Incentive Plan, eligible employees, outside directors and consultants may be granted stock options, stock appreciation rights, restricted shares or stock units. The exercise price for incentive stock options and nonstatutory options may not be less than 100% and 85%, respectively, of the fair value of common stock at the option grant date. As of September 30, 2007, 7.4 million shares are available for grant under the Incentive Plan (including shares transferred from the 1996 Stock Plan since September 22, 1999).

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

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”) on April 20, 1999. The Purchase Plan was amended on August 1, 2006. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 1,000 shares per period. The purchase price per share equals 85% of the common stock’s fair value at the end of the defined purchase period. As of September 30, 2007, there have been 4.7 million shares issued under the Purchase Plan and 960,000 shares are available for future issuance.

The Company has, in connection with the acquisitions of TradingDynamics, Inc. (“TradingDynamics”), Tradex, Inc. (“Tradex”), SupplierMarket.com, Inc. (“SupplierMarket”) and FreeMarkets, assumed the stock option plans of each acquired company.

TradingDynamics Stock Plans

On January 20, 2000, the Company assumed the TradingDynamics 1998 Stock Plan and 1999 Stock Plan (the “TradingDynamics Plans”). The TradingDynamics Plans were not approved by the Company’s stockholders. The TradingDynamics Plans provide for the grant of incentive stock options to employees at prices not less than 100% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors, and for the grant of nonstatutory stock options to employees and consultants at not less than par value. Generally, options were immediately exercisable, and the resulting shares issued to optionees were subject to certain repurchase rights, which were also assumed by the Company. In January 2000, the Company reserved 274,908 shares for issuance upon the exercise of stock options assumed in connection with the acquisition of TradingDynamics. As of September 30, 2007, there were 1,359 shares outstanding in connection with options granted under the TradingDynamics Plans. As of September 30, 2007, no shares of the Company’s common stock issued pursuant to the TradingDynamics Plans were subject to repurchase by the Company. Options expire not later than ten years from the date of grant.

Tradex Stock Plans

On March 8, 2000, the Company assumed the Tradex 1997 Employee Stock Option Plan and 1999 Employee Stock Option/Stock Issuance Plan (the “Tradex Plans”). The Tradex Plans were not approved by the Company’s stockholders. The Tradex Plans provide for the grant of incentive stock options to employees and the grant of nonstatutory stock options or shares of common stock to employees, board members and consultants at prices less than, equal to, or greater than the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Generally, options were immediately exercisable, and the resulting shares issued to optionees were subject to certain repurchase rights, which were also assumed by the Company. In March 2000, the Company reserved 315,233 shares for issuance upon the exercise of stock options assumed with the acquisition of Tradex. As of September 30, 2007, there were 551 shares outstanding in connection with options granted under the Tradex Plans. As of September 30, 2007, no shares of the Company’s common stock issued pursuant to the Tradex Plans were subject to repurchase by the Company. Options expire not later than ten years from the date of grant.

SupplierMarket Stock Plan

On August 28, 2000, the Company assumed the SupplierMarket 1999 Stock Option Plan (the “SupplierMarket Plan”). The SupplierMarket Plan was not approved by the Company’s stockholders. The SupplierMarket Plan provides for the grant of incentive stock options to employees at prices not less than 100% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors, and the grant of nonstatutory stock options to employees and consultants at prices not less than the par value of the common stock. Under the SupplierMarket Plan, options generally vest over a 48-month period at the rate of 12.5% of the grant after six months of service and 1/48th of the grant per month thereafter. Options expire not later than ten years from the date of grant. As of September 30, 2007, a total of 344,536 shares of the Company’s common stock are reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of SupplierMarket or granted by the Company after the acquisition of SupplierMarket under the SupplierMarket Plan. As of September 30, 2007, there were 1,250 shares outstanding in connection with options granted under the SupplierMarket Plan.

FreeMarkets Stock Plans

On July 1, 2004, the Company assumed the FreeMarkets, Inc. Second Amended and Restated Stock Incentive Plan and Broad Based Equity Incentive Plan (the “FreeMarkets Plans”). The FreeMarkets Plans were not approved by the Company’s stockholders. On October 11, 2007, the Compensation Committee of the Board of Directors of the Company amended and restated the Second Amended and Restated Stock Incentive Plan. This Third Amended and Restated Stock Incentive Plan provides for the grant of stock units representing the equivalent of shares of Ariba’s common stock, the grant of incentive stock options to employees at prices not less than 100% of the fair market value of the common stock on the date of grant and for the grant of nonstatutory stock options to employees, consultants, advisers and outside directors at a price determined by the Board of Directors. The Broad Based Equity Incentive Plan provides for the grant of nonstatutory stock options to employees (other than officers), consultants and advisers at a price determined by the Board of Directors. Options expire not later than ten years from the date of grant. As of September 30, 2007, a total of 7.8 million shares of the Company’s common stock are reserved for issuance in connection with the acquisition of FreeMarkets or granted by the Company after the acquisition of FreeMarkets under the FreeMarkets Plans. The number of shares reserved under the Third Amended and Restated Stock Incentive Plan automatically increases on October 1 of each year until 2007 by the lesser of 817,750 shares or 3% of the total number of shares of common stock outstanding on that date. The number of shares reserved under the Broad Based Equity Incentive

Plan automatically increases on October 1 of each year until 2009 by the lesser of 136,291 shares or 1% of the total number of shares of common stock outstanding on that date. As of September 30, 2007, there were 249,607 shares outstanding in connection with options granted under the FreeMarkets Plans.

A summary of the activity related to the Company’s restricted common stock is presented below for the year ended September 30, 2007:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	7,543,632	$7.98
Granted	2,912,029	$8.60
Vested	(3,316,409)	$8.03
Forfeited	(742,672)	$7.23

Nonvested at end of year	6,396,580	$8.33

The fair value of stock awards vested was $29.8 million, $18.4 million and $2.1 million for the years ended September 30, 2007, 2006 and 2005, respectively.

A summary of the activity related to the Company’s stock options is presented below for the year ended September 30, 2007:

	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	1,946,852	$11.95
Granted	—	$—
Exercised	(506,201)	$5.48
Forfeited	(167,366)	$25.38

Outstanding at end of year	1,273,285	$12.76

Exercisable at end of year	1,273,285	$12.76

The aggregate intrinsic value of shares outstanding and exercisable as of September 30, 2007 was $3.8 million. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the years ended September 30, 2007, 2006 and 2005 was $1.8 million, $685,000 and $8.1 million, respectively. The weighted-average grant date fair value of options granted during the years ended September 30, 2006 and 2005 was $4.30 and $4.87, respectively.

The following table summarizes information about stock options outstanding as of September 30, 2007

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$ 0.01–$ 4.88	326,986	1.26	$3.77
$ 5.57–$ 7.39	278,389	6.68	$6.50
$ 7.44–$ 11.96	289,874	6.40	$9.89
$11.99–$ 25.80	254,984	6.24	$13.49
$26.53–$733.50	123,052	3.62	$56.03

$ 0.01–$733.50	1,273,285	4.84	$12.76

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of September 30, 2007 and 2006 are as follows (in thousands):

	September 30, 2007	September 30, 2006
Foreign currency translation adjustments	$1,622	$3,738
Unrealized loss on securities	(510)	—
Cash flow hedge loss	—	(263)

Accumulated other comprehensive income	$1,112	$3,475

In January 2005, the Company hedged anticipated cash flows from Ariba Korea using foreign currency forward contracts (Korean Won) to offset the translation and economic exposures related to those cash flows. The Korean Won hedge minimized currency risk arising from cash held in Korean Won as a result of the Softbank settlement in October 2004. The change in fair value of the Korean Won forward contract attributable to the changes in forward exchange rates (the effective portion) was previously reported in stockholders’ equity. In the year ended September 30, 2007, the Company recorded a net realized gain of $2.2 million associated with the repatriation of cash from Ariba Korea and liquidation of the Ariba Korea entity, which is comprised of a $2.5 million gain from foreign currency translation adjustments and a $285,000 realized loss on the Korean Won cash flow hedge.

In the year ended September 30, 2007, the Company substantially liquidated FreeMarkets s.a./n.v., a former Belgium FreeMarkets entity, resulting in a $425,000 realized gain from currency translation adjustments.

Note 10—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Year Ended September 30,
	2007	2006	2005
Net loss	$(14,977)	$(47,801)	$(349,628)

Weighted average shares outstanding	77,654	73,754	66,787
Weighted average common shares issued subject to repurchase agreement	(7,548)	(7,830)	(3,132)

Weighted average shares used in computation of net loss per share—basic and diluted	70,106	65,924	63,655

Basic and diluted loss per share	$(0.21)	$(0.73)	$(5.49)

At September 30, 2007, 2006 and 2005, 622,000, 1.0 million and 2.5 million potential common shares, respectively, consisting almost entirely of outstanding options, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

Note 11—401(k) Savings Plan

Company employees in the United States can participate in the 401(k) Plan. Participants can generally contribute up to 100% of their eligible compensation annually as defined by the plan document, subject to the section 402(g) limit as defined by the IRS. The Company made a discretionary contribution in the form of common stock with a value of $2.5 million, $1.4 million and $0 in the years ended September 30, 2007, 2006 and 2005, respectively. The Company also made discretionary cash contributions of $0, $841,000 and $2.6 million to the 401(k) Plan during the years ended September 30, 2007, 2006 and 2005, respectively.

Note 12—Other Income—Softbank

In September 2003, the Company commenced an arbitration proceeding against Softbank for failing to meet its contractual revenue commitments. In October 2004, the Company entered into a definitive agreement with Softbank settling their dispute. A total of $37.0 million was recorded as “Deferred income—Softbank” in connection with the settlement. As the Company was unable to determine the respective fair value of the amounts that related to Softbank’s software license, related maintenance and the Company’s prior agreements with Softbank, the $37.0 million will be recognized ratably as “Other income—Softbank” over the three-year software license term ending in October 2007. The Company also made a provision for taxes of $4.8 million in the year ended September 30, 2005 as a result of the settlement. The Company recorded other income of $13.6 million, $13.6 million and $9.5 million in the years ended September 30, 2007, 2006 and 2005, respectively. As of September 30, 2007 and 2006, deferred income related to the Softbank settlement was $566,000 and $14.1 million, respectively.

Note 13—Pending Acquisition of Procuri, Inc.

In September 2007, the Company announced that it had signed a definitive agreement (the “Agreement”) to acquire Procuri, a privately held company headquartered in Atlanta, Georgia. Procuri is a provider of on-demand supply management solutions. Under the terms of the Agreement, the Company will pay $93.0 million in consideration at closing, consisting of equal amounts of cash and common stock, of which $14.0 million of the cash will be placed in escrow to secure indemnity obligations of Procuri stockholders. The Company will also assume and payoff approximately $8.9 million of Procuri’s debt. The transaction is expected to close in the latter part of the Company’s first quarter of fiscal year 2008.

Note 14—Selected Quarterly Financial Data (unaudited)

	Fiscal Year 2007 For the Quarter Ended
	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006
Revenues:
License	$5,029	$3,269	$4,759	$5,158
Subscription and maintenance	37,383	36,052	33,733	33,438
Services and other	33,105	36,243	34,927	38,571

Total revenues	75,517	75,564	73,419	77,167

Cost of revenues:
License	446	358	283	610
Subscription and maintenance	8,175	8,490	8,195	7,849
Services and other	26,153	28,132	28,913	29,720
Amortization of acquired technology and customer intangible assets	3,288	3,356	3,734	3,696

Total cost of revenues	38,062	40,336	41,125	41,875

Gross profit	37,455	35,228	32,294	35,292

Operating expenses:
Sales and marketing	24,443	23,389	23,096	22,976
Research and development	12,314	13,254	13,033	12,558
General and administrative	10,672	10,822	8,714	9,572
Other income—Softbank	(3,391)	(3,390)	(3,389)	(3,394)
Amortization of other intangible assets	100	101	124	200
Restructuring and integration benefit	(389)	(3,805)	—	—

Total operating expenses	43,749	40,371	41,578	41,912

Loss from operations	(6,294)	(5,143)	(9,284)	(6,620)
Interest and other income, net	2,839	3,456	4,896	3,110

Net loss before income taxes	(3,455)	(1,687)	(4,388)	(3,510)
Provision for income taxes	329	347	684	577

Net loss	$(3,784)	$(2,034)	$(5,072)	$(4,087)

Net loss per share—basic and diluted	$(0.05)	$(0.03)	$(0.07)	$(0.06)

Weighted average shares used in computing net loss per share—basic and diluted	71,657	70,340	69,704	68,723

	Fiscal Year 2006 For the Quarter Ended
	Sept. 30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005
Revenues:
License	$5,082	$6,075	$6,135	$6,622
Subscription and maintenance	32,618	31,619	30,588	31,801
Services and other	34,710	35,939	37,018	37,809

Total revenues	72,410	73,633	73,741	76,232

Cost of revenues:
License	616	306	499	568
Subscription and maintenance	6,680	6,894	6,782	6,683
Services and other	32,232	33,035	32,921	31,374
Amortization of acquired technology and customer intangible assets	3,697	3,696	3,696	4,613

Total cost of revenues	43,225	43,931	43,898	43,238

Gross profit	29,185	29,702	29,843	32,994

Operating expenses:
Sales and marketing	23,855	23,518	15,532	19,551
Research and development	13,005	12,333	12,794	11,953
General and administrative	8,712	6,973	8,347	8,818
Other income—Softbank	(3,395)	(3,396)	(3,393)	(3,401)
Amortization of other intangible assets	200	200	200	200
Restructuring and integration costs	942	24,376	730	273

Total operating expenses	43,319	64,004	34,210	37,394

Loss from operations	(14,134)	(34,302)	(4,367)	(4,400)
Interest and other income, net	4,961	3,138	1,947	889

Net loss before income taxes	(9,173)	(31,164)	(2,420)	(3,511)
Provision for income taxes	890	318	171	154

Net loss	$(10,063)	$(31,482)	$(2,591)	$(3,665)

Net loss per share—basic and diluted	$(0.15)	$(0.48)	$(0.04)	$(0.06)

Weighted average shares used in computing net loss per share—basic and diluted	67,215	65,817	65,298	65,322

In connection with a review of the Company’s deferred revenue accounts in the year ended September 30, 2007, a $19.1 million adjustment was made to increase the September 30, 2006 deferred revenue, current and decrease deferred revenue, less current portion. The adjustment of deferred revenues corrected an error in the classification between deferred revenue, current and deferred revenues, less current portion. Total deferred revenues were not impacted by the adjustment. The Company’s previously reported deferred revenue, current had been understated and the following tables describe the revisions made to interim consolidated financial statements previously issued during fiscal year 2007.

The following table summarizes the changes to the Condensed Consolidated Balance Sheet at June 30, 2007:

	As Previously Reported	Adjustment	As Revised
Deferred revenue, current	$57,849	$18,493	$76,342
Total current liabilities	$131,054	$18,493	$149,547
Deferred revenue, less current portion	$26,960	$(18,493)	$8,467

The following table summarizes the changes to the Condensed Consolidated Balance Sheet at March 31, 2007:

	As Previously Reported	Adjustment	As Revised
Deferred revenue, current	$54,127	$19,377	$73,504
Total current liabilities	$129,560	$19,377	$148,937
Deferred revenue, less current portion	$27,313	$(19,377)	$7,936

The following table summarizes the changes to the Condensed Consolidated Balance Sheet at December 31, 2006:

	As Previously Reported	Adjustment	As Revised
Deferred revenue, current	$46,329	$20,063	$66,392
Total current liabilities	$128,210	$20,063	$148,273
Deferred revenue, less current portion	$27,264	$(20,063)	$7,201

The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the correction of the error. Accordingly, the financial statements and related financial information contained in such reports should no longer be relied upon with respect to the Company’s deferred revenue, current and deferred revenue, less current portion, for the affected reporting periods. All referenced amounts for prior periods in the consolidated financial statements are presented on an as revised basis.

Note 15—Subsequent Event

In the first quarter of fiscal year 2008, the Company evaluated its office space in Sunnyvale, California, and determined that it will cease use of approximately 31,500 square feet of space in its corporate headquarters in the Company’s first quarter of fiscal year 2008. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 144, the Company will record a restructuring charge of approximately $5.0 million in the Company’s first quarter of fiscal year 2008, covering principally the lease costs.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Disclosure controls and procedures are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis by both our internal audit and finance organizations. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2007 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2007. We have reviewed the results of management’s assessment with our Audit Committee.

Changes in Internal Control over Financial Reporting

As a result of remediating a material weakness in internal control over financial reporting identified when assessing the effectiveness of our internal control over financial reporting as of September 30, 2006, we made a number of changes in our internal control over financial reporting in our most recently completed fiscal quarter that has affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of implementing these changes, during the year-end closing process, the Company determined that its historical method of classification between short-term and long-term deferred revenue was not in accordance with generally accepted accounting principles (“GAAP”) and concluded that the Company’s previously reported deferred revenue, current and total current liabilities had been understated. Accordingly, management concluded that the previously issued annual and interim financial statements should be revised. Prior to the filing of this Form 10-K, the Company corrected its accounting for deferred revenue classifications. See also Notes 1 and 14 of Notes to Consolidated Financial Statements.

Except for the changes discussed above, there have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Description of the Fiscal Year 2006 Material Weaknesses

As described in Item 9A of our prior year Annual Report on Form 10-K, management identified the following deficiencies, which in the aggregate, were deemed to represent a material weakness in our internal control over financial reporting:

In fiscal year 2001, we abandoned a number of leased facilities as part of our corporate restructuring. Included in the restructuring charges was the impairment of leasehold improvements made to these facilities. In preparing our consolidated financial statements for the fiscal year ended September 30, 2006, our management reconciled the amount of the impaired leasehold improvements in our general ledger with our fixed assets register. The reconciliation identified that a total of $3.6 million of depreciation expense had been incorrectly recorded in fiscal years 2002 and 2003 for the leasehold improvements impaired in fiscal year 2001.

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

Additionally, as identified during our ongoing efforts to perform enhanced analysis and documentation of certain balance sheet accounts, the Company determined that its historical method of accounting for the net deferred revenue classification of short-term and long-term amounts was not in accordance with GAAP. As a result of changing its historical practices to conform to GAAP in the classification of deferred revenue, management concluded that the Company’s previously reported deferred revenue, current had been understated and that previously issued annual and interim consolidated financial statements should be revised.

Remediation of the Fiscal Year 2006 Material Weakness

During the year ended September 30, 2007, a more detailed analysis and documentation of certain of our balance sheet accounts was performed. Specifically the Company has enhanced its control environment to ensure each key balance sheet account is subjected to detailed analysis, supported to appropriate underlying information, and reviewed by members of management. As a result, management has determined that the material weakness identified as of September 30, 2006 has been remediated as of September 30, 2007.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Ariba, Inc.

We have audited Ariba Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ariba, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Ariba, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ariba, Inc. and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2007 and our report dated November 13, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

November 13, 2007

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our executive officers required by this Item is incorporated by reference herein to the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K. The information concerning our directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and corporate governance required by this Item are incorporated herein by reference to information contained in sections of the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2007 (the “2008 Proxy Statement”) entitled “Proposal No. 1—Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

See the information set forth in the section entitled “Executive Compensation and Related Information” in the 2008 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth in Part I, Item 5 of this Form 10-K and the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2008 Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the information set forth in the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in the 2008 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the information set forth in the section entitled “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2008 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. FINANCIAL STATEMENTS

See Item 8 of this Form 10-K.

2. FINANCIAL STATEMENT SCHEDULES

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. EXHIBITS

The exhibits listed below in the accompanying “Exhibit Index” are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated September 20, 2007 by and among the Registrant, Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative.

3.1	Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K dated December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.4 to the Registrant’s Form S-1 Registration No. 333-76953).

4.1	Amended and Restated Investors’ Rights Agreement dated April 17, 1998 (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-1 Registration No. 333-76953).

4.2	Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).

4.3	Amended and Restated Investors’ Rights Agreement dated September 7, 1999 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-1 Registration No. 333-76953).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).

10.2‡	1996 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.3‡	1999 Equity Incentive Plan, as amended (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.4‡	Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration No. 333-76953).

10.5‡	SupplierMarket.com 1999 Stock Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-K dated April 10, 2003).

10.6‡	TradingDynamics 1999 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-K dated April 10, 2003).

Exhibit No.	Description
10.7‡	TradingDynamics 1998 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K dated April 10, 2003).

10.8‡	Tradex Technologies, Inc. 1999 Stock Option/Stock Issuance Plan, as amended (which is incorporated herein by reference to Exhibit 10.33 to the Registrant’s Form 10-K dated April 10, 2003).

10.9‡	Tradex Electronic Commerce Systems, Inc. 1997 Employee Stock Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-K dated April 10, 2003).

10.10‡	Third Amended and Restated Stock Incentive Plan of FreeMarkets, Inc.

10.11‡	2001 Broad Based Equity Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.12 to FreeMarkets’ Form 10-K dated March 14, 2003).

10.12	Lease Agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated May 15, 2000).

10.13	Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q dated April 10, 2003).

10.14	Lease Agreement, dated October 21, 1998, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(a) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).

10.15	First Amendment to Lease, dated March 30, 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(b) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).

10.16	Second Amendment to Lease, dated September 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(c) to FreeMarkets’ Amendment No. 1 to Registration Statement on Form S-1 dated November 11, 1999).

10.17	Third Amendment to Lease, dated March 2000, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.2(d) to FreeMarkets’ Form 10-K dated March 14, 2003).

10.18‡	Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s Form 10-Q dated February 14, 2001).

10.19‡	Amendment to Offer Letter, dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.20‡	Offer Letter, dated October 16, 2001, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q dated February 14, 2002).

10.21‡	Offer Letter, dated April 10, 2002, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).

Exhibit No.	Description
10.22‡	Severance Agreement, dated December 23, 2003, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 10-Q/A dated May 14, 2004).

10.23‡	Severance Agreement, dated December 31, 2003, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.39 to the Registrant’s Form 10-Q/A dated May 14, 2004).

10.24‡	Severance Agreement, dated December 31, 2003, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Form 10-Q/A dated May 14, 2004).

10.25‡	Severance Agreement, dated August 26, 2004, by and between the Registrant and Tayloe Stansbury (which is incorporated herein by reference to Exhibit 10.36 to the Registrant’s Form 10-K dated December 14, 2004).

10.26	Third Amendment to Lease, dated as of October 25, 2004, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-Q dated February 9, 2005).

10.27	Consent to Sublease, dated as of October 25, 2004, by and between Moffett Park Drive LLC, Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-Q dated February 9, 2005).

10.28	First Amendment to Sublease, dated as of October 7, 2004, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated February 9, 2005).

10.29	Second Amendment to and Restatement of Sublease, dated as of October 21, 2004, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-Q dated February 9, 2005).

10.30‡	Employment Agreement, dated January 23, 2004, by and between the Registrant and Kent Parker (which is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Form 10-K dated December 7, 2005).

10.31‡	Bonus Plan for Executive Officers, adopted on November 3, 2006 (which is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 10-Q dated February 7, 2007).

10.32‡	Notice of Restricted Stock Award and Restricted Stock Agreement, dated as of November 3, 2006 by and between Ariba, Inc. and H. Tayloe Stansbury (which is incorporated herein by reference to Exhibit 10.39 to the Registrant’s Form 10-Q dated February 7, 2007).

10.33‡	Notice of Restricted Stock Award and Restricted Stock Agreement, dated as of November 3, 2006 by and between Ariba, Inc. and Kent Parker (which is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Form 10-Q dated February 7, 2007).

10.34‡	Notice of Restricted Stock Award and Restricted Stock Agreement, dated as of November 3, 2006 by and between Ariba, Inc. and Robert Calderoni (which is incorporated herein by reference to Exhibit 10.41 to the Registrant’s Form 10-Q dated February 7, 2007).

10.35‡	Notice of Restricted Stock Award and Restricted Stock Agreement, dated as of November 3, 2006 by and between Ariba, Inc. and Kevin Costello (which is incorporated herein by reference to Exhibit 10.42 to the Registrant’s Form 10-Q dated February 7, 2007).

10.36‡	Notice of Restricted Stock Award and Restricted Stock Agreement, dated as of November 3, 2006 by and between Ariba, Inc. and James Frankola (which is incorporated herein by reference to Exhibit 10.43 to the Registrant’s Form 10-Q dated February 7, 2007).

Exhibit No.	Description
10.37	Sixth Amendment to Lease by and between One Oliver Associates L.P. and the Registrant, effective as of January 1, 2007 (which is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 8-K dated February 16, 2007).

10.38	First Amendment to Sublease, dated as of June 15, 2007, by and between Juniper Networks, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.45 to the Registrant’s Form 10-Q dated August 8, 2007).

10.39	Fourth Amendment to Lease, dated as of July 10, 2007, by and between Moffet Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.46 to the Registrant’s Form 10-Q dated August 8, 2007).

14.1	Code of Business Conduct (which is incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10-K dated December 1, 2006).

21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated by reference to the signature page of this Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on November 15, 2007.

ARIBA, INC.

By:	/s/ JAMES W. FRANKOLA
James W. Frankola
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert M. Calderoni and James W. Frankola, and each of them, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT M. CALDERONI Robert M. Calderoni	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 15, 2007

/s/ JAMES W. FRANKOLA James W. Frankola	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 15, 2007

/s/ ROBERT D. JOHNSON Robert D. Johnson	Director	November 15, 2007

/s/ RICHARD A. KASHNOW Richard Kashnow	Director	November 15, 2007

/s/ ROBERT E. KNOWLING, JR. Robert E. Knowling, Jr.	Director	November 15, 2007

/s/ THOMAS F. MONAHAN Thomas F. Monahan	Director	November 15, 2007

/s/ KARL E. NEWKIRK Karl E. Newkirk	Director	November 15, 2007

/s/ RICHARD F. WALLMAN Richard F. Wallman	Director	November 15, 2007

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated September 20, 2007 by and among the Registrant, Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative.

3.1	Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K dated December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.4 to the Registrant’s Form S-1 Registration No. 333-76953).

4.1	Amended and Restated Investors’ Rights Agreement dated April 17, 1998 (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-1 Registration No. 333-76953).

4.2	Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).

4.3	Amended and Restated Investors’ Rights Agreement dated September 7, 1999 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-1 Registration No. 333-76953).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).

10.2‡	1996 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.3‡	1999 Equity Incentive Plan, as amended (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.4‡	Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration No. 333-76953).

10.5‡	SupplierMarket.com 1999 Stock Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-K dated April 10, 2003).

10.6‡	TradingDynamics 1999 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-K dated April 10, 2003).

10.7‡	TradingDynamics 1998 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K dated April 10, 2003).

10.8‡	Tradex Technologies, Inc. 1999 Stock Option/Stock Issuance Plan, as amended (which is incorporated herein by reference to Exhibit 10.33 to the Registrant’s Form 10-K dated April 10, 2003).

10.9‡	Tradex Electronic Commerce Systems, Inc. 1997 Employee Stock Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-K dated April 10, 2003).

10.10‡	Third Amended and Restated Stock Incentive Plan of FreeMarkets, Inc..

10.11‡	2001 Broad Based Equity Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.12 to FreeMarkets’ Form 10-K dated March 14, 2003).

10.12	Lease Agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated May 15, 2000).

Exhibit No.	Description
10.13	Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q dated April 10, 2003).

10.14	Lease Agreement, dated October 21, 1998, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(a) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).

10.15	First Amendment to Lease, dated March 30, 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(b) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).

10.16	Second Amendment to Lease, dated September 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(c) to FreeMarkets’ Amendment No. 1 to Registration Statement on Form S-1 dated November 11, 1999).

10.17	Third Amendment to Lease, dated March 2000, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.2(d) to FreeMarkets’ Form 10-K dated March 14, 2003).

10.18‡	Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s Form 10-Q dated February 14, 2001).

10.19‡	Amendment to Offer Letter, dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.20‡	Offer Letter, dated October 16, 2001, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q dated February 14, 2002).

10.21‡	Offer Letter, dated April 10, 2002, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).

10.22‡	Severance Agreement, dated December 23, 2003, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 10-Q/A dated May 14, 2004).

10.23‡	Severance Agreement, dated December 31, 2003, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.39 to the Registrant’s Form 10-Q/A dated May 14, 2004).

10.24‡	Severance Agreement, dated December 31, 2003, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Form 10-Q/A dated May 14, 2004).

10.25‡	Severance Agreement, dated August 26, 2004, by and between the Registrant and Tayloe Stansbury (which is incorporated herein by reference to Exhibit 10.36 to the Registrant’s Form 10-K dated December 14, 2004).

10.26	Third Amendment to Lease, dated as of October 25, 2004, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-Q dated February 9, 2005).

10.27	Consent to Sublease, dated as of October 25, 2004, by and between Moffett Park Drive LLC, Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-Q dated February 9, 2005).

Exhibit No.	Description
10.28	First Amendment to Sublease, dated as of October 7, 2004, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated February 9, 2005).

10.29	Second Amendment to and Restatement of Sublease, dated as of October 21, 2004, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-Q dated February 9, 2005).

10.30‡	Employment Agreement, dated January 23, 2004, by and between the Registrant and Kent Parker (which is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Form 10-K dated December 7, 2005).

10.31‡	Bonus Plan for Executive Officers, adopted on November 3, 2006 (which is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 10-Q dated February 7, 2007).

10.32‡	Notice of Restricted Stock Award and Restricted Stock Agreement, dated as of November 3, 2006 by and between Ariba, Inc. and H. Tayloe Stansbury (which is incorporated herein by reference to Exhibit 10.39 to the Registrant’s Form 10-Q dated February 7, 2007).

10.33‡	Notice of Restricted Stock Award and Restricted Stock Agreement, dated as of November 3, 2006 by and between Ariba, Inc. and Kent Parker (which is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Form 10-Q dated February 7, 2007).

10.34‡	Notice of Restricted Stock Award and Restricted Stock Agreement, dated as of November 3, 2006 by and between Ariba, Inc. and Robert Calderoni (which is incorporated herein by reference to Exhibit 10.41 to the Registrant’s Form 10-Q dated February 7, 2007).

10.35‡	Notice of Restricted Stock Award and Restricted Stock Agreement, dated as of November 3, 2006 by and between Ariba, Inc. and Kevin Costello (which is incorporated herein by reference to Exhibit 10.42 to the Registrant’s Form 10-Q dated February 7, 2007).

10.36‡	Notice of Restricted Stock Award and Restricted Stock Agreement, dated as of November 3, 2006 by and between Ariba, Inc. and James Frankola (which is incorporated herein by reference to Exhibit 10.43 to the Registrant’s Form 10-Q dated February 7, 2007).

10.37	Sixth Amendment to Lease by and between One Oliver Associates L.P. and the Registrant, effective as of January 1, 2007 (which is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 8-K dated February 16, 2007).

10.38	First Amendment to Sublease, dated as of June 15, 2007, by and between Juniper Networks, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.45 to the Registrant’s Form 10-Q dated August 8, 2007).

10.39	Fourth Amendment to Lease, dated as of July 10, 2007, by and between Moffet Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.46 to the Registrant’s Form 10-Q dated August 8, 2007).

14.1	Code of Business Conduct (which is incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10-K dated December 1, 2006).

21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated by reference to the signature page of this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Management contract or compensatory plan or arrangement.