Form 10-K/A
period 2007-09-30
ARIBA INC
filed 2007-11-26
CIK 1084755

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, originally filed November 15, 2007 (the “Original Annual Report”), is being filed solely to amend the Item 15 list of exhibits and Exhibit Index. The Item 15 list of exhibits and Exhibit Index in that report did not include an Exhibit 2.2 – Amendment No. 1 to the Agreement and Plan of Merger and Reorganization, dated as of September 20, 2007, by and among Ariba, Inc., Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative. This Amendment No. 1 is being filed to include under Item 15 list of exhibits and Exhibit Index an Exhibit 2.2. We are filing herewith currently dated certifications in Exhibit 31.1, 31.2 and 32.1. Except as described above, no other changes have been made to the Original Annual Report, and this Amendment No. 1 does not amend or update any other information contained in that original filing. No revisions have been made to the Registrant’s financial statements contained in the Original Annual Report.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)

3. EXHIBITS

Exhibit No.	Description

2.2	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization, dated as of September 20, 2007, by and among the Registrant, Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized on November 26, 2007.

ARIBA, INC.

By:	/s/ James W. Frankola
James W. Frankola
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert M. Calderoni Robert M. Calderoni	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 26, 2007

/s/ James W. Frankola James W. Frankola	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 26, 2007

* Robert D. Johnson	Director	November 26, 2007

* Richard Kashnow	Director	November 26, 2007

* Robert E. Knowling, Jr.	Director	November 26, 2007

* Thomas F. Monahan	Director	November 26, 2007

* Karl E. Newkirk	Director	November 26, 2007

* Richard F. Wallman	Director	November 26, 2007

*By:	/s/ James W. Frankola
(James W. Frankola, Attorney-in-Fact)

EXHIBIT INDEX

Exhibit No.	Description

2.2	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization, dated as of September 20, 2007, by and among the Registrant, Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4