Form 10-Q
period 2007-12-31
ARIBA INC
filed 2008-02-06
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

The number of shares outstanding of the registrant’s common stock as of December 31, 2007 was 84,809,245.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2007	September 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,148	$61,311
Marketable securities	42,768	83,667
Restricted cash	268	820
Accounts receivable, net of allowance for doubtful accounts of $1,883 and $1,973 as of December 31, 2007 and September 30, 2007, respectively	28,977	29,130
Prepaid expenses and other current assets	10,837	10,743

Total current assets	119,998	185,671
Property and equipment, net	21,058	20,230
Long-term investments	18,107	8,048
Restricted cash, less current portion	29,703	29,200
Goodwill	409,129	326,101
Other intangible assets, net	34,143	10,461
Other assets	2,821	3,875

Total assets	$634,959	$583,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,963	$10,882
Accrued compensation and related liabilities	19,870	24,192
Accrued liabilities	22,189	18,976
Litigation liability	7,900	—
Restructuring obligations	21,948	19,065
Deferred revenue	80,844	76,110
Deferred income—Softbank	—	566

Total current liabilities	163,714	149,791
Deferred rent obligations	21,151	22,628
Restructuring obligations, less current portion	51,881	52,106
Deferred revenue, less current portion	6,499	7,917
Other long-term liabilities	5,993	—

Total liabilities	249,238	232,442

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock	170	157
Additional paid-in capital	5,122,421	5,067,993
Accumulated other comprehensive income	587	1,112
Accumulated deficit	(4,737,457)	(4,718,118)

Total stockholders’ equity	385,721	351,144

Total liabilities and stockholders’ equity	$634,959	$583,586

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended December 31,
	2007	2006
Revenues:
Subscription and maintenance	$40,026	$34,019
Services and other	36,948	43,148

Total revenues	76,974	77,167

Cost of revenues:
Subscription and maintenance	8,868	7,849
Services and other	24,606	30,330
Amortization of acquired technology and customer intangible assets	3,509	3,696

Total cost of revenues	36,983	41,875

Gross profit	39,991	35,292

Operating expenses:
Sales and marketing	25,112	22,976
Research and development	13,317	12,558
General and administrative	13,502	9,572
Other income—Softbank	(566)	(3,394)
Amortization of other intangible assets	109	200
Restructuring and integration	3,838	—
Litigation provision	5,900	—

Total operating expenses	61,212	41,912

Loss from operations	(21,221)	(6,620)
Interest and other income, net	3,344	3,110

Loss before income taxes	(17,877)	(3,510)
Provision for income taxes	443	577

Net loss	$(18,320)	$(4,087)

Net loss per share—basic and diluted	$(0.25)	$(0.06)

Weighted average shares—basic and diluted	73,204	68,723

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended December 31,
	2007	2006
Operating activities:
Net loss	$(18,320)	$(4,087)
Adjustments to reconcile net loss to net cash provided by operating activities:
Recovery of doubtful accounts	(72)	(688)
Depreciation	1,913	1,694
Amortization of intangible assets	3,618	3,896
Stock-based compensation	9,829	9,686
Restructuring	3,838	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,386	(4,818)
Prepaid expenses and other assets	1,368	269
Accounts payable	(14)	(1,367)
Accrued compensation and related liabilities	(5,297)	(2,972)
Accrued liabilities	6,374	1,974
Deferred revenue	(1,193)	7,917
Deferred income—Softbank	(566)	(3,394)
Restructuring obligations	(4,649)	(3,583)

Net cash provided by operating activities	1,215	4,527

Investing activities:
Cash paid for acquisition, net of cash acquired	(54,554)	—
Purchases of property and equipment	(906)	(1,226)
Sales of marketable securities, net of purchases	30,517	(7,072)
Allocation from restricted cash, net	692	1,430

Net cash used in investing activities	(24,251)	(6,868)

Financing activities:
Proceeds from issuance of common stock	714	717
Repurchase of common stock	(1,639)	(855)

Net cash used in financing activities	(925)	(138)

Effect of foreign exchange rate changes on cash and cash equivalents	(202)	258

Net change in cash and cash equivalents	(24,163)	(2,221)
Cash and cash equivalents at beginning of period	61,311	51,997

Cash and cash equivalents at end of period	$37,148	$49,776

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2008. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 filed on November 15, 2007 with the Securities and Exchange Commission (“SEC”). There have been no significant changes in new accounting pronouncements or in the Company’s critical accounting policies that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 other than the impact of the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which affected our Accounting for Income Taxes policy (see Note 5).

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates. The items that are significantly impacted by estimates include revenue recognition, the assessment of recoverability of goodwill and other intangible assets, restructuring obligations related to abandoned operating leases, accounting for income taxes and contingencies related to the collectibility of accounts receivable and pending litigation.

Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. The Company maintains its cash, cash equivalents and investments with high quality financial institutions and limits its investment in individual securities based on the type and credit quality of each such security. A portion of our investment portfolio is invested in AAA rated auction rate securities. During the three months ended December 31, 2007, $3.4 million of the Company’s auction rate securities, which were purchased subsequent to June 30, 2007, failed to settle in auctions. While the Company now earns a premium interest rate on these investments, the investments are not liquid. In the event the Company needs to access these funds, it will not be able to do so without a loss of principal, unless a future auction on these investments is successful. The Company has reduced the carrying value of these investments by $833,000 as of December 31, 2007 through other comprehensive income to reflect the temporary nature of the impairment of these investments. At this time, there is no evidence to suggest that these investments are other-than-temporarily impaired or that they will not be settled in the short term; however, the Company will evaluate these investments on a quarterly basis.

The Company’s customer base consists of international businesses, and the Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses.

No customer accounted for more than 10% of total revenues for the three months ended December 31, 2007 and 2006. In addition, no customer accounted for more than 10% of net accounts receivable as of December 31, 2007. One customer accounted for more than 10% of net accounts receivable as of September 30, 2007, the Company’s most recent fiscal year end.

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the fiscal year beginning October 1, 2008. The Company is evaluating the impact of the provisions of SFAS No. 157 and will adopt this standard on October 1, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157. The Company is currently evaluating the impact of the provisions of SFAS No. 159 and will adopt this standard on October 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Statement 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will evaluate the impact the provisions of SFAS No. 141(R) and will adopt this standard on October 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will evaluate the impact the provisions of SFAS No. 141(R) and will adopt this standard on October 1, 2009.

Revenue Recognition

Substantially all of the Company’s revenues are derived from two sources: (i) providing software solutions on either a multi-tenant or single tenant basis and technical support and product updates, otherwise known as subscription and maintenance; and (ii) providing services, including implementation services, consulting services, training, education, premium support and other miscellaneous services. The significant majority of the Company’s standard end user license agreements provide for use of the Company’s software under a time-based license based on the number of users or other usage criteria. The Company licenses its software in multiple element arrangements in which the customer typically purchases a combination of some or all of the following: (i) software solutions, either on a standalone or on-demand basis; (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and unspecified product updates typically over a period of one year or over the term of the license; and (iii) a services arrangement, on either a fixed fee for access to specific services over time or a time and materials basis.

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

Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective transition method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and SFAS No. 148. The Company amortizes the fair value of awards granted both before and after October 1, 2005 on an accelerated basis. SFAS No. 123R requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest.

During the three months ended December 31, 2006, the Company accelerated approximately 259,000 unvested stock options, which resulted in approximately $1.0 million of compensation cost. During the three months ended December 31, 2007 and 2006, the Company recorded $176,000 and $1.6 million, respectively, of stock-based compensation expense associated with employee and director stock options and employee stock purchase plan programs.

During the three months ended December 31, 2007, the Company granted 1.4 million shares of restricted common stock to executive officers and certain employees with a fair value of $16.5 million. This amount is being amortized in accordance with SFAS No. 123R over the vesting period of the individual restricted common stock grants, which is two to three years.

During the three months ended December 31, 2007, the Company also granted 1.0 million shares of restricted common stock to executive officers and certain key employees with a fair value of $12.2 million, whose vesting and the number of shares are contingent upon meeting performance milestones related to subscription software revenues for the year ended September 30, 2008 and upon subsequent service periods. The number of shares that will vest upon meeting the performance milestones and subsequent service periods is up to 200%, or 2.1 million shares with a fair value of $24.4 million. The shares vest one-third upon the achievement of the performance milestone, one-third upon service on the first anniversary of achievement of the performance milestone and one-third upon service on the second anniversary of achievement of the performance milestone. Current assumptions are that the performance milestone will be met at 200% and compensation expense is recorded based upon the fair value based on the closing price on the date of grant over the vesting period, or three years. The Company will evaluate this assumption on a quarterly basis for the year ended September 30, 2008. If the performance milestone is not achieved and the shares fail to vest, any previously recognized compensation cost will be reversed.

During the three months ended December 31, 2006, the Company granted 139,425 shares of restricted common stock to certain employees with a fair value of $1.1 million. This amount is being amortized in accordance with SFAS No. 123R, over the vesting period of the individual restricted common stock grants, which is three years.

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

During the three months ended December 31, 2007 and 2006, the Company recorded $8.9 million and $7.2 million, respectively, of stock-based compensation expense associated with restricted stock grants. As of December 31, 2007, there was $51.9 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 1.0 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan in the form of common stock with a value of $783,000 and $748,000 in the three months ended December 31, 2007 and 2006, respectively.

Total stock-based compensation of $9.8 million and $9.7 million was recorded in the three months ended December 31, 2007 and 2006, respectively, to various operating expense categories as follows (in thousands):

	Three Months Ended December 31,
	2007	2006
Cost of revenues—subscription and maintenance	$497	$563
Cost of revenues—services and other	1,617	2,124
Sales and marketing	3,783	3,360
Research and development	1,241	1,412
General and administrative	2,691	2,227

Total	$9,829	$9,686

Note 2—Business Combination

The Company acquired Procuri, Inc. (“Procuri”), a privately held company headquartered in Atlanta, Georgia, to expand its on-demand supply management solutions on December 17, 2007. The Company has included the financial results of Procuri in its condensed consolidated financial results effective December 17, 2007. The total purchase price for Procuri was $102.1 million which consisted of $55.0 million in cash paid to acquire the outstanding common stock of Procuri and payoff Procuri’s outstanding debt, $45.5 million of the Company’s common stock (based on the issuance of 4.0 million shares of Ariba common stock) and $1.5 million for transaction costs. For the purposes of the purchase price calculation, the deemed fair value of the Ariba common stock issued in the merger was $11.36 per share, which is equal to Ariba’s average closing price per share as reported on the Nasdaq Global Market for each trading day during the period beginning two days before the acquisition date and the acquisition date of December 17, 2007. $14 million of cash will be held in escrow by a third-party escrow agent for indemnification claims. The escrow shall be released eighteen months after the closing of the merger. There is an additional indemnification obligation of $7 million by the stockholders of Procuri outside the escrow that shall expire thirty months after the closing of the merger with respect to certain intellectual property and tax representations. In allocating the purchase price based on estimated fair values, the Company has preliminarily recorded $83.0 million of goodwill, $27.3 million of identifiable intangible assets and $8.3 million of net tangible liabilities. Due to the timing of the Procuri acquisition, the Company is still in the process of finalizing the valuation of the acquired assets and liabilities, and therefore the purchase price allocation is preliminary and subject to change once finalized. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of identifiable intangible assets, certain legal matters, non-income based taxes and other accrued liabilities.

None of the goodwill resulting from the acquisition of Procuri is expected to be deductible for tax purposes. Identified intangible assets associated with the acquisition of Procuri will be amortized to cost of revenues and operating expense based upon the nature of the asset ratably over the estimated period of benefit of up to six years as detailed in the table below. The estimated period of benefit is determined based upon the estimated period of positive cash flows being generated by the asset. Identifiable intangible assets preliminarily consist of:

Identified Intangible Assets	Fair Value (in thousands)	Estimated Useful Life (years)	Estimated Annual Amortization (in thousands)	Statements of Operations Classification
Existing technology	$2,800	2	$1,400	Cost of revenue
Customer contracts and related customer relationships	23,500	6	$3,917	Cost of revenue
Trade name / trademarks	600	2	$300	Operating expense
Non-competition agreements	400	2	$200	Operating expense

	$27,300

The following unaudited pro forma financial information is presented to reflect the results of operations for the three months ended December 31, 2007 and 2006 as if the acquisition of Procuri had occurred on October 1, 2007 and 2006, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on October 1, 2007 and 2006, respectively, and may not be indicative of future operating results (in thousands, except per share amounts):

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Revenues	$80,996	$81,316
Net loss	$(23,043)	$(9,936)
Net loss per share—basic and diluted	$(0.30)	$(0.14)
Weighted average shares—basic and diluted	76,604	72,733

Note 3—Goodwill and Other Intangible Assets

The table below reflects changes or activity in the balances related to goodwill for the three months ended December 31, 2007 (in thousands):

Net carrying amount
Goodwill balance as of October 1, 2007	$326,101
Goodwill related to Procuri	83,028

Goodwill balance as of December 31, 2007	$409,129

The table below reflects changes or activity in the balances related to other intangible assets for the three months ended December 31, 2007 (in thousands):

	Useful Life	December 31, 2007			September 30, 2007
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	24 months	$13,200	$(10,458)	$2,742	$10,400	$(10,400)	$—
Contracts and related customer relationships	48 to 72 months	77,787	(47,874)	29,913	54,287	(44,421)	9,866
Order backlog	6 months	100	(100)	—	100	(100)	—
Excess fair value of Visteon in-place contract over current fair value	10 months	1,894	(1,894)	—	1,894	(1,894)	—
Trade names/trademarks	24 to 60 months	2,200	(1,298)	902	1,800	(1,205)	595
Non-competition agreements	24 months	600	(14)	586	—	—	—

Total		$95,781	$(61,638)	$34,143	$68,481	$(58,020)	$10,461

Amortization of other intangible assets for the three months ended December 31, 2007 totaled $3.6 million. Of the total, amortization of $3.5 million related to contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three months ended December 31, 2007. Amortization of $109,000 primarily related to trade names/trademarks and non-competition agreements was recorded as operating expense in the three months ended December 31, 2007.

Amortization of other intangible assets for the three months ended December 31, 2006 totaled $3.9 million. Of the total, amortization of $3.7 million related to contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three months ended December 31, 2006. Amortization of $200,000 related to trade names/trademarks and other contracts and related customer relationships was recorded as operating expense in the three months ended December 31, 2006.

As of December 31, 2007, estimated future amortization expense related to intangible assets is $11.2 million for the remainder of fiscal year 2008, $6.1 million in fiscal year 2009, $4.3 million in fiscal year 2010, $3.9 million in fiscal year 2011, $3.9 million in fiscal year 2012, $3.9 million in fiscal year 2013 and $816,000 thereafter.

Note 4—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 182,000 square feet in this facility. The Company currently subleases two buildings, totaling 352,000 square feet, to third parties. These subleases expire in August 2008 and January 2013. The remaining 182,000 square feet is available for sublease. Minimum monthly lease payments are approximately $3.1 million and escalate annually, with the total future minimum lease payments amounting to $213.4 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit backed by cash equivalents, totaling $28.8 million as of December 31, 2007, as a form of security through fiscal year 2013. Also, the Company is required by other lease agreements to hold an additional $1.2 million of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $30.0 million is classified as restricted cash on the Company’s condensed consolidated balance sheet as of December 31, 2007.

The Company also occupies 91,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. This location consists principally of the Company’s services organization and administrative activities.

The Company leases certain equipment, software and its facilities under various noncancelable operating and immaterial capital leases with various expiration dates through 2017. Rental expense was $6.0 million and $8.1 million for the three months ended December 31, 2007 and 2006, respectively. This expense was reduced by sublease income of $1.9 million and $4.1 million for the three months ended December 31, 2007 and 2006, respectively.

The following table summarizes future minimum lease payments and sublease income under noncancelable operating leases as of December 31, 2007 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income
2008	$34,080	$6,849
2009	44,948	8,062
2010	45,727	8,571
2011	46,696	9,097
2012	48,600	9,643
Thereafter	28,736	3,170

Total	$248,787	$45,392

Of the total operating lease commitments noted above, $89.8 million is for occupied properties and $159.0 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring and integration costs

The following table details accrued restructuring and integration obligations and related activity through December 31, 2007 (in thousands):

	Severance and benefits	Lease abandonment costs	Asset impairment	Total restructuring and integration costs
Accrued restructuring obligations as of October 1, 2006	$42	$95,252	$—	$95,294
Cash paid	(42)	(18,986)	—	(19,028)
Total charge to operating expense	—	(4,194)	—	(4,194)
Reclassification to deferred rent obligation	—	(901)	—	(901)

Accrued restructuring obligations as of September 30, 2007	—	71,171	—	71,171
Cash paid	(250)	(3,420)	—	(3,670)
Total charge to operating expense	378	3,074	386	3,838
Asset impairment applied to asset balances	—	—	(386)	(386)
Restructuring obligation assumed under purchase acquisition	2,253	623	—	2,876

Accrued restructuring obligations as of December 31, 2007	$2,381	$71,448	$—	73,829

Less: current portion				21,948

Accrued restructuring obligations, less current portion				$51,881

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. The Company recorded a charge of $378,000 related to severance benefit costs in connection with its acquisition of Procuri for the three months ended December 31, 2007. In addition, the Company assumed liabilities related to the severance of former Procuri employees of $2.3 million.

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Sunnyvale, California and Pittsburgh, Pennsylvania. In the three months ended December 31, 2007, the Company evaluated its office space in Sunnyvale, California, and ceased use of approximately 31,500 square feet of space in its corporate headquarters in the three months ended December 31, 2007. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 144, the Company recorded lease abandonment costs of $3.1 million and leasehold impairments of $386,000 in the three months ended December 31, 2007. Also during the three months ended December 31, 2007, due to the planned abandonment of an additional facility as a result of the Company’s acquisition of Procuri, the Company recorded an adjustment of $623,000 to the restructuring obligation in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. This restructuring cost was considered part of the preliminary purchase accounting for Procuri. Total lease abandonment costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. As of December 31, 2007, $71.4 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013.

The Company’s lease abandonment accrual is net of $77.0 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $45.4 million as of December 31, 2007, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at December 31, 2007, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the Company’s Sunnyvale, California headquarters by approximately $3.2 million as of December 31, 2007.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of December 31, 2007.

Litigation

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to the Company’s and FreeMarkets’ initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against the Company and FreeMarkets, Inc. (“FreeMarkets”), and against certain of the two companies’ former officers and directors. These complaints were later consolidated into single class action proceedings related to each IPO. In June 2003, a proposed settlement was reached between plaintiffs and the Company and FreeMarkets (the individual defendants having been previously dismissed). The Company merged with FreeMarkets in July 2004. In June 2005, the underwriters filed an appeal of the District Court’s order granting class certification in six focus cases. On December 5, 2006, the Court of Appeals issued an opinion, reversing the District Court’s order granting class certification and finding that plaintiffs cannot satisfy certain elements required for class actions. On June 25, 2007, in light of the Court of Appeals’ decision, the District Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. On August 14, 2007, the plaintiffs filed amended complaints in the focus cases, seeking to address the deficiencies raised in the Court of Appeals’ opinion. On September 27, 2007, plaintiffs moved to certify the classes in those focus cases. In November 2007, the underwriters and issuers in the focus cases moved to dismiss the amended complaints. On December 28, 2007, the underwriters filed a motion to strike the class allegations in the amended complaints, which the issuers in the focus cases later joined. The parties are currently discussing further discovery that the plaintiffs seek from the underwriters and the issuers. As of December 31, 2007, no amount is accrued as a loss is not considered probable or estimable.

Litigation Relating to Alleged Patent Infringement Disclosures Involving the Company’s Chairman and Chief Executive Officer and Former President and Director

On October 31, 2005, a purported class action, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, was filed in the United States District Court for the Eastern District of Virginia against the Company’s Chairman and Chief Executive Officer and a former president and director of the Company. That case was transferred to the United States District Court for the Northern District of California and an Amended Complaint was filed on November 30, 2006, adding the Company as a defendant. The action was brought on behalf of stockholders who purchased the Company’s stock from June 10, 2003 to February 7, 2005. A second amended complaint was filed on May 18, 2007. It alleges that the defendants artificially inflated the Company’s stock price between those dates by failing to disclose, in public statements that the Company made about its products, market position and performance, that some of those products allegedly infringed patents belonging to a third party. The defendants filed a motion to dismiss plaintiff’s second amended complaint which was heard by the Court on October 22, 2007. In response, on November 15, 2007, the case was dismissed by the Court. Plaintiffs’ time to file an appeal has expired. As of December 31, 2007, no amount is accrued as a loss is not considered probable or estimable.

Patent Litigation with Sky Technologies, LLC.

In October 2006, the Company was sued by Sky Technologies, LLC (“Sky”) for patent infringement in the United States District Court for the District of Massachusetts. In that action, Sky sought damages, enhancement of damages, an attorneys fee award and an injunction against further infringement. On October 19, 2007, Sky filed a separate patent infringement action in the United States District Court for the Eastern District of Texas against Procuri. The Company purchased Procuri on December 17, 2007. Sky sought damages and an injunction against further infringement in that action. After two weeks of trial in the Massachusetts action, and while the Procuri action was pending in Texas, on December 31, 2007, Sky and the Company agreed in principle to settle both matters for a total of $7.9 million, $2.0 million for the Procuri action and $5.9 million for the Ariba action. The definitive settlement agreement was executed on January 19, 2008. The Company has accrued these amounts in its condensed consolidated balance sheet as of December 31, 2007.

Patent Litigation with Emptoris, Inc.

On April 19, 2007, the Company sued Emptoris, Inc. (“Emptoris”) in the United States District Court for the Eastern District of Texas for Emptoris’ infringement of four of our patents. We are seeking an award of damages, enhancement of those damages, an attorneys fee award and an injunction against further infringement. Emptoris has denied that it has infringed our patents and alleges that our patents are not valid or enforceable. On November 20, 2007, Emptoris sued the Company for infringement of one of its patents in the same Texas court where the Company’s patent claims are pending. Emptoris seeks an award of damages against the Company, an attorneys fee award and an injunction against further infringement. As of December 31, 2007, no amount is accrued as a loss is not considered probable or estimable.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding as of December 31, 2007.

Note 5—Income Taxes

On October 1, 2007, the Company adopted FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.

The total amount of gross unrecognized tax benefits as of October 1, 2007 (the date of adoption of FIN 48) was $6.0 million including interest and penalties. The adoption of FIN 48 resulted in an increase to the Company’s retained deficit of $1.0 million. In addition, as of the date of adoption, approximately $4.4 million of unrecognized benefits would affect the Company’s effective tax rate if realized. The Company recognizes interest and penalties related to uncertain tax positions in the Company’s provision for income taxes line of the Company’s consolidated statements of operations and the gross amount of interest and penalties accrued as of the date of adoption was $1.5 million. The Company also reclassified $6.0 million of certain short-term tax liabilities to long-term in the three months ended December 31, 2007 as a result of the adoption of FIN 48.

As of December 31, 2007, due to expiring statutes of limitation, the company’s unrecognized tax benefits will decrease in the next 12 months by approximately $3.2 million. Although the Company has numerous tax audits in progress globally which could affect its unrecognized tax benefits, at this time the Company cannot reasonably predict the outcomes of those audits or the impacts on our unrecognized tax benefits. The Company’s U.S. federal income tax return is open to examination for the fiscal year ended September 30, 2004 and forward. Globally, the Company’s income tax returns are open to examination among various jurisdictions ranging from fiscal year ended September 30, 2001 forward.

The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to the Company’s tax audits. However, there can be no assurances as to the possible outcomes.

Note 6—Stockholders’ Equity

Stock-Based Compensation Plans

A summary of the activity related to the Company’s restricted common stock is presented below for the three months ended December 31, 2007:

	Three Months Ended December 31, 2007
	Number of Shares	Weighted- Average Fair Value
Nonvested at beginning of period	6,396,580	$8.33
Granted	2,432,850	$11.78
Vested	(660,548)	$10.21
Forfeited	(304,257)	$7.69

Nonvested at end of period	7,864,625	$9.26

The fair value of stock awards vested was $7.6 million for each of the three months ended December 31, 2007 and 2006, respectively.

A summary of the activity related to the Company’s stock options is presented below:

	Three Months Ended December 31, 2007
	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	1,273,285	$12.76
Granted	—	$—
Exercised	(128,063)	$5.48
Forfeited	(18,416)	$40.74

Outstanding at end of period	1,126,806	$13.19	$3,383,000

Exercisable at end of period	1,126,806	$13.19	$3,383,000

The total intrinsic value of options exercised during the three months ended December 31, 2007 and 2006 was $866,000 and $570,000, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2008 and the exercise price, multiplied by the number of shares subject to in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company’s stock.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three months ended December 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended December 31,
	2007	2006
Net loss	$(18,320)	$(4,087)
Unrealized loss on securities	(323)	(4)
Foreign currency translation adjustments	(202)	263
Cash flow hedge losses	—	(53)

Comprehensive loss	$(18,845)	$(3,881)

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive income as of December 31, 2007 and September 30, 2007 are as follows (in thousands):

	December 31, 2007	September 30, 2007
Unrealized loss on securities	$(833)	$(510)
Foreign currency translation adjustments	1,420	1,622

Accumulated other comprehensive income	$587	$1,112

The Company had a $833,000 gross unrealized loss on an auction rate security as of December 31, 2007. Because the Company has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, the Company does not consider the investment to be other-than-temporarily impaired at December 31, 2007. See also Note 1 of Notes to Condensed Consolidated Financial Statements.

Note 7—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended December 31,
	2007	2006
Net loss	$(18,320)	$(4,087)

Weighted-average common shares outstanding	81,574	76,204
Less: Weighted-average common shares subject to repurchase	(8,371)	(7,481)

Weighted-average common shares—basic and diluted	73,204	68,723

Net loss per common share—basic and diluted	$(0.25)	$(0.06)

For the three months ended December 31, 2007 and 2006, 280,000 and 824,000 weighted-average potential common shares, respectively, consisting almost entirely of outstanding options, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

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

Financial information for each reportable segment was as follows for the three months ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended December 31,
	2007	2006
Revenue
—North America	$46,080	$46,460
—EMEA	18,891	18,384
—APAC	5,953	5,335
—Corporate revenue	6,050	6,988

Total revenue	$76,974	$77,167

Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Certain revenue items are not allocated to segments because they are separately managed at the corporate level. These items include Ariba Managed Procurement Services, expense reimbursement and other miscellaneous items.

	Three Months Ended December 31,
	2007	2006
	(in thousands)
Contribution margin
—North America	$18,142	$19,608
—EMEA	6,491	6,840
—APAC	548	446

Total segment contribution margin	$25,181	$26,894

Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include marketing costs other than direct sales and marketing, research and development costs, corporate general and administrative costs, such as legal and accounting, amortization of purchased intangibles, other income—Softbank, restructuring and integration costs, litigation provision, interest and other income, net and provision for income taxes.

The reconciliation of segment information to the Company’s net loss before income taxes was as follows for the three months ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended December 31,
	2007	2006
Segment contribution margin	$25,181	$26,894
Corporate revenue	6,050	6,988
Corporate costs, such as research and development, corporate general and administrative and other	(39,662)	(40,000)
Amortization of acquired technology and customer intangible assets	(3,509)	(3,696)
Other income—Softbank	566	3,394
Amortization of other intangibles	(109)	(200)
Restructuring and integration	(3,838)	—
Litigation provision	(5,900)	—
Interest and other income, net	3,344	3,110

Loss before income taxes	$(17,877)	$(3,510)

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

	Three Months Ended December 31,
	2007	2006
Subscription revenues	$20,831	$15,179
Maintenance revenues	19,195	18,840
Services and other revenues	36,948	43,148

Total	$76,974	$77,167

Information regarding long-lived assets in geographic areas are as follows (in thousands):

	December 31, 2007	September 30, 2007
Long-Lived Assets:
United States	$18,831	$17,756
International	2,227	2,474

Total	$21,058	$20,230

Note 9—Other Income—Softbank

In June 2003, the Company commenced an arbitration proceeding against Softbank for failing to meet its contractual revenue commitments. In October 2004, the Company entered into a definitive agreement with Softbank settling their dispute. A total of $37.0 million was recorded as “Deferred income—Softbank” in connection with the settlement. As the Company was unable to determine the respective fair value of the amounts that related to Softbank’s software license, related maintenance and the Company’s prior agreements with Softbank, the $37.0 million was recognized ratably as “Other income—Softbank” over the three-year software license term ended October 2007. The Company recorded $566,000 and $3.4 million in income related to the Softbank agreement in the three months ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there is $0 of deferred income related to the Softbank settlement.

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

Recent Event

Patent Infringement Settlement

In October 2006, we were sued by Sky Technologies, LLC (“Sky”) for patent infringement in the United States District Court for the District of Massachusetts. In that action, Sky sought damages, enhancement of damages, an attorneys fee award and an injunction against further infringement. On October 19, 2007, Sky filed a separate patent infringement action in the United States District Court for the Eastern District of Texas against Procuri. We purchased Procuri on December 17, 2007. Sky sought damages and an injunction against further infringement in that action. After two weeks of trial in the Massachusetts action, and while the Procuri action was pending in Texas, on December 31, 2007, Sky and the Company agreed in principle to settle both matters for a total of $7.9 million, $2.0 million for the Procuri action and $5.9 million for the Ariba action. The definitive settlement agreement was executed on January 19, 2008. We have accrued these amounts in our condensed consolidated balance sheet as of December 31, 2007.

Overview of Our Business

Ariba is the leading provider of on-demand spend management solutions. Our solutions combine on-demand software, category expertise and services to help companies automate the procurement process and drive best practice processes that lower costs, improve profits and increase competitive advantage. Ariba® Spend Management™ solutions are easy to use, cost effective and quick to deploy, integrate seamlessly with ERP and other software systems and can be used by companies of all sizes across industries worldwide. During the three months ended December 31, 2007, we acquired Procuri to further enhance our on-demand product offerings and expand our direct sales force in the mid-market area.

Our software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. Our software is designed to integrate with all major platforms and can be accessed via a web browser. Our software can be deployed as an installed application or provided as a service in an on-demand model. In addition to application software, Ariba Spend Management solutions include implementation and strategic consulting services, education and training, commodity expertise and decision support services, benchmarking services, low-cost country sourcing services and procurement outsourcing services. Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 160,000 registered suppliers, offering a wide array of goods and services, are connected to the Ariba Supplier Network.

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

We have aligned our business model with the way we believe customers want to purchase and deploy spend management solutions. Customers may generally subscribe to our software products and services for a specified term, purchase a perpetual software license and/or pay for services on a time-and-materials or milestone basis, depending upon their business requirements. Our revenue is comprised of subscription and maintenance fees, and services and other fees. Subscription and maintenance revenue consists of fees charged for hosted on-demand software solutions and fees for product updates and support, as well as fees paid by suppliers for access to the Ariba Supplier Network. Services and other revenue consists of fees for implementation services, consulting services, managed services, training, education, premium support, license fees charged for the use of our software products under perpetual agreements and other miscellaneous items.

Due to the different treatment of our revenue streams under applicable accounting guidance, each type of revenue has a different impact on our consolidated financial statements. Subscription fees for hosted on-demand software solutions are generally fixed for a specific period of time, and revenue is recognized ratably over the term. Therefore, a subscription license will result in significantly lower current-period revenue than an equal-sized perpetual license, but with revenue recognized in future periods. Similarly, maintenance fees are generally fixed for a specific period of time, and revenue is recognized ratably over the maintenance term. Maintenance contracts are typically entered into when new software licenses are purchased, at a percentage of the software license fee. In addition, most of our customers renew their maintenance contracts annually to continue receiving product updates and product support. Given the ratable revenue recognition and historically high renewal rates of our subscription and maintenance agreements, this revenue stream has generally been more stable over time than perpetual software license fees. Services revenues are driven by a contract, project or statement of work, in which the fees may be fixed for specific services to be provided over time or billed on a time and materials basis. Perpetual software license sales, which is included in services and other revenues, is often recognized in the quarter that the software is delivered. Individual software license sales can be significant (greater than $1.0 million) and sales cycles are often lengthy and difficult to predict. As such, the timing of a few large software license transactions or the recognition of license revenue from these transactions can substantially affect our quarterly operating results.

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

Overview of Quarter Ended December 31, 2007

Although our revenues of $77.0 million in the three months ended December 31, 2007 were relatively consistent with our revenues of $77.2 million in the three months ended December 31, 2006, we did have an increase in subscription and maintenance revenues of $6.0 million or 18%, offset by a decrease in services and other revenues of $6.2 million or 14%. Subscription revenues were $20.8 million in the three months ended December 31, 2007, as compared to $15.2 million in the three months ended December 31, 2006. This is primarily due to an increase in the demand for our subscription software products. Services and other revenues decreased primarily due to declines in managed services revenues and perpetual license revenues in the three months ended December 31, 2007.

Operating expenses increased to $61.2 million in the three months ended December 31, 2007 compared to $41.9 million in the three months ended December 31, 2006. The increase in operating expenses is primarily attributable to a litigation provision of $5.9 million in connection with a patent infringement matter, a restructuring charge of $3.8 primarily related to abandonment of approximately 31,500 square feet of leased space in our Sunnyvale, California headquarters, an increase in legal expenses of $3.6 million associated with patent infringement matters and a decrease in other income – Softbank of $2.8 million as a result of the amortization period ending in October 2007. In sum, our total net expenses, including cost of revenue and other items, increased to $95.3 million compared to $81.3 million in the three months ended December 31, 2006, which caused a net loss for the three months ended December 31, 2007 of $18.3 million compared to $4.1 million in the three months ended December 31, 2006.

Outlook for Fiscal Year 2008

With our increased backlog, introduction of new offerings and continued shift in demand toward subscription sales, we expect continued growth in subscription revenue in fiscal year 2008 as compared to fiscal year 2007.

We believe that our success for fiscal year 2008 will depend largely on our ability to: (1) manage the continuing shift to an on-demand delivery model from both a product and a financial standpoint; (2) sell bundled solution offerings that include both technology and expert services; (3) renew our subscription or time-based revenues, including on-demand software fees, maintenance fees, and fees for certain services; (4) capitalize on new revenue opportunities, such as fees for the Ariba Supplier Network and selling on-demand spend management solutions to smaller and mid-market customers; and (5) effectively manage the integration of Procuri’s operations with our business.

We believe that key risks to our revenues in fiscal year 2008 include: our ability to introduce additional on-demand versions of our products in fiscal year 2008; our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; the impact of transitioning managed procurement customers to subscription software customers; our ability to generate organic growth; our deferral of services revenues as a result of including software implementation and other services as part of a sale with our subscription software solutions; the market acceptance of spend management solutions as a standalone market category; the overall level of information technology spending; our ability to recognize benefits from the Procuri acquisition; and potential declines in average selling prices. We believe that key risks to our future operating profitability include: our ability to maintain or grow our revenues; our ability to maintain adequate utilization of our services organization; our ability to renew sublease agreements and find new tenants for abandoned space; and the potential adverse impacts resulting from legal proceedings. Our prospects must be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in new and rapidly evolving markets and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

Results of Operations

The following table sets forth statements of operations data for the periods indicated (in thousands, except per share data). The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Form 10-K for the fiscal year ended September 30, 2007 filed with the SEC on November 15, 2007.

	Three Months Ended December 31,
	2007	2006
Revenues:
Subscription and maintenance	$40,026	$34,019
Services and other	36,948	43,148

Total revenues	76,974	77,167

Cost of revenues:
Subscription and maintenance	8,868	7,849
Services and other	24,606	30,330
Amortization of acquired technology and customer intangible assets	3,509	3,696

Total cost of revenues	36,983	41,875

Gross profit	39,991	35,292

Operating expenses:
Sales and marketing	25,112	22,976
Research and development	13,317	12,558
General and administrative	13,502	9,572
Other income—Softbank	(566)	(3,394)
Amortization of other intangible assets	109	200
Restructuring and integration	3,838	—
Litigation provision	5,900	—

Total operating expenses	61,212	41,912

Loss from operations	(21,221)	(6,620)
Interest and other income, net	3,344	3,110

Loss before income taxes	(17,877)	(3,510)
Provision for income taxes	443	577

Net loss	$(18,320)	$(4,087)

Comparison of the Three Months Ended December 31, 2007 and 2006

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

Subscription and maintenance

Subscription and maintenance revenues for the three months ended December 31, 2007 were $40.0 million, an 18% increase from the $34.0 million recorded in the three months ended December 31, 2006. Subscription revenues for the three months ended December 31, 2007 were $20.8 million, a 37% increase from the $15.2 million recorded in the three months ended December 31, 2006. The increase of $5.7 million in subscription revenues was primarily due to an increase in the demand for our subscription software products and the continued growth of Ariba Supplier Network revenues. Maintenance revenues for the three months ended December 31, 2007 were $19.2 million, a slight increase from the $18.8 million recorded in the three months ended December 31, 2006. We anticipate that subscription revenues will increase in fiscal year 2008 compared to fiscal year 2007.

Services and other

Services and other revenues for the three months ended December 31, 2007 were $36.9 million, a 14% decrease from the $43.1 million recorded in the three months ended December 31, 2006. The decrease is attributed to declines in managed services revenues and perpetual license revenues in the three months ended December 31, 2007. We anticipate that services and other revenues will decline in fiscal year 2008 compared to fiscal year 2007 primarily due to the continued transition of managed procurement customers to subscription software customers.

Cost of Revenues

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for hosting services and technical support, including stock compensation costs and facilities and equipment costs. Cost of subscription and maintenance revenues for the three months ended December 31, 2007 was $8.9 million, a 13% increase over the $7.8 million recorded in the three months ended December 31, 2006. This increase is primarily the result of an increase in hosted support costs associated with the overall 37% increase in subscription revenues in the three months ended December 31, 2007. We anticipate that cost of subscription and maintenance expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2008 compared to the year ended September 30, 2007.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues for the three months ended December 31, 2007 was $24.6 million, a 19% decrease from the $30.3 million recorded in the three months ended December 31, 2006. This decrease is primarily the result of the following: (1) decreased compensation and benefits and overhead expense of $4.1 million associated with an 8% decrease in average consulting headcount and (2) decreased stock-based compensation expense of $507,000 primarily due to the acceleration of unvested stock options in the three months ended December 31, 2006. We anticipate that cost of services and other revenues will decline as a percentage of revenues in the year ending September 30, 2008 compared to the year ended September 30, 2007 due to continued operational improvements in consulting and managed services.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets primarily represents the amortization of the costs allocated to technology and customer relationships in our fiscal year 2004 business combination with FreeMarkets and our acquisition of Procuri in the three months ended December 31, 2007. This expense amounted to $3.5 million and $3.7 million in the three months ended December 31, 2007 and 2006, respectively. The decrease in the three months ended December 31, 2007 is primarily attributable to assets reaching the end of their estimated useful lives. We anticipate amortization of acquired technology and customer intangible assets will remain relatively consistent in the year ended September 30, 2008 compared to the year ended

September 30, 2007 due to costs resulting from our acquisition of Procuri offset by decreases in costs resulting from our merger of FreeMarkets as assets reach the end of their estimated useful lives.

Gross profit

Our gross profit as a percentage of revenues for the three months ended December 31, 2007 was 52% compared to 46% for the three months ended December 31, 2006. The increase in gross profit was primarily due to the shift in our revenue mix (as the gross margin of software subscription and maintenance revenues is typically much higher than the gross margin of services revenues). Subscription and maintenance revenues contributed 52% of total revenues in the three months ended December 31, 2007 as compared to 44% in the three months ended December 31, 2006, while services and other revenues contributed 48% of total revenues in the three months ended December 31, 2007 as compared to 56% in the three months ended December 31, 2006. The increase in gross profit as a percentage of revenues is also due to continued operational improvements in consulting services in the three months ended December 31, 2007.

Operating Expenses

Sales and marketing

Sales and marketing includes costs associated with our sales, marketing and product marketing personnel, and consists primarily of compensation and benefits, commissions and bonuses, stock compensation, promotional and advertising and travel and entertainment expenses related to these personnel, as well as the provision for doubtful accounts. Sales and marketing expenses for the three months ended December 31, 2007 were $25.1 million, a 9% increase from the $23.0 million recorded in the three months ended December 31, 2006. This increase is primarily due to the following: (1) increased compensation and benefits expense of $881,000 associated with a 15% increase in average sales and marketing headcount in supporting our transition to an on-demand model; (2) a decrease in recoveries of bad debt (increase in expense) of $616,000; and (3) increased stock compensation expense of $423,000 primarily due to restricted stock grants in the three months ended December 31, 2007. We anticipate that sales and marketing expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2008 compared to the year ended September 30, 2007.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes employee compensation and benefits, stock compensation, consulting costs and the cost of software development tools and equipment. Research and development expenses for the three months ended December 31, 2007 were $13.3 million, a 6% increase from the $12.6 million recorded in the three months ended December 31, 2006. This increase is primarily attributable to an increase in compensation and benefits of $666,000 due to a 5% increase in average headcount related to the continued development of our on-demand solutions in fiscal year 2008. We anticipate that research and development expenses will slightly decline as a percentage of revenues in the year ending September 30, 2008 compared to the year ended September 30, 2007.

General and administrative

General and administrative includes costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the three months ended December 31, 2007 were $13.5 million, a 41% increase from the $9.6 million recorded in the three months ended December 31, 2006. This increase is primarily due to an increase in intellectual property related legal expenses of approximately $3.6 million associated with the patent infringement matters disclosed in Note 4 to Notes to Condensed Consolidated Financial Statements. This increase is also attributable to an increase in stock compensation expense of $464,000 primarily due to restricted stock grants in the three months ended December 31, 2007. We anticipate that general and administrative expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2008 compared to the year ended September 30, 2007.

Other income—Softbank

During the three months ended December 31, 2007 and 2006, we recorded $566,000 and $3.4 million, respectively, of income from the settlement with Softbank entered into in October 2004. The $37.0 million of deferred income recorded upon the settlement with Softbank was being recognized into income, starting in January 2005, over the remaining term of the three-year license ended October 2007. For further discussion, see Note 9 to the Condensed Consolidated Financial Statements.

Amortization of other intangible assets

Amortization of other intangible assets was $109,000 and $200,000 for each of the three months ended December 31, 2007 and 2006, which primarily consisted of amortization of trademark intangible assets acquired from our merger with FreeMarkets and our acquisition of Procuri. We anticipate amortization of other intangible assets will increase slightly in the year ended September 30, 2008 compared to the year ended September 30, 2007 due to our acquisition of Procuri.

Restructuring and integration

We recorded a restructuring charge of $3.8 million in the three months ended December 31, 2007. In the three months ended December 31, 2007, we evaluated our office space in Sunnyvale, California, and ceased use of approximately 31,500 square feet of space in our corporate headquarters and recorded lease abandonment costs of $3.1 million and leasehold impairments of $386,000 in the three months ended December 31, 2007. In addition, we recorded a charge of $378,000 related to severance benefit costs in connection with our acquisition of Procuri in the three months ended December 31, 2007.

Litigation provision

We recorded a $5.9 million provision related to our patent infringement litigation during the three months ended December 31, 2007. See “Recent Events” for a discussion of this litigation.

Interest and other income, net

Interest and other income, net for the three months ended December 31, 2007 was $3.3 million, compared to $3.1 million recorded in the three months ended December 31, 2006. The increase is primarily attributable to increase in realized foreign currency transaction gains on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries, primarily due to the U.S. dollar weakening against the Euro and the British Pound in the three months ended December 31, 2007.

Provision for income taxes

Provision for income taxes for the three months ended December 31, 2007 was $443,000, compared to $577,000 in the three months ended December 31, 2006. The decrease is primarily attributable to a slight decrease in foreign income taxes in the three months ended December 31, 2007 related to a foreign subsidiary.

Liquidity and Capital Resources

As of December 31, 2007, we had $98.0 million in cash, cash equivalents, marketable securities and long-term investments and $30.0 million in restricted cash, for total cash, cash equivalents, marketable securities, long-term investments and restricted cash of $128.0 million. All significant cash, cash equivalents, marketable securities and long-term investments are held in accounts in the United States. As of September 30, 2007, we had $153.0 million in cash, cash equivalents, marketable securities and long-term investments and $30.0 million in restricted cash, for total cash, cash equivalents, marketable securities, long-term investments and restricted cash of $183.0 million.

The decrease in total cash, cash equivalents, marketable securities, long-term investments and restricted cash of $55.0 million in the three months ended December 31, 2007 is primarily attributable to cash paid, net of cash acquired, of $53.9 million related to our acquisition of Procuri in the three months ended December 31, 2007 and cash paid for legal expenses associated with patent infringement matters.

Net cash provided by operating activities was $1.2 million for the three months ended December 31, 2007, compared to net cash provided by operating activities of $4.5 million for the three months ended December 31, 2006. Cash flows from operating activities decreased $3.3 million primarily due to an increase in cash payments related to legal expenses primarily associated with patent infringement matters of approximately $3.4 million in the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.

Net cash used in investing activities was $24.3 million for the three months ended December 31, 2007, compared to net cash used in investing activities of $6.9 million for the three months ended December 31, 2006. The decrease of $17.4 million is primarily attributable to net cash paid of $54.6 million as a result of our acquisition of Procuri. This was partially offset by an increase in sales of investments, net of purchases sales of $37.6 million. Capital expenditures were relatively consistent in the three months ended December 31, 2007 and 2006.

Net cash used in financing activities was $925,000 for the three months ended December 31, 2007, compared to net cash used in financing activities of $138,000 for the three months ended December 31, 2006. The repurchase of common stock in both periods represents shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees. Proceeds from the issuance of common stock in both periods is attributed to stock option exercises.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 4 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 4 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of December 31, 2007. There have been no material changes in our contractual obligations and commercial commitments during the three months ended December 31, 2007 from those presented in our Annual Report on Form 10-K filed with the SEC on November 15, 2007.

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

Application of Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	Revenue recognition policies

•	Allowance for doubtful accounts receivable

•	Recoverability of goodwill

•	Impairment of long-lived assets

•	Lease abandonment costs

•	Legal contingencies

•	Accounting for income taxes

These critical accounting policies and estimates, their related disclosures and other accounting policies, methods and estimates have been reviewed by our senior management and audit committee. With the exception of the below paragraph that discusses the impact of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) on our critical accounting policy and estimates for accounting for income taxes, during the three months ended December 31, 2007 there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2007 for a more complete discussion of our critical accounting policies and estimates.

On October 1, 2007, we adopted FIN 48, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement 109, Accounting for Income Taxes. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon effective settlement. During our first quarter of fiscal 2008, we adjusted our policy in the accounting for and presentation of uncertain tax positions in order to comply with the interpretive guidance set forth in FIN 48.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products in the United States of America, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. For the three months ended December 31, 2007 and 2006, 32% and 31%, respectively, of our total net revenues were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of December 31, 2007 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain /(Loss) in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	3,000	$4,409	$28
Japanese Yen	Sell	250,000	2,214	(25)
Switzerland Franc	Buy	1,000	868	13
Czech Koruna	Buy	10,000	549	5
Singapore Dollar	Buy	700	489	1

Total			$8,529	$22

The unrealized gain represents the difference between the contract value and the market value of the contract based on market rates as of December 31, 2007.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains or losses of approximately $850,000. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures. We do not expect material exchange rate gains and losses from other foreign currency exposures.

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

Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which may have declined in market value due to changes in interest rates. Our investments may fall short of expectations due to changes in market conditions and as such we may suffer losses at the time of sale due to the decline in market value. A portion of our investment portfolio is invested in AAA rated auction rate securities. During the three months ended December 31, 2007, $3.4 million of the Company’s auction rate securities, which were purchased subsequent to June 30, 2007, failed to settle in auctions. While the Company now earns a premium interest rate on these investments, the investments are not liquid. In the event the Company needs to access these funds, it will not be able to do so without a loss of principal, unless a future auction on these investments is successful. The Company has reduced the carrying value of these investments by $833,000 as of December 31, 2007 through other comprehensive income to reflect the temporary nature of the impairment of these investments. At this time, there is no evidence to suggest that these investments are other-than-temporarily impaired or that they will not be settled in the short term; however, the Company will evaluate these investments on a quarterly basis. All investments in the table below are carried at market value, which approximates cost.

The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio (in thousands, except for interest rates).

	Period Ending December 31, 2008	Period Ending December 31, 2009	Period Ending December 31, 2010	Period Ending December 31, 2011	Period Ending December 31, 2012	Thereafter	Total
Cash equivalents	$19,999	$—	$—	$—	$—	$—	$19,999
Average interest rate	4.93%	—	—	—	—	—	4.93%
Investments	$42,768	$—	$18,107	—	—	—	$60,875
Average interest rate	6.21%	—	5.40%	—	—	—	5.97%
Restricted cash	$268	$147	$—	$356	—	$29,200	$29,971
Average interest rate	1.49%	0.50%	—	0.50%	—	4.30%	4.21%

Total investment securities	$63,035	$147	$18,107	$356	$—	$29,200	$110,845

The table above does not include uninvested cash of $17.2 million held as of December 31, 2007. Total cash, cash equivalents, marketable securities, long-term investments and restricted cash as of December 31, 2007 was $128.0 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

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

As of December 31, 2007, management evaluated the effectiveness of our disclosure controls and procedures and concluded those disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The litigation discussion set forth in Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

Economic Conditions and Reduced Information Technology Spending May Adversely Impact Our Business.

Our business depends on the overall demand for enterprise software and services and on the economic health of our current and prospective customers. Many economists have predicted that the U.S. and other parts of the world may experience a recession in 2008 and beyond. Weak economic conditions, or a reduction in information technology spending even with healthy economic conditions, could adversely impact our business in a number of ways including longer sales cycles, lower average selling prices and reduced bookings and revenues.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of December 31, 2007, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

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

Our On-Demand Strategy Carries a Number of Risks Which May Be Harmful to Our Business.

We derive a substantial portion of our revenue from subscriptions to our on-demand applications. As customers increasingly move away from purchasing a perpetual license toward purchasing a subscription license, we have experienced and may continue to experience a deferral of revenues and cash payments from customers.

Additional risks with the on-demand model include the following:

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

Our Business Could Be Seriously Harmed If We Fail to Retain Our Key Personnel.

Our future performance depends on the continued service of our senior management, product development and sales personnel. The loss of the services of one or more of these personnel could seriously harm our business. Our ability to retain key employees may be harder given that we have substantial operations in several geographic regions, including Sunnyvale, California, Pittsburgh, Pennsylvania, Atlanta, Georgia and Bangalore, India. In addition, uncertainty created by turnover of key employees could result in reduced confidence in our financial performance which could cause fluctuations in our stock price and result in further turnover of our employees.

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

Revenues From Our Ariba Sourcing Solution Could Be Negatively Affected If Customers Elect Not to Renew Their Contracts in Fiscal Year 2008 and Beyond

We have several large multi-year contracts for our full service sourcing services, some of which will come up for renewal during fiscal year 2008 and beyond. If these customers do not renew their contracts upon expiration, or if they elect to use one of our lower-cost self-service solutions, our future revenues may decrease.

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

In order to provide buyers on the Ariba Supplier Network an organized method for accessing goods and services, we rely on suppliers to maintain web-based product catalogs, indexing services and other content aggregation tools. Any failure of suppliers to join the Ariba Supplier Network in sufficient numbers, or of existing suppliers to maintain their participation in the Ariba Supplier Network as a result of increase access charges or otherwise, would make the network less attractive to buyers and consequently other suppliers. Our inability to access and index these catalogs and services provided by suppliers would result in our customers having fewer products and services available to them through our solutions, which would adversely affect the perceived usefulness of the Ariba Supplier Network.

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

The Benefits We Anticipate From Acquiring Procuri May Not Be Realized.

We acquired Procuri with the expectation that the acquisition will result in various benefits including, among other things, accelerating our penetration into the mid-market segment, enhancing our customer base and recognizing efficiencies. We may not realize any of these benefits or may not realize them as rapidly, or to the extent, anticipated by our management and certain financial or industry analysts. Procuri’s contribution to our financial results may not meet the current expectations of our management for a number of reasons, including integration risks, and could dilute our profits beyond the current expectations of our management. Potential liabilities assumed in connection with our acquisition of Procuri also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially adversely affected.

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

Pending Litigation Could Seriously Harm Our Business.

There can be no assurance that existing or future litigation will not have a material adverse effect on our business, financial position, results of operations or cash flows, or that the amount of any accrued losses is sufficient for any actual losses that may be incurred. See Note 4 of Notes to Condensed Consolidated Financial Statements.

We May Incur Additional Restructuring Charges that Adversely Affect Our Operating Results.

We have recorded significant restructuring charges in the past relating to the abandonment of numerous leased facilities, including most notably portions of our Sunnyvale, California headquarters. For example, in the three months ended December 31, 2007, we evaluated our office space in Sunnyvale, California, and ceased use of approximately 31,500 square feet of space in our corporate headquarters and recorded lease abandonment costs of $3.1 million and leasehold impairments of $386,000. Moreover, we have from time to time revised our assumptions and expectations regarding lease abandonment costs, resulting in additional charges.

We review these estimates each reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the leases, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the vacated portions of our Sunnyvale, California headquarters by $3.2 million as of December 31, 2007. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results.

We May Incur Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines in the past. The balance of goodwill is $409.1 million as of December 31, 2007 and, there can be no assurance that future goodwill impairments will not occur.

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

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. We have 29 patents issued in the United States, but may not develop other proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States and, in the case of our solutions, because the validity, enforceability and type of protection of proprietary rights in these technologies are uncertain and evolving. If we fail to adequately protect our proprietary rights, we may lose customers.

There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. For example, in the three months ended December 31, 2007, we agreed to settle with Sky for $7.9 million related to two lawsuits alleging that certain products of Ariba and Procuri infringed patents held by Sky. See “Litigation—Patent Litigation with Sky Technologies, Inc” in Note 4 of Notes to Condensed Consolidated Financial Statements. It is possible that in the future, other third parties may claim that we or our current or potential future products infringe their intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims, and third parties may claim that we or our current or potential future products infringe their intellectual property. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

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

In addition, we may need to commence litigation or take other actions to protect our intellectual property rights. For example, in April 2007, we filed a lawsuit against Emptoris, Inc. for patent infringement in the United States District Court for the Eastern District of Texas. On November 20, 2007, Emptoris sued us for infringement of one of its patents in the same Texas court where our patent claims are pending. See “Litigation-Patent Litigation with Emptoris, Inc.” in Note 4 of Notes to Condensed Consolidated Financial Statements. This lawsuit and other potential litigation and actions brought by us could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attaching the validity and enforceability of our intellectual property rights.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended December 31, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
October 1, 2007—October 31, 2007	30,317	$12.45	—	—
November 1, 2007—November 30, 2007	9,123	11.39	—	—
December 1, 2007—December 31, 2007	94,333	12.27	—	—

Total	133,733	$12.25	—	—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Title
10.40	Settlement and License Agreement, effective as of January 19, 2008, by and between Sky Technologies, LLC, Ariba, Inc. and Procuri, Inc. (which is incorporated herein by reference to Exhibit 10.40 to Ariba, Inc.’s Form 8-K dated January 24, 2008).

10.41‡	Ariba Bonus Plan—Executive Officers, adopted on November 15, 2007.

10.42‡	Separation Agreement, dated as of November 16, 2007, between Ariba, Inc. and H. Tayloe Stansbury.

10.43‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2008 Performance Stock Units), by and between Ariba, Inc. and James Frankola.

10.44‡†	Ariba, Inc.: FreeMarkets, Inc. Third Amended and Restated Stock Incentive Plan Notice of Stock Unit Award and Agreement (FY 2008 Performance Stock Units), by and between Ariba, Inc. and Kent Parker.

10.45‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2008 Performance Stock Units), by and between Ariba, Inc. and Kevin Costello.

10.46‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2008 Performance Stock Units), by and between Ariba, Inc. and Robert Calderoni.

10.47‡	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement, by and between Ariba, Inc. and James Frankola.

10.48‡	Ariba, Inc.: FreeMarkets, Inc. Third Amended and Restated Stock Incentive Plan Notice of Stock Unit Award and Agreement, by and between Ariba, Inc. and Kent Parker.

10.49‡	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement, by and between Ariba, Inc. and Kevin Costello.

10.50‡	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement, by and between Ariba, Inc. and Robert Calderoni.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Management contract or compensatory plan or arrangement.
†	A request for confidential treatment has been filed with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ JAMES W. FRANKOLA
James W. Frankola
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 6, 2008