Form 10-Q
period 2008-03-31
ARIBA INC
filed 2008-05-07
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company—See the definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐

Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of March 31, 2008 was 85,485,893.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2008	September 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,529	$61,311
Marketable securities	—	83,667
Restricted cash	315	820
Accounts receivable, net of allowance for doubtful accounts of $1,619 and $1,973 as of March 31, 2008 and September 30, 2007, respectively	30,055	29,130
Prepaid expenses and other current assets	8,731	10,743

Total current assets	111,630	185,671
Property and equipment, net	19,908	20,230
Long-term investments	22,107	8,048
Restricted cash, less current portion	29,560	29,200
Goodwill	406,321	326,101
Other intangible assets, net	30,448	10,461
Other assets	3,014	3,875

Total assets	$622,988	$583,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,992	$10,882
Accrued compensation and related liabilities	23,064	24,192
Accrued liabilities	16,622	18,976
Restructuring obligations	20,638	19,065
Deferred revenue	88,414	76,110
Deferred income—Softbank	—	566

Total current liabilities	158,730	149,791
Deferred rent obligations	20,472	22,628
Restructuring obligations, less current portion	47,394	52,106
Deferred revenue, less current portion	6,702	7,917
Other long-term liabilities	6,567	—

Total liabilities	239,865	232,442

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock	171	157
Additional paid-in capital	5,135,677	5,067,993
Accumulated other comprehensive (loss) income	(2,870)	1,112
Accumulated deficit	(4,749,855)	(4,718,118)

Total stockholders’ equity	383,123	351,144

Total liabilities and stockholders’ equity	$622,988	$583,586

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenues:
Subscription and maintenance	$46,798	$34,219	$86,824	$68,238
Services and other	33,740	39,200	70,688	82,348

Total revenues	80,538	73,419	157,512	150,586

Cost of revenues:
Subscription and maintenance	10,454	8,195	19,322	16,044
Services and other	24,029	29,196	48,635	59,526
Amortization of acquired technology and customer intangible assets	4,685	3,734	8,194	7,430

Total cost of revenues	39,168	41,125	76,151	83,000

Gross profit	41,370	32,294	81,361	67,586

Operating expenses:
Sales and marketing	29,432	23,096	54,544	46,072
Research and development	13,944	13,033	27,261	25,591
General and administrative	11,806	8,714	25,308	18,286
Other income—Softbank	—	(3,389)	(566)	(6,783)
Amortization of other intangible assets	210	124	319	324
Restructuring and integration	690	—	4,528	—
Litigation provision	—	—	5,900	—

Total operating expenses	56,082	41,578	117,294	83,490

Loss from operations	(14,712)	(9,284)	(35,933)	(15,904)
Interest and other income, net	2,863	4,896	6,207	8,006

Net loss before income taxes	(11,849)	(4,388)	(29,726)	(7,898)
Provision for income taxes	549	684	992	1,261

Net loss	$(12,398)	$(5,072)	$(30,718)	$(9,159)

Net loss per share—basic and diluted	$(0.16)	$(0.07)	$(0.41)	$(0.13)

Weighted average shares—basic and diluted	77,648	69,704	75,426	69,213

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(30,718)	$(9,159)
Adjustments to reconcile net loss to net cash provided by operating activities:
Recovery of doubtful accounts	(57)	(414)
Depreciation	3,868	3,401
Amortization of intangible assets	8,513	7,754
Stock-based compensation	21,318	18,047
Realized gain—currency translation adjustment	—	(2,200)
Restructuring	4,528	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,293	(377)
Prepaid expenses and other assets	5,281	(259)
Accounts payable	(985)	(1,612)
Accrued compensation and related liabilities	(2,103)	(3,264)
Accrued liabilities	(5,161)	(2,486)
Deferred revenue	6,459	15,764
Deferred income—Softbank	(566)	(6,783)
Restructuring obligations	(10,976)	(11,371)

Net cash provided by operating activities	2,694	7,041

Investing activities:
Cash paid for acquisition, net of cash acquired	(55,475)	—
Purchases of property and equipment	(2,682)	(2,984)
Sales of marketable securities, net of purchases	65,648	(20,292)
Allocation from restricted cash, net	788	1,830

Net cash provided by (used in) investing activities	8,279	(21,446)

Financing activities:
Proceeds from issuance of common stock	2,900	3,956
Repurchase of common stock	(2,631)	(2,241)

Net cash provided by financing activities	269	1,715

Effect of foreign exchange rate changes on cash and cash equivalents	(24)	329

Net change in cash and cash equivalents	11,218	(12,361)
Cash and cash equivalents at beginning of period	61,311	51,997

Cash and cash equivalents at end of period	$72,529	$39,636

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2008. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 filed on November 15, 2007 with the SEC. There have been no significant changes in new accounting pronouncements or in the Company’s critical accounting policies that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 other than the impact of the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which affected our Accounting for Income Taxes policy (see Note 5).

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

The Company holds a variety of interest bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. As of March 31, 2008, the Company holds $21.6 million of student loan securities that failed to settle in auctions commencing February 2008 and $4.9 million of commercial paper and credit derivative products that failed to settle in auctions commencing August 2007. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Contractual maturity dates for these ARS investments range from 2016 to 2047. All of the ARS investments are investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. As of March 31, 2008, the Company reclassified the entire ARS investment balance from marketable securities to long-term investments on its condensed consolidated balance sheet because of our current inability to predict that these investments will be available for settlement within the next twelve months. The Company has also modified its current investment strategy and increased our investments in more liquid money market instruments.

Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of March 31, 2008 the Company determined there was a decline in the fair value of its ARS investments of $4.5 million, all of which was deemed temporary.

The Company reviews its impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net loss for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and reduces net income (loss) for the applicable accounting period. In evaluating the impairment of each ARS, the Company classified such impairment as temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, the Company may, in the future, conclude that an other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $4.5 million currently accounted for as a temporary decline.

The Company’s customer base consists of international businesses, and the Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses.

No customer accounted for more than 10% of total revenues for the three and six months ended March 31, 2008 and 2007. In addition, no customer accounted for more than 10% of net accounts receivable as of March 31, 2008. One customer accounted for more than 10% of net accounts receivable as of September 30, 2007, the Company’s most recent fiscal year end.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will evaluate the impact the provisions of SFAS No. 160 and will adopt this standard on October 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133. SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company will evaluate the impact the provisions of SFAS No. 161 and will adopt this standard on October 1, 2009.

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

Stock-Based Compensation

The Company maintains stock plans which allow for the issuance of stock options and restricted common stock to executives and certain employees. The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price.

The Company follows the fair value recognition provisions of SFAS No. 123R, Share-Based Payment. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective transition method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and SFAS No. 148. The Company amortizes the fair value of awards granted on an accelerated basis. SFAS No. 123R requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest.

During the six months ended March 31, 2007, the Company accelerated approximately 259,000 unvested stock options, which resulted in approximately $1.0 million of compensation cost. During the three months ended March 31, 2008 and 2007, the Company recorded $150,000 and $334,000, respectively, of stock-based compensation expense associated with employee and director stock options and employee stock purchase plan programs. During the six months ended March 31, 2008 and 2007, the Company recorded $326,000 and $2.1 million, respectively, of stock-based compensation expense associated with employee and director stock options and employee stock purchase plan programs.

During the three and six months ended March 31, 2008, the Company granted 633,000 and 2.0 million shares, respectively, of restricted common stock to executive officers and certain employees with a fair value of $6.0 million and $22.5 million, respectively. These amounts are being amortized in accordance with SFAS No. 123R over the vesting period of the individual restricted common stock grants, which are two to three years.

During the six months ended March 31, 2008, the Company also granted 1.0 million shares of restricted common stock to executive officers and certain key employees with a fair value of $12.2 million, whose vesting and the number of shares are contingent upon meeting performance milestones related to subscription software revenues for the year ended September 30, 2008 and upon subsequent service periods. The number of shares that will vest upon meeting the performance milestones and subsequent service periods is up to 200%, or 2.1 million shares with a fair value of $24.4 million. The shares vest one-third upon the achievement of the performance milestone, one-third upon service on the first anniversary of achievement of the performance milestone and one-third upon service on the second anniversary of achievement of the performance milestone. Current assumptions are that the performance milestone will be met at 200% and compensation expense is recorded based upon the fair value based on the closing price on the date of grant over the vesting period, or three years. The Company will evaluate this assumption on a quarterly basis for the year ended September 30, 2008. If the performance milestone is not achieved and the shares fail to vest, any previously recognized compensation cost will be reversed.

During the three and six months ended March 31, 2007 and 2006, the Company granted 1.5 million and 1.6 million shares, respectively, of restricted common stock to certain employees with a fair value of $13.2 million and $14.3 million, respectively. These amounts are being amortized in accordance with SFAS No. 123R, over the vesting period of the individual restricted common stock grants, which is three years.

During the six months ended March 31, 2007, the Company also granted 980,000 shares of restricted common stock to executive officers and certain key employees with a fair value of $7.5 million whose vesting is contingent upon meeting a performance milestone related to subscription software revenues and is being amortized over the performance period. The fair value of each restricted share granted was calculated based on the closing stock price on the date of grant and based on the assumption that the performance objective milestone will be achieved. In the three months ended March 31, 2008, the performance milestone was achieved which was consistent with the Company’s assumptions.

During the three months ended March 31, 2008 and 2007, the Company recorded $10.7 million and $7.4 million, respectively, of stock-based compensation expense associated with restricted stock grants. During the six months ended March 31, 2008 and 2007, the Company recorded $19.6 million and $14.6 million, respectively, of stock-based compensation expense associated with restricted stock grants. As of March 31, 2008, there was $45.3 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan in the form of common stock with a value of $657,000 and $596,000 in the three months ended March 31, 2008 and 2007, respectively, and of $1.4 million and $1.3 million in the six months ended March 31, 2008 and 2007, respectively.

Total stock-based compensation of $11.5 million and $8.4 million was recorded in the three months ended March 31, 2008 and 2007, respectively, and $21.3 million and $18.0 million was recorded in the six months ended March 31, 2008 and 2007, respectively, to various operating expense categories as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Cost of revenues—subscription and maintenance	$628	$484	$1,125	$1,047
Cost of revenues—services and other	1,628	1,823	3,245	3,947
Sales and marketing	4,455	2,747	8,238	6,107
Research and development	1,832	1,289	3,073	2,701
General and administrative	2,946	2,018	5,637	4,245

Total	$11,489	$8,361	$21,318	$18,047

Note 2—Business Combination

On December 17, 2007, the Company acquired Procuri, Inc. (“Procuri”), a privately held company headquartered in Atlanta, Georgia, to expand its on-demand supply management solutions. The Company has included the financial results of Procuri in its condensed consolidated financial results effective December 17, 2007. The total purchase price for Procuri was $103.2 million which consisted of $55.6 million in cash paid to acquire the outstanding common stock of Procuri and payoff Procuri’s outstanding debt, $46.1 million of the Company’s common stock (based on the issuance of 4.1 million shares of Ariba common stock) and $1.5 million for transaction costs. Of the amounts above, in the three months ended March 31, 2008, the Company paid $535,000 in cash and issued $574,000 of common stock (based on the issuance of 50,509 shares) based on a working capital calculation of Procuri as of December 17, 2007. For the purposes of the purchase price calculation, the deemed fair value of the Ariba common stock issued in the merger was $11.36 per share, which is equal to Ariba’s average closing price per share as reported on the Nasdaq Global Market for each trading day during the period beginning two days before the acquisition date and the acquisition date of December 17, 2007. $9.2 million of cash is being held in escrow by a third-party escrow agent for indemnification claims. The escrow shall be released eighteen months after the closing of the merger. There is an additional indemnification obligation of $7.0 million by the stockholders of Procuri outside the escrow that shall expire thirty months after the closing of the merger with respect to certain intellectual property and tax representations. In allocating the purchase price based on estimated fair values, the Company has preliminarily recorded $80.2 million of goodwill, $28.5 million of identifiable intangible assets and $5.5 million of net tangible liabilities. Due to the timing of the Procuri acquisition, the Company is still in the process of finalizing the valuation of the acquired assets and liabilities, and therefore the purchase price allocation is preliminary and subject to change once finalized. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of non-income based taxes and accounts receivable.

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

Identified Intangible Assets	Fair Value (in thousands)	Estimated Useful Life (years)	Estimated Annual Amortization (in thousands)	Statements of Operations Classification
Existing technology	$2,900	2	$1,450	Cost of revenue
Customer contracts and related customer relationship	24,600	6	$4,100	Cost of revenue
Trade name / trademarks	400	2	$200	Operating expense
Non-competition agreements	600	2	$300	Operating expense

	$28,500

The following unaudited pro forma financial information is presented to reflect the results of operations for the three and six months ended March 31, 2008 and 2007 as if the acquisition of Procuri had occurred on October 1, 2007 and 2006, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on October 1, 2007 and 2006, respectively, and may not be indicative of future operating results (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenues	$80,538	$77,319	$161,534	$158,635
Net loss	$(12,398)	$(10,675)	$(35,441)	$(20,611)
Net loss per share—basic and diluted	$(0.16)	$(0.14)	$(0.45)	$(0.28)
Weighted average shares—basic and diluted	77,648	73,764	78,827	73,274

Note 3—Goodwill and Other Intangible Assets

The table below reflects changes or activity in the balances related to goodwill for the six months ended March 31, 2008 (in thousands):

Net carrying amount
Goodwill balance as of October 1, 2007	$326,101
Goodwill related to Procuri	80,220

Goodwill balance as of March 31, 2008	$406,321

The table below reflects changes or activity in the balances related to other intangible assets for the three months ended March 31, 2008 (in thousands):

	Useful Life	March 31, 2008			September 30, 2007
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	24 months	$13,300	$(10,823)	$2,477	$10,400	$(10,400)	$—
Contracts and related customer relationships	48 to 72 months	78,887	(52,195)	26,692	54,287	(44,421)	9,866
Trade names/trademarks	24 to 60 months	2,200	(1,433)	767	1,800	(1,205)	595
Non-competition agreements	24 months	600	(88)	513	—	—	—

Total		$93,787	$(64,539)	$30,448	$66,487	$(56,026)	$10,461

Amortization of other intangible assets for the three and six months ended March 31, 2008 totaled $4.9 million and $8.5 million, respectively. Of the total, amortization of $4.7 million and $8.2 million related to contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three and six months ended March 31, 2008, respectively. Amortization of $210,000 and $319,000 primarily related to trade names/trademarks and non-competition agreements were recorded as operating expense in the three and six months ended March 31, 2008, respectively.

Amortization of other intangible assets for the three and six months ended March 31, 2007 totaled $3.9 million and $7.8 million, respectively. Of the total, amortization of $3.7 million and $7.4 million related to contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three and six months ended March 31, 2007, respectively. Amortization of $124,000 and $324,000 related to trade names/trademarks and other contracts and related customer relationships were recorded as operating expense in the three and six months ended March 31, 2007, respectively.

As of March 31, 2008, estimated future amortization expense related to intangible assets is $6.5 million for the remainder of fiscal year 2008, $6.3 million in fiscal year 2009, $4.5 million in fiscal year 2010, $4.1 million in fiscal year 2011, $4.1 million in fiscal year 2012, $4.1 million in fiscal year 2013 and $854,000 thereafter.

Note 4—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 182,000 square feet in this facility. The Company currently subleases two buildings, totaling 352,000 square feet, to third parties. These subleases expire in January 2013. The remaining 182,000 square feet is available for sublease. Minimum monthly lease payments are approximately $3.2 million and escalate annually, with the total future minimum lease payments amounting to $204.0 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit backed by cash equivalents, totaling $29.2 million as of March 31, 2008, as a form of security through fiscal year 2013. Also, the Company is required by other lease agreements to hold an additional $675,000 of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $29.9 million is classified as restricted cash on the Company’s condensed consolidated balance sheet as of March 31, 2008.

The Company also occupies 91,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. This location consists principally of the Company’s services organization and administrative activities.

The Company leases certain equipment, software and its facilities under various noncancelable operating and immaterial capital leases with various expiration dates through 2017. Rental expense was $6.6 million and $8.1 million for the three months ended March 31, 2008 and 2007, respectively, and $12.6 million and $16.3 million for the six months ended March 31, 2008 and 2007, respectively. This expense was reduced by sublease income of $2.3 million and $4.0 million for the three months ended March 31, 2008 and 2007, respectively, and $4.2 million and $8.0 million for the six months ended March 31, 2008 and 2007, respectively. The following table summarizes future minimum lease payments and sublease income under noncancelable operating leases as of March 31, 2008 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income
2008	$23,237	$4,768
2009	46,204	10,552
2010	46,693	11,278
2011	47,524	11,927
2012	49,414	12,601
Thereafter	29,706	4,116

Total	$242,778	$55,242

Of the total operating lease commitments noted above, $90.7 million is for occupied properties and $152.1 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring and integration costs

The following table details accrued restructuring and integration obligations and related activity through March 31, 2008 (in thousands):

	Severance and benefits	Lease abandonment costs	Asset impairment	Total restructuring and integration costs
Accrued restructuring obligations as of October 1, 2006	$42	$95,252	$—	$95,294
Cash paid	(42)	(18,986)	—	(19,028)
Total charge to operating expense	—	(4,194)	—	(4,194)
Reclassification to deferred rent obligation	—	(901)	—	(901)

Accrued restructuring obligations as of September 30, 2007	—	71,171	—	71,171
Cash paid	(2,101)	(7,896)	—	(9,997)
Total charge to operating expense	1,086	3,056	386	4,528
Asset impairment applied to asset balances	—	—	(386)	(386)
Restructuring obligation assumed under purchase acquisition	2,093	623	—	2,716

Accrued restructuring obligations as of March 31, 2008	$1,078	$66,954	$—	68,032

Less: current portion				20,638

Accrued restructuring obligations, less current portion				$47,394

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. The Company recorded a charge of $708,000 and $1.1 million related to severance benefit costs in connection with its acquisition of Procuri for the three and six months ended March 31, 2008, respectively. In addition, the Company assumed liabilities related to the severance of former Procuri employees of $2.1 million.

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Sunnyvale, California and Pittsburgh, Pennsylvania. In March 2008, the Company entered into an amendment with Motorola, Inc. (“Motorola”) to the sublease dated as of August 24, 2004 between the Company and Motorola. Pursuant to the amendment, Motorola agreed to renew its sublease of approximately 88,000 square feet of space at the Company’s Sunnyvale, California headquarters through January 2013. Also in March 2008, the Company revised its estimates for sublease commencement dates to reflect current market conditions primarily in the Northern California real estate market. The impact of the execution of the amendment to the sublease agreement with Motorola was a benefit to operations of approximately $1.7 million and the impact of the revised estimated sub-lease commencement dates was a charge to operations of $1.7 million, resulting in a net benefit to operations of $18,000 in the three months ended March 31, 2008.

Also in the six months ended March 31, 2008, the Company evaluated its office space in Sunnyvale, California, and ceased use of approximately 31,500 square feet of space in its corporate headquarters. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 144, the Company recorded lease abandonment costs of $3.1 million and leasehold impairments of $386,000 in the six months ended March 31, 2008. Also during the six months ended March 31, 2008, due to the planned abandonment of an additional facility as a result of the Company’s acquisition of Procuri, the Company recorded an adjustment of $623,000 to the restructuring obligation in accordance with EITF 95-3, Recognition of

Liabilities in Connection with a Purchase Business Combination. This restructuring cost was considered part of the preliminary purchase accounting for Procuri. Total lease abandonment costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. As of March 31, 2008, $67.0 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013.

The Company’s lease abandonment accrual is net of $74.5 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $55.2 million as of March 31, 2008, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at March 31, 2008, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the Company’s Sunnyvale, California headquarters by approximately $1.9 million as of March 31, 2008.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of March 31, 2008.

Litigation

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to the Company’s and FreeMarkets’ initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against the Company and FreeMarkets, Inc. (“FreeMarkets”), certain of the two companies’ former officers and directors, and the underwriters who handled the IPOs. These complaints were later consolidated into single class action proceedings related to each IPO. Those consolidated complaints were then further consolidated, along with similar complaints filed against over 300 other issuers in connection with their initial public offerings, before a single judge for case management purposes In June 2003, a proposed settlement was reached between plaintiffs and the Company and FreeMarkets (the individual defendants having been previously dismissed). The Company merged with FreeMarkets in July 2004. On December 5, 2006, the Court of Appeals granted the underwriter defendants’ appeal of the District Court’s order granting class certification in six focus cases. On June 25, 2007, in light of the Court of Appeals’ decision, and based on a stipulation among the parties to the settlement, the District Court entered an order terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the focus cases, seeking to address the deficiencies raised in the Court of Appeals’ opinion. On September 27, 2007, plaintiffs moved to certify the classes in those focus cases. On December 28, 2007, the underwriters filed a motion to strike the class allegations in the amended complaints, which the issuers in the focus cases later joined. On March 26, 2008, the District Court denied in part the defendants’ motions to dismiss the amended complaints in the focus cases, while dismissing those proposed class plaintiffs who sold their securities of the relevant issuers for a price in excess of the initial offering price or purchased their securities outside the certified class period. The parties are currently discussing further discovery that the plaintiffs seek from the underwriters and the issuers. As of March 31, 2008, no amount is accrued as a loss is not considered probable or estimable.

Patent Litigation with Emptoris, Inc.

On April 19, 2007, the Company sued Emptoris, Inc. (“Emptoris”) in the United States District Court for the Eastern District of Texas for patent infringement. We are seeking an award of damages, enhancement of those damages, an attorneys fee award and an injunction against further infringement of the patents in suit. Emptoris has denied that it has infringed our patents in suit and alleges that our patents are not valid or enforceable. The Court has set the trial in that matter to commence in October 2008. On November 20, 2007, Emptoris sued the Company for infringement of one of its patents in the same Texas court where the Company’s patent claims are pending. Emptoris seeks an award of damages against the Company, an attorneys fee award and an injunction against further infringement. The Court has set the trial in that matter to commence in June 2009. As of March 31, 2008, no amount is accrued as a loss is not considered probable or estimable.

General

Defending against these actions and various other claims and legal actions arising in the ordinary course of business may require significant management time and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses are unsuccessful or if it is unable to settle on favorable terms, the Company could be liable for a large damages award and, in the case of patent litigation, be subject to an injunction that could seriously harm its business and results of operations. For instance, in the three months ended March 31, 2008, the Company paid $5.9 million to settle a patent infringement matter brought by Sky Technologies LLC (“Sky”) against the Company and $2.0 million was paid by Procuri to settle a separate patent infringement matter brought against it by Sky.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding as of March 31, 2008.

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

The total amount of gross unrecognized tax benefits as of October 1, 2007 (the date of adoption of FIN 48) was $6.0 million including interest and penalties. The adoption of FIN 48 resulted in an increase to the Company’s retained deficit of $1.0 million. In addition, as of the date of adoption, approximately $4.4 million of unrecognized benefits would affect the Company’s effective tax rate if realized. The Company recognizes interest and penalties related to uncertain tax positions in the Company’s provision for income taxes line of the

Company’s consolidated statements of operations and the gross amount of interest and penalties accrued as of the date of adoption was $1.5 million. The Company also reclassified $6.0 million of certain short-term tax liabilities to long-term as of October 1, 2007 as a result of the adoption of FIN 48.

As of March 31, 2008, due to expiring statutes of limitation, the company’s unrecognized tax benefits will decrease in the next 12 months by approximately $3.5 million. Although the Company has numerous tax audits in progress globally which could affect its unrecognized tax benefits, at this time the Company cannot reasonably predict the outcomes of those audits or the impacts on our unrecognized tax benefits. The Company’s U.S. federal income tax return is open to examination for the fiscal year ended September 30, 2004 and forward. Globally, the Company’s income tax returns are open to examination among various jurisdictions ranging from fiscal year ended September 30, 2001 forward.

The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to the Company’s tax audits. However, there can be no assurances as to the possible outcomes.

Note 6—Stockholders’ Equity

Stock-Based Compensation Plans

A summary of the activity related to the Company’s restricted common stock is presented below for the six months ended March 31, 2008:

	Six Months Ended March 31, 2008
	Number of Shares	Weighted- Average Fair Value
Nonvested at beginning of period	6,396,580	$8.33
Granted	3,065,983	$11.31
Vested	(1,606,735)	$9.83
Forfeited	(577,083)	$9.26

Nonvested at end of period	7,278,745	$9.16

The fair value of stock awards vested was $8.7 million and $6.6 million for the three months ended March 31, 2008 and 2007, respectively, and $16.3 million and $14.1 million for the six months ended March 31, 2008 and 2007, respectively.

A summary of the activity related to the Company’s stock options is presented below:

	Six Months Ended March 31, 2008
	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	1,273,285	$12.76
Granted	—	$—
Exercised	(194,488)	$4.64
Forfeited	(37,646)	$31.59

Outstanding at end of period	1,041,151	$13.57	$1,842,000

Exercisable at end of period	1,041,151	$13.57	$1,842,000

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $311,000 and $948,000, respectively, and $1.2 million and $1.5 million during the six months ended March 31, 2008 and 2007, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2008 and the exercise price, multiplied by the number of shares subject to in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on the fair market value of the Company’s stock.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three and six months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net loss	$(12,398)	$(5,072)	$(30,718)	$(9,159)
Unrealized (loss) gain on securities	(3,637)	4	(3,960)	—
Foreign currency translation adjustments	180	120	(22)	330

Comprehensive loss	$(15,855)	$(4,948)	$(34,700)	$(8,829)

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive (loss) income as of March 31, 2008 and September 30, 2007 are as follows (in thousands):

	March 31, 2008	September 30, 2007
Unrealized loss on securities	$(4,470)	$(510)
Foreign currency translation adjustments	1,600	1,622

Accumulated other comprehensive (loss) income	$(2,870)	$1,112

Note 7—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net loss	$(12,398)	$(5,072)	$(30,718)	$(9,159)

Weighted-average common shares outstanding	86,189	77,320	83,882	76,761
Less: Weighted-average common shares subject to repurchase	(8,541)	(7,616)	(8,456)	(7,548)

Weighted-average common shares—basic and diluted	77,648	69,704	75,426	69,213

Net loss per common share—basic and diluted	$(0.16)	$(0.07)	$(0.41)	$(0.13)

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

Financial information for each reportable segment was as follows for the three and six months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenue
—North America	$49,901	$46,777	$94,427	$93,237
—EMEA	18,008	14,385	36,899	32,769
—APAC	5,541	5,506	11,494	10,841
—Corporate revenue	7,088	6,751	14,692	13,739

Total revenue	$80,538	$73,419	$157,512	$150,586

Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Certain revenue items are not allocated to segments because they are separately managed at the corporate level. These items include Ariba Managed Procurement Services, expense reimbursement and other miscellaneous items.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Contribution margin
—North America	$21,489	$18,216	$40,138	$37,824
—EMEA	5,044	2,537	11,534	9,377
—APAC	(445)	84	103	530

Contribution margin	$26,088	$20,837	$51,775	$47,731

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

The reconciliation of segment information to the Company’s net loss before income taxes was as follows for the three and six months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Segment contribution margin	$26,088	$20,837	$51,775	$47,731
Corporate revenue	7,088	6,751	14,692	13,739
Corporate costs, such as research and development, corporate general and administrative and other	(42,303)	(36,403)	(84,025)	(76,403)
Amortization of acquired technology and customer intangible assets	(4,685)	(3,734)	(8,194)	(7,430)
Other income—Softbank	—	3,389	566	6,783
Amortization of other intangibles	(210)	(124)	(319)	(324)
Restructuring and integration	(690)	—	(4,528)	—
Litigation provision	—	—	(5,900)	—
Interest and other income, net	2,863	4,896	6,207	8,006

Loss before income taxes	$(11,849)	$(4,388)	$(29,726)	$(7,898)

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Subscription revenues	$28,569	$15,652	$49,400	$30,831
Maintenance revenues	18,229	18,567	37,424	37,407
Services and other revenues	33,740	39,200	70,688	82,348

Total	$80,538	$73,419	$157,512	$150,586

Information regarding long-lived assets in geographic areas are as follows (in thousands):

	March 31, 2008	September 30, 2007
Long-Lived Assets:
United States	$17,668	$17,756
International	2,240	2,474

Total	$19,908	$20,230

Note 9—Other Income—Softbank

In June 2003, the Company commenced an arbitration proceeding against Softbank for failing to meet its contractual revenue commitments. In October 2004, the Company entered into a definitive agreement with Softbank settling their dispute. A total of $37.0 million was recorded as “Deferred income—Softbank” in connection with the settlement. As the Company was unable to determine the respective fair value of the amounts that related to Softbank’s software license, related maintenance and the Company’s prior agreements with Softbank, the $37.0 million was recognized ratably as “Other income—Softbank” over the three-year software license term ended October 2007. The Company recorded $0 and $3.4 million in income related to the Softbank agreement in the three months ended March 31, 2008 and 2007 and $566,000 and $6.8 million in the six months ended March 31, 2008 and 2007. As of March 31, 2008, there is $0 of deferred income related to the Softbank settlement.

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

Overview of Our Business

Ariba is the leading provider of on-demand spend management solutions. Our solutions combine on-demand software, category expertise and services to help companies automate the procurement process and drive best practice processes that lower costs, improve profits and increase competitive advantage. Ariba® Spend Management™ solutions are easy to use, cost effective and quick to deploy, integrate with ERP and other software systems and can be used by companies of all sizes across industries worldwide. On December 17, 2007, we acquired Procuri to further enhance our on-demand product offerings and expand our direct sales force in the mid-market area.

Our software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. Our software is designed to integrate with all major platforms and can be accessed via a web browser. Our software can be deployed as an installed application or provided as a service in an on-demand model. In addition to application software, Ariba Spend Management solutions include implementation and strategic consulting services, education and training, commodity expertise and decision support services, benchmarking services, low-cost country sourcing services and procurement outsourcing services. Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 168,000 registered suppliers, offering a wide array of goods and services, are connected to the Ariba Supplier Network.

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

Overview of Quarter Ended March 31, 2008

Our revenues increased to $80.5 million in the three months ended March 31, 2008 compared to $73.4 million in the three months ended March 31, 2007. Subscription and maintenance revenues increased $12.6 million or 37%, partially offset by a decrease in services and other revenues of $5.5 million or 14%. Subscription revenues were $28.6 million in the three months ended March 31, 2008, as compared to $15.7 million in the three months ended March 31, 2007. This is primarily due to an increase in the demand for our subscription software products and the acquisition of Procuri in December 2007. Services and other revenues decreased primarily due to declines in managed services revenues and perpetual license revenues in the three months ended March 31, 2008.

Operating expenses increased to $56.1 million in the three months ended March 31, 2008 compared to $41.6 million in the three months ended March 31, 2007. The increase in operating expenses is primarily attributable to an increase in compensation and benefits expense of $4.8 million due to an increase in headcount in supporting our transition to an on-demand model and our acquisition of Procuri in December 2007, a decrease in other income—Softbank of $3.4 million as a result of the amortization period ending in October 2007, an increase in stock-based compensation expense of $3.1 million associated with restricted stock grants in fiscal year 2008, an increase in sales commission expense of $1.3 million associated with the increase in revenues noted above and a restructuring and integration charge of $690,000 primarily related to severance benefit costs associated with our acquisition of Procuri. In sum, our total net expenses, including cost of revenue and other items, increased to $92.9 million compared to $78.5 million in the three months ended March 31, 2007, which caused a net loss for the three months ended March 31, 2008 of $12.4 million compared to $5.1 million in the three months ended March 31, 2007.

Outlook for Fiscal Year 2008

With our increased backlog, introduction of new offerings and continued shift in demand toward subscription sales, we expect continued growth in subscription revenue in the second half of fiscal year 2008 as compared to the second half of fiscal year 2007.

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

We believe that key risks to our revenues in the second half of fiscal year 2008 include: our ability to introduce additional versions of our products in the remainder of fiscal year 2008; our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; the impact of transitioning managed procurement customers to subscription software customers; our ability to generate organic growth; our deferral of services revenues as a result of including software implementation and other services as part of a sale with our subscription software solutions; the market acceptance of spend management solutions as a standalone market category; the overall level of information technology spending; our ability to recognize benefits from the Procuri acquisition; and potential declines in average selling prices. We believe that key risks to our future operating profitability include: our ability to maintain or grow our revenues; our ability to maintain adequate utilization of our services organization; our ability to renew sublease agreements and find new tenants for abandoned space; and the potential adverse impacts resulting from legal proceedings. Our prospects must be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in new and rapidly evolving markets and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenues:
Subscription and maintenance	$46,798	$34,219	$86,824	$68,238
Services and other	33,740	39,200	70,688	82,348

Total revenues	80,538	73,419	157,512	150,586

Cost of revenues:
Subscription and maintenance	10,454	8,195	19,322	16,044
Services and other	24,029	29,196	48,635	59,526
Amortization of acquired technology and customer intangible assets	4,685	3,734	8,194	7,430

Total cost of revenues	39,168	41,125	76,151	83,000

Gross profit	41,370	32,294	81,361	67,586

Operating expenses:
Sales and marketing	29,432	23,096	54,544	46,072
Research and development	13,944	13,033	27,261	25,591
General and administrative	11,806	8,714	25,308	18,286
Other income—Softbank	—	(3,389)	(566)	(6,783)
Amortization of other intangible assets	210	124	319	324
Restructuring and integration	690	—	4,528	—
Litigation provision	—	—	5,900	—

Total operating expenses	56,082	41,578	117,294	83,490

Loss from operations	(14,712)	(9,284)	(35,933)	(15,904)
Interest and other income, net	2,863	4,896	6,207	8,006

Net loss before income taxes	(11,849)	(4,388)	(29,726)	(7,898)
Provision for income taxes	549	684	992	1,261

Net loss	$(12,398)	$(5,072)	$(30,718)	$(9,159)

Comparison of the Three and Six Months Ended March 31, 2008 and 2007

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

Subscription and maintenance

Subscription and maintenance revenues for the three months ended March 31, 2008 were $46.8 million, a 37% increase from the $34.2 million recorded in the three months ended March 31, 2007. Subscription revenues for the three months ended March 31, 2008 were $28.6 million, an 83% increase from the $15.7 million recorded in the three months ended March 31, 2007. The increase of $12.9 million in subscription revenues was primarily due to an increase in the demand for our subscription software products, the continued growth of Ariba Supplier Network revenues and the acquisition of Procuri in December 2007. Maintenance revenues for the three months ended March 31, 2008 were $18.2 million, a slight decrease from the $18.6 million recorded in the three months ended March 31, 2007.

Subscription and maintenance revenues for the six months ended March 31, 2007 were $86.8 million, a 27% increase from the $68.2 million recorded in the six months ended March 31, 2006. Subscription revenues for the six months ended March 31, 2008 were $49.4 million, a 60% increase from the $30.8 million recorded in the six months ended March 31, 2007. The increase of $18.6 million in subscription revenues was primarily due to an increase in the demand for our subscription software products, the continued growth of Ariba Supplier Network revenues and the acquisition of Procuri in December 2007. Maintenance revenues were $37.4 million recorded in each of the six months ended March 31, 2008 and 2007. We anticipate that subscription revenues will increase in fiscal year 2008 compared to fiscal year 2007.

Services and other

Services and other revenues for the three months ended March 31, 2008 were $33.7 million, a 14% decrease from the $39.2 million recorded in the three months ended March 31, 2007. Services and other revenues for the six months ended March 31, 2008 were $70.7 million, a 14% decrease from the $82.3 million recorded in the six months ended March 31, 2007. The decrease in services and other revenues in both periods is primarily attributable to declines in managed services revenues and perpetual license revenues in the three and six months ended March 31, 2008. We anticipate that services and other revenues will decline in fiscal year 2008 compared to fiscal year 2007 primarily due to the continued transition of managed procurement customers to subscription software customers and continuing declines in perpetual license revenues.

Cost of Revenues

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for hosting services and technical support, including stock compensation costs and facilities and equipment costs. Cost of subscription and maintenance revenues for the three months ended March 31, 2008 was $10.5 million, a 28% increase over the $8.2 million recorded in the three months ended March 31, 2007. Cost of subscription and maintenance revenues for the six months ended March 31, 2008 was $19.3 million, a 20% increase over the $16.0 million recorded in the six months ended March 31, 2007. These increases are primarily the result of an increase in hosted support costs associated with the overall 83% and 60% increase in subscription revenues in the three and six months ended March 31, 2008, respectively. We anticipate that cost of subscription and maintenance expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2008 compared to the year ended September 30, 2007.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues for the three months ended March 31, 2008 was $24.0 million, an 18% decrease from the $29.2 million recorded in the three months ended March 31, 2007. This decrease is primarily due to the following: (1) decreased compensation and benefits, overhead expense and bonus expense of $2.0 million, $1.0 million and $490,000 associated with a 7% decrease in average consulting headcount; and (2) decreased sub-contractor services expense of $1.4 million primarily due to the decline in services revenues noted above.

Cost of services and other revenues for the six months ended March 31, 2008 was $48.6 million, an 18% decrease from the $59.5 million recorded in the six months ended March 31, 2007. This decrease is primarily the result of the following: (1) decreased compensation and benefits, overhead expense, bonus expense and travel expense of $5.1 million, $2.0 million, $589,000 and $647,000, respectively, associated with an 11% decrease in average consulting headcount; (2) decreased sub-contractor services expense of $2.0 million primarily due to the decline in services revenues noted above; and (3) decreased stock-based compensation expense of $702,000 primarily due to the acceleration of unvested stock options in the six months ended March 31, 2007. We anticipate that cost of services and other revenues will decline as a percentage of revenues in the year ending September 30, 2008 compared to the year ended September 30, 2007 due to continued operational improvements in consulting and managed services.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of the costs allocated to technology and customer relationships in our fiscal year 2004 business combination with FreeMarkets and our acquisition of Procuri in December 2007. This expense amounted to $4.7 million and $3.7 million in the three months ended March 31, 2008 and 2007, respectively, and $8.2 million and $7.4 million in the six months ended March 31, 2008 and 2007, respectively. The increase in the three and six months ended March 31, 2008 is primarily attributable to our acquisition of Procuri in December 2007. We anticipate amortization of acquired technology and customer intangible assets will remain relatively consistent in the year ended September 30, 2008 compared to the year ended September 30, 2007 due to costs resulting from our acquisition of Procuri offset by decreases in costs resulting from our merger of FreeMarkets as assets reach the end of their estimated useful lives.

Gross profit

Our gross profit as a percentage of revenues for the three months ended March 31, 2008 was 51% compared to 44% for the three months ended March 31, 2007 and was 52% in the six months ended March 31, 2008 compared to 45% for the six months ended March 31, 2007. The increase in gross profit was primarily due to the shift in our revenue mix, as the gross margin of software subscription and maintenance revenues is typically much higher than the gross margin of services revenues. Subscription and maintenance revenues contributed 58% and 55% of total revenues in the three months ended and six months ended March 31, 2008, respectively, as compared to 47% and 45% in the three and six months ended March 31, 2007, respectively, while services and other revenues contributed 42% and 45% of total revenues in the three and six months ended March 31, 200, respectively as compared to 53% and 55% in the three and six months ended March 31, 2008, respectively. The increase in gross profit as a percentage of revenues is also due to continued operational improvements in consulting services in the three and six months ended March 31, 2008.

Operating Expenses

Sales and marketing

Sales and marketing includes costs associated with our sales, marketing and product marketing personnel, and consists primarily of compensation and benefits, commissions and bonuses, stock compensation, promotional and advertising and travel and entertainment expenses related to these personnel, as well as the provision for doubtful accounts. Sales and marketing expenses for the three months ended March 31, 2008 were $29.4 million, a 27% increase from the $23.1 million recorded in the three months ended March 31, 2007. This increase is primarily due to the following: (1) increased compensation and benefits expense of $2.8 million associated with a 17% increase in average sales and marketing headcount in supporting our transition to an on-demand model and the acquisition of Procuri in December 2007; (2) increased stock-based compensation expense of $1.7 million primarily due to restricted stock grants in the six months ended March 31, 2008; and (3) increased sales commission expense of $1.3 million primarily associated with the increase in revenues noted above.

Sales and marketing expenses for the six months ended March 31, 2008 were $54.5 million, an 18% increase from the $46.1 million recorded in the six months ended March 31, 2007. This increase is primarily due to the following: (1) increased compensation and benefits expense and overhead costs of $2.8 million and $1.5 million, respectively, associated with a 22% increase in average sales and marketing headcount in supporting our transition to an on-demand model and the acquisition of Procuri in December 2007; (2) increased stock-based compensation expense of $2.1 million primarily due to restricted stock grants in the six months ended March 31, 2008; and (3) increased sales commission expense of $1.5 million primarily associated with the increase in revenues noted above. We anticipate that sales and marketing expenses will increase slightly as a percentage of revenues in the year ending September 30, 2008 compared to the year ended September 30, 2007.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes employee compensation and benefits, stock compensation, consulting costs and the cost of software development tools and equipment. Research and development expenses for the three months ended March 31, 2008 were $13.9 million, a 7% increase from the $13.0 million recorded in the three months ended March 31, 2007. This increase is primarily attributable to an increase in compensation and benefits of $747,000 due to a 10% increase in average headcount related to the continued development of our on-demand solutions and the acquisition of Procuri in December 2007.

Research and development expenses for the six months ended March 31, 2008 were $27.3 million, a 7% increase from the $25.6 million recorded in the six months ended March 31, 2007. This increase is primarily attributable to the following; (1) increased compensation and benefits of $1.4 million due to a 9% increase in average headcount related to the continued development of our on-demand solutions in fiscal year 2008 and the acquisition of Procuri in December 2007; and (2) increased stock-based compensation expense of $372,000 primarily due to restricted stock grants in the six months ended March 31, 2008. We anticipate that research and development expenses will slightly decline as a percentage of revenues in the year ending September 30, 2008 compared to the year ended September 30, 2007.

General and administrative

General and administrative includes costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the three months ended March 31, 2008 were $11.8 million, a 35% increase from the $8.7 million recorded in the three months ended March 31, 2007. This increase is primarily attributable to the following: (1) increased compensation and benefits and overhead costs of $1.3 million and $588,000, respectively, due to a 6% increase in average headcount related to the support of our on-demand solutions in fiscal year 2008 and the acquisition of Procuri in December 2007; and (2) increased stock-based compensation expense of $928,000 primarily due to restricted stock grants in the six months ended March 31, 2008.

General and administrative expenses for the six months ended March 31, 2008 were $25.3 million, a 38% increase from the $18.3 million recorded in the six months ended March 31, 2007. This increase is primarily attributable to the following: (1) increased legal expenses of $3.2 million primarily associated with patent infringement matters; (2) increased compensation and benefits and overhead costs of $1.6 million and $978,000, respectively, due to a 6% increase in average headcount related to the support of our on-demand solutions in fiscal year 2008 and the acquisition of Procuri in December 2007; and (3) increased stock-based compensation expense of $1.4 million primarily due to restricted stock grants in the six months ended March 31, 2008. We anticipate that general and administrative expenses will increase slightly as a percentage of revenues in the year ending September 30, 2008 compared to the year ended September 30, 2007.

Other income—Softbank

During the three months ended March 31, 2008 and 2007, we recorded $0 and $3.4 million, respectively, of income from the settlement with Softbank entered into in October 2004. During the six months ended March 31,

2008 and 2007, we recorded $566,000 and $6.8 million, respectively, of income from the settlement with Softbank. The $37.0 million of deferred income recorded upon the settlement with Softbank was being recognized into income, starting in January 2005, over the remaining term of the three-year license ended October 2007. For further discussion, see Note 9 to the Condensed Consolidated Financial Statements.

Amortization of other intangible assets

Amortization of other intangible assets was $210,000 and $124,000 for the three months ended March 31, 2008 and 2007, respectively, and $319,000 and $324,000 for the six months ended March 31, 2008 and 2007, respectively, which primarily consisted of amortization of trademark intangible assets acquired from our merger with FreeMarkets and our acquisition of Procuri. We anticipate amortization of other intangible assets will increase slightly in the year ended September 30, 2008 compared to the year ended September 30, 2007 due to our acquisition of Procuri.

Restructuring and integration

We recorded a restructuring charge of $690,000 and $4.5 million in the three and six months ended March 31, 2008. The charge in the three months ended March 31, 2008 primarily related to severance benefit costs in connection with our acquisition of Procuri. Additionally, in the six months ended March 31, 2008, we evaluated our office space in Sunnyvale, California, and ceased use of approximately 31,500 square feet of space in our corporate headquarters and recorded lease abandonment costs of $3.1 million and leasehold impairments of $386,000 in the six months ended March 31, 2008. In addition, we recorded a charge of $378,000 related to severance benefit costs in connection with our acquisition of Procuri in the six months ended March 31, 2008.

Litigation provision

We recorded a $5.9 million provision related to a patent infringement litigation matter during the six months ended March 31, 2008.

Interest and other income, net

Interest and other income, net for the three months ended March 31, 2008 was $2.9 million, compared to $4.9 million recorded in the three months ended March 31, 2007. The decrease is primarily attributable to the following: (1) a net realized gain of $2.2 million associated with the repatriation of cash from Ariba Korea and the substantial liquidation of the entity in the three months ended March 31, 2007; and (2) a decrease in interest income of $1.1 million primarily due to a decrease in our average cash and investments as a result of the acquisition of Procuri in December 2007. These decreases were partially offset by an increase of realized foreign currency transaction gains in the amount of $1.4 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries, primarily due to the U.S. dollar weakening against the Euro and the British Pound in the three months ended March 31, 2008.

Interest and other income, net for the six months ended March 31, 2008 was $6.2 million, compared to $8.0 million recorded in the six months ended March 31, 2007. The decrease is primarily attributable to the following: (1) a net realized gain of $2.2 million associated with the repatriation of cash from Ariba Korea and the substantial liquidation of the entity in the six months ended March 31, 2007; (2) a decrease in interest income of $1.1 million primarily due to a decrease in our average cash and investments as a result of the acquisition of Procuri in December 2007. These amounts were partially offset by an increase in realized foreign currency transaction gains in the amount of $1.8 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries, primarily due to the U.S. dollar weakening against the Euro and the British Pound in the six months ended March 31, 2008.

Provision for income taxes

Provision for income taxes for the three months ended March 31, 2008 was $549,000, compared to $684,000 in the three months ended March 31, 2007. Provision for income taxes for the six months ended March 31, 2008 was $992,000 compared to $1.3 million in the six months ended March 31, 2007. The decrease in the six months ended March 31, 2008 is primarily attributable to a decrease in foreign income taxes related to a foreign subsidiary.

Liquidity and Capital Resources

As of March 31, 2008, we had $94.6 million in cash, cash equivalents and long-term investments and $29.9 million in restricted cash, for total cash, cash equivalents, marketable securities, long-term investments and restricted cash of $124.5 million. All significant cash, cash equivalents, marketable securities and long-term investments are held in accounts in the United States. As of September 30, 2007, we had $153.0 million in cash, cash equivalents, marketable securities and long-term investments and $30.0 million in restricted cash, for total cash, cash equivalents, marketable securities, long-term investments and restricted cash of $183.0 million.

We hold a variety of interest bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Contractual maturity dates for these ARS investments range from 2016 to 2047. All of the ARS investments are investment grade quality and were in compliance with our investment policy at the time of acquisition. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. As of March 31, 2008, we reclassified the entire ARS investment balance from marketable securities to long-term investments on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle. We have also modified our current investment strategy and increased our investments in more liquid money market instruments.

Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value.

We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of March 31, 2008 we determined there was a decline in the fair value of our ARS investments of $4.5 million, all of which was deemed temporary.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and reduces net income (loss) for the applicable accounting period. In evaluating the impairment of each ARS, we classified such impairment as temporary. The differentiating factors between temporary and other- than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, the Company may, in the future, conclude that an other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $4.5 million currently accounted for as a temporary decline.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or impairment charges in future quarters. We continue to monitor the market for ARS transactions and consider their impact (if any) on the fair value of our investments.

Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. We have decided to modify our current investment strategy by limiting our investments in ARS to our current holdings and increasing our investments in more liquid investments.

The decrease in total cash, cash equivalents, marketable securities, long-term investments and restricted cash of $58.5 million in the six months ended March 31, 2008 is primarily attributable to cash paid, net of cash acquired, of $55.5 million related to our acquisition of Procuri in the six months ended March 31, 2008.

Net cash provided by operating activities was $2.7 million for the six months ended March 31, 2008, compared to net cash provided by operating activities of $7.0 million for the six months ended March 31, 2007. Cash flows from operating activities decreased $4.3 million primarily due to net cash payments of $5.9 million related to a litigation settlement associated with a patent infringement matter in the six months ended March 31, 2008 and an increase in cash payments related to legal expenses primarily associated with patent infringement matters of approximately $4.2 million. These amounts were partially offset by an increase in cash flows from operating activities of associated with the management of our accounts payable.

Net cash provided by investing activities was $8.3 million for the six months ended March 31, 2008, compared to net cash used in investing activities of $21.4 million for the six months ended March 31, 2007. The increase of $29.7 million is primarily attributable to an increase in sales of investments, net of purchases of $85.9 million. This was partially offset by cash paid of $55.5 million as a result of our acquisition of Procuri in the six month ended March 31, 2008. Capital expenditures were relatively consistent in the six months ended March 31, 2008 and 2007.

Net cash provided by financing activities was $269,000 for the six months ended March 31, 2008, compared to net cash provided by financing activities of $1.7 million for the six months ended March 31, 2007. The repurchase of common stock in both periods represents shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees. Proceeds from the issuance of common stock in both periods is attributed to stock option exercises and the employee stock purchase plan.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 4 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 4 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of March 31, 2008. There have been no material changes in our contractual obligations and commercial commitments during the six months ended March 31, 2008 from those presented in our Annual Report on Form 10-K filed with the SEC on November 15, 2007.

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

These critical accounting policies and estimates, their related disclosures and other accounting policies, methods and estimates have been reviewed by our senior management and audit committee. With the exception of the below paragraph that discusses the impact of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) on our critical accounting policy and estimates for accounting for income taxes, during the six months ended March 31, 2008 there were no significant changes in our critical accounting policies and estimates. Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements and to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2007 for a more complete discussion of our critical accounting policies and estimates.

On October 1, 2007, we adopted FIN 48, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement 109, Accounting for Income Taxes. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon effective settlement. During our first quarter of fiscal 2008, we adjusted our policy in the accounting for and presentation of uncertain tax positions in order to comply with the interpretive guidance set forth in FIN 48. See Note of Notes to Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products in the United States of America, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. For the three months ended March 31, 2008 and 2007, 29% and 27%, respectively, of our total net revenues were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of March 31, 2008 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain/(Loss) in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	3,000	$4,552	$(179)
Japanese Yen	Sell	250,000	2,512	3
Switzerland Franc	Buy	1,000	1,001	5
Czech Koruna	Buy	15,000	907	32
Singapore Dollar	Buy	900	658	2

Total			$9,630	$(137)

The unrealized gain represents the difference between the contract value and the market value of the contract based on market rates as of March 31, 2008.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains or losses of approximately $963,000. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures. We do not expect material exchange rate gains and losses from other foreign currency exposures.

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

We hold a variety of interest bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loan auction rate securities and credit derivative products. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2016 to 2047. As of March 31, 2008, we reclassified our entire balance from marketable securities to long-term investments on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. As of March 31, 2008, we reclassified the entire ARS investment balance from marketable securities to long-term investments on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle. We have also modified our current investment strategy and increased our investments in more liquid money market investments.

We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of March 31, 2008 we determined there was a decline in the fair value of our ARS investments of $4.5 million, all of which was deemed temporary. An immediate and uniform increase in market interest rates of 100 basis points from levels at March 31, 2008 would cause an additional decline of approximately 6%, or $1.7 million, in the fair market value of our investments in ARS.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or impairment charges in future quarters.

The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio (in thousands, except for interest rates).

	Period Ending March 31, 2009	Period Ending March 31, 2010	Period Ending March 31, 2011	Period Ending March 31, 2012	Period Ending March 31, 2013	Thereafter	Total
Cash equivalents	$56,180	$—	$—	$—	$—	$—	$56,180
Average interest rate	3.16%	—	—	—	—	—	3.16%
Investments	$—	$—	$—	—	—	22,107	$22,107
Average interest rate	—	—	—	—	—	3.56%	3.56%
Restricted cash	$315	$—	$356	$—	29,204	$—	$29,875
Average interest rate	1.88%	—	2.40%	—	2.40%	—	2.39%

Total investment securities	$56,495	$—	$356	$—	$29,204	$22,107	$108,162

The table above does not include uninvested cash of $16.3 million held as of March 31, 2008. Total cash, cash equivalents, long-term investments and restricted cash as of March 31, 2008 was $124.5 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

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

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, the benefits of controls must be considered relative to their costs and that there are inherent limitations in all control systems. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of March 31, 2008, management evaluated the effectiveness of our disclosure controls and procedures and concluded those disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Spend management software applications and services are at a relatively early stage of development. For example, in September 2001, we introduced the majority of our initial Ariba Spend Management solutions and after our merger with FreeMarkets in 2004, we introduced several new products and services integrating functionality acquired in the merger. We also introduced on-demand versions of a number of our software products throughout fiscal year 2006, fiscal year 2007 and the first half of fiscal year 2008 and we plan to introduce additional on-demand versions of our products in the future. These new and planned products may be more challenging to implement than our more established products, as we have less experience deploying these applications. The markets in which we compete are characterized by rapid technological change, evolving customer needs and frequent introductions of new products and services. As we adjust to evolving customer requirements and competitive pressures, we may be required to further reposition our product and service offerings and introduce new products and services. We may not be successful in developing and marketing such product and service offerings, or we may experience difficulties that could delay or prevent the development and marketing of such product and service offerings, which could have a material adverse effect on our business, financial condition or results of operations.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of March 31, 2008, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

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

•

changes in our product line such as our release of on-demand versions of our software products in fiscal year 2006, fiscal year 2007 and fiscal year 2008 and our planned release of additional on-demand versions in the future.

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

•	we have experienced and expect to continue to experience a decrease in the demand for our implementation services to the extent fewer customers license our software products as installed applications;

•	we may not successfully achieve market penetration in our newly targeted markets, including target customers we characterize as middle-market companies; and

•	we may incur costs at a higher than forecasted rate as we expand our on-demand operations.

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

Revenues From Our Ariba Sourcing Solution Could Be Negatively Affected If Customers Elect Not to Renew Their Contracts in Fiscal Year 2008 and Beyond

We have several large multi-year contracts for our full service sourcing services, some of which will come up for renewal during the second half of fiscal year 2008 and beyond. If these customers do not renew their contracts upon expiration, or if they elect to use one of our lower-cost self-service solutions, our future revenues may decrease.

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

We May Incur Additional Restructuring Charges that Adversely Affect Our Operating Results.

We have recorded significant restructuring charges in the past relating to the abandonment of numerous leased facilities, including most notably portions of our Sunnyvale, California headquarters. For example, in the six months ended March 31, 2008, we evaluated our office space in Sunnyvale, California, and ceased use of approximately 31,500 square feet of space in our corporate headquarters and recorded lease abandonment costs of $3.1 million and leasehold impairments of $386,000. Moreover, we have from time to time revised our assumptions and expectations regarding lease abandonment costs, resulting in additional charges.

We review these estimates each reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the leases, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the vacated portions of our Sunnyvale, California headquarters by $1.9 million as of March 31, 2008. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results.

We May Be Required to Record Impairment Charges in Future Quarters as a Result of the Decline in Value of Our Investments in Auction Rate Securities.

We hold a variety of interest bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Contractual maturity dates for these ARS investments range from 2016 to 2047 with principal distributions occurring on certain securities prior to maturity.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

Although we currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or impairment charges in future quarters.

We May Incur Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines in the past. The balance of goodwill is $406.3 million as of March 31, 2008 and, there can be no assurance that future goodwill impairments will not occur.

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

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. We have 31 patents issued in the United States, but may not develop other proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States and, in the case of our solutions, because the validity, enforceability and type of protection of proprietary rights in these technologies are uncertain and evolving. If we fail to adequately protect our proprietary rights, we may lose customers.

There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. For example, in the six months ended March 31, 2008, we agreed to settle with Sky for $7.9 million related to two lawsuits alleging that certain products of Ariba and Procuri infringed patents held by Sky. See “Litigation—General” in Note 4 of Notes to Condensed Consolidated Financial Statements. It is possible that in the future, other third parties may claim that we or our current or potential future products infringe their intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims, and third parties may claim that we or our current or potential future products infringe their intellectual property. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

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

In addition, we may need to commence litigation or take other actions to protect our intellectual property rights. For example, in April 2007, we filed a lawsuit against Emptoris, Inc. for patent infringement in the United States District Court for the Eastern District of Texas. On November 20, 2007, Emptoris sued us for infringement of one of its patents in the same Texas court where our patent claims are pending. See “Litigation-Patent Litigation with Emptoris, Inc.” in Note 4 of Notes to Condensed Consolidated Financial Statements. These lawsuits and other potential litigation and actions brought by us could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attaching the validity and enforceability of our intellectual property rights.

If Our Security Measures Fail or Unauthorized Access to Customer Data Is Otherwise Obtained, Our Solutions May Be Perceived As Not Being Secure, Customers May Curtail or Stop Using Our Solutions, And We May Incur Significant Liabilities.

Our operations involve the storage and transmission of our customers’ confidential information, and security breaches could expose us to a risk of loss of this information, litigation, indemnity obligations and other liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to our customers’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose potential revenues and existing customers.

Further, because our products transmit data and information belonging to our customers, many customers and prospects require us to meet specific security standards or to maintain security certifications with respect to our products and operations. Given the complexity of our business and the costs and efforts required to meet the high standards to maintain these security certifications, there is no guarantee that we can achieve or maintain any such certifications or standards. If we fail to meet the standards for these security certifications, it could negatively impact our ability to attract new or keep existing customers and it could seriously harm our business.

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

For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. For example, since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge trade and intercompany receivables and payables. There can be no assurance that our hedging strategy will be successful or that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended March 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
January 1, 2008—January 31, 2008	—	$—	—	—
February 1, 2008—February 29, 2008	105,025	9.41	—	—
March 1, 2008—March 31, 2008	356	9.72	—	—

Total	105,381	$9.41	—	—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders in Sunnyvale, California on March 12, 2008. Of the 84,885,296 shares outstanding and entitled to vote at the meeting, 59,713,059 shares were present or represented by proxy at the meeting. At the meeting, the following actions were voted upon:

a. Election of Robert M. Calderoni as a director of the Company’s board of directors to serve until the Company’s 2011 annual meeting of stockholders or until his successor is duly elected and qualified.

For:	57,853,756
Withheld:	1,859,303

b. Election of Robert E. Knowling, Jr. as a director of the Company’s board of directors to serve until the Company’s 2011 annual meeting of stockholders or until his successor is duly elected and qualified.

For:	57,741,762
Withheld:	1,971,297

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Title
10.51‡	Ariba Bonus Plan—Executive Officers.

10.52‡	Ariba, Inc.—Compensation Program for Non-Employee Directors.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ JAMES W. FRANKOLA
James W. Frankola
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 7, 2008