Form 10-Q
period 2008-06-30
ARIBA INC
filed 2008-08-06
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2008 was 85,994,000.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2008	September 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,545	$61,311
Marketable securities	—	83,667
Restricted cash	287	820
Accounts receivable, net of allowance for doubtful accounts of $1,639 and $1,973 as of June 30, 2008 and September 30, 2007, respectively	28,881	29,130
Prepaid expenses and other current assets	8,992	10,743

Total current assets	116,705	185,671
Property and equipment, net	20,398	20,230
Long-term investments	20,917	8,048
Restricted cash, less current portion	29,641	29,200
Goodwill	406,119	326,101
Other intangible assets, net	25,563	10,461
Other assets	2,870	3,875

Total assets	$622,213	$583,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,288	$10,882
Accrued compensation and related liabilities	21,296	24,192
Accrued liabilities	15,345	18,976
Restructuring obligations	17,961	19,065
Deferred revenue	94,039	76,110
Deferred income—Softbank	—	566

Total current liabilities	159,929	149,791
Deferred rent obligations	19,701	22,628
Restructuring obligations, less current portion	42,707	52,106
Deferred revenue, less current portion	6,243	7,917
Other long-term liabilities	6,413	—

Total liabilities	234,993	232,442

Commitments and contingencies
Stockholders’ equity:
Common stock	171	157
Additional paid-in capital	5,144,182	5,067,993
Accumulated other comprehensive (loss) income	(2,991)	1,112
Accumulated deficit	(4,754,142)	(4,718,118)

Total stockholders’ equity	387,220	351,144

Total liabilities and stockholders’ equity	$622,213	$583,586

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Subscription and maintenance	$49,278	$36,613	$136,102	$104,851
Services and other	35,738	38,951	106,426	121,299

Total revenues	85,016	75,564	242,528	226,150

Cost of revenues:
Subscription and maintenance	10,101	8,490	29,423	24,534
Services and other	23,689	28,490	72,324	88,016
Amortization of acquired technology and customer intangible assets	4,675	3,356	12,869	10,786

Total cost of revenues	38,465	40,336	114,616	123,336

Gross profit	46,551	35,228	127,912	102,814

Operating expenses:
Sales and marketing	28,682	23,389	83,226	69,461
Research and development	13,617	13,254	40,878	38,845
General and administrative	11,702	10,822	37,010	29,108
Other income—Softbank	—	(3,390)	(566)	(10,173)
Amortization of other intangible assets	210	101	529	425
Restructuring and integration	(694)	(3,805)	3,834	(3,805)
Litigation provision	—	—	5,900	—

Total operating expenses	53,517	40,371	170,811	123,861

Loss from operations	(6,966)	(5,143)	(42,899)	(21,047)
Interest and other income, net	2,353	3,456	8,560	11,462

Net loss before income taxes	(4,613)	(1,687)	(34,339)	(9,585)
(Benefit) provision for income taxes	(326)	347	666	1,608

Net loss	$(4,287)	$(2,034)	$(35,005)	$(11,193)

Net loss per share—basic and diluted	$(0.05)	$(0.03)	$(0.46)	$(0.16)

Weighted average shares—basic and diluted	78,585	70,340	76,478	69,589

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended June 30,
	2008	2007
Operating activities:
Net loss	$(35,005)	$(11,193)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	110	(285)
Depreciation	5,890	5,186
Amortization of intangible assets	13,398	11,211
Stock-based compensation	30,870	26,259
Realized gain—currency translation adjustment	—	(2,625)
Restructuring	3,834	(3,805)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,300	(2,560)
Prepaid expenses and other assets	5,365	244
Accounts payable	311	177
Accrued compensation and related liabilities	(3,871)	(4,619)
Accrued liabilities	(7,200)	(3,323)
Deferred revenue	11,625	19,133
Deferred income—Softbank	(566)	(10,173)
Restructuring obligations	(17,646)	(13,662)

Net cash provided by operating activities	11,415	9,965

Investing activities:
Cash paid for acquisition, net of cash acquired	(55,638)	—
Purchases of property and equipment	(5,194)	(5,153)
Sales of marketable securities, net of purchases	67,407	(37,929)
Allocation from restricted cash, net	735	1,830

Net cash provided by (used in) investing activities	7,310	(41,252)

Financing activities:
Proceeds from issuance of common stock	3,736	4,309
Repurchase of common stock	(4,514)	(2,256)

Net cash (used in) provided by financing activities	(778)	2,053

Effect of foreign exchange rate changes on cash and cash equivalents	(713)	503

Net change in cash and cash equivalents	17,234	(28,731)
Cash and cash equivalents at beginning of period	61,311	51,997

Cash and cash equivalents at end of period	$78,545	$23,266

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

The Company holds a variety of interest bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. As of June 30, 2008, the Company holds $19.9 million of student loan securities that failed to settle in auctions commencing February 2008 and $4.9 million of commercial paper and credit derivative products that failed to settle in auctions commencing August 2007. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Contractual maturity dates for these ARS investments range from 2016 to 2047. All of the ARS investments are investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. As of June 30, 2008, the Company has classified the entire ARS investment balance as long-term investments on its condensed consolidated balance sheet because of our current inability to predict that these investments will be available for settlement within the next twelve months. The Company has also modified its current investment strategy and increased our investments in more liquid money market instruments.

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

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of June 30, 2008 the Company determined there was a decline in the fair value of its ARS investments of $3.9 million, all of which was deemed temporary.

The Company reviews its impairments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net loss for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and reduces net income (increases net loss) for the applicable accounting period. In evaluating the impairment of each ARS, the Company classified such impairment as temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, the Company may, in the near future, conclude that an other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $3.9 million currently accounted for as a temporary decline.

The Company’s customer base consists of international businesses, and the Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses.

No customer accounted for more than 10% of total revenues for the three and nine months ended June 30, 2008 and 2007. In addition, no customer accounted for more than 10% of net accounts receivable as of June 30, 2008. One customer accounted for more than 10% of net accounts receivable as of September 30, 2007, the Company’s most recent fiscal year end.

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

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Statement 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will evaluate the impact of the provisions of SFAS No. 141(R) and will adopt this standard on October 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will evaluate the impact of the provisions of SFAS No. 160 and will adopt this standard on October 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133. SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company will evaluate the impact of the provisions of SFAS No. 161 and will adopt this standard on October 1, 2009.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement

No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), Business Combinations. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company will evaluate the impact the provisions of FSP FAS 142-3 and will adopt this standard on October 1, 2009.

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

The Company allocates revenue to each element in a multiple element arrangement based on its respective fair value. The Company’s determination of the fair value of each element in a multiple element arrangement accounted for under SOP 97-2 is based on vendor-specific objective evidence (“VSOE”) of fair value, which is limited to the price when sold separately. In addition, VSOE or other methods of determining fair value that are allowable under EITF 00-21 are utilized for multiple element arrangements that are not subject to SOP 97-2.

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

During the nine months ended June 30, 2007, the Company accelerated approximately 259,000 unvested stock options, which resulted in approximately $1.0 million of compensation cost. During the three months ended June 30, 2008 and 2007, the Company recorded $191,000 and $170,000, respectively, of stock-based compensation expense associated with employee and director stock options and employee stock purchase plan programs. During the nine months ended June 30, 2008 and 2007, the Company recorded $517,000 and $2.3 million, respectively, of stock-based compensation expense associated with employee and director stock options and employee stock purchase plan programs.

During the three and nine months ended June 30, 2008, the Company granted 250,000 and 2.3 million shares, respectively, of restricted common stock to executive officers and certain employees with a fair value of $2.7 million and $25.2 million, respectively. These amounts are being amortized in accordance with SFAS No. 123R over the vesting period of the individual restricted common stock grants, which are two to three years.

During the nine months ended June 30, 2008, the Company also granted 1.0 million shares of restricted common stock to executive officers and certain key employees with a fair value of $12.2 million, whose vesting and the number of shares are contingent upon meeting performance milestones related to subscription software revenues for the year ended September 30, 2008 and upon subsequent service periods. The number of shares that will vest upon meeting the performance milestones and subsequent service periods is up to 200%, or 2.1 million shares with a fair value of $24.4 million. The shares vest one-third upon the achievement of the performance milestone, one-third upon service on the first anniversary of achievement of the performance milestone and one-third upon service on the second anniversary of achievement of the performance milestone. The current assumptions are that the performance milestone will be met at 200% and compensation expense is recorded based upon the fair value based on the closing price on the date of grant over the vesting period, or three years. The Company will evaluate this assumption on a quarterly basis for the year ended September 30, 2008. If the performance milestone is not achieved and the shares fail to vest, any previously recognized compensation cost will be reversed.

During the three and nine months ended June 30, 2007, the Company granted 175,000 and 1.8 million shares, respectively, of restricted common stock to certain employees with a fair value of $1.7 million and $16.0 million, respectively. These amounts are being amortized in accordance with SFAS No. 123R, over the vesting period of the individual restricted common stock grants, which is three years.

During the nine months ended June 30, 2007, the Company also granted 980,000 shares of restricted common stock to executive officers and certain key employees with a fair value of $7.5 million whose vesting was contingent upon meeting a performance milestone related to subscription software revenues and is being amortized over the performance period. The fair value of each restricted share granted was calculated based on the closing stock price on the date of grant and based on the assumption that the performance objective milestone will be achieved. In the three months ended March 31, 2008, the performance milestone was achieved which was consistent with the Company’s assumptions.

During the three months ended June 30, 2008 and 2007, the Company recorded $8.6 million and $7.4 million, respectively, of stock-based compensation expense associated with restricted stock grants. During the nine months ended June 30, 2008 and 2007, the Company recorded $28.1 million and $22.0 million, respectively, of stock-based compensation expense associated with restricted stock grants. As of June 30, 2008, there was $36.8 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan in the form of common stock with a value of $743,000 and $663,000 in the three months ended June 30, 2008 and 2007, respectively, and of $2.2 million and $2.0 million in the nine months ended June 30, 2008 and 2007, respectively.

Total stock-based compensation of $9.6 million and $8.2 million was recorded in the three months ended June 30, 2008 and 2007, respectively, and $30.9 million and $26.3 million was recorded in the nine months ended June 30, 2008 and 2007, respectively, to various operating expense categories as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Cost of revenues—subscription and maintenance	$553	$531	$1,678	$1,578
Cost of revenues—services and other	1,297	1,775	4,542	5,722
Sales and marketing	3,748	2,550	11,986	8,657
Research and development	1,517	1,365	4,590	4,066
General and administrative	2,437	1,991	8,074	6,236

Total	$9,552	$8,212	$30,870	$26,259

Note 2—Business Combination

On December 17, 2007, the Company acquired Procuri, Inc. (“Procuri”), a privately held company headquartered in Atlanta, Georgia, to expand its on-demand supply management solutions. The Company has included the financial results of Procuri in its condensed consolidated financial results effective December 17, 2007. The total purchase price for Procuri was $103.2 million which consisted of $55.6 million in cash paid to acquire the outstanding common stock of Procuri and payoff Procuri’s outstanding debt, $46.1 million of the Company’s common stock (based on the issuance of 4.1 million shares of Ariba common stock) and $1.5 million for transaction costs. Of the amounts above, in the three months ended March 31, 2008, the Company paid $535,000 in cash and issued $574,000 of common stock (based on the issuance of 50,509 shares) based on a working capital calculation of Procuri as of December 17, 2007. For the purposes of the purchase price calculation, the deemed fair value of the Ariba common stock issued in the merger was $11.36 per share, which is equal to Ariba’s average closing price per share as reported on the Nasdaq Global Market for each trading day during the period beginning two days before the acquisition date and the acquisition date of December 17, 2007. A total of $9.2 million of cash is being held in escrow by a third-party escrow agent for indemnification claims. The escrow shall be released 18 months after the closing of the merger. There is an additional indemnification obligation of $7.0 million by the stockholders of Procuri outside the escrow that shall expire 30 months after the closing of the merger with respect to certain intellectual property and tax representations. In allocating the purchase price based on estimated fair values, the Company has preliminarily recorded $80.0 million of goodwill, $28.5 million of identifiable intangible assets and $5.3 million of net tangible liabilities. Due to the timing of the Procuri acquisition, the Company is still in the process of finalizing the valuation of the acquired assets and liabilities, and therefore the purchase price allocation is preliminary and subject to change once finalized. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of non-income based taxes and accounts receivable.

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

	$28,500

The following unaudited pro forma financial information is presented to reflect the results of operations for the three and nine months ended June 30, 2008 and 2007 as if the acquisition of Procuri had occurred on October 1, 2007 and 2006, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on October 1, 2007 and 2006, respectively, and may not be indicative of future operating results (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenues	$85,016	$79,677	$246,550	$238,312
Net loss	$(4,287)	$(7,421)	$(39,728)	$(28,032)
Net loss per share—basic and diluted	$(0.05)	$(0.10)	$(0.49)	$(0.38)
Weighted average shares—basic and diluted	78,585	74,400	80,406	73,837

Note 3—Goodwill and Other Intangible Assets

The table below reflects changes or activity in the balances related to goodwill for the nine months ended June 30, 2008 (in thousands):

Net carrying amount
Goodwill balance as of October 1, 2007	$326,101
Goodwill related to Procuri	80,018

Goodwill balance as of June 30, 2008	$406,119

The table below reflects changes or activity in the balances related to other intangible assets for the nine months ended June 30, 2008 (in thousands):

	Useful Life	June 30, 2008			September 30, 2007
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	24 months	$13,300	$(11,185)	$2,115	$10,400	$(10,400)	$—
Contracts and related customer relationships	48 to 72 months	78,887	(56,508)	22,379	54,287	(44,421)	9,866
Trade names/trademarks	24 to 60 months	2,200	(1,568)	632	1,800	(1,205)	595
Non-competition agreements	24 months	600	(163)	437	—	—	—

Total		$94,987	$(69,424)	$25,563	$66,487	$(56,026)	$10,461

Amortization of other intangible assets for the three and nine months ended June 30, 2008 totaled $4.9 million and $13.4 million, respectively. Of the total, amortization of $4.7 million and $12.9 million related to contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three and nine months ended June 30, 2008, respectively. Amortization of $210,000 and $529,000 primarily related to trade names/trademarks and non-competition agreements were recorded as operating expense in the three and nine months ended June 30, 2008, respectively.

Amortization of other intangible assets for the three and nine months ended June 30, 2007 totaled $3.5 million and $11.2 million, respectively. Of the total, amortization of $3.4 million and $10.8 million related to contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three and nine months ended June 30, 2007, respectively. Amortization of $101,000 and $425,000 related to trade names/trademarks and other contracts and related customer relationships were recorded as operating expense in the three and nine months ended June 30, 2007, respectively.

As of June 30, 2008, estimated future amortization expense related to intangible assets is $1.6 million for the remainder of fiscal year 2008, $6.3 million in fiscal year 2009, $4.5 million in fiscal year 2010, $4.1 million in fiscal year 2011, $4.1 million in fiscal year 2012, $4.1 million in fiscal year 2013 and $854,000 thereafter.

Note 4—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 150,000 square feet in this facility. The Company currently subleases over two buildings, totaling approximately 396,000 square feet, to third parties. These subleases expire in January 2013. The remaining 170,000 square feet is available for sublease. Minimum monthly lease payments are approximately $3.2 million and escalate annually, with the total future minimum lease payments amounting to $194.4 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit backed by cash equivalents, totaling $29.2 million as of June 30, 2008, as a form of security through fiscal year 2013. Also, the Company is required by other lease agreements to hold an additional $732,000 of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $29.9 million is classified as restricted cash on the Company’s condensed consolidated balance sheet as of June 30, 2008.

The Company also occupies 91,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. This location consists principally of the Company’s services organization and administrative activities.

The Company leases certain equipment, software and its facilities under various noncancelable operating and immaterial capital leases with various expiration dates through 2017. Rental expense was $6.3 million and $8.1 million for the three months ended June 30, 2008 and 2007, respectively, and $18.9 million and $24.4 million for the nine months ended June 30, 2008 and 2007, respectively. This expense was reduced by sublease income of $2.2 million and $4.1 million for the three months ended June 30, 2008 and 2007, respectively, and $6.5 million and $12.1 million for the nine months ended June 30, 2008 and 2007, respectively. The following table summarizes future minimum lease payments and sublease income under noncancelable operating leases as of June 30, 2008 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income
2008	$11,686	$2,458
2009	47,052	11,410
2010	47,858	12,434
2011	48,260	13,129
2012	49,934	13,831
Thereafter	30,297	4,508

Total	$235,087	$57,770

Of the total operating lease commitments noted above, $90.2 million is for occupied properties and $144.9 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring and integration costs

The following table details accrued restructuring and integration obligations and related activity through June 30, 2008 (in thousands):

	Severance and benefits	Lease abandonment costs	Asset impairment	Total restructuring and integration costs
Accrued restructuring obligations as of October 1, 2006	$42	$95,252	$—	$95,294
Cash paid	(42)	(18,986)	—	(19,028)
Total benefit to operating expense	—	(4,194)	—	(4,194)
Reclassification to deferred rent obligation	—	(901)	—	(901)

Accrued restructuring obligations as of September 30, 2007	—	71,171	—	71,171
Cash paid	(2,936)	(13,731)	—	(16,667)
Total charge to operating expense	1,526	1,922	386	3,834
Asset impairment applied to asset balances	—	—	(386)	(386)
Restructuring obligation assumed under purchase acquisition	2,093	623	—	2,716

Accrued restructuring obligations as of June 30, 2008	$683	$59,985	$—	60,668

Less: current portion				17,961

Accrued restructuring obligations, less current portion				$42,707

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. The Company recorded a charge of $440,000 and $1.6 million for the three and nine months ended June 30, 2008, respectively, related to severance benefit costs in connection with a workforce reduction initiative associated with the integration of Procuri, to better align its expenses with its revenues and to enable the Company to invest in certain growth initiatives. In addition, the Company assumed liabilities related to the severance of former Procuri employees of $2.1 million.

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Sunnyvale, California and Pittsburgh, Pennsylvania. In June 2008, the Company entered into an agreement with Efficient Frontier, Inc. (“Efficient Frontier”) to sublease approximately 44,000 square feet of space at the Company’s Sunnyvale, California headquarters through January 2013. The impact of the execution of the sublease agreement with Efficient Frontier was a benefit to operations of approximately $549,000 in the three months ended June 30, 2008. The remaining benefit in the three months ended June 30, 2008 was for property taxes of approximately $557,000 related to abandoned facilities in California based on a revised property tax assessment and notice of refund received in June 2008 related to calendar years 2001 through 2004.

In March 2008, the Company entered into an amendment with Motorola, Inc. (“Motorola”) to the sublease dated as of August 24, 2004 between the Company and Motorola. Pursuant to the amendment, Motorola agreed to renew its sublease of approximately 88,000 square feet of space at the Company’s Sunnyvale, California headquarters through January 2013. Also in March 2008, the Company revised its estimates for sublease commencement dates to reflect current market conditions primarily in the Northern California real estate market. The impact of the execution of the amendment to the sublease agreement with Motorola was a benefit to operations of approximately $1.7 million and the impact of the revised estimated sublease commencement dates was a charge to operations of $1.7 million, resulting in a net benefit to operations of $18,000 in the nine months ended June 30, 2008.

In the nine months ended June 30, 2008, the Company evaluated its office space in Sunnyvale, California, and ceased use of approximately 31,500 square feet of space in its corporate headquarters. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded lease abandonment costs of $3.1 million and leasehold impairments of $386,000 in the nine months ended June 30, 2008. Also during the nine months ended June 30, 2008, due to the planned abandonment of an additional facility as a result of the Company’s acquisition of Procuri, the Company recorded an adjustment of $623,000 to the restructuring obligation in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. This restructuring cost was considered part of the preliminary purchase accounting for Procuri. Total lease abandonment costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. As of June 30, 2008, $60.0 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013.

The Company’s lease abandonment accrual is net of $72.3 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $57.8 million as of June 30, 2008, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at June 30, 2008, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the Company’s Sunnyvale, California headquarters by approximately $1.4 million as of June 30, 2008.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of June 30, 2008.

Other accruals

During fiscal year 2006, the County of Santa Clara in California examined the Company’s personal property tax returns for the 2001 through 2004 calendar years and assessed additional tax and interest of $3.3 million. The Company disagreed with the assessment and had appealed the assessments. In June 2008, based on a revised property tax assessment and notice of refund received from the County of Santa Clara in California related to calendar years 2001 through 2004, the Company recorded a benefit to the condensed consolidated statement of operations of approximately $1.3 million. Of the total adjustment, approximately $772,000 related to occupied space and was recorded as a benefit to general and administrative in the Condensed Consolidated Statement of Operations and approximately $557,000 related to abandoned space and was recorded as a benefit to restructuring and integration in the Condensed Consolidated Statement of Operations.

Litigation

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to the Company’s and FreeMarkets’ initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against the Company and FreeMarkets, Inc. (“FreeMarkets”), certain of the two companies’ former officers and directors, and the underwriters who handled the IPOs. These complaints were later consolidated into single class action proceedings related to each IPO. Those consolidated complaints were then further consolidated, along with similar complaints filed against over 300 other issuers in connection with their initial public offerings, before a single judge for case management purposes. In June 2003, a proposed settlement was reached between plaintiffs and the Company and FreeMarkets (the individual defendants having been previously dismissed). The Company merged with FreeMarkets in July 2004. On December 5, 2006, the Court of Appeals granted the underwriter defendants’ appeal of the District Court’s order granting class certification in six focus cases. On June 25, 2007, in light of the Court of Appeals’ decision, and based on a stipulation among the parties to the settlement, the District Court entered an order terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the focus cases, seeking to address the deficiencies raised in the Court of Appeals’ opinion. On September 27, 2007, plaintiffs moved to certify the classes in those focus cases. On December 28, 2007, the underwriters filed a motion to strike the class allegations in the amended complaints, which the issuers in the focus cases later joined. On March 26, 2008, the District Court denied in part the defendants’ motions to dismiss the amended complaints in the focus cases, while dismissing those proposed class plaintiffs who sold their securities of the relevant issuers for a price in excess of the initial offering price or purchased their securities outside the certified class period. The parties are currently discussing further discovery that the plaintiffs seek from the underwriters and the issuers. As of June 30, 2008, no amount is accrued as a loss is not considered probable or estimable.

Patent Litigation with Emptoris, Inc.

On April 19, 2007, the Company sued Emptoris, Inc. (“Emptoris”) in the United States District Court for the Eastern District of Texas for patent infringement. The Company is seeking an award of damages, enhancement of those damages, an attorneys fee award and an injunction against further infringement. Emptoris has denied that it has infringed our patents and alleges that our patents are not valid or enforceable. The Court has set the trial in that matter to commence in October 2008. On November 20, 2007, Emptoris sued the Company for infringement of one of its patents in the same Texas court where the Company’s patent claims are pending. Emptoris seeks an award of damages against the Company, an attorneys fee award and an injunction against further infringement. The Court has set the trial in that matter to commence in June 2009. As of June 30, 2008, no amount is accrued as a loss is not considered probable or estimable.

General

Defending against these actions and various other claims and legal actions arising in the ordinary course of business may require significant management time and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses are unsuccessful or if it is unable to settle on favorable terms, the Company could be liable for a large damages award and, in the case of patent litigation, be subject to an injunction that could seriously harm its business and results of operations. For instance, in January 2008, the Company paid $5.9 million to settle a patent infringement matter brought by Sky Technologies LLC (“Sky”) against the Company and $2.0 million was paid by Procuri to settle a separate patent infringement matter brought against it by Sky.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding as of June 30, 2008.

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

As of June 30, 2008, due to expiring statutes of limitation, the company’s unrecognized tax benefits will decrease in the next 12 months by approximately $3.3 million. Although the Company has numerous tax audits in progress globally which could affect its unrecognized tax benefits, at this time the Company cannot reasonably predict the outcomes of those audits or the impacts on our unrecognized tax benefits. The Company’s U.S. federal income tax return is open to examination for the fiscal year ended September 30, 2005 and forward. Globally, the Company’s income tax returns are open to examination among various jurisdictions ranging from fiscal year ended September 30, 2001 forward.

The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to the Company’s tax audits. However, there can be no assurances as to the possible outcomes.

Note 6—Stockholders’ Equity

Stock-Based Compensation Plans

A summary of the activity related to the Company’s restricted common stock is presented below for the nine months ended June 30, 2008:

	Nine Months Ended June 30, 2008
	Number of Shares	Weighted- Average Fair Value
Nonvested at beginning of period	6,396,580	$8.33
Granted	3,316,083	$11.27
Vested	(2,226,114)	$9.23
Forfeited	(717,158)	$9.63

Nonvested at end of period	6,769,391	$9.31

The fair value of stock awards vested was $7.5 million and $1.8 million for the three months ended June 30, 2008 and 2007, respectively, and $23.8 million and $16.0 million for the nine months ended June 30, 2008 and 2007, respectively.

A summary of the activity related to the Company’s stock options is presented below:

	Nine Months Ended June 30, 2008
	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	1,273,285	$12.76
Granted	—	$—
Exercised	(324,610)	$5.36
Forfeited	(70,324)	$23.95

Outstanding at end of period	878,351	$14.56	$4,450,419

Exercisable at end of period	878,351	$14.56	$4,450,419

The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $1.0 million and $149,000, respectively, and $2.3 million and $1.7 million during the nine months ended June 30, 2008 and 2007, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2008 and the exercise price, multiplied by the number of shares subject to in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on the fair market value of the Company’s stock.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three and nine months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(4,287)	$(2,034)	$(35,005)	$(11,193)
Unrealized gain (loss) on securities	567	—	(3,393)	—
Foreign currency translation adjustments	(688)	187	(710)	517

Comprehensive loss	$(4,408)	$(1,847)	$(39,108)	$(10,676)

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive (loss) income as of June 30, 2008 and September 30, 2007 are as follows (in thousands):

	June 30, 2008	September 30, 2007
Unrealized loss on securities	$(3,903)	$(510)
Foreign currency translation adjustments	912	1,622

Accumulated other comprehensive (loss) income	$(2,991)	$1,112

Note 7—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(4,287)	$(2,034)	$(35,005)	$(11,193)

Weighted-average common shares outstanding	86,679	78,456	84,808	77,326
Less: Weighted-average common shares subject to repurchase	(8,094)	(8,116)	(8,330)	(7,737)

Weighted-average common shares—basic and diluted	78,585	70,340	76,478	69,589

Net loss per common share—basic and diluted	$(0.05)	$(0.03)	$(0.46)	$(0.16)

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

Financial information for each reportable segment was as follows for the three and nine months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenue
—North America	$48,461	$46,065	$142,887	$139,302
—EMEA	19,864	15,790	56,764	48,559
—APAC	7,186	5,937	18,680	16,778
—Corporate revenue	9,505	7,772	24,197	21,511

Total revenue	$85,016	$75,564	$242,528	$226,150

Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Certain revenue items are not allocated to segments because they are separately managed at the corporate level. These items include Ariba Managed Procurement Services, expense reimbursement and other miscellaneous items.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Contribution margin
—North America	$21,468	$18,498	$61,607	$56,322
—EMEA	5,974	3,700	17,508	13,077
—APAC	1,485	1,073	1,588	1,603

Contribution margin	$28,927	$23,271	$80,703	$71,002

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

The reconciliation of segment information to the Company’s net loss before income taxes was as follows for the three and nine months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Segment contribution margin	$28,927	$23,271	$80,703	$71,002
Corporate revenue	9,505	7,772	24,197	21,511
Corporate costs, such as research and development, corporate general and administrative and other	(41,207)	(39,924)	(124,101)	(116,327)
Amortization of acquired technology and customer intangible assets	(4,675)	(3,356)	(12,869)	(10,786)
Other income—Softbank	—	3,390	(566)	10,173
Amortization of other intangibles	(210)	(101)	(529)	(425)
Restructuring and integration	694	3,805	(3,834)	3,805
Litigation provision	—	—	(5,900)	—
Interest and other income, net	2,353	3,456	8,560	11,462

Loss before income taxes	$(4,613)	$(1,687)	$(34,339)	$(9,585)

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Subscription revenues	$30,286	$18,020	$79,686	$48,851
Maintenance revenues	18,992	18,593	56,416	56,000
Services and other revenues	35,738	38,951	106,426	121,299

Total	$85,016	$75,564	$242,528	$226,150

Information regarding long-lived assets in geographic areas are as follows (in thousands):

	June 30, 2008	September 30, 2007
Long-Lived Assets:
United States	$18,408	$17,756
International	1,990	2,474

Total	$20,398	$20,230

Note 9—Other Income—Softbank

In June 2003, the Company commenced an arbitration proceeding against Softbank for failing to meet its contractual revenue commitments. In October 2004, the Company entered into a definitive agreement with Softbank settling their dispute. A total of $37.0 million was recorded as “Deferred income—Softbank” in connection with the settlement. As the Company was unable to determine the respective fair value of the amounts that related to Softbank’s software license, related maintenance and the Company’s prior agreements with Softbank, the $37.0 million was recognized ratably as “Other income—Softbank” over the three-year software license term ended October 2007. The Company recorded $0 and $3.4 million in income related to the Softbank agreement in the three months ended June 30, 2008 and 2007 and $566,000 and $10.2 million in the nine months ended June 30, 2008 and 2007. As of June 30, 2008, there is $0 of deferred income related to the Softbank settlement.

Note 10—Subsequent Event

In July 2008, the Company continued to reduce its workforce, primarily to better align its expenses with its revenues and to enable the Company to invest in certain growth initiatives. In connection with this reduction in workforce, the Company will record severance and benefits cost of approximately $780,000 in the three months ended September 30, 2008. Furthermore, the Company evaluated its office space in Sunnyvale, California, and ceased use of approximately 32,500 square feet of space in its corporate headquarters. In accordance with SFAS No. 146 and SFAS No. 144, the Company will record lease abandonment costs of approximately $4.0 million and leasehold impairments of approximately $1.1 million in the three months ended September 30, 2008.

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

Our software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. Our software is designed to integrate with all major platforms and can be accessed via a web browser. Our software can be deployed as an installed application or provided as a service in an on-demand model. In addition to application software, Ariba Spend Management solutions include implementation and strategic consulting services, education and training, commodity expertise and decision support services, benchmarking services, low-cost country sourcing services and procurement outsourcing services. Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 174,000 registered suppliers, offering a wide array of goods and services, are connected to the Ariba Supplier Network.

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

These different revenue streams also carry different gross margins. Revenue from subscription and maintenance fees tends to be higher-margin revenue with gross margins typically around 75% to 80%. Subscription and maintenance fees are generally based on software products developed by us, which carry minimal marginal cost to reproduce and sell. Revenue from labor-intensive services and other fees tends to be lower-margin revenue, with gross margins typically in the 20% to 40% range. Our overall gross margins could fluctuate from period to period depending upon the mix of revenue. For example, a period with a higher mix of license revenue versus services revenue would drive overall gross margin higher and vice versa.

Overview of Quarter Ended June 30, 2008

Our revenues increased to $85.0 million in the three months ended June 30, 2008 compared to $75.6 million in the three months ended June 30, 2007. Subscription and maintenance revenues increased $12.7 million, or 35%, partially offset by a decrease in services and other revenues of $3.2 million, or 8%. Subscription revenues were $30.3 million in the three months ended June 30, 2008, as compared to $18.0 million in the three months ended June 30, 2007. This is primarily due to an increase in the organic demand for our subscription software products and the acquisition of Procuri in December 2007. Services and other revenues decreased primarily due to declines in managed services revenues in the three months ended June 30, 2008.

Operating expenses increased to $53.5 million in the three months ended June 30, 2008 compared to $40.4 million in the three months ended June 30, 2007. The increase in operating expenses is primarily attributable to a decrease in other income—Softbank of $3.4 million as a result of the amortization period ending in October 2007, an increase in compensation and benefits expense of $3.1 million due to an increase in headcount in supporting our transition to an on-demand model and our acquisition of Procuri in December 2007, a decrease in the restructuring and integration benefit of $3.1 million primarily related to revisions of our estimates in the Northern California real estate market in fiscal year 2007, an increase in stock-based compensation expense of $1.8 million associated with restricted stock grants in fiscal year 2008 and an increase in sales commission expense of $765,000 associated with the increase in revenues noted above. In sum, our total net expenses, including cost of revenue and other items, increased to $89.3 million compared to $77.6 million in the three months ended June 30, 2007, which caused a net loss for the three months ended June 30, 2008 of $4.3 million compared to $2.0 million in the three months ended June 30, 2007.

Outlook for Fiscal Year 2008

With our increased backlog, introduction of new offerings and continued shift in demand toward subscription sales, we expect continued growth in subscription revenue in the last fiscal quarter of fiscal year 2008 as compared to the last fiscal quarter of fiscal year 2007.

We believe that our success for the remainder of fiscal year 2008 will depend largely on our ability to: (1) manage the continuing shift to an on-demand delivery model from both a product and a financial standpoint; (2) sell bundled solution offerings that include both technology and expert services; (3) renew our subscription or time-based revenues, including on-demand software fees, maintenance fees, and fees for certain services; (4) capitalize on new revenue opportunities, such as fees for the Ariba Supplier Network and selling on-demand spend management solutions to smaller and mid-market customers; and (5) effectively manage the integration of Procuri’s operations with our business.

We believe that key risks to our revenues in the last fiscal quarter of fiscal year 2008 include: our ability to introduce additional versions of our products in the remainder of fiscal year 2008; our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; our ability to generate organic growth; our deferral of services revenues as a result of including software implementation and other services as part of a sale with our subscription software solutions; the market acceptance of spend management solutions as a standalone market category; the overall level of information technology spending; our ability to recognize benefits from the Procuri acquisition; and potential declines in average selling prices. We believe that key risks to our future operating profitability include: our ability to maintain or grow our revenues; our ability to maintain adequate utilization of our services organization; our ability to renew sublease agreements and find new tenants for abandoned space; and the potential adverse impacts resulting from legal proceedings. Our prospects must be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in new and rapidly evolving markets and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Subscription and maintenance	$49,278	$36,613	$136,102	$104,851
Services and other	35,738	38,951	106,426	121,299

Total revenues	85,016	75,564	242,528	226,150

Cost of revenues:
Subscription and maintenance	10,101	8,490	29,423	24,534
Services and other	23,689	28,490	72,324	88,016
Amortization of acquired technology and customer intangible assets	4,675	3,356	12,869	10,786

Total cost of revenues	38,465	40,336	114,616	123,336

Gross profit	46,551	35,228	127,912	102,814

Operating expenses:
Sales and marketing	28,682	23,389	83,226	69,461
Research and development	13,617	13,254	40,878	38,845
General and administrative	11,702	10,822	37,010	29,108
Other income—Softbank	—	(3,390)	(566)	(10,173)
Amortization of other intangible assets	210	101	529	425
Restructuring and integration	(694)	(3,805)	3,834	(3,805)
Litigation provision	—	—	5,900	—

Total operating expenses	53,517	40,371	170,811	123,861

Loss from operations	(6,966)	(5,143)	(42,899)	(21,047)
Interest and other income, net	2,353	3,456	8,560	11,462

Net loss before income taxes	(4,613)	(1,687)	(34,339)	(9,585)
(Benefit) provision for income taxes	(326)	347	666	1,608

Net loss	$(4,287)	$(2,034)	$(35,005)	$(11,193)

Comparison of the Three and Nine Months Ended June 30, 2008 and 2007

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

Subscription and maintenance

Subscription and maintenance revenues for the three months ended June 30, 2008 were $49.3 million, a 35% increase from the $36.6 million recorded in the three months ended June 30, 2007. Subscription revenues for the three months ended June 30, 2008 were $30.3 million, a 68% increase from the $18.0 million recorded in the three months ended June 30, 2007. The increase of $12.3 million in subscription revenues was primarily due to an increase in the demand for our subscription software products, the continued growth of Ariba Supplier Network revenues and the acquisition of Procuri in December 2007. Maintenance revenues for the three months ended June 30, 2008 were $19.0 million, a slight increase from the $18.6 million recorded in the three months ended June 30, 2007.

Subscription and maintenance revenues for the nine months ended June 30, 2008 were $136.1 million, a 30% increase from the $104.9 million recorded in the nine months ended June 30, 2007. Subscription revenues for the nine months ended June 30, 2008 were $79.7 million, a 63% increase from the $48.9 million recorded in the nine months ended June 30, 2007. The increase of $30.8 million in subscription revenues was primarily due to an increase in the demand for our subscription software products, the continued growth of Ariba Supplier Network revenues and the acquisition of Procuri in December 2007. Maintenance revenues for the nine months ended June 30, 2008 were $56.4 million, a slight increase from the $56.0 million recorded in the nine months ended June 30, 2007. We anticipate that subscription revenues will increase in fiscal year 2008 compared to fiscal year 2007.

Services and other

Services and other revenues for the three months ended June 30, 2008 were $35.7 million, an 8% decrease from the $39.0 million recorded in the three months ended June 30, 2007. Services and other revenues for the nine months ended June 30, 2008 were $106.4 million, a 12% decrease from the $121.3 million recorded in the nine months ended June 30, 2007. The decrease in services and other revenues in both periods is primarily attributable to declines in managed services revenues and perpetual license revenues in the three and nine months ended June 30, 2008. We anticipate that services and other revenues will decline in fiscal year 2008 compared to fiscal year 2007 primarily due to the continued transition of managed procurement customers to subscription software customers and continuing declines in perpetual license revenues.

Cost of Revenues

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for hosting services and technical support, including stock compensation costs and facilities and equipment costs. Cost of subscription and maintenance revenues for the three months ended June 30, 2008 was $10.1 million, a 19% increase over the $8.5 million recorded in the three months ended June 30, 2007. Cost of subscription and maintenance revenues for the nine months ended June 30, 2008 was $29.4 million, a 20% increase over the $24.5 million recorded in the nine months ended June 30, 2007. These increases are primarily the result of an increase in hosted support costs associated with the overall 68% and 63% increase in subscription revenues in the three and nine months ended June 30, 2008, respectively. We anticipate that cost of subscription and maintenance expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2008 compared to the year ended September 30, 2007.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues for the three months ended June 30, 2008 was $23.7 million, a 17% decrease from the $28.5 million recorded in the three months ended June 30, 2007. This decrease is primarily due to the following: (1) decreased compensation and benefits, overhead expense and bonus expense of $1.9 million, $951,000 and $260,000, respectively, associated with a 10% decrease in average consulting headcount; and (2) decreased sub-contractor services expense of $1.1 million primarily due to the decline in services revenues noted above.

Cost of services and other revenues for the nine months ended June 30, 2008 was $72.3 million, an 18% decrease from the $88.0 million recorded in the nine months ended June 30, 2007. This decrease is primarily the result of the following: (1) decreased compensation and benefits, overhead expense, bonus expense and travel expense of $7.1 million, $2.9 million, $864,000 and $995,000, respectively, associated with a 11% decrease in average consulting headcount; (2) decreased sub-contractor services expense of $3.1 million primarily due to the decline in services revenues noted above; and (3) decreased stock-based compensation expense of $1.2 million primarily due to the acceleration of unvested stock options in the nine months ended June 30, 2007. We anticipate that cost of services and other revenues will decline as a percentage of revenues in the year ending September 30, 2008 compared to the year ended September 30, 2007 due to continued operational improvements in consulting and managed services.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of the costs allocated to technology and customer relationships in our fiscal year 2004 business combination with FreeMarkets and our acquisition of Procuri in December 2007. This expense amounted to $4.7 million and $3.4 million in the three months ended June 30, 2008 and 2007, respectively, and $12.9 million and $10.8 million in the nine months ended June 30, 2008 and 2007, respectively. The increase in the three and nine months ended June 30, 2008 is primarily attributable to our acquisition of Procuri in December 2007. We anticipate amortization of acquired technology and customer intangible assets will be relatively consistent in the year ended September 30, 2008 compared to the year ended September 30, 2007 due to costs resulting from our acquisition of Procuri offset by decreases in costs resulting from our merger of FreeMarkets as assets reach the end of their estimated useful lives.

Gross profit

Our gross profit as a percentage of revenues for the three months ended June 30, 2008 was 55% compared to 47% for the three months ended June 30, 2007 and was 53% in the nine months ended June 30, 2008 compared to 45% for the nine months ended June 30, 2007. The increase in gross profit was primarily due to the shift in our revenue mix, as the gross margin of software subscription and maintenance revenues is typically much higher than the gross margin of services revenues. Subscription and maintenance revenues contributed 58% and 56% of total revenues in the three months ended and nine months ended June 30, 2008, respectively, as compared to 48% and 46% in the three and nine months ended June 30, 2007, respectively, while services and other revenues contributed 42% and 44% of total revenues in the three and nine months ended June 30, 2008, respectively as compared to 52% and 54% in the three and nine months ended June 30, 2007, respectively. The increase in gross profit as a percentage of revenues is also due to continued operational improvements in consulting services in the three and nine months ended June 30, 2008.

Operating Expenses

Sales and marketing

Sales and marketing includes costs associated with our sales, marketing and product marketing personnel, and consists primarily of compensation and benefits, commissions and bonuses, stock compensation, promotional and advertising and travel and entertainment expenses related to these personnel, as well as the provision for doubtful accounts. Sales and marketing expenses for the three months ended June 30, 2008 were $28.7 million, a 23% increase from the $23.4 million recorded in the three months ended June 30, 2007. This increase is primarily due to the following: (1) increased compensation and benefits expense and overhead costs of $1.9 million and $835,000, respectively, associated with a 21% increase in average sales and marketing headcount in supporting our transition to an on-demand model and the acquisition of Procuri in December 2007; (2) increased stock-based compensation expense of $1.2 million primarily due to restricted stock grants in the nine months ended June 30, 2008; and (3) increased sales commission expense of $765,000 primarily associated with the increase in revenues noted above.

Sales and marketing expenses for the nine months ended June 30, 2008 were $83.2 million, a 20% increase from the $69.5 million recorded in the nine months ended June 30, 2007. This increase is primarily due to the following: (1) increased compensation and benefits expense and overhead costs of $4.7 million and $2.3 million, respectively, associated with a 20% increase in average sales and marketing headcount in supporting our transition to an on-demand model and the acquisition of Procuri in December 2007; (2) increased stock-based compensation expense of $3.3 million primarily due to restricted stock grants in the nine months ended June 30, 2008; and (3) increased sales commission expense of $2.3 million primarily associated with the increase in revenues noted above. We anticipate that sales and marketing expenses will increase slightly as a percentage of revenues in the year ending September 30, 2008 compared to the year ended September 30, 2007.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes employee compensation and benefits, stock compensation, consulting costs and the cost of software development tools and equipment. Research and development expenses for the three months ended June 30, 2008 were $13.6 million, a 3% increase from the $13.3 million recorded in the three months ended June 30, 2007. This increase is primarily attributable to an increase in compensation and benefits of $415,000 primarily due to a slight increase in average headcount related to the continued development of our on-demand solutions and the acquisition of Procuri in December 2007.

Research and development expenses for the nine months ended June 30, 2008 were $40.9 million, a 5% increase from the $38.8 million recorded in the nine months ended June 30, 2007. This increase is primarily attributable to the following; (1) increased compensation and benefits of $1.8 million due to a 9% increase in average headcount related to the continued development of our on-demand solutions in fiscal year 2008 and the acquisition of Procuri in December 2007; and (2) increased stock-based compensation expense of $525,000 primarily due to restricted stock grants in the nine months ended June 30, 2008. We anticipate that research and development expenses will slightly decline as a percentage of revenues in the year ending September 30, 2008 compared to the year ended September 30, 2007.

General and administrative

General and administrative includes costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the three months ended June 30, 2008 were $11.7 million, an 8% increase from the $10.8 million recorded in the three months ended June 30, 2007. This increase is primarily attributable to the following: (1) increased compensation and benefits and overhead costs of $777,000 and $371,000, respectively, due to a slight increase in average headcount related to the support of our on-demand solutions in fiscal year 2008 and the acquisition of Procuri in December 2007; and (2) increased stock-based compensation expense of $446,000 primarily due to restricted stock grants in the nine months ended June 30, 2008. These amounts were partially offset by a benefit in the three months ended June 30, 2008 of $772,000 related to property taxes on occupied space based on a revised property tax assessment and notice of refund received from the County of Santa Clara in California related to calendar years 2001 through 2004.

General and administrative expenses for the nine months ended June 30, 2008 were $37.0 million, a 27% increase from the $29.1 million recorded in the nine months ended June 30, 2007. This increase is primarily attributable to the following: (1) increased legal expenses of $3.6 million primarily associated with patent infringement matters; (2) increased compensation and benefits and overhead costs of $2.4 million and $660,000, respectively, due to a slight increase in average headcount related to the support of our on-demand solutions in fiscal year 2008 and the acquisition of Procuri in December 2007; and (3) increased stock-based compensation expense of $1.8 million primarily due to restricted stock grants in the nine months ended June 30, 2008. These amounts were partially offset by a benefit of $772,000 related to property taxes on occupied space based on a revised property tax assessment and notice of refund received from the County of Santa Clara in California related to calendar years 2001 through 2004. We anticipate that general and administrative expenses will increase slightly as a percentage of revenues in the year ending September 30, 2008 compared to the year ended September 30, 2007.

Other income—Softbank

During the three months ended June 30, 2008 and 2007, we recorded $0 and $3.4 million, respectively, of income from the settlement with Softbank entered into in October 2004. During the nine months ended June 30, 2008 and 2007, we recorded $566,000 and $10.2 million, respectively, of income from the settlement with Softbank. The $37.0 million of deferred income recorded upon the settlement with Softbank was being recognized into income, starting in January 2005, over the remaining term of the three-year license ended October 2007. For further discussion, see Note 9 to the Condensed Consolidated Financial Statements.

Amortization of other intangible assets

Amortization of other intangible assets was $210,000 and $101,000 for the three months ended June 30, 2008 and 2007, respectively, and $529,000 and $425,000 for the nine months ended June 30, 2008 and 2007, respectively, which primarily consisted of amortization of trademark intangible assets acquired from our merger with FreeMarkets and our acquisition of Procuri. We anticipate amortization of other intangible assets will increase slightly in the year ended September 30, 2008 compared to the year ended September 30, 2007 due to our acquisition of Procuri.

Restructuring and integration

We recorded a net (benefit) charge to operations of $(694,000) and $(3.8) million during the three months ended June 30, 2008 and 2007, respectively, and $3.8 million and $(3.8) million during the nine months ended June 30, 2008 and 2007, respectively. The benefit in the three months ended June 30, 2008 primarily related to the sublease agreement with Efficient Frontier, Inc. (“Efficient Frontier”) to sublease approximately 44,000 square feet of space at our Sunnyvale, California headquarters through January 2013, which will provide a benefit to operations of approximately $549,000 in the three months ended June 30, 2008. The remaining benefit in the three months ended June 30, 2008 was for property taxes of approximately $557,000 related to abandoned facilities in California based on a revised property tax assessment and notice of refund received in June 2008 related to calendar years 2001 through 2004, partially offset by a charge of $352,000 related to the severance benefit costs in connection a reduction of our workforce, primarily to better align our expenses with our revenues and to enable our investment in certain growth initiatives and a charge of $88,000 related to severance benefit costs in connection with our acquisition of Procuri.

The charge in the nine months ended June 30, 2008 primarily related to severance benefit costs of approximately $1.2 million in connection with our acquisition of Procuri. Additionally, in the nine months ended June 30, 2008, we evaluated our office space in Sunnyvale, California, and ceased use of approximately 31,500 square feet of space in our corporate headquarters and recorded lease abandonment costs of $3.1 million and leasehold impairments of $386,000 in the nine months ended June 30, 2008.

In June 2007, we entered into an amendment with Juniper Networks, Inc. (“Juniper”), the successor in interest to NetScreen Technologies, Inc. (“NetScreen”) to the sublease dated as of October 18, 2002 between Ariba and NetScreen. Pursuant to the amendment, Juniper agreed to renew its sublease of approximately 177,000 square feet of space at our Sunnyvale, California headquarters through January 2013. In addition, Juniper agreed, effective no later than December 1, 2007, to lease approximately 89,000 square feet of additional space at our Sunnyvale, California headquarters through January 2013. Also in June 2007, we revised our estimates for rental rate projections and sub-lease commencement dates to reflect current market conditions primarily in the Northern

California real estate market. The impact of the execution of the sublease agreement with Juniper was a benefit to operations of approximately $7.0 million and the impact of the revised estimated rental rate projections and sub-lease commencement dates was a charge to operations of $3.2 million, resulting in a net benefit to operations of $3.8 million in the three and nine months ended June 30, 2007.

Litigation provision

We recorded a $5.9 million provision related to a patent infringement litigation matter during the nine months ended June 30, 2008.

Interest and other income, net

Interest and other income, net for the three months ended June 30, 2008 was $2.4 million, compared to $3.5 million recorded in the three months ended June 30, 2007. The decrease is primarily attributable to a decrease in interest income of $1.5 million, primarily due to a decrease in our average cash and investments as a result of the acquisition of Procuri in December 2007, and a decrease in our overall rate of return on cash and investments in the three months ended June 30, 2008. This decrease was partially offset by an increase of realized foreign currency transaction gains in the amount of $326,000 on accounts receivable billed from Ariba, Inc. in foreign currencies to customers in foreign countries, primarily due to the U.S. dollar weakening against the Euro and the British Pound in the three months ended June 30, 2008.

Interest and other income, net for the nine months ended June 30, 2008 was $8.6 million, compared to $11.5 million recorded in the nine months ended June 30, 2007. The decrease is primarily attributable to the following: (1) a net realized gain of $2.2 million associated with the repatriation of cash from Ariba Korea and the substantial liquidation of the entity in the nine months ended June 30, 2007; (2) a decrease in interest income of $2.7 million, primarily due to a decrease in our average cash and investments as a result of the acquisition of Procuri in December 2007, and a decrease in our overall rate of return on cash and investments in the three months ended June 30, 2008. These amounts were partially offset by an increase in realized foreign currency transaction gains in the amount of $1.9 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers in foreign countries, primarily due to the U.S. dollar weakening against the Euro and the British Pound in the nine months ended June 30, 2008.

(Benefit) provision for income taxes

(Benefit) provision for income taxes for the three months ended June 30, 2008 was $(326,000), compared to $347,000 in the three months ended March 31, 2007. Provision for income taxes for the nine months ended June 30, 2008 was $666,000 compared to $1.6 million in the nine months ended June 30, 2007. The decrease in the nine months ended June 30, 2008 is primarily attributable to a decrease in foreign income taxes related to a foreign subsidiary.

Liquidity and Capital Resources

As of June 30, 2008, we had $99.5 million in cash, cash equivalents and long-term investments and $29.9 million in restricted cash, for total cash, cash equivalents, marketable securities, long-term investments and restricted cash of $129.4 million. All significant cash, cash equivalents, marketable securities and long-term investments are held in accounts in the United States. As of September 30, 2007, we had $153.0 million in cash, cash equivalents, marketable securities and long-term investments and $30.0 million in restricted cash, for total cash, cash equivalents, marketable securities, long-term investments and restricted cash of $183.0 million.

We hold a variety of interest bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Contractual maturity dates for these ARS investments range from 2016 to 2047. All of the ARS investments are investment grade quality and were in compliance with our investment policy at the time of acquisition. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. As of June 30, 2008, we reclassified the entire ARS investment balance from marketable securities to long-term investments on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle. We have also modified our current investment strategy and increased our investments in more liquid money market instruments.

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

We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of June 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of June 30, 2008 we determined there was a decline in the fair value of our ARS investments of $3.9 million, all of which was deemed temporary.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and reduces net income (loss) for the applicable accounting period. In evaluating the impairment of each ARS, we classified such impairment as temporary. The differentiating factors between temporary and other- than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, we may, in the future, conclude that an other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $3.9 million currently accounted for as a temporary decline.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

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

The decrease in total cash, cash equivalents, marketable securities, long-term investments and restricted cash of $53.6 million in the nine months ended June 30, 2008 is primarily attributable to cash paid, net of cash acquired, of $55.6 million related to our acquisition of Procuri in the nine months ended June 30, 2008.

Net cash provided by operating activities was $11.4 million for the nine months ended June 30, 2008, compared to net cash provided by operating activities of $10.0 million for the nine months ended June 30, 2007. Cash flows from operating activities increased $1.4 million primarily due an increase in cash flows from operating activities associated with the management of our accounts payable which resulted in a decrease of $5.1 million in prepaid expenses, partially offset by an increase of $4.0 million in cash payments for restructuring obligations, primarily associated with severance benefit costs in connection with our acquisition of Procuri.

Net cash provided by investing activities was $7.3 million for the nine months ended June 30, 2008, compared to net cash used in investing activities of $41.3 million for the nine months ended June 30, 2007. The increase of $48.6 million is primarily attributable to an increase in sales of investments, net of purchases of $105.3 million. This was partially offset by cash paid of $55.6 million as a result of our acquisition of Procuri in the nine month ended June 30, 2008. Capital expenditures were relatively consistent in the nine months ended June 30, 2008 and 2007.

Net cash used in financing activities was $778,000 for the nine months ended June 30, 2008, compared to net cash provided by financing activities of $2.1 million for the nine months ended June 30, 2007. The repurchase of common stock in both periods represents shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees. Proceeds from the issuance of common stock in both periods are attributed to stock option exercises and the employee stock purchase plan.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 4 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 4 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of June 30, 2008. There have been no material changes in our contractual obligations and commercial commitments during the nine months ended June 30, 2008 from those presented in our Annual Report on Form 10-K filed with the SEC on November 15, 2007.

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

These critical accounting policies and estimates, their related disclosures and other accounting policies, methods and estimates have been reviewed by our senior management and audit committee. With the exception of the below paragraph that discusses the impact of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) on our critical accounting policy and estimates for accounting for income taxes, during the nine months ended June 30, 2008 there were no significant changes in our critical accounting policies and estimates. Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements and to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2007 for a more complete discussion of our critical accounting policies and estimates.

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

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products in the United States of America, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. For the three months ended June 30, 2008 and 2007, 32% and 29%, respectively, of our total net revenues were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of June 30, 2008 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain/(Loss) in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	4,500	$6,955	$(114)
Switzerland Franc	Buy	1,000	962	18
Czech Koruna	Buy	15,000	953	36
Singapore Dollar	Buy	900	672	34

Total			$9,542	$(26)

The unrealized gain represents the difference between the contract value and the market value of the contract based on market rates as of June 30, 2008.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains or losses of approximately $950,000. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures. We do not expect material exchange rate gains and losses from other foreign currency exposures.

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

We hold a variety of interest bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loan auction rate securities and credit derivative products. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2016 to 2047. As of June 30, 2008, we reclassified our entire balance from marketable securities to long-term investments on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. We have also modified our current investment strategy and increased our investments in more liquid money market investments.

We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of June 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of June 30, 2008 we determined there was a decline in the fair value of our ARS investments of $3.9 million, all of which was deemed temporary. An immediate and uniform increase in market interest rates of 100 basis points from levels at June 30, 2008 would cause an additional decline of approximately 7%, or $1.8 million, in the fair market value of our investments in ARS.

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

	Period Ending June 30, 2009	Period Ending June 30, 2010	Period Ending June 30, 2011	Period Ending June 30, 2012	Period Ending June 30, 2013	Thereafter	Total
Cash equivalents	$63,302	$—	$—	$—	$—	$—	$63,302
Average interest rate	2.93%	—	—	—	—	—	2.93%
Investments	$—	$—	$—	—	—	20,917	$20,917
Average interest rate	—	—	—	—	—	2.08%	2.08%
Restricted cash	$287	$—	$466	$—	29,175	$—	$29,928
Average interest rate	1.75%	—	2.16%	—	2.16%	—	2.16%

Total investment securities	$63,589	$—	$466	$—	$29,175	$20,917	$114,147

The table above does not include uninvested cash of $15.2 million held as of June 30, 2008. Total cash, cash equivalents, long-term investments and restricted cash as of June 30, 2008 was $129.4 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

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

As of June 30, 2008, management evaluated the effectiveness of our disclosure controls and procedures and concluded those disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The litigation discussion set forth in Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

We Compete in New and Rapidly Evolving Markets, and Our Spend Management Solutions Are At a Relatively Early Stage of Development. These Factors Make Evaluation of Our Future Prospects Difficult.

Spend management software applications and services are at a relatively early stage of development. For example, in September 2001, we introduced the majority of our initial Ariba Spend Management solutions and after our merger with FreeMarkets in 2004, we introduced several new products and services integrating functionality acquired in the merger. We also introduced on-demand versions of a number of our software products throughout fiscal year 2006, fiscal year 2007 and fiscal year 2008 and we plan to introduce additional on-demand versions of our products in the future. These new and planned products may be more challenging to implement than our more established products, as we have less experience deploying these applications. The markets in which we compete are characterized by rapid technological change, evolving customer needs and frequent introductions of new products and services. As we adjust to evolving customer requirements and competitive pressures, we may be required to further reposition our product and service offerings and introduce new products and services. We may not be successful in developing and marketing such product and service offerings, or we may experience difficulties that could delay or prevent the development and marketing of such product and service offerings, which could have a material adverse effect on our business, financial condition or results of operations.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of June 30, 2008, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

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

Revenues From Our Ariba Sourcing Solution Could Be Negatively Affected If Customers Elect Not to Renew Their Contracts in Fiscal Year 2008 and Beyond

We have several large multi-year contracts for our full service sourcing services, some of which will come up for renewal during the fourth fiscal quarter of fiscal year 2008 and beyond. If these customers do not renew their contracts upon expiration, or if they elect to use one of our lower-cost self-service solutions, our future revenues may decrease.

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

We Face Intense Competition. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. This competition could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete with several major enterprise software companies, including SAP and Oracle. We also compete with several service providers, including McKinsey & Company and A.T. Kearney. In addition, we compete with smaller specialty vendors or smaller niche providers of sourcing or procurement products and services, including Emptoris, Zycus, America Express S2S, Hubwoo, Ketera Technologies, JPMorgan/Xign and Basware. Because spend management is a relatively new software category, we expect additional competition from other established and emerging companies if this market continues to develop and expand. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. These third parties, which include IBM, Accenture, Capgemini, Deloitte Consulting, BearingPoint and Unisys, are generally not subject to confidentiality or non-compete agreements that restrict such competitive behavior.

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

We May Incur Additional Restructuring Charges that Adversely Affect Our Operating Results.

We have recorded significant restructuring charges relating to the abandonment of numerous leased facilities, including most notably portions of our Sunnyvale, California headquarters. For example, in the nine months ended June 30, 2008, we evaluated our office space in Sunnyvale, California, and ceased use of approximately 31,500 square feet of space in our corporate headquarters and recorded lease abandonment costs of $3.1 million and leasehold impairments of $386,000. Moreover, we have from time to time revised our assumptions and expectations regarding lease abandonment costs, resulting in additional charges.

We review these estimates each reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the leases, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the vacated portions of our Sunnyvale, California headquarters by $1.4 million as of June 30, 2008. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results.

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

We May Incur Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines in the past. The balance of goodwill is $406.1 million as of June 30, 2008 and, there can be no assurance that future goodwill impairments will not occur.

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

There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. For example, in the nine months ended June 30, 2008, we agreed to settle with Sky for $7.9 million related to two lawsuits alleging that certain products of Ariba and Procuri infringed patents held by Sky. See “Litigation—General” in Note 4 of Notes to Condensed Consolidated Financial Statements. It is possible that in the future, other third parties may claim that we or our current or potential future products infringe their intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims, and third parties may claim that we or our current or potential future products infringe their intellectual property. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended June 30, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
April 1, 2008—April 30, 2008	152,532	$11.81	—	—
May 1, 2008—May 31, 2008	6,440	12.72	—	—
June 1, 2008—June 30, 2008	—	—	—	—

Total	158,972	$11.85	—	—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Title

10.53‡	Employment Agreement, dated July 21, 2008, by and between the Registrant and Ahmed Rubaie.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ JAMES W. FRANKOLA
James W. Frankola
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 6, 2008