Form 10-K
period 2008-09-30
ARIBA INC
filed 2008-11-19
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer. a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☒          Accelerated filer  ☐           Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2008 the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of $9.66 on the Nasdaq Global Market as of that date) was approximately $835.9 million.

As of October 31, 2008, there were 86,964,203 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2009 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

ARIBA, INC.

FORM 10-K

September 30, 2008

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed in this report in the section entitled “Risk Factors” and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statements after the date of this document. Ariba, Inc. is referred to herein as “Ariba” or “we.”

PART I

ITEM 1.	BUSINESS

Overview

Ariba is the leading provider of on-demand spend management solutions. Our mission is to transform the way companies of all sizes, industries, and geographies operate by delivering software, service, and network solutions that enable them to holistically source, contract, procure, pay, manage, and analyze their spend and supplier relationships. Delivered on demand, our enterprise-class offerings empower companies to achieve greater control of their spend and drive continuous improvements in financial and supply chain performance. Ariba® Spend Management™ solutions are easy to use, cost effective and quick to deploy and integrate with enterprise resource planning (“ERP”) and other software systems. More than 1,000 companies, including more than half of the companies on the Fortune 500 list published in April 2008, use Ariba solutions to manage their spend from sourcing and orders through invoicing and payment.

Ariba was incorporated in Delaware in September 1996. Our principal executive offices are located at 807 11th Avenue, Sunnyvale, California 94089.

Industry Background

In the last decade, technology-based solutions have emerged to help companies increase the efficiency of the procurement and cash management processes and more effectively manage their spend. These solutions allow organizations to automate critical tasks such as identifying global suppliers, sourcing goods and services, negotiating and managing contracts, processing invoices and payments and managing trading relationships.

Procurement organizations were among the first to embrace spend management solutions as a way to achieve corporate savings targets. Today, finance departments are leveraging them to drive improved cost management, business unit decision making and planning, budgeting, forecasting and cash and working capital management. Legal departments are implementing them to more effectively author and manage contracts and IT departments are deploying them to enhance the value of existing systems and increase returns on investment.

Sourcing and Procurement Software Market

In its most recent Supply Management Market Sizing Report, AMR Research, a third-party research firm, projected the supply management market to grow at 10% Compound Annual Growth Rate (“CAGR”), becoming a $4.3 billion market in 2012. Further, it noted that the highest growth segments over the next five years are projected to be sourcing (projected to grow at a 10% CAGR) and indirect supply management (projected to grow at an 11% CAGR). Contract management is expected to grow substantially in 2009 and 2010 as buying companies increasingly become aware of this application’s strength. The supply management license, alternate revenue and market share by company grew 45% in the $1 billion or more customer revenue market. Actual annual growth rates may differ significantly from those forecast by AMR Research.

Ariba Spend Management Solutions

Ariba provides spend management solutions that enable enterprises to drive rapid and sustainable bottom-line results. We understand that software is only one part of helping companies achieve success. As such, we deliver an integrated portfolio of enterprise-class software, global services, expertise, and a global supplier network to help companies accelerate adoption and drive performance improvements and competitive advantage. Our solutions allow enterprises to take a step-by-step approach with products and services that work together to address six key areas of spend management:

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

Ariba software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. Our spend management solutions are delivered in a flexible manner, depending upon the needs and preferences of the customer. Historically, our software was primarily provided as installed applications that were deployed behind a customer’s firewall. However, in response to customer demand, we began providing on-demand delivery of our software solutions in 2006, whereby applications are hosted by Ariba or a third party, and customers access the solution via the Internet. Our on-demand delivery model is designed to empower companies of all sizes to achieve greater control of their spend and drive continuous improvements in financial and supply chain performance. The following modules are offered on an on-demand basis or an installed basis.

Ariba Visibility Solution offerings:

By combining spend data from across the enterprise into comprehensive dashboards and reports, Ariba Visibility Solution offerings allow buyers to improve their spend management with a clear perspective of their spend history, trends, and performance. Ariba Visibility Solution modules include Ariba Spend Visibility, Ariba Analysis and Ariba Data Enrichment.

Ariba Spend Visibility module presents spend data for analysis. The offering includes project management services, data enrichment services and web-based access to dashboards and pre-packaged reports that help identify sourcing and compliance opportunities.

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

Ariba Contract Management Solution offerings:

The Ariba Contract Management Solution offerings cover the full spectrum of a contract’s lifecycle, from the creation and authoring of templates and contracts by buyers and suppliers, to the tracking of contract compliance for procurement activity. Our modules include Ariba Contract Management, Ariba Contract Workbench and Ariba Contract Compliance.

Ariba Contract Management is our hosted multi-tenant module that provides substantially equivalent capabilities of our Ariba Contract Workbench and Ariba Contract Compliance modules including: contract creation and storage and allows contract portfolio visibility, clause usage and editorial processes. Our on-demand module enables the structuring of item pricing terms, conditions and service level agreements, supports buyer and supplier contract compliance, and integrates to legacy or ERP systems.

Ariba Contract Workbench module supports the entire lifecycle of contracts, by enabling the creation, authoring and storage of contracts. It includes functionality such as contract search, template selection, clause usage and process and document management.

Ariba Contract Compliance module gives buyers access to a centralized repository of contracted products and services so that they can create, search, amend and re-source contracts, as well as monitor and manage contract usage and supplier price compliance.

Ariba Procurement and Expense Solution offerings:

The Ariba Procurement and Expense Solution offerings allow customers to manage the procurement process from requisition, through ordering, receiving, invoice reconciliation and payment. The offerings include modules designed to facilitate the procurement process for complex categories of spend, including travel. Our modules include the integrated Ariba Procure-to-Pay module, Ariba Buyer, Ariba Category Procurement, Ariba Travel and Expense and Ariba Procurement Content.

Ariba Procure-to-Pay is our web-based procurement and expense module. It addresses catalog-based indirect spend, complex non-purchase order spend for services and some types of inventory spend. It allows customers to control the procurement process from requisition, through ordering, receiving and invoice reconciliation for payment via purchasing cards and other pre-payment vehicles. Customers can also use the module to manage their travel and expense spend processes (see also the descriptions for the related Ariba Contract Compliance and Ariba Invoice and Settlement modules).

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

Ariba Invoice and Payment Solution offerings:

The Ariba Invoice and Payment Solution offerings allow customers to automate and invoice management process. Our modules include the integrated Ariba Invoice and Payment module and Ariba Invoice and Settlement.

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

Ariba Supplier Management Solution offering:

Ariba Supplier Connectivity provides access to the Ariba Supplier Network (described below) for customers who are using either Ariba Spend Management solutions or a non-Ariba solution (e.g., a legacy ERP system) to communicate and transact with their suppliers. Ariba Supplier Connectivity enables Ariba customers to reliably transact with more than 180,000 registered global suppliers via the Ariba Supplier Network.

Ariba Supplier Network

Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 180,000 registered suppliers of a wide array of goods and services are connected to the Ariba Supplier Network. As a result, buying organizations can connect once to the Ariba Supplier Network and simultaneously access many suppliers. By using the Ariba Supplier Network, businesses can realize cost savings through greater process efficiencies, better employee and contract compliance, reduced inventories and fair pricing opportunities.

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

Access to the Ariba Supplier Network is provided in one of two ways: (1) through a direct access license to the Ariba Supplier Network itself whereby suppliers joining the Ariba Supplier Network must agree to a standard web-based terms of use agreement with us, and link to the network through any of several formats (e.g., cXML, e-mail, EDI or fax) and (2) through buying organizations as part of their purchase of procurement software. Suppliers that exceed certain transaction volumes are charged a fee for access to the Ariba Supplier Network. In addition, suppliers are charged fees for optional solutions such as data retention and technical support services.

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

Ariba has over 700 global consultants, including more than 400 category experts that assist our customers in sourcing strategy, supplier identification and assessment, negotiation and project execution, and supplier management across more than 500 spend categories. These experts are stationed around the globe, including in our service centers in Prague, Shenzhen, Bangalore, and Pittsburgh. This sourcing expertise and support is also available as a remote, on-demand service via our Best Practice Center (BPC) and our Category Playbooks.

Employees

As of September 30, 2008, we had a total of 1,740 employees, including 345 in research and development, 371 in sales and marketing, 830 in professional services, customer support and training, and 194 in administration, finance, legal, human resources and information technology. Of these employees, 1,017 were located in the United States and 723 were located outside the United States. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Sales

We sell our solutions primarily through our worldwide direct sales organization. Our sales force is organized by geographic regions, including North America, Europe, Japan and the Asia Pacific region. The direct sales force consists of sales professionals, application specialists and supporting personnel. As of September 30, 2008, we had 185 employees in our global sales organization.

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

Our Ariba Education Services group delivers education and training to our clients and partners at our headquarters in Sunnyvale, California and in our offices in Pittsburgh, Pennsylvania and London. We offer a comprehensive series of classes to provide the knowledge and skills to successfully deploy, use and maintain our products and solutions through Ariba University. Ariba University delivers exceptional Institute for Supply Management (“ISM”) training and change management services to customers and partners. Through a comprehensive offering of traditional classroom delivery at an Ariba campus, client on-site delivery, web-based training and consulting services, Ariba Education Services provide the knowledge and skills required to successfully deploy, use and maintain the Ariba product line.

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

Research and Development

We introduced our initial product, Ariba Buyer, in June 1997, and since then have released a number of new products and product enhancements to address the needs of sourcing and procurement professionals. We began to operate the Ariba Supplier Network in April 1999 and continue to provide enhancements to it on an ongoing basis. We introduced Ariba Sourcing in September 2001, and upgraded the solution in September 2004 to incorporate functionality from legacy FreeMarkets, Inc. (“FreeMarkets”) applications. Over the past few years, we have introduced several new products, including Ariba Data Enrichment (based on technology acquired from Softface, Inc. (“Softface”)) and several internally developed products such as Ariba Contract Workbench, Ariba Category Procurement and Ariba Invoice and Settlement. In addition to developing new functionality, we have also been re-architecting our applications to be more easily deployed via an on-demand model. During fiscal years 2006, 2007 and 2008, we released, and continuing in fiscal year 2009 we plan to release, on-demand versions of many of our software applications. If we are unable to develop new products or enhancements to existing products or corrections on a timely and cost-effective basis, particularly on-demand versions of our products, or if these new products or enhancements do not have the features or quality measures to make them successful in the marketplace, our business will be harmed.

Our research and development expenses were $52.3 million, $51.2 million and $50.1 million during the fiscal years ended September 30, 2008, 2007 and 2006, respectively. We also recorded amortization of acquired technology as part of cost of revenues of $1.1 million, $885,000 and $2.6 million during the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

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

We currently have offices in 21 countries. All of our international operations are conducted through wholly-owned subsidiaries. Revenues from our international operations were $102.9 million, $87.5 million and $90.3 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

We operate in three geographic operating segments: North America; Europe, Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). See Note 8 of Notes to Consolidated Financial Statements for additional financial information about our geographic areas and Risk Factors—“Our Business is Susceptible to Numerous Risks Associated with International Operations” for risks relating to our international operations.

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

Our current principal competitors include:

•	Enterprise software application vendors, including SAP AG and Oracle;

•	Smaller specialty vendors, including Emptoris, BravoSolution, Zycus and American Express S2S;

•	Smaller niche SaaS vendors, including Perfect Commerce, cc-Hubwoo, Ketera Technologies and Iasta; and

•	Service providers, including A.T. Kearney and McKinsey & Company.

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

We currently have 34 U.S. patents issued and 59 U.S. patent applications pending. We also have seven foreign patents issued and ten foreign patent applications pending. It is possible that the patents that we have applied for, if issued, or our potential future patents may be successfully challenged or that no patents will be issued from our pending patent applications. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm our ability to do business.

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

There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. For example, in the year ended September 30, 2008, we agreed to settle with Sky Technologies LLC (“Sky”) for $7.9 million related to two lawsuits alleging that certain products of Ariba and Procuri, Inc. (“Procuri”), which we acquired in December 2007, infringed patents held by Sky. It is possible that in the future other third parties may claim that we or our current or potential future products infringe their intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert management’s time from developing our business, cause product shipment delays, require us to enter into royalty or licensing agreements or require us to satisfy indemnification obligations to customers. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could harm our business. In addition, we may need to commence litigation or take other actions to protect our intellectual property rights which may be costly, time-consuming and distracting to management and would result in the loss of our intellectual property. See “Legal Proceedings” and Note 7 of Notes to Consolidated Financial Statements.

Available Information

Our Internet address is www.ariba.com. There we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of October 31, 2008 are as follows:

Name	Age	Position(s)
Robert M. Calderoni	48	Chairman and Chief Executive Officer
Ahmed Rubaie	42	Executive Vice President and Chief Financial Officer
Kevin Costello	46	President
Kent Parker	47	Chief Operating Officer

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

Ahmed Rubaie has served as Ariba’s Executive Vice President and Chief Financial Officer since August 2008. From December 2000 to July 2008, Mr. Rubaie held various positions at Avery Dennison, a global leader in pressure-sensitive labeling materials, retail tag, ticketing and branding systems, and office products. Mr. Rubaie most recently served as the vice president, group finance for the retail information services group of Avery Dennison. Mr. Rubaie held numerous other positions at Avery Dennison, including Corporate Vice President, Global Internal Audit, member of RFID steering committee and Corporate Vice President, Global Tax. Prior to Avery Dennison, Mr. Rubaie held various positions at BHP Billiton, a global leader in the resources industry, and spent six years in public accounting with both Coopers & Lybrand and Deloitte & Touche. Mr. Rubaie holds a Bachelor of Arts degree in Economics and Management from Albion College and a J.D. degree from University of Detroit School of Law.

Kevin Costello has served as Ariba’s President since November 2007. Mr. Costello also served as Ariba’s Executive Vice President and Chief Commercial Officer from October 2004 until November 2007. From October 2003 until October 2004, Mr. Costello served as Ariba’s Executive Vice President of Sales and Solutions. From May 2002 until October 2003, Mr. Costello served as Ariba’s Executive Vice President, Ariba Solutions Delivery. Mr. Costello holds a Bachelor of Science degree in Accounting from the University of Illinois.

Kent Parker has served as Ariba’s Chief Operating Officer since November 2007. Mr. Parker also served as Ariba’s Executive Vice President, Ariba Global Services Organization from July 2004 until November 2007. From April 2000 to July 2004, Mr. Parker held numerous positions including Senior Vice President of Global Sourcing Services at FreeMarkets, which we acquired in July 2004. Mr. Parker holds a degree in mechanical engineering from the University of Evansville and an M.B.A from the Amos Tuck School of Business Administration at Dartmouth College.

ITEM 1A.	RISK FACTORS

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

Deteriorating Economic Conditions May Adversely Impact Our Business.

Our business may be adversely affected by the ongoing credit crises and deteriorating worldwide economic conditions. Although our spend management solutions help companies reduce the costs of their goods and services and may therefore be perceived as even more strategic during adverse economic conditions, a weakening global economy, or decline in confidence in the economy, could adversely impact our business in a number of important respects. These include (i) reduced bookings and revenues, as a result of longer sales cycles, reduced, deferred or cancelled customer purchases and lower average selling prices; (ii) increased operating losses and reduced cash flows from operations; (iii) greater than anticipated uncollectible accounts receivables and increased allowances for doubtful accounts receivable; (iv) impairment in the value of our financial and non-financial assets resulting in non-cash impairment charges; and (vi) reduced cash inflows and increased restructuring charges to the extent that actual sublease income from abandoned facilities is lower than currently estimated income.

We May Fail to Achieve Our Financial Forecasts Due to Inaccurate Sales Forecasts and Other Factors.

Our revenues are difficult to predict and, as a result, our quarterly financial results can fluctuate substantially. We estimate quarterly revenues in part based on our sales pipeline, which is an estimate of potential customers, their stage of the sales process, the potential amount of their sales contracts and the likelihood that we will convert them into actual customers during the quarter. To the extent that any of these estimates are inaccurate, our actual revenues may be different than our forecast revenues.

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

For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events continue to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. We have partially hedged risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge trade and intercompany receivables and payables. There can be no assurance that our hedging strategy will be successful or that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of September 30, 2008, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

•	adverse economic conditions;

•	the failure of our standalone spend management solutions business to mature as a separate market category;

•

declines in average selling prices of our products and services resulting from adverse economic conditions, competition or the introduction of newer products that generally have lower list prices than our more established products and other factors;

•	failure to successfully grow our sales channels;

•	failure to maintain control over costs;

•	increased restructuring charges resulting from the failure to sublease excess facilities at anticipated levels and rates;

•	charges incurred in connection with any future restructurings or acquisitions; and

•	impairment charges as a result of the decline in value and credit quality of our investments in auction rate securities (“ARS”).

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

Our quarterly operating results have varied or may vary depending on a number of factors, including the following:

Risks Related to Revenues:

•	fluctuations in demand, sales cycles and average selling price for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	fluctuations in the number of relatively larger orders for our products and services;

•	increased dependence on relatively smaller orders from a larger number of customers;

•	dependence on generating revenues from new revenue sources;

•	delays in recognizing revenue from multiple element arrangements;

•	ability to renew ratable revenue streams, including subscription software, software maintenance and subscription services, without substantial declines from prior arrangements; and,

•	changes in the mix of types of customer agreements and related timing of revenue recognition.

Risks Related to Expenses:

•	our overall ability to control costs, including managing reductions in expense levels through restructuring and severance payments;

•	the level of expenditures relating to ongoing legal proceedings;

•	costs associated with changes in our pricing policies and business model;

•	costs associated with the amortization of stock-based compensation expense; and

•	the failure to adjust our workforce to changes in the level of our operations.

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

We Are Currently Implementing a New Enterprise Resource Planning System, and Problems With the Design or Implementation of This System Could Interfere With Our Business and Operations.

We have commenced a project to implement a global enterprise resource planning (ERP) system. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of the ERP system, which may be disruptive to our underlying business. Any disruptions or delays in the design and implementation of the new ERP system, particularly any disruptions or delays that impact our operations, could adversely affect our ability to provide services and support to our customers, bill and track our customers, file SEC reports in a timely manner and otherwise run our business. Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be materially and adversely affected if our database infrastructure does not allow us to transmit accurate information, even for a short period of time. Even if we do encounter these adverse effects, the design and implementation of the new ERP system may be much more costly than we anticipated. If we are unable to successfully design and implement the new ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted.

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

Revenues From Our Ariba Sourcing Solution Could Be Negatively Affected If Customers Elect Not to Renew Their Contracts in Fiscal Year 2009 and Beyond

We have several large multi-year contracts for our full service sourcing services, some of which will come up for renewal during fiscal year 2009 and beyond. If these customers do not renew their contracts upon expiration, or if they elect to use one of our lower-cost self-service solutions, our future revenues may decrease.

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

We Face Intense Competition. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. This competition could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete with several major enterprise software companies, including SAP and Oracle. We also compete with several service providers, including McKinsey & Company and A.T. Kearney. In addition, we compete with smaller specialty vendors or smaller niche providers of sourcing or procurement products and services, including Emptoris, BravoSolution, Zycus, American Express S2S, Perfect Commerce, cc-Hubwoo, Ketera Technologies and Iasta. Because spend management is a relatively new software category, we expect additional competition from other established and emerging companies if this market continues to develop and expand. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. These third parties, which include IBM, Accenture, Capgemini, Deloitte Consulting, BearingPoint and Unisys, are generally not subject to confidentiality or non-compete agreements that restrict such competitive behavior.

Many of our current and potential competitors, such as ERP software vendors including Oracle and SAP, have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than us. These vendors could also introduce spend management solutions that are included as part of broader enterprise application solutions at little or no cost to their customers. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly increase their market share. We also expect that competition will increase as a result of industry consolidations. The industry has experienced consolidation with both larger and smaller competitors acquiring companies to broaden their offerings or increase scale. As a result, we may not be able to successfully compete against our current and future competitors.

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

We May Incur Additional Restructuring Charges that Adversely Affect Our Operating Results.

We have recorded significant restructuring charges relating to the abandonment of numerous leased facilities, including most notably portions of our Sunnyvale, California headquarters. For example, in the year ended September 30, 2008, we evaluated our office space in Sunnyvale, California, and ceased use of approximately 54,000 square feet of space in our corporate headquarters and recorded lease abandonment costs of $5.9 million and leasehold impairments of $1.5 million. Moreover, we have from time to time revised our assumptions and expectations regarding lease abandonment costs, resulting in additional charges.

We review these estimates each reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the leases, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the vacated portions of our Sunnyvale, California headquarters by $1.7 million as of September 30, 2008. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results.

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

Although we currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or to record all current and any future unrealized losses as a charge in our statement of operations in future quarters.

We May Incur Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines recently. The balance of goodwill is $406.5 million as of September 30, 2008 and, there can be no assurance that future goodwill impairments will not occur.

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

We Are at Risk of Further Securities Class Action Litigation Due to Our Stock Price Volatility.

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. We have experienced significant volatility in the price of our stock over the past years. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business.

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. We have 34 patents issued in the United States, but may not develop other proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States and, in the case of our solutions, because the validity, enforceability and type of protection of proprietary rights in these technologies are uncertain and evolving. If we fail to adequately protect our proprietary rights, we may lose customers.

There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. For example, in the year ended September 30, 2008, we agreed to settle with Sky for $7.9 million related to two lawsuits alleging that certain products of Ariba and Procuri, Inc. (“Procuri”) infringed patents held by Sky. See “Litigation—General” in Note 7 of Notes to Consolidated Financial Statements. It is possible that in the future, other third parties may claim that we or our current or potential future products infringe their intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims, and third parties may claim that we or our current or potential future products infringe their intellectual property. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert management’s time from developing our business, cause product shipment delays, require us to enter into royalty or licensing agreements or require us to satisfy indemnification obligations to our customers. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

We must now, and may in the future have to, license or otherwise obtain access to intellectual property of third parties. For example, we are currently dependent on developers’ licenses from ERP, database, human resource and other systems software vendors in order to ensure compliance of our products with their management systems. In addition, we rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our software products to perform key functions. For example, we license integration software from TIBCO for Ariba Buyer. If we are unable to continue to license any of this software on commercially reasonable terms, or at all, we will face delays in releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our current products or require us to satisfy indemnification obligations to our customers. These delays, if they occur, could materially adversely affect our business.

In addition, we may need to commence litigation or take other actions to protect our intellectual property rights. For example, in April 2007, we filed a lawsuit against Emptoris, Inc. (“Emptoris”) for patent infringement in the United States District Court for the Eastern District of Texas. See “Litigation-Patent Litigation with Emptoris, Inc.” in Note 7 of Notes to Consolidated Financial Statements. These lawsuits and other potential litigation and actions brought by us could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights.

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

Operations at our corporate headquarters in Sunnyvale, California consist principally of marketing, research and development and some administrative activities. We occupy approximately 150,000 square feet in a 716,000 square foot, five building office park. Our lease for the entire office park commenced in January 2001 and expires in January 2013. We currently sublease over two buildings totaling 396,000 square feet to third parties. These subleases expire in January 2013. The remaining 170,000 square feet is available for sublease for the remaining lease term.

We also occupy approximately 91,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. Our operations at this location consist principally of our services organization and administrative activities.

Our sales activities are headquartered in Atlanta, Georgia where we lease approximately 20,000 square feet of office space. We also lease several North American sales and support offices throughout the United States, Canada and Mexico. We lease international sales and support offices including offices in China, Czech Republic, France, Germany, Hong Kong, India, Ireland, Japan, Singapore, Slovakia and the United Kingdom.

We may add additional offices in the United States and in other countries as growth opportunities present themselves, as well as from time to time abandon locations that are no longer required to meet the needs of our business.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to the our and FreeMarkets’ initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against us and FreeMarkets, Inc. (“FreeMarkets”), certain of the two companies’ former officers and directors, and the underwriters who handled the IPOs. These complaints were later consolidated into single class action proceedings related to each IPO. Those consolidated complaints were then further consolidated, along with similar complaints filed against over 300 other issuers in connection with their initial public offerings, before a single judge for case management purposes. In June 2003, a proposed settlement was reached between plaintiffs and us and FreeMarkets (the individual defendants having been previously dismissed). We merged with FreeMarkets in July 2004. On December 5, 2006, the Court of Appeals granted the underwriter defendants’ appeal of the District Court’s order granting class certification in six focus cases. On June 25, 2007, in light of the Court of Appeals’ decision, and based on a stipulation among the parties to the settlement, the District Court entered an order terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the focus cases, seeking to address the deficiencies raised in the Court of Appeals’ opinion. On September 27, 2007, plaintiffs moved to certify the classes in those focus cases. On December 28, 2007, the underwriters filed a motion to strike the class allegations in the amended complaints, which the issuers in the focus cases later joined. On March 26, 2008, the District Court denied in part the defendants’ motions to dismiss the amended complaints in the focus cases, while dismissing those proposed class plaintiffs who sold their securities of the relevant issuers for a price in excess of the initial offering price or purchased their securities outside the certified class period. On October 10, 2008, the Court granted plaintiffs’ request to withdraw without prejudice their motion to certify the classes in the focus cases. As of September 30, 2008, no amount is accrued as a loss is not considered probable or estimable.

Patent Litigation with Emptoris, Inc.

On April 19, 2007, we sued Emptoris in the United States District Court for the Eastern District of Texas for patent infringement. On October 29, 2008, after a seven day jury trial, we received a verdict that Emptoris willfully infringed one Ariba patent and also infringed a second Ariba patent. The jury awarded Ariba approximately $4.9 million in damages. A hearing for Emptoris’ post-trial motions seeking to attack the verdict has been set for December 16, 2008. At that hearing the court will also consider our request for a permanent injunction and enhancement of the damage award. Emptoris may seek to appeal the findings of the jury and rulings of the court. As such, the impact of the jury’s verdict cannot be determined at this time. On November 20, 2007, Emptoris sued us for infringement of one of its patents in the same Texas court where our patent claims were tried. In October 2008, Emptoris dismissed its patent case against Ariba with prejudice. As of September 30, 2008, no amount is accrued as a loss is not considered probable or estimable.

General

Defending against these actions and various other claims and legal actions arising in the ordinary course of business may require significant management time and, regardless of the outcome, result in significant legal expenses. If our defenses are unsuccessful or if we are unable to settle on favorable terms, we could be liable for a large damages award and, in the case of patent litigation, be subject to an injunction that could seriously harm our business and results of operations. For instance, in January 2008, we paid $5.9 million to settle a patent infringement matter brought by Sky against us and $2.0 million was paid by Procuri to settle a separate patent infringement matter brought against it by Sky.

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

To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding as of September 30, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “ARBA.” The price range per share in the table below reflects the highest and lowest sale prices for our stock as reported by the Nasdaq Global Market for each quarter during the last two fiscal years. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. As of October 31, 2008, there were approximately 903 stockholders of record.

	Price Range Per Share
Three Months Ended:	High	Low
September 30, 2008	$18.58	$11.88
June 30, 2008	$16.26	$8.37
March 31, 2008	$11.35	$8.26
December 31, 2007	$13.30	$10.35

September 30, 2007	$11.18	$8.32
June 30, 2007	$10.17	$8.38
March 31, 2007	$11.08	$7.50
December 31, 2006	$9.30	$7.15

Equity Compensation Plan Information

The following table sets forth as of September 30, 2008 certain information regarding our equity compensation plans.

	A		B		C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	682,009		$15.35		4,805,668	(1)
Equity compensation plans not approved by security holders (2)	132,942	(3)	$13.22	(3)	—

Total	814,951		$15.00		4,805,668

(1)	Includes 960,000 shares available for future purchase under the Ariba, Inc. Employee Stock Purchase Plan. Securities available for future issuance under the Ariba, Inc. 1999 Equity Incentive Plan (the “Incentive Plan”) exclude unvested shares of restricted common stock as of September 30, 2008.
(2)	See Note 9 of Notes to Consolidated Financial Statements for a narrative description of these plans.
(3)	Represents shares of common stock issuable pursuant to awards outstanding under equity compensation plans assumed by us in connection with our fiscal year 2000 acquisitions of TradingDynamics, Inc., Tradex, Inc. (“Tradex”) and SupplierMarket.com, Inc. and our fiscal year 2004 merger with FreeMarkets (the “Assumed Plans”).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended September 30, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1, 2008 – July 31, 2008	4,845	$14.95	—
August 1, 2008 – August 31, 2008	148,115	17.66	—
September 1, 2008 – September 30, 2008	—	—	—

Total	152,960	$17.58	—

Stock Performance Graphs and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Morgan Stanley High Technology Index and the Standard and Poor’s 500 Index (the “S&P 500 Index”), for each of the last five fiscal years ended September 30, 2008, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends, if any. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The consolidated statements of operations data for each of the five fiscal years in the period ended September 30, 2008, and the consolidated balance sheet data as of the end of each such fiscal year, are derived from our consolidated financial statements (in thousands, except per share data). The operating results for any period should not be considered indicative of results for any future period.

	For the Years Ended September 30,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1):
Revenues:
Subscription and maintenance	$187,150	$142,309	$130,057	$130,294	$105,113
Services and other	140,910	159,358	165,959	192,749	140,685

Total revenues	328,060	301,667	296,016	323,043	245,798

Cost of revenues:
Subscription and maintenance (2)	40,088	32,709	27,039	27,628	22,428
Services and other (2)	94,189	114,615	131,551	128,798	72,717
Amortization of acquired technology and customer intangible assets	14,257	14,074	15,702	19,501	5,065

Total cost of revenues	148,534	161,398	174,292	175,927	100,210

Gross profit	179,526	140,269	121,724	147,116	145,588

Operating expenses:
Sales and marketing (2)	110,834	93,904	82,456	94,299	76,054
Research and development (2)	52,270	51,159	50,085	49,610	54,362
General and administrative (2)	48,919	39,780	32,850	34,725	26,680
Other income—Softbank	(566)	(13,564)	(13,585)	(9,490)	—
Amortization of other intangible assets	739	525	800	798	460
In-process research and development	—	—	—	—	100
Restructuring and integration costs (benefit)	10,108	(4,194)	26,321	41,248	16,803
Impairment of goodwill (3)	—	—	—	247,830	—
Litigation provision	5,900	—	—	37,000	—

Total operating expenses	228,204	167,610	178,927	496,020	174,459

Loss from operations	(48,678)	(27,341)	(57,203)	(348,904)	(28,871)
Interest and other income, net	8,359	14,301	10,935	5,863	2,808

Net loss before income taxes and minority interests	(40,319)	(13,040)	(46,268)	(343,041)	(26,063)
Provision (benefit) for income taxes	743	1,937	1,533	6,570	(294)
Minority interests in net income (loss) of consolidated subsidiaries	—	—	—	17	(539)

Net loss	$(41,062)	$(14,977)	$(47,801)	$(349,628)	$(25,230)

Net loss per share—basic and diluted (4)	$(0.53)	$(0.21)	$(0.73)	$(5.49)	$(0.51)

Weighted average shares used in computing net loss per share—basic and diluted (4)	77,318	70,106	65,924	63,655	49,625

	September 30,
	2008	2007	2006	2005	2004
Consolidated Balance Sheets Data (1)
Cash and cash equivalents, restricted cash, marketable securities and long-term investments	$136,970	$183,046	$170,616	$147,435	$213,419
Working (deficit) capital	$(41,172)	$35,880	$39,404	$17,989	$27,281
Total assets	$627,461	$583,586	$586,944	$594,239	$937,484
Restructuring obligations, less current portion and deferred rent obligations	$59,295	$74,734	$103,074	$90,540	$62,448
Minority interests	$—	$—	$—	$—	$19,547
Total stockholders’ equity	$391,018	$351,144	$333,023	$336,242	$653,090

(1)	The consolidated statements of operations data and the consolidated balance sheet data as of and for each of the fiscal years in the five-year period ended September 30, 2008 reflect the following business combinations (all of which were accounted for using the purchase method of accounting):
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

•

On July 1, 2004, we merged with FreeMarkets. The consolidated statements of operations data includes the results of operations of FreeMarkets subsequent to July 1, 2004 and the consolidated balance sheet data includes the financial position of FreeMarkets subsequent to July 1, 2004.

•

On December 17, 2007, we acquired Procuri. The consolidated statements of operations data includes the results of operations of Procuri subsequent to December 17, 2007 and the consolidated balance sheet data includes the financial position of Procuri subsequent to December 17, 2007.

(2)	In connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, and in accordance with Staff Accounting Bulletin (“SAB”) 107, we reclassified stock-based compensation for the years ended September 30, 2005 and 2004 of $19.6 million and $2.8 million, respectively, into cost of revenues, sales and marketing, research and development and general administrative to conform with the current year presentation. The following table reflects stock-based compensation expense (benefit), net of the effects of cancellations, by operating expense category (in thousands):

	Year Ended September 30,
	2005	2004
Cost of revenues—subscription and maintenance	$865	$68
Cost of revenues—services and other	3,665	212
Sales and marketing	8,986	1,763
Research and development	2,398	271
General and administrative	3,690	474

Total	$19,604	$2,788

(3)	We recorded a $247.8 million impairment charge to reduce goodwill in the year ended September 30, 2005.
(4)	The above information has been restated to reflect the one-for-six reverse split of our outstanding common stock effected on July 1, 2004.

See Note 10 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share. We have paid no cash dividends during the five-year period ended September 30, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, including, without limitation, our expectations regarding our outlook and future revenues. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” and in “Outlook for Fiscal Year 2009” in this section. We assume no obligation to update the forward-looking statements or our risk factors after the date of this document.

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

Our software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. Our software is designed to integrate with all major platforms and can be accessed via a web browser. Our software can be deployed as an installed application or provided as a service in an on-demand model. In addition to application software, Ariba Spend Management solutions include implementation and strategic consulting services, education and training, commodity expertise and decision support services, benchmarking services, low-cost country sourcing services and procurement outsourcing services. Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 180,000 registered suppliers, offering a wide array of goods and services, are connected to the Ariba Supplier Network.

Ariba Spend Management solutions are organized around six key functions: (1) spend visibility; (2) sourcing; (3) contract management; (4) procurement and expense; (5) invoice and payment; and (6) supplier management. Through our solution offerings, we help customers develop a strategy for spend management and enable a step-by-step approach with technology and services that work together.

On December 17, 2007, we acquired Procuri, Inc. (“Procuri”), a privately held company headquartered in Atlanta, Georgia, to expand our on-demand supply management solutions. We have included the financial results of Procuri in our consolidated financial results effective December 17, 2007. The total purchase price for Procuri was $103.2 million which consisted of $55.6 million in cash paid to acquire the outstanding common stock of Procuri and payoff Procuri’s outstanding debt, $46.1 million of our common stock (based on the issuance of 4.1 million shares of our common stock) and $1.5 million for transaction costs.

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

We have aligned our business model with the way we believe customers want to purchase and deploy spend management solutions. Customers may generally subscribe to our software products and services for a specified term and/or pay for services on a time-and-materials or milestone basis, depending upon their business requirements. Our revenue is comprised of subscription and maintenance fees, and services and other fees.

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

Due to the different treatment of our revenue streams under applicable accounting guidance, each type of revenue has a different impact on our consolidated financial statements. Subscription fees for hosted on-demand software solutions are generally fixed for a specific period of time, and revenue is recognized ratably over the term. Similarly, maintenance fees are generally fixed for a specific period of time, and revenue is recognized ratably over the maintenance term. Most of our customers renew their maintenance contracts annually to continue receiving product updates and product support. Given the ratable revenue recognition and historically high renewal rates of our subscription and maintenance agreements, this revenue stream has generally been stable over time. Services revenues are driven by a contract, project or statement of work, in which the fees may be fixed for specific services to be provided over time or billed on a time and materials basis. Individual subscription software license sales can be significant (greater than $1.0 million) and sales cycles are often lengthy and difficult to predict.

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

Overview of Fiscal Year 2008

Our revenues increased to $328.1 million in the year ended September 30, 2008 compared to $301.7 million in the year ended September 30, 2007. Subscription and maintenance revenues increased $44.8 million, or 32%, partially offset by a decrease in services and other revenues of $18.4 million, or 12%. Subscription revenues were $112.3 million in the year ended September 30, 2008, as compared to $67.6 million in the year ended September 30, 2007. This is primarily due to an increase in the organic demand for our subscription software products, including on-demand software solutions and fees paid for access to the Ariba Supplier Network, and the acquisition of Procuri in December 2007. Services and other revenues decreased primarily due to declines in managed services revenues and perpetual license revenues in the year ended September 30, 2008.

Operating expenses increased to $228.2 million in the year ended September 30, 2008 compared to $167.6 million in the year ended September 30, 2007. The increase in operating expenses is primarily attributable to; (1) an increase in restructuring and integration charge of $14.3 million primarily related to abandonment of approximately 54,000 square feet of leased space in our Sunnyvale, California headquarters and severance benefit costs in connection with a workforce reduction initiative associated with the integration of Procuri and to better align our expenses with our revenues and to enable us to invest in certain growth initiatives; (2) a decrease in other income—Softbank of $13.0 million as a result of the amortization period ending in October 2007; (3) an increase in compensation and benefits expense of $8.9 million due to an increase in headcount in supporting our transition to an on-demand model and our acquisition of Procuri in December 2007; (4) an increase in stock-based compensation expense of $8.4 million primarily associated with restricted stock grants in fiscal year 2008; (5) an increase in litigation provision of $5.9 million in connection with the settlement of a patent infringement matter; and (6) an increase in legal expenses of $3.8 million associated with patent infringement matters. In sum, our total net expenses, including cost of revenue and other items, increased to $369.1 million compared to $316.6 million in the year ended September 30, 2007, which caused a net loss for the year ended September 30, 2008 of $41.1 million compared to $15.0 million in the year ended September 30, 2007.

Outlook for Fiscal Year 2009

With the increase in our backlog, introduction of new offerings and continued shift in demand toward subscription software sales, we expect continued growth in subscription revenue in fiscal year 2009 compared to fiscal year 2008 but at a lower growth rate than in 2008. We also expect total revenues to grow in fiscal year 2009 compared to fiscal year 2008, at a comparable growth rate than in 2008.

We plan to monitor expenses in fiscal year 2009. We expect that total expenses, excluding expenses for amortization of intangibles, stock-based compensation and restructuring and integration, will grow, if at all, at a lower rate than revenues. Accordingly, we anticipate continued improvement in our results from operations, before giving effect to these excluded expenses.

Deteriorating worldwide economic conditions may adversely impact our business. Although we believe that our spend management solutions may be even more strategic to customers during adverse economic conditions, because they help companies reduce the costs of their goods and services, a weakening global economy, or decline in confidence in the economy, could, among other things, result in reduced revenues, impairment of financial and non-financial assets and reduced cash flows.

We believe that our success for fiscal year 2009 will depend largely on our ability to: (1) renew our subscription or time-based revenues, including on-demand software fees, maintenance fees, and fees for certain services; (2) sell bundled solution offerings that include both technology and expert services; and (3) capitalize on new revenue opportunities, such as fees for the Ariba Supplier Network and selling on-demand spend management solutions to smaller and mid-market customers.

In addition to the impact of global economic conditions, we believe that key risks to our revenues in fiscal year 2009 include: our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; our ability to generate organic growth; our deferral of services revenues as a result of including software implementation and other services as part of a sale with our subscription software solutions; the market acceptance of spend management solutions as a standalone market category; the overall level of information technology spending; and potential declines in average selling prices. We believe that key risks to our future operating profitability include: our ability to maintain or grow our revenues; our ability to maintain adequate utilization of our services organization; our ability to find new tenants for abandoned space; and the potential adverse impacts resulting from legal proceedings. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

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

	Year Ended September 30,
	Percentage Change Year Over Year		Percentage of Total Revenues
	2008/2007	2007/2006	2008	2007	2006
Revenues:
Subscription and maintenance	32%	9%	57%	47%	44%
Services and other	(12)	(4)	43	53	56

Total revenues	9	2	100	100	100

Cost of revenues:
Subscription and maintenance	23	21	12	11	9
Services and other	(18)	(13)	29	38	45
Amortization of acquired technology and customer intangible assets	1	(10)	4	5	5

Total cost of revenues	(8)	(7)	45	54	59

Gross profit	28	15	55	46	41

Operating expenses:
Sales and marketing	18	14	34	31	28
Research and development	2	2	16	17	17
General and administrative	23	21	15	13	11
Other income—Softbank	(96)	(0)	(0)	(5)	(5)
Amortization of other intangible assets	41	(34)	0	0	0
Restructuring and integration costs (benefit)	NM	NM	3	(1)	9
Litigation provision	NM	—	2	—	—

Total operating expenses	36	(6)	70	55	60

Loss from operations	(78)	52	(15)	(9)	(19)
Interest and other income, net	(42)	31	2	5	4

Net loss before income taxes	(209)	72	(13)	(4)	(15)
Provision for income taxes	(62)	26	0	1	1

Net loss	(174)%	69%	(13)%	(5)%	(16)%

“NM” means not meaningful

Comparison of the Fiscal Years Ended September 30, 2008, 2007 and 2006

Revenues

Please refer to Note 1 of Notes to Consolidated Financial Statements and “Application of Critical Accounting Policies and Estimates” below for a description of our accounting policy related to revenue recognition.

Subscription and maintenance

Subscription and maintenance revenues for the year ended September 30, 2008 were $187.2 million, a 32% increase from subscription and maintenance revenues of $142.3 million for the year ended September 30, 2007. Subscription revenues consist mainly of fees for software access subscription and hosted software services.

Subscription revenues for the year ended September 30, 2008 were $112.3 million compared to $67.6 million for the year ended September 30, 2007. The increase of $44.7 million, or 66%, was primarily due to an increase in the demand for our subscription software products, the continued growth of Ariba Supplier Network revenues and the acquisition of Procuri in December 2007. Maintenance revenues consist primarily of Ariba Buyer and Ariba Sourcing product maintenance fees. Maintenance revenues for the year ended September 30, 2008 were $74.9 million compared to $74.7 million for the year ended September 30, 2007. We anticipate that subscription revenues will increase in fiscal year 2009 compared to fiscal year 2008, partially offset by modest declines of maintenance revenues in fiscal year 2009.

Subscription and maintenance revenues for the year ended September 30, 2007 were $142.3 million, a 9% increase from subscription and maintenance revenues of $130.1 million for the year ended September 30, 2006. Subscription revenues for the year ended September 30, 2007 were $67.6 million compared to $55.2 million for the year ended September 30, 2006. The increase of $12.4 million, or 22%, was primarily due to growth in overall software bookings, a shift from perpetual license sales to more subscription sales and the growth of Ariba Supplier Network revenue. Maintenance revenues for the year ended September 30, 2007 were $74.7 million compared to $74.8 million for the year ended September 30, 2006.

Services and other

Services and other revenues were $140.9 million for the year ended September 30, 2008, a 12% decrease from services and other revenues of $159.4 million for the year ended September 30, 2007. The decrease of $18.4 million in services and other revenues is primarily attributable to declines in managed services revenues and perpetual license revenues in the year ended September 30, 2008. We anticipate that services and other revenues will decline slightly in fiscal year 2009 compared to fiscal year 2008 primarily due to continuing declines in perpetual license revenues.

Services and other revenues were $159.4 million for the year ended September 30, 2007, a 4% decrease from services and other revenues of $166.0 million for the year ended September 30, 2006. The decrease of $6.6 million in services and other revenues is primarily due to a shift from perpetual license sales to more subscription sales, a decline in renewals of Sourcing services revenues in the year ended September 30, 2007 and a slight increase in the deferral of consulting services revenues in the year ended September 30, 2007 due to such services being bundled with other products or services without evidence of fair value.

Cost of Revenues

Subscription and maintenance

Cost of subscription and maintenance revenues includes hosting services, technical support, training personnel, facilities, equipment costs and stock-based compensation costs. Cost of subscription and maintenance revenues for the year ended September 30, 2008 was $40.1 million, a 23% increase from cost of subscription and maintenance revenues of $32.7 million for the year ended September 30, 2007. This increase is primarily the result of an increase in hosted support costs associated with the overall 66% increase in subscription revenues in the year ended September 30, 2008. We anticipate that cost of subscription and maintenance expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2009 compared to the year ended September 30, 2008.

Cost of subscription and maintenance revenues for the year ended September 30, 2007 was $32.7 million, a 21% increase from cost of subscription and maintenance revenues of $27.0 million for the year ended September 30, 2006. This increase is primarily the result of an increase in hosted support costs associated with the overall 22% increase in subscription revenues in the year ended September 30, 2007.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock-based compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues was $94.2 million for the year ended September 30, 2008, a 18% decrease from cost of services and other revenues of $114.6 million for the year ended September 30, 2007. This decrease of $20.4 million is primarily due to the following: (1) decreased compensation and benefits expense and travel expense of $9.2 million and $1.5 million, respectively, due to a slight decrease in average headcount resulting from our re-allocation of services personnel to sales efforts in fiscal year 2008 in managing our transition to an on-demand model. The decrease in compensation and benefits in the year ended September 30, 2008 is also attributed to an increase in paid time off taken of $847,000, resulting in a decrease in compensation expense. The increase in paid time off taken is attributed to a change in the Company’s paid time off policy during the year ended September 30, 2008; (2) decreased temporary and contract labor costs of $4.2 million primarily due to cost-cutting efforts initiated in fiscal year 2008; (3) decreased overhead costs of $3.7 million associated with the slight decrease in average headcount; (4) decreased stock-based compensation of $1.4 million primarily due to a change in the terms of the employee stock purchase plan in August 2006 whereby the option component of the plan was eliminated (see Note 1 of Notes to Consolidated Financial Statements) and a decrease in stock-based compensation expense related to restricted stock grants.); and, (5) decreased bonus expense of $936,000 primarily associated with the slight decrease in headcount noted above and the decision of the Compensation Committee of the Board of Directors of the Company to eliminate bonuses for executives and reduce bonuses for certain key employees. We anticipate that cost of services and other revenues will remain relatively consistent as a percentage of services and other revenues in the year ending September 30, 2009 compared to the year ended September 30, 2008.

Cost of services and other revenues was $114.6 million for the year ended September 30, 2007, a 13% decrease from cost of services and other revenues of $131.6 million for the year ended September 30, 2006. This decrease of $16.9 million is primarily due to the following: (1) decreased compensation and benefits expense and travel expense of $3.9 million and $2.2 million, respectively, due to a slight decrease in average headcount resulting from our re-allocation of services personnel to sales efforts in fiscal year 2007 in managing our transition to an on-demand model; (2) decreased overhead costs of $5.2 million associated with the slight decrease in average headcount; (3) decreased stock-based compensation of $2.2 million primarily due to a change in the terms of the employee stock purchase plan in August 2006 whereby the option component of the plan was eliminated and a decrease in stock-based compensation expense related to restricted stock grants; and (4) decreased temporary and contract labor costs of $1.7 million primarily due to cost cutting efforts initiated in fiscal year 2007.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of assets associated with our fiscal year 2008 business combination with Procuri and our fiscal year 2004 business combinations with Softface and FreeMarkets. This expense amounted to $14.3 million, $14.1 million and $15.7 million for the years ended September 30, 2008, 2007 and 2006, respectively, and primarily relates to our 2008 acquisition of Procuri and 2004 merger with FreeMarkets. The decrease in the year ended September 30, 2007 was primarily attributable to assets reaching the end of their estimated useful lives. We anticipate amortization of acquired technology and customer intangible assets will decrease in the year ended September 30, 2009 compared to the year ended September 30, 2008 due to decreases in costs resulting from our merger with FreeMarkets as assets reach the end of their estimated useful lives.

Gross profit

Our gross profit as a percentage of revenues for the year ended September 30, 2008 was 55% compared to 46% for the year ended September 30, 2007. The increase in gross profit was primarily due to the continued shift in our revenue mix, as the gross margin of software subscription and maintenance revenues is typically much higher than the gross margin of services revenues. Subscription and maintenance revenues contributed 57% of total revenues in the year ended September 30, 2008, as compared to 47% in the year ended September 30, 2007, while services and other revenues contributed 43% of total revenues in the year ended September 30, 2008, respectively as compared to 53% in the year ended September 30, 2007. The increase in gross profit as a percentage of revenues is also due to continued operational improvements in consulting services in the year ended September 30, 2008.

Our gross profit as a percentage of revenues for the year ended September 30, 2007 was 46% compared to 41% for the year ended September 30, 2006. The increase in gross profit as a percentage of revenues was primarily due to an increase in services and other gross profit as a percentage of services and other revenues and due to the shift in our revenue mix, with subscription and maintenance revenues constituting a higher percentage of revenues and services and other constituting a lower percentage of revenue in fiscal year 2007 compared to fiscal year 2006. Our gross profit of services and other as a percentage of services and other revenues for the year ended September 30, 2007 was 28% compared to 21% for the year ended September 30, 2006, primarily due to operational improvement in consulting and managed services.

Operating Expenses

Sales and marketing

Sales and marketing expenses include costs associated with our sales and marketing personnel and product marketing personnel and consist primarily of compensation and benefits, commissions and bonuses, stock-based compensation costs, promotional and advertising expenses, travel and entertainment expenses related to these personnel and the provision for doubtful accounts. Sales and marketing expenses for the year ended September 30, 2008 were $110.8 million, a 18% increase from sales and marketing expenses of $93.9 million for the year ended September 30, 2007. This increase of $16.9 million is primarily due to the following: (1) increased compensation and benefits expense and overhead costs of $5.4 million and $3.3 million, respectively, associated with a 17% increase in average sales and marketing headcount in supporting our transition to an on-demand model and the acquisition of Procuri in December 2007. Included within the increase in compensation and benefits expense noted above is an increase in paid time off taken of $860,000 in the year ended September 30, 2008, resulting in a decrease in compensation and benefits expense. The increase in paid time off taken is attributed to a change in paid in time policy during the year ended September 30, 2008; (2) increased stock-based compensation expense of $5.8 million primarily due to restricted stock grants in the year ended September 30, 2008; (3) increased sales commission expense of $1.6 million primarily associated with the increase in revenues noted above; and (4) increased provision for bad debt of $773,000 associated with a slight deterioration in the aging of accounts receivable in the year ended September 30, 2008. The above amounts were partially offset by decreased bonus expense of $1.2 million associated with the decision of the Compensation Committee of the Board of Directors of the Company to eliminate bonuses for executives and reduce bonuses for certain key employees within sales and marketing. We anticipate that sales and marketing expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2009 compared to the year ended September 30, 2008.

Sales and marketing expenses for the year ended September 30, 2007 were $93.9 million, a 14% increase from sales and marketing expenses of $82.5 million for the year ended September 30, 2006. This increase of $11.4 million is primarily due to the following: (1) increased compensation and benefits expense of $6.2 million associated with an 18% increase in average sales and marketing headcount in supporting our transition to an on-demand model; (2) increased sales commissions of $5.9 million primarily associated with reversals of sales commission of $5.5 million in the year ended September 30, 2006; and (3) a $4.9 million insurance reimbursement in the year ended September 30, 2006 related to litigation expenses which had previously been charged to sales and marketing. These increases were partially offset by a decrease in stock-based compensation expense of $3.6 million primarily due to a change in the terms of the employee stock purchase plan in August 2006 whereby the option component of the plan was eliminated and a decrease in stock-based compensation expense related to restricted stock grants.

Research and development

Research and development expenses include costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily include compensation and benefits, stock-based compensation costs, consulting costs and the cost of software development tools and equipment. Research and development expenses for the year ended September 30, 2008 were $52.3 million, a 2% increase from research and development expenses of $51.2 million for the year ended September 30, 2007. The increase of $1.1 million is primarily attributable to increased stock-based compensation expense of $1.0 million primarily due to restricted stock grants in the year ended September 30, 2008. We anticipate that research and development expenses will slightly decline as a percentage of revenues in the year ending September 30, 2009 compared to the year ended September 30, 2008.

Research and development expenses for the year ended September 30, 2007 were $51.2 million, a 2% increase from research and development expenses of $50.1 million for the year ended September 30, 2006. The increase of $1.1 million is primarily due to an increase in compensation and benefits expense of $1.6 million, or 7%, due to an 8% increase in average headcount and a $739,000 increase in consulting expense related to the continued development of our on-demand solutions in fiscal year 2007. These increases were partially offset by a decrease in stock-based compensation expense of $1.5 million primarily due to a change in the terms of the employee stock purchase plan in August 2006 whereby the option component of the plan was eliminated and a decrease in stock-based compensation expense related to restricted stock grants.

General and administrative

General and administrative expenses include costs for executive, finance, human resources, information technology, legal and administrative support functions, and primarily include compensation and benefits, stock-based compensation costs and professional services costs. General and administrative expenses for the year ended September 30, 2008 were $48.9 million, a 23% increase from general and administrative expenses of $39.8 million for the year ended September 30, 2007. This increase of $9.1 million is primarily due to the following: (1) increased legal expenses of $3.8 million primarily associated with patent infringement matters; (2) increased stock-based compensation expense of $3.0 million primarily due to restricted stock grants in the year ended September 30, 2008; and (3) increased compensation and benefits and overhead costs of $2.4 million and $980,000, respectively, due to a slight increase in average headcount related to the support of our on-demand solutions in fiscal year 2008 and the acquisition of Procuri in December 2007. These amounts were partially offset by a benefit of $772,000 related to property taxes on occupied space based on a revised property tax assessment and notice of refund received from the County of Santa Clara in California in June 2008 related to fiscal years 2003 through 2006 and by a decrease in bonus expense of $512,000 associated with the decision of the Compensation Committee of the Board of Directors of the Company to eliminate bonuses for executives and reduce bonuses for certain key employees within general and administrative. We anticipate that general and administrative expenses will decline as a percentage of revenues in the year ending September 30, 2009 compared to the year ended September 30, 2008 due to reduced legal expenses.

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

Other income—Softbank

During the years ended September 30, 2008, 2007 and 2006, we recorded $566,000, $13.6 million and $13.6 million, respectively, of income from the settlement with Softbank entered into in October 2004. The $37.0 million of deferred income recorded upon the settlement with Softbank was recognized into income, starting in January 2005, over the remaining term of the three-year license that ended in October 2007. For further discussion, see Note 12 of Notes to Consolidated Financial Statements.

Amortization of other intangible assets

Amortization of other intangible assets was $739,000, $525,000 and $800,000 in the years ended September 30, 2008, 2007 and 2006, respectively. These amounts consisted of the amortization of trade name/trademark and non-competition agreement resulting from our merger with FreeMarkets and our acquisition of Procuri. We anticipate amortization of other intangible assets will remain relatively consistent in the year ended September 30, 2009 as compared to the year ended September 30, 2008.

Restructuring and integration costs

For the year ended September 30, 2008, we recorded a charge to operations of $10.1 million. During the year, we evaluated our office space in Sunnyvale, California, and ceased use of approximately 54,000 square feet of space in our corporate headquarters and recorded lease abandonment costs of $7.1 million and leasehold impairments of $1.5 million. We also recorded a charge during the year related to severance benefit costs of approximately $2.7 million in connection with our acquisition of Procuri and to better align our expenses with our revenues and to enable our investment in certain growth initiatives. These amounts were partially offset by a benefit to operations of $549,000 primarily related to an agreement with Efficient Frontier, Inc. (“Efficient Frontier”) to sublease approximately 44,000 square feet of space at our Sunnyvale, California headquarters through January 2013. The remaining benefit in the year ended September 30, 2008 was for property taxes of approximately $557,000 related to abandoned facilities in California based on a revised property tax assessment and notice of refund received in June 2008 related to fiscal years 2003 through 2006.

For the year ended September 30, 2007, we recorded a net benefit to operations of $4.2 million. In June 2007, we entered into an amendment with Juniper Networks, Inc. (“Juniper”), the successor in interest to NetScreen Technologies, Inc. (“NetScreen”) to the sublease dated as of October 18, 2002 between Ariba and NetScreen. Pursuant to the amendment, Juniper agreed to renew its sublease of approximately 177,000 square feet of space at our Sunnyvale, California headquarters through January 2013. In addition, Juniper agreed, effective October 10, 2007, to lease approximately 89,000 square feet of additional space at our Sunnyvale, California headquarters through January 2013. Also in June 2007, we revised our estimates for rental rate projections and sub-lease commencement dates to reflect current market conditions primarily in the Northern California real estate market. The impact of the execution of the sublease agreement with Juniper was a benefit to operations of approximately $7.4 million and the impact of the revised estimated rental rate projections and sub-lease commencement dates was a charge to operations of $3.2 million, resulting in a net benefit to operations of $4.2 million.

For the year ended September 30, 2006, we recorded a charge to operations of $26.3 million for restructuring and integration costs, which is comprised of the following: (1) in June 2006, we revised our estimates for rental rate projections to reflect current market conditions primarily in the Northern California real estate market and sublease commencement dates, resulting in a charge of $24.4 million; (2) severance and related benefits of $273,000 resulting from our goal to better align expenses with our revenue levels and to enable us to invest in certain strategic growth initiatives; (3) property taxes of $942,000 related to abandoned facilities in California based on a property tax audit assessment related to fiscal years 2003 through 2006; and (4) an adjustment to our restructuring obligation of $730,000 related to a prior period. We assessed our findings with respect to the prior period item using the guidance of Staff Accounting Bulletin (“SAB”) No. 99, and concluded that the amount of the error was immaterial to fiscal year 2006 and the prior period.

Litigation provision

We recorded a $5.9 million provision related to the settlement of our patent infringement litigation with Sky Technologies LLC during the year ended September 30, 2008. See “Litigation – General” in Note 7 of Notes to Consolidated Financial Statements.

Interest and other income, net

Interest and other income, net for the year ended September 30, 2008 was $8.4 million, a decrease of $5.9 million from interest and other income, net of $14.3 million for the year ended September 30, 2007. The decrease is primarily attributable to the following: (1) a decrease in interest income of $4.1 million due to an overall decrease in the rate of return on marketable investments and a decrease in average cash and marketable securities balances in fiscal year 2008; and (2) a net realized gain of $2.2 million associated with the repatriation of cash from Ariba Korea, Ltd. (“Ariba Korea”) and the substantial liquidation of the entity in the year ended September 30, 2007.

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

Provision for income taxes

We recorded income tax provisions of $743,000, $1.9 million and $1.5 million for the years ended September 30, 2008, 2007 and 2006, respectively. The decrease in the year ended September 30, 2008 is primarily attributable to a recovery of foreign income taxes paid in previous periods in the current year related to a foreign subsidiary. The increase in the year ended September 30, 2007 is primarily attributable to an increase in withholding taxes associated with the repatriation of cash from Ariba Korea in the year ended September 30, 2007.

As of September 30, 2008, we had net operating loss carryforwards for federal, state and foreign tax purposes of approximately $1.4 billion, $793.0 million and $4.2 million, respectively, before consideration of any annual limitations as described below. The federal, state and foreign net operating loss carryforwards expire in various years from fiscal year 2010 through fiscal year 2028, from fiscal year 2009 through fiscal year 2028 and from fiscal year 2010 through fiscal year 2013, respectively. Utilization of our net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations imposed by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of our federal and state net operating loss and tax credit carryforwards before utilization.

As of September 30, 2008, we had research credit carryforwards for federal and state tax purposes of approximately $39.0 million and $25.0 million, respectively. If not utilized, the federal research credit carryforwards will expire in various years from fiscal year 2010 through fiscal year 2024. The state research credit carryforwards will continue indefinitely, except for approximately $99,000, which will expire in fiscal year 2019. We also had manufacturer’s credit carryforwards as of September 30, 2008 for state tax purposes of approximately $1.1 million, which will expire in various years from fiscal year 2009 through fiscal year 2012.

Our net operating loss and tax credit carryforwards include net operating loss and research credit carryforwards of approximately $270.2 million and $4.9 million, respectively, generated by FreeMarkets, which are subject to annual limitations which could reduce or defer the utilization of those losses and credits.

Liquidity and Capital Resources

As of September 30, 2008, we had $107.4 million in cash, cash equivalents and long-term investments and $29.6 million in restricted cash, for total cash, cash equivalents, long-term investments and restricted cash of $137.0 million. Our working deficit on September 30, 2008 was $41.2 million. All significant cash, cash equivalents, marketable securities and long-term investments are held in accounts in the United States. As of September 30, 2007, we had $153.0 million in cash, cash equivalents, marketable securities and long-term investments and $30.0 million in restricted cash, for total cash, cash equivalents, marketable securities, long-term investments and restricted cash of $183.0 million. Our working capital on September 30, 2007 was $35.9 million.

We hold a variety of interest-bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Contractual maturity dates for these ARS investments range from 2016 to 2047. All of the ARS investments are investment grade quality and were in compliance with our investment policy at the time of acquisition. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. As of September 30, 2008, we reclassified the entire ARS investment balance from marketable securities to long-term investments on our consolidated balance sheet because of our inability to determine when our investments in ARS would settle.

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

We have used a discounted cash flow model (“DCF”) to determine the estimated fair value of our investment in ARS as of September 30, 2008. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $19.1 million of student loan securities and $4.9 million of commercial paper and credit derivative products was adjusted by 300 basis points (“bps”) and 350 bps, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on this assessment of fair value, we determined there was a decline in the fair value of our ARS investments of $3.5 million, all of which was deemed temporary.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the Financial Accounting Standards Board (“FASB”) and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. In evaluating the impairment of each ARS, we classified such impairment as temporary. The differentiating factors between temporary and other- than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for the recovery in market value. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, we may, in the future, conclude that an other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $3.5 million currently accounted for as a temporary decline.

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

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or to record all current and any future unrealized losses as a charge in our statement of operations in future quarters. We continue to monitor the market for ARS transactions and consider their impact (if any) on the fair value of our investments.

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

The decrease in total cash, cash equivalents, marketable securities, long-term investments and restricted cash of $46.0 million in the year ended September 30, 2008 is primarily attributable to cash paid, net of cash acquired, of $55.6 million related to our acquisition of Procuri in the year ended September 30, 2008, partially offset by cash flows from operations of in the year ended September 30, 2008.

The decrease in working capital of $77.1 million in the year ended September 30, 2008 is primarily attributed to cash paid, net of cash acquired, of $55.6 million related to our acquisition of Procuri and the impact to our current liabilities of the increase in current deferred revenues of $19.4 million in the year ended September 30, 2008.

Net cash from operating activities was $21.6 million for the year ended September 30, 2008, compared to net cash from operating activities of $16.6 million for the year ended September 30, 2007. Cash flows from operating activities increased $5.0 million primarily due an increase in cash flows from operating activities associated with the management of our accounts payable which resulted in a decrease of $6.9 million in prepaid expenses and an increase from improved results of operations, excluding non-cash charges, partially offset by an increase of $4.6 million in cash payments for restructuring obligations, primarily associated with severance benefit costs in connection with our acquisition of Procuri.

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

Net cash provided by investing activities was $5.9 million for the year ended September 30, 2008, compared to net cash used in investing activities of $11.0 million for the year ended September 30, 2007. The increase of

$16.9 million is primarily attributable to an increase in sales of investments, net of purchases of $73.6 million. This was partially offset by cash paid of $55.6 million as a result of our acquisition of Procuri in the year ended September 30, 2008. Capital expenditures were relatively consistent in the years ended September 30, 2008 and 2007.

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

Net cash used in financing activities was $809,000 for the year ended September 30, 2008, compared to net cash provided by financing activities of $3.0 million for the year ended September 30, 2007. The repurchase of common stock in both periods represents shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees. Proceeds from the issuance of common stock in both periods are attributed to stock option exercises and the employee stock purchase plan.

Net cash provided by financing activities was $3.0 million for the year ended September 30, 2007, compared to net cash provided by financing activities of $5.0 million for the year ended September 30, 2006. The repurchase of common stock in both periods represents shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees. Proceeds from the issuance of common stock in both periods are attributed to stock option exercises and the employee stock purchase program. The decrease in net cash provided by financing activities in the year ended September 30, 2007 of $2.0 million is attributed to a change in the terms of the employee stock purchase plan in August 2006 whereby the option component of the plan was eliminated.

As of September 30, 2008, we did not have any commitments for capital expenditures.

Contractual obligations

Our primary contractual obligations are under our operating leases and letters of credit, which are discussed below.

In March 2000, we entered into a facility lease agreement for 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for our headquarters. The operating lease term commenced in 2001 and ends in January 2013. We occupy 150,000 square feet in this facility, and currently sublease over two buildings totaling 396,000 square feet to third parties. These subleases expire in January 2013. The remaining 170,000 square feet is available for sublease. Minimum monthly lease payments are $3.2 million and escalate annually, with the total future minimum lease payments amounting to $184.8 million over the remaining lease term. As part of this lease agreement, we are required to issue standby letters of credit backed by cash equivalents, totaling $28.8 million as of September 30, 2008, as a form of security through fiscal year 2013. Also, we are required by other lease agreements to hold an additional $802,000 of standby letters of credit, which are cash collateralized. These instruments are issued by our banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $29.6 million is classified as restricted cash on our consolidated balance sheet as of September 30, 2008.

We also occupy 91,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. This location consists principally of our services organization and administrative activities.

Future minimum lease payments and sublease income under noncancelable operating leases for the next five years and thereafter are as follows as of September 30, 2008 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income	Net Obligations
2009	$46,807	$(11,410)	$35,397
2010	47,313	(12,435)	34,878
2011	48,051	(13,129)	34,922
2012	49,993	(13,831)	36,162
2013	19,731	(4,507)	15,224
Thereafter	10,723	—	10,723

Total	$222,618	$(55,312)	$167,306

The above table represents our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the specific timing and actual amounts of payments.

Of the total operating lease commitments as of September 30, 2008 noted above, $73.7 million is for occupied properties and $148.9 million is for abandoned properties, which are a component of the restructuring obligation.

Other than the lease commitments and letters of credit discussed above, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of September 30, 2008.

Off-balance sheet arrangements

We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

Anticipated cash flows

We expect to incur significant operating costs, particularly related to services delivery costs, sales and marketing, research and development and restructuring costs, for the foreseeable future in order to execute our business plan. We anticipate that such operating costs will constitute a use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenues, our ability to manage infrastructure costs, the outcome of our subleasing activities related to abandoned excess leased facilities and ongoing regulatory and legal proceedings.

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

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include revenue recognition policies, the assessment of recoverability of goodwill and other intangible assets, restructuring obligations related to abandoned operating leases, the fair value of certain marketable securities, contingencies related to the collectibility of accounts receivable and pending litigation and accounting for income taxes. These policies and our practices related to these policies are described below and in Note 1 of Notes to Consolidated Financial Statements.

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

When revenue associated with multiple element arrangements is recognized and one element in that arrangement has fair value, we first allocate revenue on the statement of operations to those elements for which evidence of fair value is available and the residual is allocated to those elements that do not have fair value.

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

Recoverability of goodwill

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines in the past. We performed the annual assessment in the fourth quarter of fiscal years 2008, 2007 and 2006 and no indication of goodwill impairment was noted. The balance of goodwill is $406.5 million as of September 30, 2008, and there can be no assurances that future goodwill impairments will not occur.

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

Lease abandonment costs

We initially recorded a significant restructuring charge in the third quarter of fiscal year 2001 upon abandoning certain operating leases as part of a program to restructure our operations and related facilities. In the years ended September 30, 2005, 2004, 2003 and 2002, we revised our original estimates and expectations for our corporate headquarters and field offices disposition efforts as a result of changed estimates of sublease rental projections.

During the year ended September 30, 2006, we revised our estimates for sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market and sublease commencement dates, resulting in a charge of $24.4 million. The remaining charge in the year ended

September 30, 2006 was related to property taxes of $942,000 based on a property tax audit assessment related to fiscal years 2003 through 2006 (see Note 7 of Notes to Consolidated Financial Statements for further discussion) and an adjustment to the Company’s restructuring obligation related to a prior period. The cumulative understatement of expenses for periods prior to the year ended September 30, 2006 was approximately $730,000. We concluded that the effect of the adjustment was not material to fiscal year 2006 and the prior periods. We recorded the cumulative understatement as an increase in restructuring and integration expense and to total operating expenses during the year ended September 30, 2006. During the year ended September 30, 2006, we also recorded a $472,000 decrease to the restructuring obligation due to the assignment of a lease of an excess legacy FreeMarkets facility. The reversal of the remaining obligation related to this facility was recorded as a decrease to goodwill.

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

During the year ended September 30, 2008, we recorded a charge to operations of $10.1 million. During the year, we evaluated our space in Sunnyvale, California headquarters, and ceased use of approximately 54,000 square feet and recorded lease abandonment costs of $7.1 million and leasehold impairments of $1.5 million. We also recorded a charge in the year ended September 30, 2008 related to severance benefit costs of approximately $2.7 million in connection with our acquisition of Procuri and to better align our expenses with our revenues and to enable our investment in certain growth initiatives. These amounts were partially offset by a benefit to operations of $549,000 primarily related to an agreement with Efficient Frontier to sublease approximately 44,000 square feet of space at our Sunnyvale, California headquarters through January 2013. The remaining benefit during the year was for property taxes of approximately $557,000 related to abandoned facilities in California based on a revised property tax assessment and notice of refund received in June 2008 related to fiscal years 2003 through 2006.

Lease abandonment costs for the abandoned facilities were estimated to include remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sublessees and sublease rates using market trend information analyses provided by a commercial real estate brokerage firm retained by us. We review these estimates each quarterly reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. See Notes 7 of Notes to Consolidated Financial Statements.

Our lease abandonment accrual is net of $73.4 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $55.3 million as of September 30, 2008 and the remainder of anticipated sublease income represents management’s estimate of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at September 30, 2008, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on our operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on our Sunnyvale, California headquarters by approximately $1.7 million as of September 30, 2008.

Fair value of marketable securities

We hold a variety of interest-bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. As of September 30, 2008, we held $19.1 million of student loan securities that failed to settle in auctions commencing February 2008 and $4.9 million of commercial paper and credit derivative products that failed to settle in auctions commencing August 2007. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Contractual maturity dates for these ARS investments range from 2016 to 2047. All of the ARS investments are investment grade quality and were in compliance with our investment policy at the time of acquisition. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. As of September 30, 2008, we have classified the entire ARS investment balance as long-term investments on our consolidated balance sheet because of our current inability to predict that these investments will be available for settlement within the next twelve months. We have also modified our current investment strategy and increased our investments in more liquid money market instruments.

Typically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While we continue to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value.

We have used a discounted cash flow model (“DCF”) to determine the estimated fair value of our investment in ARS as of September 30, 2008. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $19.1 million of student loan securities and $4.9 million of commercial paper and credit derivative products was adjusted by 300 basis points (“bps”) and 350 bps, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on this assessment of fair value, we determined there was a decline in the fair value of our ARS investments of $3.5 million, all of which was deemed temporary.

The Company reviews its impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net loss for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. In evaluating the impairment of each ARS, the Company classified such impairment as temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment for a period of time sufficient to allow for the recovery in market value to par. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, the Company may, in the near future, conclude that an other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $3.5 million currently accounted for as a temporary decline.

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

Taxes

Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the global tax implications are known.

The amount of income tax we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates.

On October 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.

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

Foreign Currency Risk

We develop products primarily in the United States and India and market our products primarily in the United States, Europe and Asia. As a result, our financial results have been and could in the future be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If any of the events described above were to continue to occur, our net sales could be seriously impacted, since a large portion of our net sales are derived from international operations. For the years ended September 30, 2008, 2007 and 2006, approximately 31%, 29% and 30%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of September 30, 2008 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain (Loss) in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	3,500	$5,446	$508
Swiss Franc	Buy	1,200	1,104	(33)
Czech Koruna	Buy	15,000	965	(48)
Singapore Dollar	Buy	1,200	882	(22)

Total			$8,397	$405

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of September 30, 2008.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains or losses of approximately $840,000. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures. We do not expect material exchange rate gains and losses from other foreign currency exposures.

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

	Year Ending September 30, 2009	Year Ending September 30, 2010	Year Ending September 30, 2011	Year Ending September 30, 2012	Year Ending September 30, 2013	Thereafter	Total
Cash equivalents	$70,890	$—	$—	$—	$—	$—	$70,890
Average interest rate	2.79%	—	—	—	—	—	2.79%
Investments	$—	$—	$—	$—	$—	$20,525	$20,525
Average interest rate	—	—	—	—	—	3.32%	3.32%
Restricted cash	$—	$—	$466	$—	$29,175	$—	$29,641
Average interest rate	—	—	3.70%	—	3.70%	—	3.70%

Total investment securities	$70,890	$—	$466	$—	$29,175	$20,525	$121,056

The table above does not include uninvested cash of $15.9 million held as of September 30, 2008. Total cash, cash equivalents, marketable securities, long-term investments and restricted cash as of September 30, 2008 was $137.0 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and the related notes thereto, of the Company and the Reports of Independent Registered Public Accounting Firms are filed as a part of this Form 10-K.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Ariba, Inc.

We have audited the accompanying consolidated balance sheets of Ariba, Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ariba, Inc. and subsidiaries as of September 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ariba, Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2008 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FIN 48: Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, effective October 1, 2007.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

November 18, 2008

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$86,804	$61,311
Marketable securities	—	83,667
Restricted cash	—	820
Accounts receivable, net of allowance for doubtful accounts of $1,938 and $1,973 in 2008 and 2007, respectively	28,968	29,130
Prepaid expenses and other current assets	7,859	10,743

Total current assets	123,631	185,671
Property and equipment, net	19,773	20,230
Long-term investments	20,525	8,048
Restricted cash, less current portion	29,641	29,200
Goodwill	406,507	326,101
Other intangible assets, net	23,965	10,461
Other assets	3,419	3,875

Total assets	$627,461	$583,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,202	$10,882
Accrued compensation and related liabilities	21,480	24,192
Accrued liabilities	15,677	18,976
Restructuring obligations	19,925	19,065
Deferred revenue	95,519	76,110
Deferred income—Softbank	—	566

Total current liabilities	164,803	149,791
Deferred rent obligations	18,174	22,628
Restructuring obligations, less current portion	41,121	52,106
Deferred revenue, less current portion	6,396	7,917
Other liabilities	5,949	—

Total liabilities	236,443	232,442

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $.002 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.002 par value; 1,500,000 shares authorized; 86,928 and 78,628 shares issued and outstanding as of September 30, 2008 and 2007, respectively	174	157
Additional paid-in capital	5,154,137	5,067,993
Accumulated other comprehensive (loss) income	(3,094)	1,112
Accumulated deficit	(4,760,199)	(4,718,118)

Total stockholders’ equity	391,018	351,144

Total liabilities and stockholders’ equity	$627,461	$583,586

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended September 30,
	2008	2007 (1)	2006 (1)
Revenues:
Subscription and maintenance	$187,150	$142,309	$130,057
Services and other	140,910	159,358	165,959

Total revenues	328,060	301,667	296,016

Cost of revenues:
Subscription and maintenance	40,088	32,709	27,039
Services and other	94,189	114,615	131,551
Amortization of acquired technology and customer intangible assets	14,257	14,074	15,702

Total cost of revenues	148,534	161,398	174,292

Gross profit	179,526	140,269	121,724

Operating expenses:
Sales and marketing	110,834	93,904	82,456
Research and development	52,270	51,159	50,085
General and administrative	48,919	39,780	32,850
Other income—Softbank	(566)	(13,564)	(13,585)
Amortization of other intangible assets	739	525	800
Restructuring and integration costs (benefit)	10,108	(4,194)	26,321
Litigation provision	5,900	—	—

Total operating expenses	228,204	167,610	178,927

Loss from operations	(48,678)	(27,341)	(57,203)
Interest and other income, net	8,359	14,301	10,935

Net loss before income taxes	(40,319)	(13,040)	(46,268)
Provision for income taxes	743	1,937	1,533

Net loss	$(41,062)	$(14,977)	$(47,801)

Net loss per share—basic and diluted	$(0.53)	$(0.21)	$(0.73)

Weighted average shares used in computing net loss per share—basic and diluted	77,318	70,106	65,924

Comprehensive loss:
Net loss	$(41,062)	$(14,977)	$(47,801)

Unrealized (loss) gain on investments	(3,005)	(510)	128
Foreign currency translation adjustment	(1,201)	772	626
Cash flow hedge	—	—	(290)

Other comprehensive (loss) income	(4,206)	262	464

Comprehensive loss	$(45,268)	$(14,715)	$(47,337)

(1)	The Company made certain reclassifications to prior year amounts to conform to the current year presentation, none of which affected net loss or net loss per share. See Note 1 of Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at September 30, 2005	71,736,681	$143	$5,023,965	$(35,537)	$3,011	$(4,655,340)	$336,242
SFAS No. 123R adjustment	—	—	(37,656)	35,537	—	—	(2,119)
Exercise of stock options	407,681	1	2,799	—	—	—	2,800
Issuance of common stock	1,005,330	2	5,344	—	—	—	5,346
Issuance of restricted stock, net of cancellations	2,656,798	6	(6)	—	—	—	—
Exchange and retirement of employee-owned mature stock for taxes	(395,850)	(1)	(3,133)	—	—	—	(3,134)
Amortization of stock-based compensation	—	—	41,225	—	—	—	41,225
Unrealized investment gain, net	—	—	—	—	128	—	128
Foreign currency translation adjustment	—	—	—	—	626	—	626
Cash flow hedge	—	—	—	—	(290)	—	(290)
Net loss	—	—	—	—	—	(47,801)	(47,801)

Balances at September 30, 2006	75,410,640	151	5,032,538	—	3,475	(4,703,141)	333,023
Exercise of stock options	506,201	1	2,772	—	—	—	2,773
Issuance of common stock	925,788	2	3,795	—	—	—	3,797
Issuance of restricted stock, net of cancellations	2,169,357	4	(4)	—	—	—	—
Exchange and retirement of employee-owned mature stock for taxes	(383,977)	(1)	(3,557)	—	—	—	(3,558)
Amortization of stock-based compensation	—	—	32,449	—	—	—	32,449
Unrealized investment loss, net	—	—	—	—	(510)	—	(510)
Foreign currency translation adjustment	—	—	—	—	772	—	772
Realized gain on translation adjustments	—	—	—	—	(2,625)	—	(2,625)
Net loss	—	—	—	—	—	(14,977)	(14,977)

Balances at September 30, 2007	78,628,009	157	5,067,993	—	1,112	(4,718,118)	351,144
FIN 48 adjustment (Note 6)	—	—	—	—	—	(1,019)	(1,019)
Exercise of stock options	385,011	1	2,271	—	—	—	2,272
Issuance of common stock	626,336	1	4,121	—	—	—	4,122
Issuance of common stock related to the Procuri acquisition	4,060,164	8	46,103	—	—	—	46,111
Issuance of restricted stock, net of cancellations	3,779,206	8	(8)	—	—	—	—
Exchange and retirement of employee-owned mature stock for taxes	(551,046)	(1)	(7,202)	—	—	—	(7,203)
Amortization of stock-based compensation	—	—	40,859	—	—	—	40,859
Unrealized investment loss, net	—	—	—	—	(3,005)	—	(3,005)
Foreign currency translation adjustment	—	—	—	—	(1,201)	—	(1,201)
Net loss	—	—	—	—	—	(41,062)	(41,062)

Balances at September 30, 2008	86,927,680	$174	$5,154,137	$—	$(3,094)	$(4,760,199)	$391,018

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2008	2007	2006
Operating activities:
Net loss	$(41,062)	$(14,977)	$(47,801)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provisions for (recovery of) doubtful accounts	506	(267)	131
Depreciation and amortization	22,899	21,609	23,351
Stock-based compensation	40,859	32,449	41,225
Restructuring	10,108	(4,194)	26,321
Realized gains—currency translation adjustment	—	(2,625)	—
Impairment of equity investments	—	—	149
Changes in operating assets and liabilities:
Accounts receivable	3,609	2,801	10,095
Prepaid expenses and other assets	5,948	(945)	(783)
Accounts payable	1,225	1,019	709
Accrued compensation and related liabilities	(3,687)	(502)	(5,352)
Accrued liabilities	(7,914)	(3,554)	(3,067)
Deferred revenue	13,258	18,351	8,200
Deferred income—Softbank	(566)	(13,564)	(13,585)
Restructuring obligations	(23,592)	(19,028)	(17,055)

Net cash provided by operating activities	21,591	16,573	22,538

Investing activities:
Cash paid for acquisitions, net of cash acquired	(55,638)	—	—
Purchases of property and equipment	(7,657)	(7,410)	(5,085)
Proceeds from maturities and sales of investments	97,953	145,725	121,681
Purchases of investments	(29,768)	(151,181)	(155,071)
Allocation from restricted cash, net	1,022	1,830	1,425

Net cash provided by (used in) investing activities	5,912	(11,036)	(37,050)

Financing activities:
Proceeds from issuance of common stock	6,394	6,570	8,146
Repurchase of common stock	(7,203)	(3,558)	(3,134)

Net cash (used in) provided by financing activities	(809)	3,012	5,012

Effect of exchange rate changes on cash and cash equivalents	(1,201)	765	588
Net increase (decrease) in cash and cash equivalents	25,493	9,314	(8,912)
Cash and cash equivalents at beginning of year	61,311	51,997	60,909

Cash and cash equivalents at end of year	$86,804	$61,311	$51,997

Supplemental disclosures of cash flow information:
Net cash paid for income taxes	$1,816	$2,461	$1,516

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

Reclassifications

As license revenues are less than 10% of total revenues in each of the periods in the 3-year period ended September 30, 2008, the Company reclassified $18.2 million and $23.9 million of license revenues from revenues—license in the years ended September 30, 2007 and 2006 to revenues-subscription and maintenance and revenues-services and other. The Company also reclassified $1.7 million and $2.0 million of license cost of revenues from cost of revenues—license in the years ended September 30, 2007 and 2006 to cost of revenues-services and other. The following table reflects the effects of the license reclassification for the years ended September 30, 2007 and 2006 (in thousands):

	Year Ended September 30, 2007		Year Ended September 30, 2006
	As Previously Reported	As Reclassified	As Previously Reported	As Reclassified
Revenues—license	$18,215	$—	$23,914	$—
Revenues—subscription and maintenance	$140,606	$142,309	$126,626	$130,057
Revenues—services and other	$142,846	$159,358	$145,476	$165,959

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates. The items that are significantly impacted by estimates include revenue recognition, the assessment of recoverability of goodwill and other intangible assets, restructuring obligations related to abandoned operating leases, the fair value of certain marketable securities, contingencies related to the collectibility of accounts receivable and pending litigation and accounting for income taxes. In addition, we use assumptions to estimate the fair value of stock-based compensation.

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

Marketable securities and long-term investments

The Company holds a variety of interest-bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. As of September 30, 2008, the Company holds $19.1 million of student loan securities that failed to settle in auctions commencing February 2008 and $4.9 million of commercial paper and credit derivative products that failed to settle in auctions commencing August 2007. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Contractual maturity dates for these ARS investments range from 2016 to 2047. All of the ARS investments are investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. As of September 30, 2008, the Company has classified the entire ARS investment balance as long-term investments on its consolidated balance sheet because of its current inability to predict that these investments will be available for settlement within the next twelve months. The Company has also modified its current investment strategy and increased its investments in more liquid money market instruments.

Typically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value.

The Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value of its investment in ARS as of September 30, 2008. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $19.1 million of student loan securities and $4.9 million of commercial paper and credit derivative products was adjusted by 300 basis points (“bps”) and 350 bps, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on this assessment of fair value, the Company determined there was a decline in the fair value of its ARS investments of $3.5 million, all of which was deemed temporary.

The Company reviews its impairments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the Financial Accounting Standards Board (“FASB”) and Security and Exchange Commission (“SEC”) in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net loss for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. In evaluating the impairment of each ARS, the Company classified such impairment as temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment for a period of time sufficient to allow for the recovery in market value to par. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, the Company may, in the near future, conclude that an other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $3.5 million currently accounted for as a temporary decline.

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

No customer accounted for more than 10% of total revenues for the years ended September 30, 2008, 2007 and 2006. No customer accounted for more than 10% of net accounts receivable as of September 30, 2008. However, one customer accounted for more than 10% of net accounts receivable as of September 30, 2007.

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

Derivative financial instruments and foreign currency management

The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the foreign subsidiaries’ financial statements are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translations of foreign subsidiary financial statements are reported in accumulated other comprehensive income. Gains or losses on foreign currency transactions are recognized in current operations in interest and other income, net. The Company recognized gains of approximately $2.9 million, $2.2 million and $892,000 for the years ended September 30, 2008, 2007 and 2006, respectively.

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

The forward foreign exchange contracts require the Company to exchange foreign currencies for U.S. dollars or vice versa and such contracts generally mature in six months or less. These contracts are marked to market through operations each period. As of September 30, 2008, the Company’s outstanding foreign exchange contracts were in Euros (EUR), Swiss Francs (CHF), Czech Koruna (CZK) and Singapore Dollars (SGD) and had a notional amount of $8.4 million, and these contracts had remaining maturities of three months or less. As of September 30, 2007, the Company’s outstanding foreign exchange contracts in Euros (EUR), Japanese Yen (JPY), Swiss Francs (CHF), Czech Koruna (CZK), Singapore Dollars (SGD) and British Pounds (GBP) had a notional amount of $6.0 million, and these contracts had remaining maturities of three months or less.

In January 2005, the Company hedged a portion of the net assets of Ariba Korea, Ltd. (“Ariba Korea”) using foreign currency forward contracts (Korean Won) to offset the translation and economic exposures related to anticipated cash flows from this subsidiary. The Korean Won hedge was entered into to minimize currency risk arising from cash held in Korean Won as a result of the Softbank Corp. settlement in October 2004. The change in fair value of the Korean Won forward contract attributable to the changes in forward exchange rates (the effective portion) was reported in stockholders’ equity in the periods prior to the cash being repatriated. In the year ended September 30, 2007, the Company recorded a net realized gain of $2.2 million associated with the repatriation of cash from Ariba Korea and liquidation of the Ariba Korea entity, which is comprised of a $2.5 million gain from foreign currency translation adjustments and a $285,000 realized loss on the Korean Won cash flow hedge.

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

Goodwill and other intangible assets

Purchased other intangible assets with finite lives are amortized over the estimated economic lives of the assets, generally ranging from one to five years, and reviewed for impairment in accordance with SFAS No. 144. Goodwill and purchased other intangible assets determined to have indefinite useful lives are not amortized but are reviewed for impairment annually and more frequently if events and circumstances indicate the assets may be impaired and the carrying value may not be recoverable. The Company has no identifiable intangible assets with indefinite lives as of September 30, 2008.

Factors the Company considers important that could trigger an impairment review of goodwill include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and decreases in the Company’s market capitalization below the recorded amount of the Company’s net assets for a sustained period. The Company’s stock price is highly volatile and has experienced significant declines since January 2004. The Company performed the annual assessment in the fourth quarter of fiscal years 2008, 2007 and 2006 and no indication of impairment was noted. The balance of goodwill is $406.5 million as of September 30, 2008, and there can be no assurances that future goodwill impairments will not occur.

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

When revenue associated with multiple element arrangements is recognized and more than one element in that arrangement does not have fair value, the Company first allocates revenue on the statement of operations to those elements for which evidence of fair value is available and the residual is allocated to those elements that do not have fair value.

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

The Company follows the guidance set forth in SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in accounting for the development of its on-demand application service. SOP 98-1 requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and to amortize such costs over the software’s estimated useful life, which is three years. At September 30, 2008, the Company had approximately $2.1 million of capitalized software related to our enterprise resource planning system implementation that was not yet in use and, as such, was not yet being amortized.

Advertising expense

Advertising costs are expensed as incurred and totaled $606,000, $743,000 and $154,000 during the years ended September 30, 2008, 2007 and 2006, respectively.

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

The Company did not grant stock options in the years ended September 30, 2008 and 2007. The Company granted 8,600 options in the year ended September 30, 2006. The fair value of options granted were estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions: expected life of 2.5 years, risk-free interest rate of 4.37%, volatility of 79% and dividend yield of 0%.

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

During the year ended September 30, 2007, the Company accelerated approximately 259,000 unvested stock options, which resulted in approximately $1.0 million of compensation cost. During the years ended September 30, 2008, 2007 and 2006, the Company recorded $677,000, $2.4 million and $9.4 million, respectively, of stock-based compensation expense associated with employee and director stock options and employee stock purchase plan programs.

During the years ended September 30, 2008, 2007 and 2006, the Company granted 2.7 million, 1.9 million and 3.6 million shares, respectively, of restricted common stock to executive officers and certain employees with a fair value of $31.3 million, $17.5 million and $31.7 million, respectively. These amounts are being amortized in accordance with SFAS 123R, over the vesting period of the individual restricted common stock grants, which are two to three years.

During the year ended September 30, 2008, the Company also granted 1.0 million shares of restricted common stock to executive officers and certain key employees with a fair value of $12.2 million, whose vesting and the number of shares were contingent upon meeting performance milestones related to subscription software revenues for the year ended September 30, 2008 and upon subsequent service periods. The number of shares that will vest upon meeting the performance milestones and subsequent service periods is up to 200%, or 2.1 million shares with a fair value of $24.4 million. The shares vest one-third upon the achievement of the performance milestone, one-third upon service on the first anniversary of achievement of the performance milestone and one-third upon service on the second anniversary of achievement of the performance milestone. The performance milestone was achieved at 200% in the year ended September 30, 2008 and compensation expense is recorded based upon the fair value based on the closing price on the date of grant over the vesting period, or three years.

During the years ended September 30, 2008, 2007 and 2006, the Company recorded $37.4 million, $27.5 million and $30.4 million, respectively, of stock-based compensation expense associated with restricted stock grants. As of September 30, 2008, there was $31.8 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan (the “401(k) Plan”) in the form of common stock with a value of $2.7 million, $2.5 million and $1.4 in the years ended September 30, 2008, 2007 and 2006, respectively.

Total stock-based compensation of $40.9 million, $32.4 million and $41.2 million was recorded in the years ended September 30, 2008, 2007 and 2006, respectively, to various cost and operating expense categories as follows (in thousands):

	Year Ended September 30,
	2008	2007	2006
Cost of revenues—subscription and maintenance	$2,262	$2,023	$2,309
Cost of revenues—services and other	5,758	7,169	9,344
Sales and marketing	15,915	10,102	13,681
Research and development	6,226	5,199	6,670
General and administrative	10,698	7,956	9,221

Total	$40,859	$32,449	$41,225

Income taxes

Income taxes are computed using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The Company has recorded a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.

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

Adoption of accounting standards and new accounting standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In October 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active, which clarifies the application of SFAS No. 157 when the market for a financial asset is inactive. Specifically, FSP No. 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The provisions of SFAS No. 157 and FSP No. 157-3 are effective for the fiscal year beginning October 1, 2008. The Company does not expect that the adoption of SFAS No. 157 and FSP No. 157-3 will have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157. SFAS No. 159 is effective October 1, 2008. The Company does not expect that the adoption of SFAS No. 159 will have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will evaluate the impact of the provisions of SFAS No. 141(R) and will adopt this standard on October 1, 2009.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), Business Combinations. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company will evaluate the impact the provisions of FSP No. 142-3 and will adopt this standard on October 1, 2009.

Note 2—Business Combination

On December 17, 2007, the Company acquired Procuri, Inc. (“Procuri”), a privately held company headquartered in Atlanta, Georgia, to expand its on-demand supply management solutions. The Company has included the financial results of Procuri in its consolidated financial results effective December 17, 2007. The total purchase price for Procuri was $103.2 million which consisted of $55.6 million in cash paid to acquire the outstanding common stock of Procuri and to settle Procuri’s outstanding debt, $46.1 million of the Company’s common stock (based on the issuance of 4.1 million shares of Ariba common stock) and $1.5 million for transaction costs. For the purposes of the purchase price calculation, the deemed fair value of the Ariba common stock issued in the merger was $11.36 per share, which is equal to Ariba’s average closing price per share as reported on the Nasdaq Global Market for each trading day during the period beginning two days before the acquisition date and ending on the acquisition date of December 17, 2007. A total of $9.2 million of cash remains in escrow by a third-party escrow agent for indemnification claims. The escrow shall be released 18 months after the closing of the merger, subject to claims against the escrow. There is an additional indemnification obligation of $7.0 million by the stockholders of Procuri outside the escrow that shall expire 30 months after the closing of the merger with respect to certain intellectual property and tax representations.

The acquisition was accounted for using the purchase method of accounting, and accordingly the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since December 17, 2007, the results of operations of Procuri have been included in the Company’s consolidated statements of operations. The Company is still in the process of finalizing the valuation of the acquired assets and liabilities, and therefore the purchase price allocation is preliminary and subject to change once finalized. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of non-income based taxes. The following is a summary of the preliminary allocation of purchase price (in thousands):

Allocation of total purchase price:
Cash and cash equivalents	$1,426
Restricted cash	643
Accounts receivable, net	3,953
Prepaid expenses and other current assets	2,607
Property and equipment, net	1,250

Total tangible assets acquired	9,879

Accounts payable	95
Accrued compensation and related liabilities	975
Accrued liabilities	7,023
Deferred revenue	4,630
Restructuring obligations	2,888

Total liabilities assumed	15,611

Net tangible liabilities assumed	(5,732)
Goodwill	80,406
Identified intangible assets	28,500

Total purchase price allocation	$103,174

Restructuring obligations include $2.1 million in employee severance costs, primarily consisting of research and development and corporate infrastructure personnel, and $795,000 in lease abandonment costs arising from the acquisition. See Note 7 for additional information on restructuring accruals.

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

	$28,500

The following unaudited pro forma financial information is presented to reflect the results of operations for the year ended September 30, 2008 and 2007 as if the acquisition of Procuri had occurred on October 1, 2006. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on October 1, 2006 and may not be indicative of future operating results (in thousands, except per share amounts):

	Year Ended September 30, (unaudited)
	2008	2007
Revenues	$332,082	$318,167
Net loss	$(45,785)	$(39,119)
Net loss per share—basic and diluted	$(0.57)	$(0.53)
Weighted average shares—basic and diluted	80,718	74,166

Note 3—Balance Sheet Components

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

Changes in the allowance for doubtful accounts for the years ended September 30, 2008, 2007 and 2006 are as follows (in thousands):

Classification	Balance at Beginning of Period	Additions		Balance at End of Period
		Expense/ (Recovery)	Deductions/ Write- offs (a)
Year ended September 30, 2008
Allowance for doubtful accounts	$1,973	$506	$(541)	$1,938
Year ended September 30, 2007
Allowance for doubtful accounts	$3,011	$(267)	$(771)	$1,973
Year ended September 30, 2006
Allowance for doubtful accounts	$4,764	$131	$(1,884)	$3,011

(a)	Amounts written off as uncollectible or recovered by payment.

Property and equipment and their related useful lives consisted of the following as of September 30, 2008 and 2007 (in thousands):

	September 30,
	2008	2007
Computer equipment and software (2 to 3 years)	$63,348	$59,898
Office equipment (2 years)	6,685	8,260
Furniture and fixtures (5 years)	17,347	17,309
Leasehold improvements (lesser of lease term or economic life)	21,763	23,221

	109,143	108,688
Less accumulated depreciation and amortization	(89,370)	(88,458)

Total property and equipment, net	$19,773	$20,230

Depreciation and amortization expense of property and equipment totaled $7.9 million, $7.0 million and $6.8 million for the years ended September 30, 2008, 2007 and 2006, respectively.

Included in the other assets balance of $3.9 million as of September 30, 2007 is approximately $905,000 of prepaid acquisition costs related to the acquisition of Procuri that was pending as of such date and consisting of payments to financial advisors and other professional fees. This amount was included in the purchase price allocation related to the Procuri acquisition. See Note 2 of Notes to Consolidated Financial Statements.

Accrued liabilities consisted of the following as of September 30, 2008 and 2007 (in thousands):

	September 30,
	2008	2007
Accrued taxes	$6,258	$11,610
Other accrued liabilities	9,419	7,366

Accrued liabilities	$15,677	$18,976

Included in the accrued taxes balance of $11.6 million as of September 30, 2007 is approximately $5.0 million, which was reclassified to long-term liabilities upon the adoption of FIN 48.

Note 4—Investments

The following is a summary of cash equivalents and available-for-sale securities as of September 30, 2008 and 2007 (in thousands):

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$70,890	$—	$—	$70,890
Corporate notes and bonds	24,040	—	(3,515)	20,525

	$94,930	$—	$(3,515)	$91,415

Included in cash and cash equivalents	$70,890	$—	$—	$70,890
Included in long-term investments	24,040	—	(3,515)	20,525

	$94,930	$—	$(3,515)	$91,415

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$44,424	$—	$—	$44,424
Corporate notes and bonds	92,225	—	(510)	91,715

	$136,649	$—	$(510)	$136,139

Included in cash and cash equivalents	$44,424	$—	$—	$44,424
Included in marketable securities	84,177	—	(510)	83,667
Included in long-term investments	8,048	—	—	8,048

	$136,649	$—	$(510)	$136,139

The following is a summary of the Company’s available-for-sale securities based on contractual maturities (in thousands):

	September 30,
	2008	2007
Due in one year or less	$—	$—
Due after one year through two years	—	—
Due after two years through three years	—	8,048
Due after three years	20,525	83,667

	$20,525	$91,715

The long-term investments and marketable securities as of September 30, 2008 and 2007, respectively, due after three years are primarily auction rate securities. The Company had $3.5 million and $510,000 of gross unrealized losses on auction rate securities as of September 30, 2008 and 2007, respectively. Based on the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and because the Company has the ability and intent to hold these investments until a recovery of the par value, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2008 (see Note 1 of Notes to Consolidated Financial Statements). The losses are currently recorded within stockholder’s equity.

Note 5—Goodwill and Other Intangible Assets

The table below reflects changes or activity in the balances related to goodwill for the two years ended September 30, 2008 (in thousands):

Net carrying amount
Goodwill balance as of September 30, 2006	$326,101
Goodwill adjustments	—

Goodwill balance as of September 30, 2007	326,101
Goodwill related to Procuri	80,406

Goodwill balance as of September 30, 2008	$406,507

For the year ended September 30, 2008, the Company recorded an $80.4 million increase to goodwill due to the purchase price allocation related to the Procuri acquisition. See Note 2 of Notes to Consolidated Financial Statements.

For purposes of the Company’s annual goodwill impairment tests, the goodwill balance as of September 30, 2008 and 2007 has been allocated by management between the three reporting units. The goodwill balance as of September 30, 2008 was $342.4 million, $64.1 million and zero for North America, Europe Middle-East and Africa (“EMEA”) and Asia-Pacific (“APAC”). The goodwill balance as of September 30, 2007 was $274.7 million, $51.4 million and zero for North America, Europe Middle-East and Africa (“EMEA”) and Asia-Pacific (“APAC”), respectively.

The table below reflects changes or activity in the balances related to other intangible assets for the years ended September 30, 2008 and 2007 (in thousands):

		September 30, 2008			September 30, 2007
	Useful Life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	24 months	$13,300	$(11,548)	$1,752	$10,400	$(10,400)	$—
Contracts and related customer relationships	48 to 72 months	80,881	(59,527)	21,354	56,281	(46,415)	9,866
Trade names/trademarks	24 to 60 months	2,200	(1,703)	497	1,800	(1,205)	595
Non-competition agreements	24 months	600	(238)	362	—	—	—

Total		$96,981	$(73,016)	$23,965	$68,481	$(58,020)	$10,461

Amortization of other intangible assets for the year ended September 30, 2008 totaled $15.0 million. Of the total, amortization of $14.3 million related to contracts and related customer relationship and existing software technology was recorded as cost of revenues in the year ended September 30, 2007. Amortization of $739,000 related to trade name/trademark and non-competition agreements was recorded as operating expense in the year ended September 30, 2008.

Amortization of other intangible assets for the year ended September 30, 2007 totaled $14.6 million. Of the total, amortization of $14.1 million related to contracts and related customer relationship and existing software technology was recorded as cost of revenues in the year ended September 30, 2006. Amortization of $525,000 related to trade name/trademark was recorded as operating expense in the year ended September 30, 2007.

Amortization of other intangible assets for the year ended September 30, 2006 totaled $16.5 million. Of the total, amortization of $15.7 million related to contracts and related customer relationship and existing software technology was recorded as cost of revenues in the year ended September 30, 2006. Amortization of $800,000 related to trade name/trademark was recorded as operating expense in the year ended September 30, 2006.

The Company anticipates amortization of existing other intangible assets to total $6.3 million in fiscal year 2009, $4.5 million in fiscal year 2010, $4.1 million in fiscal year 2011, $4.1 million in fiscal year 2012, $4.1 million in fiscal year 2013 and $854,000 thereafter.

Note 6—Income Taxes

The provision for income taxes for the years ended September 30, 2008, 2007 and 2006 was comprised of the following (in thousands):

	Current	Deferred	Total
2008:
Federal	$—	$—	$—
State	211	—	211
Foreign	1,245	(713)	532

Total	$1,456	$(713)	$743

2007:
Federal	$—	$—	$—
State	—	—	—
Foreign	1,937	—	1,937

Total	$1,937	$—	$1,937

2006:
Federal	$—	$—	$—
State	—	—	—
Foreign	1,533	—	1,533

Total	$1,533	$—	$1,533

The Company’s loss before income taxes for the years ended September 30, 2008, 2007 and 2006 consisted of the following components (in thousands):

	2008	2007	2006
Domestic	$(45,932)	$(16,021)	$(51,518)
Foreign	5,613	2,981	5,250

Total pretax loss	$(40,319)	$(13,040)	$(46,268)

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% to the loss before income taxes and actual income tax expense for the years ended September 30, 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006
Computed tax benefit	$(14,112)	$(4,564)	$(16,194)
State taxes, net of federal benefit	(2,362)	(801)	(2,671)
Nondeductible expenses and other permanent differences	1,816	487	(420)
Foreign taxes	(1,433)	659	(305)
Provision to return adjustments	—	(6,462)	—
Other	199	124	(619)
Change in valuation allowance	16,635	12,494	21,742

Total	$743	$1,937	$1,533

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets as of September 30, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred Tax Assets
Accruals and allowances	$78,274	$82,537
Capitalized research and experimentation costs	102,097	107,262
Depreciation and amortization	111,656	125,155
Credit carryforwards	65,134	66,100
Net operating loss and other carryforwards	551,823	521,432

Deferred tax assets	908,984	902,486
Valuation allowance	(898,718)	(897,046)

Deferred tax assets, net of valuation allowance	10,266	5,440
Deferred Tax Liabilities
Unremitted earnings of foreign subsidiaries	—	(1,342)
Acquired intangibles	(9,553)	(4,098)

Net deferred tax assets	$713	$—

Recorded As:
Current deferred tax asset	$40,569	$41,629
Valuation allowance	(40,085)	(41,629)

Net current deferred tax asset	484	—

Non-current deferred tax asset	868,415	860,857
Valuation allowance	(858,633)	(855,417)

Net non-current deferred tax asset	9,782	5,440
Current deferred tax liability	—	(1,342)
Non-current deferred tax liability	(9,553)	(4,098)

Net deferred tax assets	$713	$—

The Company has provided a valuation allowance due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets. The net increase in the total valuation allowance for the years ended September 30, 2008, 2007 and 2006 was $1.7 million, $11.5 million and $21.7 million, respectively. Subsequently recognized tax benefits relating to the valuation allowance as of September 30, 2008 will be allocated as follows (in thousands):

2008
Income tax benefit that would be reported in the consolidated statement of operations	$894,228
Additional paid-in capital	4,490

Total	$898,718

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

As of September 30, 2008, the Company had net operating loss carryforwards for federal, state and foreign tax purposes of approximately $1.4 billion, $793.0 million and $4.2 million, respectively, before consideration of any annual limitation as described above. These federal, state and foreign net operating loss carryforwards expire in various years from fiscal year 2010 through fiscal year 2028, from fiscal year 2009 through fiscal year 2028 and from fiscal year 2010 through fiscal year 2013, respectively. As of September 30, 2008, the Company had research credit carryforwards for federal and state tax purposes of approximately $39.0 million and $25.0 million, respectively. If not utilized, the federal research credit carryforwards will expire in various years from fiscal year 2010 through fiscal year 2024. The state research credit carryforwards will continue indefinitely, except for approximately $99,000 which will expire in fiscal year 2019. The Company also had manufacturer’s credit carryforwards as of September 30, 2008 for state tax purposes of approximately $1.1 million, which will expire in various years from fiscal year 2009 through fiscal year 2012. The Company’s net operating loss and tax credit carryforwards include net operating loss and research credit carryforwards of approximately $270.2 million and $4.9 million, respectively, generated by FreeMarkets, which are subject to annual limitations which could reduce or defer the utilization of those losses and credits.

The undistributed earnings of the foreign subsidiaries is approximately $21.6 million as of September 30, 2008. The Company has decided to permanently reinvest those earnings and accordingly has not provided for any taxes thereon.

On October 1, 2007, the Company adopted FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.

The adoption of FIN 48 resulted in an increase to the Company’s retained deficit of $1.0 million. The Company also reclassified approximately $6.0 million of uncertain tax liabilities to long-term upon adoption of FIN 48 as of October 1, 2007.

The aggregate changes in the balances of our gross unrecognized tax benefits were as follows (in thousands):

Year Ended September 30, 2008
Gross unrecognized tax benefits as of October 1, 2007 (FIN 48 adoption date)	$4,442
Increases related to tax positions from prior fiscal years, including acquisitions	—
Decreases related to tax positions from prior fiscal years	—
Increases related to tax positions taken during fiscal year 2008	122
Lapses of statutes of limitations	(267)
Changes in unrecognized tax benefits due to foreign currency translation	178

Total gross unrecognized tax benefits as of September 30, 2008	$4,475

The Company does not anticipate any significant changes to the unrecognized tax benefits in the next twelve months.

As of September 30, 2008, approximately $4.5 million of unrecognized benefits would affect the Company’s effective tax rate if realized. The Company recognized interest and penalties related to uncertain tax positions in the Company’s provision for income taxes line of the Company’s consolidated statements of operations of $12,000 during fiscal year 2008. The gross amount of interest and penalties accrued as of September 30, 2008 was $1.5 million.

The Company has numerous tax audits in progress globally which could affect its unrecognized tax benefits. At this time, the Company cannot reasonably predict the outcomes of those audits or the impacts on our unrecognized tax benefits. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to the Company’s tax audits. However, there can be no assurances as to the possible outcomes. The Company’s U.S. federal income tax return is open to examination for the fiscal year ended September 30, 2005 and forward. Globally, the Company’s income tax returns are open to examination among various jurisdictions ranging from fiscal year ended September 30, 2002 forward.

Note 7—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 150,000 square feet in this facility. The Company currently subleases two buildings, totaling 396,000 square feet, to third parties. These subleases expire in January 2013. The remaining 170,000 square feet is available for sublease. Minimum monthly lease payments are approximately $3.2 million and escalate annually, with the total future minimum lease payments amounting to $184.8 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit backed by cash equivalents, totaling $28.8 million as of September 30, 2008, as a form of security through fiscal year 2013. Also, the Company is required by other lease agreements to hold an additional $802,000 of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $29.6 million is classified as restricted cash on the Company’s consolidated balance sheet as of September 30, 2008.

The Company also occupies 91,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. This location consists principally of the Company’s services organization and administrative activities.

The Company leases certain equipment, software and its facilities under various noncancelable operating and immaterial capital leases with various expiration dates through 2017. Gross operating rental expense was approximately $24.8 million, $30.9 million and $33.6 million for the years ended September 30, 2008, 2007 and 2006, respectively. Gross operating rental expense was reduced by sublease income of $8.7 million, $14.4 million and $17.2 million for the years ended September 30, 2008, 2007 and 2006, respectively.

Future minimum lease payments and sublease income under noncancelable operating leases for the next five years and thereafter are as follows as of September 30, 2008 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income
2009	$46,807	$11,410
2010	47,313	12,434
2011	48,051	13,129
2012	49,993	13,831
2013	19,731	4,508
Thereafter	10,723	—

Total	$222,618	$55,312

Of the total operating lease commitments as of September 30, 2008 noted above, $73.7 million is for occupied properties and $148.9 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring and integration costs

The Company recorded a charge (benefit) to operations for restructuring and integration costs of $10.1 million, $(4.2) million and $26.3 million for the years ended September 30, 2008, 2007 and 2006, respectively. See disclosure below for a detailed discussion of these amounts.

The following table details accrued restructuring and integration obligations and related activity for the three years ended September 30, 2008 (in thousands):

	Severance and benefits	Lease abandonment costs	Leasehold impairments	Total restructuring and integration costs
Accrued restructuring obligations as of October 1, 2005	$1,684	$84,816	$—	$86,500
Cash paid	(1,915)	(15,140)	—	(17,055)
Total charge to operating expense	273	26,048	—	26,321
Purchase accounting adjustment	—	(472)	—	(472)

Accrued restructuring obligations as of September 30, 2006	42	95,252	—	95,294
Cash paid	(42)	(18,986)	—	(19,028)
Total charge to operating expense	—	(4,194)	—	(4,194)
Reclassification to deferred rent	—	(901)	—	(901)

Accrued restructuring obligations as of September 30, 2007	—	71,171	—	71,171
Cash paid	(4,147)	(19,445)	—	(23,592)
Total charge to operating expense	2,714	5,933	1,461	10,108
Assets impairment applied to asset balances	—	—	(1,461)	(1,461)
Purchase accounting adjustment	2,093	794	—	2,887
Reclassification from deferred rent obligations	—	1,933	—	1,933

Accrued restructuring obligations as of September 30, 2008	$660	$60,386	$—	61,046

Less: current portion				19,925

Accrued restructuring obligations, less current portion				$41,121

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. The Company recorded a charge of $2.7 million for the year ended September 30, 2008 related to severance benefit costs in connection with a workforce reduction initiative associated with the integration of Procuri, to better align its expenses with its revenues and to enable the Company to invest in certain growth initiatives. In addition, the Company assumed liabilities related to the severance of former Procuri employees of $2.1 million.

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

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Mountain View and Sunnyvale, California and Pittsburgh, Pennsylvania. Total lease abandonment costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. As of September 30, 2008, $60.4 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013.

In the year ended September 30, 2008, the Company evaluated our office space in Sunnyvale, California, and ceased use of approximately 54,000 square feet of space in its corporate headquarters. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded lease abandonment costs of $7.1 million and leasehold impairments of $1.5 million.

In June 2008, the Company entered into an agreement with Efficient Frontier, Inc. (“Efficient Frontier”) to sublease approximately 44,000 square feet of space at the Company’s Sunnyvale, California headquarters through January 2013. The impact of the execution of the sublease agreement with Efficient Frontier was a benefit to operations of approximately $549,000 in the year ended September 30, 2008.

Also, in June 2008, based on a revised property tax assessment and notice of refund received from the County of Santa Clara in California related to fiscal years 2003 through 2006, the Company recorded a benefit to the Consolidated Statement of Operations of approximately $1.3 million. Of the total adjustment, $557,000 related to abandoned space and was recorded as a benefit to operations.

In March 2008, the Company entered into an amendment with Motorola, Inc. (“Motorola”) to the sublease dated as of August 24, 2004 between the Company and Motorola. Pursuant to the amendment, Motorola agreed to renew its sublease of approximately 88,000 square feet of space at the Company’s Sunnyvale, California headquarters through January 2013. Also in March 2008, the Company revised its estimates for sublease commencement dates to reflect current market conditions primarily in the Northern California real estate market. The impact of the execution of the amendment to the sublease agreement with Motorola was a benefit to operations of approximately $1.7 million and the impact of the revised estimated sublease commencement dates was a charge to operations of $1.7 million, resulting in a net benefit to operations of $18,000 in the year ended September 30, 2008.

Also during the year ended September 30, 2008, in conjunction with the acquisition of Procuri, the Company recorded an adjustment of $794,000 to the restructuring obligation in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. This restructuring cost was considered part of the preliminary purchase accounting for Procuri.

During the year ended September 30, 2007, the Company entered into the sixth amendment to its lease in Pittsburgh, Pennsylvania, effective January 1, 2007. The amendment extends the lease term for approximately 91,000 square feet of office space that the Company occupies through December 2017. Effective January 1, 2007, the Company also surrendered approximately 91,000 square feet of abandoned space it leased and made a payment of approximately $5.4 million to the landlord concurrent with the landlord’s signing of the sixth amendment in February 2007. The difference between the Company’s lease abandonment reserve associated with this abandoned space and the payment of $5.4 million is approximately $901,000 and is being recognized as contra rent expense over the remaining term of the lease through December 2017.

Also during the year ended September 30, 2007, the Company entered into an amendment with Juniper Networks, Inc. (“Juniper”), the successor in interest to NetScreen Technologies, Inc. (“NetScreen”) to the sublease dated as of October 18, 2002 between the Company and NetScreen. Pursuant to the amendment, Juniper agreed to renew its sublease of approximately 177,000 square feet of space at the Company’s Sunnyvale,

California headquarters through January 2013. In addition, Juniper agreed, effective no later than December 1, 2007, to lease approximately 89,000 square feet of additional space at the Company’s Sunnyvale, California headquarters through January 2013. See also Note 15 of Notes to Consolidated Financial Statements. Also in June 2007, the Company revised its estimates for rental rate projections and sublease commencement dates to reflect current market conditions primarily in the Northern California real estate market. The impact of the execution of the amendment to the sublease agreement with Juniper was a benefit to operations of approximately $7.3 million and the impact of the revised estimated rental rate projections and sub-lease commencement dates was a charge to operations of $3.2 million, resulting in a net benefit to operations of $4.1 million in the year ended September 30, 2007.

During the year ended September 30, 2006, the Company revised its estimates for sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market and sublease commencement dates, resulting in a charge of $24.4 million. The remaining charges in the year ended September 30, 2006 was for property taxes of $942,000 related to abandoned facilities in California based on a property tax assessment related to fiscal years 2003 through 2006 and an adjustment of $730,000 to the Company’s restructuring obligation related to a prior period. The Company concluded that the effect of the adjustment was not material to fiscal year 2006 or the prior periods. The Company recorded the $730,000 understatement as an increase in restructuring and integration expense and to total operating expenses during the year ended September 30, 2006. During the year ended September 30, 2006, the Company also recorded a $472,000 decrease to the restructuring obligation due to the assignment of a lease of an excess legacy FreeMarkets facility. The reversal of the remaining obligation related to this facility has been recorded as a decrease to goodwill.

The Company’s lease abandonment accrual is net of $73.4 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $55.3 million as of September 30, 2008, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at September 30, 2008, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the Company’s Sunnyvale, California headquarters by approximately $1.7 million as of September 30, 2008.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of September 30, 2008.

Other accruals

During fiscal year 2006, the County of Santa Clara in California examined the Company’s personal property tax returns for fiscal years 2003 through 2006 and assessed additional tax and interest of $3.3 million. The Company disagreed with the assessment and had appealed the assessments. In June 2008, based on a revised property tax assessment and notice of refund received from the County of Santa Clara in California related to fiscal years 2003 through 2006, the Company recorded a benefit to the Consolidated Statement of Operations of approximately $1.3 million. Of the total adjustment, approximately $772,000 related to occupied space and was recorded as a benefit to general and administrative in the Consolidated Statement of Operations and approximately $557,000 related to abandoned space and was recorded as a benefit to restructuring and integration in the Consolidated Statement of Operations.

In October 2008, the Compensation Committee of the Board of Directors of the Company elected to eliminate cash bonuses for executives and reduce cash bonuses for certain key employees for the year ended September 30, 2008, resulting in a decrease of approximately $2.2 million in bonus expenses, included within cost of revenue and operating expenses in the fourth quarter of 2008.

In March 2008, the Company changed its paid time off policy for all non-California U.S. employees whereby employees are no longer permitted to carryover unused paid time off from one fiscal year to the subsequent fiscal year. This change resulted in a decrease of approximately $2.1 million in accrued compensation and a related decrease in compensation and benefits expense, included within cost of revenue and operating expenses in the fourth quarter of 2008.

Litigation

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to the Company’s and FreeMarkets’ initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against the Company and FreeMarkets, Inc. (“FreeMarkets”), certain of the two companies’ former officers and directors, and the underwriters who handled the IPOs. These complaints were later consolidated into single class action proceedings related to each IPO. Those consolidated complaints were then further consolidated, along with similar complaints filed against over 300 other issuers in connection with their initial public offerings, before a single judge for case management purposes. In June 2003, a proposed settlement was reached between plaintiffs and the Company and FreeMarkets (the individual defendants having been previously dismissed). The Company merged with FreeMarkets in July 2004. On December 5, 2006, the Court of Appeals granted the underwriter defendants’ appeal of the District Court’s order granting class certification in six focus cases. On June 25, 2007, in light of the Court of Appeals’ decision, and based on a stipulation among the parties to the settlement, the District Court entered an order terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the focus cases, seeking to address the deficiencies raised in the Court of Appeals’ opinion. On September 27, 2007, plaintiffs moved to certify the classes in those focus cases. On December 28, 2007, the underwriters filed a motion to strike the class allegations in the amended complaints, which the issuers in the focus cases later joined. On March 26, 2008, the District Court denied in part the defendants’ motions to dismiss the amended complaints in the focus cases, while dismissing those proposed class plaintiffs who sold their securities of the relevant issuers for a price in excess of the initial offering price or purchased their securities outside the certified class period. On October 10, 2008, the Court granted plaintiffs’ request to withdraw without prejudice their motion to certify the classes in the focus cases. As of September 30, 2008, no amount is accrued as a loss is not considered probable or estimable.

Patent Litigation with Emptoris, Inc.

On April 19, 2007, we sued Emptoris, Inc. (“Emptoris”) in the United States District Court for the Eastern District of Texas for patent infringement. On October 29, 2008, after a seven day jury trial, the Company received a verdict that Emptoris willfully infringed one Ariba patent and also infringed a second Ariba patent. The jury awarded Ariba approximately $4.9 million in damages. A hearing for Emptoris’ post-trial motions seeking to attack the verdict has been set for December 16, 2008. At that hearing the court will also consider Ariba’s request for a permanent injunction and enhancement of the damage award. Emptoris may seek to appeal the findings of the jury and rulings of the court. As such, the impact of the jury’s verdict cannot be determined at this time. On November 20, 2007, Emptoris sued the Company for infringement of one of its patents in the same Texas court where the Company’s patent claims were tried. In October 2008, Emptoris dismissed its patent case against Ariba with prejudice. As of September 30, 2008, no amount is accrued as a loss is not considered probable or estimable.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding as of September 30, 2008.

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

The Company has three geographic operating segments: North America; Europe, Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). The segments are determined in accordance with how management views and evaluates the Company’s business and based on the aggregation criteria as outlined in SFAS No. 131. Future changes to this organizational structure or the business may result in changes to the reportable segments disclosed. The Company markets its products in the United States and in foreign countries through its direct sales force and indirect sales channels.

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

Financial information for each reportable segment was as follows for the years ended September 30, 2008, 2007 and 2006 (in thousands):

	Year Ended September 30,
	2008	2007	2006
Revenue
—North America	$193,004	$186,222	$177,929
—EMEA	77,094	63,963	66,979
—APAC	25,837	23,527	23,298
—Corporate revenue	32,125	27,955	27,810

Total revenue	$328,060	$301,667	$296,016

Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Certain revenue items are not allocated to segments because they are separately managed at the corporate level. These items include Ariba Managed Procurement Services and expense reimbursement.

	Year Ended September 30,
	2008	2007	2006
	(in thousands)
Contribution margin
—North America	$83,411	$73,559	$66,522
—EMEA	24,159	16,988	19,287
—APAC	3,033	2,612	2,487

Total segment contribution margin	$110,603	$93,159	$88,296

Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include marketing costs other than direct sales and marketing, research and development costs, corporate general and administrative costs, such as legal and accounting, amortization of purchased intangibles, other income—Softbank, restructuring and integration costs (benefit), interest and other income, net and provision for income taxes.

The reconciliation of segment information to the Company’s net loss before income taxes is as follows for the years ended September 30, 2008, 2007 and 2006 (in thousands):

	Year Ended September 30,
	2008	2007	2006
Segment contribution margin	$110,603	$93,159	$88,296
Corporate revenue	32,125	27,955	27,810
Corporate costs, such as research and development, corporate general and administrative and other	(166,868)	(151,614)	(144,071)
Amortization of acquired technology and customer intangible assets	(14,257)	(14,074)	(15,702)
Other income—Softbank	566	13,564	13,585
Amortization of other intangibles	(739)	(525)	(800)
Restructuring and integration costs (benefit)	(10,108)	4,194	(26,321)
Interest and other income, net	8,359	14,301	10,935

Loss before income taxes	$(40,319)	$(13,040)	$(46,268)

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

	Year Ended September 30,
	2008	2007	2006
Subscription revenues	$112,287	$67,632	$55,246
Maintenance revenues	74,863	74,677	74,811
Services and other revenues	140,910	159,358	165,959

Total	$328,060	$301,667	$296,016

Information regarding long-lived assets in geographic areas are as follows (in thousands):

	September 30,
	2008	2007
Long-Lived Assets:
United States	$18,042	$17,756
International	1,731	2,474

Total	$19,773	$20,230

Note 9—Stockholders’ Equity

1999 Equity Incentive Plan

The Company’s Board of Directors approved the 1999 Equity Incentive Plan (the “Incentive Plan”) on April 20, 1999. The Incentive Plan was amended on October 4, 2001. Any shares not issued under the Company’s 1996 Stock Plan (the “1996 Stock Plan”) and any shares repurchased pursuant to the 1996 Stock Plan will also be available for grant under the Incentive Plan. The number of shares reserved under the Incentive Plan automatically increased on January 1 of each year until 2005 by the lesser of 3.3 million shares or 5% of the total number of shares of common stock outstanding on that date. Under the Incentive Plan, eligible employees, outside directors and consultants may be granted stock options, stock appreciation rights, restricted shares or stock units. The exercise price for incentive stock options and nonstatutory options may not be less than 100% and 85%, respectively, of the fair value of common stock at the option grant date. As of September 30, 2008, 4.1 million shares are available for grant under the Incentive Plan (including shares transferred from the 1996 Stock Plan since September 22, 1999). As of September 30, 2008, there were 601,178 shares outstanding in connection with options granted under the Incentive Plan, including shares transferred from the 1996 Stock Plan since September 22, 1999.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”) on April 20, 1999. The Purchase Plan was amended on August 1, 2006. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 1,000 shares per period. The purchase price per share equals 85% of the common stock’s fair value at the end of the defined purchase period. As of September 30, 2008, there have been 5.1 million shares issued under the Purchase Plan and 572,000 shares are available for future issuance.

The Company has, in connection with the acquisitions of TradingDynamics, Inc. (“TradingDynamics”), Tradex, Inc. (“Tradex”), SupplierMarket.com, Inc. (“SupplierMarket”) and FreeMarkets, assumed the stock option plans of each acquired company.

FreeMarkets Stock Plans

On July 1, 2004, the Company assumed the FreeMarkets, Inc. Second Amended and Restated Stock Incentive Plan and Broad Based Equity Incentive Plan (the “FreeMarkets Plans”). The FreeMarkets Plans were not approved by the Company’s stockholders. On October 11, 2007, the Compensation Committee of the Board of Directors of the Company amended and restated the Second Amended and Restated Stock Incentive Plan. This Third Amended and Restated Stock Incentive Plan provides for the grant of stock units representing the equivalent of shares of Ariba’s common stock, the grant of incentive stock options to employees at prices not less than 100% of the fair market value of the common stock on the date of grant and for the grant of nonstatutory stock options to employees, consultants, advisers and outside directors at a price determined by the Board of Directors. The Broad Based Equity Incentive Plan provides for the grant of nonstatutory stock options to employees (other than officers), consultants and advisers at a price determined by the Board of Directors. Options expire not later than ten years from the date of grant. As of September 30, 2008, a total of 7.7 million shares of the Company’s common stock are reserved for issuance in connection with the acquisition of FreeMarkets or granted by the Company after the acquisition of FreeMarkets under the FreeMarkets Plans. The number of shares reserved under the Third Amended and Restated Stock Incentive Plan automatically increased on October 1 of each year until 2008 by the lesser of 817,750 shares or 3% of the total number of shares of common stock outstanding on that date. The number of shares reserved under the Broad Based Equity Incentive Plan automatically increases on October 1 of each year until 2009 by the lesser of 136,291 shares or 1% of the total number of shares of common stock outstanding on that date. As of September 30, 2008, there were 131,414 shares outstanding in connection with options granted under the FreeMarkets Plans.

A summary of the activity related to the Company’s restricted common stock is presented below for the years ended September 30, 2008:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at September 30, 2005	7,273,101	$7.17
Granted	3,566,746	8.88
Vested	(2,386,267)	7.29
Forfeited	(909,948)	6.84

Nonvested at September 30, 2006	7,543,632	$7.98
Granted	2,912,029	8.60
Vested	(3,316,409)	8.03
Forfeited	(742,672)	7.23

Nonvested at September 30, 2007	6,396,580	$8.33
Granted	4,761,116	11.70
Vested	(3,541,293)	8.10
Forfeited	(981,910)	10.67

Nonvested at September 30, 2008	6,634,493	$10.47

The fair value of stock awards vested was $46.0 million, $29.8 million and $18.4 million for the years ended September 30, 2008, 2007 and 2006, respectively.

A summary of the activity related to the Company’s stock options is presented below for the years ended September 30, 2008:

	Number of Options	Weighted- Average Exercise Price
Outstanding at September 30, 2005	3,354,918	$14.27
Granted	8,600	8.44
Exercised	(407,681)	6.76
Forfeited	(1,008,985)	21.72

Outstanding at September 30, 2006	1,946,852	$11.95
Exercised	(506,201)	5.48
Forfeited	(167,366)	25.38

Outstanding at September 30, 2007	1,273,285	$12.76
Exercised	(386,343)	5.85
Forfeited	(71,991)	23.96

Outstanding at September 30, 2008	814,951	$15.00

Exercisable at September 30, 2008	814,951	$15.00

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2008 was $3.7 million. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the years ended September 30, 2008, 2007 and 2006 was $2.8 million, $1.8 million and $685,000, respectively. The weighted-average grant date fair value of options granted during the year ended September 30, 2006 was $4.30.

The following table summarizes information about stock options outstanding as of September 30, 2008

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$ 0.01–$ 4.88	134,845	0.71	$4.45
$ 5.57–$ 7.39	178,370	6.23	$6.20
$ 7.44–$ 11.96	175,634	5.35	$10.26
$11.99–$ 25.80	194,800	5.55	$12.92
$26.53–$733.50	131,302	3.25	$47.18

$ 0.01–$733.50	814,951	4.48	$15.00

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive income as of September 30, 2008 and 2007 are as follows (in thousands):

	September 30, 2008	September 30, 2007
Foreign currency translation adjustments	$421	$1,622
Unrealized loss on securities	(3,515)	(510)

Accumulated other comprehensive (loss) income	$(3,094)	$1,112

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

Note 10—Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Year Ended September 30,
	2008	2007	2006
Net loss	$(41,062)	$(14,977)	$(47,801)

Weighted average shares outstanding	85,342	77,654	73,754
Weighted average common shares issued subject to repurchase agreement	(8,024)	(7,548)	(7,830)

Weighted average shares used in computation of net loss per share—basic and diluted	77,318	70,106	65,924

Basic and diluted loss per share	$(0.53)	$(0.21)	$(0.73)

At September 30, 2008, 2007 and 2006, 224,000, 622,000 and 1.0 million potential common shares, respectively, consisting almost entirely of outstanding options, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

Note 11—401(k) Savings Plan

Company employees in the United States can participate in the 401(k) Plan. Participants can generally contribute up to 100% of their eligible compensation annually as defined by the plan document, subject to the section 402(g) limit as defined by the IRS. The Company made a discretionary contribution in the form of common stock with a value of $2.7 million, $2.5 million and $1.4 million in the years ended September 30, 2008, 2007 and 2006, respectively. The Company also made a discretionary cash contribution of $841,000 to the 401(k) Plan during the year ended September 30, 2006.

Note 12—Other Income—Softbank

In September 2003, the Company commenced an arbitration proceeding against Softbank, Inc. (“Softbank”) for failing to meet its contractual revenue commitments. In October 2004, the Company entered into a definitive agreement with Softbank settling their dispute. A total of $37.0 million was recorded as “Deferred income—Softbank” in connection with the settlement. As the Company was unable to determine the respective fair value of the amounts that related to Softbank’s software license, related maintenance and the Company’s prior agreements with Softbank, the $37.0 million had been recognized ratably as “Other income—Softbank” over the three-year software license term ended in October 2007. The Company recorded other income of $566,000, $13.6 million and $13.6 million in the years ended September 30, 2008, 2007 and 2006, respectively. As of September 30, 2008 and 2007, deferred income related to the Softbank settlement was zero and $566,000, respectively.

Note 13—Selected Quarterly Financial Data (unaudited)

	Fiscal Year 2008 For the Quarter Ended
	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007
	(In thousands, except per share amounts)
Revenues:
Subscription and maintenance	$51,048	$49,278	$46,798	$40,026
Services and other	34,484	35,738	33,740	36,948

Total revenues	85,532	85,016	80,538	76,974

Cost of revenues:
Subscription and maintenance	10,665	10,101	10,454	8,868
Services and other	21,865	23,689	24,029	24,606
Amortization of acquired technology and customer intangible assets	1,388	4,675	4,685	3,509

Total cost of revenues	33,918	38,465	39,168	36,983

Gross profit	51,614	46,551	41,370	39,991

Operating expenses:
Sales and marketing	27,608	28,682	29,432	25,112
Research and development	11,392	13,617	13,944	13,317
General and administrative	11,909	11,702	11,806	13,502
Other income—Softbank	—	—	—	(566)
Amortization of other intangible assets	210	210	210	109
Restructuring and integration costs (benefit)	6,274	(694)	690	3,838
Litigation provision	—	—	—	5,900

Total operating expenses	57,393	53,517	56,082	61,212

Loss from operations	(5,779)	(6,966)	(14,712)	(21,221)
Interest and other (expense) income, net	(201)	2,353	2,863	3,344

Net loss before income taxes	(5,980)	(4,613)	(11,849)	(17,877)
Provision for income taxes	77	(326)	549	443

Net loss	$(6,057)	$(4,287)	$(12,398)	$(18,320)

Net loss per share—basic and diluted	$(0.08)	$(0.05)	$(0.16)	$(0.25)

Weighted average shares used in computing net loss per share—basic and diluted	79,835	78,585	77,648	73,204

	Fiscal Year 2007 For the Quarter Ended
	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006
	(In thousands, except per share amounts)
Revenues:
Subscription and maintenance	$37,458	$36,613	$34,219	$34,019
Services and other	38,059	38,951	39,200	43,148

Total revenues	75,517	75,564	73,419	77,167

Cost of revenues:
Subscription and maintenance	8,175	8,490	8,195	7,849
Services and other	26,599	28,490	29,196	30,330
Amortization of acquired technology and customer intangible assets	3,288	3,356	3,734	3,696

Total cost of revenues	38,062	40,336	41,125	41,875

Gross profit	37,455	35,228	32,294	35,292

Operating expenses:
Sales and marketing	24,443	23,389	23,096	22,976
Research and development	12,314	13,254	13,033	12,558
General and administrative	10,672	10,822	8,714	9,572
Other income—Softbank	(3,391)	(3,390)	(3,389)	(3,394)
Amortization of other intangible assets	100	101	124	200
Restructuring and integration (benefit)	(389)	(3,805)	—	—

Total operating expenses	43,749	40,371	41,578	41,912

Loss from operations	(6,294)	(5,143)	(9,284)	(6,620)
Interest and other income, net	2,839	3,456	4,896	3,110

Net loss before income taxes	(3,455)	(1,687)	(4,388)	(3,510)
Provision for income taxes	329	347	684	577

Net loss	$(3,784)	$(2,034)	$(5,072)	$(4,087)

Net loss per share—basic and diluted	$(0.05)	$(0.03)	$(0.07)	$(0.06)

Weighted average shares used in computing net loss per share—basic and diluted	71,657	70,340	69,704	68,723

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Disclosure controls and procedures are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2008. We have reviewed the results of management’s assessment with our Audit Committee. Ernst & Young LLP, an independent registered public accounting firm, has issued their report, included on page 91 of this Form 10-K, regarding the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Ariba, Inc.

We have audited Ariba Inc.’s internal control over financial reporting as of September 30, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ariba, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ariba, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ariba, Inc. and subsidiaries and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008 and our report dated November 18, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

November 18, 2008

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our executive officers required by this Item is incorporated by reference herein to the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K. The information concerning our directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, code of ethics and corporate governance required by this Item are incorporated herein by reference to information contained in sections of the Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2008 (the “2009 Proxy Statement”) entitled “Proposal No. 1—Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

See the information set forth in the section entitled “Executive Compensation and Related Information” in the 2009 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth in Part I, Item 5 of this Form 10-K and the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2009 Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the information set forth in the section entitled “Related Person Disclosure” and “Corporate Governance” in the 2009 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the information set forth in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2009 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. FINANCIAL STATEMENTS

See Item 8 of this Form 10-K.

2. FINANCIAL STATEMENT SCHEDULES

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. EXHIBITS

The exhibits listed below in the accompanying “Exhibit Index” are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated September 20, 2007 by and among the Registrant, Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 10-K dated November 15, 2007).

2.2	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization, dated September 20, 2007, by and among the Registrant, Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 10-K/A dated November 26, 2007).

2.3	Amendment No. 2 to the Agreement and Plan of Merger and Reorganization, dated September 20, 2007, by and among the Registrant, Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative.

3.1	Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K dated December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.4 to the Registrant’s Form S-1 Registration No. 333-76953).

4.2	Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).

10.2‡	1996 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.3‡	1999 Equity Incentive Plan, as amended (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.4‡	Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration No. 333-76953).

10.5‡	Third Amended and Restated Stock Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-K dated November 15, 2007).

Exhibit No.	Description
10.6‡	2001 Broad Based Equity Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.12 to FreeMarkets’ Form 10-K dated March 14, 2003).

10.7

Lease Agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s

Form 10-Q dated May 15, 2000).

10.8

Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.35 to the Registrant’s

Form 10-Q dated April 10, 2003).

10.9	Lease Agreement, dated October 21, 1998, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(a) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).

10.10	First Amendment to Lease, dated March 30, 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(b) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).

10.11	Second Amendment to Lease, dated September 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(c) to FreeMarkets’ Amendment No. 1 to Registration Statement on Form S-1 dated November 11, 1999).

10.12	Third Amendment to Lease, dated March 2000, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.2(d) to FreeMarkets’ Form 10-K dated March 14, 2003).

10.13‡	Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s Form 10-Q dated February 14, 2001).

10.14‡

Amendment to Offer Letter, dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s

Form 10-K/A dated December 31, 2001).

10.15‡	Offer Letter, dated October 16, 2001, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q dated February 14, 2002).

10.16‡	Offer Letter, dated April 10, 2002, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).

10.17‡

Severance Agreement, dated August 26, 2004, by and between the Registrant and Tayloe Stansbury (which is incorporated herein by reference to Exhibit 10.36 to the Registrant’s

Form 10-K dated December 14, 2004).

10.18	Third Amendment to Lease, dated as of October 25, 2004, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-Q dated February 9, 2005).

10.19	Consent to Sublease, dated as of October 25, 2004, by and between Moffett Park Drive LLC, Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-Q dated February 9, 2005).

10.20

First Amendment to Sublease, dated as of October 7, 2004, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s

Form 10-Q dated February 9, 2005).

Exhibit No.	Description
10.21	Second Amendment to and Restatement of Sublease, dated as of October 21, 2004, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-Q dated February 9, 2005).

10.22‡	Employment Agreement, dated January 23, 2004, by and between the Registrant and Kent Parker (which is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Form 10-K dated December 7, 2005).

10.23	Sixth Amendment to Lease by and between One Oliver Associates L.P. and the Registrant, effective as of January 1, 2007 (which is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 8-K dated February 16, 2007).

10.24	First Amendment to Sublease, dated as of June 15, 2007, by and between Juniper Networks, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.45 to the Registrant’s Form 10-Q dated August 8, 2007).

10.25	Settlement and License Agreement, effective as of January 19, 2008, by and between Sky Technologies, LLC, Ariba, Inc. and Procuri, Inc. (which is incorporated herein by reference to Exhibit 10.40 to Ariba, Inc.’s Form 8-K dated January 24, 2008).

10.26‡	Separation Agreement, dated as of November 16, 2007, between Ariba, Inc. and H. Tayloe Stansbury (which is incorporated herein by reference to Exhibit 10.42 to Ariba, Inc.’s Form 10-Q dated February 6, 2008).

10.27‡	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2008 Performance Stock Units), by and between Ariba, Inc. and James Frankola (which is incorporated herein by reference to Exhibit 10.43 to Ariba, Inc.’s Form 10-Q dated February 6, 2008).

10.28‡

Ariba, Inc.: FreeMarkets, Inc. Third Amended and Restated Stock Incentive Plan Notice of Stock Unit Award and Agreement (FY 2008 Performance Stock Units), by and between Ariba, Inc. and Kent Parker (which is incorporated herein by reference to Exhibit 10.44 to Ariba, Inc.’s

Form 10-Q dated February 6, 2008).

10.29‡	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2008 Performance Stock Units), by and between Ariba, Inc. and Kevin Costello (which is incorporated herein by reference to Exhibit 10.45 to Ariba, Inc.’s Form 10-Q dated February 6, 2008).

10.30‡	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2008 Performance Stock Units), by and between Ariba, Inc. and Robert Calderoni (which is incorporated herein by reference to Exhibit 10.46 to Ariba, Inc.’s Form 10-Q dated February 6, 2008).

10.31	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement, by and between Ariba, Inc. and James Frankola (which is incorporated herein by reference to Exhibit 10.47 to Ariba, Inc.’s Form 10-Q dated February 6, 2008).

10.32	Ariba, Inc.: FreeMarkets, Inc. Third Amended and Restated Stock Incentive Plan Notice of Stock Unit Award and Agreement, by and between Ariba, Inc. and Kent Parker (which is incorporated herein by reference to Exhibit 10.48 to Ariba, Inc.’s Form 10-Q dated February 6, 2008).

10.33‡	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement, by and between Ariba, Inc. and Kevin Costello (which is incorporated herein by reference to Exhibit 10.49 to Ariba, Inc.’s Form 10-Q dated February 6, 2008).

10.34‡	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement, by and between Ariba, Inc. and Robert Calderoni (which is incorporated herein by reference to Exhibit 10.50 to Ariba, Inc.’s Form 10-Q dated February 6, 2008).

Exhibit No.	Description
10.35‡	Ariba Bonus Plan—Executive Officers (which is incorporated herein by reference to Exhibit 10.51 to Ariba, Inc.’s Form 10-Q dated May 7, 2008).

10.36‡	Ariba, Inc.—Compensation Program for Non-Employee Directors (which is incorporated herein by reference to Exhibit 10.52 to Ariba, Inc.’s Form 10-Q dated May 7, 2008).

10.37‡	Employment Agreement, dated July 21, 2008, by and between the Registrant and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.53 to Ariba, Inc.’s Form 10-Q dated August 6, 2008).

10.38‡	Amendment to Employment Agreement, dated July 21, 2008, by and between the Registrant and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.1 to Ariba, Inc.’s Form 8-K dated October 16, 2008).

10.39‡†	Amended and Restated Severance Agreement, dated August 25, 2008, by and between the Registrant and Robert M. Calderoni.

10.40‡†	Amended and Restated Severance Agreement, dated September 5, 2008, by and between the Registrant and Kevin Costello.

10.41‡†	Amended and Restated Employment Agreement, dated August 15, 2008, by and between the Registrant and Kent Parker.

14.1	Code of Business Conduct (which is incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10-K dated December 1, 2006).

21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated by reference to the signature page of this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Management contract or compensatory plan or arrangement.
†	A request for confidential treatment has been filed with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on November 19, 2008.

ARIBA, INC.

By:	/s/ AHMED RUBAIE
Ahmed Rubaie
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert M. Calderoni and Ahmed Rubaie, and each of them, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT M. CALDERONI Robert M. Calderoni	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 19, 2008

/s/ AHMED RUBAIE Ahmed Rubaie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 19, 2008

/s/ HARRIET EDELMAN Harriet Edelman	Director	November 19, 2008

/s/ ROBERT D. JOHNSON Robert D. Johnson	Director	November 19, 2008

/s/ RICHARD A. KASHNOW Richard Kashnow	Director	November 19, 2008

/s/ ROBERT E. KNOWLING, JR. Robert E. Knowling, Jr.	Director	November 19, 2008

/s/ THOMAS F. MONAHAN Thomas F. Monahan	Director	November 19, 2008

/s/ KARL E. NEWKIRK Karl E. Newkirk	Director	November 19, 2008

/s/ RICHARD F. WALLMAN Richard F. Wallman	Director	November 19, 2008

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated September 20, 2007 by and among the Registrant, Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 10-K dated November 15, 2007).

2.2	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization, dated September 20, 2007, by and among the Registrant, Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 10-K/A dated November 26, 2007).

2.3	Amendment No. 2 to the Agreement and Plan of Merger and Reorganization, dated September 20, 2007, by and among the Registrant, Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative.

3.1	Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K dated December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.4 to the Registrant’s Form S-1 Registration No. 333-76953).

4.2	Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).

10.2‡	1996 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.3‡	1999 Equity Incentive Plan, as amended (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.4‡	Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration No. 333-76953).

10.5‡	Third Amended and Restated Stock Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-K dated November 15, 2007).

10.6‡	2001 Broad Based Equity Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.12 to FreeMarkets’ Form 10-K dated March 14, 2003).

10.7	Lease Agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated May 15, 2000).

10.8	Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q dated April 10, 2003).

10.9	Lease Agreement, dated October 21, 1998, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(a) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).

1

Exhibit No.	Description
10.10	First Amendment to Lease, dated March 30, 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(b) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).

10.11	Second Amendment to Lease, dated September 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(c) to FreeMarkets’ Amendment No. 1 to Registration Statement on Form S-1 dated November 11, 1999).

10.12	Third Amendment to Lease, dated March 2000, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.2(d) to FreeMarkets’ Form 10-K dated March 14, 2003).

10.13‡	Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s Form 10-Q dated February 14, 2001).

10.14‡	Amendment to Offer Letter, dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.15‡	Offer Letter, dated October 16, 2001, by and between the Registrant and James W. Frankola (which is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q dated February 14, 2002).

10.16‡	Offer Letter, dated April 10, 2002, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).

10.17‡	Severance Agreement, dated August 26, 2004, by and between the Registrant and Tayloe Stansbury (which is incorporated herein by reference to Exhibit 10.36 to the Registrant’s Form 10-K dated December 14, 2004).

10.18	Third Amendment to Lease, dated as of October 25, 2004, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-Q dated February 9, 2005).

10.19	Consent to Sublease, dated as of October 25, 2004, by and between Moffett Park Drive LLC, Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-Q dated February 9, 2005).

10.20	First Amendment to Sublease, dated as of October 7, 2004, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated February 9, 2005).

10.21	Second Amendment to and Restatement of Sublease, dated as of October 21, 2004, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-Q dated February 9, 2005).

10.22‡	Employment Agreement, dated January 23, 2004, by and between the Registrant and Kent Parker (which is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Form 10-K dated December 7, 2005).

10.23	Sixth Amendment to Lease by and between One Oliver Associates L.P. and the Registrant, effective as of January 1, 2007 (which is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 8-K dated February 16, 2007).

2

Exhibit No.	Description
10.24	First Amendment to Sublease, dated as of June 15, 2007, by and between Juniper Networks, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.45 to the Registrant’s Form 10-Q dated August 8, 2007).

10.25	Settlement and License Agreement, effective as of January 19, 2008, by and between Sky Technologies, LLC, Ariba, Inc. and Procuri, Inc. (which is incorporated herein by reference to Exhibit 10.40 to Ariba, Inc.’s Form 8-K dated January 24, 2008).

10.26‡	Separation Agreement, dated as of November 16, 2007, between Ariba, Inc. and H. Tayloe Stansbury (which is incorporated herein by reference to Exhibit 10.42 to Ariba, Inc.’s Form 10-Q dated February 6, 2008).

10.27‡	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2008 Performance Stock Units), by and between Ariba, Inc. and James Frankola (which is incorporated herein by reference to Exhibit 10.43 to Ariba, Inc.’s Form 10-Q dated February 6, 2008).

10.28‡	Ariba, Inc.: FreeMarkets, Inc. Third Amended and Restated Stock Incentive Plan Notice of Stock Unit Award and Agreement (FY 2008 Performance Stock Units), by and between Ariba, Inc. and Kent Parker (which is incorporated herein by reference to Exhibit 10.44 to Ariba, Inc.’s Form 10-Q dated February 6, 2008).

10.29‡	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2008 Performance Stock Units), by and between Ariba, Inc. and Kevin Costello (which is incorporated herein by reference to Exhibit 10.45 to Ariba, Inc.’s Form 10-Q dated February 6, 2008).

10.30‡	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2008 Performance Stock Units), by and between Ariba, Inc. and Robert Calderoni (which is incorporated herein by reference to Exhibit 10.46 to Ariba, Inc.’s Form 10-Q dated February 6, 2008).

10.31	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement, by and between Ariba, Inc. and James Frankola (which is incorporated herein by reference to Exhibit 10.47 to Ariba, Inc.’s Form 10-Q dated February 6, 2008).

10.32	Ariba, Inc.: FreeMarkets, Inc. Third Amended and Restated Stock Incentive Plan Notice of Stock Unit Award and Agreement, by and between Ariba, Inc. and Kent Parker (which is incorporated herein by reference to Exhibit 10.48 to Ariba, Inc.’s Form 10-Q dated February 6, 2008).

10.33‡	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement, by and between Ariba, Inc. and Kevin Costello (which is incorporated herein by reference to Exhibit 10.49 to Ariba, Inc.’s Form 10-Q dated February 6, 2008).

10.34‡	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement, by and between Ariba, Inc. and Robert Calderoni (which is incorporated herein by reference to Exhibit 10.50 to Ariba, Inc.’s Form 10-Q dated February 6, 2008).

10.35‡	Ariba Bonus Plan—Executive Officers (which is incorporated herein by reference to Exhibit 10.51 to Ariba, Inc.’s Form 10-Q dated May 7, 2008).

10.36‡	Ariba, Inc.—Compensation Program for Non-Employee Directors (which is incorporated herein by reference to Exhibit 10.52 to Ariba, Inc.’s Form 10-Q dated May 7, 2008).

10.37‡	Employment Agreement, dated July 21, 2008, by and between the Registrant and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.53 to Ariba, Inc.’s Form 10-Q dated August 6, 2008).

10.38‡	Amendment to Employment Agreement, dated July 21, 2008, by and between the Registrant and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.1 to Ariba, Inc.’s Form 8-K dated October 16, 2008).

3

Exhibit No.	Description
10.39‡†	Amended and Restated Severance Agreement, dated August 25, 2008, by and between the Registrant and Robert M. Calderoni.

10.40‡†	Amended and Restated Severance Agreement, dated September 5, 2008, by and between the Registrant and Kevin Costello.

10.41‡†	Amended and Restated Employment Agreement, dated August 15, 2008, by and between the Registrant and Kent Parker.

14.1	Code of Business Conduct (which is incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10-K dated December 1, 2006).

21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated by reference to the signature page of this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Management contract or compensatory plan or arrangement.
†	A request for confidential treatment has been filed with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

4