Form 10-Q
period 2008-12-31
ARIBA INC
filed 2009-02-06
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

The number of shares outstanding of the registrant’s common stock as of December 31, 2008 was 86,905,000.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2008	September 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,545	$86,804
Accounts receivable, less allowances of $2,052 and $1,938, respectively	26,023	28,968
Prepaid expenses and other current assets	6,852	7,859

Total current assets	128,420	123,631
Property and equipment, net	20,080	19,773
Long-term investments	17,776	20,525
Restricted cash, less current portion	29,641	29,641
Goodwill	406,507	406,507
Other intangible assets, net	22,367	23,965
Other assets	3,160	3,419

Total assets	$627,951	$627,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,818	$12,202
Accrued compensation and related liabilities	15,334	21,480
Accrued liabilities	15,477	15,677
Restructuring obligations	18,998	19,925
Deferred revenue	97,898	95,519

Total current liabilities	157,525	164,803
Deferred rent obligations	17,338	18,174
Restructuring obligations, less current portion	38,043	41,121
Deferred revenue, less current portion	6,643	6,396
Other long-term liabilities	6,356	5,949

Total liabilities	225,905	236,443

Stockholders’ equity:
Common stock	174	174
Additional paid-in capital	5,163,030	5,154,137
Accumulated other comprehensive loss	(4,386)	(3,094)
Accumulated deficit	(4,756,772)	(4,760,199)

Total stockholders’ equity	402,046	391,018

Total liabilities and stockholders’ equity	$627,951	$627,461

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended December 31,
	2008	2007
Revenues:
Subscription and maintenance	$54,081	$40,026
Services and other	32,006	36,948

Total revenues	86,087	76,974

Cost of revenues:
Subscription and maintenance	11,648	8,868
Services and other	19,798	24,606
Amortization of acquired technology and customer intangible assets	1,388	3,509

Total cost of revenues	32,834	36,983

Gross profit	53,253	39,991

Operating expenses:
Sales and marketing	27,577	25,112
Research and development	10,904	13,317
General and administrative	11,603	13,502
Other income—Softbank	—	(566)
Insurance reimbursement	(7,527)	—
Amortization of other intangible assets	210	109
Restructuring and integration	1,701	3,838
Litigation provision	—	5,900

Total operating expenses	44,468	61,212

Income (loss) from operations	8,785	(21,221)
Interest and other (expense) income, net	(5,016)	3,344

Income (loss) before income taxes	3,769	(17,877)
Provision for income taxes	342	443

Net income (loss)	$3,427	$(18,320)

Net income (loss) per share—basic	$0.04	$(0.25)

Net income (loss) per share—diluted	$0.04	$(0.25)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended December 31,
	2008	2007
Operating activities:
Net income (loss)	$3,427	$(18,320)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	131	(72)
Depreciation	1,946	1,913
Amortization of intangible assets	1,598	3,618
Stock-based compensation	9,526	9,829
Restructuring	1,701	3,838
Other-than-temporary impairment of long-term investments	1,414	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,814	4,386
Prepaid expenses and other assets	1,307	1,368
Accounts payable	(2,483)	(14)
Accrued compensation and related liabilities	(6,711)	(5,297)
Accrued liabilities	(755)	6,374
Deferred revenue	2,626	(1,193)
Deferred income—Softbank	—	(566)
Restructuring obligations	(5,706)	(4,649)

Net cash provided by operating activities	10,835	1,215

Investing activities:
Cash paid for acquisition, net of cash acquired	—	(54,554)
Purchases of property and equipment	(2,253)	(906)
Sales of long-term investments, net of purchases	726	30,517
Allocation from restricted cash, net	—	692

Net cash used in investing activities	(1,527)	(24,251)

Financing activities:
Proceeds from issuance of common stock	45	714
Repurchase of common stock	(678)	(1,639)

Net cash used in financing activities	(633)	(925)

Effect of foreign exchange rate changes on cash and cash equivalents	66	(202)

Net change in cash and cash equivalents	8,741	(24,163)
Cash and cash equivalents at beginning of period	86,804	61,311

Cash and cash equivalents at end of period	$95,545	$37,148

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company”), is the leading provider of on-demand spend management solutions. The Company’s mission is to transform the way companies of all sizes, industries, and geographies operate by delivering software, service, and network solutions that enable them to holistically source, contract, procure, pay, manage, and analyze their spend and supplier relationships. Delivered on-demand, the Company’s enterprise-class offerings empower companies to achieve greater control of their spend and drive continuous improvements in financial and supply chain performance. Ariba Spend Management solutions are easy to use, cost effective and quick to deploy and integrate with enterprise resource planning (“ERP”) and other software systems. More than 1,000 companies, including more than half of the companies on the Fortune 500 list published in April 2008, use Ariba solutions to manage their spend from sourcing and orders through invoicing and payment. The Company was incorporated in Delaware in September 1996.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2009. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 filed on November 19, 2008 with the Securities and Exchange Commission (“SEC”). There have been no significant changes in new accounting pronouncements or in the Company’s critical accounting policies that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157 (SFAS No. 157), Fair Value Measurements, on October 1, 2008 as described in “Fair Value” below.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates. The items that are significantly impacted by estimates include revenue recognition, the assessment of recoverability of goodwill and other intangible assets, restructuring obligations related to abandoned operating leases, the fair value of certain marketable securities, pending litigation and accounting for income taxes. In addition, we use assumptions to estimate the fair value of stock-based compensation.

Fair Value

The Company adopted SFAS No. 157 effective October 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Examples of the assets carried at Level 1 fair value generally are equities listed in active markets and investments in publicly traded mutual funds with quoted market prices.

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the asset/liability’s anticipated life.

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of a security, whether the security is new and not yet established in the marketplace, and other characteristics particular to a transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. When observable prices are not available, the Company either uses implied pricing from similar instruments or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those it believes market participants would use in pricing the asset or liability at the measurement date. See Note 10 for fair value related to the Company’s cash equivalents, long-term investments and restricted cash.

Concentration of credit risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, long-term investments and trade accounts receivable. The Company maintains its cash, cash equivalents, marketable securities and long-term investments with high quality financial institutions and limits its investment in individual securities based on the type and credit quality of each such security. The Company’s customer base consists of both domestic and international businesses, and the Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses.

No customer accounted for more than 10% of total revenues for the three months ended December 31, 2008 and 2007. One customer accounted for more than 10% of net accounts receivable as of December 31, 2008 and no customer accounted for more than 10% of net accounts receivable as of September 30, 2008.

New Accounting Standards

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” which clarifies the application of Statement 157 when the market for a financial asset is inactive. Specifically, FSP FAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP FAS 157-3 was effective immediately and the Company has adopted its provisions with respect to its financial assets as of December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings. Upon initial adoption, this statement provides entities with a one-time chance to elect the fair value option for the eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted. The Company adopted SFAS No. 159 as of October 1, 2008, but has not elected the fair value option for any eligible financial instruments as of December 31, 2008. Therefore, the Company did not record a cumulative-effect adjustment to its opening retained earnings balance.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), Business Combinations. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company will evaluate the impact the provisions of FSP No. 142-3 and will adopt this standard on October 1, 2009

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles”. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial statements

Revenue Recognition

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

Revenue from software solutions, hosting and sourcing solutions services is primarily recognized ratably over the term of the arrangement, commencing with the initial customer access date. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year). Revenue allocated to software solutions implementation, process improvement, training and other services is recognized as the services are performed or as milestones are achieved. If the services are bundled with a subscription or time-based arrangement or in circumstances where fair value cannot be established for undelivered service elements, revenue is recognized ratably over the term of the access agreement.

When revenue associated with multiple element arrangements is recognized and more than one element in that arrangement does not have fair value, the Company first allocates revenue on the statement of operations to those elements for which evidence of fair value is available and the residual is allocated to those elements that do not have fair value.

In circumstances where the Company provides consulting services as part of a multi-element arrangement with software solutions, both the software solution revenue and service revenue are recognized under the lesser of proportional performance method based on hours or ratable over the term of the license. Separate contracts with the same customer that are entered into at or near the same time are assessed in accordance with the applicable accounting literature, to determine if they should be accounted for as a single contractual arrangement.

Certain of the Company’s contracts include performance incentive payments based on market volume and/or savings generated, as defined in the respective contracts. Revenue from such arrangements is recognized when those thresholds are achieved.

Deferred revenue primarily consists of payments received in advance of revenue recognition and excludes contract amounts for which payment has yet to be collected. Likewise, accounts receivable excludes amounts due from customers for which revenue has been deferred. Deferred revenue generally relates to the Company’s subscription licenses and service, professional services, maintenance and support, hosting or training and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers in quarterly or annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, noncancelable subscription agreements. The Company defers the professional service fees in situations where the professional services and subscription contracts are accounted for as a single unit of accounting. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.

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

The Company follows the guidance set forth in SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in accounting for the development of its on-demand application service. SOP 98-1 requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and to amortize such costs over the software’s estimated useful life. At December 31, 2008, the Company had approximately $3.3 million of capitalized software related to its enterprise resource planning system implementation that was not yet in use and, as such, was not yet being amortized. In the three months ended December 31, 2008, due to the current economic downturn, the Company put the enterprise planning system implementation on hold for the remainder of fiscal year 2009. The Company’s current expectation is to re-initiate the project by the end of 2009. The Company will evaluate the capitalized software costs for impairment throughout fiscal year 2009 in accordance with SFAS No. 144, Accounting for Impairment Disposal of Long-Lived Assets.”

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

On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.

Stock-Based Compensation

The Company maintains stock-based compensation plans which allow for the issuance of stock options and restricted common stock to executives and certain employees. The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price.

In accordance with the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, the Company amortizes the fair value of awards granted on an accelerated basis. SFAS No. 123R requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs.

During the three months ended December 31, 2008 and 2007, the Company recorded $102,000 and $176,000, respectively, of stock-based compensation expense associated with employee stock purchase plan programs.

During the three months ended December 31, 2008, the Company granted 141,000 shares of restricted common stock to certain employees with a fair value of $1.4 million. This amount is being amortized in accordance with SFAS No. 123R over the vesting period of the individual restricted common stock grants, which is three years.

During the three months ended December 31, 2008, the Company also granted restricted common stock to executive officers and certain key employees, whose vesting and the number of shares are contingent upon meeting a performance milestone related to subscription software revenues for the year ended September 30, 2009, a 2010 performance milestone to be established by the Compensation Committee of the Board of Directors by November 2009 as well as a service requirement. The number of shares that will vest upon meeting the performance milestone for the year ended September 30, 2009 is up to 200%, or 870,000 shares with a fair value of $7.5 million. Current assumptions are that the performance milestone will be met at 200% and compensation expense is recorded based upon the fair value based on the closing price on the date of grant over the vesting period. The Company will evaluate this assumption on a quarterly basis for the year ended September 30, 2009. If the performance milestone is not achieved and the shares fail to vest, any previously recognized compensation cost will be reversed.

During the three months ended December 31, 2007, the Company granted 1.4 million shares of restricted common stock to executive officers and certain employees with a fair value of $16.5 million. This amount is being amortized in accordance with SFAS No. 123R over the vesting period of the individual restricted common stock grants, which is two to three years.

During the three months ended December 31, 2007, the Company also granted 1.0 million shares of restricted common stock to executive officers and certain key employees with a fair value of $12.2 million, whose vesting and the number of shares are contingent upon meeting a performance milestone related to subscription software revenues for the year ended September 30, 2008 and upon subsequent service periods. The number of shares that will vest upon meeting the performance milestones and subsequent service periods is up to 200%, or 2.1 million shares with a fair value of $24.4 million. The shares vest one-third upon the achievement of the performance milestone, one-third upon service on the first anniversary of achievement of the performance milestone and one-third upon service on the second anniversary of achievement of the performance milestone. The performance milestone was achieved at 200% in the year ended September 30, 2008 and compensation expense was recorded based upon the fair value based on the closing price on the date of grant over the vesting period, or three years.

During the three months ended December 31, 2008 and 2007, the Company recorded $8.6 million and $8.9 million, respectively, of stock-based compensation expense associated with restricted stock grants. As of December 31, 2008, there was $30.8 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan in the form of common stock with a value of $804,000 and $783,000 in the three months ended December 31, 2008 and 2007, respectively.

Total stock-based compensation of $9.5 million and $9.8 million was recorded in the three months ended December 31, 2008 and 2007, respectively, to various operating expense categories as follows (in thousands):

	Three Months Ended December 31,
	2008	2007
Cost of revenues—subscription and maintenance	$625	$497
Cost of revenues—services and other	1,030	1,617
Sales and marketing	3,882	3,783
Research and development	1,424	1,241
General and administrative	2,565	2,691

Total	$9,526	$9,829

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

The acquisition was accounted for using the purchase method of accounting, and accordingly the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since December 17, 2007, the results of operations of Procuri have been included in the Company’s consolidated statements of operations. The Company has finalized the valuation of the acquired assets and liabilities. The following is a summary of the final allocation of purchase price (in thousands):

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

Restructuring obligations include $2.1 million in employee severance costs, primarily consisting of research and development and corporate infrastructure personnel, and $795,000 in lease abandonment costs arising from the acquisition. See Note 4 for additional information on restructuring accruals.

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

	$28,500

The following unaudited pro forma financial information is presented to reflect the results of operations for the three months ended December 31, 2007 as if the acquisition of Procuri had occurred on October 1, 2007. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on October 1, 2007 and may not be indicative of future operating results (in thousands, except per share amounts):

Three Months Ended December 31, 2007
Revenues	$80,996
Net loss	$(23,043)
Net loss per share—basic and diluted	$(0.30)
Weighted average shares—basic and diluted	76,604

Note 3—Other Intangible Assets

The table below reflects changes or activity in the balances related to other intangible assets for the three months ended December 31, 2008 (in thousands):

	Useful Life	December 31, 2008			September 30, 2008
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	24 months	$13,300	$(11,910)	$1,390	$13,300	$(11,548)	$1,752
Contracts and related customer relationships	48 to 72 months	80,881	(60,553)	20,328	80,881	(59,527)	21,354
Trade names/trademarks	24 to 60 months	2,200	(1,838)	362	2,200	(1,703)	497
Non-competition agreements	24 months	600	(313)	287	600	(238)	362

Total		$96,981	$(74,614)	$22,367	$96,981	$(73,016)	$23,965

Amortization of other intangible assets for the three months ended December 31, 2008 totaled $1.6 million. Of the total, amortization of $1.4 million related to contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three months ended December 31, 2008. Amortization of $210,000 primarily related to trade names/trademarks and non-competition agreements was recorded as operating expense in the three months ended December 31, 2008.

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

As of December 31, 2008, estimated future amortization expense related to intangible assets is $4.7 million for the remainder of fiscal year 2009, $4.5 million in fiscal year 2010, $4.1 million in fiscal year 2011, $4.1 million in fiscal year 2012, $4.1 million in fiscal year 2013 and $854,000 thereafter.

Note 4—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 150,000 square feet in this facility. The Company currently subleases two buildings, totaling 396,000 square feet, to third parties. These subleases expire in January 2013. The remaining 170,000 square feet is available for sublease. Minimum monthly lease payments are approximately $3.2 million and escalate annually, with the total future minimum lease payments amounting to $175.3 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit backed by cash equivalents, totaling $29.2 million as of December 31, 2008, as a form of security through fiscal year 2013. Also, the Company is required by other lease agreements to hold an additional $445,000 of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $29.6 million is classified as restricted cash on the Company’s condensed consolidated balance sheet as of December 31, 2008.

The Company also occupies 91,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. This location consists principally of the Company’s services organization and administrative activities.

The Company leases certain equipment, software and its facilities under various noncancelable operating and immaterial capital leases with various expiration dates through 2017. Rental expense was $5.8 million and $6.0 million for the three months ended December 31, 2008 and 2007, respectively. This expense was reduced by sublease income of $2.5 million and $1.9 million for the three months ended December 31, 2008 and 2007, respectively.

The following table summarizes future minimum lease payments and sublease income under noncancelable operating leases as of December 31, 2008 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income
2009	$35,265	$8,711
2010	47,437	12,434
2011	48,056	13,129
2012	49,958	13,831
2013	19,584	4,508
Thereafter	10,673	—

Total	$210,973	$52,613

Of the total operating lease commitments noted above, $69.9 million is for occupied properties and $141.0 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring and integration costs

The following table details accrued restructuring and integration obligations and related activity through December 31, 2008 (in thousands):

	Severance and benefits	Lease abandonment costs	Asset impairment	Total restructuring and integration costs
Accrued restructuring obligations as of October 1, 2007	$—	$71,171	$—	$71,171
Cash paid	(4,147)	(19,445)	—	(23,592)
Total charge to operating expense	2,714	5,933	1,461	10,108
Asset impairment applied to asset balances	—	—	(1,461)	(1,461)
Purchase accounting adjustment	2,093	794	—	2,887
Restructuring obligation assumed under purchase acquisition	—	1,933	—	1,933

Accrued restructuring obligations as of September 30, 2008	$660	$60,386	$—	61,046
Cash paid	(983)	(4,723)	—	(5,706)
Total charge to operating expense	1,701	—	—	1,701

Accrued restructuring obligations as of December 31, 2008	$1,378	$55,663	$—	57,041

Less: current portion				18,998

Accrued restructuring obligations, less current portion				$38,043

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. The Company recorded a charge of $1.7 million in the three months ended December 31, 2008 related to severance benefit costs to better align its expenses with its revenues. The Company recorded a charge of $378,000 related to severance benefit costs in connection with its acquisition of Procuri for the three months ended December 31, 2007. In addition, the Company assumed liabilities related to the severance of former Procuri employees of $2.3 million.

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Sunnyvale, California and Pittsburgh, Pennsylvania. In the three months ended December 31, 2007, the Company evaluated its office space in Sunnyvale, California, and ceased use of approximately 31,500 square feet of space in its corporate headquarters in the three months ended December 31, 2007. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 144, the Company recorded lease abandonment costs of $3.1 million and leasehold impairments of $386,000 in the three months ended December 31, 2007. Also during the three months ended December 31, 2007, due to the planned abandonment of an additional facility as a result of the Company’s acquisition of Procuri, the Company recorded an adjustment of $623,000 to the restructuring obligation in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. This restructuring cost was considered part of the preliminary purchase accounting for Procuri. Total lease abandonment costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. As of December 31, 2008, $55.7 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013.

The Company’s lease abandonment accrual is net of $70.7 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $52.6 million as of

December 31, 2008, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at December 31, 2008, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the Company’s Sunnyvale, California headquarters by approximately $1.7 million as of December 31, 2008.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of December 31, 2008.

Litigation

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to the Company’s and FreeMarkets’ initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against the Company and FreeMarkets, Inc. (“FreeMarkets”), certain of the two companies’ former officers and directors, and the underwriters who handled the IPOs. These complaints were later consolidated into single class action proceedings related to each IPO. Those consolidated complaints were then further consolidated, along with similar complaints filed against over 300 other issuers in connection with their initial public offerings, before a single judge for case management purposes. In June 2003, a proposed settlement was reached between plaintiffs and the issuer defendants, including the Company and FreeMarkets (the individual defendants having been previously dismissed). The Company merged with FreeMarkets in July 2004. On December 5, 2006, the Court of Appeals granted the underwriter defendants’ appeal of the District Court’s order granting class certification in six focus cases. On June 25, 2007, in light of the Court of Appeals’ decision, and based on a stipulation among the parties to the settlement, the District Court entered an order terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the focus cases, seeking to address the deficiencies raised in the Court of Appeals’ opinion. On September 27, 2007, plaintiffs moved to certify the classes in those focus cases. On December 28, 2007, the underwriters filed a motion to strike the class allegations in the amended complaints, which the issuers in the focus cases later joined. On March 26, 2008, the District Court denied in part the defendants’ motions to dismiss the amended complaints in the focus cases, while dismissing those proposed class plaintiffs who sold their securities of the relevant issuers for a price in excess of the initial offering price or purchased their securities outside the certified class period. On October 10, 2008, the Court granted plaintiffs’ request to withdraw without prejudice their motion to certify the classes in the focus cases. As of December 31, 2008, no amount is accrued as a loss is not considered probable or estimable.

Patent Litigation with Emptoris, Inc.

On April 19, 2007, the Company sued Emptoris, Inc. (“Emptoris”) in the United States District Court for the Eastern District of Texas for patent infringement. On October 29, 2008, after a seven day jury trial, the Company received a verdict that Emptoris willfully infringed one Ariba patent and also infringed a second Ariba patent. The jury awarded Ariba approximately $4.9 million in damages. On January 7, 2009, the court issued its judgment which affirmed the jury’s damage award of $4.9 million and further ordered Emptoris to pay Ariba $207,000 for pre-judgment interest, $1.4 million in enhanced damages due to the willfulness finding, and Ariba’s costs of court which have been calculated to be $164,000. In its judgment, the court also issued an injunction against Emptoris. On January 22, 2009, the court entered an amended judgment which assessed additional damages of $168,000 against Emptoris based on its infringing conduct during the period after trial through December 4, 2008. Emptoris has indicated that it will seek to appeal the court’s judgment. On November 20, 2007, Emptoris sued the Company for infringement of one of its patents in the same Texas court where the Company’s patent claims were tried. In October 2008, Emptoris dismissed its patent case against Ariba with prejudice. As of December 31, 2008, no amount is accrued as a loss is not considered probable or estimable.

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

During the three months ended December 31, 2008, the Company recorded $7.5 million of income related to an insurance reimbursement for previously unreimbursed litigation costs.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding as of December 31, 2008.

Note 5—Income Taxes

The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to the Company’s tax audits. However, there can be no assurances as to the possible outcomes. The unrecognized tax benefits increased by approximately $350,000 in the three months ended December 31, 2008 primarily due to the impact of foreign exchange rates.

Note 6—Stockholders’ Equity

Stock-Based Compensation Plans

A summary of the activity related to the Company’s restricted common stock is presented below for the three months ended December 31, 2008:

	Three Months Ended December 31, 2008
	Number of Shares	Weighted- Average Fair Value
Nonvested at beginning of period	6,634,493	$10.47
Granted	141,286	$10.08
Vested	(1,415,583)	$11.45
Forfeited	(100,251)	$10.47

Nonvested at end of period	5,259,945	$10.19

The fair value of stock awards vested was $9.3 million and $7.6 million for the three months ended December 31, 2008 and 2007, respectively.

A summary of the activity related to the Company’s stock options is presented below:

	Three Months Ended December 31, 2008
	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	814,951	$15.00
Granted	—	$—
Exercised	(6,859)	$6.72
Forfeited	(10,225)	$14.55

Outstanding at end of period	797,867	$15.08	$1,288,000

Exercisable at end of period	797,867	$15.08	$1,288,000

The total intrinsic value of options exercised during the three months ended December 31, 2008 and 2007 was $21,000 and $866,000, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2009 and the exercise price, multiplied by the number of shares subject to in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of the Company’s stock.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive income (loss) for the three months ended December 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended December 31,
	2008	2007
Net income (loss)	$3,427	$(18,320)
Unrealized loss on securities	(609)	(323)
Foreign currency translation adjustments	(683)	(202)

Comprehensive income (loss)	$2,135	$(18,845)

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive loss as of December 31, 2008 and September 30, 2008 are as follows (in thousands):

	December 31, 2008	September 30, 2008
Unrealized loss on securities	$(4,124)	$(3,515)
Foreign currency translation adjustments	(262)	421

Accumulated other comprehensive loss	$(4,386)	$(3,094)

Note 7—Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended December 31,
	2008	2007
Net income (loss)	$3,427	$(18,320)

Weighted-average common shares—basic	80,947	73,204
Add: Effect of dilutive securities	3,097	—

Weighted-average common shares—diluted	84,044	73,204

Net income (loss) per common share—basic	$0.04	$(0.25)

Net income (loss) per common share—diluted	$0.04	$(0.25)

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

The Company has three geographic operating segments: North America; Europe, Middle-East and Africa (“EMEA”); and Asia-Pacific (“APAC”). The segments are determined in accordance with how management views and evaluates the Company’s business and based on the aggregation criteria as outlined in SFAS No. 131. Future changes to this organizational structure or the business may result in changes to the reportable segments disclosed. The Company markets its products in the United States and in foreign countries through its direct sales force and indirect sales channels.

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

Financial information for each reportable segment was as follows for the three months ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended December 31,
	2008	2007
Revenue
—North America	$52,075	$46,080
—EMEA	20,791	18,891
—APAC	4,914	5,953
—Corporate revenue	8,307	6,050

Total revenue	$86,087	$76,974

Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Certain revenue items are not allocated to segments because they are separately managed at the corporate level. These items include Ariba Managed Procurement Services, expense reimbursement and other miscellaneous items.

	Three Months Ended December 31,
	2008	2007
	(in thousands)
Contribution margin
—North America	$24,821	$18,142
—EMEA	8,493	6,491
—APAC	717	548

Total segment contribution margin	$34,031	$25,181

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

The reconciliation of segment information to the Company’s net income (loss) before income taxes was as follows for the three months ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended December 31,
	2008	2007
Segment contribution margin	$34,031	$25,181
Corporate revenue	8,307	6,050
Corporate costs, such as research and development, corporate general and administrative and other	(37,781)	(39,662)
Amortization of acquired technology and customer intangible assets	(1,388)	(3,509)
Other income—Softbank	—	566
Amortization of other intangibles	(210)	(109)
Restructuring and integration	(1,701)	(3,838)
Litigation provision	—	(5,900)
Insurance reimbursement	7,527	—
Interest and other (expense) income, net	(5,016)	3,344

Income (loss) before income taxes	$3,769	$(17,877)

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

	Three Months Ended December 31,
	2008	2007
Subscription revenues	$35,863	$20,831
Maintenance revenues	18,218	19,195
Services and other revenues	32,006	36,948

Total	$86,087	$76,974

Information regarding long-lived assets in geographic areas are as follows (in thousands):

	December 31, 2008	September 30, 2008
Long-Lived Assets:
United States	$18,326	$18,042
International	1,754	1,731

Total	$20,080	$19,773

Note 9—Other Income—Softbank

In June 2003, the Company commenced an arbitration proceeding against Softbank for failing to meet its contractual revenue commitments. In October 2004, the Company entered into a definitive agreement with Softbank settling their dispute. A total of $37.0 million was recorded as “Deferred income—Softbank” in connection with the settlement. As the Company was unable to determine the respective fair value of the amounts that related to Softbank’s software license, related maintenance and the Company’s prior agreements with Softbank, the $37.0 million was recognized ratably as “Other income—Softbank” over the three-year software license term ended October 2007. The Company recorded $566,000 in income related to the Softbank agreement in the three months ended December 31, 2007. As of December 31, 2008 and September 30, 2008, there is $0 of deferred income related to the Softbank settlement.

Note 10—Fair Value

As of December 31, 2008, the fair value measurements of the Company’s cash equivalents, long-term investments and restricted cash consisted of the following and which are categorized in the table below based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$77,749	$—	$—	$77,749
Certificates of deposit and other bank deposits	30,395	—	—	30,395
Non-U.S. government securities	6,092	—	—	6,092
Auction rate securities	—	—	17,776	$17,776

Total cash equivalents, long-term investments and restricted cash	$114,236	$—	$17,776	$132,012

The table below presents reconciliations for market securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended December 31, 2008 (in thousands):

Three Months Ended December 31, 2008
Beginning balance as of October 1, 2008	$—
Transfer in	20,525
Realized losses	(1,414)
Unrealized losses	(609)
Redemptions	(726)

Ending fair value as of December 31, 2008	$17,776

Long-term investments

The Company holds a variety of interest-bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. As of December 31, 2008, the Company holds $18.4 million in par value of student loan securities that failed to settle in auctions commencing February 2008 and $4.9 million in par value of commercial paper and credit derivative products that failed to settle in auctions commencing August 2007. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy of SFAS No. 157 by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

Contractual maturity dates for these ARS investments range from 2016 to 2047. The ARS backed by student loans are guaranteed by the U.S. government and have credit ratings of AAA. The ARS investments were in compliance with the Company’s investment policy at the time of acquisition and are investment grade quality, except for one commercial paper and credit derivative product that maintains a split rating between investment and speculative grade.

The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. As of December 31, 2008, the Company has classified the entire ARS investment balance as long-term investments on its consolidated balance sheet because of its current inability to predict that these investments will be available for settlement within the next twelve months. The Company has also modified its current investment strategy and increased its investments in more liquid money market instruments.

Historically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value.

The Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value of its investment in ARS as of December 31, 2008. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $18.4 million of student loan securities and $4.9 million of commercial paper and credit derivative products was adjusted by 350 basis points (“bps”) for the student loan securities and between 450 bps and 850 bps for the commercial paper and credit derivative products, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on this assessment of fair value, the Company determined there was a decline in the fair value of its ARS investments of $5.5 million, of which $4.1 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, the Company recorded an other-than-temporary impairment of $1.4 million in the three months ended December 31, 2008.

The Company reviews its impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and Security and Exchange Commission (“SEC”) in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net loss for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. In evaluating the impairment of each ARS, the Company classified such impairment as temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment for a period of time sufficient to allow for the recovery in market value to par. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, the Company may, in the near future, conclude that an other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $4.1 million currently accounted for as a temporary decline or may be greater than the $1.4 million other-than-temporary impairment recorded in the three months ended December 31, 2008.

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

Overview of Our Business

Ariba is the leading provider of on-demand spend management solutions. Our mission is to transform the way companies of all sizes, industries, and geographies operate by delivering software, service, and network solutions that enable them to holistically source, contract, procure, pay, manage, and analyze their spend and supplier relationships. Delivered on-demand, our enterprise-class offerings empower companies to achieve greater control of their spend and drive continuous improvements in financial and supply chain performance. Ariba® Spend Management™ solutions are easy to use, cost effective and quick to deploy and integrate with enterprise resource planning (“ERP”) and other software systems. More than 1,000 companies, including more than half of the companies on the Fortune 500 list published in April 2008, use Ariba solutions to manage their spend from sourcing and orders through invoicing and payment.

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

Overview of Quarter Ended December 31, 2008

Our revenues increased to $86.1 million in the three months ended December 31, 2008 compared to $77.0 million in the three months ended December 31, 2007. Subscription and maintenance revenues increased $14.1 million, or 35%, partially offset by a decrease in services and other revenues of $4.9 million, or 13%. Subscription revenues were $35.9 million in the three months ended December 31, 2008, as compared to $20.8 million in the three months ended December 31, 2007. This is primarily due to an increase in the demand for our subscription software products and our acquisition of Procuri in December 2007. Services and other revenues decreased in the three months ended December 31, 2008 primarily due to declines in implementation revenues, managed services revenues and perpetual license revenues.

Operating expenses decreased to $44.5 million in the three months ended December 31, 2008 compared to $61.2 million in the three months ended December 31, 2007. The decrease in operating expenses is primarily attributable to the following: (1) an insurance reimbursement of $7.5 million in the three months ended December 31, 2008; (2) a litigation provision of $5.9 million in connection with a patent infringement matter in the three months ended December 31, 2007; (3) a decrease in restructuring charge of $2.1 million, from $3.8 million in the three months ended December 31, 2007 to $1.7 million in the three months ended December 31, 2008, primarily related to abandonment of leased space in the three months ended December 31, 2007; and (4) a decrease in legal expenses of $1.4 million associated with patent infringement matters. These amounts were partially offset by a decrease in interest and other (expense) income, net of $8.4 million primarily related to an increase in foreign currency transaction losses of $5.2 million related to the strengthening of the U.S. dollar in the three months ended December 31, 2008, a decline in interest income of $1.5 million primarily due to declines in interest rates and an other-than-temporary impairment of $1.4 million of a long-term investment. In sum, our total net expenses, including cost of revenue and other items, decreased to $82.7 million in the three months ended December 31, 2008 compared to $95.3 million in the three months ended December 31, 2007, which resulted in a net income for the three months ended December 31, 2008 of $3.4 million compared to a net loss of $18.3 million in the three months ended December 31, 2007.

Outlook for Fiscal Year 2009

With the increase in our backlog, introduction of new offerings and continued shift in demand toward subscription software sales, we expect continued growth in subscription revenue as well as overall revenue in fiscal year 2009 compared to fiscal year 2008 but at a lower growth rate than in 2008.

We plan to monitor expenses in fiscal year 2009. We expect that total expenses, excluding expenses for amortization of intangibles, stock-based compensation and restructuring and integration, will grow, if at all, at a lower rate than revenues. Accordingly, we anticipate continued improvement in our results from operations, before giving effect to these excluded expenses.

Deteriorating worldwide economic conditions may adversely impact our business beyond our expectations. Although we believe that our spend management solutions may be even more strategic to customers during adverse economic conditions, because they help companies reduce the costs of their goods and services, a weakening global economy, or decline in confidence in the economy, could, among other things, result in reduced revenues, impairment of financial and non-financial assets and reduced cash flows.

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

In addition to the impact of global economic conditions, we believe that key risks to our revenues in fiscal year 2009 include: our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; our ability to generate organic growth; our deferral of services revenues as a result of including software implementation and other services as part of a sale with our subscription software solutions; the market acceptance of spend management solutions as a standalone market category; the overall level of information technology spending; potential declines in average selling prices; customer solvency and liquidity; and the potential impact of foreign exchange fluctuations. We believe that key risks to our future operating profitability include: the impact of global economic conditions; our ability to maintain or grow our revenues; our ability to maintain adequate utilization of our services organization; our ability to find new tenants for abandoned space; and the potential impact of foreign exchange fluctuations. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

Results of Operations

The following table sets forth statements of operations data for the periods indicated (in thousands, except per share data). The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Form 10-K for the fiscal year ended September 30, 2008 filed with the SEC on November 19, 2008.

	Three Months Ended December 31,
	2008	2007
Revenues:
Subscription and maintenance	$54,081	$40,026
Services and other	32,006	36,948

Total revenues	86,087	76,974

Cost of revenues:
Subscription and maintenance	11,648	8,868
Services and other	19,798	24,606
Amortization of acquired technology and customer intangible assets	1,388	3,509

Total cost of revenues	32,834	36,983

Gross profit	53,253	39,991

Operating expenses:
Sales and marketing	27,577	25,112
Research and development	10,904	13,317
General and administrative	11,603	13,502
Other income—Softbank	—	(566)
Insurance reimbursement	(7,527)	—
Amortization of other intangible assets	210	109
Restructuring and integration	1,701	3,838
Litigation provision	—	5,900

Total operating expenses	44,468	61,212

Income (loss) from operations	8,785	(21,221)
Interest and other (expense) income, net	(5,016)	3,344

Income (loss) before income taxes	3,769	(17,877)
Provision for income taxes	342	443

Net income (loss)	$3,427	$(18,320)

Comparison of the Three Months Ended December 31, 2008 and 2007

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

Subscription and maintenance

Subscription and maintenance revenues for the three months ended December 31, 2008 were $54.1 million, a 35% increase from the $40.0 million recorded in the three months ended December 31, 2007. Subscription revenues for the three months ended December 31, 2008 were $35.9 million, a 72% increase from the $20.8 million recorded in the three months ended December 31, 2007. The increase of $15.0 million in subscription revenues was primarily due to an increase in the demand for our subscription software products, the continued growth of Ariba Supplier Network revenues and the acquisition of Procuri in December 2007. Maintenance revenues for the three months ended December 31, 2008 were $18.2 million, a slight decrease from the $19.2 million recorded in the three months ended December 31, 2007. We anticipate that subscription revenues will increase in fiscal year 2009 compared to fiscal year 2008, partially offset by modest declines of maintenance revenues in fiscal year 2009.

Services and other

Services and other revenues for the three months ended December 31, 2008 were $32.0 million, a 13% decrease from the $36.9 million recorded in the three months ended December 31, 2007. The decrease is attributed to declines in implementation revenues, perpetual license revenues and managed services revenues in the three months ended December 31, 2008. We anticipate that services and other revenues will decline in fiscal year 2009 compared to fiscal year 2008 primarily due to continuing declines in perpetual license revenues.

Cost of Revenues

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for hosting services and technical support, including stock compensation costs and facilities and equipment costs. Cost of subscription and maintenance revenues for the three months ended December 31, 2008 was $11.6 million, a 31% increase over the $8.9 million recorded in the three months ended December 31, 2007. This increase is primarily the result of an increase in hosted support costs associated with the overall 72% increase in subscription revenues in the three months ended December 31, 2008. We anticipate that cost of subscription and maintenance expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2009 compared to the year ended September 30, 2008.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues for the three months ended December 31, 2008 was $19.8 million, a 20% decrease from the $24.6 million recorded in the three months ended December 31, 2007. This decrease is primarily the result of the following: (1) decreased compensation and benefits of $2.4 million and overhead of $549,000 associated with a 6% decrease in average consulting headcount; (2) decreased stock-based compensation expense of $587,000; and, (3) decreased travel and entertainment expense of $615,000 due to a cost reduction effort and the 6% decrease in average consulting headcount. We anticipate that cost of services and other revenues will remain relatively consistent as a percentage of services and other revenues in the year ending September 30, 2009 compared to the year ended September 30, 2008.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets primarily represents the amortization of the costs allocated to technology and customer relationships in our fiscal year 2004 business combination with FreeMarkets and our acquisition of Procuri in the three months ended December 31, 2007. This expense amounted to $1.4 million and $3.5 million in the three months ended December 31, 2008 and 2007, respectively. The decrease in the three months ended December 31, 2008 is primarily attributable to assets reaching the end of their estimated useful lives. We anticipate amortization of acquired technology and customer intangible assets will decrease in the year ended September 30, 2009 compared to the year ended September 30, 2008 due to decreases in costs resulting from our merger with FreeMarkets as assets reach the end of their estimated useful lives.

Gross profit

Our gross profit as a percentage of revenues for the three months ended December 31, 2008 was 62% compared to 52% for the three months ended December 31, 2007. The increase in gross profit was primarily due to the shift in our revenue mix (as the gross margin of software subscription and maintenance revenues is typically much higher than the gross margin of services revenues) and a decline in amortization of acquired technology and customer intangible assets. Subscription and maintenance revenues contributed 63% of total revenues in the three months ended December 31, 2008 as compared to 52% in the three months ended December 31, 2007, while services and other revenues contributed 37% of total revenues in the three months ended December 31, 2008 as compared to 48% in the three months ended December 31, 2007.

Operating Expenses

Sales and marketing

Sales and marketing includes costs associated with our sales, marketing and product marketing personnel, and consists primarily of compensation and benefits, commissions and bonuses, stock compensation, promotional and advertising and travel and entertainment expenses related to these personnel, as well as the provision for doubtful accounts. Sales and marketing expenses for the three months ended December 31, 2008 were $27.6 million, a 10% increase from the $25.1 million recorded in the three months ended December 31, 2007. This increase is primarily due to increased compensation and benefits expense of $2.8 million associated with a 18% increase in average sales and marketing headcount in supporting our transition to an on-demand model, partially offset by a decrease in marketing expense of $457,000 associated with cost cutting efforts in the three months ended December 31, 2008. We anticipate that sales and marketing expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2009 compared to the year ended September 30, 2008.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes employee compensation and benefits, stock compensation, consulting costs and the cost of software development tools and equipment. Research and development expenses for the three months ended December 31, 2008 were $10.9 million, an 18% decrease from the $13.3 million recorded in the three months ended December 31, 2007. This decrease is primarily attributable to a decrease in compensation and benefits of $1.5 million and overhead expense of $445,000 primarily related to restructuring actions taken in the year ended September 30, 2008. We anticipate that research and development expenses will slightly decline as a percentage of revenues in the year ending September 30, 2009 compared to the year ended September 30, 2008.

General and administrative

General and administrative includes costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the three months ended December 31, 2008 were $11.6 million, a 14% decrease from the $13.5 million recorded in the three months ended December 31, 2007. This decrease is primarily due to a decrease in intellectual property related legal expenses of approximately $1.4 million associated with the patent infringement matters disclosed in Note 4 to Notes to Condensed Consolidated Financial Statements. We anticipate that general and administrative expenses will decline as a percentage of revenues in the year ending September 30, 2009 compared to the year ended September 30, 2008 due to reduced legal expenses.

Other income—Softbank

During the three months ended December 31, 2007, we recorded $566,000 of income from the settlement with Softbank entered into in October 2004. The $37.0 million of deferred income recorded upon the settlement with Softbank was being recognized into income, starting in January 2005, over the remaining term of the three-year license ended October 2007. For further discussion, see Note 9 to the Condensed Consolidated Financial Statements.

Insurance reimbursement

During the three months ended December 31, 2008, we recorded $7.5 million of income related to an insurance reimbursement for previously unreimbursed litigation costs.

Amortization of other intangible assets

Amortization of other intangible assets was $210,000 and $109,000 for each of the three months ended December 31, 2008 and 2007, respectively. These amounts consisted of the amortization of trade name/trademark and non-competition agreement resulting from our merger with FreeMarkets and our acquisition of Procuri. We anticipate amortization of other intangible assets will remain relatively consistent in the year ended September 30, 2009 as compared to the year ended September 30, 2008.

Restructuring and integration

We recorded a restructuring charge of $1.7 million and $3.8 million in the three months ended December 31, 2008 and 2007, respectively. We recorded a charge of $1.7 million in the three months ended December 31, 2008 related to severance benefit costs to better align our expenses with our revenues. In the three months ended December 31, 2007, we evaluated our office space in Sunnyvale, California, and ceased use of approximately 31,500 square feet of space in our corporate headquarters and recorded lease abandonment costs of $3.1 million and leasehold impairments of $386,000 in the three months ended December 31, 2007. In addition, we recorded a charge of $378,000 related to severance benefit costs in connection with our acquisition of Procuri in the three months ended December 31, 2007.

Litigation provision

We recorded a $5.9 million provision related to our patent infringement litigation during the three months ended December 31, 2007.

Interest and other (expense) income, net

Interest and other (expense) income, net for the three months ended December 31, 2008 was $(5.0) million, compared to $3.3 million recorded in the three months ended December 31, 2007. The decrease is primarily attributable to an increase in realized and unrealized foreign currency transaction losses of $5.2 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries and realized losses on foreign denominated cash balances maintained in the United States, primarily due to the U.S. dollar strengthening against the Euro, the British Pound, the Australian dollar and the Canadian dollar in the three months ended December 31, 2008. The decrease is also attributable to a decrease in interest income of $1.5 million due to an overall decrease in the rate of return on marketable investments and a decrease in average cash and investment balances in three months ended December 31, 2008 as compared to the three months ended December 31, 2007 and a other-than-temporary impairment of $1.4 million related to a long-term investment in the three months ended December 31, 2008.

Provision for income taxes

Provision for income taxes for the three months ended December 31, 2008 was $342,000, compared to $443,000 in the three months ended December 31, 2007. The decrease is primarily attributable to releases of unrecognized tax benefits due to expiring statutes of limitations in the three months ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2008, we had $113.3 million in cash, cash equivalents and long-term investments and $29.6 million in restricted cash, for total cash, cash equivalents, long-term investments and restricted cash of $143.0 million. Our working capital deficit on December 31, 2008 was $29.1 million. All significant cash, cash equivalents and long-term investments are held in accounts in the United States. As of September 30, 2008, we had $107.4 million in cash, cash equivalents and long-term investments and $29.6 million in restricted cash, for total cash, cash equivalents, long-term investments and restricted cash of $137.0 million. Our working capital deficit on September 30, 2008 was $41.2 million.

We hold a variety of interest-bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy of SFAS No. 157 by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

Contractual maturity dates for these ARS investments range from 2016 to 2047. The ARS backed by student loans are guaranteed by the U.S. government and have credit ratings of AAA. All of the ARS investments were in compliance with our investment policy at the time of acquisition and are investment grade quality, except for one commercial paper and credit derivative product that maintains a split rating between investment and speculative grade.

We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. As of December 31, 2008 and September 30, 2008, we classified the entire ARS investment balance as long-term investments on our consolidated balance sheet because of our inability to determine when our investments in ARS would settle.

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

We have used a discounted cash flow model (“DCF”) to determine the estimated fair value of our investment in ARS as of December 31, 2008. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $18.4 million of student loan securities and $4.9 million of commercial paper and credit derivative products was adjusted by 350 basis points (“bps”) for the student loan securities and between 450 bps and 850 bps for the commercial paper and credit derivative products, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on this assessment of fair value, we determined there was a decline in the fair value of its ARS investments of $5.5 million, of which $4.1 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, we recorded an other-than-temporary impairment of $1.4 million in the three months ended December 31, 2008.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the Financial Accounting Standards Board (“FASB”) and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. In evaluating the impairment of each ARS, we classified such impairment as temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for the recovery in market value. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, we may, in the future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $4.1 million currently accounted for as a temporary decline or may be greater than the $1.4 million other-than-temporary impairment recorded in the three months ended December 31, 2008.

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

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. We have decided to modify our current investment strategy by limiting our investments in ARS to our current holdings and increasing our investments in more liquid investments.

The increase in total cash, cash equivalents, long-term investments and restricted cash of $7.8 million and the decrease in working capital deficit of $11.9 million in the three months ended December 31, 2008 is primarily attributable to a $7.5 million insurance reimbursement.

Our largest source of operating cash flows is cash collections from our customers related to our hosted on-demand software solutions and fees for product updates and support, as well as fees paid by suppliers for the Ariba Supplier Network. We also generate cash inflows from services for implementation services, consulting services and license fees charged for the use of our software products under perpetual agreements. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to leased facilities. Net cash provided by operating activities was $10.8 million for the three months ended December 31, 2008, compared to net cash provided by operating activities of $1.2 million for the three months ended December 31, 2007. Cash flows from operating activities increased $9.6 million primarily due to a $7.5 million insurance reimbursement in the three months ended December 31, 2008.

The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments. Net cash used in investing activities was $1.5 million for the three months ended December 31, 2008, compared to net cash used in investing activities of $24.3 million for the three months ended December 31, 2007. The decrease of $22.7 million is primarily attributable to cash paid of $54.6 million as a result of our acquisition of Procuri in the three months ended December 31, 2007, partially offset by a decrease in sales of investments, net of purchases sales of $29.8 million.

The changes in cash flows from financing activities primarily relate to the repurchase of common stock shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees and the proceeds from the issuance of common stock is attributed to stock option exercises. Net cash used in financing activities was $633,000 for the three months ended December 31, 2008, compared to net cash used in financing activities of $925,000 for the three months ended December 31, 2007.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 4 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 4 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of December 31, 2008. There have been no material changes in our contractual obligations and commercial commitments during the three months ended December 31, 2008 from those presented in our Annual Report on Form 10-K filed with the SEC on November 19, 2008.

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

Application of Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	Revenue recognition policies

•	Recoverability of goodwill

•	Impairment of long-lived assets

•	Lease abandonment costs

•	Fair value of marketable securities

•	Legal contingencies

•	Accounting for income taxes

These critical accounting policies and estimates, their related disclosures and other accounting policies, methods and estimates have been reviewed by our senior management and audit committee. During the three months ended December 31, 2008 there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2008 for a more complete discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products in the United States of America, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results have been and could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. For the three months ended December 31, 2008 and 2007, 30% and 32%, respectively, of our total net revenues were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of December 31, 2008 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain/(Loss) in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	6,500	$8,514	$(286)
Switzerland Franc	Buy	1,200	1,104	19
Czech Koruna	Buy	15,000	833	(19)
Singapore Dollar	Buy	1,200	866	(3)

Total			$11,317	$(289)

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of December 31, 2008.

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

Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which may have declined in market value due to changes in interest rates. Our investments may fall short of expectations due to changes in market conditions and as such we may suffer losses at the time of sale due to the decline in market value. See “Liquidity and Capital Resources.” All investments in the table below are carried at market value, which approximates cost.

The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio (in thousands, except for interest rates).

	Period Ending December 31, 2009	Period Ending December 31, 2010	Period Ending December 31, 2011	Period Ending December 31, 2012	Period Ending December 31, 2013	Thereafter	Total
Cash equivalents	$84,595	$—	$—	$—	$—	$—	$84,595
Average interest rate	1.13%	—	—	—	—	—	1.13%
Investments	$—	$—	$—	$—	$—	$17,776	$17,776
Average interest rate	—	—	—	—	—	2.30%	2.30%
Restricted cash	$—	$—	$466	$—	$29,175	$—	$29,641
Average interest rate	—	—	0.13%	—	0.13%	—	0.13%

Total investment securities	$84,595	$—	$466	$—	$29,175	$17,776	$132,012

The table above does not include uninvested cash of $10.9 million held as of December 31, 2008. Total cash, cash equivalents, marketable securities, long-term investments and restricted cash as of December 31, 2008 was $143.0 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

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

As of December 31, 2008, management evaluated the effectiveness of our disclosure controls and procedures and concluded those disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The litigation discussion set forth in Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events continue to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. We have partially hedged risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge trade and intercompany receivables and payables. There can be no assurance that our hedging strategy will be successful or that currency exchange rate fluctuations will not have a material adverse effect on our operating results. For example, in the three months ended December 31, 2008 as compared to the three months ended December 31, 2007, we had an increase in realized and unrealized foreign currency transaction losses of $5.2 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries and realized losses on foreign denominated cash balances maintained in the United States, primarily due to the U.S. dollar strengthening against the Euro, the British Pound, the Australian dollar and the Canadian dollar.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of December 31, 2008, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

•	adverse economic conditions;

•	the failure of our standalone spend management solutions business to mature as a separate market category;

•

declines in average selling prices of our products and services resulting from adverse economic conditions, competition or the introduction of newer products that generally have lower list prices than our more established products and other factors;

•	failure to successfully grow our sales channels;

•	failure to maintain control over costs;

•	increased restructuring charges resulting from the failure to sublease excess facilities at anticipated levels and rates;

•	charges incurred in connection with any future restructurings or acquisitions; and

•	additional impairment charges as a result of the decline in value and credit quality of our investments in auction rate securities (“ARS”).

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

We Plan to Implement a New Enterprise Resource Planning System, and Problems With the Design or Implementation of This System Could Interfere With Our Business and Operations.

In fiscal year 2008, we commenced a project to implement a global enterprise resource planning (ERP) system. We have invested significant capital and human resources in the design and implementation of the ERP system, which may be disruptive to our underlying business. At December 31, 2008, we had approximately $3.3 million of capitalized software related to our enterprise resource planning system implementation that was not yet in use and, as such, was not yet being amortized. In the three months ended December 31, 2008, due to the current economic downturn, we put the enterprise planning system implementation on hold for the remainder of fiscal year 2009. Our current expectation is to re-initiate the project by the end of 2009. We will evaluate the capitalized software costs for impairment throughout fiscal year 2009 in accordance with SFAS No. 144, Accounting for Impairment Disposal of Long-Lived Assets.” If we are unable to successfully design and implement the new ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted.

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

We review these estimates each reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the leases, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the vacated portions of our Sunnyvale, California headquarters by $1.7 million as of December 31, 2008. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results.

We May Be Required to Record Additional Impairment Charges in Future Quarters as a Result of the Decline in Value of Our Investments in Auction Rate Securities.

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

We May Incur Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines recently. The balance of goodwill is $406.5 million as of December 31, 2008 and, there can be no assurance that future goodwill impairments will not occur.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended December 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
October 1, 2008—October 31, 2008	—	$—	—	—
November 1, 2008—November 30, 2008	110,467	6.14	—	—
December 1, 2008—December 31, 2008	—	—	—	—

Total	110,467	$6.14	—	—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Title

10.42‡	Ariba Bonus Plan—Executive Officers, adopted on December 22, 2008.

10.43‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Ahmed Rubaie.

10.44‡†	Ariba, Inc.: 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Kent Parker.

10.45‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Kevin Costello.

10.46‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Robert Calderoni.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Management contract or compensatory plan or arrangement.
†	A request for confidential treatment has been filed with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ AHMED RUBAIE
Ahmed Rubaie
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 6, 2009