Form 10-Q
period 2009-03-31
ARIBA INC
filed 2009-05-06
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer. a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☒            Accelerated filer  ☐

Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of March 31, 2009 was 87,377,000.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2009	September 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$112,636	$86,804
Accounts receivable, less allowances of $2,656 and $1,938, respectively	23,488	28,968
Prepaid expenses and other current assets	11,290	7,859

Total current assets	147,414	123,631
Property and equipment, net	15,054	19,773
Long-term investments	17,787	20,525
Restricted cash, less current portion	29,255	29,641
Goodwill	406,507	406,507
Other intangible assets, net	20,770	23,965
Other assets	3,048	3,419

Total assets	$639,835	$627,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,012	$12,202
Accrued compensation and related liabilities	17,889	21,480
Accrued liabilities	16,354	15,677
Restructuring obligations	18,178	19,925
Deferred revenue	105,273	95,519

Total current liabilities	164,706	164,803
Deferred rent obligations	16,362	18,174
Restructuring obligations, less current portion	40,323	41,121
Deferred revenue, less current portion	5,927	6,396
Other long-term liabilities	6,098	5,949

Total liabilities	233,416	236,443

Stockholders’ equity:
Common stock	175	174
Additional paid-in capital	5,172,576	5,154,137
Accumulated other comprehensive loss	(4,824)	(3,094)
Accumulated deficit	(4,761,508)	(4,760,199)

Total stockholders’ equity	406,419	391,018

Total liabilities and stockholders’ equity	$639,835	$627,461

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenues:
Subscription and maintenance	$54,856	$46,798	$108,937	$86,824
Services and other	29,837	33,740	61,843	70,688

Total revenues	84,693	80,538	170,780	157,512

Cost of revenues:
Subscription and maintenance	11,832	10,454	23,480	19,322
Services and other	18,524	24,029	38,322	48,635
Amortization of acquired technology and customer intangible assets	1,387	4,685	2,775	8,194

Total cost of revenues	31,743	39,168	64,577	76,151

Gross profit	52,950	41,370	106,203	81,361

Operating expenses:
Sales and marketing	25,927	29,432	53,504	54,544
Research and development	10,451	13,944	21,355	27,261
General and administrative	12,212	11,806	23,815	25,308
Other income—Softbank	—	—	—	(566)
Insurance reimbursement	—	—	(7,527)	—
Amortization of other intangible assets	210	210	420	319
Restructuring and integration	7,698	690	9,399	4,528
Litigation provision	—	—	—	5,900

Total operating expenses	56,498	56,082	100,966	117,294

(Loss) income from operations	(3,548)	(14,712)	5,237	(35,933)
Interest and other (expense) income, net	(739)	2,863	(5,755)	6,207

Net loss before income taxes	(4,287)	(11,849)	(518)	(29,726)
Provision for income taxes	449	549	791	992

Net loss	$(4,736)	$(12,398)	$(1,309)	$(30,718)

Net loss per share—basic and diluted	$(0.06)	$(0.16)	$(0.02)	$(0.41)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended March 31,
	2009	2008
Operating activities:
Net loss	$(1,309)	$(30,718)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	890	(57)
Depreciation	3,845	3,868
Amortization of intangible assets	3,195	8,513
Stock-based compensation	17,622	21,318
Restructuring	9,399	4,528
Other-than-temporary impairment of long-term investments	1,414	—
Impairment of property and equipment	4,277	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,590	3,293
Prepaid expenses and other assets	(3,021)	5,281
Accounts payable	(5,303)	(985)
Accrued compensation and related liabilities	(4,612)	(2,103)
Accrued liabilities	(1,193)	(5,161)
Deferred revenue	9,285	6,459
Deferred income—Softbank	—	(566)
Restructuring obligations	(11,944)	(10,976)

Net cash provided by operating activities	27,135	2,694

Investing activities:
Cash paid for acquisition, net of cash acquired	—	(55,475)
Purchases of property and equipment	(3,403)	(2,682)
Sales of long-term investments, net of purchases	715	65,648
Allocation from restricted cash, net	386	788

Net cash (used in) provided by investing activities	(2,302)	8,279

Financing activities:
Proceeds from issuance of common stock	2,192	2,900
Repurchase of common stock	(1,374)	(2,631)

Net cash provided by financing activities	818	269

Effect of foreign exchange rate changes on cash and cash equivalents	181	(24)

Net change in cash and cash equivalents	25,832	11,218
Cash and cash equivalents at beginning of period	86,804	61,311

Cash and cash equivalents at end of period	$112,636	$72,529

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates. The items that are significantly impacted by estimates include revenue recognition, the assessment of recoverability of goodwill and other intangible assets, restructuring obligations related to abandoned operating leases, the fair value of certain marketable securities, pending litigation and accounting for income taxes. In addition, we use assumptions to estimate the fair value of stock-based compensation and collectability of accounts receivable.

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

No customer accounted for more than 10% of total revenues for the three and six months ended March 31, 2009 and 2008. One customer accounted for more than 10% of net accounts receivable as of March 31, 2009 and September 30, 2008, the Company’s most recent fiscal year end.

Recently Adopted Accounting Pronouncements

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, became effective for the Company on October 1, 2008. SFAS No. 159 gives the Company the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. As of March 31, 2009, the Company had not elected the fair value option for any eligible financial asset or liability.

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires additional disclosures about the Company’s objectives in using derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and tabular disclosures of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. See Derivative Financial Instruments in Note 1 – Description of Business and Summary of Significant Accounting Policies.

Recent Accounting Pronouncements Not Yet Adopted

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), Business Combinations. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company will evaluate the impact the provisions of FSP No. 142-3 and will adopt this standard on October 1, 2009

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles”. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial statements.

In April 2009, the FASB issued three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP 115-2 and FSP 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All three FSPs are effective for the Company beginning April 1, 2009. The Company is currently assessing the potential impact that the adoption of FSP 157-4 and FSP 115-2 and FSP 124-2 may have on its consolidated financial statements. Although the Company does not currently believe that these standards will have a material impact on the Company’s consolidated financial statements, FSP 107-1 and APB 28-1 will result in increased disclosures in our interim periods.

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

Certain of the Company’s contracts include performance incentive payments based on market volume and/or savings generated, as defined in the respective contracts. Revenue from such arrangements is generally recognized when those thresholds are achieved.

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

The Company follows the guidance set forth in SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in accounting for the development of its on-demand application service. SOP 98-1 requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and to amortize such costs over the software’s estimated useful life. Due to the current economic downturn, restructuring actions taken in the three months ended March 31, 2009, planned actions for the third quarter of fiscal year 2009 and a review of all discretionary spending and projects in the three months ended March 31, 2009, the Company deferred its ERP system implementation for finance and human resources to an uncertain date. The Company evaluated the capitalized software costs of this project for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.” In the three months ended March 31, 2009, the Company recorded an impairment charge of $3.3 million related to capitalized software implementation costs and $1.0 million related to perpetual software license costs due to the deferral of the project to an uncertain date.

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

During the three and six months ended March 31, 2009, the Company recorded $144,000 and $246,000, respectively, of stock-based compensation expense associated with employee stock purchase plan programs. During the three and six months ended March 31, 2008, the Company recorded $150,000 and $326,000, respectively, of stock-based compensation expense associated with employee stock purchase plan programs

During the three and six months ended March 31, 2009, the Company granted 146,000 shares and 287,000 shares, respectively, of restricted common stock to directors and certain employees, subject to a time-based service requirement, with a fair value of $1.2 million and $2.6 million, respectively. These amounts are being amortized in accordance with SFAS No. 123R over the vesting period of the individual restricted common stock grants, which is three years.

During the six months ended March 31, 2009, the Company also granted restricted common stock to executive officers and certain key employees, whose vesting and the number of shares are contingent upon meeting a performance milestone related to subscription software revenues for the year ended September 30, 2009, a 2010 performance milestone to be established by the Compensation Committee of the Board of Directors by November 2009 as well as a service requirement. The number of shares that will vest upon meeting the performance milestone for the year ended September 30, 2009 is up to 200%, or 870,000 shares with a fair value of $7.5 million, based on the current fair value of the Company’s shares at the grant date. The Company’s current assumptions are that the performance milestone will be met at the 200% attainment level and compensation expense is being recorded over the vesting period of one year. The Company will evaluate this assumption on a quarterly basis for the year ended September 30, 2009. If the performance milestone is not achieved and the shares fail to vest, any previously recognized compensation cost will be reversed.

During the three and six months ended March 31, 2008, the Company granted 633,000 and 2.0 million shares, respectively, of restricted common stock to executive officers, directors and certain employees, subject to a time-based service requirement, with a fair value of $6.0 million and $22.5 million, respectively. This amount is being amortized in accordance with SFAS No. 123R over the vesting period of the individual restricted common stock grants, which is two years.

During the six months ended March 31, 2008, the Company also granted 1.0 million shares of restricted common stock to executive officers and certain key employees with a fair value of $12.2 million, whose vesting and the number of shares are contingent upon meeting a performance milestone related to subscription software revenues for the year ended September 30, 2008 and upon subsequent service periods. The number of shares that will vest upon meeting the performance milestones and subsequent service periods is up to 200%, or 2.1 million shares with a fair value of $24.4 million. The shares vest one-third upon the achievement of the performance milestone, one-third upon service on the first anniversary of achievement of the performance milestone and one-third upon service on the second anniversary of achievement of the performance milestone. The performance milestone was achieved at 200% in the year ended September 30, 2008 and compensation expense is being recorded based upon the fair value based on the closing price on the date of grant over the vesting period, or three years.

During the three months ended March 31, 2009 and 2008, the Company recorded $7.1 million and $10.7 million, respectively, of stock-based compensation expense associated with restricted stock grants. During the six months ended March 31, 2009 and 2008, the Company recorded $15.7 million and $19.6 million, respectively, of stock-based compensation expense associated with restricted stock grants. As of March 31, 2009, there was $24.0 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.7 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan in the form of common stock with a value of $861,000 and $657,000 in the three months ended March 31, 2009 and 2008, respectively, and of $1.7 million and $1.4 million in the six months ended March 31, 2009 and 2008, respectively

Total stock-based compensation of $8.1 million and $11.5 million was recorded in the three months ended March 31, 2009 and 2008, respectively, and $17.6 million and $21.3 million was recorded in the six months ended March 31, 2009 and 2008, respectively, to various operating expense categories as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Cost of revenues—subscription and maintenance	$541	$628	$1,166	$1,125
Cost of revenues—services and other	848	1,628	1,878	3,245
Sales and marketing	3,404	4,455	7,286	8,238
Research and development	1,071	1,832	2,495	3,073
General and administrative	2,232	2,946	4,797	5,637

Total	$8,096	$11,489	$17,622	$21,318

Derivative Financial Instruments

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133. The adoption of SFAS No. 161 had no financial impact on the Company’s consolidated financial statements and only required additional financial statement disclosures. The Company has applied the requirements of SFAS No. 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

The Company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, the Company’s strategy is to have increases or decreases in foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. The Company’s foreign currency forward contracts generally settle within 90 days. The Company does not use these forward contracts for trading purposes. The Company does not designate these forward contracts as hedging instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the Company records the fair value of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair value recorded in our consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is to prepaid expenses and other current assets for unrealized gains and to other current liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts is to non-operating income, net, for both realized and unrealized gains and losses.

As of March 31, 2009, the notional amounts of the forward contracts we held to purchase and sell U.S. dollars in exchange for other major international currencies were $5.4 million and $10.1 million, respectively, and the unrealized loss on these contracts was $0.5 million.

The fair value of the foreign currency forward contracts not designated as hedges in the condensed consolidated balance sheet were $18,000 included in prepaid expense and other current assets and $482,000 included in other current liabilities as of March 31, 2009. The effects of the foreign currency forward contracts not designated as hedges on income was a loss $266,000 for the three months ended March 31, 2009, included in interest and other (expense) income, net on the condensed consolidated statement of operations.

Note 2—Business Combination

On December 17, 2007, the Company acquired Procuri, Inc. (“Procuri”), a privately held company headquartered in Atlanta, Georgia, to expand its on-demand supply management solutions. The Company has included the financial results of Procuri in its consolidated financial results effective December 17, 2007. The total purchase price for Procuri was $103.2 million, which consisted of $55.6 million in cash paid to acquire the outstanding common stock of Procuri and to settle Procuri’s outstanding debt, $46.1 million of the Company’s common stock (based on the issuance of 4.1 million shares of Ariba common stock) and $1.5 million for transaction costs. For the purposes of the purchase price calculation, the deemed fair value of the Ariba common stock issued in the merger was $11.36 per share, which is equal to Ariba’s average closing price per share as reported on the NASDAQ Global Market for each trading day during the period beginning two days before the acquisition date and ending on the acquisition date of December 17, 2007. A total of $9.2 million of cash remains in escrow by a third-party escrow agent for indemnification claims. The escrow shall be released 18 months after the closing of the merger, subject to claims against the escrow. There is an additional indemnification obligation of $7.0 million by the stockholders of Procuri outside the escrow that shall expire 30 months after the closing of the merger with respect to certain intellectual property and tax representations.

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

	$28,500

The following unaudited pro forma financial information is presented to reflect the results of operations for the three and six months ended March 31, 2008 as if the acquisition of Procuri had occurred on October 1, 2007. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on October 1, 2007 and may not be indicative of future operating results (in thousands, except per share amounts):

	Three Months Ended March 31, 2008	Six Months Ended March 31, 2008
Revenues	$80,538	$161,534
Net loss	$(12,398)	$(35,441)
Net loss per share—basic and diluted	$(0.16)	$(0.45)
Weighted average shares—basic and diluted	77,648	78,827

Note 3—Other Intangible Assets

The table below reflects changes or activity in the balances related to other intangible assets for the three months ended March 31, 2009 (in thousands):

	Useful Life	March 31, 2009			September 30, 2008
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	24 months	$13,300	$(12,273)	$1,027	$13,300	$(11,548)	$1,752
Contracts and related customer relationships	48 to 72 months	80,881	(61,577)	19,304	80,881	(59,527)	21,354
Trade names/trademarks	24 to 60 months	2,200	(1,973)	227	2,200	(1,703)	497
Non-competition agreements	24 months	600	(388)	212	600	(238)	362

Total		$96,981	$(76,211)	$20,770	$96,981	$(73,016)	$23,965

Amortization of other intangible assets for the three and six months ended March 31, 2009 totaled $1.6 million and $3.2 million, respectively. Of the total, amortization of $1.4 million and $2.8 million related to contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three and six months ended March 31, 2009, respectively. Amortization of $210,000 and $420,000 primarily related to trade names/trademarks and non-competition agreements were recorded as operating expense in the three and six months ended March 31, 2009, respectively.

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

As of March 31, 2009, estimated future amortization expense related to intangible assets is $3.1 million for the remainder of fiscal year 2009, $4.5 million in fiscal year 2010, $4.1 million in fiscal year 2011, $4.1 million in fiscal year 2012, $4.1 million in fiscal year 2013 and $854,000 thereafter.

Note 4—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 147,000 square feet in this facility. The Company currently subleases two buildings, totaling 396,000 square feet, to third parties. These subleases expire in January 2013. The remaining 173,000 square feet is available for sublease. Minimum monthly lease payments are approximately $3.3 million and escalate annually, with the total future minimum lease payments amounting to $165.5 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit backed by cash equivalents, totaling $28.9 million as of March 31, 2009, as a form of security through fiscal year 2013. Also, the Company is required by other lease agreements to hold an additional $401,000 of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $29.3 million is classified as restricted cash on the Company’s condensed consolidated balance sheet as of March 31, 2009.

The Company also occupies 91,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. This location consists principally of the Company’s services organization and administrative activities.

The Company leases certain equipment, software and its facilities under various noncancelable operating and immaterial capital leases with various expiration dates through 2017. Rental expense was $6.0 million and $6.6 million for the three months ended March 31, 2009 and 2008, respectively, and $11.8 million and $12.6 million for the six months ended March 31, 2009 and 2008, respectively. This expense was reduced by sublease income of $2.6 million and $2.3 million for the three months ended March 31, 2009 and 2008, respectively, and $5.1 million and $4.2 million for the six months ended March 31, 2009 and 2008, respectively. The following table summarizes future minimum lease payments and sublease income under noncancelable operating leases as of March 31, 2009 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income
2009	$23,561	$5,816
2010	47,412	12,389
2011	47,944	13,078
2012	49,867	13,775
2013	19,426	4,489
Thereafter	10,632	—

Total	$198,842	$49,547

Of the total operating lease commitments noted above, $65.1 million is for occupied properties and $133.7 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring and integration costs

The following table details accrued restructuring and integration obligations and related activity through March 31, 2009 (in thousands):

	Severance and benefits	Lease abandonment costs	Asset impairment	Total restructuring and integration costs
Accrued restructuring obligations as of October 1, 2007	$—	$71,171	$—	$71,171
Cash paid	(4,147)	(19,445)	—	(23,592)
Total charge to operating expense	2,714	5,933	1,461	10,108
Asset impairment applied to asset balances	—	—	(1,461)	(1,461)
Purchase accounting adjustment	2,093	794	—	2,887
Restructuring obligation assumed under purchase acquisition	—	1,933	—	1,933

Accrued restructuring obligations as of September 30, 2008	$660	$60,386	$—	61,046
Cash paid	(2,446)	(9,410)	—	(11,856)
Total charge to operating expense	2,498	6,813	88	9,399
Asset impairment applied to asset balances	—	—	(88)	(88)

Accrued restructuring obligations as of March 31, 2009	$712	$57,789	$—	58,501

Less: current portion				18,178

Accrued restructuring obligations, less current portion				$40,323

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. The Company recorded a charge of $797,000 and $2.5 million for the three and six months ended March 31, 2009, respectively, related to severance benefit costs based on the current economic environment to better align its expenses with its revenues. The Company will continue to monitor the economic environment and, depending on business conditions, more voluntary and involuntary workforce reductions are anticipated in the second half of fiscal year 2009. The Company recorded a charge of $708,000 and $1.1 million related to severance benefit costs in connection with its acquisition of Procuri for the three and six months ended March 31, 2008, respectively. In addition, the Company assumed liabilities related to the severance of former Procuri employees of $2.1 million.

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Sunnyvale, California and Pittsburgh, Pennsylvania. As of March 31, 2009, $57.8 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013. In the three months ended March 31, 2009, the Company revised its estimates for sublease commencement dates and sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market, resulting in a charge of $6.8 million.

During the six months ended March 31, 2008, the Company evaluated its office space in Sunnyvale, California, and ceased use of approximately 31,500 square feet of space in its corporate headquarters. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 144, the Company recorded lease abandonment costs of $3.1 million and leasehold impairments of $386,000 in the six months ended March 31, 2008. Also during the six months ended March 31, 2008, due to the planned abandonment of an additional facility as a result of the Company’s acquisition of Procuri, the Company recorded an adjustment of $623,000 to the restructuring obligation in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. This restructuring cost was considered part of the preliminary purchase price of Procuri. Total lease abandonment costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses.

The Company’s lease abandonment accrual is net of $60.4 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $49.5 million as of March 31, 2009, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at March 31, 2009, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the Company’s Sunnyvale, California headquarters by approximately $1.2 million as of March 31, 2009.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of March 31, 2009.

Litigation

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to the Company’s and FreeMarkets’ initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against the Company and FreeMarkets, Inc. (“FreeMarkets”), certain of the two companies’ former officers and directors, and the underwriters who handled the IPOs. These consolidated complaints were then further consolidated, along with similar complaints filed against over 300 other issuers in connection with their initial public offerings, before a single judge for case management purposes. After many years of litigation and appeals related to the sufficiency of the pleadings and class certification, the parties have agreed to a settlement of the entire litigation, which must be approved by the Court. Under the proposed settlement, neither the Company nor FreeMarkets will be required to make any payment. On April 2, 2009, Plaintiffs filed a motion for preliminary approval of the settlement. The Court has yet to rule on the motion. As of March 31, 2009, no amount is accrued as a loss is not considered probable or estimable.

General

Defending against this action and various other claims and legal actions arising in the ordinary course of business may require significant management time and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses are unsuccessful or if it is unable to settle on favorable terms, the Company could be liable for a large damages award and, in the case of patent litigation, be subject to an injunction that could seriously harm its business and results of operations.

During the six months ended March 31, 2009, the Company recorded $7.5 million of income related to an insurance reimbursement for previously unreimbursed litigation costs.

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

As of March 31, 2009, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding.

Note 5—Income Taxes

The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to the Company’s tax audits. However, there can be no assurances as to the possible outcomes. The unrecognized tax benefits decreased by approximately $230,000 in the three months ended March 31, 2009 and increased by approximately $120,000 in the six months ended March 31, 2009 primarily due to the impact of foreign exchange rates.

Note 6—Stockholders’ Equity

Stock-Based Compensation Plans

A summary of the activity related to the Company’s restricted common stock is presented below for the six months ended March 31, 2009:

	Six Months Ended March 31, 2009
	Number of Shares	Weighted- Average Fair Value
Nonvested at beginning of period	6,634,493	$10.47
Granted	287,081	$9.07
Vested	(2,371,445)	$9.65
Forfeited	(176,330)	$10.62

Nonvested at end of period	4,373,799	$10.23

The fair value of stock awards vested was $8.1 million and $8.7 million for the three months ended March 31, 2009 and 2008, respectively, and $17.4 million and $16.3 million for the six months ended March 31, 2009 and 2008, respectively.

A summary of the activity related to the Company’s stock options is presented below:

	Six Months Ended March 31, 2009
	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	814,951	$15.00
Granted	—	$—
Exercised	(138,165)	$5.15
Forfeited	(24,703)	$26.57

Outstanding at end of period	652,083	$16.65	$466,000

Exercisable at end of period	652,083	$16.65	$466,000

The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $365,000 and $311,000, respectively, and $387,000 and $1.2 million during the six months ended March 31, 2009 and 2008, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2009 and the exercise price, multiplied by the number of shares subject to in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based on the fair market value of the Company’s stock.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive income (loss) for the three and six months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net loss	$(4,736)	$(12,398)	$(1,309)	$(30,718)
Unrealized loss on securities	—	(3,637)	(609)	(3,960)
Foreign currency translation adjustments	(438)	180	(1,121)	(22)

Comprehensive loss	$(5,174)	$(15,855)	$(3,039)	$(34,700)

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive loss as of March 31, 2009 and September 30, 2008 are as follows (in thousands):

	March 31, 2009	September 30, 2008
Unrealized loss on securities	$(4,124)	$(3,515)
Foreign currency translation adjustments	(700)	421

Accumulated other comprehensive loss	$(4,824)	$(3,094)

Note 7—Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net loss	$(4,736)	$(12,398)	$(1,309)	$(30,718)

Weighted-average common shares outstanding	87,208	86,189	87,082	83,882
Less: Weighted-average common shares subject to repurchase	(4,792)	(8,541)	(5,401)	(8,456)

Weighted-average common shares—basic and diluted	82,416	77,648	81,681	75,426

Net loss per common share—basic and diluted	$(0.06)	$(0.16)	$(0.02)	$(0.41)

For the three and six months ended March 31, 2009 the Company excluded approximately 2.2 million of potential common shares issuable upon exercise of outstanding stock options and upon vesting of outstanding restricted common stock because they had an antidilutive effect due to net losses recorded in each of those periods. For the three and six months ended March 31, 2008, the Company excluded approximately 3.7 million of potential common shares issuable upon exercise of outstanding stock options and upon vesting of outstanding restricted common stock because they had an antidilutive effect due to net losses recorded in each of those periods.

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

Financial information for each reportable segment was as follows for the three and six months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenue
—North America	$51,732	$49,901	$103,806	$94,427
—EMEA	20,613	18,008	41,403	36,899
—APAC	5,446	5,541	10,360	11,494
—Corporate revenue	6,902	7,088	15,211	14,692

Total revenue	$84,693	$80,538	$170,780	$157,512

Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Certain revenue items are not allocated to segments because they are separately managed at the corporate level. These items include Ariba Managed Procurement Services, expense reimbursement and other miscellaneous items.

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Contribution margin
—North America	$24,805	$21,489	$49,625	$40,138
—EMEA	9,286	5,044	17,779	11,534
—APAC	1,431	(445)	2,147	103

Contribution margin	$35,522	$26,088	$69,551	$51,775

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

The reconciliation of segment information to the Company’s net loss before income taxes was as follows for the three and six months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Segment contribution margin	$35,522	$26,088	$69,551	$51,775
Corporate revenue	6,902	7,088	15,211	14,692
Corporate costs, such as research and development, corporate general and administrative and other	(36,677)	(42,303)	(74,458)	(84,025)
Amortization of acquired technology and customer intangible assets	(1,387)	(4,685)	(2,775)	(8,194)
Other income—Softbank	—	—	—	566
Amortization of other intangibles	(210)	(210)	(420)	(319)
Restructuring and integration	(7,698)	(690)	(9,399)	(4,528)
Litigation provision	—	—	—	(5,900)
Insurance reimbursement	—	—	7,527	—
Interest and other income, net	(739)	2,863	(5,755)	6,207

Loss before income taxes	$(4,287)	$(11,849)	$(518)	$(29,726)

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Subscription revenues	$36,380	$28,569	$72,243	$49,400
Maintenance revenues	18,476	18,229	36,694	37,424
Services and other revenues	29,837	33,740	61,843	70,688

Total	$84,693	$80,538	$170,780	$157,512

Information regarding long-lived assets in geographic areas are as follows (in thousands):

	March 31, 2009	September 30, 2008
Long-Lived Assets:
United States	$13,473	$18,042
International	1,581	1,731

Total	$15,054	$19,773

Note 9—Other Income—Softbank

In June 2003, the Company commenced an arbitration proceeding against Softbank for failing to meet its contractual revenue commitments. In October 2004, the Company entered into a definitive agreement with Softbank settling their dispute. A total of $37.0 million was recorded as “Deferred income—Softbank” in connection with the settlement. As the Company was unable to determine the respective fair value of the amounts that related to Softbank’s software license, related maintenance and the Company’s prior agreements with Softbank, the $37.0 million was recognized ratably as “Other income—Softbank” over the three-year software license term ended October 2007. The Company recorded the remaining amount of $566,000 in income related to the Softbank agreement in the three months ended December 31, 2007.

Note 10—Fair Value

As of March 31, 2009, the fair value measurements of the Company’s cash equivalents, long-term investments and restricted cash consisted of the following and which are categorized in the table below based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$86,119	$—	$—	$86,119
Certificates of deposit and other bank deposits	30,458	—	—	30,458
Non-U.S. government securities	13,201	—	—	13,201
Auction rate securities	—	—	17,787	$17,787

Total cash equivalents, long-term investments and restricted cash	$129,778	$—	$17,787	$147,565

The table below presents reconciliations for market securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended March 31, 2009 (in thousands):

Six Months Ended March 31, 2009
Beginning balance as of October 1, 2008	$—
Transfer in	20,525
Realized losses	(1,414)
Unrealized losses	(598)
Redemptions	(726)

Ending fair value as of March 31, 2009	$17,787

Long-term investments

The Company holds a variety of interest-bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. As of March 31, 2009, the Company holds $18.4 million in par value of student loan securities that failed to settle in auctions commencing February 2008 and $4.9 million in par value of commercial paper and credit derivative products that failed to settle in auctions commencing August 2007. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until such time as either a future auction of these investments is successful or a buyer is found outside of the auction process. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy of SFAS No. 157 by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

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

The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. As of March 31, 2009, the Company has classified the entire ARS investment balance as long-term investments on its consolidated balance sheet because of its current inability to predict that these investments will be available for settlement within the next twelve months. The Company has also modified its current investment strategy and increased its investments in more liquid money market instruments.

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

The Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value of its investment in ARS as of March 31, 2009. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $18.4 million of student loan securities and $4.9 million of commercial paper and credit derivative products was adjusted by 300 basis points (“bps”) for the student loan securities and between 450 bps and 850 bps for the commercial paper and credit derivative products, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on this assessment of fair value, the Company determined there was a decline in the fair value of its ARS investments of $5.5 million, of which $4.1 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, the Company recorded an other-than-temporary impairment of $1.4 million in the six months ended March 31, 2009.

The Company reviews its impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and Security and Exchange Commission (“SEC”) in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net loss for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment for a period of time sufficient to allow for the recovery in market value to par. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, the Company may, in the near future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $4.1 million currently accounted for as a temporary decline or may be greater than the $1.4 million other-than-temporary impairment recorded in the six months ended March 31, 2009.

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

Our software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. Our software is designed to integrate with all major platforms and can be accessed via a web browser. Our software can be deployed as an installed application or provided as a service in an on-demand model. In addition to application software, Ariba Spend Management solutions include implementation and strategic consulting services, education and training, commodity expertise and decision support services, benchmarking services, low-cost country sourcing services and procurement outsourcing services. Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 190,000 registered suppliers, offering a wide array of goods and services, are connected to the Ariba Supplier Network.

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

Overview of Quarter Ended March 31, 2009

Our revenues increased to $84.7 million in the three months ended March 31, 2009 compared to $80.5 million in the three months ended March 31, 2008. Subscription and maintenance revenues increased $8.1 million, or 17%, partially offset by a decrease in services and other revenues of $3.9 million, or 12%. Subscription revenues were $36.4 million in the three months ended March 31, 2009, an increase of 27% from the $28.6 million recorded in the three months ended March 31, 2008. This is primarily due to an increase in the demand for our subscription software products. Services and other revenues decreased in the three months ended March 31, 2009 primarily due to declines in implementation revenues, managed services revenues and perpetual license revenues.

Operating expenses increased slightly to $56.5 million in the three months ended March 31, 2009 compared to $56.1 million in the three months ended March 31, 2008. The slight increase in operating expenses is primarily attributable to the Company revising its estimates for sublease commencement dates and sublease rental rate projections to reflect soft market conditions in the Northern California real estate market, resulting in a charge of $6.8 million. This was partially offset by a decrease in stock-based compensation expense, due to a decrease in restricted stock grants in the six months ended March 31, 2009, and a decline in discretionary spending such as marketing expense, travel and entertainment expense and facilities costs in the current quarter in response to the current economic environment. In sum, our total net expenses, including cost of revenue and other items, decreased to $89.0 million in the three months ended March 31, 2009 compared to $92.9 million in the three months ended March 31, 2008, which resulted in a net loss for the three months ended March 31, 2009 of $4.3 million compared to $12.4 million for the three months ended March 31, 2008.

Outlook for Fiscal Year 2009

With the increase in our backlog over the last twelve months, introduction of new offerings and continued shift in demand toward subscription software sales, we expect continued growth in subscription revenue as well as overall revenue in fiscal year 2009 compared to fiscal year 2008 but at a lower growth rate than in 2008.

We plan to monitor expenses in the second half of fiscal year 2009. We expect that total expenses, excluding expenses for amortization of intangibles, stock-based compensation and restructuring and integration, will grow, if at all, at a lower rate than revenues. Accordingly, we anticipate continued improvement in our results from operations, before giving effect to these excluded expenses.

Continued deterioration in the global economy is adversely impacting our business. Although our spend management solutions help companies reduce the cost of their goods and services and may therefore be perceived as even more strategic during adverse economic conditions, the selling environment in the quarter ended March 31, 2009 was increasingly more challenging. Compared to the prior quarter, our sales cycle continued to lengthen, and we closed fewer significant (greater than $1 million) deals, although we closed more new customer deals at lower average selling prices that partly offset the decline of bigger deals. In general, we expect a similar selling environment at least through the remainder of fiscal year 2009. Deteriorating economic conditions could, among other things, result in reduced revenues, impairment of financial and non-financial assets and reduced earnings and cash flow.

We believe that our success for the second half of fiscal year 2009 will depend largely on our ability to continue to focus on sales and marketing execution in order to: (1) renew our subscription or time-based revenues, including on-demand software fees, maintenance fees, and fees for certain services; and, (2) sell bundled solution offerings that include both technology and expert services.

In addition to the impact of global economic conditions, we believe that key risks to our revenues in the second half of fiscal year 2009 include: our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; our deferral of services revenues as a result of including software implementation and other services as part of a sale with our subscription software solutions; the market acceptance of spend management solutions as a standalone market category; the overall level of information technology spending; potential declines in average selling prices; customer solvency and liquidity; and the potential impact of foreign exchange fluctuations. We believe that key risks to our future operating profitability include: the impact of global economic conditions; our ability to maintain or grow our revenues; our ability to maintain adequate utilization of our services organization; our ability to find new tenants for abandoned space; our ability to further reduce operating expenses; and the potential impact of foreign exchange fluctuations. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenues:
Subscription and maintenance	$54,856	$46,798	$108,937	$86,824
Services and other	29,837	33,740	61,843	70,688

Total revenues	84,693	80,538	170,780	157,512

Cost of revenues:
Subscription and maintenance	11,832	10,454	23,480	19,322
Services and other	18,524	24,029	38,322	48,635
Amortization of acquired technology and customer intangible assets	1,387	4,685	2,775	8,194

Total cost of revenues	31,743	39,168	64,577	76,151

Gross profit	52,950	41,370	106,203	81,361

Operating expenses:
Sales and marketing	25,927	29,432	53,504	54,544
Research and development	10,451	13,944	21,355	27,261
General and administrative	12,212	11,806	23,815	25,308
Other income—Softbank	—	—	—	(566)
Insurance reimbursement	—	—	(7,527)	—
Amortization of other intangible assets	210	210	420	319
Restructuring and integration	7,698	690	9,399	4,528
Litigation provision	—	—	—	5,900

Total operating expenses	56,498	56,082	100,966	117,294

(Loss) income from operations	(3,548)	(14,712)	5,237	(35,933)
Interest and other (expense) income, net	(739)	2,863	(5,755)	6,207

Net loss before income taxes	(4,287)	(11,849)	(518)	(29,726)
Provision for income taxes	449	549	791	992

Net loss	$(4,736)	$(12,398)	$(1,309)	$(30,718)

Comparison of the Three and Six Months Ended March 31, 2009 and 2008

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

Subscription and maintenance

Subscription and maintenance revenues for the three months ended March 31, 2009 were $54.9 million, a 17% increase from the $46.8 million recorded in the three months ended March 31, 2008. Subscription revenues for the three months ended March 31, 2009 were $36.4 million, a 27% increase from the $28.6 million recorded in the three months ended March 31, 2008. The increase of $7.8 million in subscription revenues was primarily due to an increase in the demand for our subscription software products and the continued growth of Ariba Supplier Network revenues. Maintenance revenues for the three months ended March 31, 2009 were $18.5 million, a slight increase from the $18.2 million recorded in the three months ended March 31, 2008.

Subscription and maintenance revenues for the six months ended March 31, 2009 were $108.9 million, a 25% increase from the $86.8 million recorded in the six months ended March 31, 2008. Subscription revenues for the six months ended March 31, 2009 were $72.2 million, a 46% increase from the $49.4 million recorded in the six months ended March 31, 2008. The increase of $22.8 million in subscription revenues was primarily due to an increase in the demand for our subscription software products, the continued growth of Ariba Supplier Network revenues and the acquisition of Procuri in December 2007. Maintenance revenues for the six months ended March 31, 2009 were $36.7 million, a slight decrease from the $37.4 million recorded in the six months ended March 31, 2008. We anticipate that subscription revenues will increase in fiscal year 2009 compared to fiscal year 2008, partially offset by modest declines of maintenance revenues in fiscal year 2009.

Services and other

Services and other revenues for the three months ended March 31, 2009 were $29.8 million, a 12% decrease from the $33.7 million recorded in the three months ended March 31, 2008. Services and other revenues for the six months ended March 31, 2009 were $61.8 million, a 13% decrease from the $70.7 million recorded in the six months ended March 31, 2008. The decreases in services and other revenues in both periods are primarily attributable to declines in managed services revenues and perpetual license revenues in the three and six months ended March 31, 2009. We anticipate that services and other revenues will decline in fiscal year 2009 compared to fiscal year 2008 primarily due to the continued transition of managed procurement customers to subscription software customers and continuing declines in perpetual license revenues.

Cost of Revenues

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for hosting services and technical support, including stock compensation costs and facilities and equipment costs. Cost of subscription and maintenance revenues for the three months ended March 31, 2009 was $11.8 million, a 13% increase over the $10.5 million recorded in the three months ended March 31, 2008. Cost of subscription and maintenance revenues for the six months ended March 31, 2009 was $23.5 million, a 22% increase over the $19.3 million recorded in the six months ended March 31, 2008. These increases are primarily the result of an increase in hosted support costs associated with the overall 27% and 46% increase in subscription revenues in the three and six months ended March 31, 2009, respectively, compared to the corresponding periods in the prior fiscal year. We anticipate that cost of subscription and maintenance expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2009 compared to the year ended September 30, 2008.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues for the three months ended March 31, 2009 was $18.5 million, a 23% decrease from the $24.0 million recorded in the three months ended March 31, 2008. This decrease is primarily due to the following: (1) decreased compensation and benefits of $2.6 million and bonus expense of $464,000 associated with a 7% decrease in average consulting headcount; (2) decreased stock-based compensation expense of $780,000 primarily due to a decrease in restricted stock grants in the six months ended March 31, 2009; and, (3) decreased travel and entertainment expense of $1.1 million due to a cost reduction effort and the 7% decrease in average consulting headcount.

Cost of services and other revenues for the six months ended March 31, 2009 was $38.3 million, a 21% decrease from the $48.6 million recorded in the six months ended March 31, 2008. This decrease is primarily the result of the following: (1) decreased compensation and benefits, bonus expense and overhead expense of $4.0 million, $835,000 and $652,000, respectively, associated with a 5% decrease in average consulting headcount; (2) decreased recruiting expense of $466,000; and, (3) decreased stock-based compensation expense of $780,000 primarily due to a decrease in restricted stock grants in the six months ended March 31, 2009; and, (4) decreased travel and entertainment expense of $1.7 million due to a cost reduction effort and the 5% decrease in average consulting headcount. We anticipate that cost of services and other revenues will remain relatively consistent as a percentage of services and other revenues in the year ending September 30, 2009 compared to the year ended September 30, 2008.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of the costs allocated to technology and customer relationships in our fiscal year 2004 business combination with FreeMarkets and our acquisition of Procuri in December 2007. This expense amounted to $1.4 million and $4.7 million in the three months ended March 31, 2009 and 2008, respectively, and $2.8 million and $8.2 million in the six months ended March 31, 2009 and 2008, respectively. The decrease in the three and six months ended March 31, 2009 is primarily attributable to certain FreeMarkets assets reaching the end of their estimated useful lives. We anticipate amortization of acquired technology and customer intangible assets will decrease in the year ended September 30, 2009 compared to the year ended September 30, 2008 due to decreases in costs resulting from our merger with FreeMarkets as assets reach the end of their estimated useful lives.

Gross profit

Our gross profit as a percentage of revenues for the three months ended March 31, 2009 was 63% compared to 51% for the three months ended March 31, 2008 and was 62% in the six months ended March 31, 2009 compared to 52% for the six months ended March 31, 2008. The increase in gross profit was primarily due to the shift in our revenue mix, as the gross margin of software subscription and maintenance revenues is typically much higher than the gross margin of services revenues, and cost reduction efforts beginning in the fourth quarter of fiscal year 2008. Subscription and maintenance revenues contributed 65% and 64% of total revenues in the three months ended and six months ended March 31, 2009, respectively, as compared to 58% and 55% in the three and six months ended March 31, 2008, respectively, while services and other revenues contributed 35% and 36% of total revenues in the three and six months ended March 31, 2009, respectively as compared to 42% and 45% in the three and six months ended March 31, 2008, respectively.

Operating Expenses

Sales and marketing

Sales and marketing includes costs associated with our sales, marketing and product marketing personnel, and consists primarily of compensation and benefits, commissions and bonuses, stock compensation, promotional and advertising and travel and entertainment expenses related to these personnel, as well as the provision for doubtful accounts. Sales and marketing expenses for the three months ended March 31, 2009 were $25.9 million, a 12% decrease from the $29.4 million recorded in the three months ended March 31, 2008. This decrease is primarily due to the following: (1) decreased sales commission expense of $1.3 million associated with a slight decrease in annualized software bookings in the three months ended March 31, 2009 compared to the three months ended March 31, 2008; (2) decreased stock-based compensation expense of $1.1 million primarily due to a decrease in restricted stock grants in the six months ended March 31, 2009; and, (3) decreased travel and entertainment expense and marketing expense of $683,000 and $659,000, respectively, due to cost reduction efforts. These decreases were partially offset by an increase in bad debt expense of $745,000 due to the aging of certain outstanding receivables balances in the three months ended March 31, 2009.

Sales and marketing expenses for the six months ended March 31, 2009 were $53.5 million, a 2% decrease from the $54.5 million recorded in the six months ended March 31, 2008. This decrease is primarily due to the following: (1) decrease in marketing expense, travel and entertainment expense and overhead expense of $1.1 million, $732,000 and $651,000, respectively, due to cost reduction efforts; and, (2) decreased stock-based compensation expense of $1.0 million primarily due to a decrease in restricted stock grants in the six months ended March 31, 2009. The decrease was partially offset by an increase in compensation and benefits expense of $1.8 million due to a 9% increase in average sales and marketing headcount primarily due to the acquisition of Procuri in December 2007 and an increase in bad debt expense of $947,000 due to the aging of certain outstanding receivables balances in the six months ended March 31, 2009. We anticipate that sales and marketing expenses will decline slightly as a percentage of revenues in the year ending September 30, 2009 compared to the year ended September 30, 2008.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes employee compensation and benefits, stock compensation, consulting costs and the cost of software development tools and equipment. Research and development expenses for the three months ended March 31, 2009 were $10.5 million, a 25% decrease from the $13.9 million recorded in the three months ended March 31, 2008. This decrease is primarily due to the following: (1) decreased compensation and benefits of $1.9 million due to a 3% decrease in average research and development headcount and a shift of engineering roles in the fourth quarter of fiscal year 2008; (2) decreased stock-based compensation expense of $761,000 primarily due to a decrease in restricted stock grants in the six months ended March 31, 2009; and (3) decreased overhead expense of $653,000 due to cost reduction efforts.

Research and development expenses for the six months ended March 31, 2009 were $21.4 million, a 22% decrease from the $27.3 million recorded in the six months ended March 31, 2008. This decrease is primarily attributable to the following: (1) decreased compensation and benefits of $1.9 million due to a slight decrease in average research and development headcount and a shift of engineering roles in the fourth quarter of fiscal year 2008; (2) decreased overhead expense $1.1 million due to cost reduction efforts; and (3) decreased stock-based compensation expense of $578,000 primarily due to a decrease in restricted stock grants in the six months ended March 31, 2009. We anticipate that research and development expenses will decline as a percentage of revenues in the year ending September 30, 2009 compared to the year ended September 30, 2008.

General and administrative

General and administrative includes costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the three months ended March 31, 2009 were $12.2 million, a 3% increase from the $11.8 million recorded in the three months ended March 31, 2008. This increase is primarily attributable to the impairment of $4.3 million related to the previously capitalized costs related to an enterprise resource planning (“ERP”) system for finance and human resources. The increase was partially offset by the following: (1) decreased intellectual property related legal expenses of approximately $1.7 million associated with patent infringement matters; (2) decreased compensation and benefits of $1.0 million due to a 4% decrease in average general and administrative headcount; (3) decreased facilities and equipment of $1.1 million due to cost reduction efforts; and, (4) decreased stock-based compensation expense of $714,000 primarily due to a decrease in restricted stock grants in the six months ended March 31, 2009.

General and administrative expenses for the six months ended March 31, 2009 were $23.8 million, a 6% decrease from the $25.3 million recorded in the six months ended March 31, 2008. This decrease is primarily attributable to the following: (1) decreased intellectual property related legal expenses of approximately $3.0 million associated with patent infringement matters; (2) decreased compensation and benefits of $1.4 million due to a 6% decrease in average general and administrative headcount; (3) decreased facilities and equipment of $1.0 million due to cost reduction efforts; and, (4) decreased stock-based compensation expense of $840,000 primarily due to a decrease in restricted stock grants in the six months ended March 31, 2009. The decrease was offset by the impairment of $4.3 million related to the previously capitalized costs related to an ERP system for finance and human resources. We anticipate that general and administrative expenses will decline as a percentage of revenues in the year ending September 30, 2009 compared to the year ended September 30, 2008 due to reduced intellectual property related legal expenses.

Other income—Softbank

During the six months ended March 31, 2008, we recorded $566,000 of income from the settlement with Softbank. The $37.0 million of deferred income recorded upon the settlement with Softbank was being recognized into income, starting in January 2005, over the remaining term of the three-year license ended October 2007. For further discussion, see Note 9 to the Condensed Consolidated Financial Statements.

Insurance reimbursement

During the three months ended December 31, 2008, we recorded $7.5 million of income related to an insurance reimbursement for previously unreimbursed litigation costs.

Amortization of other intangible assets

Amortization of other intangible assets was $210,000 in each of the three months ended March 31, 2009 and 2008 and $420,000 and $319,000 for the six months ended March 31, 2009 and 2008, respectively, which primarily consisted of amortization of trademark intangible assets acquired from our merger with FreeMarkets and our acquisition of Procuri. We anticipate amortization of other intangible assets will remain relatively consistent in the year ended September 30, 2009 as compared to the year ended September 30, 2008.

Restructuring and integration

We recorded a restructuring charge of $7.7 million and $9.4 million in the three and six months ended March 31, 2009. In the three months ended March 31, 2009, we revised our estimates for sublease commencement dates and sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market, resulting in a charge of $6.8 million. The remaining charge of $885,000 and $2.6 million in the three and six months ended March 31, 2009, respectively, primarily related to severance benefit costs based on the current economic environment to better align our expenses with our revenues. Depending on the economic environment, more voluntary and involuntary workforce reductions are anticipated in the second half of fiscal year 2009 that, if they occur, would result in additional restructuring charges.

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

Interest and other (expense) income, net

Interest and other (expense) income, net for the three months ended March 31, 2009 was expense of $739,000, compared to income of $2.9 million recorded in the three months ended March 31, 2008. The decrease is primarily attributable to an increase in realized and unrealized foreign currency transaction losses of $2.8 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries and realized losses on foreign denominated cash balances maintained in the United States, primarily due to the U.S. dollar strengthening against the Euro, the British Pound, the Australian dollar and the Canadian dollar in the three months ended March 31, 2009. The decrease is also attributable to a decrease in interest income of $741,000 due to an overall decrease in the rate of return on marketable investments.

Interest and other (expense) income, net for the six months ended March 31, 2009 was expense of $5.8 million, compared to income of $6.2 million recorded in the six months ended March 31, 2008. The decrease is primarily attributable to an increase in realized and unrealized foreign currency transaction losses of $8.0 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries and realized losses on foreign denominated cash balances maintained in the United States, primarily due to the U.S. dollar strengthening against the Euro, the British Pound, the Australian dollar and the Canadian dollar in the six months ended March 31, 2009. The decrease is also attributable to a decrease in interest income of $2.3 million due to an overall decrease in the rate of return on marketable investments and a other-than-temporary impairment of $1.4 million related to a long-term investment in the six months ended March 31, 2009.

Provision for income taxes

The provision for income taxes for the three months ended March 31, 2009 and 2008 was $449,000 and $549,000, respectively. The provision for income taxes for the six months ended March 31, 2009 was $791,000 compared to $992,000 in the six months ended March 31, 2008. The slight decrease is primarily attributable to reduced expenditures in our foreign subsidiaries due to cost reduction efforts in the six months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2009, we had $130.4 million in cash, cash equivalents and long-term investments and $29.3 million in restricted cash, for total cash, cash equivalents, long-term investments and restricted cash of $159.7 million. Our working capital deficit on March 31, 2009 was $17.3 million. All significant cash, cash equivalents and long-term investments are held in accounts in the United States. As of September 30, 2008, we had $107.4 million in cash, cash equivalents and long-term investments and $29.6 million in restricted cash, for total cash, cash equivalents, long-term investments and restricted cash of $137.0 million. Our working capital deficit on September 30, 2008 was $41.2 million.

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

We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. As of March 31, 2009 and September 30, 2008, we classified the entire ARS investment balance as long-term investments on our consolidated balance sheet because of our inability to determine when our investments in ARS would settle.

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

We have used a discounted cash flow model (“DCF”) to determine the estimated fair value of our investment in ARS as of March 31, 2009. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $18.4 million of student loan securities and $4.9 million of commercial paper and credit derivative products was adjusted by 300 basis points (“bps”) for the student loan securities and between 450 bps and 850 bps for the commercial paper and credit derivative products, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on this assessment of fair value, we determined there was a decline in the fair value of its ARS investments of $5.5 million, of which $4.1 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, we recorded an other-than-temporary impairment of $1.4 million in the six months ended March 31, 2009.

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

The increase in total cash, cash equivalents, long-term investments and restricted cash of $22.7 million and the decrease in working capital deficit of $23.9 million in the six months ended March 31, 2009 is primarily attributable to a $7.5 million insurance reimbursement and an increase in cash collections from our customers in the six months ended March 31, 2009 based on the 8% increase in revenues in the current year.

Our largest source of operating cash flows is cash collections from our customers related to our hosted on-demand software solutions and fees for product updates and support, as well as fees paid by suppliers for the Ariba Supplier Network. We also generate cash inflows from services for implementation services, consulting services and license fees charged for the use of our software products under perpetual agreements. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to leased facilities. Net cash provided by operating activities was $27.1 million for the six months ended March 31, 2009, compared to net cash provided by operating activities of $2.7 million for the six months ended March 31, 2008. Cash flows from operating activities increased $24.4 million primarily due to a lower net loss excluding non-cash charges, a $7.5 million insurance reimbursement in the six months ended March 31, 2009, a net cash payment of $5.9 million related to a litigation settlement associated with a patent infringement matter in the six months ended March 31, 2008, an increase in cash collections from our customers in the six months ended March 31, 2009 and a decrease in cash payments related to legal expenses of approximately $1.2 million. These amounts were partially offset by an increase in prepaid expense due to timing of payments.

The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments. Net cash used in investing activities was $2.3 million for the six months ended March 31, 2009, compared to net cash provided by investing activities of $8.3 million for the six months ended March 31, 2008. The decrease of $10.6 million is primarily attributable to a decrease in sales of investments, net of purchases of $64.9 million. This is partially offset by $55.5 million of cash paid as a result of our acquisition of Procuri in the three months ended December 31, 2007. Capital expenditures were relatively consistent in the six months ended March 31, 2009 and 2008.

The changes in cash flows from financing activities primarily relate to the repurchase of common stock shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees and the proceeds from the issuance of common stock is attributed to stock option exercises. Net cash provided by financing activities was $818,000 for the six months ended March 31, 2009, compared to net cash provided by financing activities of $269,000 for the six months ended March 31, 2008.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 4 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 4 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of March 31, 2009. There has been no material changes in our contractual obligations and commercial commitments during the six months ended March 31, 2009 from those presented in our Annual Report on Form 10-K filed with the SEC on November 19, 2008.

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

These critical accounting policies and estimates, their related disclosures and other accounting policies, methods and estimates have been reviewed by our senior management and audit committee. During the three months ended March 31, 2009 there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2008 for a more complete discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products in the United States of America, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results have been and could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. For the three months ended March 31, 2009 and 2008, 31% and 29%, respectively, of our total net revenues were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of March 31, 2009 (in thousands):

		Contract Value		Unrealized Gain (Loss) in USD
	Buy/Sell	Foreign Currency	USD
Foreign Currency
Euro	Sell	7,500	$9,409	$(224)
Japanese Yen	Buy	250,000	2,789	(229)
Switzerland Franc	Buy	1,200	1,050	5
Singapore Dollar	Buy	1,200	831	(20)
Czech Koruna	Buy	15,000	767	(9)
British Pound	Sell	500	730	13

Total			$15,576	$(464)

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of March 31, 2009.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains or losses of approximately $1.6 million. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures. We do not expect material exchange rate gains and losses from other foreign currency exposures.

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

	Period Ending March 31, 2009	Period Ending March 31, 2010	Period Ending March 31, 2011	Period Ending March 31, 2012	Period Ending March 31, 2013	Thereafter	Total
Cash equivalents	$100,532	$—	$—	$—	$—	$—	$100,532
Average interest rate	0.79%	—	—	—	—	—	0.79%
Investments	$—	$—	$—	$—	$—	$17,787	$17,787
Average interest rate	—	—	—	—	—	2.58%	2.58%
Restricted cash	$—	$—	$104	$—	$29,141	$—	$29,245
Average interest rate	—	—	0.37%	—	0.37%	—	0.13%

Total investment securities	$100,532	$—	$104	$—	$29,141	$17,787	$147,565

The table above does not include uninvested cash of $12.1 million held as of March 31, 2009. Total cash, cash equivalents, marketable securities, long-term investments and restricted cash as of March 31, 2009 was $159.7 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

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

As of March 31, 2009, management evaluated the effectiveness of our disclosure controls and procedures and concluded those disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The litigation discussion set forth in Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.

We Compete in New and Rapidly Evolving Markets, and Our Spend Management Solutions Are At a Relatively Early Stage of Development. These Factors Make Evaluation of Our Future Prospects Difficult.

Spend management software applications and services are at a relatively early stage of development. For example, in September 2001, we introduced the majority of our initial Ariba Spend Management solutions and after our merger with FreeMarkets in 2004, we introduced several new products and services integrating functionality acquired in the merger. We also introduced on-demand versions of a number of our software products throughout fiscal year 2006, fiscal year 2007 and fiscal year 2008 and we plan to introduce additional on-demand versions of our products in fiscal year 2009 and the future. The markets in which we compete are characterized by rapid technological change, evolving customer needs and frequent introductions of new products and services. As we adjust to evolving customer requirements and competitive pressures, we may be required to further reposition our product and service offerings and introduce new products and services. We may not be successful in developing and marketing such product and service offerings, or we may experience difficulties that could delay or prevent the development and marketing of such product and service offerings, which could have a material adverse effect on our business, financial condition or results of operations.

Deteriorating Economic Conditions Are Impacting Our Business and May Adversely Impact Our Business Beyond Our Expectations.

Our business has been adversely affected by the ongoing credit crises and deteriorating worldwide economic conditions. Although our spend management solutions help companies reduce the cost of their goods and services and may therefore be perceived as even more strategic during adverse economic conditions, we experienced a more challenging selling environment during the quarter ended March 31, 2009. Compared to the prior quarter, our sales cycles continued to lengthen, and we closed fewer significant (greater than $1 million) deals, although we closed more new customer deals at lower average selling prices that partly offset the decline of bigger deals. Deteriorating economic conditions could, among other things, result in reduced revenues, increased operating losses and reduced cash flows from operations, greater than anticipated uncollectible accounts receivables and increased allowances for doubtful accounts receivable, impairment of financial and non-financial assets and increased restructuring charges. For example, we receive a portion of our revenues from companies in the automotive industry. Given the difficult environment in the automotive industry, there is an increased risk of bankruptcies or similar events which could have a material adverse impact on our future operating results.

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

Our Business Is Susceptible to Numerous Risks Associated with International Operations.

International operations have represented a significant portion of our revenues over the past three years. We have committed and expect to continue to commit significant resources to our international sales and marketing activities. We are subject to a number of risks associated with these activities. These risks generally include:

•	currency exchange rate fluctuations;

•	unexpected changes in regulatory requirements;

•	tariffs, export controls and other trade barriers;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	potentially adverse foreign tax consequences, including withholding in connection with the repatriation of earnings;

•	the burdens of complying with a wide variety of foreign laws; and,

•	political instability.

For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events continue to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. We have partially hedged risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge trade and intercompany receivables and payables. There can be no assurance that our hedging strategy will be successful or that currency exchange rate fluctuations will not have a material adverse effect on our operating results. For example, in the three and six months ended March 31, 2009 as compared to the three and six months ended March 31, 2008, we had an increase in realized and unrealized foreign currency transaction losses of $2.8 million and $8.0 million, respectively, on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries and realized losses on foreign denominated cash balances maintained in the United States, primarily due to the U.S. dollar strengthening against the Euro, the British Pound, the Australian dollar and the Canadian dollar.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of March 31, 2009, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

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

We May Incur Additional Restructuring Charges that Adversely Affect Our Operating Results.

We have recorded significant restructuring charges relating to the abandonment of numerous leased facilities, including most notably portions of our Sunnyvale, California headquarters. For example, in the three months ended March 31, 2009, the Company revised its estimates for sublease commencement dates and sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market, resulting in a charge of $6.8 million. Moreover, we have from time to time revised our assumptions and expectations regarding lease abandonment costs, resulting in additional charges.

We review these estimates each reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the leases, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the vacated portions of our Sunnyvale, California headquarters by $1.2 million as of March 31, 2009. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results. Our lease abandonment accrual is net of $60.4 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $49.5 million as of March 31, 2009, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at March 31, 2009, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position.

Limitations of Our Existing ERP System and Problems With the Timing, Design or Implementation of Our Planned New ERP System Could Adversely Impact Our Business and Operations.

In fiscal year 2008, we commenced a project to implement an enterprise resource planning (“ERP”) system for finance and human resources in response to strategic business needs. We invested significant capital and human resources in the design and implementation of the planned new ERP system. Due to the current economic downturn, restructuring actions taken in the three months ended March 31, 2009 and planned actions for the third quarter of fiscal year 2009 and a review of all discretionary spending and projects in the three months ended March 31, 2009, we deferred the ERP system implementation to an uncertain date. Limitations of our existing ERP systems and problems in the timing, design and implementation of a new ERP system, when resumed, could make it more difficult to respond to strategic business needs and adversely affect our financial position, results of operations and cash flows.

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

Our Revenues In Any Quarter May Fluctuate Significantly Because Our Sales Cycles Can Be Long and Unpredictable.

Our sales cycles can be long and unpredictable. The purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer organization. We have experienced longer sales cycles as a result of the economic downturn. The implementation and deployment of our products requires a significant commitment of resources by our customers and third parties and/or professional services organizations. As a result of the length and unpredictability of our sales cycle, our revenues in any quarter may fluctuate significantly.

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

Revenues From Our Ariba Sourcing Solution Could Be Negatively Affected If Customers Elect Not to Renew Their Contracts in Fiscal Year 2009 and Beyond

We have several large multi-year contracts for our full service sourcing services, some of which will come up for renewal during the second half of fiscal year 2009 and beyond. If these customers do not renew their contracts upon expiration, or if they elect to use one of our lower-cost self-service solutions, our future revenues may decrease.

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

Although we currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or to record all current and any future unrealized losses as a charge in our statement of operations in future quarters. See Note 10—Fair Value of Our Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information about the potential adverse impact of our investments in ARS.

We May Incur Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines recently. The balance of goodwill is $406.5 million as of March 31, 2009 and, there can be no assurance that future goodwill impairments will not occur.

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

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. We have 37 patents issued in the United States, but may not develop other proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States and, in the case of our solutions, because the validity, enforceability and type of protection of proprietary rights in these technologies are uncertain and evolving. If we fail to adequately protect our proprietary rights, we may lose customers.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended March 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
January 1, 2009—January 31, 2009	—	$—	—	—
February 1, 2009—February 28, 2009	82,135	8.47	—	—
March 1, 2009— March 31, 2009	—	—	—	—

Total	82,135	$8.47	—	—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders in Alpharetta, Georgia on March 11, 2009. Of the 86,883,892 shares outstanding and entitled to vote at the meeting, 74,543,190 shares were present or represented by proxy at the meeting. At the meeting, the following actions were voted upon:

a. Election of Harriet Edelman as a director of the Company’s board of directors to serve until the Company’s 2012 annual meeting of stockholders or until his successor is duly elected and qualified.

For:                 71,708,089

Withheld:         2,835,101

b. Election of Richard A. Kashnow as a director of the Company’s board of directors to serve until the Company’s 2012 annual meeting of stockholders or until his successor is duly elected and qualified.

For:                 53,727,495

Withheld:       20,815,695

c. Election of Robert D. Johnson as a director of the Company’s board of directors to serve until the Company’s 2012 annual meeting of stockholders or until his successor is duly elected and qualified.

For:                 71,588,435

Withheld:         2,954,755

d. Approval of an amendment and restatement of the Ariba, Inc. 1999 Equity Incentive Plan (the “Incentive Plan”) to increase the number of shares of common stock available under the plan by 5,270,000.

For:                 40,746,941

Against:          16,822,994

e. Approval of an amendment and restatement of the Ariba, Inc. Employee Stock Purchase Plan (the “ESPP”) to increase the number of shares of common stock available under the plan by 1,500,000 .

For:                57,011,020

Withheld:            593,760

f. Ratification of the appointment of Ernst & Young LLP as the Company’s independent public accountants for the fiscal year ending September 30, 2009

For:                 74,161,665

Withheld:             260,283

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Title
3.2	Amended and Restated Bylaws of Ariba, Inc. (incorporated by reference to Exhibit 3.2 of Ariba, Inc.’s Form 8-K filed on March 16, 2009)

10.1‡

Ariba, Inc. 1999 Equity Incentive Plan (incorporated by reference to Appendix A of Ariba, Inc.’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on January 23, 2009)

10.2‡	Ariba, Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix B of Ariba, Inc.’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on January 23, 2009)

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ AHMED RUBAIE
Ahmed Rubaie
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 6, 2009