Form 10-Q
period 2009-06-30
ARIBA INC
filed 2009-08-07
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of June 30, 2009 was 88,371,000.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2009	September 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$112,186	$86,804
Short-term investments	16,746	—
Accounts receivable, less allowances of $2,884 and $1,938, respectively	22,596	28,968
Prepaid expenses and other current assets	11,775	7,859

Total current assets	163,303	123,631
Property and equipment, net	14,474	19,773
Long-term investments	19,036	20,525
Restricted cash	29,241	29,641
Goodwill	406,507	406,507
Other intangible assets, net	19,172	23,965
Other assets	3,210	3,419

Total assets	$654,943	$627,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,529	$12,202
Accrued compensation and related liabilities	21,111	21,480
Accrued liabilities	16,153	15,677
Restructuring obligations	18,147	19,925
Deferred revenue	107,461	95,519

Total current liabilities	170,401	164,803
Deferred rent obligations	15,476	18,174
Restructuring obligations, less current portion	35,945	41,121
Deferred revenue, less current portion	8,842	6,396
Other long-term liabilities	6,322	5,949

Total liabilities	236,986	236,443

Stockholders’ equity:
Common stock	177	174
Additional paid-in capital	5,179,361	5,154,137
Accumulated other comprehensive loss	(3,967)	(3,094)
Accumulated deficit	(4,757,614)	(4,760,199)

Total stockholders’ equity	417,957	391,018

Total liabilities and stockholders’ equity	$654,943	$627,461

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Subscription and maintenance	$55,411	$49,278	$164,348	$136,102
Services and other	28,463	35,738	90,306	106,426

Total revenues	83,874	85,016	254,654	242,528

Cost of revenues:
Subscription and maintenance	12,158	10,101	35,638	29,423
Services and other	18,551	23,689	56,873	72,324
Amortization of acquired technology and customer intangible assets	1,388	4,675	4,163	12,869

Total cost of revenues	32,097	38,465	96,674	114,616

Gross profit	51,777	46,551	157,980	127,912

Operating expenses:
Sales and marketing	25,515	28,682	79,019	83,226
Research and development	10,787	13,617	32,142	40,878
General and administrative	9,301	11,702	33,116	37,010
Other income—Softbank	—	—	—	(566)
Insurance reimbursement	—	—	(7,527)	—
Amortization of other intangible assets	210	210	630	529
Restructuring and integration	1,438	(694)	10,837	3,834
Litigation provision	—	—	—	5,900

Total operating expenses	47,251	53,517	148,217	170,811

Income (loss) from operations	4,526	(6,966)	9,763	(42,899)
Interest and other (expense) income, net	(265)	2,353	(6,020)	8,560

Net income (loss) before income taxes	4,261	(4,613)	3,743	(34,339)
Provision (benefit) for income taxes	367	(326)	1,158	666

Net income (loss)	$3,894	$(4,287)	$2,585	$(35,005)

Net income (loss) per share—basic and diluted	$0.05	$(0.05)	$0.03	$(0.46)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended June 30,
	2009	2008
Operating activities:
Net income (loss)	$2,585	$(35,005)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	1,383	110
Depreciation	5,777	5,890
Amortization of intangible assets	4,793	13,398
Stock-based compensation	25,262	30,870
Restructuring	10,837	3,834
Other-than-temporary impairment of long-term investments	1,414	—
Impairment of property and equipment	4,277	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,989	4,300
Prepaid expenses and other assets	(3,725)	5,365
Accounts payable	(4,684)	311
Accrued compensation and related liabilities	(873)	(3,871)
Accrued liabilities	(1,653)	(7,200)
Deferred revenue	14,569	11,625
Deferred income—Softbank	—	(566)
Restructuring obligations	(17,791)	(17,646)

Net cash provided by operating activities	47,160	11,415

Investing activities:
Cash paid for acquisition, net of cash acquired	—	(55,638)
Purchases of property and equipment	(4,755)	(5,194)
(Purchases) sales of investments, net	(17,280)	67,407
Allocation from restricted cash, net	400	735

Net cash (used in) provided by investing activities	(21,635)	7,310

Financing activities:
Proceeds from issuance of common stock	2,354	3,736
Repurchase of common stock	(2,389)	(4,514)

Net cash provided by financing activities	(35)	(778)

Effect of foreign exchange rate changes on cash and cash equivalents	(108)	(713)

Net change in cash and cash equivalents	25,382	17,234
Cash and cash equivalents at beginning of period	86,804	61,311

Cash and cash equivalents at end of period	$112,186	$78,545

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company”), is the leading provider of on-demand spend management solutions. The Company’s mission is to transform the way companies of all sizes, industries, and geographies operate by delivering software, service, and network solutions that enable them to holistically source, contract, procure, pay, manage, and analyze their spend and supplier relationships. Delivered on-demand, the Company’s enterprise-class offerings empower companies to achieve greater control of their spend and drive continuous improvements in financial and supply chain performance. Ariba Spend Management solutions are easy to use, cost effective and quick to deploy and integrate with enterprise resource planning (“ERP”) and other software systems. More than 1,000 companies, including more than half of the companies on the Fortune 500 list published in April 2009, use Ariba solutions to manage their spend from sourcing and orders through invoicing and payment. The Company was incorporated in Delaware in September 1996.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2009. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 filed on November 19, 2008 with the Securities and Exchange Commission (“SEC”). There have been no significant changes in new accounting pronouncements or in the Company’s critical accounting policies that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, on October 1, 2008 as described in “Fair Value” below.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates. The items that are significantly impacted by estimates include revenue recognition, the assessment of recoverability of goodwill and other intangible assets, restructuring obligations related to abandoned operating leases, the fair value of investments, pending litigation and accounting for income taxes. In addition, we use assumptions to estimate the fair value of stock-based compensation and collectability of accounts receivable.

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

The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of a security, whether the security is new and not yet established in the marketplace, and other characteristics particular to a transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. When observable prices are not available, the Company either uses implied pricing from similar instruments or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those it believes market participants would use in pricing the asset or liability at the measurement date. See Note 10 for fair value related to the Company’s cash equivalents, short-term investments, long-term investments and restricted cash.

Concentration of credit risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, long-term investments and trade accounts receivable. The Company maintains its cash, cash equivalents, short-term investments and long-term investments with high quality financial institutions and limits its investment in individual securities based on the type and credit quality of each such security. The Company’s customer base consists of both domestic and international businesses, and the Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses.

No customer accounted for more than 10% of total revenues for the three and nine months ended June 30, 2009 and 2008. In addition, no customer accounted for more than 10% of net accounts receivable as of June 30, 2009 and September 30, 2008, the Company’s most recent fiscal year end.

Recently Adopted Accounting Pronouncements

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, became effective for the Company on October 1, 2008. SFAS No. 159 gives the Company the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. As of June 30, 2009, the Company had not elected the fair value option for any eligible financial asset or liability.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three FASB Staff Positions (“FSP”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All three FSPs were effective for the Company beginning April 1, 2009. See Auction Rate Securities in Note 10 – Fair Value.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 introduces the concept of financial statements being available to be issued. SFAS No. 165 will require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (that is, whether that date represents the date the financial statements were issued or were available to be issued). For SEC registrants, this date will continue to be the date on which financial statements are filed with the SEC. SFAS No. 165 is effective for fiscal years and interim periods beginning after June 15, 2009 and was adopted by the Company during the quarter ended June 30, 2009. The Company has evaluated subsequent events through August 7, 2009, which is the date of the Form 10-Q filing.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), Business Combinations. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company will evaluate the impact the provisions of FSP No. 142-3 and will adopt this standard on October 1, 2009

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles”. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which amends SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, SFAS No. 168 will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in SFAS 168 will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will evaluate the impact of the provisions of SFAS No. 168 and will adopt this standard in the three months ended September 30, 2009.

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

The Company follows the guidance set forth in SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in accounting for the development of its on-demand application service. SOP 98-1 requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and to amortize such costs over the software’s estimated useful life. Due to the current economic downturn, restructuring actions taken in the nine months ended June 30, 2009 and a review of all discretionary spending and projects, the Company deferred its ERP system implementation for finance and human resources to an uncertain date. The Company evaluated the capitalized software costs of this project for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.” In the nine months ended June 30, 2009, the Company recorded an impairment charge of $3.3 million related to capitalized software implementation costs and $1.0 million related to perpetual software license costs due to the deferral of the project to an uncertain date.

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

During the three and nine months ended June 30, 2009, the Company recorded $147,000 and $393,000, respectively, of stock-based compensation expense associated with employee stock purchase plan programs. During the three and nine months ended June 30, 2008, the Company recorded $191,000 and $517,000, respectively, of stock-based compensation expense associated with employee stock purchase plan programs

The Company granted 1.0 million shares with a fair value of $9.8 million in the three month ended June 30, 2009 and 1.3 million shares with a fair value of $12.4 million in the nine months ended June 30, 2009 of restricted common stock to directors and certain employees, subject to a time-based service requirement. These amounts are being amortized in accordance with SFAS No. 123R over the vesting period of the individual restricted common stock grants, which is one to three years.

During the nine months ended June 30, 2009, the Company also granted restricted common stock to executive officers and certain key employees, whose vesting and the number of shares are contingent upon meeting a performance milestone related to subscription software revenues for the year ended September 30, 2009, a 2010 performance milestone to be established by the Compensation Committee of the Board of Directors by November 2009 as well as a service requirement. The number of shares that will vest upon meeting the performance milestone for the year ended September 30, 2009 is up to 200%, or 870,000 shares with a fair value of $7.5 million, based on the current fair value of the Company’s shares at the grant date. The Company’s current assumptions are that the performance milestone will be met at the 185% attainment level and compensation expense is being recorded over the vesting period of one year. The Company will evaluate this assumption on a quarterly basis for the year ended September 30, 2009. If the performance milestone is not achieved and the shares fail to vest, any previously recognized compensation cost will be reversed.

The Company granted 250,000 shares with a fair value of $2.7 million in the three months ended June 30, 2009 and 2.3 million shares with a fair value of $25.2 million in the nine months ended June 30, 2009 of restricted common stock to executive officers, directors and certain employees, subject to a time-based service requirement. These amounts are being amortized in accordance with SFAS No. 123R over the vesting period of the individual restricted common stock grants, which are one to three years.

During the nine months ended June 30, 2008, the Company also granted 1.0 million shares of restricted common stock to executive officers and certain key employees with a fair value of $12.2 million, whose vesting and the number of shares are contingent upon meeting performance milestones related to subscription software revenues for the year ended September 30, 2008 and upon subsequent service periods. The number of shares that will vest upon meeting the performance milestones and subsequent service periods is up to 200%, or 2.1 million shares with a fair value of $24.4 million. The shares vest one-third upon the achievement of the performance milestone, one-third upon service on the first anniversary of achievement of the performance milestone and one-third upon service on the second anniversary of achievement of the performance milestone. The performance milestone was met at 200% and compensation expense is recorded based upon the fair value based on the closing price on the date of grant over the vesting period, or three years.

During the three months ended June 30, 2009 and 2008, the Company recorded $6.5 million and $8.6 million, respectively, of stock-based compensation expense associated with restricted stock grants. During the nine months ended June 30, 2009 and 2008, the Company recorded $22.2 million and $28.1 million, respectively, of stock-based compensation expense associated with restricted stock grants. As of June 30, 2009, there was

$25.7 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan in the form of common stock with a value of $952,000 and $743,000 in the three months ended June 30, 2009 and 2008, respectively, and of $2.6 million and $2.2 million in the nine months ended June 30, 2009 and 2008, respectively

Total stock-based compensation of $7.6 million and $9.6 million was recorded in the three months ended June 30, 2009 and 2008, respectively, and $25.3 million and $30.9 million was recorded in the nine months ended June 30, 2009 and 2008, respectively, to various operating expense categories as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Cost of revenues—subscription and maintenance	$567	$553	$1,733	$1,678
Cost of revenues—services and other	840	1,297	2,718	4,542
Sales and marketing	3,003	3,748	10,289	11,986
Research and development	1,150	1,517	3,645	4,590
General and administrative	2,080	2,437	6,877	8,074

Total	$7,640	$9,552	$25,262	$30,870

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

The Company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, the Company’s strategy is to have increases or decreases in foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. The Company’s foreign currency forward contracts generally settle within 90 days. The Company does not use these forward contracts for trading purposes. The Company does not designate these forward contracts as hedging instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the Company records the fair value of these contracts as of the end of the reporting period to the consolidated balance sheet with changes in fair value recorded in the consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is to prepaid expenses and other current assets for unrealized gains and to other current liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts is to non-operating income, net, for both realized and unrealized gains and losses.

As of June 30, 2009, the notional amounts of the forward contracts held to sell and purchase U.S. dollars in exchange for other major international currencies were $4.6 million and $11.5 million, respectively, and the unrealized loss on these contracts was $484,000. The notional principal amounts for derivative instruments provided one measure of the transaction volume outstanding as of June 30, 2009, and do not represent the amount of the Company’s exposure to credit or market loss. The Company has determined that the gross exposure for both market and credit risk are deemed immaterial.

The fair value of the foreign currency forward contracts not designated as hedges in the condensed consolidated balance sheet were $80,000 included in prepaid expense and other current assets and $564,000 included in other current liabilities as of June 30, 2009. The effects of the foreign currency forward contracts not designated as hedges on net income (loss) was a loss of $329,000 for the three months ended June 30, 2009, included in interest and other (expense) income, net on the condensed consolidated statement of operations.

Note 2—Business Combination

On December 17, 2007, the Company acquired Procuri, Inc. (“Procuri”), a privately held company headquartered in Atlanta, Georgia, to expand its on-demand supply management solutions. The Company has included the financial results of Procuri in its consolidated financial results effective December 17, 2007. The total purchase price for Procuri was $103.2 million, which consisted of $55.6 million in cash paid to acquire the outstanding common stock of Procuri and to settle Procuri’s outstanding debt, $46.1 million of the Company’s common stock (based on the issuance of 4.1 million shares of Ariba common stock) and $1.5 million for transaction costs. For the purposes of the purchase price calculation, the deemed fair value of the Ariba common stock issued in the merger was $11.36 per share, which is equal to Ariba’s average closing price per share as reported on the NASDAQ Global Market for each trading day during the period beginning two days before the acquisition date and ending on the acquisition date of December 17, 2007. There is an indemnification obligation of $7.0 million by the stockholders of Procuri that shall expire 30 months after the closing of the merger with respect to certain intellectual property and tax representations.

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

	$28,500

The following unaudited pro forma financial information is presented to reflect the results of operations for the three and nine months ended June 30, 2008 as if the acquisition of Procuri had occurred on October 1, 2007. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on October 1, 2007 and may not be indicative of future operating results (in thousands, except per share amounts):

	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008
Revenues	$85,016	$246,550
Net loss	$(4,287)	$(39,728)
Net loss per share—basic and diluted	$(0.05)	$(0.49)
Weighted average shares—basic and diluted	78,585	80,406

Note 3—Other Intangible Assets

The table below reflects changes or activity in the balances related to other intangible assets for the nine months ended June 30, 2009 (in thousands):

	Useful Life	June 30, 2009			September 30, 2008
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	24 months	$13,300	$(12,635)	$665	$13,300	$(11,548)	$1,752
Contracts and related customer relationships	48 to 72 months	80,881	(62,603)	18,278	80,881	(59,527)	21,354
Trade names/trademarks	24 to 60 months	2,200	(2,108)	92	2,200	(1,703)	497
Non-competition agreements	24 months	600	(463)	137	600	(238)	362

Total		$96,981	$(77,809)	$19,172	$96,981	$(73,016)	$23,965

Amortization of other intangible assets for the three and nine months ended June 30, 2009 totaled $1.6 million and $4.8 million, respectively. Of the total, amortization of $1.4 million and $4.2 million related to contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three and nine months ended June 30, 2009, respectively. Amortization of $210,000 and $630,000 primarily related to trade names/trademarks and non-competition agreements were recorded as operating expense in the three and nine months ended June 30, 2009, respectively.

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

As of June 30, 2009, estimated future amortization expense related to intangible assets is $1.5 million for the remainder of fiscal year 2009, $4.5 million in fiscal year 2010, $4.1 million in fiscal year 2011, $4.1 million in fiscal year 2012, $4.1 million in fiscal year 2013 and $854,000 thereafter.

Note 4—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 147,000 square feet in this facility. The Company currently subleases two buildings, totaling 396,000 square feet, to third parties. These subleases expire in January 2013. The remaining 173,000 square feet is available for sublease. Minimum monthly lease payments are approximately $3.3 million and escalate annually, with the total future minimum lease payments amounting to $155.4 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit backed by cash equivalents, totaling $28.8 million as of June 30, 2009, as a form of security through fiscal year 2013. Also, the Company is required by other lease agreements to hold an additional $401,000 of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $29.2 million is classified as restricted cash on the Company’s condensed consolidated balance sheet as of June 30, 2009.

The Company also occupies 91,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. This location consists principally of the Company’s services organization and administrative activities.

The Company leases certain equipment, software and its facilities under various noncancelable operating and immaterial capital leases with various expiration dates through 2017. Rental expense was $6.1 million and $6.3 million for the three months ended June 30, 2009 and 2008, respectively, and $17.9 million and $18.9 million for the nine months ended June 30, 2009 and 2008, respectively. This expense was reduced by sublease income of $2.7 million and $2.2 million for the three months ended June 30, 2009 and 2008, respectively, and $7.7 million and $6.5 million for the nine months ended June 30, 2009 and 2008, respectively. The following table summarizes future minimum lease payments and sublease income under noncancelable operating leases as of June 30, 2009 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income
2009	$11,877	$2,953
2010	47,807	12,389
2011	48,380	13,078
2012	50,279	13,775
2013	19,741	4,489
Thereafter	10,860	—

Total	$188,944	$46,684

Of the total operating lease commitments noted above, $63.3 million is for occupied properties and $125.6 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring and integration costs

The following table details accrued restructuring and integration obligations and related activity through June 30, 2009 (in thousands):

	Severance and benefits	Lease abandonment costs	Asset impairment	Total restructuring and integration costs
Accrued restructuring obligations as of October 1, 2007	$—	$71,171	$—	$71,171
Cash paid	(4,147)	(19,445)	—	(23,592)
Total charge to operating expense	2,714	5,933	1,461	10,108
Asset impairment applied to asset balances	—	—	(1,461)	(1,461)
Purchase accounting adjustment	2,093	794	—	2,887
Restructuring obligation assumed under purchase acquisition	—	1,933	—	1,933

Accrued restructuring obligations as of September 30, 2008	660	60,386	—	61,046
Cash paid	(3,869)	(13,834)	—	(17,703)
Total charge to operating expense	3,936	6,813	88	10,837
Asset impairment applied to asset balances	—	—	(88)	(88)

Accrued restructuring obligations as of June 30, 2009	$727	$53,365	$—	54,092

Less: current portion				18,147

Accrued restructuring obligations, less current portion				$35,945

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. The Company recorded a charge of $1.4 million and $3.9 million for the three and nine months ended June 30, 2009, respectively, related to severance benefit costs based on the current economic environment to better align its expenses with its revenues. The Company recorded a charge of $440,000 and $1.6 million for the three and nine months ended June 30, 2008, respectively, in connection with a workforce reduction initiative associated with the integration of Procuri. In addition, the Company assumed liabilities related to the severance of former Procuri employees of $2.1 million.

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Sunnyvale, California and Pittsburgh, Pennsylvania. As of June 30, 2009, $53.4 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013. In the nine months ended June 30, 2009, the Company revised its estimates for sublease commencement dates and sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market, resulting in a charge of $6.8 million.

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

Also in the nine months ended June 30, 2008, the Company entered into an agreement with to sublease approximately 44,000 square feet of space at the Company’s Sunnyvale, California headquarters through January

2013. The impact of the execution of the sublease agreement was a benefit to operations of approximately $549,000 in the nine months ended June 30, 2008. In addition, the Company recorded a benefit to operations in the nine months ended June 30, 2008 for property taxes of approximately $557,000 related to abandoned facilities in California based on a revised property tax assessment and notice of refund received in June 2008 related to calendar years 2001 through 2004.

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

The Company’s lease abandonment accrual is net of $57.5 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $46.7 million as of June 30, 2009, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at June 30, 2009, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the Company’s Sunnyvale, California headquarters by approximately $1.2 million as of June 30, 2009.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of June 30, 2009.

Litigation

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to the Company’s and FreeMarkets’ initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against the Company and FreeMarkets, Inc. (“FreeMarkets”), certain of the two companies’ former officers and directors, and the underwriters who handled the IPOs. These consolidated complaints were then further consolidated, along with similar complaints filed against over 300 other issuers in connection with their initial public offerings, before a single judge for case management purposes. After many years of litigation and appeals related to the sufficiency of the pleadings and class certification, the parties have agreed to a settlement of the entire litigation, which must be approved by the Court. Under the proposed settlement, neither the Company nor FreeMarkets will be required to make any payment. On June 10, 2009, the Court granted the motion for preliminary approval of the settlement and set a hearing for final approval for September 10, 2009. In the meantime, plaintiffs will provide notice of the settlement to the settlement class members. As of June 30, 2009, no amount is accrued as a loss is not considered probable or estimable.

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

During the nine months ended June 30, 2009, the Company recorded $7.5 million of income related to an insurance reimbursement for previously unreimbursed litigation costs.

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

As of June 30, 2009, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding.

Note 5—Income Taxes

The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to the Company’s tax audits. However, there can be no assurances as to the possible outcomes. The unrecognized tax benefits increased by approximately $223,000 in the three months ended June 30, 2009 and increased by approximately $372,000 in the nine months ended June 30, 2009 primarily due to the impact of foreign exchange rates.

Note 6—Stockholders’ Equity

Stock-Based Compensation Plans

A summary of the activity related to the Company’s restricted common stock is presented below for the nine months ended June 30, 2009:

	Nine Months Ended June 30, 2009
	Number of Shares	Weighted- Average Fair Value
Nonvested at beginning of period	6,634,493	$10.47
Granted	1,336,081	$9.31
Vested	(3,002,190)	$9.20
Forfeited	(255,444)	$10.72

Nonvested at end of period	4,712,940	$10.26

The fair value of stock awards vested was $6.5 million and $7.5 million for the three months ended June 30, 2009 and 2008, respectively, and $23.9 million and $23.8 million for the nine months ended June 30, 2009 and 2008, respectively.

A summary of the activity related to the Company’s stock options is presented below:

	Nine Months Ended June 30, 2009
	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	814,951	$15.00
Granted	—	$—
Exercised	(165,327)	$5.29
Forfeited	(54,126)	$22.41

Outstanding at end of period	595,498	$17.02	$602,000

Exercisable at end of period	595,498	$17.02	$602,000

The total intrinsic value of options exercised during the three months ended June 30, 2009 and 2008 was $119,000 and $1.0 million, respectively, and $506,000 and $2.3 million during the nine months ended June 30, 2009 and 2008, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2009 and the exercise price, multiplied by the number of shares subject to in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. This amount changes based on the fair market value of the Company’s stock.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive income (loss) for the three and nine months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$3,894	$(4,287)	$2,585	$(35,005)
Unrealized gain (loss) on securities	—	567	(609)	(3,393)
Foreign currency translation adjustments	857	(688)	(264)	(710)

Comprehensive income (loss)	$4,751	$(4,408)	$1,712	$(39,108)

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive loss as of June 30, 2009 and September 30, 2008 are as follows (in thousands):

	June 30, 2009	September 30, 2008
Unrealized loss on securities	$(4,124)	$(3,515)
Foreign currency translation adjustments	157	421

Accumulated other comprehensive loss	$(3,967)	$(3,094)

Note 7—Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$3,894	$(4,287)	$2,585	$(35,005)

Weighted-average common shares—basic	83,444	78,585	82,269	76,478
Less: Weighted-average common shares subject to repurchase	2,003	—	2,443	—

Weighted-average common shares—diluted	85,447	78,585	84,712	76,478

Net income (loss) per common share—basic	$0.05	$(0.05)	$0.03	$(0.46)

Net income (loss) per common share—diluted	$0.05	$(0.05)	$0.03	$(0.46)

Diluted income per share is computed by dividing income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, shares to be purchased under the employee stock purchase plan and unvested restricted common stock. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury share method. For the three and nine months ended June 30, 2008, the Company excluded approximately 5.1 million of potential common shares issuable upon exercise of outstanding stock options and upon vesting of outstanding restricted common stock because they had an antidilutive effect due to net losses recorded in each of those periods.

The Company has concluded that the unvested restricted common stock subject to performance milestones will only be included in basic earnings per share when the underlying shares are issuable to the respective employees. However, if all necessary conditions have not been satisfied by the end of the reporting period, the number of the unvested restricted common stock included in diluted earnings per share shall be based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period and if the result would be dilutive.

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

Financial information for each reportable segment was as follows for the three and nine months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Revenue
—North America	$52,601	$48,461	$156,407	$142,887
—EMEA	18,878	19,864	60,281	56,764
—APAC	5,312	7,186	15,672	18,680
—Corporate revenue	7,083	9,505	22,294	24,197

Total revenue	$83,874	$85,016	$254,654	$242,528

Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Certain revenue items are not allocated to segments because they are separately managed at the corporate level. These items include Ariba Managed Procurement Services, expense reimbursement and other miscellaneous items.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Contribution margin
—North America	$25,844	$21,468	$75,469	$61,607
—EMEA	7,039	5,974	24,818	17,508
—APAC	1,473	1,485	3,620	1,588

Contribution margin	$34,356	$28,927	$103,907	$80,703

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

The reconciliation of segment information to the Company’s net income (loss) before income taxes was as follows for the three and nine months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Segment contribution margin	$34,356	$28,927	$103,907	$80,703
Corporate revenue	7,083	9,505	22,294	24,197
Corporate costs, such as research and development, corporate general and administrative and other	(33,877)	(41,207)	(108,335)	(124,101)
Amortization of acquired technology and customer intangible assets	(1,388)	(4,675)	(4,163)	(12,869)
Other income—Softbank	—	—	—	(566)
Amortization of other intangibles	(210)	(210)	(630)	(529)
Restructuring and integration	(1,438)	694	(10,837)	(3,834)
Litigation provision	—	—	—	(5,900)
Insurance reimbursement	—	—	7,527	—
Interest and other income, net	(265)	2,353	(6,020)	8,560

Income (loss) before income taxes	$4,261	$(4,613)	$3,743	$(34,339)

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Subscription revenues	$37,888	$30,286	$110,131	$79,686
Maintenance revenues	17,523	18,992	54,217	56,416
Services and other revenues	28,463	35,738	90,306	106,426

Total	$83,874	$85,016	$254,654	$242,528

Information regarding long-lived assets in geographic areas are as follows (in thousands):

	June 30, 2009	September 30, 2008
Long-Lived Assets:
United States	$12,963	$18,042
International	1,511	1,731

Total	$14,474	$19,773

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

Note 10—Fair Value

As of June 30, 2009, the fair value measurements of the Company’s cash equivalents, short-term investments, long-term investments and restricted cash consisted of the following and which are categorized in the table below based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$93,363	$—	$—	$93,363
Certificates of deposit and other bank deposits	29,977	—	—	29,977
Non-U.S. government securities	18,032	—	—	18,032
Auction rate securities	—	—	17,750	17,750

Total cash equivalents, investments and restricted cash	$141,372	$—	$17,750	$159,122

The table below presents reconciliations for market securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended June 30, 2009 (in thousands):

Nine Months Ended June 30, 2009
Beginning balance as of October 1, 2008	$—
Transfer in	20,525
Realized losses	(1,414)
Unrealized losses	(609)
Redemptions	(752)

Ending fair value as of June 30, 2009	$17,750

Auction Rate Securities

The Company holds a variety of interest-bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. As of June 30, 2009, the Company held $18.4 million in par value of student loan securities that failed to settle in auctions commencing February 2008 and $4.9 million in par value of commercial paper and credit derivative products that failed to settle in auctions commencing August 2007. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until such time as either a future auction of these investments is successful or a buyer is found outside of the auction process. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy of SFAS No. 157 by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

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

The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. As of June 30, 2009, the Company has classified the entire ARS investment balance as long-term investments on its consolidated balance sheet because of its current inability to predict that these investments will be available for settlement within the next twelve months. The Company has also modified its current investment strategy and increased its investments in more liquid money market instruments.

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

The Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value of its investment in ARS as of June 30, 2009. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $18.4 million of student loan securities and $4.9 million of commercial paper and credit derivative products was adjusted by 200 basis points (“bps”) for the student loan securities and between 350 bps and 650 bps for the commercial paper and credit derivative products, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on this assessment of fair value, the Company determined there was a decline in the fair value of its ARS investments of $5.5 million, of which $4.1 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, the Company recorded an other-than-temporary impairment of $1.4 million in the nine months ended June 30, 2009. As a result of adopting FSP 157-4, FSP 115-2 and FSP 124-2, the Company evaluated the previously recorded other-than-temporary impairment loss of $1.4 million. Based upon the analysis completed in accordance with FSP 115-2, the Company determined that the other-than-temporary loss of $1.4 million was principally related to the credit loss on the investment. Additionally, the Company evaluated the factors related to other than credit loss, which were determined to be immaterial to the condensed consolidated financial statements.

The Company reviews its impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC, including FSP 157-4, FSP 115-2 and FSP 124-2, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net loss for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the Company’s intent and ability to retain its investment for a period of time sufficient to allow for the recovery in market value to par. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, the Company may, in the near future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $4.1 million currently accounted for as a temporary decline or may be greater than the $1.4 million other-than-temporary impairment recorded in the nine months ended June 30, 2009.

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

Overview of Our Business

Ariba is the leading provider of on-demand spend management solutions. Our mission is to transform the way companies of all sizes, industries, and geographies operate by delivering software, service, and network solutions that enable them to holistically source, contract, procure, pay, manage, and analyze their spend and supplier relationships. Delivered on-demand, our enterprise-class offerings empower companies to achieve greater control of their spend and drive continuous improvements in financial and supply chain performance. Ariba® Spend Management™ solutions are easy to use, cost effective and quick to deploy and integrate with enterprise resource planning (“ERP”) and other software systems. More than 1,000 companies, including more than half of the companies on the Fortune 500 list published in April 2009, use Ariba solutions to manage their spend from sourcing and orders through invoicing and payment.

Our software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. Our software is designed to integrate with all major platforms and can be accessed via a web browser. Our software can be deployed as an installed application or provided as a service in an on-demand model. In addition to application software, Ariba Spend Management solutions include implementation and strategic consulting services, education and training, commodity expertise and decision support services, benchmarking services, low-cost country sourcing services and procurement outsourcing services. Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 195,000 registered suppliers, offering a wide array of goods and services, are connected to the Ariba Supplier Network.

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

Overview of Quarter Ended June 30, 2009

Our revenues decreased slightly to $83.9 million in the three months ended June 30, 2009 compared to $85.0 million in the three months ended June 30, 2008. Services and other revenues decreased $7.3 million, or 20%, partially offset by an increase in subscription and maintenance revenues of $6.1 million, or 12%. Services and other revenues decreased in the three months ended June 30, 2009 primarily due to declines in implementation revenues, managed services revenues and perpetual license revenues. Subscription revenues were $37.9 million in the three months ended June 30, 2009, an increase of 25% from the $30.3 million recorded in the three months ended June 30, 2008. This was primarily due to an increase in the demand for our subscription software products.

Operating expenses decreased to $47.3 million in the three months ended June 30, 2009 compared to $53.5 million in the three months ended June 30, 2008. The decrease in operating expenses was primarily attributable a decrease in compensation and benefits expense due to a decrease in headcount associated with restructuring initiatives in fiscal year 2009, a decrease in stock-based compensation expense due to a decrease in restricted stock grants in the nine months ended June 30, 2009 and a decline in legal expense associated with patent infringement matters. These decreases were partially offset by an increase in restructuring charges during the three months ended June 30, 2009. In sum, our total net expenses, including cost of revenue and other items, decreased to $80.0 million in the three months ended June 30, 2009 compared to $89.3 million in the three months ended June 30, 2008, which resulted in a net income for the three months ended June 30, 2009 of $3.9 million compared to a net loss of $4.3 million for the three months ended June 30, 2008.

Outlook for Fiscal Year 2009

With the increase in our backlog over the last twelve months, introduction of new offerings and continued shift in demand toward subscription software sales, we expect continued growth in subscription revenue as well as overall revenue in fiscal year 2009 compared to fiscal year 2008 but at a lower growth rate than in 2008.

We plan to monitor expenses in the last fiscal quarter of fiscal year 2009. We expect that total expenses will grow, if at all, at a lower rate than revenues. Accordingly, we anticipate continued improvement in our results from operations, before giving effect to these excluded expenses.

Continued deterioration in the global economy is adversely impacting our business. Although our spend management solutions help companies reduce the cost of their goods and services and may therefore be perceived as even more strategic during adverse economic conditions, the selling environment in the three and nine months ended June 30, 2009 was more challenging than in previous periods. Consistent with the prior quarter, our sales cycle continued to lengthen as compared to the previous periods, and we closed more new customer deals at lower average selling prices. In general, we expect a similar selling environment at least through the final quarter of fiscal year 2009. Deteriorating economic conditions could, among other things, result in reduced revenues, impairment of financial and non-financial assets and reduced earnings and cash flow.

We believe that our success for the last fiscal quarter of fiscal year 2009 will depend largely on our ability to continue to focus on sales and marketing execution in order to: (1) renew our subscription or time-based revenues, including on-demand software fees, maintenance fees, and fees for certain services; and, (2) sell bundled solution offerings that include both technology and expert services.

In addition to the impact of global economic conditions, we believe that key risks to our revenues in the last quarter of fiscal year 2009 include: our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; our deferral of services revenues as a result of including software implementation and other services as part of a sale with our subscription software solutions; the market acceptance of spend management solutions as a standalone market category; the overall level of information technology spending; potential declines in average selling prices; customer solvency and liquidity; and the potential impact of foreign exchange fluctuations. We believe that key risks to our future operating profitability include: the impact of global economic conditions; our ability to maintain or grow our revenues; our ability to maintain adequate utilization of our services organization; our ability to find new tenants for abandoned space; our ability to further reduce operating expenses; and the potential impact of foreign exchange fluctuations. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Revenues:
Subscription and maintenance	$55,411	$49,278	$164,348	$136,102
Services and other	28,463	35,738	90,306	106,426

Total revenues	83,874	85,016	254,654	242,528

Cost of revenues:
Subscription and maintenance	12,158	10,101	35,638	29,423
Services and other	18,551	23,689	56,873	72,324
Amortization of acquired technology and customer intangible assets	1,388	4,675	4,163	12,869

Total cost of revenues	32,097	38,465	96,674	114,616

Gross profit	51,777	46,551	157,980	127,912

Operating expenses:
Sales and marketing	25,515	28,682	79,019	83,226
Research and development	10,787	13,617	32,142	40,878
General and administrative	9,301	11,702	33,116	37,010
Other income—Softbank	—	—	—	(566)
Insurance reimbursement	—	—	(7,527)	—
Amortization of other intangible assets	210	210	630	529
Restructuring and integration	1,438	(694)	10,837	3,834
Litigation provision	—	—	—	5,900

Total operating expenses	47,251	53,517	148,217	170,811

Income (loss) from operations	4,526	(6,966)	9,763	(42,899)
Interest and other (expense) income, net	(265)	2,353	(6,020)	8,560

Net income (loss) before income taxes	4,261	(4,613)	3,743	(34,339)
Provision (benefit) for income taxes	367	(326)	1,158	666

Net income (loss)	$3,894	$(4,287)	$2,585	$(35,005)

Comparison of the Three and Nine Months Ended June 30, 2009 and 2008

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

Subscription and maintenance

Subscription and maintenance revenues for the three months ended June 30, 2009 were $55.4 million, a 12% increase from the $49.3 million recorded in the three months ended June 30, 2008. Subscription revenues for the three months ended June 30, 2009 were $37.9 million, a 25% increase from the $30.3 million recorded in the three months ended June 30, 2008. The increase of $7.6 million in subscription revenues was primarily due to an increase in the demand for our subscription software products and the continued growth of Ariba Supplier Network revenues. Maintenance revenues for the three months ended June 30, 2009 were $17.5 million, a slight decrease from the $19.0 million recorded in the three months ended June 30, 2008. The decrease of $1.5 million was primarily related to a decline in maintenance renewals associated with a decrease in perpetual license revenues in the current year.

Subscription and maintenance revenues for the nine months ended June 30, 2009 were $164.3 million, a 21% increase from the $136.1 million recorded in the nine months ended June 30, 2008. Subscription revenues for the nine months ended June 30, 2009 were $110.1 million, a 38% increase from the $79.7 million recorded in the nine months ended June 30, 2008. The increase of $30.4 million in subscription revenues was primarily due to an increase in the demand for our subscription software products, the continued growth of Ariba Supplier Network revenues and the acquisition of Procuri, Inc. (“Procuri”) in December 2007. Maintenance revenues for the nine months ended June 30, 2009 were $54.2 million, a slight decrease from the $56.4 million recorded in the nine months ended June 30, 2008. We anticipate that subscription revenues will increase in fiscal year 2009 compared to fiscal year 2008, partially offset by modest declines of maintenance revenues in fiscal year 2009.

Services and other

Services and other revenues for the three months ended June 30, 2009 were $28.5 million, a 20% decrease from the $35.7 million recorded in the three months ended June 30, 2008. Services and other revenues for the nine months ended June 30, 2009 were $90.3 million, a 15% decrease from the $106.4 million recorded in the nine months ended June 30, 2008. The decreases in services and other revenues in both periods are primarily attributable to declines in implementation revenues and perpetual license revenues in the three and nine months ended June 30, 2009. We anticipate that services and other revenues will decline in fiscal year 2009 compared to fiscal year 2008 primarily due to the continued transition of managed procurement customers to subscription software customers and continuing declines in perpetual license revenues.

Cost of Revenues

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for hosting services and technical support, including stock compensation costs and facilities and equipment costs. Cost of subscription and maintenance revenues for the three months ended June 30, 2009 was $12.2 million, a 20% increase over the $10.1 million recorded in the three months ended June 30, 2008. Cost of subscription and maintenance revenues for the nine months ended June 30, 2009 was $35.6 million, a 21% increase over the $29.4 million recorded in the nine months ended June 30, 2008. These increases are primarily the result of an increase in hosted support costs associated with the overall 25% and 38% increase in subscription revenues in the three and nine months ended June 30, 2009, respectively, compared to the corresponding periods in the prior fiscal year. We anticipate that cost of subscription and maintenance expenses will remain relatively consistent as a percentage of subscription maintenance revenues in the year ending September 30, 2009 compared to the year ended September 30, 2008.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues for the three months ended June 30, 2009 was $18.6 million, a 22% decrease from the $23.7 million recorded in the three months ended June 30, 2008. This decrease is primarily due to the following: (1) decreased compensation and benefits of $3.1 million and overhead expense of $753,000 associated with an 8% decrease in average consulting headcount; (2) decreased travel and entertainment expense of $1.0 million due to a cost reduction effort and the 8% decrease in average consulting headcount; and, (3) decreased stock-based compensation expense of $457,000 primarily due to a decrease in restricted stock grants in the nine months ended June 30, 2009.

Cost of services and other revenues for the nine months ended June 30, 2009 was $56.9 million, a 21% decrease from the $72.3 million recorded in the nine months ended June 30, 2008. This decrease is primarily the result of the following: (1) decreased compensation and benefits, travel and entertainment, and overhead expense of $7.1 million, $2.7 million and $1.5 million, respectively, associated with a 7% decrease in average consulting headcount and cost reduction efforts; (2) decreased recruiting expense of $779,000; and, (3) decreased stock-based compensation expense of $1.8 million primarily due to a decrease in restricted stock grants in the nine months ended June 30, 2009. We anticipate that cost of services and other revenues will decline slightly as a percentage of services and other revenues in the year ending September 30, 2009 compared to the year ended September 30, 2008.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of the costs allocated to technology and customer relationships in our fiscal year 2004 business combination with FreeMarkets, Inc. (“Freemarkets”) and our acquisition of Procuri in December 2007. This expense amounted to $1.4 million and $4.7 million in the three months ended June 30, 2009 and 2008, respectively, and $4.2 million and $12.9 million in the nine months ended June 30, 2009 and 2008, respectively. The decrease in the three and nine months ended June 30, 2009 is primarily attributable to certain FreeMarkets assets reaching the end of their estimated useful lives. We anticipate amortization of acquired technology and customer intangible assets will decrease in the year ended September 30, 2009 compared to the year ended September 30, 2008 due to decreases in costs resulting from our merger with FreeMarkets as assets reach the end of their estimated useful lives.

Gross profit

Our gross profit as a percentage of revenues for the three months ended June 30, 2009 was 62% compared to 55% for the three months ended June 30, 2008 and was 62% in the nine months ended June 30, 2009 compared to 53% for the nine months ended June 30, 2008. The increase in gross profit was primarily due to the shift in our revenue mix, as the gross margin of software subscription and maintenance revenues is typically much higher than the gross margin of services revenues, and cost reduction efforts beginning in the fourth quarter of fiscal year 2008. Subscription and maintenance revenues contributed 66% and 65% of total revenues in the three months ended and nine months ended June 30, 2009, respectively, as compared to 58% and 56% in the three and nine months ended June 30, 2008, respectively, while services and other revenues contributed 34% and 35% of total revenues in the three and nine months ended June 30, 2009, respectively as compared to 42% and 44% in the three and nine months ended June 30, 2008, respectively.

Operating Expenses

Sales and marketing

Sales and marketing includes costs associated with our sales, marketing and product marketing personnel, and consists primarily of compensation and benefits, commissions and bonuses, stock compensation, promotional and advertising and travel and entertainment expenses related to these personnel, as well as the provision for doubtful accounts. Sales and marketing expenses for the three months ended June 30, 2009 were $25.5 million, an 11% decrease from the $28.7 million recorded in the three months ended June 30, 2008. This decrease is primarily due to the following: (1) decreased compensation and benefits of $1.1 million and overhead costs of $790,000 associated with a 5% decrease in average sales and marketing headcount; (2) decreased stock-based compensation expense of $745,000 primarily due to a decrease in restricted stock grants in the nine months ended June 30, 2009; and, (3) decreased marketing expense of $841,000 due to cost reduction efforts in the three months ended June 30, 2009.

Sales and marketing expenses for the nine months ended June 30, 2009 were $79.0 million, a 5% decrease from the $83.2 million recorded in the nine months ended June 30, 2008. This decrease is primarily due to the following: (1) decrease in marketing expense, overhead expense and travel and entertainment expense of $2.0 million, $1.4 million and $1.2 million, respectively, due to cost reduction efforts in the nine months ended June 30, 2009; and, (2) decreased stock-based compensation expense of $1.7 million primarily due to a decrease in restricted stock grants in the nine months ended June 30, 2009. The decrease was partially offset by an increase in bad debt expense of $1.3 million due to the aging of certain outstanding receivables balances and a slight increase in compensation and benefits expense in the nine months ended June 30, 2009. We anticipate that sales and marketing expenses will decline slightly as a percentage of revenues in the year ending September 30, 2009 compared to the year ended September 30, 2008.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes employee compensation and benefits, stock compensation, consulting costs and the cost of software development tools and equipment. Research and development expenses for the three months ended June 30, 2009 were $10.8 million, a 21% decrease from the $13.6 million recorded in the three months ended June 30, 2008. This decrease is primarily due to the following: (1) decreased compensation and benefits of $2.0 million due to a 8% decrease in average research and development headcount and a shift of engineering roles to lower cost countries in the fourth quarter of fiscal year 2008; (2) decreased overhead expense of $374,000 due to cost reduction efforts; and, (3) decreased stock-based compensation expense of $367,000 primarily due to a decrease in restricted stock grants in the nine months ended June 30, 2009.

Research and development expenses for the nine months ended June 30, 2009 were $32.1 million, a 21% decrease from the $40.9 million recorded in the nine months ended June 30, 2008. This decrease is primarily attributable to the following: (1) decreased compensation and benefits of $5.5 million due to a slight decrease in average research and development headcount and a shift of engineering roles to lower cost countries in the fourth quarter of fiscal year 2008; (2) decreased overhead expense of $1.5 million due to cost reduction efforts; and (3) decreased stock-based compensation expense of $945,000 primarily due to a decrease in restricted stock grants in the nine months ended June 30, 2009. We anticipate that research and development expenses will decline as a percentage of revenues in the year ending September 30, 2009 compared to the year ended September 30, 2008.

General and administrative

General and administrative includes costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the three months ended June 30, 2009 were $9.3 million, a 21% decrease from the $11.7 million recorded in the three months ended June 30, 2008. This decrease is primarily attributable to decreased intellectual property related legal expenses of approximately $3.0 million associated with patent infringement matters, partially offset by a slight increase in bonus expense based on financial results in the three months June 30, 2009.

General and administrative expenses for the nine months ended June 30, 2009 were $33.1 million, a 11% decrease from the $37.0 million recorded in the nine months ended June 30, 2008. This decrease is primarily attributable to the following: (1) decreased intellectual property related legal expenses of approximately $6.0 million associated with patent infringement matters; (2) decreased compensation and benefits of $1.4 million due to a 7% decrease in average general and administrative headcount; and, (3) decreased stock-based compensation expense of $1.2 million primarily due to a decrease in restricted stock grants in the nine months ended June 30, 2009. These decreases were partially offset by the impairment of $4.3 million related to the previously capitalized costs related to an ERP system for finance and human resources and a slight increase in bonus expense based on financial results in the nine months ended June 30, 2009. We anticipate that general and administrative expenses will decline as a percentage of revenues in the year ending September 30, 2009 compared to the year ended September 30, 2008 due to reduced intellectual property related legal expenses.

Other income—Softbank

During the nine months ended June 30, 2008, we recorded $566,000 of income from the settlement with Softbank. The $37.0 million of deferred income recorded upon the settlement with Softbank was being recognized into income, starting in January 2005, over the remaining term of the three-year license ended October 2007. For further discussion, see Note 9 to the Condensed Consolidated Financial Statements.

Insurance reimbursement

During the nine months ended June 30, 2009, we recorded $7.5 million of income related to an insurance reimbursement for previously unreimbursed litigation costs.

Amortization of other intangible assets

Amortization of other intangible assets was $210,000 in each of the three months ended June 30, 2009 and 2008 and $630,000 and $529,000 for the nine months ended June 30, 2009 and 2008, respectively, which primarily consisted of amortization of trademark intangible assets acquired from our merger with FreeMarkets and our acquisition of Procuri. We anticipate amortization of other intangible assets will remain relatively consistent in the year ended September 30, 2009 as compared to the year ended September 30, 2008.

Restructuring and integration

We recorded a restructuring charge of $1.4 million and $10.8 million in the three and nine months ended June 30, 2009. In the nine months ended June 30, 2009, we revised our estimates for sublease commencement dates and sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market, resulting in a charge of $6.8 million. The remaining charge of $1.4 million and $3.9 million in the three and nine months ended June 30, 2009, respectively, primarily related to severance benefit costs based on the current economic environment to better align our expenses with our revenues.

We recorded a net benefit of $694,000 in the three months ended June 30, 2008 and a restructuring charge of $3.8 million in the nine months ended June 30, 2008. The benefit in the three months ended June 30, 2008 primarily related to a sublease agreement to sublease approximately 44,000 square feet of space at our Sunnyvale, California headquarters through January 2013, which provided a benefit to operations of approximately $549,000 in the three months ended June 30, 2008. The remaining benefit in the three months ended June 30, 2008 was for property taxes of approximately $557,000 related to abandoned facilities in California based on a revised property tax assessment and notice of refund received in June 2008 related to calendar years 2001 through 2004, partially offset by a charge of $352,000 related to the severance benefit costs in connection with a reduction of our workforce, primarily to better align our expenses with our revenues and to enable our investment in certain growth initiatives and a charge of $88,000 related to severance benefit costs in connection with our acquisition of Procuri. The charge in the nine months ended June 30, 2008 was primarily related to severance benefit costs of approximately $1.2 million in connection with our acquisition of Procuri. Additionally, in the nine months ended June 30, 2008, we evaluated our office space in Sunnyvale, California, and ceased use of approximately 31,500 square feet of space in our corporate headquarters and recorded lease abandonment costs of $3.1 million and leasehold impairments of $386,000 in the nine months ended June 30, 2008.

Litigation provision

We recorded a $5.9 million provision related to a patent infringement litigation matter during the nine months ended June 30, 2008.

Interest and other (expense) income, net

Interest and other (expense) income, net for the three months ended June 30, 2009 was expense of $265,000, compared to income of $2.4 million recorded in the three months ended June 30, 2008. The decrease is primarily attributable to an increase in realized and unrealized foreign currency transaction losses of $2.5 million on accounts receivable billed from Ariba in foreign currencies to customers headquartered in foreign countries and realized losses on foreign denominated cash balances maintained in the United States, primarily due to the U.S. dollar strengthening against the Euro, the British Pound, the Australian dollar and the Canadian dollar in the three months ended June 30, 2009. The decrease is also attributable to a decrease in interest income of $502,000 due to a decline in the rate of return on investments. The decrease is partially offset by other income of $461,000 due to the release from the Procuri escrow account in connection with the settlement of certain claims with the former stockholders of Procuri in the three months ended June 30, 2009.

Interest and other (expense) income, net for the nine months ended June 30, 2009 was expense of $6.0 million, compared to income of $8.6 million recorded in the nine months ended June 30, 2008. The decrease is primarily attributable to an increase in realized and unrealized foreign currency transaction losses of $10.5 million on accounts receivable billed from Ariba in foreign currencies to customers headquartered in foreign countries and realized losses on foreign denominated cash balances maintained in the United States, primarily due to the U.S. dollar strengthening against the Euro, the British Pound, the Australian dollar and the Canadian dollar in the nine months ended June 30, 2009. The decrease is also attributable to a decrease in interest income of $2.8 million due to a decline in the rate of return on investments and an other-than-temporary impairment of $1.4 million related to a long-term investment in the nine months ended June 30, 2009. These decreases are partially offset by other income of $461,000 due to the release from the Procuri escrow account in connection with the settlement of certain claims with the former stockholders of Procuri in the nine months ended June 30, 2009.

Provision (benefit) for income taxes

The provision (benefit) for income taxes for the three months ended June 30, 2009 and 2008 was $367,000 and $(326,000), respectively. The provision for income taxes for the nine months ended June 30, 2009 was $1.2 million compared to $666,000 in the nine months ended June 30, 2008. The increases in both periods are primarily attributable to an increase in foreign income taxes related to a foreign subsidiary in the three and nine months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2009, we had $148.0 million in cash, cash equivalents and investments and $29.2 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $177.2 million. Our working capital deficit on June 30, 2009 was $7.2 million. All significant cash, cash equivalents and investments are held in accounts in the United States. As of September 30, 2008, we had $107.4 million in cash, cash equivalents and investments and $29.6 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $137.0 million. Our working capital deficit on September 30, 2008 was $41.2 million.

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

We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. As of June 30, 2009 and September 30, 2008, we classified the entire ARS investment balance as long-term investments on our consolidated balance sheet because of our inability to determine when our investments in ARS would settle.

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

We have used a discounted cash flow model (“DCF”) to determine the estimated fair value of our investment in ARS as of June 30, 2009. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $18.4 million of student loan securities and $4.9 million of commercial paper and credit derivative products was adjusted by 200 basis points (“bps”) for the student loan securities and between 350 bps and 650 bps for the commercial paper and credit derivative products, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on this assessment of fair value, we determined there was a decline in the fair value of its ARS investments of $5.5 million, of which $4.1 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, we recorded an other-than-temporary impairment of $1.4 million in the nine months ended June 30, 2009. As a result of adopting FSP 157-4, FSP 115-2 and FSP 124-2, we evaluated the previously recorded other-than-temporary impairment loss of $1.4 million. Based upon the analysis completed in accordance with FSP 115-2, we determined that the other-than-temporary loss of $1.4 million was principally related to the credit loss on the investment. Additionally, we evaluated the factors related to other than credit loss, which were determined to be immaterial to the condensed consolidated financial statements.

We review our impairments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the Financial Accounting Standards Board (“FASB”) and Securities and Exchange Commission (“SEC”), including FASB Staff Position (“FSP”) 157-4, FSP 115-2 and FSP 124-2, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for the recovery in market value. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, we may, in the future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $4.1 million currently accounted for as a temporary decline or may be greater than the $1.4 million other-than-temporary impairment recorded in the nine months ended June 30, 2009.

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

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. We have modified our current investment strategy by limiting our investments in ARS to our current holdings and increasing our investments in more liquid investments.

The increase in total cash, cash equivalents, investments and restricted cash of $40.2 million and the decrease in working capital deficit of $34.0 million in the nine months ended June 30, 2009 is primarily attributable to a $7.5 million insurance reimbursement and an increase in cash collections from our customers in the nine months ended June 30, 2009 based on the 5% increase in revenues in the current year.

Our largest source of operating cash flows is cash collections from our customers related to our hosted on-demand software solutions and fees for product updates and support, as well as fees paid by suppliers for the Ariba Supplier Network. We also generate cash inflows from services for implementation services, consulting services and license fees charged for the use of our software products under perpetual agreements. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to leased facilities. Net cash provided by operating activities was $47.2 million for the nine months ended June 30, 2009, compared to net cash provided by operating activities of $11.4 million for the nine months ended June 30, 2008. Cash flows from operating activities increased $35.7 million primarily due to an improvement in net income (loss) excluding non-cash charges, a $7.5 million insurance reimbursement in the nine months ended June 30, 2009, a net cash payment of $5.9 million related to a litigation settlement associated with a patent infringement matter in the nine months ended June 30, 2008, an increase in cash collections from our customers in the nine months ended June 30, 2009 and a decrease in cash payments related to legal expenses of approximately $4.0 million. These amounts were partially offset by an increase in prepaid expense due to timing of payments.

The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments. Net cash used in investing activities was $21.6 million for the nine months ended June 30, 2009, compared to net cash provided by investing activities of $7.3 million for the nine months ended June 30, 2008. The decrease of $28.9 million is primarily attributable to a decrease in sales of investments, net of purchases of $84.7 million. This is partially offset by $55.6 million of cash paid as a result of our acquisition of Procuri in the three months ended December 31, 2007. Capital expenditures were relatively consistent in the nine months ended June 30, 2009 and 2008.

The changes in cash flows from financing activities primarily relate to the repurchase of common stock shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees and the proceeds from the issuance of common stock is attributed to stock option exercises. Net cash used in financing activities was $35,000 for the nine months ended June 30, 2009, compared to net cash used in financing activities of $778,000 for the nine months ended June 30, 2008.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 4 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 4 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of June 30, 2009. There have been no material changes in our contractual obligations and commercial commitments during the nine months ended June 30, 2009 from those presented in our Annual Report on Form 10-K filed with the SEC on November 19, 2008.

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

Application of Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	Revenue recognition policies

•	Recoverability of goodwill

•	Impairment of long-lived assets

•	Lease abandonment costs

•	Fair value of investments

•	Legal contingencies

•	Accounting for income taxes

These critical accounting policies and estimates, their related disclosures and other accounting policies, methods and estimates have been reviewed by our senior management and audit committee. During the three months ended June 30, 2009 there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2008 for a more complete discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products in the United States of America, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results have been and could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. For the three months ended June 30, 2009 and 2008, 29% and 32%, respectively, of our total net revenues were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of June 30, 2009 (in thousands):

		Contract Value		Unrealized Gain (Loss) in USD
	Buy/Sell	Foreign Currency	USD
Foreign Currency
Euro	Sell	7,000	$9,244	$(414)
Japanese Yen	Buy	250,000	2,789	(150)
Canadian Dollar	Sell	2,600	2,220	10
Switzerland Franc	Buy	1,200	1,057	49
Czech Koruna	Buy	15,000	794	21

Total			$16,104	$(484)

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of June 30, 2009.

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

	Period Ending June 30, 2010	Period Ending June 30, 2011	Period Ending June 30, 2012	Period Ending June 30, 2013	Period Ending June 30, 2014	Thereafter	Total
Cash equivalents	$94,099	$—	$—	$—	$—	$—	$94,099
Average interest rate	0.53%	—	—	—	—	—	0.53%
Investments	$16,746	$1,286	$—	$—	$—	$17,750	$35,782
Average interest rate	1.83%	2.00%	—	—	—	1.45%	1.65%
Restricted cash	$—	$104	$—	$29,137	$—	$—	$29,241
Average interest rate	—	0.37%	—	0.37%	—	—	0.37%

Total investment securities	$110,845	$1,390	$—	$29,137	$—	$17,750	$159,122

The table above does not include uninvested cash of $18.1 million held as of June 30, 2009. Total cash, cash equivalents, short-term investments, long-term investments and restricted cash as of June 30, 2009 was $177.2 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

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

As of June 30, 2009, management evaluated the effectiveness of our disclosure controls and procedures and concluded those disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The litigation discussion set forth in Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

We Compete in New and Rapidly Evolving Markets, and Our Spend Management Solutions Are At a Relatively Early Stage of Development. These Factors Make Evaluation of Our Future Prospects Difficult.

Spend management software applications and services are at a relatively early stage of development. For example, in September 2001, we introduced the majority of our initial Ariba Spend Management solutions and after our merger with FreeMarkets in 2004, we introduced several new products and services integrating functionality acquired in the merger. We also introduced on-demand versions of a number of our software products throughout fiscal year 2007, fiscal year 2008 and fiscal year 2009 and we plan to introduce additional on-demand versions of our products in fiscal year 2010 and the future. The markets in which we compete are characterized by rapid technological change, evolving customer needs and frequent introductions of new products and services. As we adjust to evolving customer requirements and competitive pressures, we may be required to further reposition our product and service offerings and introduce new products and services. We may not be successful in developing and marketing such product and service offerings, or we may experience difficulties that could delay or prevent the development and marketing of such product and service offerings, which could have a material adverse effect on our business, financial condition or results of operations.

Deteriorating Economic Conditions Are Impacting Our Business and May Adversely Impact Our Business Beyond Our Expectations.

Our business has been adversely affected by the ongoing credit crises and deteriorating worldwide economic conditions. Although our spend management solutions help companies reduce the cost of their goods and services and may therefore be perceived as even more strategic during adverse economic conditions, we experienced a more challenging selling environment in the three and nine months ended June 30, 2009 compared to the prior periods. Consistent with the prior quarter, our sales cycle continued to lengthen as compared to the previous periods, and we closed more new customer deals at lower average selling prices. Deteriorating economic conditions could, among other things, result in reduced revenues, increased operating losses and reduced cash flows from operations, greater than anticipated uncollectible accounts receivables and increased allowances for doubtful accounts receivable, impairment of financial and non-financial assets and increased restructuring charges. For example, we receive a portion of our revenues from companies in the automotive industry. Given the difficult environment in the automotive industry and bankruptcy filings which have occurred, the risk of bankruptcy filings in the future or similar events could have a material adverse impact on our future operating results.

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

For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events continue to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. We have partially hedged risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge trade and intercompany receivables and payables. There can be no assurance that our hedging strategy will be successful or that currency exchange rate fluctuations will not have a material adverse effect on our operating results. For example, in the three and nine months ended June 30, 2009 as compared to the three and nine months ended June 30, 2008, we had an increase in realized and unrealized foreign currency transaction losses of $2.5 million and $10.5 million, respectively, on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries and realized losses on foreign denominated cash balances maintained in the United States, primarily due to the U.S. dollar strengthening against the Euro, the British Pound, the Australian dollar and the Canadian dollar.

Our Success Depends on Market Acceptance of Standalone Spend Management Solutions.

Our success depends on widespread customer acceptance of standalone spend management solutions from vendors like us, rather than solutions from enterprise resource planning (“ERP”) software vendors and others that are part of a broader enterprise application solution. For example, ERP vendors, such as Oracle and SAP, could bundle spend management modules with their existing applications and offer these modules at little or no cost. If our products and services do not achieve continued customer acceptance, our business will be seriously harmed.

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of June 30, 2009, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

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

Our quarterly operating results have varied or may vary depending on a number of factors, including the following:

Risks Related to Revenues:

•	ability to renew ratable revenue streams, including subscription software, software maintenance and subscription services, without substantial declines from prior arrangements;

•	fluctuations in demand, sales cycles and average selling price for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	fluctuations in the number of relatively larger orders for our products and services;

•	increased dependence on relatively smaller orders from a larger number of customers;

•	dependence on generating revenues from new revenue sources;

•	delays in recognizing revenue from multiple element arrangements; and

•	changes in the mix of types of customer agreements and related timing of revenue recognition.

Risks Related to Expenses:

•	our overall ability to control costs, including managing reductions in expense levels through restructuring and severance payments;

•	the level of expenditures relating to ongoing legal proceedings;

•	costs associated with changes in our pricing policies and business model;

•	costs associated with the amortization of stock-based compensation expense; and

•	the failure to adjust our workforce to changes in the level of our operations.

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

We May Incur Additional Restructuring Charges that Adversely Affect Our Operating Results.

We have recorded significant restructuring charges relating to the abandonment of numerous leased facilities, including most notably portions of our Sunnyvale, California headquarters. For example, in the nine months ended June 30, 2009, the Company revised its estimates for sublease commencement dates and sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market, resulting in a charge of $6.8 million. Moreover, we have from time to time revised our assumptions and expectations regarding lease abandonment costs, resulting in additional charges.

We review these estimates each reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the leases, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the vacated portions of our Sunnyvale, California headquarters by $1.2 million as of June 30, 2009. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results. Our lease abandonment accrual is net of $57.5 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $46.7 million as of June 30, 2009, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at June 30, 2009, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position.

Limitations of Our Existing ERP System and Problems With the Timing, Design or Implementation of Our Planned New ERP System Could Adversely Impact Our Business and Operations.

In fiscal year 2008, we commenced a project to implement an ERP system for finance and human resources in response to strategic business needs. We invested significant capital and human resources in the design and implementation of the planned new ERP system. Due to the current economic downturn, restructuring actions taken in the nine months ended June 30, 2009 and a review of all discretionary spending and projects, we deferred the ERP system implementation to an uncertain date. Limitations of our existing ERP systems and problems in the timing, design and implementation of a new ERP system, when resumed, could make it more difficult to respond to strategic business needs and adversely affect our financial position, results of operations and cash flows.

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

We Face Intense Competition. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. This competition could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete with several major enterprise software companies, including SAP and Oracle. We also compete with several service providers, including McKinsey & Company and A.T. Kearney. In addition, we compete with smaller specialty vendors or smaller niche providers of sourcing or procurement products and services, including Emptoris, BravoSolution, Zycus, American Express S2S, Perfect Commerce, cc-Hubwoo, Ketera Technologies and Iasta. Because spend management is a relatively new software and solutions category, we expect additional competition from other established and emerging companies if this market continues to develop and expand. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. These third parties, which include IBM, Accenture, Capgemini, Deloitte Consulting, BearingPoint and Unisys, are generally not subject to confidentiality or non-compete agreements that restrict such competitive behavior. Other competition includes established business process outsourcing organizations in the procuring industry including Accenture, Genpact and EDS.

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

We May Incur Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines recently. The balance of goodwill is $406.5 million as of June 30, 2009 and, there can be no assurance that future goodwill impairments will not occur.

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

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. We have 38 patents issued in the United States, but may not develop other proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States and, in the case of our solutions, because the validity, enforceability and type of protection of proprietary rights in these technologies are uncertain and evolving. If we fail to adequately protect our proprietary rights, we may lose customers.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended June 30, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
April 1, 2009—April 30, 2009	59	$9.73	—	—
May 1, 2009— May 31, 2009	96,969	10.46	—	—
June 1, 2009— June 30, 2009	—	—	—	—

Total	97,028	$10.46	—	—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Title
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ AHMED RUBAIE
Ahmed Rubaie
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 7, 2009