Form 10-K
period 2009-09-30
ARIBA INC
filed 2009-11-25
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Large accelerated filer  ☒          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2009 the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of $8.73 on the Nasdaq Global Market as of that date) was approximately $762.8 million.

As of October 31, 2009, there were 89,703,885 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2010 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

ARIBA, INC.

FORM 10-K

September 30, 2009

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

Sourcing and Procurement Software Market

In its most recent Supply Management Market Sizing Report, AMR Research, a third-party research firm, projected the supply management market to grow at 10% Compound Annual Growth Rate (“CAGR”), becoming a $4.3 billion market in 2012. Further, it noted that the highest growth segments over the next five years are projected to be sourcing (projected to grow at a 10% CAGR) and indirect supply management (projected to grow at an 11% CAGR). Contract management is expected to grow substantially in 2010 as buying companies increasingly become aware of this application’s strength. The supply management license, alternate revenue and market share by company grew 45% in the $1 billion or more customer revenue market. Actual annual growth rates may differ significantly from those forecast by AMR Research.

Ariba Spend Management Solutions

Ariba provides spend management solutions that enable enterprises to drive rapid and sustainable bottom-line results. We understand that software is only one part of helping companies achieve success. As such, we deliver an integrated portfolio of enterprise-class software, global services, expertise, and a global supplier network to help companies accelerate adoption and drive performance improvements and competitive advantage. Our solutions allow enterprises to take a step-by-step approach with products and services that work together to address six key areas of spend management:

•

Ariba Spend Analysis Solutions—provide enterprises with a comprehensive set of products and services that enhance visibility into spend, processes and performance and allows enterprises to identify and prioritize savings opportunities and enable more effective decision-making.

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

Ariba Spend Analysis Solution offerings:

By combining spend data from across the enterprise into comprehensive dashboards and reports, Ariba Spend Analysis Solution offerings allow buyers to improve their spend management with a clear perspective of their spend history, trends, and performance. Ariba Spend Analysis Solution modules include Ariba Spend Visibility, Ariba Analysis and Ariba Data Enrichment.

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

Ariba Sourcing Solution offerings:

The Ariba Sourcing Solution offerings cover the full spectrum of sourcing activities, from the development of a strategic approach to capture savings, to the sourcing and award negotiation phase, and finally the monitoring of supplier performance. Ariba Sourcing Solution modules include Ariba Sourcing On-Demand, Ariba Sourcing, Ariba Supplier Performance Management and Ariba Category Playbooks.

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

Ariba Category Playbooks module enables sourcing and procurement professionals to drive their activities programmatically by project management, knowledge management and resource management, all supported by collaboration capabilities in order to capture category sourcing knowledge.

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

Ariba Contract Management is our hosted multi-tenant module that provides substantially equivalent capabilities of our Ariba Contract Workbench and Ariba Contract Compliance modules including: contract creation and storage which allows contract portfolio visibility, clause usage and editorial processes. Our on-demand module enables the structuring of item pricing terms, conditions and service level agreements, supports buyer and supplier contract compliance, and integrates to legacy or ERP systems.

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

Ariba Invoice and Payment Solution offerings:

The Ariba Invoice and Payment Solution offerings allow customers to automate the invoice management process. Our modules include the integrated Ariba Invoice and Payment module and Ariba Invoice and Settlement.

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

Ariba Supplier Network

Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 200,000 registered suppliers of a wide array of goods and services are connected to the Ariba Supplier Network. As a result, buying organizations can connect once to the Ariba Supplier Network and simultaneously access many suppliers. By using the Ariba Supplier Network, businesses can realize cost savings through greater process efficiencies, better employee and contract compliance, reduced inventories and fair pricing opportunities.

The Ariba Supplier Network is a multi-protocol network that allows buyers to send orders from Ariba Buyer or other eProcurement systems in one standard format that are then converted into the supplier’s preferred transaction format. Supported formats include: cXML (Commerce eXtensible Markup Language), a format used on the Internet to describe commerce data and documents; EDI (Electronic Data Interchange), a format used to electronically exchange data and documents; CIF (Catalog Interchange Format), a format commonly used to electronically transfer catalog information; electronic mail; and fax. In addition, by using Ariba PunchOut, a cXML-based technology, buyers can link to a supplier’s web site to find, configure and select products while keeping the purchasing process within Ariba Buyer or Ariba Procure-to-Pay for internal approval, accounting and administrative controls. This feature is particularly useful when working with suppliers that have extensive web sites, product configuration systems and large product catalogs.

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

Ariba has over 700 global consultants, including more than 400 category experts that assist our customers in sourcing strategy, supplier identification and assessment, negotiation and project execution, and supplier management across more than 500 spend categories. These experts are stationed around the globe, including in our service centers in Prague, Shenzhen, Bangalore, and Pittsburgh. Specific sourcing expertise and support is also available as a remote, on-demand service via our Best Practice Center (BPC) and our Category Playbooks.

Employees

As of September 30, 2009, we had a total of 1,632 employees, including 334 in research and development, 351 in sales and marketing, 769 in professional services, customer support and training, and 178 in administration, finance, legal, human resources and information technology. Of these employees, 971 were located in the United States and 661 were located outside the United States. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Sales

We sell our solutions primarily through our worldwide direct sales organization. Our sales force is organized by geographic regions, including North America, Europe and the Asia Pacific region. The direct sales force consists of sales professionals, application specialists and supporting personnel. As of September 30, 2009, we had 173 employees in our global sales organization.

Marketing

Our marketing strategy is to continually elevate our brand, expand the awareness of our Spend Management solutions in new market segments, and generate significant demand for our solutions.

Our primary marketing activities include:

•	Developing press and industry analyst relations to garner third-party validation and generate positive coverage for us and our solutions, worldwide;

•	Participation in, and sponsorship of, conferences, tradeshows and industry events targeted to finance, accounting, procurement, contract management and travel executives;

•	Field marketing events and sales tools to enable our sales organization to create awareness and effectively convert leads into pipeline;

•	E-mail, direct mail, webinars and telemarketing campaigns to stimulate interest and drive demand;

•	Collateral, white papers, case studies and thought leadership distributed through various mediums; and

•	Website development to engage and educate prospects and generate interest through product information and demonstrations, customer testimonials, case studies and marketing collateral.

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

Our Ariba Education Services group delivers education and training to our clients and partners at our headquarters in Sunnyvale, California and in our offices in Pittsburgh, Pennsylvania and London. We offer a comprehensive series of classes to provide the knowledge and skills to successfully deploy, use and maintain our products and solutions through Ariba University. Ariba University delivers Institute for Supply Management (“ISM”) training and change management services to customers and partners. Through a comprehensive offering of traditional classroom delivery at an Ariba campus, client on-site delivery, web-based training and consulting services, Ariba Education Services provide the knowledge and skills required to successfully deploy, use and maintain the Ariba product line.

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

Research and Development

We introduced our initial product, Ariba Buyer, in June 1997, and since then have released a number of new products and product enhancements to address the needs of sourcing and procurement professionals. We began to operate the Ariba Supplier Network in April 1999 and continue to provide enhancements to it on an ongoing basis. We introduced Ariba Sourcing in September 2001, and upgraded the solution in September 2004 to incorporate functionality from legacy FreeMarkets, Inc. (“FreeMarkets”) applications. In addition, we have introduced several products, including Ariba Data Enrichment (based on technology acquired from Softface, Inc. (“Softface”)) and several internally developed products such as Ariba Contract Workbench, Ariba Category Procurement and Ariba Invoice and Settlement. In addition, we have also been re-architecting our applications to be more easily deployed via an on-demand model. During fiscal years 2006, 2007, 2008 and 2009, we released, and continuing in fiscal year 2010 we plan to release, on-demand versions of many of our software applications. If we are unable to develop new products or enhancements to existing products or corrections on a timely and cost-effective basis, particularly on-demand versions of our products, or if these new products or enhancements do not have the features or quality measures to make them successful in the marketplace, our business will be harmed.

Our research and development expenses were $43.5 million, $52.3 million and $51.2 million during the fiscal years ended September 30, 2009, 2008 and 2007, respectively. We also recorded amortization of acquired technology as part of cost of revenues of $1.5 million, $1.1 million and $885,000 during the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

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

We currently have offices in 22 countries. All of our international operations are conducted through wholly-owned subsidiaries. Revenues from our international operations were $100.3 million, $102.9 million and $87.5 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

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

Many of our current and potential competitors, such as ERP software vendors including Oracle and SAP, have longer operating histories, greater name recognition, larger marketing budgets and significantly greater resources, and a larger installed base of customers than we do. These vendors could also introduce spend management solutions that are included as part of broader enterprise application solutions at little or no cost to their customers. They may also be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which can enable them to respond more quickly to new technology, introduce new spend management modules and respond to changes in customer needs. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and achieve greater market acceptance. The industry has experienced consolidation with both larger and smaller competitors acquiring companies to broaden their offerings or increase scale. As a result, we may not be able to successfully compete against our current and future competitors.

Intellectual Property and Other Proprietary Rights

We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark laws.

We license rather than sell our software products and require our customers to enter into license agreements, which impose restrictions on their ability to utilize the software. The license agreements generally do not provide for a right to return. See Note 1 to the consolidated financial statements. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written and electronic materials under trade secret and copyright laws, which may afford only limited protection. We can make no assurance that any of our proprietary rights with respect to our solutions will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in these evolving technologies are uncertain and still evolving.

We currently have 41 U.S. patents issued and 54 U.S. patent applications pending. We also have five foreign patents issued and zero foreign patent applications pending. It is possible that no patents will be issued from our pending patent applications or that, if issued, or our potential future patents may be successfully challenged. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm our ability to do business.

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

Available Information

We file reports required of public companies with the Securities and Exchange Commission (SEC). These include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 202-551-8090. The SEC also maintains a Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate Web site all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Copies of Ariba’s fiscal 2009 Annual Report on Form 10-K may also be obtained without charge by contacting Investor Relations at InvestorInfo@ariba.com or by calling 650-390-1200.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of October 31, 2009 are as follows:

Name	Age	Position(s)
Robert M. Calderoni	49	Chairman and Chief Executive Officer
Kevin Costello	47	President
Kent Parker	48	Chief Operating Officer
Ahmed Rubaie	43	Executive Vice President and Chief Financial Officer

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

The Current Economic Downturn Has Adversely Impacted Our Business and May Adversely Impact Our Business Beyond Our Expectations.

Our business has been adversely affected by the ongoing credit crises and adverse worldwide economic conditions. Although our spend management solutions help companies reduce the cost of their goods and services and may therefore be perceived as even more strategic during adverse economic conditions, we experienced a challenging selling environment during the year ended September 30, 2009. Adverse economic conditions could, among other things, result in reduced revenues, increased operating losses and reduced cash flows from operations, greater than anticipated uncollectible accounts receivables and increased allowances for doubtful accounts receivable, impairment of financial and non-financial assets and increased restructuring charges.

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

For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events continue to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. We have partially hedged risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge trade and intercompany receivables and payables. There can be no assurance that our hedging strategy will be successful or that currency exchange rate fluctuations will not have a material adverse effect on our operating results. For example, in the year ended September 30, 2009 as compared to the year ended September 30, 2008, we had an increase in realized and unrealized foreign currency transaction losses of $6.7 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries and realized losses on foreign denominated cash balances maintained in the United States, primarily due to the U.S. dollar strengthening against the Euro, the British Pound, the Australian dollar and the Canadian dollar.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of September 30, 2009, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

•	declines in average selling prices of our products and services resulting from adverse economic conditions, competition and other factors;

•	failure to successfully grow our sales channels;

•	failure to maintain control over costs;

•	increased restructuring charges resulting from the failure to sublease excess facilities at anticipated levels and rates;

•	charges incurred in connection with any future restructurings or acquisitions; and

•	additional impairment charges as a result of the decline in value and credit quality of our investments in auction rate securities (“ARS”) or changes in the accounting treatment of these securities.

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

•

we have experienced and expect to continue to experience a decrease in the demand for our maintenance services, which is related to our CD business, as many new customers are purchasing our on-demand products and a small number of legacy CD customers are converting to on-demand products;

•	because we recognize revenue from subscription to our our-demand services over the term of the agreements, downturns or upturns in sales may not be immediately reflected in our operating results;

•	we may not successfully achieve market penetration in our newly targeted markets, including target customers we characterize as middle-market companies;

•	we may incur costs at a higher than forecasted rate as we expand our on-demand operations; and,

•	product quality issues may affect forecasted adoptions and renewals.

We May Incur Additional Restructuring Charges that Adversely Affect Our Operating Results.

We have recorded significant restructuring charges relating to the abandonment of numerous leased facilities, including most notably portions of our Sunnyvale, California headquarters. For example, in the year ended September 30, 2009, the Company revised its estimates for sublease commencement dates and sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market, resulting in a charge of $6.8 million. Moreover, we have from time to time revised our assumptions and expectations regarding lease abandonment costs, resulting in additional charges.

We review these estimates each reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the leases, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the vacated portions of our Sunnyvale, California headquarters by $1.2 million as of September 30, 2009. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results. Our lease abandonment accrual is net of $54.6 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $43.7 million as of September 30, 2009, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at September 30, 2009, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position.

Limitations of Our Existing ERP System and Problems With the Timing, Design or Implementation of Our Planned New ERP System Could Adversely Impact Our Business and Operations.

In fiscal year 2008, we commenced a project to implement an ERP system for finance and human resources in response to strategic business needs. We invested significant capital and human resources in the design and implementation of the planned new ERP system. Due to the current economic downturn, restructuring actions taken in the year ended September 30, 2009 and a review of all discretionary spending and projects, we deferred the ERP system implementation to an uncertain date. Limitations of our existing ERP systems and problems in the timing, design and implementation of a new ERP system, when resumed, could make it more difficult to respond to strategic business needs and adversely affect our financial position, results of operations and cash flows.

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

Our Revenues In Any Quarter May Fluctuate Significantly Because Our Sales Cycles Can Be Long and Unpredictable.

Our sales cycles can be long and unpredictable. The purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer organization. We have experienced longer sales cycles as a result of the current economic downturn and more levels of required customer management approvals. The implementation and deployment of our products requires a significant commitment of resources by our customers and third parties and/or professional services organizations. As a result of the length and unpredictability of our sales cycle, our revenues in any quarter may fluctuate significantly.

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

Revenues From Our Ariba Spend Management Sourcing Services Could Be Negatively Affected If Customers Elect Not to Renew Their Contracts and New Deals Are Signed More Infrequently and at Lower Selling Prices.

We have several large multi-year contracts for our spend management services, some of which come up for renewal in the next year or beyond. If these customers do not renew their contracts upon expiration, or if they elect to use one of our lower-cost self-service solutions, our future revenues may decrease.

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

We Face Intense Competition. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. This competition could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete with several major enterprise software companies, including SAP AG and Oracle. We also compete with several service providers, including A.T. Kearney and McKinsey & Company. In addition, we compete with smaller specialty vendors or smaller niche providers of sourcing or procurement products and services, including Emptoris, BravoSolution, Zycus, American Express S2S, Perfect Commerce, cc-Hubwoo, Ketera Technologies and Iasta. Because spend management is a relatively new software and solutions category, we expect additional competition from other established and emerging companies if this market continues to develop and expand. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services.

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

Pending Litigation Could Seriously Harm Our Business.

There can be no assurance that existing or future litigation will not have a material adverse effect on our business, financial position, results of operations or cash flows, or that the amount of any accrued losses is sufficient for any actual losses that may be incurred. See Note 8 of Notes to the Consolidated Financial Statements.

We May Be Required to Record Additional Impairment Charges in Future Quarters as a Result of the Decline in Value of Our Investments in Auction Rate Securities (“ARS”).

We hold a variety of interest bearing ARS that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The continuing uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Contractual maturity dates for these ARS investments range from 2016 to 2047 with principal distributions occurring on certain securities prior to maturity.

The valuation of our ARS, along with the rest of our investment portfolio, is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

Although we currently have no intent to sell these ARS investments prior to recovery nor are aware of any factors that would make such a sale of the ARS investments more likely than not, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or to record all current and any future unrealized losses as a charge in our statement of operations in future quarters. See Note 5—Fair Value of Our Notes to Consolidated Financial Statements for additional information about the potential adverse impact of our investments in ARS.

We May Incur Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines recently. The balance of goodwill is $406.5 million as of September 30, 2009 and, there can be no assurance that future goodwill impairments will not occur.

Our Stock Price Is Highly Volatile and the Market Price of Our Common Stock May Decrease in the Future.

Our stock price has fluctuated dramatically. There is a significant risk that the market price of our common stock will decrease in the future in response to any of the following factors, including those discussed in other risk factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	announcements that our revenues or income are below analysts’ expectations;

•	changes in analysts’ estimates of our performance or industry performance;

•	changes in market valuations of similar companies;

•	sales of large blocks of our common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the loss of a major customer or our failure to complete significant subscription transactions; and

•	additions or departures of key personnel.

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

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. We have 41 patents issued in the United States, but may not develop other proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States and, in the case of our solutions, because the validity, enforceability and type of protection of proprietary rights in these technologies are uncertain and evolving. If we fail to adequately protect our proprietary rights, we may lose customers.

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

We Rely on Third-Party Technology for Our Solutions which Might Not be Available to Us in the Future.

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

Business Disruptions Could Affect Our Operating Results.

A significant portion of our research and development activities and certain other critical business operations is concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

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

Ariba occupies three principal office locations in Sunnyvale, California, Pittsburgh, Pennsylvania and Atlanta, Georgia.

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

We occupy approximately 91,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. Our operations at this location consist principally of our services organization and administrative activities.

We occupy approximately 26,000 square feet of office space in Atlanta, Georgia under a lease that expires in June, 2013. Our operations at this location consist principally of our sales and support activities.

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

Litigation

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to the Company’s and FreeMarkets’ initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against the Company and FreeMarkets, Inc. (“FreeMarkets”), certain of the two companies’ former officers and directors, and the underwriters who handled the IPOs. These consolidated complaints were then further consolidated, along with similar complaints filed against over 300 other issuers in connection with their initial public offerings, before a single judge for case management purposes. After many years of litigation and appeals related to the sufficiency of the pleadings and class certification, the parties have agreed to a settlement of the entire litigation, which was approved by the Court on October 5, 2009. Under the settlement, neither the Company nor FreeMarkets will be required to make any payment. Notices of appeal have been filed by various objectors to the Court’s order. As of September 30, 2009, no amount is accrued as a loss is not considered probable or estimable.

General

Defending against various claims and legal actions arising in the ordinary course of business may require significant management time and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses are unsuccessful or if it is unable to settle on favorable terms, the Company could be liable for a large damages award and, in the case of patent litigation, be subject to an injunction that could seriously harm its business and results of operations.

During the year ended September 30, 2009, the Company recorded $7.5 million of income related to an insurance reimbursement for previously unreimbursed litigation costs.

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

To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding as of September 30, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “ARBA.” The price range per share in the table below reflects the highest and lowest sale prices for our stock as reported by the Nasdaq Global Market for each quarter during the last two fiscal years. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. As of October 31, 2009, there were approximately 952 stockholders of record.

	Price Range Per Share
Three Months Ended:	High	Low
September 30, 2009	$12.53	$8.27
June 30, 2009	$11.19	$8.15
March 31, 2009	$9.56	$6.43
December 31, 2008	$14.01	$6.00

September 30, 2008	$18.58	$11.88
June 30, 2008	$16.26	$8.37
March 31, 2008	$11.35	$8.26
December 31, 2007	$13.30	$10.35

Equity Compensation Plan Information

The following table sets forth as of September 30, 2009 certain information regarding our equity compensation plans.

	A		B		C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	461,375		$17.06		10,371,852	(1)
Equity compensation plans not approved by security holders (2)	122,280	(3)	$16.50	(3)	—

Total	583,655		$16.95		10,371,852

(1)	Includes 1.6 million shares available for future purchase under the Ariba, Inc. Employee Stock Purchase Plan. Securities available for future issuance under the Ariba, Inc. 1999 Equity Incentive Plan excluding unvested shares of restricted common stock as of September 30, 2009.
(2)	See Note 10 of Notes to Consolidated Financial Statements for a narrative description of these plans.
(3)	Represents shares of common stock issuable pursuant to awards outstanding under equity compensation plans assumed by us in connection with our fiscal year 2004 merger with FreeMarkets.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares, which did not exceed the statutory required withholding limits, during the quarter ended September 30, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1, 2009 – July 31, 2009	—	$—	—
August 1, 2009 – August 31, 2009	19,464	11.86	—
September 1, 2009 – September 30, 2009	—	—	—

Total	19,464	$11.86	—

Stock Performance Graphs and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Morgan Stanley Technology Index and the Standard and Poor’s 500 Index (the “S&P 500 Index”), for each of the last five fiscal years ended September 30, 2009, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends, if any. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The consolidated statements of operations data for each of the five fiscal years in the period ended September 30, 2009, and the consolidated balance sheet data as of the end of each such fiscal year, are derived from our consolidated financial statements. The operating results for any period should not be considered indicative of results for any future period.

	For the Years Ended September 30,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1):
Revenues:
Subscription and maintenance	$222,206	$187,150	$142,309	$130,057	$130,294
Services and other	116,766	140,910	159,358	165,959	192,749

Total revenues	338,972	328,060	301,667	296,016	323,043

Cost of revenues:
Subscription and maintenance (2)	47,907	40,088	32,709	27,039	27,628
Services and other (2)	75,465	94,189	114,615	131,551	128,798
Amortization of acquired technology and customer intangible assets	5,550	14,257	14,074	15,702	19,501

Total cost of revenues	128,922	148,534	161,398	174,292	175,927

Gross profit	210,050	179,526	140,269	121,724	147,116

Operating expenses:
Sales and marketing (2)	103,739	110,834	93,904	82,456	94,299
Research and development (2)	43,483	52,270	51,159	50,085	49,610
General and administrative (2)	43,289	48,919	39,780	32,850	34,725
Other income—Softbank	—	(566)	(13,564)	(13,585)	(9,490)
Insurance reimbursement	(7,527)	—	—	—	—
Amortization of other intangible assets	755	739	525	800	798
Restructuring and integration costs (benefit)	10,837	10,108	(4,194)	26,321	41,248
Impairment of goodwill (3)	—	—	—	—	247,830
Litigation provision	—	5,900	—	—	37,000

Total operating expenses	194,576	228,204	167,610	178,927	496,020

Income (loss) from operations	15,474	(48,678)	(27,341)	(57,203)	(348,904)
Interest and other (expense) income, net	(6,055)	8,359	14,301	10,935	5,863

Net income (loss) before income taxes and minority interests	9,419	(40,319)	(13,040)	(46,268)	(343,041)
Provision for income taxes	1,226	743	1,937	1,533	6,570
Minority interests in net income of consolidated subsidiaries	—	—	—	—	17

Net income (loss)	$8,193	$(41,062)	$(14,977)	$(47,801)	$(349,628)

Net income (loss) per share—basic and diluted	$0.10	$(0.53)	$(0.21)	$(0.73)	$(5.49)

Weighted average shares used in computing net income (loss) per share—basic	82,733	77,318	70,106	65,924	63,655

Weighted average shares used in computing net income (loss) per share—diluted	85,424	77,318	70,106	65,924	63,655

	September 30,
	2009	2008	2007	2006	2005
Consolidated Balance Sheets Data (1)
Cash and cash equivalents, restricted cash, short-term investments and long-term investments	$195,446	$136,970	$183,046	$170,616	$147,435
Working capital (deficit)	$1,031	$(41,172)	$35,880	$39,404	$17,989
Total assets	$668,171	$627,461	$583,586	$586,944	$594,239
Restructuring obligations, less current portion and deferred rent obligations	$45,637	$59,295	$74,734	$103,074	$90,540
Total stockholders’ equity	$434,051	$391,018	$351,144	$333,023	$336,242

(1)	The consolidated statements of operations data and the consolidated balance sheet data as of and for each of the fiscal years in the five-year period ended September 30, 2009 reflects the results of operations of Procuri subsequent to its acquisition on December 17, 2007.
(2)	In connection with the adoption of changes issued by the Financial Accounting Standards Board (“FASB”) to accounting for stock compensation, we reclassified stock-based compensation for the years ended September 30, 2005 of $19.6 million into cost of revenues, sales and marketing, research and development and general administrative to conform with the current year presentation. The following table reflects stock-based compensation expense, net of the effects of cancellations, by operating expense category (in thousands):

Year Ended September 30, 2005
Cost of revenues—subscription and maintenance	$865
Cost of revenues—services and other	3,665
Sales and marketing	8,986
Research and development	2,398
General and administrative	3,690

Total	$19,604

(3)	We recorded a $247.8 million impairment charge to reduce goodwill in the year ended September 30, 2005.

See Note 11 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net income (loss) per share. We have paid no cash dividends during the five-year period ended September 30, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, including, without limitation, our expectations regarding our outlook and future revenues. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” and in “Outlook for Fiscal Year 2010” in this section. We assume no obligation to update the forward-looking statements or our risk factors after the date of this document.

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

Due to the different treatment of our revenue streams under applicable accounting guidance, each type of revenue has a different impact on our consolidated financial statements. Subscription fees for hosted on-demand software solutions are generally fixed for a specific period of time, and revenue is recognized ratably over the term. Similarly, maintenance fees are generally fixed for a specific period of time, and revenue is customarily recognized ratably over the maintenance term. Most of our customers renew their maintenance contracts annually to continue receiving product updates and product support. Given the ratable revenue recognition and historically high renewal rates of our subscription and maintenance agreements, this revenue stream has generally been stable over time. Services revenues are driven by a contract, project or statement of work, in which the fees may be fixed for specific services to be provided over time or billed on a time and materials basis. Individual subscription software license sales can be significant (greater than $1.0 million) and sales cycles are often lengthy and difficult to predict.

These different revenue streams also carry different gross margins. Revenue from subscription and maintenance fees tends to be higher-margin revenue with gross margins typically around 75% to 80%. Subscription and maintenance fees are generally based on software products developed by us, which carry minimal marginal cost to reproduce and sell. Revenue from labor-intensive services and other fees tends to be lower-margin revenue, with gross margins typically in the 20% to 40% range. Our overall gross margins could fluctuate from period to period depending upon the mix of revenue. For example, a period with a higher mix of subscription revenue versus services revenue would drive overall gross margin higher and vice versa.

Overview of Fiscal Year 2009

Our revenues increased to $339.0 million in the year ended September 30, 2009 compared to $328.1 million in the year ended September 30, 2008. Subscription and maintenance revenues increased $35.1 million, or 19%, partially offset by a decrease in services and other revenues of $24.1 million, or 17%. Subscription revenues were $151.2 million in the year ended September 30, 2009, as compared to $112.3 million in the year ended September 30, 2008. This is primarily due to an increase in the organic demand for our subscription software products, including on-demand software solutions and fees paid for access to the Ariba Supplier Network, and the acquisition of Procuri in December 2007. Services and other revenues decreased primarily due to declines in implementation revenues and perpetual license revenues in the year ended September 30, 2009.

Operating expenses decreased to $194.6 million in the year ended September 30, 2009 compared to $228.2 million in the year ended September 30, 2008. The decrease in operating expenses was primarily attributable to a decrease in compensation and benefits expense due to a decrease in headcount associated with restructuring initiatives in fiscal year 2009, a decrease in stock-based compensation expense due to a decrease in restricted stock grants in the year ended September 30, 2009, a decline in legal expenses associated with patent infringement matters and an insurance reimbursement of $7.5 million in the year ended September 30, 2009. These amounts were partially offset by foreign currency transaction losses related to the strengthening of the U.S. dollar in the year ended September 30, 2009 and an increase in bonus expense primarily associated with financial results for the year ended September 30, 2009. Additionally, the Compensation Committee of our Board of Directors decided to eliminate bonuses for executives and reduce bonuses for certain key employees in the year ended September 30, 2008. In summation, our total net expenses, including cost of revenue and other items, decreased to $330.8 million compared to $369.1 million in the year ended September 30, 2008, which resulted in net income for the year ended September 30, 2009 of $8.2 million compared to a net loss of $41.1 million in the year ended September 30, 2008.

Outlook for Fiscal Year 2010

With the increase in our backlog and continued shift in demand toward subscription software sales, we expect continued growth in subscription revenue in fiscal year 2010 compared to fiscal year 2009 but at a lower growth rate than in 2009. We also expect total revenues to grow in fiscal year 2010 compared to fiscal year 2009 at a comparable growth rate as 2009 with growth in subscription revenue being partially offset by modest declines in maintenance and services and other revenues.

We plan to continue to carefully monitor expenses in fiscal year 2010. We expect that total expenses, excluding expenses for amortization of intangibles, stock-based compensation and restructuring and integration, will grow, if at all, at a lower rate than revenues. Our expense outlook includes targeted investments in our business that are planned depending on economic conditions in fiscal year 2010. As a result of our revenue and expense outlooks, we anticipate continued improvement in our results from operations, before giving effect to these excluded expenses.

The current economic downturn may continue to adversely impact our business. Although we believe that our spend management solutions may be even more strategic to customers during adverse economic conditions, because they help companies reduce the costs of their goods and services, a weakening global economy, or decline in confidence in the economy, could, among other things, result in reduced revenues, impairment of financial and non-financial assets and reduced cash flows.

We believe that our success for fiscal year 2010 will depend largely on our ability to: (1) renew our subscription or time-based revenues, including on-demand software fees, maintenance fees, and fees for certain services; (2) sell bundled solution offerings that include both technology and expert services; and (3) capitalize on new revenue opportunities, such as fees for the Ariba Supplier Network and selling on-demand spend management solutions to smaller and mid-market customers.

In addition to the impact of global economic downturn, we believe that key risks to our revenues in fiscal year 2010 include: our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; our ability to generate organic growth; the market acceptance of spend management solutions as a standalone market category; the overall level of information technology spending; and potential further declines in average selling prices. We believe that key risks to our future operating profitability include: our ability to maintain or grow our revenues; our ability to maintain adequate utilization of our services organization; and our ability to find new tenants for abandoned space. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

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

	Year Ended September 30,
	Percentage Change Year Over Year		Percentage of Total Revenues
	2009/2008	2008/2007	2009	2008	2007
Revenues:
Subscription and maintenance	19%	32%	66%	57%	47%
Services and other	(17)	(12)	34	43	53

Total revenues	3	9	100	100	100

Cost of revenues:
Subscription and maintenance	20	23	14	12	11
Services and other	(20)	(18)	22	29	38
Amortization of acquired technology and customer intangible assets	(61)	1	2	4	5

Total cost of revenues	(13)	(8)	38	45	54

Gross profit	17	28	62	55	46

Operating expenses:
Sales and marketing	(6)	18	30	34	31
Research and development	(17)	2	13	16	17
General and administrative	(12)	23	13	15	13
Other income—Softbank	(100)	(96)	—	(0)	(5)
Insurance reimbursement	NM	NM	(2)	—	—
Amortization of other intangible assets	2	41	0	0	0
Restructuring and integration costs (benefit)	7	NM	3	3	(1)
Litigation provision	NM	NM	—	2	—

Total operating expenses	(15)	36	57	70	55

Income (loss) from operations	132	(78)	5	(15)	(9)
Interest and other (expense) income, net	(172)	(42)	(2)	2	5

Net income (loss) before income taxes	123	(209)	3	(13)	(4)
Provision for income taxes	65	(62)	1	0	1

Net income (loss)	120%	(174)%	2%	(13)%	(5)%

“NM” means not meaningful

Comparison of the Fiscal Years Ended September 30, 2009, 2008 and 2007

Revenues

Please refer to Note 1 of Notes to Consolidated Financial Statements and “Application of Critical Accounting Policies and Estimates” below for a description of our accounting policy related to revenue recognition.

Subscription and maintenance

Subscription and maintenance revenues for the year ended September 30, 2009 were $222.2 million, a 19% increase from subscription and maintenance revenues of $187.2 million for the year ended September 30, 2008. Subscription revenues consist mainly of fees for software access subscription and hosted software services. Subscription revenues for the year ended September 30, 2009 were $151.2 million compared to $112.3 million for the year ended September 30, 2008. The increase of $38.9 million, or 35%, was primarily due to an increase in the demand for our subscription software products, the continued growth of Ariba Supplier Network revenues and the acquisition of Procuri in December 2007. Maintenance revenues consist primarily of Ariba Buyer and Ariba Sourcing product maintenance fees. Maintenance revenues for the year ended September 30, 2009 were $71.0 million compared to $74.9 million for the year ended September 30, 2008. The slight decline in maintenance revenues was primarily due to a decline in perpetual license revenues. We anticipate that subscription revenues will increase in fiscal year 2010 compared to fiscal year 2009, partially offset by modest declines of maintenance revenues in fiscal year 2010.

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

Services and other

Services and other revenues were $116.8 million for the year ended September 30, 2009, a 17% decrease from services and other revenues of $140.9 million for the year ended September 30, 2008. The decrease of $24.1 million in services and other revenues was primarily attributable to declines in implementation revenues and perpetual license revenues in the year ended September 30, 2009. We anticipate that services and other revenues will decline slightly in fiscal year 2010 compared to fiscal year 2009.

Services and other revenues were $140.9 million for the year ended September 30, 2008, a 12% decrease from services and other revenues of $159.4 million for the year ended September 30, 2007. The decrease of $18.4 million in services and other revenues was primarily attributable to declines in managed services revenues and perpetual license revenues in the year ended September 30, 2008.

Cost of Revenues

Subscription and maintenance

Cost of subscription and maintenance revenues includes hosting services, technical support, training personnel, facilities, equipment costs and stock-based compensation costs. Cost of subscription and maintenance revenues for the year ended September 30, 2009 was $47.9 million, a 20% increase from cost of subscription and maintenance revenues of $40.1 million for the year ended September 30, 2008. This increase was primarily the result of an increase in hosted support costs associated with the overall 35% increase in subscription revenues in the year ended September 30, 2009. We anticipate that cost of subscription and maintenance expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2010 compared to the year ended September 30, 2009.

Cost of subscription and maintenance revenues for the year ended September 30, 2008 was $40.1 million, a 23% increase from cost of subscription and maintenance revenues of $32.7 million for the year ended September 30, 2007. This increase was primarily the result of an increase in hosted support costs associated with the overall 66% increase in subscription revenues in the year ended September 30, 2008.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock-based compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues was $75.5 million for the year ended September 30, 2009, a 20% decrease from cost of services and other revenues of $94.2 million for the year ended September 30, 2008. This decrease of $18.7 million was primarily due to the following: (1) decreased compensation and benefits expense, travel expense and overhead costs of $10.1 million, $3.3 million and $2.1 million, respectively, due to a slight decrease in average consulting headcount in the year ending September 30, 2009; (2) decreased third party software royalty costs of $2.1 million primarily due to the associated declines in perpetual license revenues in the year ended September 30, 2009; (3) decreased stock-based compensation of $2.0 million primarily due to a decrease in restricted stock grants in the year ending September 30, 2009; and (4) increased bonus expense of $1.8 million primarily associated with our financial results for the year ended September 30, 2009. Additionally, the Compensation Committee of our Board of Directors decided to eliminate bonuses for executives and reduce bonuses for certain key employees in the year ended September 30, 2008. We anticipate that cost of services and other revenues will remain relatively consistent as a percentage of services and other revenues in the year ending September 30, 2010 compared to the year ended September 30, 2009.

Cost of services and other revenues was $94.2 million for the year ended September 30, 2008, a 18% decrease from cost of services and other revenues of $114.6 million for the year ended September 30, 2007. This decrease of $20.4 million was primarily due to the following: (1) decreased compensation and benefits expense and travel expense of $9.2 million and $1.5 million, respectively, due to (i) a slight decrease in average headcount resulting from our re-allocation of services personnel to sales efforts in fiscal year 2008 in managing our transition to an on-demand model, and (ii) an increase in paid time off taken of $847,000, resulting in a decrease in compensation expense. The increase in paid time off taken is attributed to a change in the Company’s paid time off policy during the year ended September 30, 2008; (2) decreased temporary and contract labor costs of $4.2 million primarily due to cost-cutting efforts initiated in fiscal year 2008; (3) decreased overhead costs of $3.7 million associated with the slight decrease in average headcount; (4) decreased stock-based compensation of $1.4 million primarily due to a change in the terms of the employee stock purchase plan in August 2006 whereby the option component of the plan was eliminated (see Note 1 of Notes to Consolidated Financial Statements) and a decrease in stock-based compensation expense related to restricted stock grants.); and, (5) decreased bonus expense of $936,000 primarily associated with the slight decrease in headcount noted above and the decision of the Compensation Committee of our Board of Directors to eliminate bonuses for executives and reduce bonuses for certain key employees.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of assets associated with our fiscal year 2008 business combination with Procuri and our fiscal year 2004 business combinations with FreeMarkets. This expense amounted to $5.6 million, $14.3 million and $14.1 million for the years ended September 30, 2009, 2008 and 2007, respectively. The decrease in the year ended September 30, 2009 was primarily attributable to assets reaching the end of their estimated useful lives. We anticipate amortization of acquired technology and customer intangible assets will decrease in the year ended September 30, 2010 compared to the year ended September 30, 2009 due to decreases in costs resulting from our merger with FreeMarkets and our acquisition of Procuri as assets reach the end of their estimated useful lives.

Gross profit

Our gross profit as a percentage of revenues for the year ended September 30, 2009 was 62% compared to 55% for the year ended September 30, 2008. The increase in gross profit was primarily due to the continued shift in our revenue mix. Subscription and maintenance revenues contributed 66% of total revenues in the year ended September 30, 2009, as compared to 57% in the year ended September 30, 2008, while services and other revenues contributed 34% of total revenues in the year ended September 30, 2009, respectively as compared to 43% in the year ended September 30, 2008.

Our gross profit as a percentage of revenues for the year ended September 30, 2008 was 55% compared to 46% for the year ended September 30, 2007. The increase in gross profit was primarily due to the continued shift in our revenue mix, as the gross margin of software subscription and maintenance revenues is typically much higher than the gross margin of services revenues. Subscription and maintenance revenues contributed 57% of total revenues in the year ended September 30, 2008, as compared to 47% in the year ended September 30, 2007, while services and other revenues contributed 43% of total revenues in the year ended September 30, 2008, respectively as compared to 53% in the year ended September 30, 2007. The increase in gross profit as a percentage of revenues was also due to operational improvements in consulting services in the year ended September 30, 2008.

Operating Expenses

Sales and marketing

Sales and marketing expenses include costs associated with our sales and marketing personnel and product marketing personnel and consist primarily of compensation and benefits, commissions and bonuses, stock-based compensation costs, promotional and advertising expenses, travel and entertainment expenses related to these personnel and the provision for doubtful accounts. Sales and marketing expenses for the year ended September 30, 2009 were $103.7 million, a 6% decrease from sales and marketing expenses of $110.8 million for the year ended September 30, 2008. This decrease of $7.1 million was primarily due to the following: (1) decreased sales commission expense of $3.0 million in the year ending September 30, 2009; (2) decreased stock-based compensation of $2.4 million primarily due to a decrease in restricted stock grants in the year ending September 30, 2009; (3) decreased overhead costs, marketing expenses and travel expenses of $2.3 million, $1.6 million and $1.4 million, respectively, due to cost cutting efforts in the year ended September 30, 2009; (4) increased bonus expense of $3.5 million associated with our financial results for the year ended September 30, 2009 and the decision by the Compensation Committee of our Board of Directors to eliminate bonuses for executives and reduce bonuses for certain key employees within sales and marketing in the year ended September 30, 2008; and (5) increased provision for bad debt of $872,000 associated with a slight deterioration in the aging of accounts receivable in the year ended September 30, 2009. We anticipate that sales and marketing expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2010 compared to the year ended September 30, 2009.

Sales and marketing expenses for the year ended September 30, 2008 were $110.8 million, a 18% increase from sales and marketing expenses of $93.9 million for the year ended September 30, 2007. This increase of $16.9 million was primarily due to the following: (1) increased compensation and benefits expense and overhead costs of $5.4 million and $3.3 million, respectively, associated with a 17% increase in average sales and marketing headcount in supporting our transition to an on-demand model and the acquisition of Procuri in December 2007. Included within the increase in compensation and benefits expense noted above is an increase in paid time off taken of $860,000 in the year ended September 30, 2008, resulting in a decrease in compensation and benefits expense. The increase in paid time off taken is attributed to a change in paid time off policy during the year ended September 30, 2008; (2) increased stock-based compensation expense of $5.8 million primarily due to restricted stock grants in the year ended September 30, 2008; (3) increased sales commission expense of $1.6 million primarily associated with the increase in revenues noted above; and (4) increased provision for bad debt of $773,000 associated with a slight deterioration in the aging of accounts receivable in the year ended September 30, 2008. The above amounts were partially offset by decreased bonus expense of $1.2 million associated with the decision of the Compensation Committee of the Board of Directors of the Company to eliminate bonuses for executives and reduce bonuses for certain key employees within sales and marketing.

Research and development

Research and development expenses include costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily include compensation and benefits, stock-based compensation costs, consulting costs and the cost of software development tools and equipment. Research and development expenses for the year ended September 30, 2009 were $43.5 million, a 17% decrease from research and development expenses of $52.3 million for the year ended September 30, 2008. The decrease of $8.8 million was primarily due to the following: (1) decreased compensation and benefits of $5.9 million due to a decrease in average research and development headcount and a shift of engineering roles to lower cost countries in the fourth quarter of fiscal year 2008; (2) decreased overhead expense of $1.9 million due to cost reduction efforts; (3) decreased stock-based compensation expense of $1.4 primarily due to a decrease in restricted stock grants in the year ended September 30, 2009; and, (4) increased bonus expense of $1.3 million associated with our financial results for the year ended September 30, 2009. Additionally, the Compensation Committee of our Board of Directors decided to eliminate bonuses for executives and reduce bonuses for certain key employees in the year ended September 30, 2008. We anticipate that research and development expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2010 compared to the year ended September 30, 2009.

Research and development expenses for the year ended September 30, 2008 were $52.3 million, a 2% increase from research and development expenses of $51.2 million for the year ended September 30, 2007. The increase of $1.1 million was primarily attributable to increased stock-based compensation expense of $1.0 million primarily due to an increase in restricted stock grants in the year ended September 30, 2008

General and administrative

General and administrative expenses include costs for executive, finance, human resources, information technology, legal and administrative support functions, and primarily include compensation and benefits, stock-based compensation costs and professional services costs. General and administrative expenses for the year ended September 30, 2009 were $43.3 million, a 12% decrease from general and administrative expenses of $48.9 million for the year ended September 30, 2008. This decrease of $5.6 million was primarily due to the following: (1) decreased legal expenses of $8.7 million primarily associated with a reduction of expenditures for patent infringement matters; (2) decreased compensation and benefits and overhead costs of $1.5 million and $1.3 million, respectively due to a slight decrease in average general and administrative headcount in the year ending September 30, 2009; (3) decreased stock-based compensation expense of $1.2 million primarily due to a decrease in restricted stock grants in the year ended September 30, 2009; (4) impairment of $4.3 million of previously capitalized costs related to an ERP system for finance and human resources; and (5) increased bonus expense of $2.5 million based on our financial results in the year ended September 30, 2009. Additionally, the Compensation Committee of our Board of Directors decided to eliminate bonuses for executives and reduce bonuses for certain key employees within general and administrative during fiscal year 2008. We anticipate that general and administrative expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2010 compared to the year ended September 30, 2009.

General and administrative expenses for the year ended September 30, 2008 were $48.9 million, a 23% increase from general and administrative expenses of $39.8 million for the year ended September 30, 2007. This increase of $9.1 million was primarily due to the following: (1) increased legal expenses of $3.8 million primarily associated with patent infringement matters; (2) increased stock-based compensation expense of $3.0 million primarily due to restricted stock grants in the year ended September 30, 2008; and (3) increased compensation and benefits and overhead costs of $2.4 million and $980,000, respectively, due to a slight increase in average headcount related to the support of our on-demand solutions in fiscal year 2008 and the acquisition of Procuri in December 2007. These amounts were partially offset by a benefit of $772,000 related to property taxes on occupied space based on a revised property tax assessment and notice of refund received from the County of Santa Clara in California in June 2008 related to fiscal years 2003 through 2006 and by a decrease in bonus expense of $512,000 associated with the decision of the Compensation Committee of our Board of Directors to eliminate bonuses for executives and reduce bonuses for certain key employees within general and administrative.

Other income—Softbank

During the years ended September 30, 2008 and 2007, we recorded $566,000 and $13.6 million, respectively, of income from the settlement with Softbank entered into in October 2004. The $37.0 million of deferred income recorded upon the settlement with Softbank was recognized into income, starting in January 2005, over the remaining term of the three-year license that ended in October 2007. For further discussion, see Note 13 of Notes to Consolidated Financial Statements.

Insurance reimbursement

During the year ended September 30, 2009, we recorded $7.5 million of income related to an insurance reimbursement for previously unreimbursed litigation costs. See “Litigation—General” in Note 8 of Notes to Consolidated Financial Statements.

Amortization of other intangible assets

Amortization of other intangible assets was $755,000, $739,000 and $525,000 in the years ended September 30, 2009, 2008 and 2007, respectively. These amounts consisted of the amortization of trade name/trademark and non-competition agreement resulting from our merger with FreeMarkets and our acquisition of Procuri. We anticipate amortization of other intangible assets will decrease in the year ended September 30, 2010 compared to the year ended September 30, 2009 as assets reach the end of their estimated useful lives.

Restructuring and integration costs

We recorded a restructuring charge of $10.8 million in the year ended September 30, 2009. During the year, we revised our estimates for sublease commencement dates and sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market, resulting in a charge of $6.8 million. The remaining charge of $3.9 million is related to severance benefit costs in connection with workforce reductions in the current economic environment to better align our expenses with our revenues.

For the year ended September 30, 2008, we recorded a charge to operations of $10.1 million. During the year, we evaluated our office space in Sunnyvale, California, and ceased use of approximately 54,000 square feet of space in our corporate headquarters and recorded lease abandonment costs of $7.1 million and leasehold impairments of $1.5 million. We also recorded a charge during the year related to severance benefit costs of approximately $2.7 million in connection with our acquisition of Procuri and to better align our expenses with our revenues and to enable our investment in certain growth initiatives. These amounts were partially offset by a benefit to operations of $549,000 primarily related to an agreement to sublease approximately 44,000 square feet of space at our Sunnyvale, California headquarters through January 2013. The remaining benefit in the year ended September 30, 2008 was for property taxes of approximately $557,000 related to abandoned facilities in California based on a revised property tax assessment and notice of refund received in June 2008 related to fiscal years 2003 through 2006.

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

Interest and other (expense) income, net

Interest and other (expense) income, net for the year ended September 30, 2009 was expense of $6.1 million, a decrease of $14.4 million from income of $8.4 million for the year ended September 30, 2008. The decrease was primarily attributable to an increase in realized and unrealized foreign currency transaction losses of $9.7 million on accounts receivable billed from Ariba in foreign currencies to customers headquartered in foreign countries and realized losses on foreign denominated cash balances maintained in the United States, primarily due to the U.S. dollar strengthening against the Euro, the British Pound, the Australian dollar and the Canadian dollar in the year ended September 30, 2009. The decrease was also attributable to a decrease in interest income of $3.4 million due to a decline in the rate of return on investments and an other-than-temporary impairment of $1.4 million related to a long-term investment in the year ended September 30, 2009.

Interest and other (expense) income, net for the year ended September 30, 2008 was income of $8.4 million, a decrease of $5.9 million from income of $14.3 million for the year ended September 30, 2007. The decrease was primarily attributable to the following: (1) a decrease in interest income of $4.1 million due to an overall decrease in the rate of return on marketable investments and a decrease in average cash and marketable securities balances in fiscal year 2008; and (2) a net realized gain of $2.2 million associated with the repatriation of cash from Ariba Korea, Ltd. and the substantial liquidation of the entity in the year ended September 30, 2007.

Provision for income taxes

We recorded income tax provisions of $1.2 million, $743,000 and $1.9 million for the years ended September 30, 2009, 2008 and 2007, respectively. The increase in the year ended September 30, 2009 and the decrease in the year ended September 30, 2008 was primarily attributable to a recovery of foreign income taxes in the year ended September 30, 2008 related to taxes paid in the year ended September 30, 2007.

As of September 30, 2009, we had net operating loss carryforwards for federal, state and foreign tax purposes of approximately $1.5 billion, $788.0 million and $4.9 million, respectively, before consideration of any annual limitations as described below. The federal, state and foreign net operating loss carryforwards expire in various years from fiscal year 2010 through fiscal year 2029, from fiscal year 2010 through fiscal year 2029 and from fiscal year 2010 through fiscal year 2014, respectively. Utilization of our net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations imposed by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of our federal and state net operating loss and tax credit carryforwards before utilization.

As of September 30, 2009, we had research credit carryforwards for federal and state tax purposes of approximately $39.0 million and $25.0 million, respectively. If not utilized, the federal research credit carryforwards will expire in various years from fiscal year 2010 through fiscal year 2024. The state research credit carryforwards will continue indefinitely, except for approximately $44,000, which will expire in fiscal year 2019. We also had manufacturer’s credit carryforwards as of September 30, 2009 for state tax purposes of approximately $1.1 million, which will expire in various years from fiscal year 2010 through fiscal year 2012.

Our net operating loss and tax credit carryforwards include net operating loss and research credit carryforwards of approximately $270.2 million and $4.9 million, respectively, generated by FreeMarkets, which are subject to annual limitations which could reduce or defer the utilization of those losses and credits.

Liquidity and Capital Resources

As of September 30, 2009, we had $166.2 million in cash, cash equivalents and investments and $29.2 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $195.4 million. Our working capital on September 30, 2009 was $1.0 million. As of September 30, 2008, we had $107.4 million in cash, cash equivalents and investments and $29.6 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $137.0 million. Our working deficit on September 30, 2008 was $41.2 million. All significant cash, cash equivalents and investments are held in accounts in the United States.

We hold a variety of interest-bearing ARS that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The continuing uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

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

Currently, we have no intent to sell these ARS investments prior to recovery nor are aware of any factors that would make such a sale of the ARS investments more likely than not. As of September 30, 2009 and 2008, we classified the entire ARS investment balance as long-term investments on our consolidated balance sheet because of our inability to determine when our investments in ARS would settle.

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

We have used a discounted cash flow model (“DCF”) to determine the estimated fair value of our investment in ARS as of September 30, 2009. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $18.3 million of student loan securities and $4.9 million of commercial paper and credit derivative products was adjusted by 200 basis points (“bps”) for the student loan securities and between 350 bps and 650 bps for the commercial paper and credit derivative products, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on this assessment of fair value, we determined there was a decline in the fair value of its ARS investments of $5.5 million, of which $4.1 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, we recorded an other-than-temporary impairment of $1.4 million in the year ended September 30, 2009. As a result of adopting changes issued by the Financial Accounting Standards Board (“FASB”) to fair value accounting and the recognition and presentation of other-than-temporary impairments, we evaluated the previously recorded other-than-temporary impairment loss of $1.4 million. Based upon the analysis completed, we determined that the other-than-temporary loss of $1.4 million was principally related to the credit loss on the investment.

We review our impairments in accordance with the changes issued by the FASB to fair value accounting and the recognition and presentation of other-than-temporary impairments, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for the recovery in market value. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, we may, in the future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $4.1 million currently accounted for as a temporary decline or may be greater than the $1.4 million other-than-temporary impairment recorded in the year ended September 30, 2009.

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

The increase in total cash, cash equivalents, investments and restricted cash of $58.4 million and the increase in working capital of $42.2 million in the year ended September 30, 2009 was primarily attributable to a $7.5 million insurance reimbursement, an increase in cash collections from our customers in the year ended September 30, 2009 based on the 3 percent increase in revenues in the current year, and restructuring and cost cutting initiatives in the year ended September 30, 2009.

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

Net cash provided by operating activities was $66.0 million for the year ended September 30, 2009, compared to net cash provided by operating activities of $21.6 million for the year ended September 30, 2008. Cash flows provided by operating activities increased $44.4 million primarily due to an improvement in net income (loss) excluding non-cash charges, a $7.5 million insurance reimbursement in the year ended September 30, 2009, a net cash payment of $5.9 million related to a litigation settlement associated with a patent infringement matter in the year ended September 30, 2008, an increase in cash collections from our customers in the year ended September 30, 2009 and a decrease in cash payments related to legal expenses of approximately $5.7 million. These amounts were partially offset by an increase in prepaid expense due to timing of payments.

Net cash provided by operating activities was $21.6 million for the year ended September 30, 2008, compared to net cash provided by operating activities of $16.6 million for the year ended September 30, 2007. Cash flows provided by operating activities increased $5.0 million primarily due an increase in cash flows from operating activities associated with the management of our accounts payable which resulted in a decrease of $6.9 million in prepaid expenses and an increase from improved results of operations, excluding non-cash charges, partially offset by an increase of $4.6 million in cash payments for restructuring obligations, primarily associated with severance benefit costs in connection with our acquisition of Procuri.

The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments. Net cash used in investing activities was $23.0 million for the year ended September 30, 2009, compared to net cash provided by investing activities of $5.9 million for the year ended September 30, 2008. The decrease of $28.9 million was primarily attributable to a decrease in sales of investments, net of purchases of $85.0 million primarily due to cash management activities. This is partially offset by $55.6 million of cash paid as a result of our acquisition of Procuri in the year ended September 30, 2008. Capital expenditures were relatively consistent in the years ended September 30, 2009 and 2008.

Net cash provided by investing activities was $5.9 million for the year ended September 30, 2008, compared to net cash used in investing activities of $11.0 million for the year ended September 30, 2007. The increase of $16.9 million was primarily attributable to an increase in sales of investments, net of purchases of $73.6 million. This was partially offset by cash paid of $55.6 million as a result of our acquisition of Procuri in the fiscal year ended September 30, 2008. Capital expenditures were relatively consistent in the years ended September 30, 2008 and 2007.

The changes in cash flows from financing activities primarily relate to the repurchase of common stock shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees and the proceeds from the issuance of common stock is attributed to the employee stock purchase plan and stock option exercises. Net cash provided by financing activities was $1.5 million for the year ended September 30, 2009, compared to net cash used in financing activities of $809,000 for the year ended September 30, 2008. The increase in the year ended September 30, 2009 was primarily related to a decrease in the repurchase of common stock shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations.

Net cash used in financing activities was $809,000 for the year ended September 30, 2008, compared to net cash provided by financing activities of $3.0 million for the year ended September 30, 2007. The decrease in the year ended September 30, 2008 was primarily relate to an increase in the repurchase of common stock shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations.

As of September 30, 2009, we did not have any material commitments for capital expenditures.

Contractual obligations

Our primary contractual obligations are under our operating leases and letters of credit, which are discussed below.

In March 2000, we entered into a facility lease agreement for 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for our headquarters. The operating lease term commenced in 2001 and ends in January 2013. We occupy 150,000 square feet in this facility, and currently sublease over two buildings totaling 396,000 square feet to third parties. These subleases expire in January 2013. The remaining 170,000 square feet is available for sublease. Minimum monthly lease payments are $3.3 million and escalate annually, with the total future minimum lease payments amounting to $145.4 million over the remaining lease term. As part of this lease agreement, we are required to issue standby letters of credit backed by cash equivalents, totaling $28.8 million as of September 30, 2009, as a form of security through fiscal year 2013. Also, we are required by other lease agreements to hold an additional $401,000 of standby letters of credit, which are cash collateralized. These instruments are issued by our banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $29.2 million is classified as restricted cash on our consolidated balance sheet as of September 30, 2009.

We also occupy 91,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. This location consists principally of our services organization and administrative activities.

We occupy approximately 26,000 square feet of office space in Atlanta, Georgia under a lease that expires in June, 2013. Our operations at this location consist principally of our sales and support activities.

Future minimum lease payments and sublease income under noncancelable operating leases for the next five years and thereafter are as follows as of September 30, 2009 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income	Net Obligations
2010	$48,209	$(12,389)	$35,820
2011	48,456	(13,078)	35,378
2012	50,362	(13,775)	36,587
2013	19,681	(4,489)	15,192
2014	3,198	—	3,198
Thereafter	7,484	—	7,484

Total	$177,390	$(43,731)	$133,659

The above table represents our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the specific timing and actual amounts of payments.

Of the total operating lease commitments as of September 30, 2009 noted above, $59.8 million is for occupied properties and $117.6 million is for abandoned properties, which are a component of the restructuring obligation.

Other than the lease commitments and letters of credit discussed above, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of September 30, 2009.

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

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include revenue recognition policies, the assessment of recoverability of goodwill and other intangible assets, restructuring obligations related to abandoned operating leases, the fair value of certain investments and contingencies related to the collectability of accounts receivable. These policies and our practices related to these policies are described below and in Note 1 of Notes to Consolidated Financial Statements.

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

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and collectability is probable. If fees are not “fixed or determinable,” revenue is recognized when fees are due and payable. If collectability is not considered probable at the inception of the arrangement, we do not recognize revenue until the fee is collected.

We allocate revenue to each element in a multiple element arrangement based on its respective fair value. Our determination of the fair value of each element in a multiple element arrangement is based on vendor-specific objective evidence (“VSOE”) of fair value, which is limited to the price when sold separately.

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

Deferred revenue includes amounts received from customers for which revenue has not been recognized, and generally results from deferred subscription, maintenance and support, hosting, consulting or training services not yet rendered and license revenue deferred until all requirements are met. Deferred revenue is recognized as revenue upon delivery of the product, as services are rendered, or as other requirements are satisfied. Deferred revenue excludes contract amounts for which payment has yet to be collected. Likewise, accounts receivable excludes amounts due from customers for which revenue has been deferred.

Recoverability of goodwill

We test goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines in the past. We performed the annual assessment in the fourth quarter of fiscal years 2009, 2008 and 2007 and no indication of goodwill impairment was noted. The balance of goodwill is $406.5 million as of September 30, 2009, and there can be no assurances that future goodwill impairments will not occur.

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

Lease abandonment costs

We initially recorded a significant restructuring charge in the third quarter of fiscal year 2001 upon abandoning certain operating leases as part of a program to restructure our operations and related facilities. In the years ended September 30, 2006, 2005, 2004, 2003 and 2002, we revised our original estimates and expectations for our corporate headquarters and field offices disposition efforts as a result of changed estimates of sublease rental projections.

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

We recorded a restructuring charge of $10.8 million in the year ended September 30, 2009. During the year, we revised our estimates for sublease commencement dates and sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market, resulting in a charge of $6.8 million. We also recorded a charge in the year ended September 30, 2009 related to severance benefit costs of $3.9 million in connection with workforce reductions in the current economic environment to better align our expenses and our revenues.

Lease abandonment costs for the abandoned facilities were estimated to include remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable subleasees and sublease rates using market trend information analyses provided by a commercial real estate brokerage firm retained by us. We review these estimates each quarterly reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. See Note 8 of Notes to Consolidated Financial Statements.

Our lease abandonment accrual is net of $54.6 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $43.7 million as of September 30, 2009 and the remainder of anticipated sublease income represents management’s estimate of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at September 30, 2009, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on our operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on our Sunnyvale, California headquarters by approximately $1.2 million as of September 30, 2009.

Fair value of Auction Rate Securities

We hold a variety of interest-bearing ARS that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. As of September 30, 2009, we held $18.3 million in par value of student loan securities that failed to settle in auctions commencing February 2008 and $4.9 million in par value of commercial paper and credit derivative products that failed to settle in auctions commencing August 2007. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until such time as either a future auction of these investments is successful or a buyer is found outside of the auction process. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

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

Currently, we have no intent to sell these ARS investments prior to recovery nor are aware of any factors that would make such a sale of the ARS investments more likely than not. As of September 30, 2009, we have classified the entire ARS investment balance as long-term investments on its consolidated balance sheet because of its current inability to predict that these investments will be available for settlement within the next twelve months. We have also modified its current investment strategy and increased its investments in more liquid money market instruments.

Historically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While we continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value.

We have used a discounted cash flow (“DCF”) model to determine the estimated fair value of its investment in ARS as of September 30, 2009. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $18.3 million of student loan securities and $4.9 million of commercial paper and credit derivative products was adjusted by 200 basis points (“bps”) for the student loan securities and between 350 bps and 650 bps for the commercial paper and credit derivative products, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on this assessment of fair value, we determined there was a decline in the fair value of its ARS investments of $5.5 million, of which $4.1 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, we recorded an other-than-temporary impairment of $1.4 million in the year ended September 30, 2009. As a result of adopting changes issued by the FASB to fair value accounting and the recognition and presentation of other-than-temporary impairments that were effective for the third quarter of fiscal year 2009, we evaluated the recorded other-than-temporary impairment loss of $1.4 million. Based upon the analysis completed, we determined that the other-than-temporary loss of $1.4 million was principally related to the credit loss on the investment. Additionally, we evaluated the factors related to other than credit loss, which were determined to be immaterial to the condensed consolidated financial statements.

We review our impairments in accordance with the changes issued by the FASB to fair value accounting and the recognition and presentation of other-than-temporary impairments, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net loss for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain its investment for a period of time sufficient to allow for the recovery in market value to par. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, we may, in the near future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $4.1 million currently accounted for as a temporary decline or may be greater than the $1.4 million other-than-temporary impairment recorded in the year ended September 30, 2009.

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

Foreign Currency Risk

We develop products primarily in the United States and India and market our products primarily in the United States, Europe and Asia. As a result, our financial results have been and could in the future be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If any of the events described above were to continue to occur, our net sales could be seriously impacted, since a large portion of our net sales are derived from international operations. For the years ended September 30, 2009, 2008 and 2007, approximately 30%, 31% and 29%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of September 30, 2009 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain (Loss) in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	7,000	$9,748	$(271)
Singapore Dollar	Sell	8,000	5,511	(167)
Chinese Renminbi	Sell	35,000	5,123	(11)
Japanese Yen	Buy	250,000	2,790	(8)
Swiss Franc	Buy	1,200	1,106	53
Czech Koruna	Buy	16,500	961	5
Brazilian Real	Sell	1,000	527	(28)

Total			$25,766	$(427)

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of September 30, 2009.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains or losses of approximately $2.6 million. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures. We do not expect material exchange rate gains and losses from other foreign currency exposures.

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

	Year Ending September 30, 2010	Year Ending September 30, 2011	Year Ending September 30, 2012	Year Ending September 30, 2013	Year Ending September 30, 2014	Thereafter	Total
Cash equivalents	$114,638	$—	$—	$—	$—	$—	$114,638
Average interest rate	0.31%	—	—	—	—	—	0.31%
Investments	$12,169	$5,479	$—	$—	$—	$17,676	$35,324
Average interest rate	2.71%	1.43%	—	—	—	1.21%	1.76%
Restricted cash	$—	$104	$—	$29,137	$—	$—	$29,241
Average interest rate	—	0.52%	—	0.52%	—	—	0.52%

Total investment securities	$126,807	$5,583	$—	$29,137	$—	$17,676	$179,203

The table above does not include uninvested cash of $16.2 million held as of September 30, 2009. Total cash, cash equivalents, investments and restricted cash as of September 30, 2009 was $195.4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and the related notes thereto, of the Company and the Reports of Independent Registered Public Accounting Firms are filed as a part of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Ariba, Inc.

We have audited the accompanying consolidated balance sheets of Ariba, Inc. and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ariba, Inc. and subsidiaries at September 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ariba, Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

November 25, 2009

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$130,881	$86,804
Short-term investments	12,169	—
Accounts receivable, net of allowance for doubtful accounts of $2,691 and $1,938 as of September 30, 2009 and 2008, respectively	19,660	28,968
Prepaid expenses and other current assets	11,235	7,859

Total current assets	173,945	123,631
Property and equipment, net	14,418	19,773
Long-term investments	23,155	20,525
Restricted cash	29,241	29,641
Goodwill	406,507	406,507
Other intangible assets, net	17,660	23,965
Other assets	3,245	3,419

Total assets	$668,171	$627,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,758	$12,202
Accrued compensation and related liabilities	29,010	21,480
Accrued liabilities	17,010	15,677
Restructuring obligations	17,964	19,925
Deferred revenue	101,172	95,519

Total current liabilities	172,914	164,803
Deferred rent obligations	14,539	18,174
Restructuring obligations, less current portion	31,098	41,121
Deferred revenue, less current portion	9,288	6,396
Other liabilities	6,281	5,949

Total liabilities	234,120	236,443

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $.002 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.002 par value; 1,500,000 shares authorized; 89,628 and 86,928 shares issued and outstanding as of September 30, 2009 and 2008, respectively	179	174
Additional paid-in capital	5,189,566	5,154,137
Accumulated other comprehensive loss	(3,688)	(3,094)
Accumulated deficit	(4,752,006)	(4,760,199)

Total stockholders’ equity	434,051	391,018

Total liabilities and stockholders’ equity	$668,171	$627,461

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Year Ended September 30,
	2009	2008	2007
Revenues:
Subscription and maintenance	$222,206	$187,150	$142,309
Services and other	116,766	140,910	159,358

Total revenues	338,972	328,060	301,667

Cost of revenues:
Subscription and maintenance	47,907	40,088	32,709
Services and other	75,465	94,189	114,615
Amortization of acquired technology and customer intangible assets	5,550	14,257	14,074

Total cost of revenues	128,922	148,534	161,398

Gross profit	210,050	179,526	140,269

Operating expenses:
Sales and marketing	103,739	110,834	93,904
Research and development	43,483	52,270	51,159
General and administrative	43,289	48,919	39,780
Other income—Softbank	—	(566)	(13,564)
Insurance reimbursement	(7,527)	—	—
Amortization of other intangible assets	755	739	525
Restructuring and integration costs (benefit)	10,837	10,108	(4,194)
Litigation provision	—	5,900	—

Total operating expenses	194,576	228,204	167,610

Income (loss) from operations	15,474	(48,678)	(27,341)
Interest and other (expense) income, net	(6,055)	8,359	14,301

Net income (loss) before income taxes	9,419	(40,319)	(13,040)
Provision for income taxes	1,226	743	1,937

Net income (loss)	$8,193	$(41,062)	$(14,977)

Net income (loss) per share—basic and diluted	$0.10	$(0.53)	$(0.21)

Weighted average shares used in computing net income (loss) per share—basic	82,733	77,318	70,106

Weighted average shares used in computing net income (loss) per share—diluted	85,424	77,318	70,106

Comprehensive income (loss):
Net income (loss)	$8,193	$(41,062)	$(14,977)

Unrealized loss on investments, net	(609)	(3,005)	(510)
Foreign currency translation adjustment	15	(1,201)	772

Other comprehensive (loss) income	(594)	(4,206)	262

Comprehensive income (loss)	$7,599	$(45,268)	$(14,715)

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at October 1, 2006	75,410,640	$151	$5,032,538	$3,475	$(4,703,141)	$333,023
Exercise of stock options	506,201	1	2,772	—	—	2,773
Issuance of common stock	925,788	2	3,795	—	—	3,797
Issuance of restricted stock, net of cancellations	2,169,357	4	(4)	—	—	—
Exchange and retirement of employee-owned mature stock for taxes	(383,977)	(1)	(3,557)	—	—	(3,558)
Amortization of stock-based compensation	—	—	32,449	—	—	32,449
Unrealized investment loss, net	—	—	—	(510)	—	(510)
Foreign currency translation adjustment	—	—	—	772	—	772
Realized gain on translation adjustments	—	—	—	(2,625)	—	(2,625)
Net loss	—	—	—	—	(14,977)	(14,977)

Balances at September 30, 2007	78,628,009	157	5,067,993	1,112	(4,718,118)	351,144
FIN 48 adjustment	—	—	—	—	(1,019)	(1,019)
Exercise of stock options	385,011	1	2,271	—	—	2,272
Issuance of common stock	626,336	1	4,121	—	—	4,122
Issuance of common stock related to the Procuri acquisition	4,060,164	8	46,103	—	—	46,111
Issuance of restricted stock, net of cancellations	3,779,206	8	(8)	—	—	—
Exchange and retirement of employee-owned mature stock for taxes	(551,046)	(1)	(7,202)	—	—	(7,203)
Amortization of stock-based compensation	—	—	40,859	—	—	40,859
Unrealized investment loss, net	—	—	—	(3,005)	—	(3,005)
Foreign currency translation adjustment	—	—	—	(1,201)	—	(1,201)
Net loss	—	—	—	—	(41,062)	(41,062)

Balances at September 30, 2008	86,927,680	174	5,154,137	(3,094)	(4,760,199)	391,018
Exercise of stock options	172,396	—	925	—	—	925
Issuance of common stock	773,770	2	3,187	—	—	3,189
Issuance of restricted stock, net of cancellations	2,063,525	4	(4)	—	—	—
Exchange and retirement of employee-owned mature stock for taxes	(309,094)	(1)	(2,620)	—	—	(2,621)
Amortization of stock-based compensation	—	—	33,941	—	—	33,941
Realized investment loss, net	—	—	—	1,414	—	1,414
Unrealized investment loss, net	—	—	—	(2,023)	—	(2,023)
Foreign currency translation adjustment	—	—	—	15	—	15
Net income	—	—	—	—	8,193	8,193

Balances at September 30, 2009	89,628,277	$179	$5,189,566	$(3,688)	$(4,752,006)	$434,051

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2009	2008	2007
Operating activities:
Net income (loss)	$8,193	$(41,062)	$(14,977)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provisions for (recovery of) doubtful accounts	1,378	506	(267)
Depreciation and amortization	13,966	22,899	21,609
Stock-based compensation	33,941	40,859	32,449
Restructuring	10,837	10,108	(4,194)
Other-than-temporary impairment of long-term investments	1,414	—	—
Impairment of property and equipment	4,277	—	—
Realized gains—currency translation adjustment	—	—	(2,625)
Changes in operating assets and liabilities:
Accounts receivable	7,930	3,609	2,801
Prepaid expenses and other assets	(3,094)	5,948	(945)
Accounts payable	(4,485)	1,225	1,019
Accrued compensation and related liabilities	7,486	(3,687)	(502)
Accrued liabilities	(1,910)	(7,914)	(3,554)
Deferred revenue	8,857	13,258	18,351
Deferred income—Softbank	—	(566)	(13,564)
Restructuring obligations	(22,821)	(23,592)	(19,028)

Net cash provided by operating activities	65,969	21,591	16,573

Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(55,638)	—
Purchases of property and equipment	(6,583)	(7,657)	(7,410)
Proceeds from maturities and sales of investments	15,950	97,953	145,725
Purchases of investments	(32,772)	(29,768)	(151,181)
Allocation from restricted cash, net	400	1,022	1,830

Net cash (used in) provided by investing activities	(23,005)	5,912	(11,036)

Financing activities:
Proceeds from issuance of common stock	4,114	6,394	6,570
Repurchase of common stock	(2,621)	(7,203)	(3,558)

Net cash provided by (used in) financing activities	1,493	(809)	3,012

Effect of exchange rate changes on cash and cash equivalents	(380)	(1,201)	765
Net increase in cash and cash equivalents	44,077	25,493	9,314
Cash and cash equivalents at beginning of year	86,804	61,311	51,997

Cash and cash equivalents at end of year	$130,881	$86,804	$61,311

Supplemental disclosures of cash flow information:
Net cash paid for income taxes	$1,579	$1,816	$2,461

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates. The items that are significantly impacted by estimates include revenue recognition, the assessment of recoverability of goodwill and other intangible assets, restructuring obligations related to abandoned operating leases, the fair value of investments and collectability of accounts receivable.

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

Fair value

Effective October 1, 2008, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to fair value accounting. This guidance defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Examples of the assets carried at Level 1 fair value generally are equities listed in active markets and investments in publicly traded mutual funds with quoted market prices.

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the asset/liability’s anticipated life.

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of a security, whether the security is new and not yet established in the marketplace, and other characteristics particular to a transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. When observable prices are not available, the Company either uses implied pricing from similar instruments or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those it believes market participants would use in pricing the asset or liability at the measurement date. See Note 5 for fair value related to the Company’s cash equivalents, short-term investments, long-term investments and restricted cash.

Concentration of credit risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, short-term investments, long-term investments and trade accounts receivable. The Company maintains its cash, cash equivalents, short-term investments and long-term investments with high quality financial institutions and limits its investment in individual securities based on the type and credit quality of each such security. The Company’s customer base consists of both domestic and international businesses, and the Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses.

No customer accounted for more than 10% of total revenues for the years ended September 30, 2009, 2008 and 2007. No customer accounted for more than 10% of net accounts receivable as of September 30, 2009 and 2008.

Allowance for doubtful accounts

The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due, and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected. For the remaining customers, the Company recognizes allowances for doubtful accounts based on the length of time the aggregate receivables are outstanding, the current business environment and historical experience.

Derivative financial instruments and foreign currency management

The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the foreign subsidiaries’ financial statements are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translations of foreign subsidiary financial statements are reported in accumulated other comprehensive income. Gains or losses on foreign currency transactions are recognized as interest and other income (expense), net. The Company recognized losses of approximately $6.7 million for the year ended September 30, 2009. The Company recognized gains of approximately $2.9 million and $2.2 million for the years ended September 30, 2008 and 2007, respectively.

On January 1, 2009, the Company adopted changes issued by the FASB to accounting for derivatives and hedging. This updated guidance had no financial impact on the Company’s consolidated financial statements and only required additional financial statement disclosures. The Company has applied these changes on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

The Company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, the Company’s strategy is to have increases or decreases in foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. The Company’s foreign currency forward contracts generally settle within 90 days. The Company does not use these forward contracts for trading purposes. The Company does not designate these forward contracts as hedging instruments. Accordingly, the Company records the fair value of these contracts as of the end of the reporting period to the consolidated balance sheet with changes in fair value recorded in the consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is to prepaid expenses and other current assets for unrealized gains and to other current liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts is to interest and other income (expense), net, for both realized and unrealized gains and losses.

As of September 30, 2009, the notional amounts of the forward contracts held to sell and purchase U.S. dollars in exchange for other major international currencies were $4.9 million and $20.9 million, respectively, and the unrealized loss on these contracts was $427,000. The notional principal amounts for derivative instruments provided one measure of the transaction volume outstanding as of September 30, 2009, and do not represent the amount of the Company’s exposure to credit or market loss. The Company has determined that the gross exposure for both market and credit risk are deemed immaterial.

The fair value of the foreign currency forward contracts not designated as hedges in the condensed consolidated balance sheet were $58,000 included in prepaid expense and other current assets and $485,000 included in other current liabilities as of September 30, 2009. The effects of the foreign currency forward contracts not designated as hedges on net income was a loss of $881,000 for the year ended September 30, 2009 included in interest and other (expense) income, net on the consolidated statement of operations.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally two to five years based on asset classification, or the lease term, if applicable. Gains and losses on disposals are included in results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Costs for replacements and improvements are capitalized, while the costs of maintenance and repairs are charged against earnings as incurred.

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

Goodwill and other intangible assets

Purchased other intangible assets with finite lives are amortized over the estimated economic lives of the assets, generally ranging from one to five years, and reviewed for impairment. Goodwill and purchased other intangible assets determined to have indefinite useful lives are not amortized but are reviewed for impairment annually and more frequently if events and circumstances indicate the assets may be impaired and the carrying value may not be recoverable. The Company has no identifiable intangible assets with indefinite lives as of September 30, 2009.

Factors the Company considers that could trigger an impairment review of goodwill include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, and decreases in the Company’s market capitalization below the recorded amount of the Company’s net assets for a sustained period. The Company’s stock price is highly volatile and has experienced significant declines since January 2004. The Company performed the annual assessment in the fourth quarter of fiscal years 2009, 2008 and 2007 and no indication of impairment was noted. The balance of goodwill is $406.5 million as of September 30, 2009, and there can be no assurances that future goodwill impairments will not occur.

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

The Company licenses its products through its direct sales force and indirectly through resellers. Sales made through resellers are recognized at the time that the Company has received persuasive evidence of an end user customer and all other criteria are met as defined below. The license agreements for the Company’s products generally do not provide for a right of return, and historically product returns have not been significant. The Company does not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancel have expired. Direct sales force commissions are accounted for as sales and marketing expense at the time of sale, when the liability is incurred and is reasonably estimable.

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

The Company allocates revenue to each element in a multiple element arrangement based on its respective fair value. The Company’s determination of the fair value of each element in a multiple element arrangement is based on vendor-specific objective evidence (“VSOE”) of fair value, which is limited to the price when sold separately.

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

Deferred revenue includes amounts received from customers for which revenue has not been recognized, and generally results from deferred subscription, maintenance and support, hosting, consulting or training services not yet rendered and recognizable and license revenue deferred until all requirements are met. Deferred revenue is recognized as revenue upon delivery of the Company’s product, as services are rendered, or as other requirements are satisfied. Deferred revenue excludes contract amounts for which payment has yet to be collected. Likewise, accounts receivable excludes amounts due from customers for which revenue has been deferred.

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

The Company follows the guidance set forth by the FASB to accounting for the development of its on-demand application service. This guidance requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and to amortize such costs over the software’s estimated useful life. Due to the current economic downturn, restructuring actions taken in the year ended September 30, 2009 and a review of all discretionary spending and projects, the Company deferred its ERP system implementation for finance and human resources to an uncertain date. The Company evaluated the capitalized software costs of this project for impairment. In the year ended September 30, 2009, the Company recorded an impairment charge of $3.3 million related to capitalized software implementation costs and $1.0 million related to perpetual software license costs due to the deferral of the project to an uncertain date.

Advertising expense

Advertising costs are expensed as incurred and totaled $770,000, $606,000 and $743,000 during the years ended September 30, 2009, 2008 and 2007, respectively.

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

The Company amortizes the fair value of awards on an accelerated basis. The guidance requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs.

The Company did not grant stock options in the years ended September 30, 2009, 2008 and 2007. During the year ended September 30, 2007, the Company accelerated approximately 259,000 unvested stock options, which resulted in approximately $1.0 million of compensation cost. During the years ended September 30, 2009, 2008 and 2007, the Company recorded $545,000, $677,000 and $2.4 million, respectively, of stock-based compensation expense associated with employee and director stock options and employee stock purchase plan programs.

During the years ended September 30, 2009, 2008 and 2007, the Company granted 1.5 million, 2.7 million and 1.9 million shares, respectively, of restricted common stock to directors, executive officers and certain employees with a fair value of $14.6 million, $31.3 million and $17.5 million, respectively. These amounts are being amortized over the vesting period of the individual restricted common stock grants, which are one to three years.

During the year ended September 30, 2009, the Company also granted restricted common stock or restricted stock units to executive officers and certain key employees, whose vesting and the number of shares are contingent upon meeting a 2009 performance milestone related to subscription software revenues for the year ended September 30, 2009, a 2010 performance milestone established by the Compensation Committee of the Board of Directors in October 2009, as well as a service requirement. The number of shares that vest upon meeting the performance milestone for the year ended September 30, 2009 was up to 870,000 shares with a fair value of $7.5 million, based on the current fair value of the Company’s shares at the grant date. The number of shares awarded based upon attainment against the performance milestone was 848,250 shares, and compensation expense, of $7.3 million, is being recorded based upon the fair value calculated based on the closing price on the date of grant over the vesting period of one year.

During the year ended September 30, 2008, the Company also granted up to 2.1 million shares of restricted common stock or restricted stock units to executive officers and certain key employees with a fair value of $24.4 million, whose vesting and the number of shares were contingent upon meeting a performance milestone related to subscription software revenues for the year ended September 30, 2008 and upon subsequent service periods. The shares vest one-third upon the achievement of the performance milestone, one-third upon service on the first anniversary of achievement of the performance milestone and one-third upon service on the second anniversary of achievement of the performance milestone. The number of shares awarded based on attainment against the performance milestone was 2.1 million shares, and compensation expense was recorded based upon the fair value calculated based on the closing price on the date of grant over the vesting period of three years.

During the year ended September 30, 2007, the Company also granted 980,000 shares of restricted common stock to executive officers and certain key employees with a fair value of $7.5 million, whose vesting and the number of shares were contingent upon meeting a performance milestone related to subscription software revenues and a subsequent service period and was amortized over the performance and service period. The fair value of each restricted share granted was calculated based on the closing stock price on the date of grant.

During the years ended September 30, 2009, 2008 and 2007, the Company recorded $30.0 million, $37.4 million and $27.5 million, respectively, of stock-based compensation expense associated with restricted stock grants. As of September 30, 2009, there was $19.4 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan (the “401(k) Plan”) in the form of common stock with a value of $3.4 million, $2.7 million and $2.5 million in the years ended September 30, 2009, 2008 and 2007, respectively.

Total stock-based compensation of $33.9 million, $40.9 million and $32.4 million was recorded in the years ended September 30, 2009, 2008 and 2007, respectively, to various cost and operating expense categories as follows (in thousands):

	Year Ended September 30,
	2009	2008	2007
Cost of revenues—subscription and maintenance	$2,405	$2,262	$2,023
Cost of revenues—services and other	3,715	5,758	7,169
Sales and marketing	13,511	15,915	10,102
Research and development	4,825	6,226	5,199
General and administrative	9,485	10,698	7,956

Total	$33,941	$40,859	$32,449

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

On October 1, 2007, the Company adopted changes issued by the FASB to accounting for uncertainty in income taxes. The guidance contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, excluding restricted common stock subject to forfeiture. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares, including restricted common stock subject to forfeiture and potential common shares outstanding during the period if their effect is dilutive. Potential common shares are comprised of incremental common shares issuable upon the exercise of stock options and employee stock purchase plans shares.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources, including unrealized gains and losses on marketable securities and cash flow hedges and changes in the cumulative translation adjustment.

Recently Adopted Accounting Pronouncements

On October 1, 2008, the Company adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least and annual basis. The guidance gives the Company the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings.

On January 1, 2009, the Company adopted changes issued by the FASB to disclosures about derivative instruments and hedging activities. These changes require an enhanced disclosure about an entity’s derivative and hedging activities, including tabular disclosures of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. See Derivative Financial Instruments in Note 1—Description of Business and Summary of Significant Accounting Policies.

On April 1, 2009, the Company adopted changes issued by the FASB to fair value measurement and presentation. The guidance was intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured, and establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. See Auction Rate Securities in Note 5—Fair Value.

On April 1, 2009, the Company adopted changes issued by the FASB to disclosure of subsequent events. These changes require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (that is, whether that date represents the date the financial statements were issued or were available to be issued). For SEC registrants, this date will continue to be the date on which financial statements are filed with the SEC. The Company has evaluated subsequent events through November 25, 2009, which is the date of the Form 10-K filing.

On July 1, 2009, the Company adopted changes issued by the FASB to authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation for financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued changes to accounting for business combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. These changes are effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will adopt this standard on October 1, 2009. The adoption is not expected to have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued changes to accounting for noncontrolling interests in consolidated financial statements. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, these changes revise the accounting for both increases and decrease in a parent’s controlling ownership interest and are effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will adopt this standard on October 1, 2009. The adoption is not expected to have an impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued changes in determining the useful life of intangible assets. The standard changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. These changes are effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company will adopt this standard on October 1, 2009. The adoption is not expected to have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company will adopt this standard on October 1, 2011. The adoption is not expected to have an impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued changes to measuring liabilities at fair value. The standard changes provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. The Company will adopt these changes in the first quarter of fiscal year 2010. The Company is currently evaluating the impact of its pending adoption on the Company’s consolidated financial statements.

In September 2009, the FASB issued changes to accounting for multiple-deliverable revenue arrangements, and arrangements that include software elements. These changes require entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated among the various deliverables in a multi-element transaction using the relative selling price method. These changes remove tangible products from the scope of software revenue guidance and provide guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. These changes should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of its pending adoption on the Company’s consolidated financial statements.

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

Restructuring obligations include $2.1 million in employee severance costs, primarily consisting of research and development and corporate infrastructure personnel, and $795,000 in lease abandonment costs arising from the acquisition. See Note 8 for additional information on restructuring accruals.

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

Note 3—Balance Sheet Components

The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due, and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected. For the remaining customers, the Company recognizes allowances for doubtful accounts based on the length of time the aggregate receivables are outstanding, the current business environment and historical experience. The provision for doubtful accounts is included in sales and marketing expense in the Company’s consolidated statements of operations.

Changes in the allowance for doubtful accounts for the years ended September 30, 2009, 2008 and 2007 are as follows (in thousands):

Classification	Balance at Beginning of Period	Additions		Balance at End of Period
		Expense/ (Recovery)	Deductions/ Write- offs (a)
Year ended September 30, 2009
Allowance for doubtful accounts	$1,938	$1,378	$(625)	$2,691
Year ended September 30, 2008
Allowance for doubtful accounts	$1,973	$506	$(541)	$1,938
Year ended September 30, 2007
Allowance for doubtful accounts	$3,011	$(267)	$(771)	$1,973

(a)	Amounts written off as uncollectible or recovered by payment.

Property and equipment and their related useful lives consisted of the following as of September 30, 2009 and 2008 (in thousands):

	September 30,
	2009	2008
Computer equipment and software (2 to 3 years)	$37,277	$63,348
Office equipment (2 years)	2,242	6,685
Furniture and fixtures (5 years)	17,212	17,347
Leasehold improvements (lesser of lease term or economic life)	20,983	21,763

	77,714	109,143
Less accumulated depreciation and amortization	(63,296)	(89,370)

Total property and equipment, net	$14,418	$19,773

Depreciation and amortization expense of property and equipment totaled $7.7 million, $7.9 million and $7.0 million for the years ended September 30, 2009, 2008 and 2007, respectively. As discussed in Note 1, the Company recorded an impairment charge of $3.3 million related to capitalized software implementation costs and $1.0 million related to perpetual software license costs due to the deferral of the project to an uncertain date in the fiscal year ended September 30, 2009. In addition, the Company wrote-off assets with a cost basis of $33.7 million and a net book value of zero.

Accrued liabilities consisted of the following as of September 30, 2009 and 2008 (in thousands):

	September 30,
	2009	2008
Accrued taxes	$6,146	$6,258
Other accrued liabilities	10,864	9,419

Accrued liabilities	$17,010	$15,677

Note 4—Investments

The following is a summary of cash equivalents and available-for-sale securities as of September 30, 2009 and 2008 (in thousands):

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$86,811	$—	$—	$86,811
Certificates of deposit and other bank deposits	27,827	—	—	27,827
Non-U.S. government securities	16,617	—	—	16,617
U.S. government and agency securities	1,031	—	—	1,031
Auction rate securities	21,786	—	(4,110)	17,676

	$154,072	$—	$(4,110)	$149,962

Included in cash and cash equivalents	$114,638	$—	$—	$114,638
Included in short-term investments	12,169	—	—	12,169
Included in long-term investments	27,265	—	(4,110)	23,155

	$154,072	$—	$(4,110)	$149,962

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$70,890	$—	$—	$70,890
Corporate notes and bonds	24,040	—	(3,515)	20,525

	$94,930	$—	$(3,515)	$91,415

Included in cash and cash equivalents	$70,890	$—	$—	$70,890
Included in long-term investments	24,040	—	(3,515)	20,525

	$94,930	$—	$(3,515)	$91,415

The following is a summary of the Company’s available-for-sale securities based on contractual maturities (in thousands):

	September 30,
	2009	2008
Due in one year or less	$12,169	$—
Due after one year through two years	5,479	—
Due after two years through three years	—	—
Due after three years	17,676	20,525

	$35,324	$20,525

The long-term investments as of September 30, 2009 and 2008, respectively, due after three years are auction rate securities (“ARS”). The Company had $4.1 million and $3.5 million of gross unrealized losses on auction rate securities as of September 30, 2009 and 2008, respectively. As a result of the credit rating reduction to below investment grade related to one of its ARS, the Company recorded an other-than-temporary impairment of $1.4 million in the year ended September 30, 2009 (see Note 5 of Notes to Consolidated Financial Statements).

Note 5—Fair Value

As of September 30, 2009, the fair value measurements of the Company’s cash equivalents, short-term investments, long-term investments and restricted cash consisted of the following and which are categorized in the table below based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$86,811	$—	$—	$86,811
Certificates of deposit and other bank deposits	57,068	—	—	57,068
Non-U.S. government securities	16,617	—	—	16,617
U.S. government and agency securities	1,031	—	—	1,031
Auction rate securities	—	—	17,676	17,676

Total cash equivalents, investments and restricted cash	$161,527	$—	$17,676	$179,203

The table below presents reconciliations for market securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended September 30, 2009 (in thousands):

Year Ended September 30, 2009
Beginning balance as of October 1, 2008	$—
Transfer in	20,525
Realized losses	(1,414)
Unrealized losses	(609)
Redemptions	(826)

Ending fair value as of September 30, 2009	$17,676

Auction Rate Securities

The Company holds a variety of interest-bearing ARS that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. As of September 30, 2009, the Company held $18.3 million in par value of student loan securities that failed to settle in auctions commencing February 2008 and $4.9 million in par value of commercial paper and credit derivative products that failed to settle in auctions commencing August 2007. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until such time as either a future auction of these investments is successful or a buyer is found outside of the auction process. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

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

Currently, we have no intent to sell these ARS investments prior to recovery nor are aware of any factors that would make such a sale of the ARS investments more likely than not. As of September 30, 2009, the Company has classified the entire ARS investment balance as long-term investments on its consolidated balance sheet because of its current inability to predict that these investments will be available for settlement within the next twelve months. The Company has also modified its current investment strategy and increased its investments in more liquid money market instruments.

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

The Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value of its investment in ARS as of September 30, 2009. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $18.3 million of student loan securities and $4.9 million of commercial paper and credit derivative products was adjusted by 200 basis points (“bps”) for the student loan securities and between 350 bps and 650 bps for the commercial paper and credit derivative products, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on this assessment of fair value, the Company determined there was a decline in the fair value of its ARS investments of $5.5 million, of which $4.1 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, the Company recorded an other-than-temporary impairment of $1.4 million in the year ended September 30, 2009. As a result of adopting changes issued by the FASB to fair value accounting and the recognition and presentation of other-than-temporary impairments, the Company evaluated the previously recorded other-than-temporary impairment loss of $1.4 million. Based upon the analysis completed, the Company determined that the other-than-temporary loss of $1.4 million was principally related to the credit loss on the investment. Additionally, the Company evaluated the factors related to other than credit loss, which were determined to be immaterial to the condensed consolidated financial statements.

The Company reviews its impairments in accordance with the changes issued by the FASB to fair value accounting and the recognition and presentation of other-than-temporary impairments, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the Company’s intent and ability to retain its investment for a period of time sufficient to allow for the recovery in market value to par. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, the Company may, in the near future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $4.1 million currently accounted for as a temporary decline or may be greater than the $1.4 million other-than-temporary impairment recorded in the year ended September 30, 2009.

Note 6—Goodwill and Other Intangible Assets

The table below reflects changes or activity in the balances related to goodwill for the two years ended September 30, 2009 (in thousands):

Net carrying amount
Goodwill balance as of October 1, 2007	$326,101
Goodwill related to Procuri	80,406

Goodwill balance as of September 30, 2008	406,507
Goodwill adjustments	—

Goodwill balance as of September 30, 2009	$406,507

For the year ended September 30, 2007, the Company recorded an $80.4 million increase to goodwill due to the purchase price allocation related to the Procuri acquisition. See Note 2 of Notes to Consolidated Financial Statements.

For purposes of the Company’s annual goodwill impairment tests, the goodwill balance as of September 30, 2009 and 2008 has been allocated by management between the three reporting units. The goodwill balance as of September 30, 2009 and 2008 was $342.4 million, $64.1 million and zero for North America; Europe, Middle-East and Africa (“EMEA”); and Asia-Pacific (“APAC”), respectively.

The table below reflects changes or activity in the balances related to other intangible assets for the years ended September 30, 2009 and 2008 (in thousands):

		September 30, 2009			September 30, 2008
	Useful Life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	24 months	$13,300	$(12,998)	$302	$13,300	$(11,548)	$1,752
Contracts and related customer relationships	72 months	80,881	(63,627)	17,254	80,881	(59,527)	21,354
Trade names/trademarks	24 months	2,200	(2,158)	42	2,200	(1,703)	497
Non-competition agreements	24 months	600	(538)	62	600	(238)	362

Total		$96,981	$(79,321)	$17,660	$96,981	$(73,016)	$23,965

Amortization of other intangible assets for the year ended September 30, 2009 totaled $6.3 million. Of the total, amortization of $5.6 million related to contracts and related customer relationship and existing software technology was recorded as cost of revenues in the year ended September 30, 2008. Amortization of $755,000 related to trade name/trademark and non-competition agreements was recorded as operating expense in the year ended September 30, 2009.

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

The Company anticipates amortization of existing other intangible assets to total $4.5 million in fiscal year 2010, $4.1 million in fiscal year 2011, $4.1 million in fiscal year 2012, $4.1 million in fiscal year 2013 and $854,000 in fiscal year 2014.

Note 7—Income Taxes

The provision for income taxes for the years ended September 30, 2009, 2008 and 2007 was comprised of the following (in thousands):

	Current	Deferred	Total
2009:
Federal	$—	$—	$—
State	42	—	42
Foreign	1,198	(14)	1,184

Total	$1,240	$(14)	$1,226

2008:
Federal	$—	$—	$—
State	211	—	211
Foreign	1,245	(713)	532

Total	$1,456	$(713)	$743

2007:
Federal	$—	$—	$—
State	—	—	—
Foreign	1,937	—	1,937

Total	$1,937	$—	$1,937

The Company’s income (loss) before income taxes for the years ended September 30, 2009, 2008 and 2007 consisted of the following components (in thousands):

	2009	2008	2007
Domestic	$6,818	$(45,932)	$(16,021)
Foreign	2,601	5,613	2,981

Total net income (loss) before income taxes	$9,419	$(40,319)	$(13,040)

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% to the net income (loss) before income taxes and actual income tax expense for the years ended September 30, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007
Computed tax benefit	$3,297	$(14,112)	$(4,564)
State taxes, net of federal benefit	427	(2,362)	(801)
Nondeductible expenses and other permanent differences	805	1,816	487
Foreign taxes	274	(1,433)	659
Provision to return adjustments	4,337	—	(6,462)
Other	161	199	124
Change in valuation allowance	(8,075)	16,635	12,494

Total	$1,226	$743	$1,937

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets as of September 30, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred Tax Assets
Accruals and allowances	$69,375	$78,274
Capitalized research and experimentation costs	92,269	102,097
Depreciation and amortization	98,015	111,656
Credit carryforwards	65,259	65,134
Net operating loss and other carryforwards	573,460	551,823

Deferred tax assets	898,378	908,984
Valuation allowance	(890,643)	(898,718)

Deferred tax assets, net of valuation allowance	7,735	10,266
Deferred Tax Liabilities
Acquired intangibles	(7,008)	(9,553)

Net deferred tax assets	$727	$713

Recorded As:
Current deferred tax asset	$39,200	$40,569
Valuation allowance	(38,692)	(40,085)

Net current deferred tax asset	508	484

Non-current deferred tax asset	859,180	868,415
Valuation allowance	(851,953)	(858,633)

Net non-current deferred tax asset	7,227	9,782
Current deferred tax liability	—	—
Non-current deferred tax liability	(7,008)	(9,553)

Net deferred tax assets	$727	$713

The Company has provided a valuation allowance due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets. The net decrease in the total valuation allowance for the year ended September 30, 2009 was $8.1 million. The net increase in the total valuation allowance for the year ended September 30, 2008 was $1.7 million. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations imposed by Internal Revenue Code Sections 382 and 383 and similar state provisions. Such an annual limitation could result in the expiration of the Company’s federal and state net operating loss and tax credit carryforwards before utilization.

As of September 30, 2009, the Company had net operating loss carryforwards for federal, state and foreign tax purposes of approximately $1.5 billion, $788.0 million and $4.9 million, respectively, before consideration of any annual limitation as described above. These federal, state and foreign net operating loss carryforwards expire in various years from fiscal year 2010 through fiscal year 2029, from fiscal year 2010 through fiscal year 2029 and from fiscal year 2010 through fiscal year 2014, respectively. As of September 30, 2009, the Company had research credit carryforwards for federal and state tax purposes of approximately $39.0 million and $25.0 million, respectively. If not utilized, the federal research credit carryforwards will expire in various years from fiscal year 2010 through fiscal year 2024. The state research credit carryforwards will continue indefinitely, except for approximately $44,000 which will expire in fiscal year 2019. The Company also had manufacturer’s credit carryforwards as of September 30, 2009 for state tax purposes of approximately $1.1 million, which will expire in various years from fiscal year 2010 through fiscal year 2012. The Company’s net operating loss and tax credit carryforwards include net operating loss and research credit carryforwards of approximately $270.2 million and $4.9 million, respectively, generated by FreeMarkets, which are subject to annual limitations which could reduce or defer the utilization of those losses and credits.

The undistributed earnings of the foreign subsidiaries are approximately $22.3 million as of September 30, 2009. The Company has decided to permanently reinvest those earnings and accordingly has not provided for any taxes thereon.

On October 1, 2007, the Company adopted changes issued by the FASB to accounting for income taxes. These changes contain a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.

The adoption of these changes resulted in an increase to the Company’s retained deficit of $1.0 million. The Company also reclassified approximately $6.0 million of uncertain tax liabilities to long-term as of October 1, 2007.

The aggregate changes in the balances of the Company’s gross unrecognized tax benefits were as follows (in thousands):

	Year Ended September 30, 2009	Year Ended September 30, 2008
Gross unrecognized tax benefits as of October 1	$4,475	$4,442
Increases related to tax positions from prior fiscal years, including acquisitions	—	—
Decreases related to tax positions from prior fiscal years	—	—
Increases related to tax positions taken during the fiscal year	215	122
Lapses of statutes of limitations	(384)	(267)
Changes in unrecognized tax benefits due to foreign currency translation	412	178

Total gross unrecognized tax benefits as of September 30	$4,718	$4,475

The Company does not anticipate any significant changes to the unrecognized tax benefits in the next twelve months.

As of September 30, 2009, approximately $4.7 million of unrecognized benefits would affect the Company’s effective tax rate if realized. The Company released interest and penalties related to lapses of statute of limitations of uncertain tax positions in the Company’s provision for income taxes line of the Company’s consolidated statements of operations of $69,000 during fiscal year 2009. The gross amount of interest and penalties accrued as of September 30, 2009 was $1.6 million.

The Company has numerous tax audits in progress globally which could affect its unrecognized tax benefits. At this time, the Company cannot reasonably predict the outcomes of those audits or the impacts on its unrecognized tax benefits. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to the Company’s tax audits. However, there can be no assurances as to the possible outcomes. The Company’s U.S. federal income tax return is open to examination for the fiscal year ended September 30, 2006 and forward. Globally, the Company’s income tax returns are open to examination among various jurisdictions ranging from fiscal year ended September 30, 2003 forward.

Note 8—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 150,000 square feet in this facility. The Company currently subleases two buildings, totaling 396,000 square feet, to third parties. These subleases expire in January 2013. The remaining 170,000 square feet is available for sublease. Minimum monthly lease payments are approximately $3.3 million and escalate annually, with the total future minimum lease payments amounting to $145.4 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit backed by cash equivalents, totaling $28.8 million as of September 30, 2009, as a form of security through fiscal year 2013. Also, the Company is required by other lease agreements to hold an additional $401,000 of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $29.2 million is classified as restricted cash on the Company’s consolidated balance sheet as of September 30, 2009.

The Company also occupies 91,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. This location consists principally of the Company’s services organization and administrative activities.

The Company occupy approximately 26,000 square feet of office space in Atlanta, Georgia under a lease that expires in June, 2013. Operations at this location consist principally of our sales and support activities.

The Company leases certain equipment, software and its facilities under various noncancelable operating and immaterial capital leases with various expiration dates through 2017. Gross operating rental expense was approximately $24.2 million, $24.8 million and $30.9 million for the years ended September 30, 2009, 2008 and 2007, respectively. Gross operating rental expense was reduced by sublease income of $10.5 million, $8.7 million and $14.4 million for the years ended September 30, 2009, 2008 and 2007, respectively.

Future minimum lease payments and sublease income under noncancelable operating leases for the next five years and thereafter are as follows as of September 30, 2009 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income
2010	$48,209	$12,389
2011	48,456	13,078
2012	50,362	13,775
2013	19,681	4,489
2014	3,198	—
Thereafter	7,484	—

Total	$177,390	$43,731

Of the total operating lease commitments as of September 30, 2009 noted above, $59.8 million is for occupied properties and $117.6 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring and integration costs

The Company recorded a charge (benefit) to operations for restructuring and integration costs of $10.8 million, $10.1 million and $(4.2) million for the years ended September 30, 2009, 2008 and 2007, respectively. See disclosure below for a detailed discussion of these amounts.

The following table details accrued restructuring and integration obligations and related activity for the three years ended September 30, 2009 (in thousands):

	Severance and benefits	Lease abandonment costs	Leasehold impairments	Total restructuring and integration costs
Accrued restructuring obligations as of October 1, 2007	$—	$71,171	$—	$71,171
Cash paid	(4,147)	(19,445)	—	(23,592)
Total charge to operating expense	2,714	5,933	1,461	10,108
Assets impairment applied to asset balances	—	—	(1,461)	(1,461)
Purchase accounting adjustment	2,093	794	—	2,887
Reclassification from deferred rent obligations	—	1,933	—	1,933

Accrued restructuring obligations as of September 30, 2008	660	60,386	—	61,046
Cash paid	(4,554)	(18,179)	—	(22,733)
Total charge to operating expense	3,936	6,813	88	10,837
Assets impairment applied to asset balances	—	—	(88)	(88)

Accrued restructuring obligations as of September 30, 2009	$42	$49,020	$—	49,062

Less: current portion				17,964

Accrued restructuring obligations, less current portion				$31,098

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. The Company recorded a charge of $3.9 million for the year ended September 30, 2009 related to severance benefit costs in connection with workforce reductions in the current economic environment to better align its expenses with its revenues. The Company recorded a charge of $2.7 million for the year ended September 30, 2008 related to severance benefit costs in connection with a workforce reduction initiative associated with the integration of Procuri, to better align its expenses with its revenues and to enable the Company to invest in certain growth initiatives. In addition, the Company assumed liabilities related to the severance of former Procuri employees of $2.1 million.

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Mountain View and Sunnyvale, California and Pittsburgh, Pennsylvania. Total lease abandonment costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. As of September 30, 2009, $49.0 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013. In the year ended September 30, 2009, the Company revised its estimates for sublease commencement dates and sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market, resulting in a charge of $6.8 million.

In the year ended September 30, 2008, the Company evaluated its office space in Sunnyvale, California, and ceased use of approximately 54,000 square feet of space in its corporate headquarters. The Company recorded lease abandonment costs of $7.1 million and leasehold impairments of $1.5 million.

In June 2008, the Company entered into an agreement to sublease approximately 44,000 square feet of space at the Company’s Sunnyvale, California headquarters through January 2013. The impact of the execution of the sublease agreement with Efficient Frontier was a benefit to operations of approximately $549,000 in the year ended September 30, 2008.

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

Also during the year ended September 30, 2008, in conjunction with the acquisition of Procuri, the Company recorded an adjustment of $794,000 to the restructuring obligation. This restructuring cost was considered part of the preliminary purchase accounting for Procuri.

The Company’s lease abandonment accrual is net of $54.6 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $43.7 million as of September 30, 2009, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at September 30, 2009, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the Company’s Sunnyvale, California headquarters by approximately $1.2 million as of September 30, 2009.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of September 30, 2009.

Litigation

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to the Company’s and FreeMarkets’ initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against the Company and FreeMarkets, Inc. (“FreeMarkets”), certain of the two companies’ former officers and directors, and the underwriters who handled the IPOs. These consolidated complaints were then further consolidated, along with similar complaints filed against over 300 other issuers in connection with their initial public offerings, before a single judge for case management purposes. After many years of litigation and appeals related to the sufficiency of the pleadings and class certification, the parties have agreed to a settlement of the entire litigation, which was approved by the Court on October 5, 2009. Under the settlement, neither the Company nor FreeMarkets will be required to make any payment. Notices of appeals have been filed by various objectors of the Court’s order. As of September 30, 2009, no amount is accrued as a loss is not considered probable or estimable.

General

Defending against various claims and legal actions arising in the ordinary course of business may require significant management time and, regardless of the outcome, result in significant legal expenses. If the Company’s defenses are unsuccessful or if it is unable to settle on favorable terms, the Company could be liable for a large damages award and, in the case of patent litigation, be subject to an injunction that could seriously harm its business and results of operations.

During the year ended September 30, 2009, the Company recorded $7.5 million of income related to an insurance reimbursement for previously unreimbursed litigation costs.

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

As of September 30, 2009, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding.

Note 9—Segment Information

The Company has three geographic operating segments: North America, EMEA and APAC. The segments are determined in accordance with how management views and evaluates the Company’s business and based on the aggregation criteria. Future changes to this organizational structure or the business may result in changes to the reportable segments disclosed. The Company markets its products in the United States and in foreign countries through its direct sales force and indirect sales channels.

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

Financial information for each reportable segment was as follows for the years ended September 30, 2009, 2008 and 2007 (in thousands):

	Year Ended September 30,
	2009	2008	2007
Revenue
—North America	$208,325	$193,004	$186,222
—EMEA	79,569	77,094	63,963
—APAC	20,716	25,837	23,527
—Corporate revenue	30,362	32,125	27,955

Total revenue	$338,972	$328,060	$301,667

Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Certain revenue items are not allocated to segments because they are separately managed at the corporate level. These items include Ariba Managed Procurement Services and expense reimbursement.

	Year Ended September 30,
	2009	2008	2007
	(in thousands)
Contribution margin
—North America	$100,766	$83,411	$73,559
—EMEA	32,500	24,159	16,988
—APAC	4,903	3,033	2,612

Total segment contribution margin	$138,169	$110,603	$93,159

Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include marketing costs other than direct sales and marketing, research and development costs, corporate general and administrative costs, such as legal and accounting, amortization of purchased intangibles, insurance reimbursement, other income—Softbank, restructuring and integration costs (benefit), litigation provision, interest and other income (expense), net and provision for income taxes.

The reconciliation of segment information to the Company’s net income (loss) before income taxes is as follows for the years ended September 30, 2009, 2008 and 2007 (in thousands):

	Year Ended September 30,
	2009	2008	2007
Segment contribution margin	$138,169	$110,603	$93,159
Corporate revenue	30,362	32,125	27,955
Corporate costs, such as research and development, corporate general and administrative and other	(143,442)	(160,968)	(151,614)
Amortization of acquired technology and customer intangible assets	(5,550)	(14,257)	(14,074)
Insurance reimbursement	7,527	—	—
Other income—Softbank	—	566	13,564
Amortization of other intangibles	(755)	(739)	(525)
Restructuring and integration costs (benefit)	(10,837)	(10,108)	4,194
Litigation provision	—	(5,900)	—
Interest and other (expense) income, net	(6,055)	8,359	14,301

Income (loss) before income taxes	$9,419	$(40,319)	$(13,040)

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

	Year Ended September 30,
	2009	2008	2007
Subscription revenues	$151,195	$112,287	$67,632
Maintenance revenues	71,011	74,863	74,677
Services and other revenues	116,766	140,910	159,358

Total	$338,972	$328,060	$301,667

Information regarding long-lived assets in geographic areas are as follows (in thousands):

	September 30,
	2009	2008
Long-Lived Assets:
United States	$12,976	$18,042
International	1,442	1,731

Total	$14,418	$19,773

Note 10—Stockholders’ Equity

1999 Equity Incentive Plan

The Company’s Board of Directors approved the 1999 Equity Incentive Plan (the “Incentive Plan”) on April 20, 1999. The Incentive Plan was amended on October 4, 2001 and on March 11, 2009. Any shares not issued under the Company’s 1996 Stock Plan (the “1996 Stock Plan”) and any shares repurchased pursuant to the 1996 Stock Plan will also be available for grant under the Incentive Plan. The number of shares reserved under the Incentive Plan automatically increased on January 1 of each year until 2005 by the lesser of 3.3 million shares or 5% of the total number of shares of common stock outstanding on that date and was increased by 5.3 million shares on March 11, 2009. Under the Incentive Plan, eligible employees, outside directors and consultants may be granted stock options, stock appreciation rights, restricted shares or stock units. The exercise price for incentive stock options and nonstatutory options may not be less than 100% and 85%, respectively, of the fair value of common stock at the option grant date. As of September 30, 2009, 8.7 million shares are available for grant under the Incentive Plan (including shares transferred from the 1996 Stock Plan since September 22, 1999). As of September 30, 2009, there were 381,000 shares outstanding in connection with options granted under the Incentive Plan, including shares transferred from the 1996 Stock Plan since September 22, 1999.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”) on April 20, 1999. The Purchase Plan was amended on August 1, 2006 and on March 11, 2009. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 1,000 shares per period. The purchase price per share equals 85% of the common stock’s fair value at the end of the defined purchase period. As of September 30, 2009, there have been 5.5 million shares issued under the Purchase Plan and 1.6 million shares are available for future issuance.

The Company has, in connection with the acquisitions of TradingDynamics, Inc. (“TradingDynamics”), Tradex, Inc. (“Tradex”), SupplierMarket.com, Inc. (“SupplierMarket”) and FreeMarkets, assumed the stock option plans of each acquired company.

FreeMarkets Stock Plans

On July 1, 2004, the Company assumed the FreeMarkets, Inc. Second Amended and Restated Stock Incentive Plan and Broad Based Equity Incentive Plan (the “FreeMarkets Plans”). The FreeMarkets Plans were not approved by the Company’s stockholders. On October 11, 2007, the Compensation Committee of the Board of Directors of the Company amended and restated the Second Amended and Restated Stock Incentive Plan. This Third Amended and Restated Stock Incentive Plan provides for the grant of stock units representing the equivalent of shares of Ariba’s common stock, the grant of incentive stock options to employees at prices not less than 100% of the fair market value of the common stock on the date of grant and for the grant of nonstatutory stock options to employees, consultants, advisers and outside directors at a price determined by the Board of Directors. The Broad Based Equity Incentive Plan provides for the grant of nonstatutory stock options to employees (other than officers), consultants and advisers at a price determined by the Board of Directors. Options expire not later than ten years from the date of grant. As of September 30, 2009, there were 122,000 shares outstanding in connection with options granted under the FreeMarkets Plans.

A summary of the activity related to the Company’s restricted common stock is presented below for the years ended September 30, 2009:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at October 1, 2006	7,543,632	$7.98
Granted	2,912,029	8.60
Vested	(3,316,409)	8.03
Forfeited	(742,672)	7.23

Nonvested at September 30, 2007	6,396,580	$8.33
Granted	4,761,116	11.70
Vested	(3,541,293)	8.10
Forfeited	(981,910)	10.67

Nonvested at September 30, 2008	6,634,493	$10.47
Granted	2,387,997	9.18
Vested	(3,452,430)	10.41
Forfeited	(324,472)	10.65

Nonvested at September 30, 2009	5,245,588	$9.90

The fair value of stock awards vested was $29.2 million, $46.0 million and $29.8 million for the years ended September 30, 2009, 2008 and 2007, respectively.

A summary of the activity related to the Company’s stock options is presented below for the years ended September 30, 2009:

	Number of Options	Weighted- Average Exercise Price
Outstanding at October 1, 2006	1,946,852	$11.95
Exercised	(506,201)	5.48
Forfeited	(167,366)	25.38

Outstanding at September 30, 2007	1,273,285	$12.76
Exercised	(386,343)	5.85
Forfeited	(71,991)	23.96

Outstanding at September 30, 2008	814,951	$15.00
Exercised	(172,396)	5.36
Forfeited	(58,900)	23.32

Outstanding at September 30, 2009	583,655	$16.95

Exercisable at September 30, 2009	583,655	$16.95

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2009 was $964,000. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the years ended September 30, 2009, 2008 and 2007 was $532,000, $2.8 million and $1.8 million, respectively.

The following table summarizes information about stock options outstanding as of September 30, 2009:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$ 0.01–$ 7.37	113,200	5.74	$4.70
$ 7.39–$ 11.87	113,412	4.50	$9.50
$11.96–$ 12.06	164,102	4.31	$12.00
$12.07–$ 16.58	92,685	4.36	$12.27
$16.62–$733.50	100,256	2.75	$53.82

$ 0.01–$733.50	583,655	4.36	$16.95

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of September 30, 2009 and 2008 are as follows (in thousands):

	September 30, 2009	September 30, 2008
Foreign currency translation adjustments	$436	$421
Unrealized loss on securities, net	(4,124)	(3,515)

Accumulated other comprehensive loss	$(3,688)	$(3,094)

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

Note 11—Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended September 30,
	2009	2008	2007
Net income (loss)	$8,193	$(41,062)	$(14,977)

Weighted-average common shares—basic	82,733	77,318	70,106
Less: Weighted-average common shares subject to repurchase	2,691	—	—

Weighted-average common shares—diluted	85,424	77,318	70,106

Net income (loss) per common share—basic	$0.10	$(0.53)	$(0.21)

Net income (loss) per common share—diluted	$0.10	$(0.53)	$(0.21)

Diluted income per share is computed by dividing income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, shares to be purchased under the employee stock purchase plan and unvested restricted common stock. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury share method. For the years ended September 30, 2008 and 2007, the Company excluded approximately 4.9 million and 4.6 million of potential common shares, respectively, issuable upon exercise of outstanding stock options and upon vesting of outstanding restricted common stock because they had an antidilutive effect due to net losses recorded in each of those periods.

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

Note 12—401(k) Savings Plan

Company employees in the United States can participate in the 401(k) Plan. Participants can generally contribute up to 100% of their eligible compensation annually as defined by the plan document, subject to the section 402(g) limit as defined by the IRS. The Company made a discretionary contribution in the form of common stock with a value of $3.4 million, $2.7 million and $2.5 million in the years ended September 30, 2009, 2008 and 2007, respectively.

Note 13—Other Income—Softbank

In September 2003, the Company commenced an arbitration proceeding against Softbank, Inc. (“Softbank”) for failing to meet its contractual revenue commitments. In October 2004, the Company entered into a definitive agreement with Softbank settling their dispute. A total of $37.0 million was recorded as “Deferred income—Softbank” in connection with the settlement. As the Company was unable to determine the respective fair value of the amounts that related to Softbank’s software license, related maintenance and the Company’s prior agreements with Softbank, the $37.0 million had been recognized ratably as “Other income—Softbank” over the three-year software license term ended in October 2007. The Company recorded other income of $566,000 and $13.6 million in the years ended September 30, 2008 and 2007, respectively.

Note 14—Selected Quarterly Financial Data (unaudited)

	Fiscal Year 2009 For the Quarter Ended
	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008
	(In thousands, except per share amounts)
Revenues:
Subscription and maintenance	$57,858	$55,411	$54,856	$54,081
Services and other	26,460	28,463	29,837	32,006

Total revenues	84,318	83,874	84,693	86,087

Cost of revenues:
Subscription and maintenance	12,269	12,158	11,832	11,648
Services and other	18,592	18,551	18,524	19,798
Amortization of acquired technology and customer intangible assets	1,387	1,388	1,387	1,388

Total cost of revenues	32,248	32,097	31,743	32,834

Gross profit	52,070	51,777	52,950	53,253

Operating expenses:
Sales and marketing	24,720	25,515	25,927	27,577
Research and development	11,341	10,787	10,451	10,904
General and administrative	10,173	9,301	12,212	11,603
Insurance reimbursement	—	—	—	(7,527)
Amortization of other intangible assets	125	210	210	210
Restructuring and integration costs	—	1,438	7,698	1,701

Total operating expenses	46,359	47,251	56,498	44,468

Income (loss) from operations	5,711	4,526	(3,548)	8,785
Interest and other expense, net	(35)	(265)	(739)	(5,016)

Net income (loss) before income taxes	5,676	4,261	(4,287)	3,769
Provision for income taxes	68	367	449	342

Net income (loss)	$5,608	$3,894	$(4,736)	$3,427

Net income (loss) per share—basic	$0.07	$0.05	$(0.06)	$0.04

Net income (loss) per share—diluted	$0.06	$0.05	$(0.06)	$0.04

Weighted average shares used in computing net income (loss) per share—basic	84,124	83,444	82,416	80,947

Weighted average shares used in computing net income (loss) per share—diluted	87,561	85,447	82,416	84,044

	Fiscal Year 2008 For the Quarter Ended
	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007
	(In thousands, except per share amounts)
Revenues:
Subscription and maintenance	$51,048	$49,278	$46,798	$40,026
Services and other	34,484	35,738	33,740	36,948

Total revenues	85,532	85,016	80,538	76,974

Cost of revenues:
Subscription and maintenance	10,665	10,101	10,454	8,868
Services and other	21,865	23,689	24,029	24,606
Amortization of acquired technology and customer intangible assets	1,388	4,675	4,685	3,509

Total cost of revenues	33,918	38,465	39,168	36,983

Gross profit	51,614	46,551	41,370	39,991

Operating expenses:
Sales and marketing	27,608	28,682	29,432	25,112
Research and development	11,392	13,617	13,944	13,317
General and administrative	11,909	11,702	11,806	13,502
Other income—Softbank	—	—	—	(566)
Amortization of other intangible assets	210	210	210	109
Restructuring and integration costs (benefit)	6,274	(694)	690	3,838
Litigation provision	—	—	—	5,900

Total operating expenses	57,393	53,517	56,082	61,212

Loss from operations	(5,779)	(6,966)	(14,712)	(21,221)
Interest and other (expense) income, net	(201)	2,353	2,863	3,344

Net loss before income taxes	(5,980)	(4,613)	(11,849)	(17,877)
Provision for (benefit from) income taxes	77	(326)	549	443

Net loss	$(6,057)	$(4,287)	$(12,398)	$(18,320)

Net loss per share—basic and diluted	$(0.08)	$(0.05)	$(0.16)	$(0.25)

Weighted average shares used in computing net loss per share—basic and diluted	79,835	78,585	77,648	73,204

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2009. We have reviewed the results of management’s assessment with our Audit Committee. Ernst & Young LLP, an independent registered public accounting firm, has issued their report, included on page 76 of this Form 10-K, regarding the Company’s internal controls over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Ariba, Inc.

We have audited Ariba Inc.’s internal control over financial reporting as of September 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ariba, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ariba, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ariba, Inc. and subsidiaries at September 30, 2009 and 2008 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009 and our report dated November 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

November 25, 2009

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our executive officers required by this Item is incorporated by reference herein to the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K. The information concerning our directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, code of ethics and corporate governance required by this Item are incorporated herein by reference to information contained in sections of the Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2009 (the “2010 Proxy Statement”) entitled “Proposal No. 1—Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

See the information set forth in the section entitled “Executive Compensation and Related Information” in the 2010 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth in Part I, Item 5 of this Form 10-K and the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2010 Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the information set forth in the section entitled “Related Person Disclosure” and “Corporate Governance” in the 2010 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the information set forth in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2010 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. FINANCIAL STATEMENTS

See Item 8 of this Form 10-K.

2. FINANCIAL STATEMENT SCHEDULES

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. EXHIBITS

The exhibits listed below in the accompanying “Exhibit Index” are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated September 20, 2007 by and among the Registrant, Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 10-K dated November 15, 2007).

2.2	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization, dated September 20, 2007, by and among the Registrant, Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 10-K/A dated November 26, 2007).

2.3	Amendment No. 2 to the Agreement and Plan of Merger and Reorganization, dated September 20, 2007, by and among the Registrant, Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.3 of the Registrant’s Form 10-K for the fiscal year ended September 30, 2008).

3.1	Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K dated December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on March 16, 2009).

4.2	Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).

10.2‡	1999 Equity Incentive Plan, as amended and restated effective January 15, 2009 (which is incorporated herein by reference to Appendix A to the Registrant’s Schedule 14A dated January 23, 2009).

10.3‡	Employee Stock Purchase Plan, as amended and restated effective February 1, 2009 (which is incorporated herein by reference to Appendix B to the Registrant’s Schedule 14A dated January 23, 2009).

10.4‡	Third Amended and Restated Stock Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-K dated November 15, 2007).

Exhibit No.	Description
10.5‡	2001 Broad Based Equity Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.12 to FreeMarkets’ Form 10-K dated March 14, 2003).

10.6	Lease Agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated May 15, 2000).

10.7	First Amendment to Lease, dated as of January 12, 2001, by and between Moffett Park Drive LLC and the Registrant.

10.8	Second Amendment to Lease, dated as of October 31, 2002, by and between Moffett Park Drive LLC and the Registrant.

10.9	Third Amendment to Lease, dated as of October 25, 2004, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-Q dated February 9, 2005).

10.10	Fourth Amendment to Lease, dated as of July 6, 2007, by and between Moffett Park Drive LLC and the Registrant.

10.11	Letter, dated as of September 11, 2000, by and between Moffett Park Drive LLC and the Registrant re: Moffett Park Drive LLC/Ariba/Tenant Improvements.

10.12	Lease Agreement, dated October 21, 1998, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(a) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).

10.13	First Amendment to Lease, dated March 30, 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(b) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).

10.14	Second Amendment to Lease, dated September 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(c) to FreeMarkets’ Amendment No. 1 to Registration Statement on Form S-1 dated November 11, 1999).

10.15	Third Amendment to Lease, dated March 2000, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.2(d) to FreeMarkets’ Form 10-K dated March 14, 2003).

10.16	Fourth Amendment to Lease, dated July 10, 2002, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership.

10.17	Fifth Amendment to Lease, dated October 31, 2004, by and between Ariba, Inc. and One Oliver Associates Limited Partnership.

10.18	Sixth Amendment to Lease by and between One Oliver Associates L.P. and the Registrant, effective as of January 1, 2007 (which is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 8-K dated February 20, 2007).

10.19	Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q dated April 10, 2003).

10.20	First Amendment to Sublease, dated as of June 15, 2007, by and between Juniper Networks, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.45 to the Registrant’s Form 10-Q dated August 8, 2007).

10.21	Letter Agreement, dated April 9, 2008, by and between Juniper Networks, Inc. and the Registrant.

10.22	Letter Agreement, dated November 9, 2007, by and between Juniper Networks, Inc. and the Registrant.

Exhibit No.	Description
10.23	Consent to Sublease, dated as of October 25, 2004, by and between Moffett Park Drive LLC, Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-Q dated February 9, 2005).

10.24	Second Amendment to and Restatement of Sublease, dated as of October 21, 2004, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-Q dated February 9, 2005).

10.25	Third Amendment of Sublease, dated as of March 31, 2008, by and between Motorola, Inc. and the Registrant.

10.26	Settlement and License Agreement, effective as of January 19, 2008, by and between Sky Technologies, LLC, Ariba, Inc. and Procuri, Inc. (which is incorporated herein by reference to Exhibit 10.40 to Ariba, Inc.’s Form 8-K dated January 24, 2008).

10.27‡	Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s Form 10-Q dated February 14, 2001).

10.28‡	Amendment to Offer Letter, dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.29‡	Offer Letter, dated April 10, 2002, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).

10.30‡	Ariba, Inc.—Compensation Program for Non-Employee Directors (which is incorporated herein by reference to Exhibit 10.52 to Ariba, Inc.’s Form 10-Q dated May 7, 2008).

10.31‡	Employment Agreement, dated July 21, 2008, by and between the Registrant and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.53 to Ariba, Inc.’s Form 10-Q dated August 6, 2008).

10.32‡	Amendment to Employment Agreement, dated July 21, 2008, by and between the Registrant and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.1 to Ariba, Inc.’s Form 8-K dated October 16, 2008).

10.33‡†	Amended and Restated Severance Agreement, dated August 25, 2008, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.39 to the Registrant’s Form 10-K dated November 18, 2008).

10.34‡†	Amended and Restated Severance Agreement, dated September 5, 2008, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Form 10-K dated November 18, 2008).

10.35‡†	Amended and Restated Employment Agreement, dated August 15, 2008, by and between the Registrant and Kent Parker (which is incorporated herein by reference to Exhibit 10.41 to the Registrant’s Form 10-K dated November 18, 2008).

10.36‡	Ariba Bonus Plan—Executive Officers, adopted on December 22, 2008 (which is incorporated herein by reference to Exhibit 10.42 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.37‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.43 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.38‡†	Ariba, Inc.: 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Kent Parker (which is incorporated herein by reference to Exhibit 10.44 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

Exhibit No.	Description
10.39‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Kevin Costello (which is incorporated herein by reference to Exhibit 10.45 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.40‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Robert Calderoni (which is incorporated herein by reference to Exhibit 10.46 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

14.1	Code of Business Conduct (which is incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10-K dated December 1, 2006).

21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated by reference to the signature page of this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Management contract or compensatory plan or arrangement.
†	A request for confidential treatment has been filed with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on November 25, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT M. CALDERONI Robert M. Calderoni	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 25, 2009

/s/ AHMED RUBAIE Ahmed Rubaie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 25, 2009

/s/ HARRIET EDELMAN Harriet Edelman	Director	November 25, 2009

/s/ ROBERT D. JOHNSON Robert D. Johnson	Director	November 25, 2009

/s/ RICHARD A. KASHNOW Richard Kashnow	Director	November 25, 2009

/s/ ROBERT E. KNOWLING, JR. Robert E. Knowling, Jr.	Director	November 25, 2009

/s/ THOMAS F. MONAHAN Thomas F. Monahan	Director	November 25, 2009

/s/ KARL E. NEWKIRK Karl E. Newkirk	Director	November 25, 2009

/s/ RICHARD F. WALLMAN Richard F. Wallman	Director	November 25, 2009

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated September 20, 2007 by and among the Registrant, Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 10-K dated November 15, 2007).

2.2	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization, dated September 20, 2007, by and among the Registrant, Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 10-K/A dated November 26, 2007).

2.3	Amendment No. 2 to the Agreement and Plan of Merger and Reorganization, dated September 20, 2007, by and among the Registrant, Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.3 of the Registrant’s Form 10-K for the fiscal year ended September 30, 2008).

3.1	Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K dated December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on March 16, 2009).

4.2	Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).

10.2‡	1999 Equity Incentive Plan, as amended and restated effective January 15, 2009 (which is incorporated herein by reference to Appendix A to the Registrant’s Schedule 14A dated January 23, 2009).

10.3‡	Employee Stock Purchase Plan, as amended and restated effective February 1, 2009 (which is incorporated herein by reference to Appendix B to the Registrant’s Schedule 14A dated January 23, 2009).

10.4‡	Third Amended and Restated Stock Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-K dated November 15, 2007).

10.5‡	2001 Broad Based Equity Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.12 to FreeMarkets’ Form 10-K dated March 14, 2003).

10.6	Lease Agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated May 15, 2000).

10.7	First Amendment to Lease, dated as of January 12, 2001, by and between Moffett Park Drive LLC and the Registrant.

10.8	Second Amendment to Lease, dated as of October 31, 2002, by and between Moffett Park Drive LLC and the Registrant.

10.9	Third Amendment to Lease, dated as of October 25, 2004, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-Q dated February 9, 2005).

1

Exhibit No.	Description
10.10	Fourth Amendment to Lease, dated as of July 6, 2007, by and between Moffett Park Drive LLC and the Registrant.

10.11	Letter, dated as of September 11, 2000, by and between Moffett Park Drive LLC and the Registrant re: Moffett Park Drive LLC/Ariba/Tenant Improvements.

10.12	Lease Agreement, dated October 21, 1998, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(a) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).

10.13	First Amendment to Lease, dated March 30, 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(b) to FreeMarkets’ Registration Statement on Form S-1 dated September 8, 1999).

10.14	Second Amendment to Lease, dated September 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.3(c) to FreeMarkets’ Amendment No. 1 to Registration Statement on Form S-1 dated November 11, 1999).

10.15	Third Amendment to Lease, dated March 2000, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.2(d) to FreeMarkets’ Form 10-K dated March 14, 2003).

10.16	Fourth Amendment to Lease, dated July 10, 2002, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership.

10.17	Fifth Amendment to Lease, dated October 31, 2004, by and between Ariba, Inc. and One Oliver Associates Limited Partnership.

10.18	Sixth Amendment to Lease by and between One Oliver Associates L.P. and the Registrant, effective as of January 1, 2007 (which is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 8-K dated February 20, 2007).

10.19	Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q dated April 10, 2003).

10.20	First Amendment to Sublease, dated as of June 15, 2007, by and between Juniper Networks, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.45 to the Registrant’s Form 10-Q dated August 8, 2007).

10.21	Letter Agreement, dated April 9, 2008, by and between Juniper Networks, Inc. and the Registrant.

10.22	Letter Agreement, dated November 9, 2007, by and between Juniper Networks, Inc. and the Registrant.

10.23	Consent to Sublease, dated as of October 25, 2004, by and between Moffett Park Drive LLC, Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-Q dated February 9, 2005).

10.24	Second Amendment to and Restatement of Sublease, dated as of October 21, 2004, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-Q dated February 9, 2005).

10.25	Third Amendment of Sublease, dated as of March 31, 2008, by and between Motorola, Inc. and the Registrant.

10.26	Settlement and License Agreement, effective as of January 19, 2008, by and between Sky Technologies, LLC, Ariba, Inc. and Procuri, Inc. (which is incorporated herein by reference to Exhibit 10.40 to Ariba, Inc.’s Form 8-K dated January 24, 2008).

2

Exhibit No.	Description
10.27‡	Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s Form 10-Q dated February 14, 2001).
10.28‡	Amendment to Offer Letter, dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.29‡	Offer Letter, dated April 10, 2002, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).

10.30‡	Ariba, Inc.—Compensation Program for Non-Employee Directors (which is incorporated herein by reference to Exhibit 10.52 to Ariba, Inc.’s Form 10-Q dated May 7, 2008).

10.31‡	Employment Agreement, dated July 21, 2008, by and between the Registrant and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.53 to Ariba, Inc.’s Form 10-Q dated August 6, 2008).

10.32‡	Amendment to Employment Agreement, dated July 21, 2008, by and between the Registrant and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.1 to Ariba, Inc.’s Form 8-K dated October 16, 2008).

10.33‡†	Amended and Restated Severance Agreement, dated August 25, 2008, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.39 to the Registrant’s Form 10-K dated November 18, 2008).

10.34‡†	Amended and Restated Severance Agreement, dated September 5, 2008, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Form 10-K dated November 18, 2008).

10.35‡†	Amended and Restated Employment Agreement, dated August 15, 2008, by and between the Registrant and Kent Parker (which is incorporated herein by reference to Exhibit 10.41 to the Registrant’s Form 10-K dated November 18, 2008).

10.36‡	Ariba Bonus Plan—Executive Officers, adopted on December 22, 2008 (which is incorporated herein by reference to Exhibit 10.42 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.37‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.43 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.38‡†	Ariba, Inc.: 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Kent Parker (which is incorporated herein by reference to Exhibit 10.44 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.39‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Kevin Costello (which is incorporated herein by reference to Exhibit 10.45 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.40‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Robert Calderoni (which is incorporated herein by reference to Exhibit 10.46 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

14.1	Code of Business Conduct (which is incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10-K dated December 1, 2006).

21.1	Subsidiaries.

3

Exhibit No.	Description

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated by reference to the signature page of this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Management contract or compensatory plan or arrangement.
†	A request for confidential treatment has been filed with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

4