Form 10-Q
period 2009-12-31
ARIBA INC
filed 2010-02-05
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

The number of shares outstanding of the registrant’s common stock as of December 31, 2009 was 89,334,000.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2009	September 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,333	$130,881
Short-term investments	16,813	12,169
Accounts receivable, less allowances of $2,250 and $2,691, respectively	19,666	19,660
Prepaid expenses and other current assets	12,084	11,235

Total current assets	175,896	173,945
Property and equipment, net	13,965	14,418
Long-term investments	26,118	23,155
Restricted cash, less current portion	29,241	29,241
Goodwill	406,507	406,507
Other intangible assets, net	16,229	17,660
Other assets	3,199	3,245

Total assets	$671,155	$668,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,802	$7,758
Accrued compensation and related liabilities	16,273	29,010
Accrued liabilities	18,168	17,010
Restructuring obligations	16,921	17,964
Deferred revenue	111,315	101,172

Total current liabilities	170,479	172,914
Deferred rent obligations	13,560	14,539
Restructuring obligations, less current portion	27,815	31,098
Deferred revenue, less current portion	8,177	9,288
Other long-term liabilities	5,985	6,281

Total liabilities	226,016	234,120

Stockholders’ equity:
Common stock	179	179
Additional paid-in capital	5,198,060	5,189,566
Accumulated other comprehensive loss	(3,319)	(3,688)
Accumulated deficit	(4,749,781)	(4,752,006)

Total stockholders’ equity	445,139	434,051

Total liabilities and stockholders’ equity	$671,155	$668,171

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended December 31,
	2009	2008
Revenues:
Subscription and maintenance	$58,373	$54,081
Services and other	27,298	32,006

Total revenues	85,671	86,087

Cost of revenues:
Subscription and maintenance	12,674	11,648
Services and other	19,462	19,798
Amortization of acquired technology and customer intangible assets	1,327	1,388

Total cost of revenues	33,463	32,834

Gross profit	52,208	53,253

Operating expenses:
Sales and marketing	28,302	27,577
Research and development	11,146	10,904
General and administrative	10,697	11,603
Insurance reimbursement	—	(7,527)
Amortization of other intangible assets	104	210
Restructuring and integration	—	1,701

Total operating expenses	50,249	44,468

Income from operations	1,959	8,785
Interest and other income (expense), net	321	(5,016)

Income before income taxes	2,280	3,769
Provision for income taxes	55	342

Net income	$2,225	$3,427

Net income per share—basic and diluted	$0.03	$0.04

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended December 31,
	2009	2008
Operating activities:
Net income	$2,225	$3,427
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	46	131
Depreciation	1,839	1,946
Amortization of intangible assets	1,431	1,598
Stock-based compensation	13,523	9,526
Restructuring	—	1,701
Other-than-temporary impairment of long-term investments	499	1,414
Changes in operating assets and liabilities:
Accounts receivable	(52)	2,814
Prepaid expenses and other assets	(889)	1,307
Accounts payable	79	(2,483)
Accrued compensation and related liabilities	(12,815)	(6,711)
Accrued liabilities	(85)	(755)
Deferred revenue	9,030	2,626
Restructuring obligations	(4,326)	(5,706)

Net cash provided by operating activities	10,505	10,835

Investing activities:
Purchases of property and equipment	(1,386)	(2,253)
Purchases of long-term investments, net of sales	(7,631)	726

Net cash used in investing activities	(9,017)	(1,527)

Financing activities:
Proceeds from issuance of common stock	27	45
Repurchase of common stock	(5,056)	(678)

Net cash used in financing activities	(5,029)	(633)

Effect of foreign exchange rate changes on cash and cash equivalents	(7)	66
Net change in cash and cash equivalents	(3,548)	8,741
Cash and cash equivalents at beginning of period	130,881	86,804

Cash and cash equivalents at end of period	$127,333	$95,545

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company”), is the leading provider of on-demand spend management solutions. The Company’s mission is to transform the way companies of all sizes, industries, and geographies operate by delivering software, service, and network solutions that enable them to holistically source, contract, procure, pay, manage, and analyze their spend and supplier relationships. Delivered on-demand, the Company’s enterprise-class offerings empower companies to achieve greater control of their spend and drive continuous improvements in financial and supply chain performance. Ariba Spend Management solutions are easy to use, cost effective and quick to deploy and integrate with enterprise resource planning (“ERP”) and other software systems. More than 1,000 companies, including more than half of the companies on the Fortune 500 list published in April 2009, use Ariba solutions to manage their spend from sourcing and orders through invoicing and payment. In addition, over 210,000 registered suppliers, offering a wide array of goods and services, are connected to the Ariba Supplier Network. The Company was incorporated in Delaware in September 1996.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2010. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 filed on November 25, 2009 with the Securities and Exchange Commission (“SEC”). There have been no significant changes in new accounting pronouncements or in the Company’s critical accounting policies that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, other than the adoption of changes to accounting for multiple-deliverable revenue arrangements and arrangements that include software elements on October 1, 2009 as described in “Recently Adopted Accounting Pronouncements” below.

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

The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of a security, whether the security is new and not yet established in the marketplace, and other characteristics particular to a transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. When observable prices are not available, the Company either uses implied pricing from similar instruments or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those it believes market participants would use in pricing the asset or liability at the measurement date. See Note 8 for fair value related to the Company’s cash equivalents, short-term investments, long-term investments and restricted cash.

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

No customer accounted for more than 10% of total revenues for the three months ended December 31, 2009 and 2008. No customer accounted for more than 10% of net accounts receivable as of December 31, 2009 and September 30, 2009.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued changes to accounting for business combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. These changes were effective for the Company on October 1, 2009. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued changes to accounting for noncontrolling interests in consolidated financial statements. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, these changes revise the accounting for both increases and decreases in a parent’s controlling ownership interest and are effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. These changes were effective for the Company on October 1, 2009. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.

In April 2008, the FASB issued changes in determining the useful life of intangible assets. The standard changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. These changes are effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. These changes were effective for the Company on October 1, 2009. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued changes to measuring liabilities at fair value. The standard changes provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. These changes were effective for the Company on October 1, 2009. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.

In September 2009, the FASB issued changes to accounting for multiple-deliverable revenue arrangements, and arrangements that include software elements. These changes require entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated among the various deliverables in a multi-element transaction using the relative selling price method. These changes remove tangible products from the scope of software revenue guidance and provide guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. These changes should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company early adopted this standard at the beginning of its first quarter for fiscal year 2010 on a prospective basis for applicable transactions originating or materially modified after September 30, 2009. There were no material impacts during the quarter nor does the Company currently expect a material impact in the year ended September 30, 2010. See “Revenue Recognition” below.

Recent Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company will adopt this standard on October 1, 2010. The adoption is not expected to have an impact on the Company’s consolidated financial statements.

Revenue Recognition

Substantially all of the Company’s revenues are derived from the following sources: (i) subscription software solutions on a multi-tenant basis and single-tenant basis either hosted or behind the firewall; (ii) maintenance and support related to existing single-tenant perpetual licenses; and, (iii) services, including implementation services, strategic consulting services, sourcing services, managed services, training, education, premium support and other miscellaneous services. The subscription software solutions include technical support and product updates. The significant majority of the Company’s subscription software solutions are time-based license and are based on the number of users or other usage criteria. The Company’s multiple element arrangements typically include a combination of: (i) subscription software solutions; and, (ii) a services arrangement, on either a fixed fee for access to specific services over time or a time and materials basis.

The Company licenses its subscription software through its direct sales force and indirectly through resellers. Sales made through resellers are recognized at the time that the Company has received persuasive evidence of an end user customer and all other criteria are met as defined below. The license agreements for the Company’s subscription software generally do not provide for a right of return, and historically product returns have not been significant. The Company does not recognize revenue on agreements subject to refund or cancellation rights until such rights to refund or cancel have expired. Direct sales force commissions are accounted for as sales and marketing expense at the time of sale, when the liability is incurred and is reasonably estimable.

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product or service has occurred; the fee is fixed or determinable; and, collectibility is probable.

Certain of the Company’s contracts include performance incentive payments based on market volume and/or savings generated, as defined in the respective contracts. Revenue from such arrangements is recognized when those thresholds are achieved.

In September 2009, the FASB issued new guidance on accounting for multiple deliverable revenue arrangements. The new guidance:

(i)	provides updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii)	requires an entity to establish an estimated selling prices (“ESP”) for all deliverables when vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price does not exist; and,

(iii)	eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method.

The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal year 2010 on a prospective basis for applicable transactions originating or materially modified after September 30, 2009. The new guidance allows for deliverables with stand alone value in a multi-element arrangement for which revenue was previously deferred due to undelivered elements not having VSOE of selling price to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement.

For transactions entered into prior to the first quarter of fiscal year 2010, the Company allocated revenue to each element in a multiple element arrangement based on its respective fair value. The Company’s determination of the fair value of each element in a multiple element arrangement was based on VSOE of selling price, which is limited to the price when sold separately. Revenue from subscription software, hosting and sourcing solutions services was primarily recognized ratably over the term of the arrangement, commencing with the initial customer access date. Revenue allocated to maintenance and support was recognized ratably over the maintenance term (typically one year). Revenue allocated to software implementation, process improvement, training and other services was recognized as the services are performed or as milestones are achieved or if bundled with a subscription or time-based arrangement or in circumstances where VSOE of selling price could not be established for undelivered service elements, was recognized, ratably over the term of the access agreement. In circumstances where the Company provided services as part of a multi-element arrangement with subscription software, both the subscription software revenue and service revenue were recognized under the lesser of proportional performance method based on hours or ratable over the subscription term. When revenue associated with multiple element arrangements was recognized and more than one element in that arrangement did not have VSOE of selling price, the Company first allocated revenue on the statement of operations to those elements for which VSOE of selling price was available and the residual was allocated to those elements that did not have VSOE of selling price.

The Company does sell implementation services, strategic consulting, training and other services in stand-alone engagements. Maintenance and support are sold separately through renewals of annual contracts. As a result, the Company has used and intends to continue using VSOE of selling price to allocate the arrangement consideration to each of these deliverables. Consistent with its methodology under previous accounting guidance, the Company determines VSOE of selling price based on its normal pricing and discounting practices for the specific service when sold separately. In determining VSOE of selling price, the Company requires that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical stand-alone transactions falling within plus or minus 15% of the median rates. In addition, the Company considers the geographies in which the services are sold and major service groups in determining VSOE of selling price.

However, the Company is not always able to establish VSOE of selling price for all deliverables in an arrangement with multiple elements. This may be due to the Company infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE of selling price cannot be established, as in the case for all subscription software solutions along with certain services, the Company attempts to establish selling price of each element based on TPE of selling price. TPE of selling price is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a level of differentiation such that the comparable pricing of software solutions and services with similar functionality and delivery cannot be obtained. Furthermore, the Company is rarely able to reliably determine what similar competitors’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE of selling price.

For contracts signed or substantially modified after October 1, 2009, and within the scope of the new guidance, the Company uses ESP in its allocation of arrangement consideration when the Company is unable to establish selling price using VSOE or TPE. The objective of ESP is to determine the price at which the Company would transact a sale if the subscription software or other services were sold on a stand-alone basis. ESP is generally used for offerings not priced within a narrow range, and it applies to a majority of the Company’s arrangements with multiple deliverables.

The Company determines ESP for all deliverables that do not have VSOE of selling price by considering multiple factors which include, but are not limited to the following: (i) substantive renewal rates contained within an arrangement for subscription software solutions; (ii) gross margin objectives and internal costs for services; and, (iii) pricing practices, market conditions and competitive landscape. The determination of ESP is made through consultation with and approval by the Company’s management, taking into consideration the go-to-market strategy.

The Company regularly reviews VSOE, TPE, and ESP and maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the quarter nor does the Company currently expect a material impact in the year ended September 30, 2010 from changes in VSOE, TPE, or ESP.

The impact during the three months ended December 31, 2009 of the new guidance was not material to the Company’s reported revenues or results of operations. In terms of the timing and pattern of revenue recognition, the new guidance is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements. The impact on future periods will vary based on the nature and volume of new deals in any given period.

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

The Company follows the guidance set forth by the FASB to accounting for the development of its on-demand application service. This guidance requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and to amortize such costs over the software’s estimated useful life

Income taxes

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

The Company follows the guidance set forth by the FASB to accounting for uncertainty in income taxes. The guidance contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.

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

During the three months ended December 31, 2009 and 2008, the Company recorded $158,000 and $102,000, respectively, of stock-based compensation expense associated with employee stock purchase plan programs.

During the three months ended December 31, 2009, the Company granted 105,250 shares of restricted common stock to certain employees with a fair value of $1.2 million. This amount is being amortized over the vesting period of the individual restricted common stock grants, which is three years. During the three months ended December 31, 2008, the Company granted 141,000 shares of restricted common stock to certain employees with a fair value of $1.4 million. This amount is being amortized over the vesting period of the individual restricted common stock grants, which is three years.

In November 2009, the Company granted 1.3 million restricted stock units to executive officers and certain key employees with a fair value of $14.3 million, based on the current fair value of the Company’s shares at the grant date, whose vesting and the number of units are contingent upon meeting performance milestones related to subscription software revenues, as well as a service requirement. If the performance milestones exceed the target, the granted restricted stock units can vest up to 200%. The restricted stock units will not vest if the performance milestones are not achieved.

In October 2008, the Company granted restricted stock units to executive officers and certain key employees, whose vesting and the number of units are contingent upon meeting a 2009 performance milestone related to subscription software revenues for the year ended September 30, 2009, a 2010 performance milestone related to subscription software revenues established by the Compensation Committee of the Board of Directors in October 2009, as well as a service requirement. The number of units that vested upon meeting the performance milestone for the year ended September 30, 2009 was 848,250 units with a fair value of $7.3 million, based on the current fair value of the Company’s shares at the grant date. In October 2009, the Compensation Committee of the Board of Directors established the 2010 performance milestone related to subscription software revenues for the year ended September 30, 2010. The number of units that vest upon meeting the performance milestone for the year ended September 30, 2010 is up to 1.7 million units with a fair value of $19.0 million, based on the current fair value of the Company’s shares at the grant date. The restricted stock units will not vest if the performance milestone is not achieved.

During the three months ended December 31, 2009 and 2008, the Company recorded $12.1 million and $8.6 million, respectively, of stock-based compensation expense associated with restricted stock grants. As of December 31, 2009, there was $45.2 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan in the form of common stock with a value of $1.2 million and $804,000 in the three months ended December 31, 2009 and 2008, respectively.

Total stock-based compensation of $13.5 million and $9.5 million was recorded in the three months ended December 31, 2009 and 2008, respectively, to various operating expense categories as follows (in thousands):

	Three Months Ended December 31,
	2009	2008
Cost of revenues—subscription and maintenance	$934	$625
Cost of revenues—services and other	1,434	1,030
Sales and marketing	5,715	3,882
Research and development	1,377	1,424
General and administrative	4,063	2,565

Total	$13,523	$9,526

Derivative Financial Instruments

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

As of December 31, 2009, the notional amounts of the forward contracts held to sell and purchase U.S. dollars in exchange for other major international currencies were $5.2 million and $23.7 million, respectively, and the unrealized loss on these contracts was $14,000. The notional principal amounts for derivative instruments provided one measure of the transaction volume outstanding as of December 31, 2009, and do not represent the amount of the Company’s exposure to credit or market loss. The Company has determined that the gross exposure for both market and credit risk are deemed immaterial.

The fair value of the foreign currency forward contracts not designated as hedges in the condensed consolidated balance sheet were $220,000 included in prepaid expense and other current assets and $234,000 included in other current liabilities as of December 31, 2009. The effects of the foreign currency forward contracts not designated as hedges on net income was a loss of $284,000 for the three months ended December 31, 2009, included in interest and other income (expense), net on the condensed consolidated statement of operations.

Subsequent Events

The Company evaluated subsequent events through February 5, 2010, the date this Quarterly Report on Form 10-Q was filed with the SEC.

Note 2—Other Intangible Assets

The table below reflects changes or activity in the balances related to other intangible assets for the three months ended December 31, 2009 (in thousands):

	Useful Life	December 31, 2009			September 30, 2009
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	24 months	$13,300	$(13,300)	$—	$13,300	$(12,998)	$302
Contracts and related customer relationships	72 months	80,881	(64,652)	16,229	80,881	(63,627)	17,254
Trade names/ trademarks	24 months	2,200	(2,200)	—	2,200	(2,158)	42
Non-competition agreements	24 months	600	(600)	—	600	(538)	62

Total		$96,981	$(80,752)	$16,229	$96,981	$(79,321)	$17,660

Amortization of other intangible assets for the three months ended December 31, 2009 totaled $1.4 million. Of the total, amortization of $1.3 million related to contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three months ended December 31, 2009. Amortization of $104,000 primarily related to trade names/trademarks and non-competition agreements was recorded as operating expense in the three months ended December 31, 2009.

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

As of December 31, 2009, estimated future amortization expense related to intangible assets is $3.1 million for the remainder of fiscal year 2010, $4.1 million in fiscal year 2011, $4.1 million in fiscal year 2012, $4.1 million in fiscal year 2013 and $854,000 in fiscal year 2014.

Note 3—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 150,000 square feet in this facility. The Company currently subleases two buildings, totaling 396,000 square feet, to third parties. These subleases expire in January 2013. The remaining 170,000 square feet is available for sublease. Minimum monthly lease payments are approximately $3.4 million and escalate annually, with the total future minimum lease payments amounting to $135.4 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit backed by cash equivalents, totaling $28.8 million as of December 31, 2009, as a form of security through fiscal year 2013. Also, the Company is required by other lease agreements to hold an additional $401,000 of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $29.2 million is classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2009.

The Company occupies 91,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. This location consists principally of the Company’s services organization and administrative activities.

The Company occupies approximately 26,000 square feet of office space in Atlanta, Georgia under a lease that expires in June, 2013. Operations at this location consist principally of our sales, sales support and administrative activities.

The Company leases certain equipment, software and its facilities under various noncancelable operating with various expiration dates through 2017. Rental expense was $6.2 million and $5.8 million for the three months ended December 31, 2009 and 2008, respectively. This expense was reduced by sublease income of $2.8 million and $2.5 million for the three months ended December 31, 2009 and 2008, respectively.

The following table summarizes future minimum lease payments and sublease income under noncancelable operating leases as of December 31, 2009 (in thousands):

Period Ending September 30,	Lease Payments	Contractual Sublease Income
2010	$36,423	$9,353
2011	48,886	13,078
2012	50,765	13,775
2013	20,084	4,489
2014	3,591	—
Thereafter	7,895	—

Total	$167,644	$40,695

Of the total operating lease commitments noted above, $58.2 million is for occupied properties and $109.4 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring and integration costs

The following table details accrued restructuring and integration obligations and related activity through December 31, 2009 (in thousands):

	Severance and benefits	Lease abandonment costs	Asset impairment	Total restructuring and integration costs
Accrued restructuring obligations as of October 1, 2008	$660	$60,386	$—	$61,046
Cash paid	(4,554)	(18,179)	—	(22,733)
Total charge to operating expense	3,936	6,813	88	10,837
Asset impairment applied to asset balances	—	—	(88)	(88)

Accrued restructuring obligations as of September 30, 2009	$42	$49,020	$—	49,062
Cash paid	(42)	(4,284)	—	(4,326)

Accrued restructuring obligations as of December 31, 2009	$—	$44,736	$—	44,736

Less: current portion				16,921

Accrued restructuring obligations, less current portion				$27,815

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. The Company recorded a charge of $1.7 million in the three months ended December 31, 2008 in connection with workforce reductions in the current economic environment to better align its expenses with its revenues.

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Sunnyvale, California and Pittsburgh, Pennsylvania. Total lease abandonment costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. As of December 31, 2009, $44.7 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013.

The Company’s lease abandonment accrual is net of $51.6 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $40.7 million as of December 31, 2009, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at December 31, 2009, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the lease, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the Company’s Sunnyvale, California headquarters by approximately $1.2 million as of December 31, 2009.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of December 31, 2009.

Litigation

IPO Class Action Litigation

In 2001, a number of purported shareholder class action complaints related to the Company’s and FreeMarkets’ initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against the Company and FreeMarkets, Inc. (“FreeMarkets”), certain of the two companies’ former officers and directors, and the underwriters who handled the IPOs. These consolidated complaints were then further consolidated, along with similar complaints filed against over 300 other issuers in connection with their initial public offerings, before a single judge for case management purposes. After many years of litigation and appeals related to the sufficiency of the pleadings and class certification, the parties have agreed to a settlement of the entire litigation, which was approved by the Court on October 5, 2009. Under the settlement, neither the Company nor FreeMarkets will be required to make any payment. Notices of appeal have been filed by various objectors of the Court’s order. As of December 31, 2009, no amount is accrued as a loss is not considered probable or estimable.

Patent Litigation with Emptoris, Inc.

On April 19, 2007, the Company sued Emptoris, Inc. (“Emptoris”) in the United States District Court for the Eastern District of Texas for patent infringement. On October 29, 2008, after a seven day jury trial, the Company received a verdict that Emptoris willfully infringed one Company patent and also infringed a second Company patent. The jury awarded the Company approximately $4.9 million in damages. On January 7, 2009, the Court issued its judgment which affirmed the jury’s damage award of $4.9 million and further ordered Emptoris to pay the Company $207,000 for pre-judgment interest, $1.4 million in enhanced damages due to the willfulness finding, and the Company’s costs of Court which have been calculated to be $164,000. In its judgment, the Court also issued an injunction against Emptoris. On January 22, 2009, the Court entered an amended judgment which assessed additional damages of $168,000 against Emptoris based on its infringing conduct during the period after trial through December 4, 2008. Emptoris filed an appeal of the trial Court’s judgment. On January 8, 2010, the United States Court of Appeals for the Federal Circuit affirmed the judgment.

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

As of December 31, 2009, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding.

Note 4—Income Taxes

The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to the Company’s tax audits. However, there can be no assurances as to the possible outcomes. The unrecognized tax benefits decreased by approximately $296,000 in the three months ended December 31, 2009, primarily due to the impact of foreign exchange rates and expiring statutes of limitations. It is reasonably possible that the Company’s existing liabilities for unrecognized tax benefits may decrease within the next twelve months by approximately $3.2 million primarily due to the expiration of statutes of limitation in a foreign jurisdiction.

Note 5—Stockholders’ Equity

Stock-Based Compensation Plans

A summary of the activity related to the Company’s restricted common stock is presented below for the three months ended December 31, 2009:

	Three Months Ended December 31, 2009
	Number of Shares	Weighted- Average Fair Value
Nonvested at beginning of period	5,245,588	$9.90
Granted	105,250	$11.34
Vested	(1,969,845)	$10.31
Forfeited	(26,015)	$10.81

Nonvested at end of period	3,354,978	$9.71

The fair value of stock awards vested was $22.5 million and $9.3 million for the three months ended December 31, 2009 and 2008, respectively.

The nonvested share roll forward presented above excludes the restricted stock units granted in the three months ended December 31, 2009. See Stock-Based Compensation in Note1—Description of Business and Summary of Significant Accounting Policies.

A summary of the activity related to the Company’s stock options is presented below:

	Three Months Ended December 31, 2009
	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	583,655	$16.95
Exercised	(3,747)	$7.09
Forfeited	(12,775)	$24.12

Outstanding and exercisable at end of period	567,133	$16.79	$1,579,000

The total intrinsic value of options exercised during the three months ended December 31, 2009 and 2008 was $19,000 and $21,000, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2009 and the exercise price, multiplied by the number of shares subject to in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on the fair market value of the Company’s stock.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive income for the three months ended December 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended December 31,
	2009	2008
Net income	$2,225	$3,427
Unrealized gain (loss) on securities, net	475	(609)
Foreign currency translation adjustments	(106)	(683)

Comprehensive income	$2,594	$2,135

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive loss as of December 31, 2009 and September 30, 2009 are as follows (in thousands):

	December 31, 2009	September 30, 2009
Unrealized loss on securities	$(3,649)	$(4,124)
Foreign currency translation adjustments	330	436

Accumulated other comprehensive loss	$(3,319)	$(3,688)

Note 6—Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended December 31,
	2009	2008
Net income	$2,225	$3,427

Weighted-average common shares—basic	85,161	80,947
Add: Effect of dilutive securities	3,101	3,097

Weighted-average common shares—diluted	88,262	84,044

Net income per common share—basic	$0.03	$0.04

Net income per common share—diluted	$0.03	$0.04

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

Financial information for each reportable segment was as follows for the three months ended December 31, 2009 and 2008 (in thousands):

	Three Months Ended December 31,
	2009	2008
Revenue
—North America	$51,449	$52,075
—EMEA	19,209	20,791
—APAC	6,131	4,914
—Corporate revenue	8,882	8,307

Total revenue	$85,671	$86,087

Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Certain revenue items are not allocated to segments because they are separately managed at the corporate level. These items include Ariba Managed Procurement Services, expense reimbursement and other miscellaneous items.

	Three Months Ended December 31,
	2009	2008
	(in thousands)
Contribution margin
—North America	$25,539	$24,821
—EMEA	11,562	8,493
—APAC	2,033	717

Total segment contribution margin	$39,134	$34,031

Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include marketing costs other than direct sales and marketing, research and development costs, corporate general and administrative costs, such as legal and accounting, amortization of purchased intangibles, insurance reimbursement, restructuring and integration costs (benefit), litigation provision, interest and other income (expense), net and provision for income taxes.

The reconciliation of segment information to the Company’s net income (loss) before income taxes was as follows for the three months ended December 31, 2009 and 2008 (in thousands):

	Three Months Ended December 31,
	2009	2008
Segment contribution margin	$39,134	$34,031
Corporate revenue	8,882	8,307
Corporate costs, such as research and development, corporate general and administrative and other	(44,626)	(37,781)
Amortization of acquired technology and customer intangible assets	(1,327)	(1,388)
Amortization of other intangibles	(104)	(210)
Restructuring and integration	—	(1,701)
Insurance reimbursement	—	7,527
Interest and other income (expense), net	321	(5,016)

Income before income taxes	$2,280	$3,769

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

	Three Months Ended December 31,
	2009	2008
Subscription revenues	$41,228	$35,863
Maintenance revenues	17,145	18,218
Services and other revenues	27,298	32,006

Total	$85,671	$86,087

Information regarding long-lived assets in geographic areas are as follows (in thousands):

	December 31, 2009	September 30, 2009
Long-Lived Assets:
United States	$12,511	$12,976
International	1,454	1,442

Total	$13,965	$14,418

Note 8—Fair Value

As of December 31, 2009, the fair value measurements of the Company’s cash equivalents, short-term investments, long-term investments and restricted cash consisted of the following and which are categorized in the table below based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$73,507	$—	$—	$73,507
Certificates of deposit and other bank deposits	65,236	—	—	65,236
Non-U.S. government securities	21,055	—	—	21,055
U.S. government and agency securities	4,222	—	—	4,222
Auction rate securities	—	—	17,655	17,655

Total cash equivalents, investments and restricted cash	$164,020	$—	$17,655	$181,675

The table below presents reconciliations for market securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended December 31, 2009 (in thousands):

Three Months Ended December 31, 2009
Beginning balance as of October 1, 2009	$17,676
Realized losses	(499)
Unrealized gains	475
Redemptions	(100)
Accretion and other	103

Ending fair value as of December 31, 2009	$17,655

Auction Rate Securities

The Company holds a variety of interest-bearing ARS that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. As of December 31, 2009, the Company held $18.2 million in par value of student loan securities that failed to settle in auctions commencing February 2008 and $4.9 million in par value of commercial paper and credit derivative products that failed to settle in auctions commencing August 2007. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until such time as either a future auction of these investments is successful or a buyer is found outside of the auction process. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

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

Currently, we have no intent to sell these ARS investments prior to recovery nor are aware of any factors that would make such a sale of the ARS investments more likely than not. As of December 31, 2009, the Company has classified the entire ARS investment balance as long-term investments on its condensed consolidated balance sheet because of its current inability to predict that these investments will be available for settlement within the next twelve months. The Company has also modified its current investment strategy and increased its investments in more liquid money market instruments.

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

The Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value of its investment in ARS as of December 31, 2009. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $18.2 million of student loan securities and $4.9 million of commercial paper and credit derivative products was adjusted by 150 basis points (“bps”) for the student loan securities and between 250 bps and 1150 bps for the commercial paper and credit derivative products, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on this assessment of fair value, the Company determined there was a decline in the fair value of its ARS investments of $5.6 million, of which $3.6 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, the Company recorded an other-than-temporary impairment of $1.4 million in the year ended September 30, 2009 and $500,000 in the three months ended December 31, 2009. The Company evaluated the recorded other-than-temporary impairment loss of $1.9 million. Based upon the analysis completed, the Company determined that the other-than-temporary loss of $1.9 million was principally related to the credit loss on the investment. Additionally, the Company evaluated the factors related to other than credit loss, which were determined to be immaterial to the condensed consolidated financial statements.

The Company reviews its impairments in accordance with the changes issued by the FASB to fair value accounting and the recognition and presentation of other-than-temporary impairments, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the Company’s intent and ability to retain its investment for a period of time sufficient to allow for the recovery in market value to par. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, the Company may, in the near future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $3.6 million currently accounted for as a temporary decline or may be greater than the $1.9 million other-than-temporary impairment recorded through December 31, 2009.

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

Our software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. Our software is designed to integrate with all major platforms and can be accessed via a web browser. Our software can be provided as a service in an on-demand model or deployed as an installed application. In addition to application software, Ariba Spend Management solutions include implementation and strategic consulting services, education and training, commodity expertise and decision support services, benchmarking services, low-cost country sourcing services and procurement outsourcing services. Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 210,000 registered suppliers, offering a wide array of goods and services, are connected to the Ariba Supplier Network.

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

Overview of Quarter Ended December 31, 2009

Our revenues decreased slightly to $85.7 million in the three months ended December 31, 2009 compared to $86.1 million in the three months ended December 31, 2008. Services and other revenues decreased $4.7 million, or 15%, partially offset by an increase in subscription and maintenance revenues of $4.3 million, or 8%. Services and other revenues decreased in the three months ended December 31, 2009 primarily due to a decline in sourcing services revenues. Subscription revenues were $41.2 million in the three months ended December 31, 2009, as compared to $35.9 million in the three months ended December 31, 2008. This is primarily due to an increase in the demand for our subscription software products.

Operating expenses increased to $50.2 million in the three months ended December 31, 2009 compared to $44.5 million in the three months ended December 31, 2008. The increase in operating expenses is primarily attributable to an insurance reimbursement of $7.5 million in the three months ended December 31, 2008. This was partially offset by an increase in interest and other income (expense), net of $5.3 million primarily related to a decrease in foreign currency transaction losses of $4.6 million related to the strengthening of the U.S. dollar in the three months ended December 31, 2008 and a decline in other-than-temporary impairments of $0.9 million of a long-term investment in the three months ended December 31, 2009. In sum, our total net expenses, including cost of revenue and other items, increased slightly to $83.4 million in the three months ended December 31, 2009 compared to $82.7 million in the three months ended December 31, 2008, which resulted in a net income for the three months ended December 31, 2009 of $2.2 million compared to a net income of $3.4 million in the three months ended December 31, 2008.

Outlook for Fiscal Year 2010

With the increase in our backlog and continued shift in demand toward subscription software sales, we expect continued growth in subscription revenue in fiscal year 2010 compared to fiscal year 2009 but at a lower growth rate than in 2009. We also expect modest declines in maintenance and service and other revenues in fiscal year 2010 compared to fiscal year 2009 but at a lower rate of decline than in 2009. As a result, we expect total revenues to grow in fiscal year 2010 at a comparable growth rate as 2009.

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

The current economic downturn may continue to adversely impact our business. Although we believe that our spend management solutions may be even more strategic to customers during adverse economic conditions because they help companies reduce the costs of their goods and services, a weakening global economy, or decline in confidence in the economy, could, among other things, result in reduced revenues, impairment of financial and non-financial assets and reduced cash flows.

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

In addition to the impact of the global economic downturn, we believe that key risks to our revenues in fiscal year 2010 include: our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; our ability to generate organic growth; the market acceptance of spend management solutions as a standalone market category; the overall level of information technology spending; and potential further declines in average selling prices. We believe that key risks to our future operating profitability include: our ability to maintain or grow our revenues; our ability to maintain adequate utilization of our services organization; and our ability to find new tenants for abandoned space. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

Results of Operations

The following table sets forth statements of operations data for the periods indicated (in thousands, except per share data). The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Form 10-K for the fiscal year ended September 30, 2009 filed with the SEC on November 25, 2009.

	Three Months Ended December 31,
	2009	2008
Revenues:
Subscription and maintenance	$58,373	$54,081
Services and other	27,298	32,006

Total revenues	85,671	86,087

Cost of revenues:
Subscription and maintenance	12,674	11,648
Services and other	19,462	19,798
Amortization of acquired technology and customer intangible assets	1,327	1,388

Total cost of revenues	33,463	32,834

Gross profit	52,208	53,253

Operating expenses:
Sales and marketing	28,302	27,577
Research and development	11,146	10,904
General and administrative	10,697	11,603
Insurance reimbursement	—	(7,527)
Amortization of other intangible assets	104	210
Restructuring and integration	—	1,701

Total operating expenses	50,249	44,468

Income from operations	1,959	8,785
Interest and other income (expense), net	321	(5,016)

Income before income taxes	2,280	3,769
Provision for income taxes	55	342

Net income	$2,225	$3,427

Comparison of the Three Months Ended December 31, 2009 and 2008

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

Subscription and maintenance

Subscription and maintenance revenues for the three months ended December 31, 2009 were $58.4 million, an 8% increase from the $54.1 million recorded in the three months ended December 31, 2008. Subscription revenues for the three months ended December 31, 2009 were $41.2 million, a 15% increase from the $35.9 million recorded in the three months ended December 31, 2008. The increase of $5.3 million in subscription revenues was primarily due to an increase in the demand for our subscription software products and the continued growth of Ariba Supplier Network revenues. Maintenance revenues for the three months ended December 31, 2008 were $17.1 million, a slight decrease from the $18.2 million recorded in the three months ended December 31, 2008 primarily due to a decline in perpetual license revenues. We anticipate that subscription revenues will increase in fiscal year 2010 compared to fiscal year 2009, partially offset by modest declines of maintenance revenues in fiscal year 2010.

Services and other

Services and other revenues for the three months ended December 31, 2009 were $27.3 million, a 15% decrease from the $32.0 million recorded in the three months ended December 31, 2008. The decrease is attributed to a decline in sourcing services revenues in the three months ended December 31, 2009. We anticipate that services and other revenues will decline slightly in fiscal year 2010 compared to fiscal year 2009.

Cost of Revenues

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for hosting services and technical support, including stock compensation costs and facilities and equipment costs. Cost of subscription and maintenance revenues for the three months ended December 31, 2009 was $12.7 million, a slight increase from the $11.6 million recorded in the three months ended December 31, 2008. This slight increase is primarily the result of an increase in hosted support costs associated with the overall 15% increase in subscription revenues in the three months ended December 31, 2009. We anticipate that cost of subscription and maintenance expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2010 compared to the year ended September 30, 2009.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues for the three months ended December 31, 2009 was $19.5 million, a 2% decrease from the $19.8 million recorded in the three months ended December 31, 2008. This decrease is primarily the result of a decrease in compensation and benefits associated with a slight decrease in average consulting headcount. We anticipate that cost of services and other revenues will remain relatively consistent as a percentage of services and other revenues in the year ending September 30, 2010 compared to the year ended September 30, 2009.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets primarily represents the amortization of the costs allocated to technology and customer relationships in our fiscal year 2004 business combination with FreeMarkets and our fiscal year 2008 acquisition of Procuri. This expense amounted to $1.3 million and $1.4 million in the three months ended December 31, 2009 and 2008, respectively. The decrease in the three months ended December 31, 2009 is primarily attributable to assets reaching the end of their estimated useful lives. We anticipate amortization of acquired technology and customer intangible assets will decrease in the year ended September 30, 2010 compared to the year ended September 30, 2009 due to decreases in costs resulting from our merger with FreeMarkets and our acquisition of Procuri as assets reach the end of their estimated useful lives.

Gross profit

Our gross profit as a percentage of revenues remained relatively consistent for the three months ended December 31, 2009 and was 61% compared to 62% for the three months ended December 31, 2008. Subscription and maintenance revenues contributed 68% of total revenues in the three months ended December 31, 2009 as compared to 63% in the three months ended December 31, 2008, while services and other revenues contributed 32% of total revenues in the three months ended December 31, 2009 as compared to 37% in the three months ended December 31, 2008.

Operating Expenses

Sales and marketing

Sales and marketing includes costs associated with our sales, marketing and product marketing personnel, and consists primarily of compensation and benefits, commissions and bonuses, stock compensation, promotional and advertising and travel and entertainment expenses related to these personnel, as well as the provision for doubtful accounts. Sales and marketing expenses for the three months ended December 31, 2009 were $28.3 million, a 3% increase from the $27.6 million recorded in the three months ended December 31, 2008. This increase is primarily due to an increase in stock-based compensation of $1.8 million primarily related to performance-based awards based on the increase in subscription software revenues noted above partially offset by a decrease in compensation and benefits expense of $830,000 associated with a slight decrease in average sales and marketing headcount. We anticipate that sales and marketing expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2010 compared to the year ended September 30, 2009.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes employee compensation and benefits, stock compensation, consulting costs and the cost of software development tools and equipment. Research and development expenses for the three months ended December 31, 2009 were $11.1 million, a 2% increase from the $10.9 million recorded in the three months ended December 31, 2008, noting no significant change by expense type. We anticipate that research and development expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2010 compared to the year ended September 30, 2009.

General and administrative

General and administrative includes costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the three months ended December 31, 2009 were $10.7 million, an 8% decrease from the $11.6 million recorded in the three months ended December 31, 2008. This decrease is primarily due to a decrease in intellectual property related legal expenses of approximately $2.5 million associated with the patent infringement matters disclosed in Note 3 to Notes to Condensed Consolidated Financial Statements partially offset by an increase in stock-based compensation of $1.5 million primarily related to restricted stock awards. We anticipate that general and administrative expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2010 compared to the year ended September 30, 2009.

Insurance reimbursement

During the three months ended December 31, 2008, we recorded $7.5 million of income related to an insurance reimbursement for previously unreimbursed litigation costs.

Amortization of other intangible assets

Amortization of other intangible assets was $104,000 and $210,000 for the three months ended December 31, 2009 and 2008, respectively. These amounts consisted of the amortization of trade name/

trademark and non-competition agreement resulting from our merger with FreeMarkets and our acquisition of Procuri. We anticipate amortization of other intangible assets will decrease in the year ended September 30, 2010 compared to the year ended September 30, 2009 as assets reach the end of their estimated useful lives.

Restructuring and integration

We recorded a restructuring charge of $1.7 million in the three months ended December 31, 2008 in connection with workforce reductions in the current economic environment to better align our expenses with our revenues.

Interest and other income (expense), net

Interest and other income (expense), net for the three months ended December 31, 2009 was income of $321,000, compared to expense of $5.0 million recorded in the three months ended December 31, 2008. The increase is primarily attributable to a decrease in realized and unrealized foreign currency transaction losses of $4.6 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries and realized losses on foreign denominated cash balances maintained in the United States, primarily due to the U.S. dollar strengthening against the Euro, the British Pound, the Australian dollar and the Canadian dollar in the three months ended December 31, 2008. The increase is also attributable to a decline in other-than-temporary impairment of $915,000 related to a long-term investment in the three months ended December 31, 2008. These amounts were partially offset by a decrease in interest income of $303,000 based on a decline in the rate of return on investments in the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.

Provision for income taxes

Provision for income taxes for the three months ended December 31, 2009 was $55,000, compared to $342,000 in the three months ended December 31, 2008. The decrease is primarily attributable to releases of unrecognized tax benefits due to expiring statutes of limitations in the three months ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2009, we had $170.3 million in cash, cash equivalents and investments and $29.2 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $199.5 million. Our working capital on December 31, 2009 was $5.4 million. All significant cash, cash equivalents and investments are held in accounts in the United States. As of September 30, 2009, we had $166.2 million in cash, cash equivalents and investments and $29.2 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $195.4 million. Our working capital on September 30, 2009 was $1.0 million.

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

Currently, we have no intent to sell these ARS investments prior to recovery nor are aware of any factors that would make such a sale of the ARS investments more likely than not. As of December 31, 2009 and September 30, 2009, we classified the entire ARS investment balance as long-term investments on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle.

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

We have used a discounted cash flow model (“DCF”) to determine the estimated fair value of our investment in ARS as of December 31, 2009. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $18.2 million of student loan securities and $4.9 million of commercial paper and credit derivative products was adjusted by 200 basis points (“bps”) for the student loan securities and between 250 bps and 1150 bps for the commercial paper and credit derivative products, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on this assessment of fair value, we determined there was a decline in the fair value of its ARS investments of $5.6 million, of which $3.6 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, we recorded an other-than-temporary impairment of $1.4 million in the year ended September 30, 2009 and $500,000 in the three months ended December 31, 2009. As a result of adopting changes issued by the Financial Accounting Standards Board (“FASB”) to fair value accounting and the recognition and presentation of other-than-temporary impairments, we evaluated the recorded other-than-temporary impairment loss of $1.9 million. Based upon the analysis completed, we determined that the other-than-temporary loss of $1.9 million was principally related to the credit loss on the investment.

We review our impairments in accordance with the changes issued by the FASB to fair value accounting and the recognition and presentation of other-than-temporary impairments, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for the recovery in market value. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, we may, in the future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $3.6 million currently accounted for as a temporary decline or may be greater than the $1.9 million other-than-temporary impairment recorded through December 31, 2009.

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

The increase in total cash, cash equivalents, long-term investments and restricted cash of $4.1 million in the three months ended December 31, 2009 is primarily attributable to improvement in collections on outstanding accounts receivable in the three months ended December 31, 2009.

Our largest source of operating cash flows is cash collections from our customers related to our hosted on-demand software solutions and fees for product updates and support, as well as fees paid by suppliers for the Ariba Supplier Network. We also generate cash inflows from services for implementation services, consulting services and license fees charged for the use of our software products under perpetual agreements. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to leased facilities. Net cash provided by operating activities was $10.5 million for the three months ended December 31, 2009, compared to net cash provided by operating activities of $10.8 million for the three months ended December 31, 2008. Cash flows from operating activities decreased slightly due to a $7.5 million insurance reimbursement in the three months ended December 31, 2008 and payments on fiscal year 2009 bonuses in the three months ended December 31, 2009. These amounts were partially offset by improvements in collections on outstanding accounts receivable and a decline in legal payments related to patent infringement matters in the three months ended December 31, 2009.

The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments. Net cash used in investing activities was $9.0 million for the three months ended December 31, 2009, compared to net cash used in investing activities of $1.5 million for the three months ended December 31, 2008. The decrease of $7.5 million is primarily attributable to an increase in purchases of investments, net of sales of $8.4 million partially offset by a decrease in capital expenditures of $867,000 in the three months ended December 31, 2009.

The changes in cash flows from financing activities primarily relate to the repurchase of common stock shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees and the proceeds from the issuance of common stock is attributed to stock option exercises. Net cash used in financing activities was $5.0 million for the three months ended December 31, 2009, compared to net cash used in financing activities of $633,000 for the three months ended December 31, 2008. The decrease in the three months ended December 31, 2009 is related to an increase in the repurchase of common stock forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 3 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of December 31, 2009. There has been no material change in our contractual obligations and commercial commitments during the three months ended December 31, 2009 from those presented in our Annual Report on Form 10-K filed with the SEC on November 25, 2009.

Off-balance sheet arrangements

We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

Anticipated cash flows

We expect to incur significant operating costs, particularly related to services delivery costs, sales and marketing, research and development and restructuring costs, for the foreseeable future in order to execute our business plan. We anticipate that such operating costs, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenues, our ability to manage infrastructure costs, the outcome of our subleasing activities related to abandoned excess leased facilities.

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

Application of Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	Revenue recognition policies

•	Recoverability of goodwill

•	Impairment of long-lived assets

•	Lease abandonment costs

•	Fair value of auction-rate securities

•	Allowance for doubtful accounts

These critical accounting policies and estimates, their related disclosures and other accounting policies, methods and estimates have been reviewed by our senior management and audit committee. With the exception of the paragraph below, there were no significant changes in our critical accounting policies and estimates during the three months ended December 31, 2009. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2009 for a more complete discussion of our critical accounting policies and estimates.

During the three months ended December 31, 2009, the Company adopted the guidance of revenue recognition policies, which was ratified by the Financial Accounting Standards Board Emerging Issues Task Force on September 23, 2009. The Company has elected to adopt these standards in the first quarter of 2010, both prospectively and effective beginning on October 1, 2009. The adoption of this guidance is more fully discussed in Note 1 to the accompanying financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products in the United States of America, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results have been and could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. For each of the three months ended December 31, 2009 and 2008, 30% of our total net revenues were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of December 31, 2009 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain (Loss) in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	7,000	$10,167	$208
Singapore Dollar	Sell	8,000	5,634	(61)
Chinese Renminbi	Sell	35,000	5,133	8
Japanese Yen	Buy	250,000	2,770	(81)
Australian Dollar	Sell	2,000	1,783	(13)
Swiss Franc	Buy	1,200	1,156	3
Czech Koruna	Buy	16,500	993	(48)
Brazilian Real	Sell	1,000	550	(23)
Canadian Dollar	Sell	500	471	(4)
Indian Rupee	Buy	15,000	324	(3)

Total			$28,981	$(14)

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of December 31, 2009.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains or losses of approximately $2.9 million. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures. We do not expect material exchange rate gains and losses from other foreign currency exposures.

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

	Period Ending December 31, 2010	Period Ending December 31, 2011	Period Ending December 31, 2012	Period Ending December 31, 2013	Period Ending December 31, 2014	Thereafter	Total
Cash equivalents	$109,503	$—	$—	$—	$—	$—	$109,503
Average interest rate	0.31%	—	—	—	—	—	0.31%
Investments	$16,813	$8,463	$—	$—	$—	$17,655	$42,931
Average interest rate	2.21%	1.37%	—	—	—	1.61%	1.80%
Restricted cash	$—	$104	$—	$29,137	$—	$—	$29,241
Average interest rate	—	0.58%	—	0.58%	—	—	0.58%

Total investment securities	$126,316	$8,567	$—	$29,137	$—	$17,655	$181,675

The table above does not include uninvested cash of $17.8 million held as of December 31, 2009. Total cash, cash equivalents, marketable securities, investments and restricted cash as of December 31, 2009 was $199.5 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

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

As of December 31, 2009, management evaluated the effectiveness of our disclosure controls and procedures and concluded those disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The litigation discussion set forth in Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The Current Economic Downturn Has Adversely Impacted Our Business and May Adversely Impact Our Business Beyond Our Expectations.

Our business has been adversely affected by the ongoing credit crises and adverse worldwide economic conditions. Although our spend management solutions help companies reduce the cost of their goods and services and may therefore be perceived as even more strategic during adverse economic conditions, we experienced a challenging selling environment during the three months ended December 31, 2009 and the year ended September 30, 2009. Adverse economic conditions could, among other things, result in reduced revenues, increased operating losses and reduced cash flows from operations, greater than anticipated uncollectible accounts receivables and increased allowances for doubtful accounts receivable, impairment of financial and non-financial assets and increased restructuring charges.

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

For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events continue to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. We have partially hedged risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge trade and intercompany receivables and payables. There can be no assurance that our hedging strategy will be successful or that currency exchange rate fluctuations will not have a material adverse effect on our operating results. For example, in the year ended September 30, 2009 we had an increase in realized and unrealized foreign currency transaction losses of $6.7 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries and realized losses on foreign denominated cash balances maintained in the United States, primarily due to the U.S. dollar strengthening against the Euro, the British Pound, the Australian dollar and the Canadian dollar.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of December 31, 2009, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

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

We review these estimates each reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. For example, a reduction in assumed market lease rates of $0.25 per square foot per month for the remaining term of the leases, with all other assumptions remaining the same, would increase the estimated lease abandonment loss on the vacated portions of our Sunnyvale, California headquarters by $1.2 million as of December 31, 2009. Additional lease abandonment costs, resulting from the abandonment of additional facilities or changes in estimates and expectations about facilities already abandoned, could adversely affect our operating results. Our lease abandonment accrual is net of $51.6 million of estimated sublease income. Actual sublease payments due under noncancelable subleases of excess facilities totaled $40.7 million as of December 31, 2009, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at December 31, 2009, particularly if actual sublease income is significantly different from current estimates. These differences could have a material adverse effect on the Company’s operating results and cash position.

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

Although we currently have no intent to sell these ARS investments prior to recovery nor are aware of any factors that would make such a sale of the ARS investments more likely than not, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or to record all current and any future unrealized losses as a charge in our statement of operations in future quarters. See Note 8—Fair Value of Our Notes to Condensed Consolidated Financial Statements for additional information about the potential adverse impact of our investments in ARS.

We May Incur Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines recently. The balance of goodwill is $406.5 million as of December 31, 2009 and, there can be no assurance that future goodwill impairments will not occur.

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

We Rely on Third-Party Technology for Our Solutions which Might Not be Available to Us in the Future.

We must now, and may in the future have to, license or otherwise obtain access to intellectual property of third parties. For example, we are currently dependent on developers’ licenses from ERP, database, human resource and other systems software vendors in order to ensure compliance of our products with their management systems. In addition, we rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our software products to perform key functions. If we are unable to continue to license any of this software on commercially reasonable terms, or at all, we will face delays in releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our current products or require us to satisfy indemnification obligations to our customers. These delays, if they occur, could adversely affect our business.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended December 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
October 1, 2009—October 31, 2009	—	$—	—	—
November 1, 2009—November 30, 2009	442,315	11.43	—	—
December 1, 2009—December 31, 2009	—	—	—	—

Total	442,315	$11.43	—	—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Title

10.41‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2010 Performance Stock Units), by and between Ariba, Inc. and Ahmed Rubaie.

10.42‡†	Ariba, Inc.: 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2010 Performance Stock Units), by and between Ariba, Inc. and Kent Parker.

10.43‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2010 Performance Stock Units), by and between Ariba, Inc. and Kevin Costello.

10.44‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2010 Performance Stock Units), by and between Ariba, Inc. and Robert Calderoni.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Management contract or compensatory plan or arrangement.
†	A request for confidential treatment has been filed with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ AHMED RUBAIE
Ahmed Rubaie
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 5, 2010