Form 10-Q
period 2010-03-31
ARIBA INC
filed 2010-05-06
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☒            Accelerated filer  ☐

Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of March 31, 2010 was 89,885,000.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2010	September 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$151,078	$130,881
Short-term investments	21,594	12,169
Accounts receivable, less allowances of $2,334 and $2,691, respectively	19,927	19,660
Prepaid expenses and other current assets	12,653	11,235

Total current assets	205,252	173,945
Property and equipment, net	16,390	14,418
Long-term investments	21,007	23,155
Restricted cash	29,241	29,241
Goodwill	406,507	406,507
Other intangible assets, net	15,204	17,660
Other assets	3,572	3,245

Total assets	$697,173	$668,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,986	$7,758
Accrued compensation and related liabilities	19,659	29,010
Accrued liabilities	13,328	17,010
Restructuring obligations	17,131	17,964
Deferred revenue	117,936	101,172

Total current liabilities	176,040	172,914
Deferred rent obligations	11,813	14,539
Restructuring obligations, less current portion	31,974	31,098
Deferred revenue, less current portion	7,463	9,288
Other long-term liabilities	6,627	6,281

Total liabilities	233,917	234,120

Stockholders’ equity:
Common stock	180	179
Additional paid-in capital	5,210,537	5,189,566
Accumulated other comprehensive loss	(3,431)	(3,688)
Accumulated deficit	(4,744,030)	(4,752,006)

Total stockholders’ equity	463,256	434,051

Total liabilities and stockholders’ equity	$697,173	$668,171

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenues:
Subscription and maintenance	$58,756	$54,856	$117,129	$108,937
Services and other	28,374	29,837	55,672	61,843

Total revenues	87,130	84,693	172,801	170,780

Cost of revenues:
Subscription and maintenance	12,639	11,832	25,313	23,480
Services and other	19,954	18,524	39,416	38,322
Amortization of acquired technology and customer intangible assets	1,025	1,387	2,352	2,775

Total cost of revenues	33,618	31,743	67,081	64,577

Gross profit	53,512	52,950	105,720	106,203

Operating expenses:
Sales and marketing	28,641	25,927	56,943	53,504
Research and development	11,344	10,451	22,490	21,355
General and administrative	5,756	12,212	16,453	23,815
Litigation benefit	(7,000)	—	(7,000)	—
Insurance reimbursement	—	—	—	(7,527)
Amortization of other intangible assets	—	210	104	420
Restructuring costs	8,579	7,698	8,579	9,399

Total operating expenses	47,320	56,498	97,569	100,966

Income (loss) from operations	6,192	(3,548)	8,151	5,237
Interest and other income (expense), net	74	(739)	395	(5,755)

Net income (loss) before income taxes	6,266	(4,287)	8,546	(518)
Provision for income taxes	515	449	570	791

Net income (loss)	$5,751	$(4,736)	$7,976	$(1,309)

Net income (loss) per share—basic	$0.07	$(0.06)	$0.09	$(0.02)

Net income (loss) per share—diluted	$0.06	$(0.06)	$0.09	$(0.02)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended March 31,
	2010	2009
Operating activities:
Net income (loss)	$7,976	$(1,309)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	313	890
Depreciation	3,850	3,845
Amortization of intangible assets	2,456	3,195
Stock-based compensation	24,752	17,622
Restructuring costs	8,579	9,399
Other-than-temporary impairment of long-term investments	499	1,414
Impairment of property and equipment	—	4,277
Changes in operating assets and liabilities:
Accounts receivable	(580)	4,590
Prepaid expenses and other assets	(2,009)	(3,021)
Accounts payable	348	(5,303)
Accrued compensation and related liabilities	(9,671)	(4,612)
Accrued liabilities	(6,034)	(1,193)
Deferred revenue	14,967	9,285
Restructuring obligations	(8,536)	(11,944)

Net cash provided by operating activities	36,910	27,135

Investing activities:
Purchases of property and equipment	(5,822)	(3,403)
(Purchases) sales of long-term investments, net	(7,136)	715
Allocation from restricted cash, net	—	386

Net cash used in investing activities	(12,958)	(2,302)

Financing activities:
Proceeds from issuance of common stock	2,084	2,192
Repurchase of common stock	(5,864)	(1,374)

Net cash (used in) provided by financing activities	(3,780)	818

Effect of foreign exchange rate changes on cash and cash equivalents	25	181

Net change in cash and cash equivalents	20,197	25,832
Cash and cash equivalents at beginning of period	130,881	86,804

Cash and cash equivalents at end of period	$151,078	$112,636

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company”), is the leading provider of on-demand spend management solutions. The Company’s mission is to transform the way companies of all sizes, industries, and geographies operate by delivering software, service, and network solutions that enable them to holistically source, contract, procure, pay, manage, and analyze their spend and supplier relationships. Delivered on-demand, the Company’s enterprise-class offerings empower companies to achieve greater control of their spend and drive continuous improvements in financial and supply chain performance. Ariba Spend Management solutions are easy to use, cost effective and quick to deploy and integrate with enterprise resource planning (“ERP”) and other software systems. More than 1,000 companies, including more than half of the companies on the Fortune 500 list published in April 2010, use Ariba solutions to manage their spend from sourcing and orders through invoicing and payment. In addition, over 219,000 registered suppliers, offering a wide array of goods and services, are connected to the Ariba Supplier Network. The Company was incorporated in Delaware in September 1996.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2010. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 (“Form 10-K”) filed on November 25, 2009 with the SEC. There have been no significant changes in new accounting pronouncements or in the Company’s critical accounting policies that were disclosed in the Form 10-K , other than the adoption of changes to accounting for multiple-deliverable revenue arrangements and arrangements that include software elements on October 1, 2009, as described in “Recently Adopted Accounting Pronouncements” below.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates. The items that are significantly impacted by estimates include revenue recognition, the assessment of recoverability of goodwill and other intangible assets, restructuring obligations related to abandoned operating leases, the fair value of investments and collectability of accounts receivable.

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

No customer accounted for more than 10% of total revenues for the three and six months ended March 31, 2010 and 2009. No customer accounted for more than 10% of net accounts receivable as of March 31, 2010 and September 30, 2009.

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

Revenue Recognition

Substantially all of the Company’s revenues are derived from the following sources: (i) subscription software solutions on a multi-tenant basis and single-tenant basis either hosted or behind the firewall; (ii) maintenance and support related to existing single-tenant perpetual licenses; and (iii) services, including implementation services, strategic consulting services, sourcing services, managed services, training, education, premium support and other miscellaneous services. The subscription software solutions include technical support and product updates. The significant majority of the Company’s subscription software solutions are time-based license and are based on the number of users or other usage criteria. The Company’s multiple element arrangements typically include a combination of: (i) subscription software solutions; and (ii) a services arrangement, on either a fixed fee for access to specific services over time or a time and materials basis.

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

For transactions entered into prior to the first quarter of fiscal year 2010, the Company allocated revenue to each element in a multiple element arrangement based on its respective fair value. The Company’s determination of the fair value of each element in a multiple element arrangement was based on VSOE of selling price, which is limited to the price when sold separately. Revenue from subscription software, hosting and sourcing solutions services was primarily recognized ratably over the term of the arrangement, commencing with the initial customer access date. Revenue allocated to maintenance and support was recognized ratably over the maintenance term (typically one year). Revenue allocated to software implementation, process improvement, training and other services was recognized as the services are performed or as milestones are achieved or if bundled with a subscription or time-based arrangement or in circumstances where VSOE of selling price could not be established for undelivered service elements, was recognized ratably over the term of the access agreement. In circumstances where the Company provided services as part of a multi-element arrangement with subscription software, both the subscription software revenue and service revenue were recognized under the lesser of proportional performance method based on hours or ratable over the subscription term. When revenue associated with multiple element arrangements was recognized and more than one element in that arrangement did not have VSOE of selling price, the Company first allocated revenue on the statement of operations to those elements for which VSOE of selling price was available and the residual was allocated to those elements that did not have VSOE of selling price.

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

The Company determines ESP for all deliverables that do not have VSOE of selling price by considering multiple factors which include, but are not limited to the following: (i) substantive renewal rates contained within an arrangement for subscription software solutions; (ii) gross margin objectives and internal costs for services; and (iii) pricing practices, market conditions and competitive landscape. The determination of ESP is made through consultation with and approval by the Company’s management, taking into consideration the go-to-market strategy.

The Company regularly reviews VSOE, TPE, and ESP and maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the quarter nor does the Company currently expect a material impact in the year ended September 30, 2010 from changes in VSOE, TPE, or ESP.

The impact during the three and six months ended March 31, 2010 of the new guidance was not material to the Company’s reported revenues or results of operations. In terms of the timing and pattern of revenue recognition, the new guidance is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements. The impact on future periods will vary based on the nature and volume of new deals in any given period.

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

The Company follows the guidance set forth by the FASB in accounting for the development of its on-demand application service. This guidance requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and to amortize such costs over the software’s estimated useful life.

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

During the three and six months ended March 31, 2010, the Company recorded $206,000 and $364,000, respectively, of stock-based compensation expense associated with employee stock purchase plan programs. During the three and six months ended March 31, 2009, the Company recorded $144,000 and $246,000, respectively, of stock-based compensation expense associated with employee stock purchase plan programs.

During the three and six months ended March 31, 2010, the Company granted 403,000 shares and 508,000 shares, respectively, of restricted common stock to directors and certain employees, subject to a time-based service requirement, with a fair value of $4.9 million and $6.1 million, respectively. During the three and six months ended March 31, 2009, the Company granted 146,000 and 287,000 shares, respectively, of restricted common stock to directors and certain employees, subject to a time-based service requirement, with a fair value of $1.2 million and $2.6 million, respectively. These amounts are being amortized over the vesting period of the individual restricted common stock grants, which is one to three years.

In October 2008, the Company granted restricted stock units to executive officers and certain key employees. The number of units that could vest under this grant is contingent upon meeting three criteria: (1) a 2009 performance milestone related to subscription software revenues for the year ended September 30, 2009, (2) a 2010 performance milestone, established in October 2009, based upon sustained performance related to subscription software revenues for the year ended September 30, 2010, and (3) a time-based service requirement. The number of units that vested upon meeting the performance milestone for the year ended September 30, 2009 was 848,250 units with a fair value of $7.3 million, based on the then current fair value of the Company’s shares at the grant date. The number of units that could vest upon meeting the performance milestone for the year ended September 30, 2010 is up to 1.6 million units with a fair value of $18.0 million, based on the then current fair value of the Company’s shares at the grant date. The restricted stock units will not vest if the fiscal year 2010 performance milestone is not achieved.

In November 2009, the Company granted 1.3 million restricted stock units to executive officers and certain key employees with a fair value of $14.3 million, based on the then current fair value of the Company’s shares at the grant date. The number of units that could vest under this grant is contingent upon meeting three criteria: (1) a 2010 performance milestone related to subscription software revenues for the year ended September 30, 2010, (2) a 2011 performance milestone based upon sustained performance related to subscription software revenue for the year ended September 30, 2011; and (3) a time-based service requirement. If subscription software revenues exceed the fiscal year 2010 target, the granted restricted stock units can vest up to 200% of the target number of restricted shares. The restricted stock units will not vest if the fiscal year 2010 performance milestones is not achieved.

During the three months ended March 31, 2010 and 2009, the Company recorded $10.0 million and $7.1 million, respectively, of stock-based compensation expense associated with both time-based restricted stock and performance-based restricted stock units. During the six months ended March 31, 2010 and 2009, the Company recorded $22.2 million and $15.7 million, respectively, of stock-based compensation expense associated with both time-based restricted stock and performance-based restricted stock units. As of March 31, 2010, there was $39.6 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan in the form of common stock with a value of $984,000 and $861,000 in the three months ended March 31, 2010 and 2009, respectively, and of $2.2 million and $1.7 million in the six months ended March 31, 2010 and 2009, respectively.

Total stock-based compensation resulting from the ESPP, time-based service awards, performance-based awards and the 401(k) savings plan was $11.2 million and $8.1 million in the three months ended March 31, 2010 and 2009, respectively, and $24.8 million and $17.6 million in the six months ended March 31, 2010 and 2009, respectively, to various operating expense categories as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Cost of revenues—subscription and maintenance	$836	$541	$1,770	$1,166
Cost of revenues—services and other	1,328	848	2,762	1,878
Sales and marketing	5,429	3,404	11,144	7,286
Research and development	1,211	1,071	2,588	2,495
General and administrative	2,425	2,232	6,488	4,797

Total	$11,229	$8,096	$24,752	$17,622

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

As of March 31, 2010, the notional amounts of the forward contracts held to sell and purchase U.S. dollars in exchange for other major international currencies were $5.7 million and $23.3 million, respectively, and the unrealized gain on these contracts was $268,000. The notional principal amounts for derivative instruments provided one measure of the transaction volume outstanding as of March 31, 2010, and do not represent the amount of the Company’s exposure to credit or market loss. The Company has determined that the gross exposure for both market and credit risk are deemed immaterial.

The fair value of the foreign currency forward contracts not designated as hedges in the condensed consolidated balance sheet were $409,000 included in prepaid expense and other current assets and $141,000 included in other current liabilities as of March 31, 2010. The effects of the foreign currency forward contracts not designated as hedges on net income was a gain of $421,000 and $137,000 for the three and six months ended March 31, 2010, respectively, included in interest and other income (expense), net on the condensed consolidated statement of operations.

Note 2—Other Intangible Assets

The table below reflects changes or activity in the balances related to other intangible assets for the six months ended March 31, 2010 (in thousands):

	Useful Life	March 31, 2010			September 30, 2009
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	24 months	$13,300	$(13,300)	$—	$13,300	$(12,998)	$302
Contracts and related customer relationships	72 months	80,881	(65,677)	15,204	80,881	(63,627)	17,254
Trade names/ trademarks	24 months	2,200	(2,200)	—	2,200	(2,158)	42
Non-competition agreements	24 months	600	(600)	—	600	(538)	62

Total		$96,981	$(81,777)	$15,204	$96,981	$(79,321)	$17,660

Amortization of other intangible assets for the three and six months ended March 31, 2010 totaled $1.0 million and $2.5 million, respectively. Of the total, amortization of $1.0 million and $2.4 million related to contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three and six months ended March 31, 2010, respectively. Amortization of $104,000 primarily related to trade names/trademarks and non-competition agreements were recorded as operating expense in the six months ended March 31, 2010.

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

As of March 31, 2010, estimated future amortization expense related to intangible assets is $2.1 million for the remainder of fiscal year 2010, $4.1 million in fiscal year 2011, $4.1 million in fiscal year 2012, $4.1 million in fiscal year 2013 and $854,000 in fiscal year 2014.

Note 3—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 150,000 square feet in this facility. The Company currently subleases two buildings, totaling 396,000 square feet, to third parties. These subleases expire in January 2013. The remaining 170,000 square feet is available for sublease. Minimum monthly lease payments are approximately $3.5 million and escalate annually, with the total future minimum lease payments amounting to $125.1 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit backed by cash equivalents, totaling $28.8 million as of March 31, 2010, as a form of security through fiscal year 2013. Also, the

Company is required by other lease agreements to hold an additional $401,000 of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $29.2 million is classified as restricted cash on the Company’s consolidated balance sheet as of March 31, 2010.

The Company occupies 91,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. This location consists principally of the Company’s services organization and administrative activities.

The Company occupies approximately 27,000 square feet of office space in Atlanta, Georgia under a lease that expires in June, 2013. Operations at this location consist principally of our sales, sales support and administrative activities.

The Company leases certain equipment, software and its facilities under various noncancelable operating leases with various expiration dates through 2017. Rental expense was $6.1 million and $6.0 million for the three months ended March 31, 2010 and 2009, respectively, and $12.3 million and $11.8 million for the six months ended March 31, 2010 and 2009, respectively. This expense was reduced by sublease income of $2.9 million and $2.6 million for the three months ended March 31, 2010 and 2009, respectively, and $5.7 million and $5.1 million for the six months ended March 31, 2010 and 2009, respectively.

The following table summarizes future minimum lease payments and sublease income under noncancelable operating leases as of March 31, 2010 (in thousands):

Period Ending September 30,	Lease Payments	Contractual Sublease Income
2010	$24,237	$6,187
2011	48,770	12,970
2012	50,729	13,656
2013	20,063	4,450
2014	3,600	—
Thereafter	7,848	—

Total	$155,247	$37,263

Of the total operating lease commitments noted above, $54.1 million is for occupied properties and $101.1 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring and integration costs

The following table details accrued restructuring and integration obligations and related activity through March 31, 2010 (in thousands):

	Severance and benefits	Lease abandonment costs	Asset impairment	Total restructuring and integration costs
Accrued restructuring obligations as of October 1, 2008	$660	$60,386	$—	$61,046
Cash paid	(4,554)	(18,179)	—	(22,733)
Total charge to operating expense	3,936	6,813	88	10,837
Asset impairment applied to asset balances	—	—	(88)	(88)

Accrued restructuring obligations as of September 30, 2009	$42	$49,020	$—	49,062
Cash paid	(42)	(8,494)	—	(8,536)
Total charge to operating expense	—	8,579		8,579

Accrued restructuring obligations as of March 31, 2010	$—	$49,105	$—	49,105

Less: current portion				17,131

Accrued restructuring obligations, less current portion				$31,974

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. The Company recorded a charge of $797,000 and $2.5 million for the three and six months ended March 31, 2009, respectively, related to severance benefit costs based on the then current economic environment to better align its expenses with its revenues.

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Sunnyvale, California. Total lease abandonment costs include lease liabilities offset by sublease income, and were based on market trend information analyses. As of March 31, 2010, $49.1 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013. In the three months ended March 31, 2010, the Company revised its estimates for sublease commencement dates based on the remaining terms of the lease in Sunnyvale, California and continued soft market conditions in the Northern California real estate market, resulting in a charge of $8.6 million. The Company’s lease abandonment accrual is net of $37.3 million of sublease income as of March 31, 2010.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of March 31, 2010.

Other accruals

In the three months ended March 31, 2010, the Company released a $3.1 million accrual based upon the assessment that the previously accrued contingency now has less than a remote probability of potential loss.

Litigation

Patent Litigation with Emptoris, Inc.

On April 19, 2007, the Company sued Emptoris, Inc. (“Emptoris”) in the United States District Court for the Eastern District of Texas for patent infringement. On October 29, 2008, after a seven day jury trial, the Company received a verdict that Emptoris willfully infringed one Company patent and also infringed a second Company patent. The jury awarded the Company approximately $4.9 million in damages. On January 7, 2009, the Court issued its judgment which affirmed the jury’s damage award of $4.9 million and further ordered Emptoris to pay the Company $207,000 for pre-judgment interest, $1.4 million in enhanced damages due to the willfulness finding, and the Company’s costs of Court which have been calculated to be $164,000. In its judgment, the Court also issued an injunction against Emptoris. On January 22, 2009, the Court entered an amended judgment which assessed additional damages of $168,000 against Emptoris based on its infringing conduct during the period after trial through December 4, 2008. Emptoris filed an appeal of the trial Court’s judgment. On January 8, 2010, the United States Court of Appeals for the Federal Circuit affirmed the judgment. During the three months ended March 31, 2010, the Company received $7.0 million in satisfaction of the monetary portion of the judgment, and the Company recorded $7.0 million of income related to this matter.

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

As of March 31, 2010, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding.

Note 4—Income Taxes

The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to the Company’s tax audits. However, there can be no assurances as to the possible outcomes. The unrecognized tax benefits did not materially change in the three months ended March 31, 2010. It is reasonably possible that the Company’s existing liabilities for unrecognized tax benefits may decrease within the next twelve months by approximately $3.2 million primarily due to the expiration of statutes of limitation in a foreign jurisdiction.

Note 5—Stockholders’ Equity

Stock-Based Compensation Plans

A summary of the activity related to the Company’s restricted common stock is presented below for the six months ended March 31, 2010:

	Six Months Ended March 31, 2010
	Number of Shares	Weighted- Average Fair Value
Nonvested at beginning of period	5,245,588	$9.90
Granted	508,143	$11.96
Vested	(2,638,219)	$10.12
Forfeited	(106,114)	$10.56

Nonvested at end of period	3,009,398	$9.31

The fair value of stock awards vested was $8.1 million for each of the three months ended March 31, 2010 and 2009 and $30.6 million and $17.4 million for the six months ended March 31, 2010 and 2009, respectively.

The nonvested shares roll forward presented above excludes the restricted stock units granted in the six months ended March 31, 2010. See Stock-Based Compensation in Note 1—Description of Business and Summary of Significant Accounting Policies.

A summary of the activity related to the Company’s stock options is presented below:

	Six Months Ended March 31, 2010
	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	583,655	$16.95
Exercised	(5,665)	$7.95
Forfeited	(18,421)	$26.69

Outstanding and exercisable at end of period	559,569	$16.66	$1,695,000

The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $5,000 and $365,000, respectively, and was $24,000 and $387,000 during the six months ended March 31, 2010 and 2009, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2010 and the exercise price, multiplied by the number of shares subject to in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. This amount changes based on the fair market value of the Company’s stock.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive income (loss) for the three and six months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net income (loss)	$5,751	$(4,736)	$7,976	$(1,309)
Unrealized gain (loss) on securities	165	—	640	(609)
Foreign currency translation adjustments	(277)	(438)	(383)	(1,121)

Comprehensive income (loss)	$5,639	$(5,174)	$8,233	$(3,039)

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive loss as of March 31, 2010 and September 30, 2009 are as follows (in thousands):

	March 31, 2010	September 30, 2009
Unrealized loss on securities	$(3,484)	$(4,124)
Foreign currency translation adjustments	53	436

Accumulated other comprehensive loss	$(3,431)	$(3,688)

Note 6—Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net income (loss)	$5,751	$(4,736)	$7,976	$(1,309)

Weighted-average common shares outstanding—basic	86,578	82,416	85,869	81,681
Add: Effect of dilutive securities	2,175	4,792	2,638	5,401

Weighted-average common shares—diluted	88,753	87,208	88,507	87,082

Net income (loss) per common share—basic	$0.07	$(0.06)	$0.09	$(0.02)

Net income (loss) per common share—diluted	$0.06	$(0.06)	$0.09	$(0.02)

Note 7—Segment Information

The Company has three geographic operating segments: North America; Europe, Middle-East and Africa (“EMEA”); and Asia-Pacific (“APAC”). The segments are determined in accordance with how management views and evaluates the Company’s business and based on the aggregation criteria. Future changes to this organizational structure or the business may result in changes to the reportable segments disclosed. The Company markets its products in the United States of America and in foreign countries through its direct sales force and indirect sales channels.

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with GAAP. Management measures the performance of each segment based on several metrics, including contribution margin. Asset data is not reviewed by management at the segment level.

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

Financial information for each reportable segment was as follows for the three and six months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenue
—North America	$53,079	$51,732	$104,528	$103,806
—EMEA	19,355	20,613	38,564	41,403
—APAC	5,984	5,446	12,115	10,360
—Corporate revenue	8,712	6,902	17,594	15,211

Total revenue	$87,130	$84,693	$172,801	$170,780

Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Certain revenue items are not allocated to segments because they are separately managed at the corporate level. These items include Ariba Managed Procurement Services, expense reimbursement and other miscellaneous items.

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Contribution margin
—North America	$25,493	$24,805	$51,032	$49,625
—EMEA	6,657	9,286	14,304	17,779
—APAC	1,570	1,431	3,603	2,147

Contribution margin	$33,720	$35,522	$68,939	$69,551

Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include marketing costs other than direct sales and marketing, research and development costs, corporate general and administrative costs, such as legal and accounting, amortization of purchased intangibles, litigation benefit, insurance reimbursement, restructuring costs, interest and other income (expense), net and provision for income taxes.

The reconciliation of segment information to the Company’s net income (loss) before income taxes was as follows for the three and six months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Segment contribution margin	$33,720	$35,522	$68,939	$69,551
Corporate revenue	8,712	6,902	17,594	15,211
Corporate costs, such as research and development, corporate general and administrative and other	(33,636)	(36,677)	(74,347)	(74,458)
Amortization of acquired technology and customer intangible assets	(1,025)	(1,387)	(2,352)	(2,775)
Litigation benefit	7,000	—	7,000	—
Insurance reimbursement	—	—	—	7,527
Amortization of other intangible assets	—	(210)	(104)	(420)
Restructuring costs	(8,579)	(7,698)	(8,579)	(9,399)
Interest and other income (expense), net	74	(739)	395	(5,755)

Net income (loss) before income taxes	$6,266	$(4,287)	$8,546	$(518)

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Subscription revenues	$42,305	$36,380	$83,533	$72,243
Maintenance revenues	16,451	18,476	33,596	36,694
Services and other revenues	28,374	29,837	55,672	61,843

Total	$87,130	$84,693	$172,801	$170,780

Information regarding long-lived assets in geographic areas are as follows (in thousands):

	March 31, 2010	September 30, 2009
Long-Lived Assets:
United States	$15,048	$12,976
International	1,342	1,442

Total	$16,390	$14,418

Note 8—Fair Value

As of March 31, 2010, the fair value measurements of the Company’s cash equivalents, short-term investments, long-term investments and restricted cash consisted of the following and which are categorized in the table below based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$72,815	$—	$—	$72,815
Certificates of deposit and other bank deposits	85,623	—	—	85,623
Non-U.S. government securities	20,817	—	—	20,817
U.S. government and agency securities	4,193	—	—	4,193
Auction rate securities	—	—	17,591	17,591

Total cash equivalents, investments and restricted cash	$183,448	$—	$17,591	$201,039

The table below presents reconciliations for market securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended March 31, 2010 (in thousands):

Six Months Ended March 31, 2010
Beginning balance as of October 1, 2009	$17,676
Realized losses	(499)
Unrealized gains	475
Redemptions	(225)
Accretion and other	164

Ending fair value as of March 31, 2010	$17,591

Auction Rate Securities

The Company holds a variety of interest-bearing Auction Rate Securities (“ARS”) that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. As of March 31, 2010, the Company held $18.1 million in par value of student loan securities that failed to settle in auctions commencing February 2008 and $4.9 million in par value of commercial paper and credit derivative products that failed to settle in auctions commencing August 2007. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until such time as either a future auction of these investments is successful or a buyer is found outside of the auction process. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

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

Currently, we have no intent to sell these ARS investments prior to recovery nor are aware of any factors that would make such a sale of the ARS investments more likely than not. As of March 31, 2010, the Company has classified the entire ARS investment balance as long-term investments on its condensed consolidated balance sheet because of its current inability to predict that these investments will be available for settlement within the next twelve months. The Company has also modified its current investment strategy and increased its investments in more liquid money market instruments.

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

The Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value of its investment in ARS as of March 31, 2010. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $18.1 million of student loan securities and $4.9 million of commercial paper and credit derivative products was adjusted by 150 basis points (“bps”) for the student loan securities and between 250 bps and 1100 bps for the commercial paper and credit derivative products, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on this assessment of fair value, the Company determined there was a decline in the fair value of its ARS investments of $5.6 million, of which $3.6 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, the Company recorded an other-than-temporary impairment of $1.4 million in the year ended September 30, 2009 and $499,000 in the six months ended March 31, 2010. Based upon its analysis of this impairment, the Company determined that the other-than-temporary loss of $1.9 million was principally related to the credit loss on the investment. Additionally, the Company evaluated the factors related to other than credit loss, which were determined to be immaterial to the condensed consolidated financial statements.

The Company reviews its impairments in accordance with the changes issued by the FASB to fair value accounting and the recognition and presentation of other-than-temporary impairments, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the Company’s intent and ability to retain its investment for a period of time sufficient to allow for the recovery in market value to par. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, the Company may, in the near future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $3.6 million currently accounted for as a temporary decline or may be greater than the $1.9 million other-than-temporary impairment recorded through March 31, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in any forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading “Risk Factors” in Part II of this Form 10-Q and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings.

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

Our software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. Our software is designed to integrate with all major platforms and can be accessed via a web browser. Our software can be provided as a service in an on-demand model or deployed as an installed application. In addition to application software, Ariba Spend Management solutions include implementation and strategic consulting services, education and training, commodity expertise and decision support services, benchmarking services, low-cost country sourcing services and procurement outsourcing services. Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 219,000 registered suppliers, offering a wide array of goods and services, are connected to the Ariba Supplier Network.

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

Overview of Quarter Ended March 31, 2010

Our revenues increased to $87.1 million in the three months ended March 31, 2010 compared to $84.7 million in the three months ended March 31, 2009. Subscription and maintenance revenues increased $3.9 million, or 7%, partially offset by a decrease in services and other revenues of $1.5 million, or 5%. Subscription revenues were $42.3 million in the three months ended March 31, 2010, as compared to $36.4 million in the three months ended March 31, 2009. This is primarily due to an increase in the demand for our subscription software products. Services and other revenues decreased in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to a decline in sourcing services revenues.

Operating expenses decreased to $47.3 million in the three months ended March 31, 2010 compared to $56.5 million in the three months ended March 31, 2009. The decrease in operating expenses is primarily attributable to a litigation benefit of $7.0 million related to the Emptoris matter in the three months ended March 31, 2010. In sum, our total net expenses, including cost of revenue and other items, decreased to $81.4 million in the three months ended March 31, 2010 compared to $89.4 million in the three months ended March 31, 2009, which resulted in a net income for the three months ended March 31, 2010 of $5.8 million compared to a net loss of $4.7 million in the three months ended March 31, 2009.

Outlook for Fiscal Year 2010

With the increase in customer demand and continued shift in demand toward subscription software sales, we expect continued growth in subscription revenue in fiscal year 2010 compared to fiscal year 2009 but at a lower growth rate than in 2009. We also expect modest declines in maintenance and service and other revenues in fiscal year 2010 compared to fiscal year 2009 but at a lower rate of decline than in 2009. As a result, we expect total revenues to grow in fiscal year 2010 at a slightly increased growth rate compared to fiscal year 2009.

We plan to continue to carefully monitor expenses in fiscal year 2010. We expect that total expenses, excluding expenses for amortization of intangibles, stock-based compensation and restructuring and integration, will grow, if at all, at a lower rate than revenues. Our expense outlook includes targeted investments in our business that are dependent on economic conditions in fiscal year 2010. As a result of our revenue and expense outlooks, we anticipate continued improvement in our results from operations, before giving effect to these excluded expenses.

We believe that our success for the remainder of fiscal year 2010 will depend largely on our ability to: (1) renew our subscription or time-based revenues, including on-demand software fees, maintenance fees, and fees for certain services; (2) sell bundled solution offerings that include both technology and expert services; and (3) capitalize on new revenue opportunities, such as collecting fees for the Ariba Supplier Network and selling on-demand spend management solutions to smaller and mid-market customers.

In addition to the macro-economic impact, we believe that key risks to our revenues in the remainder of fiscal year 2010 include: our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; our ability to generate organic growth; the market acceptance of spend management solutions as a standalone market category; the overall level of information technology spending; and potential declines in average selling prices. We believe that key risks to our future operating profitability include: our ability to maintain or grow our revenues; and our ability to maintain adequate utilization of our services organization. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenues:
Subscription and maintenance	$58,756	$54,856	$117,129	$108,937
Services and other	28,374	29,837	55,672	61,843

Total revenues	87,130	84,693	172,801	170,780

Cost of revenues:
Subscription and maintenance	12,639	11,832	25,313	23,480
Services and other	19,954	18,524	39,416	38,322
Amortization of acquired technology and customer intangible assets	1,025	1,387	2,352	2,775

Total cost of revenues	33,618	31,743	67,081	64,577

Gross profit	53,512	52,950	105,720	106,203

Operating expenses:
Sales and marketing	28,641	25,927	56,943	53,504
Research and development	11,344	10,451	22,490	21,355
General and administrative	5,756	12,212	16,453	23,815
Litigation benefit	(7,000)	—	(7,000)	—
Insurance reimbursement	—	—	—	(7,527)
Amortization of other intangible assets	—	210	104	420
Restructuring and integration	8,579	7,698	8,579	9,399

Total operating expenses	47,320	56,498	97,569	100,966

Income (loss) from operations	6,192	(3,548)	8,151	5,237
Interest and other (expense) income, net	74	(739)	395	(5,755)

Net income (loss) before income taxes	6,266	(4,287)	8,546	(518)
Provision for income taxes	515	449	570	791

Net income (loss)	$5,751	$(4,736)	$7,976	$(1,309)

Comparison of the Three and Six Months Ended March 31, 2010 and 2009

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

Subscription and maintenance

Subscription and maintenance revenues for the three months ended March 31, 2010 were $58.8 million, a 7% increase from the $54.9 million recorded in the three months ended March 31, 2009. Subscription revenues for the three months ended March 31, 2010 were $42.3 million, a 16% increase from the $36.4 million recorded in the three months ended March 31, 2009. The increase of $5.9 million in subscription revenues was primarily due to an increase in the demand for our subscription software products and the continued growth of Ariba Supplier Network revenues. Maintenance revenues for the three months ended March 31, 2009 were $16.5 million, an 11% decrease from the $18.5 million recorded in the three months ended March 31, 2009 primarily due to a decline in perpetual license revenues.

Subscription and maintenance revenues for the six months ended March 31, 2010 were $117.1 million, an 8% increase from the $108.9 million recorded in the six months ended March 31, 2009. Subscription revenues for the six months ended March 31, 2010 were $83.5 million, a 16% increase from the $72.2 million recorded in the six months ended March 31, 2009. The increase of $11.3 million in subscription revenues was primarily due to an increase in the demand for our subscription software products. Maintenance revenues for the six months ended March 31, 2010 were $33.6 million, an 8% decrease from the $36.7 million recorded in the six months ended March 31, 2009 primarily due to a decline in perpetual license revenues. We anticipate that subscription revenues will increase in fiscal year 2010 compared to fiscal year 2009, partially offset by modest declines of maintenance revenues in fiscal year 2010.

Services and other

Services and other revenues for the three months ended March 31, 2010 were $28.4 million, a 5% decrease from the $29.8 million recorded in the three months ended March 31, 2009. Services and other revenues for the six months ended March 31, 2010 were $55.7 million, a 10% decrease from the $61.8 million recorded in the six months ended March 31, 2009. The decrease in both periods is attributed to a decline in sourcing services revenues in the three and six months ended March 31, 2010. We anticipate that services and other revenues will remain relatively consistent in fiscal year 2010 compared to fiscal year 2009.

Cost of Revenues

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for hosting services and technical support, including stock compensation costs and facilities and equipment costs. Cost of subscription and maintenance revenues for the three months ended March 31, 2010 was $12.6 million, a 7% increase from the $11.8 million recorded in the three months ended March 31, 2009. Cost of subscription and maintenance revenues for the six months ended March 31, 2010 was $25.3 million, an 8% increase over the $23.5 million recorded in the six months ended March 31, 2009. These increases are primarily the result of an increase in hosted support costs associated with the increase in subscription revenues in the three and six months ended March 31, 2010. We anticipate that cost of subscription and maintenance expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2010 compared to the year ended September 30, 2009.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues for the three months ended March 31, 2010 was $20.0 million, an 8% increase from the $18.5 million recorded in the three months ended March 31, 2009. Cost of services and other revenues for the six months ended March 31, 2010 was $39.4 million, a 3% increase from the $38.3 million recorded in the six months ended March 31, 2009. This increase in both periods is primarily the result of a slight increase in stock-based compensation expense in the three and six months ended March 31, 2010. We anticipate that cost of services and other revenues will increase slightly as a percentage of services and other revenues in the year ending September 30, 2010 compared to the year ended September 30, 2009.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets primarily represents the amortization of the costs allocated to technology and customer relationships in our fiscal year 2004 business combination with FreeMarkets, Inc. (“FreeMarkets”) and our fiscal year 2008 acquisition of Procuri, Inc (“Procuri”). This expense amounted to $1.0 million and $1.4 million in the three months ended March 31, 2010 and 2009, respectively, and $2.4 million and $2.8 million in the six months ended March 31, 2010 and 2009, respectively. The decrease in the three and six months ended March 31, 2010 is primarily attributable to assets reaching the end of their estimated useful lives. We anticipate amortization of acquired technology and customer intangible assets will decrease in the year ended September 30, 2010 compared to the year ended September 30, 2009 due to decreases in costs resulting from our merger with FreeMarkets and our acquisition of Procuri as assets reach the end of their estimated useful lives.

Gross profit

Our gross profit as a percentage of revenues remained relatively consistent at 61% for the three and six months ended March 31, 2010 compared to 63% for the three months ended March 31, 2009 and 62% for the six months ended March 31, 2009.

Operating Expenses

Sales and marketing

Sales and marketing includes costs associated with our sales, marketing and product marketing personnel, and consists primarily of compensation and benefits, commissions and bonuses, stock compensation, promotional and advertising and travel and entertainment expenses related to these personnel, as well as the provision for doubtful accounts. Sales and marketing expenses for the three months ended March 31, 2010 were $28.6 million, a 10% increase from the $25.9 million recorded in the three months ended March 31, 2009. This increase is primarily due to an increase in stock-based compensation of $2.0 million related to performance-based awards based on the increase in subscription software revenues noted and an increase in sales commission expense of $1.0 million related to the increase in revenues noted above. These increases were partially offset by a decrease in bad debt expense of $492,000 due to the aging of certain outstanding receivables balances in the three months ended March 31, 2009.

Sales and marketing expenses for the six months ended March 31, 2010 were $56.9 million, a 6% increase from the $53.5 million recorded in the six months ended March 31, 2009. This increase is primarily due to an increase in stock-based compensation of $3.9 million related to performance-based awards based on the increase in subscription software revenues noted above. This increase was partially offset by a decrease in bad debt expense of $577,000 due to the aging of certain outstanding receivables balances in the six months ended March 31, 2009. We anticipate that sales and marketing expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2010 compared to the year ended September 30, 2009.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes employee compensation and benefits, stock compensation, consulting costs and the cost of software development tools and equipment. Research and development expenses for the three months ended December 31, 2010 were $11.3 million, a 9% increase from the $10.5 million recorded in the three months ended March 31, 2009, noting no significant change by expense type. Research and development expenses for the six months ended March 31, 2010 were $22.5 million, a 5% decrease from the $21.4 million recorded in the six months ended March 31, 2009, noting no significant change by expense type. We anticipate that research and development expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2010 compared to the year ended September 30, 2009.

General and administrative

General and administrative includes costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the three months ended March 31, 2010 were $5.8 million, a 53% decrease from the $12.2 million recorded in the three months ended March 31, 2009. This decrease is primarily due to an impairment of $4.3 million in the three month ended March 31, 2009 associated with capitalized costs related to an enterprise resource planning (“ERP”) system for finance and human resources and a decrease in expenses of $3.1 million based upon management’s assessment that a previously accrued contingency now has less than a remote probability of potential loss.

General and administrative expenses for the six months ended March 31, 2010 were $16.5 million, a 31% decrease from the $23.8 million recorded in the six months ended March 31, 2009. This decrease is primarily due to an impairment of $4.3 million in the six month ended March 31, 2009 associated with capitalized costs related to an enterprise resource planning (“ERP”) system for finance and human resources, a decrease in expenses of $3.1 million based upon management’s assessment that a previously accrued contingency now has less than a remote probability of potential loss, a decrease in intellectual property related legal expenses of approximately $2.7 million associated with the patent infringement matters disclosed in Note 3 to Notes to Condensed Consolidated Financial Statements partially offset by an increase in stock-based compensation of $1.7 million primarily related to restricted stock awards. We anticipate that general and administrative expenses will decrease as a percentage of revenues in the year ending September 30, 2010 compared to the year ended September 30, 2009.

Litigation benefit

During the three and six months ended March 31, 2010, we recorded $7.0 million of income related to the Emptoris matter. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Insurance reimbursement

During the six months ended March 31, 2009, we recorded $7.5 million of income related to an insurance reimbursement for previously unreimbursed litigation costs.

Amortization of other intangible assets

Amortization of other intangible assets was zero and $210,000 for the three months ended March 31, 2010 and 2009, respectively, and $104,000 and $420,000 for the six months ended March 31, 2010 and 2009, respectively, which primarily consisted of amortization of trademark intangible assets acquired from our merger with FreeMarkets and our acquisition of Procuri. We anticipate amortization of other intangible assets will decrease in the year ended September 30, 2010 compared to the year ended September 30, 2009 as assets reach the end of their estimated useful lives.

Restructuring and integration

We recorded a restructuring charge of $8.6 million in the three months ended March 31, 2010 due to the revision of our estimates for sublease commencement dates based on the remaining terms of the lease in Sunnyvale, California and continued soft market conditions in the Northern California real estate market.

We recorded a restructuring charge of $7.7 million and $9.4 million in the three and six months ended March 31, 2009. In the three months ended March 31, 2009, we revised our estimates for sublease commencement dates and sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market, resulting in a charge of $6.8 million. The remaining charge of $885,000 and $2.6 million in the three and six months ended March 31, 2009, respectively, primarily related to severance benefit costs based on the then current economic environment to better align our expenses with our revenues.

Interest and other income (expense), net

Interest and other income (expense), net for the three months ended March 31, 2010 was income of $74,000, compared to expense of $739,000 recorded in the three months ended March 31, 2009. The increase is primarily attributable to a decrease in realized and unrealized foreign currency transaction losses of $846,000 on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries and realized losses on foreign denominated cash balances maintained in the United States, primarily due to the U.S. dollar strengthening against the Euro, the British Pound, the Australian dollar and the Canadian dollar in the three months ended March 31, 2009.

Interest and other income (expense), net for the six months ended March 31, 2010 was income of $395,000, compared to expense of $5.8 million recorded in the six months ended March 31, 2009. The increase is primarily attributable to a decrease in realized and unrealized foreign currency transaction losses of $5.4 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries and realized losses on foreign denominated cash balances maintained in the United States of America, primarily due to the U.S. dollar strengthening against the Euro, the British Pound, the Australian dollar and the Canadian dollar in the six months ended March 31, 2009. The increase is also attributable to a decline in other-than-temporary impairment of $915,000 related to a long-term investment.

Provision for income taxes

The provision for income taxes for the three months ended March 31, 2010 was $515,000, relatively consistent with the $449,000 in the three months ended March 31, 2009. The provision for income taxes for the six months ended March 31, 2010 was $570,000, compared to $791,000 in the six months ended March 31, 2010. The decrease is primarily attributable to releases of unrecognized tax benefits due to expiring statues of limitations in the six months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2010, we had $193.7 million in cash, cash equivalents and investments and $29.2 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $222.9 million. Our working capital on March 31, 2010 was $29.2 million. All significant cash, cash equivalents and investments are held in accounts in the United States of America. As of September 30, 2009, we had $166.2 million in cash, cash equivalents and investments and $29.2 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $195.4 million. Our working capital on September 30, 2009 was $1.0 million.

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

Currently, we have no intent to sell these ARS investments prior to recovery nor are aware of any factors that would make such a sale of the ARS investments more likely than not. As of March 31, 2010 and September 30, 2009, we classified the entire ARS investment balance as long-term investments on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle.

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

We have used a discounted cash flow model (“DCF”) to determine the estimated fair value of our investment in ARS as of March 31, 2010. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $18.1 million of student loan securities and $4.9 million of commercial paper and credit derivative products was adjusted by 150 basis points (“bps”) for the student loan securities and between 250 bps and 1100 bps for the commercial paper and credit derivative products, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on this assessment of fair value, we determined there was a decline in the fair value of its ARS investments of $5.6 million, of which $3.6 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, we recorded an other-than-temporary impairment of $1.4 million in the year ended September 30, 2009 and $499,000 in the six months ended March 31, 2010. As a result of adopting changes issued by the Financial Accounting Standards Board (“FASB”) to fair value accounting and the recognition and presentation of other-than-temporary impairments, we evaluated the recorded other-than-temporary impairment loss of $1.9 million. Based upon the analysis completed, we determined that the other-than-temporary loss of $1.9 million was principally related to the credit loss on the investment.

We review our impairments in accordance with the changes issued by the FASB to fair value accounting and the recognition and presentation of other-than-temporary impairments, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for the recovery in market value. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, we may, in the future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $3.6 million currently accounted for as a temporary decline or may be greater than the $1.9 million other-than-temporary impairment recorded through March 31, 2010.

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

Our largest source of operating cash flows is cash collections from our customers related to our hosted on-demand software solutions and fees for product updates and support, as well as fees paid by suppliers for the Ariba Supplier Network. We also generate cash inflows from services for implementation services, consulting services and license fees charged for the use of our software products under perpetual agreements. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to leased facilities. Net cash provided by operating activities was $36.9 million for the six months ended March 31, 2010, compared to net cash provided by operating activities of $27.1 million for the six months ended March 31, 2009. Cash flows from operating activities increased primarily due to higher net income in the six months ended March 31, 2010 as compared to the six months ended March 31, 2009.

The changes in cash flows from investing activities primarily relates to acquisitions and the timing of purchases, maturities and sales of our investments. Net cash used in investing activities was $13.0 million for the six months ended March 31, 2010, compared to net cash used in investing activities of $2.3 million for the six months ended March 31, 2009. The decrease of $10.7 million is primarily attributable to an increase in purchases of investments, net of sales of $7.9 million and an increase in capital expenditures of $2.4 million primarily related to computer hardware for data storage in the six months ended March 31, 2010.

The changes in cash flows from financing activities primarily relate to the repurchase of common stock shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees and the proceeds from the issuance of common stock is attributed to stock option exercises. Net cash used in financing activities was $3.8 million for the six months ended March 31, 2010, compared to net cash provided by financing activities of $818,000 for the six months ended March 31, 2009. The decrease in the six months ended March 31, 2010 is related to an increase in the repurchase of common stock forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 3 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of March 31, 2010. There has been no material change in our contractual obligations and commercial commitments during the three months ended March 31, 2010 from those presented in our Annual Report on Form 10-K filed with the SEC on November 25, 2009.

Off-balance sheet arrangements

We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

Anticipated cash flows

We expect to incur significant operating costs, particularly related to services delivery costs, sales and marketing, research and development and restructuring costs, for the foreseeable future in order to execute our business plan. We anticipate that such operating costs, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenues and our ability to manage infrastructure costs.

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

These critical accounting policies and estimates, their related disclosures and other accounting policies, methods and estimates have been reviewed by our senior management and audit committee. There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2010. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations

contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2009 for a more complete discussion of our critical accounting policies and estimates.

During the six months ended March 31, 2010, the Company adopted the guidance of revenue recognition policies, which was ratified by the Financial Accounting Standards Board Emerging Issues Task Force on September 23, 2009. The Company has elected to adopt these standards in the first quarter of 2010, both prospectively and effective beginning on October 1, 2009. The adoption of this guidance is more fully discussed in Note 1 of Notes to Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products in the United States of America, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results have been and could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. For the three months ended March 31, 2010 and 2009, 29% and 31%, respectively, of our total net revenues were derived from customers outside of the United States of America. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of March 31, 2010 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain (Loss) in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	7,000	$9,766	$335
Singapore Dollar	Sell	7,500	5,374	12
Chinese Renminbi	Sell	35,000	5,128	(1)
Japanese Yen	Buy	300,000	3,316	(75)
Swiss Franc	Buy	1,200	1,164	(26)
Czech Koruna	Buy	16,500	918	(19)
Australian Dollar	Sell	1,000	910	(7)
British Pounds	Sell	500	806	47
Canadian Dollar	Sell	750	725	(13)
Brazilian Real	Sell	1,000	568	7
Indian Rupee	Buy	12,000	260	8

Total			$28,935	$268

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of March 31, 2010.

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

	Period Ending March 31, 2011	Period Ending March 31, 2012	Period Ending March 31, 2013	Period Ending March 31, 2014	Period Ending March 31, 2015	Thereafter	Total
Cash equivalents	$129,197	$—	$—	$—	$—	$—	$129,197
Average interest rate	0.34%	—	—	—	—	—	0.34%
Investments	$21,594	$3,416	$—	$—	$—	$17,591	$42,601
Average interest rate	1.66%	0.65%	—	—	—	2.54%	1.94%
Restricted cash	$—	$104	$29,137	$—	$—	$—	$29,241
Average interest rate	—	0.58%	0.58%	—	—	—	0.58%

Total investment securities	$150,791	$3,520	$29,137	$—	$—	$17,591	$201,039

The table above does not include uninvested cash of $21.9 million held as of March 31, 2010. Total cash, cash equivalents, investments and restricted cash as of March 31, 2010 was $222.9 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

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

As of March 31, 2010, management evaluated the effectiveness of our disclosure controls and procedures and concluded those disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The litigation discussion set forth in Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

A restated description of the risk factors associated with our business is set forth below, which should be read in conjunction with risks disclosed elsewhere herein, including “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Outlook for Fiscal Year 2010”.

The Current Economic Downturn Has Adversely Impacted Our Business and May Adversely Impact Our Business Beyond Our Expectations.

Our business has been adversely affected by the ongoing credit crises and adverse worldwide economic conditions. Although our spend management solutions help companies reduce the cost of their goods and services and may therefore be perceived as even more strategic during adverse economic conditions, we experienced a challenging selling environment during the three and six months ended March 31, 2010 and the year ended September 30, 2009. Adverse economic conditions could, among other things, result in reduced revenues, increased operating losses and reduced cash flows from operations, greater than anticipated uncollectible accounts receivables and increased allowances for doubtful accounts receivable, impairment of financial and non-financial assets and increased restructuring charges.

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

For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events continue to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. We have partially hedged risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge trade and intercompany receivables and payables. There can be no assurance that our hedging strategy will be successful or that currency exchange rate fluctuations will not have a material adverse effect on our operating results. For example, in the year ended September 30, 2009 we had an increase in realized and unrealized foreign currency transaction losses of $6.7 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries and realized losses on foreign denominated cash balances maintained in the United States of America, primarily due to the U.S. dollar strengthening against the Euro, the British Pound, the Australian dollar and the Canadian dollar.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of March 31, 2010, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

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

•	because we recognize revenue from subscription to our on-demand services over the term of the agreements, downturns or upturns in sales may not be immediately reflected in our operating results;

•	we may not successfully achieve market penetration in our newly targeted markets, including target customers we characterize as middle-market companies;

•	we may incur costs at a higher than forecasted rate as we expand our on-demand operations; and,

•	product quality issues may affect forecasted adoptions and renewals.

We May Incur Additional Restructuring Charges that Adversely Affect Our Operating Results.

We have recorded significant restructuring charges relating to the abandonment of numerous leased facilities, including most notably portions of our Sunnyvale, California headquarters. For example, in the three months ended March 31, 2010, we revised our estimates for sublease commencement dates based on the remaining terms of the lease in Sunnyvale, California and continued soft market conditions in the Northern

California real estate market, resulting in a charge of $8.6 million. Additional lease abandonment costs, resulting from the abandonment of additional facilities could adversely affect our operating results.

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

Litigation Could Seriously Harm Our Business.

There can be no assurance that future litigation will not have a material adverse effect on our business, financial position, results of operations or cash flows, or that the amount of any accrued losses is sufficient for any actual losses that may be incurred. See Note 3 of Notes to the Condensed Consolidated Financial Statements.

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

We May Incur Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines recently. The balance of goodwill is $406.5 million as of March 31, 2010 and, there can be no assurance that future goodwill impairments will not occur.

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

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. We have 45 patents issued in the United States of America, but may not develop other proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States of America and, in the case of our solutions, because the validity, enforceability and type of protection of proprietary rights in these technologies are uncertain and evolving. If we fail to adequately protect our proprietary rights, we may lose customers.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon settlement of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended March 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
January 1, 2010—January 31, 2010	—	$—	—	—
February 1, 2010—February 28, 2010	63,998	12.63	—	—
March 1, 2010—March 31, 2010	—	—	—	—

Total	63,998	$12.63	—	—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 5.	Other Information

Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders in Alpharetta, Georgia on February 26, 2010. Of the 89,031,367 shares outstanding and entitled to vote at the meeting, 75,332,349 shares were present or represented by proxy at the meeting. At the meeting, the following actions were voted upon:

a. Election of Thomas F. Monahan as a director of the Company’s board of directors to serve until the Company’s 2013 annual meeting of stockholders or until his successor is duly elected and qualified.

For:	63,177,990
Against:	0
Withheld:	1,255,414
Broker Non-Votes:	10,898,945

b. Election of Karl E. Newkirk as a director of the Company’s board of directors to serve until the Company’s 2013 annual meeting of stockholders or until his successor is duly elected and qualified.

For:	61,135,248
Against:	0
Withheld:	3,298,156
Broker Non-Votes:	10,898,945

c. Election of Richard F. Wallman as a director of the Company’s board of directors to serve until the Company’s 2013 annual meeting of stockholders or until his successor is duly elected and qualified.

For:	61,176,304
Against:	0
Withheld:	3,257,100
Broker Non-Votes:	10,898,945

d. Ratification of the appointment of Ernst & Young LLP as the Company’s independent public accountants for the fiscal year ending September 30, 2010

For:	74,599,808
Against:	631,093
Abstain:	101,448

Item 6.	Exhibits

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ AHMED RUBAIE
Ahmed Rubaie
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 6, 2010