Form 10-Q
period 2010-06-30
ARIBA INC
filed 2010-08-05
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of June 30, 2010 was 90,400,000.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2010	September 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$167,728	$130,881
Short-term investments	18,922	12,169
Restricted cash	104	—
Accounts receivable, less allowances of $2,531 and $2,691, respectively	19,899	19,660
Prepaid expenses and other current assets	8,651	11,235

Total current assets	215,304	173,945
Property and equipment, net	16,425	14,418
Long-term investments	23,353	23,155
Restricted cash, less current portion	29,137	29,241
Goodwill	406,507	406,507
Other intangible assets, net	14,179	17,660
Other assets	3,582	3,245

Total assets	$708,487	$668,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,474	$7,758
Accrued compensation and related liabilities	26,333	29,010
Accrued liabilities	15,590	17,010
Restructuring obligations	17,148	17,964
Deferred revenue	107,504	101,172

Total current liabilities	177,049	172,914
Deferred rent obligations	10,463	14,539
Restructuring obligations, less current portion	27,664	31,098
Deferred revenue, less current portion	7,076	9,288
Other long-term liabilities	6,704	6,281

Total liabilities	228,956	234,120

Stockholders’ equity:
Common stock	181	179
Additional paid-in capital	5,222,220	5,189,566
Accumulated other comprehensive loss	(3,114)	(3,688)
Accumulated deficit	(4,739,756)	(4,752,006)

Total stockholders’ equity	479,531	434,051

Total liabilities and stockholders’ equity	$708,487	$668,171

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Subscription and maintenance	$60,768	$55,411	$177,897	$164,348
Services and other	32,481	28,463	88,153	90,306

Total revenues	93,249	83,874	266,050	254,654

Cost of revenues:
Subscription and maintenance	13,045	12,158	38,358	35,638
Services and other	21,700	18,551	61,116	56,873
Amortization of acquired technology and customer intangible assets	1,025	1,388	3,377	4,163

Total cost of revenues	35,770	32,097	102,851	96,674

Gross profit	57,479	51,777	163,199	157,980

Operating expenses:
Sales and marketing	31,337	25,515	88,280	79,019
Research and development	11,622	10,787	34,112	32,142
General and administrative	9,369	9,301	25,822	33,116
Litigation benefit	—	—	(7,000)	—
Insurance reimbursement	—	—	—	(7,527)
Amortization of other intangible assets	—	210	104	630
Restructuring costs	—	1,438	8,579	10,837

Total operating expenses	52,328	47,251	149,897	148,217

Income from operations	5,151	4,526	13,302	9,763
Interest and other (expense) income, net	(454)	(265)	(59)	(6,020)

Net income before income taxes	4,697	4,261	13,243	3,743
Provision for income taxes	423	367	993	1,158

Net income	$4,274	$3,894	$12,250	$2,585

Net income per share—basic and diluted	$0.05	$0.05	$0.14	$0.03

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended June 30,
	2010	2009
Operating activities:
Net income	$12,250	$2,585
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	576	1,383
Depreciation	5,857	5,777
Amortization of intangible assets	3,481	4,793
Stock-based compensation	36,272	25,262
Restructuring costs	8,579	10,837
Other-than-temporary impairment of long-term investments	499	1,414
Impairment of property and equipment	—	4,277
Changes in operating assets and liabilities:
Accounts receivable	(815)	4,989
Prepaid expenses and other assets	2,114	(3,725)
Accounts payable	2,800	(4,684)
Accrued compensation and related liabilities	(3,408)	(873)
Accrued liabilities	(5,242)	(1,653)
Deferred revenue	4,052	14,569
Restructuring obligations	(12,829)	(17,791)

Net cash provided by operating activities	54,186	47,160

Investing activities:
Purchases of property and equipment	(7,864)	(4,755)
Purchases of long-term investments, net	(5,948)	(17,280)
Allocation from restricted cash, net	—	400

Net cash used in investing activities	(13,812)	(21,635)

Financing activities:
Proceeds from issuance of common stock	2,248	2,354
Repurchase of common stock	(5,864)	(2,389)

Net cash used in financing activities	(3,616)	(35)

Effect of foreign exchange rate changes on cash and cash equivalents	89	(108)

Net change in cash and cash equivalents	36,847	25,382
Cash and cash equivalents at beginning of period	130,881	86,804

Cash and cash equivalents at end of period	$167,728	$112,186

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company”), is the leading provider of collaborative business commerce solutions. Ariba combines industry-leading software as a service (“SaaS”) technology to optimize the complete commerce lifecycle with the world’s largest web-based community to discover, connect and collaborate with a global network of trading partners and expert capabilities to augment internal resources and skills, delivering everything needed to control costs, minimize risk, improve profits and enhance cash flow and operations, all in the Ariba® Commerce Cloud. Over 300,000 companies, including more than 80 percent of the Fortune 500, use Ariba’s solutions to drive more efficient inter-enterprise commerce. The Company was incorporated in Delaware in September 1996.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2010. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 (“Form 10-K”) filed on November 25, 2009 with the SEC. There have been no significant changes in new accounting pronouncements or in the Company’s critical accounting policies that were disclosed in the Form 10-K, other than the adoption of changes to accounting for multiple-deliverable revenue arrangements and arrangements that include software elements on October 1, 2009, as described in “Recently Adopted Accounting Pronouncements” below.

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

No customer accounted for more than 10% of total revenues for the three and nine months ended June 30, 2010 and 2009. No customer accounted for more than 10% of net accounts receivable as of June 30, 2010 and September 30, 2009.

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

In April 2008, the FASB issued changes in determining the useful life of intangible assets. The standard changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. These changes are effective for fiscal years beginning after December 15, 2008 and early adoption was prohibited. These changes were effective for the Company on October 1, 2009. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.

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

The impact during the three and nine months ended June 30, 2010 of the new guidance was not material to the Company’s reported revenues or results of operations. In terms of the timing and pattern of revenue recognition, the new guidance is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements. The impact on future periods will vary based on the nature and volume of new deals in any given period.

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

During the three and nine months ended June 30, 2010, the Company recorded $156,000 and $520,000, respectively, of stock-based compensation expense associated with employee stock purchase plan programs. During the three and nine months ended June 30, 2009, the Company recorded $147,000 and $393,000, respectively, of stock-based compensation expense associated with employee stock purchase plan programs.

During the three and nine months ended June 30, 2010, the Company granted 516,000 shares and 1.0 million shares, respectively, of restricted common stock to directors and certain employees, subject to a time-based service requirement, with a fair value of $7.8 million and $13.9 million, respectively. During the three and nine months ended June 30, 2009, the Company granted 1.0 million and 1.3 million shares, respectively, of restricted common stock to directors and certain employees, subject to a time-based service requirement, with a fair value of $9.8 million and $12.4 million, respectively. These amounts are being amortized over the vesting period of the individual restricted common stock grants, which is one to three years.

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

During the three months ended June 30, 2010 and 2009, the Company recorded $10.5 million and $6.5 million, respectively, of stock-based compensation expense associated with both time-based restricted stock and performance-based restricted stock units. During the nine months ended June 30, 2010 and 2009, the Company recorded $32.6 million and $22.2 million, respectively, of stock-based compensation expense associated with both time-based restricted stock and performance-based restricted stock units. As of June 30, 2010, there was $36.6 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan in the form of common stock with a value of $895,000 and $952,000 in the three months ended June 30, 2010 and 2009, respectively, and of $3.1 million and $2.6 million in the nine months ended June 30, 2010 and 2009, respectively.

Total stock-based compensation resulting from the ESPP, time-based service awards, performance-based awards and the 401(k) savings plan was $11.5 million and $7.6 million in the three months ended June 30, 2010 and 2009, respectively, and $36.3 million and $25.3 million in the nine months ended June 30, 2010 and 2009, respectively, to various operating expense categories as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues—subscription and maintenance	$775	$567	$2,545	$1,733
Cost of revenues—services and other	1,279	840	4,041	2,718
Sales and marketing	5,678	3,003	16,822	10,289
Research and development	1,396	1,150	3,984	3,645
General and administrative	2,392	2,080	8,880	6,877

Total	$11,520	$7,640	$36,272	$25,262

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

As of June 30, 2010, the notional amounts of the forward contracts held to sell and purchase U.S. dollars in exchange for other major international currencies were $6.6 million and $19.4 million, respectively, and the unrealized gain on these contracts was $537,000. The notional principal amounts for derivative instruments provided one measure of the transaction volume outstanding as of June 30, 2010, and do not represent the amount of the Company’s exposure to credit or market loss. The Company has determined that the gross exposure for both market and credit risk are deemed immaterial.

The fair value of the foreign currency forward contracts not designated as hedges in the condensed consolidated balance sheet were $615,000 included in prepaid expense and other current assets and $78,000 included in other current liabilities as of June 30, 2010. The effects of the foreign currency forward contracts not designated as hedges on net income was a gain of $297,000 and $434,000 for the three and nine months ended June 30, 2010, respectively, included in interest and other (expense) income, net on the condensed consolidated statement of operations.

Note 2—Other Intangible Assets

The table below reflects changes or activity in the balances related to other intangible assets for the nine months ended June 30, 2010 (in thousands):

	Useful Life	June 30, 2010			September 30, 2009
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	24 months	$13,300	$(13,300)	$—	$13,300	$(12,998)	$302
Contracts and related customer relationships	72 months	80,881	(66,702)	14,179	80,881	(63,627)	17,254
Trade names/ trademarks	24 months	2,200	(2,200)	—	2,200	(2,158)	42
Non-competition agreements	24 months	600	(600)	—	600	(538)	62

Total		$96,981	$(82,802)	$14,179	$96,981	$(79,321)	$17,660

Amortization of other intangible assets for the three and nine months ended June 30, 2010 totaled $1.0 million and $3.5 million, respectively. Of the total, amortization of $1.0 million and $3.4 million related to contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three and nine months ended June 30, 2010, respectively. Amortization of $104,000 primarily related to trade names/trademarks and non-competition agreements were recorded as operating expense in the nine months ended June 30, 2010.

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

As of June 30, 2010, estimated future amortization expense related to intangible assets is $1.0 million for the remainder of fiscal year 2010, $4.1 million in fiscal year 2011, $4.1 million in fiscal year 2012, $4.1 million in fiscal year 2013 and $854,000 in fiscal year 2014.

Note 3—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 150,000 square feet in this facility. The Company currently subleases two buildings, totaling 396,000 square feet, to third parties. These subleases expire in January 2013. The remaining 170,000 square feet is available for sublease. Minimum monthly lease payments are approximately $3.5 million and escalate annually, with the total future minimum lease payments amounting to $114.6 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit backed by cash equivalents, totaling $28.8 million as of June 30, 2010, as a form of security through January 2013. Also, the Company is required by other lease agreements to hold an additional $401,000 of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $29.2 million is classified as restricted cash on the Company’s consolidated balance sheet as of June 30, 2010.

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

The Company leases certain equipment, software and its facilities under various noncancelable operating leases with various expiration dates through 2017. Rental expense was $6.1 million in each of the three months ended June 30, 2010 and 2009 and $18.4 million and $17.9 million for the nine months ended June 30, 2010 and 2009, respectively. This expense was reduced by sublease income of $2.8 million and $2.7 million for the three months ended June 30, 2010 and 2009, respectively, and $8.5 million and $7.7 million for the nine months ended June 30, 2010 and 2009, respectively.

The following table summarizes future minimum lease payments and sublease income under noncancelable operating leases as of June 30, 2010 (in thousands):

Period Ending September 30,	Lease Payments	Contractual Sublease Income
2010	$12,067	$3,097
2011	49,000	12,970
2012	50,864	13,656
2013	20,062	4,450
2014	3,544	—
Thereafter	7,920	—

Total	$143,457	$34,173

Of the total operating lease commitments noted above, $50.8 million is for occupied properties and $92.6 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring costs

The following table details accrued restructuring obligations and related activity through June 30, 2010 (in thousands):

	Severance and benefits	Lease abandonment costs	Asset impairment	Total restructuring costs
Accrued restructuring obligations as of October 1, 2008	$660	$60,386	$—	$61,046
Cash paid	(4,554)	(18,179)	—	(22,733)
Total charge to operating expense	3,936	6,813	88	10,837
Asset impairment applied to asset balances	—	—	(88)	(88)

Accrued restructuring obligations as of September 30, 2009	$42	$49,020	$—	49,062
Cash paid	(42)	(12,787)	—	(12,829)
Total charge to operating expense	—	8,579	—	8,579

Accrued restructuring obligations as of June 30, 2010	$—	$44,812	$—	44,812

Less: current portion				17,148

Accrued restructuring obligations, less current portion				$27,664

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. The Company recorded a charge of $1.4 million and $3.9 million for the three and nine months ended June 30, 2009, respectively, related to severance benefit costs based on the then current economic environment to better align its expenses with its revenues.

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Sunnyvale, California. Total lease abandonment costs include lease liabilities offset by sublease income, and were based on market trend information analyses. As of June 30, 2010, $44.8 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013. In the nine months ended June 30, 2010, the Company revised its estimates for sublease commencement dates based on the remaining terms of the lease in Sunnyvale, California and continued soft market conditions in the Northern California real estate market, resulting in a charge of $8.6 million. In the nine months ended June 30, 2009, the Company revised its estimates for sublease commencement dates and sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market, resulting in a charge of $6.8 million. The Company’s lease abandonment accrual is net of $34.2 million of sublease income as of June 30, 2010.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of June 30, 2010.

Other accruals

In the nine months ended June 30, 2010, the Company released a $3.1 million accrual based upon the assessment that the previously accrued contingency now has less than a remote probability of potential loss.

Litigation and other proceedings

Patent Litigation with Emptoris, Inc.

On April 19, 2007, the Company sued Emptoris, Inc. (“Emptoris”) in the United States District Court for the Eastern District of Texas for patent infringement. On October 29, 2008, after a seven day jury trial, the Company received a verdict that Emptoris willfully infringed one Company patent and also infringed a second Company patent. The jury awarded the Company approximately $4.9 million in damages. On January 7, 2009, the Court issued its judgment which affirmed the jury’s damage award of $4.9 million and further ordered Emptoris to pay the Company $207,000 for pre-judgment interest, $1.4 million in enhanced damages due to the willfulness finding, and the Company’s costs of Court which have been calculated to be $164,000. In its judgment, the Court also issued an injunction against Emptoris. On January 22, 2009, the Court entered an amended judgment which assessed additional damages of $168,000 against Emptoris based on its infringing conduct during the period after trial through December 4, 2008. Emptoris filed an appeal of the trial Court’s judgment. On January 8, 2010, the United States Court of Appeals for the Federal Circuit affirmed the judgment. During the nine months ended June 30, 2010, the Company received $7.0 million in satisfaction of the monetary portion of the judgment, and the Company recorded $7.0 million of income related to this matter.

General

From time to time, the Company is involved in a variety of claims, suits, investigations, and proceedings arising from the ordinary course of its business, including actions with respect to intellectual property claims, government investigations, labor and employment claims, breach of contract claims, tax, and other matters.

Regardless of the outcome, these proceedings can have an adverse impact on the Company because of defense costs, diversion of management resources, and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations, cash flows in a particular period or subject the Company to an injunction that could seriously harm its business. See the risk factors “If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers” and “We Could Be Subject to Potential Claims Related to Our On-Demand Solutions, As Well As the Ariba Supplier Network,” in the Risk Factors section of Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

As of June 30, 2010, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding.

Note 4—Income Taxes

The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to the Company’s tax audits. However, there can be no assurances as to the possible outcomes. The unrecognized tax benefits did not materially change in the three months ended June 30, 2010. It is reasonably possible that the Company’s existing liabilities for unrecognized tax benefits may decrease within the next twelve months by approximately $3.3 million primarily due to the expiration of statutes of limitation in a foreign jurisdiction.

Note 5—Stockholders’ Equity

Stock-Based Compensation Plans

A summary of the activity related to the Company’s restricted common stock is presented below for the nine months ended June 30, 2010:

	Nine Months Ended June 30, 2010
	Number of Shares	Weighted- Average Fair Value
Nonvested at beginning of period	5,245,588	$9.90
Granted	1,024,043	$13.54
Vested	(3,012,409)	$10.06
Forfeited	(202,695)	$10.95

Nonvested at end of period	3,054,527	$10.91

The fair value of stock awards vested was $5.1 million and $6.5 million for the three months ended June 30, 2010 and 2009 and $35.7 million and $23.9 million for the nine months ended June 30, 2010 and 2009, respectively.

The nonvested shares roll forward presented above excludes the restricted stock units granted in the nine months ended June 30, 2010. See Stock-Based Compensation in Note 1—Description of Business and Summary of Significant Accounting Policies.

A summary of the activity related to the Company’s stock options is presented below:

	Nine Months Ended June 30, 2010
	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	583,655	$16.95
Exercised	(25,127)	$8.28
Forfeited	(21,119)	$29.73

Outstanding and exercisable at end of period	537,409	$16.79	$2,837,000

The total intrinsic value of options exercised during the three months ended June 30, 2010 and 2009 was $128,000 and $119,000, respectively, and was $153,000 and $506,000 during the nine months ended June 30, 2010 and 2009, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2010 and the exercise price, multiplied by the number of shares subject to in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. This amount changes based on the fair market value of the Company’s stock.

Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive income for the three and nine months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net income	$4,274	$3,894	$12,250	$2,585
Unrealized gain (loss) on securities	862	—	1,502	(609)
Foreign currency translation adjustments	(545)	857	(928)	(264)

Comprehensive income	$4,591	$4,751	$12,824	$1,712

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive loss as of June 30, 2010 and September 30, 2009 are as follows (in thousands):

	June 30, 2010	September 30, 2009
Unrealized loss on securities	$(2,622)	$(4,124)
Foreign currency translation adjustments	(492)	436

Accumulated other comprehensive loss	$(3,114)	$(3,688)

Note 6—Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net income	$4,274	$3,894	$12,250	$2,585

Weighted-average common shares outstanding—basic	87,163	83,444	86,300	82,269
Add: Effect of dilutive securities	2,173	2,003	2,483	2,443

Weighted-average common shares—diluted	89,336	85,447	88,783	84,712

Net income per common share—basic	$0.05	$0.05	$0.14	$0.03

Net income per common share—diluted	$0.05	$0.05	$0.14	$0.03

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

Financial information for each reportable segment was as follows for the three and nine months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenue
—North America	$56,299	$52,601	$160,827	$156,407
—EMEA	20,534	18,878	59,098	60,281
—APAC	6,829	5,312	18,944	15,672
—Corporate revenue	9,587	7,083	27,181	22,294

Total revenue	$93,249	$83,874	$266,050	$254,654

Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Certain revenue items are not allocated to segments because they are separately managed at the corporate level. These items include Ariba Managed Procurement Services, expense reimbursement and other miscellaneous items.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Contribution margin
—North America	$26,607	$25,844	$77,639	$75,469
—EMEA	7,616	7,039	21,920	24,818
—APAC	1,788	1,473	5,391	3,620

Contribution margin	$36,011	$34,356	$104,950	$103,907

Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include marketing costs other than direct sales and marketing, research and development costs, corporate general and administrative costs, such as legal and accounting, amortization of purchased intangibles, litigation benefit, insurance reimbursement, restructuring costs, interest and other (expense) income, net and provision for income taxes.

The reconciliation of segment information to the Company’s net income before income taxes was as follows for the three and nine months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Segment contribution margin	$36,011	$34,356	$104,950	$103,907
Corporate revenue	9,587	7,083	27,181	22,294
Corporate costs, such as research and development, corporate general and administrative and other	(39,422)	(33,877)	(113,769)	(108,335)
Amortization of acquired technology and customer intangible assets	(1,025)	(1,388)	(3,377)	(4,163)
Litigation benefit	—	—	7,000	—
Insurance reimbursement	—	—	—	7,527
Amortization of other intangible assets	—	(210)	(104)	(630)
Restructuring costs	—	(1,438)	(8,579)	(10,837)
Interest and other (expense) income, net	(454)	(265)	(59)	(6,020)

Net income before income taxes	$4,697	$4,261	$13,243	$3,743

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Subscription revenues	$43,978	$37,888	$127,511	$110,131
Maintenance revenues	16,790	17,523	50,386	54,217
Services and other revenues	32,481	28,463	88,153	90,306

Total	$93,249	$83,874	$266,050	$254,654

Information regarding long-lived assets in geographic areas are as follows (in thousands):

	June 30, 2010	September 30, 2009
Long-Lived Assets:
United States	$15,210	$12,976
International	1,215	1,442

Total	$16,425	$14,418

Note 8—Fair Value

As of June 30, 2010, the fair value measurements of the Company’s cash equivalents, short-term investments, long-term investments and restricted cash consisted of the following and which are categorized in the table below based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$80,247	$—	$—	$80,247
Certificates of deposit and other bank deposits	91,214	—	—	91,214
Non-U.S. government securities	19,625	—	—	19,625
U.S. government and agency securities	4,234	—	—	4,234
Auction rate securities	—	—	18,415	18,415

Total cash equivalents, investments and restricted cash	$195,320	$—	$18,415	$213,735

The table below presents reconciliations for market securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended June 30, 2010 (in thousands):

Nine Months Ended June 30, 2010
Beginning balance as of October 1, 2009	$17,676
Realized losses	(499)
Unrealized gains	1,350
Redemptions	(300)
Accretion and other	188

Ending fair value as of June 30, 2010	$18,415

Auction Rate Securities

The Company holds a variety of interest-bearing Auction Rate Securities (“ARS”) that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. As of June 30, 2010, the Company held $18.0 million in par value of student loan securities that failed to settle in auctions commencing February 2008 and $4.9 million in par value of commercial paper and credit derivative products that failed to settle in auctions commencing August 2007. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until such time as either a future auction of these investments is successful or a buyer is found outside of the auction process. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

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

Currently, we have no intent to sell these ARS investments prior to recovery nor are aware of any factors that would make such a sale of the ARS investments more likely than not. As of June 30, 2010, the Company has classified the entire ARS investment balance as long-term investments on its condensed consolidated balance sheet because of its current inability to predict that these investments will be available for settlement within the next twelve months. The Company has also modified its current investment strategy and increased its investments in more liquid money market instruments.

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

The Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value of its investment in ARS as of June 30, 2010. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $18.0 million of student loan securities and $4.9 million of commercial paper and credit derivative products was adjusted by 150 basis points (“bps”) for the student loan securities and between 250 bps and 1100 bps for the commercial paper and credit derivative products, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on this assessment of fair value, the Company determined there was a decline in the fair value of its ARS investments of $4.5 million, of which $2.8 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, the Company recorded an other-than-temporary impairment of $1.4 million in the year ended September 30, 2009 and $499,000 in the nine months ended June 30, 2010, partially offset by $204,000 of accretion recorded through June 30, 2010. Based upon its analysis of this impairment, the Company determined that the other-than-temporary loss of $1.7 million was principally related to the credit loss on the investment. Additionally, the Company evaluated the factors related to other than credit loss, which were determined to be immaterial to the condensed consolidated financial statements.

The Company reviews its impairments in accordance with the changes issued by the FASB to fair value accounting and the recognition and presentation of other-than-temporary impairments, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the Company’s intent and ability to retain its investment for a period of time sufficient to allow for the recovery in market value to par. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, the Company may, in the near future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $2.8 million currently accounted for as a temporary decline or may be greater than the $1.7 million other-than-temporary impairment recorded through June 30, 2010.

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

Overview of Our Business

Ariba is the leading provider of collaborative business commerce solutions. Ariba combines industry-leading software as a service (“SaaS”) technology to optimize the complete commerce lifecycle with the world’s largest web-based community to discover, connect and collaborate with a global network of trading partners and expert capabilities to augment internal resources and skills, delivering everything needed to control costs, minimize risk, improve profits and enhance cash flow and operations, all in the Ariba® Commerce Cloud. Over 300,000 companies, including more than 80 percent of the Fortune 500, use Ariba’s solutions to drive more efficient inter-enterprise commerce.

Our software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. Our software is designed to integrate with all major platforms and can be accessed via a web browser. Our software can be provided as a service in an on-demand model or deployed as an installed application. In addition to application software, Ariba Spend Management solutions include implementation and strategic consulting services, education and training, commodity expertise and decision support services, benchmarking services, low-cost country sourcing services and procurement outsourcing services. Ariba Spend Management solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 232,000 registered suppliers, offering a wide array of goods and services, are connected to the Ariba Supplier Network.

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

Overview of Quarter Ended June 30, 2010

Our revenues increased to $93.2 million in the three months ended June 30, 2010 compared to $83.9 million in the three months ended June 30, 2009. Subscription and maintenance revenues increased $5.4 million, or 10%, and services and other revenues increased $4.0 million, or 14%. Subscription revenues were $44.0 million in the three months ended June 30, 2010, as compared to $37.9 million in the three months ended June 30, 2009. This is primarily due to an increase in the demand for our subscription software products. The increase in services and other revenues is primarily due to an increase in implementation revenues in the three months ended June 30, 2010.

Operating expenses increased to $52.3 million in the three months ended June 30, 2010 compared to $47.3 million in the three months ended June 30, 2009. The increase in operating expenses is primarily attributable to an increase in compensation and benefits expense related to an increase in overall headcount in the three months ended June 30, 2010 and in increase in stock-based compensation expense related to performance-based awards based on the increase in subscription software revenues noted above. In sum, our total net expenses, including cost of revenue and other items, increased to $89.0 million in the three months ended June 30, 2010 compared to $80.0 million in the three months ended June 30, 2009, which resulted in a net income for the three months ended June 30, 2010 of $4.3 million compared to a net income of $3.9 million in the three months ended June 30, 2009.

Outlook for Fiscal Year 2010

With the increase in customer demand and continued shift in demand toward subscription software sales, we expect continued growth in subscription revenue in fiscal year 2010 compared to fiscal year 2009, but at a lower growth rate than in 2009. We also expect modest declines in maintenance, but at a lower rate of decline than in 2009. As a result, we expect total revenues to grow in fiscal year 2010 at an increased growth rate compared to fiscal year 2009.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Subscription and maintenance	$60,768	$55,411	$177,897	$164,348
Services and other	32,481	28,463	88,153	90,306

Total revenues	93,249	83,874	266,050	254,654

Cost of revenues:
Subscription and maintenance	13,045	12,158	38,358	35,638
Services and other	21,700	18,551	61,116	56,873
Amortization of acquired technology and customer intangible assets	1,025	1,388	3,377	4,163

Total cost of revenues	35,770	32,097	102,851	96,674

Gross profit	57,479	51,777	163,199	157,980

Operating expenses:
Sales and marketing	31,337	25,515	88,280	79,019
Research and development	11,622	10,787	34,112	32,142
General and administrative	9,369	9,301	25,822	33,116
Litigation benefit	—	—	(7,000)	—
Insurance reimbursement	—	—	—	(7,527)
Amortization of other intangible assets	—	210	104	630
Restructuring and integration	—	1,438	8,579	10,837

Total operating expenses	52,328	47,251	149,897	148,217

Income from operations	5,151	4,526	13,302	9,763
Interest and other (expense) income, net	(454)	(265)	(59)	(6,020)

Net income before income taxes	4,697	4,261	13,243	3,743
Provision for income taxes	423	367	993	1,158

Net income	$4,274	$3,894	$12,250	$2,585

Comparison of the Three and Nine Months Ended June 30, 2010 and 2009

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

Subscription and maintenance

Subscription and maintenance revenues for the three months ended June 30, 2010 were $60.8 million, a 10% increase from the $55.4 million recorded in the three months ended June 30, 2009. Subscription revenues for the three months ended June 30, 2010 were $44.0 million, a 16% increase from the $37.9 million recorded in the three months ended June 30, 2009. The increase of $6.1 million in subscription revenues was primarily due to an increase in the demand for our subscription software products and the continued growth of Ariba Supplier Network revenues. Maintenance revenues for the three months ended June 30, 2010 were $16.8 million, a 4% decrease from the $17.5 million recorded in the three months ended June 30, 2009 primarily due to a decline in perpetual license revenues.

Subscription and maintenance revenues for the nine months ended June 30, 2010 were $177.9 million, an 8% increase from the $164.3 million recorded in the nine months ended June 30, 2009. Subscription revenues for the nine months ended June 30, 2010 were $127.5 million, a 16% increase from the $110.1 million recorded in the nine months ended June 30, 2009. The increase of $17.4 million in subscription revenues was primarily due to an increase in the demand for our subscription software products. Maintenance revenues for the nine months ended June 30, 2010 were $50.4 million, a 7% decrease from the $54.2 million recorded in the nine months ended June 30, 2009 primarily due to a decline in perpetual license revenues. We anticipate that subscription revenues will increase in fiscal year 2010 compared to fiscal year 2009, partially offset by modest declines of maintenance revenues in fiscal year 2010.

Services and other

Services and other revenues for the three months ended June 30, 2010 were $32.5 million, a 14% increase from the $28.5 million recorded in the three months ended June 30, 2009. The increase in the three months ended June 30, 2010 is primarily due to an increase in implementation revenues. Services and other revenues for the nine months ended June 30, 2010 were $88.2 million, a 2% decrease from the $90.3 million recorded in the nine months ended June 30, 2009. The decrease in the nine months ended June 30, 2010 is attributed to a decline in sourcing services revenues. We anticipate that services and other revenues will remain relatively consistent in fiscal year 2010 compared to fiscal year 2009.

Cost of Revenues

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for hosting services and technical support, including stock compensation costs and facilities and equipment costs. Cost of subscription and maintenance revenues for the three months ended June 30, 2010 was $13.0 million, a 7% increase from the $12.2 million recorded in the three months ended June 30, 2009. Cost of subscription and maintenance revenues for the nine months ended June 30, 2010 was $38.4 million, an 8% increase over the $35.6 million recorded in the nine months ended June 30, 2009. These increases are primarily the result of an increase in hosted support costs associated with the increase in subscription revenues in the three and nine months ended June 30, 2010. We anticipate that cost of subscription and maintenance expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2010 compared to the year ended September 30, 2009.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues for the three months ended June 30, 2010 was $21.7 million, a 17% increase from the $18.6 million recorded in the three months ended June 30, 2009. This increase of $3.1 million was primarily due to increased compensation and benefits expense of $1.4 million due to a slight increase in average consulting headcount in the three months ended June 30, 2010, increased temporary and contract labor costs of $1.5 million primarily related to the increase in services and other revenues noted above and a slight increase in stock-based compensation expense in the three months ended June 30, 2010 related to performance-based awards based on the increase in subscription software revenues noted above.

Cost of services and other revenues for the nine months ended June 30, 2010 was $61.1 million, a 7% increase from the $56.9 million recorded in the nine months ended June 30, 2009. This increase of $4.2 million was primarily due to increased compensation and benefits expense of $1.2 million due to a slight increase in average consulting headcount in the nine months ended June 30, 2010, increased temporary and contract labor costs of $1.9 million primarily and an increase in stock-based compensation expense of $1.3 million in the nine months ended June 30, 2010 related to performance-based awards based on the increase in subscription software revenues noted above. We anticipate that cost of services and other revenues will increase slightly as a percentage of services and other revenues in the year ending September 30, 2010 compared to the year ended September 30, 2009.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets primarily represents the amortization of the costs allocated to technology and customer relationships in our fiscal year 2004 business combination with FreeMarkets, Inc. (“FreeMarkets”) and our fiscal year 2008 acquisition of Procuri, Inc (“Procuri”). This expense amounted to $1.0 million and $1.4 million in the three months ended June 30, 2010 and 2009, respectively, and $3.4 million and $4.2 million in the nine months ended June 30, 2010 and 2009, respectively. The decrease in the three and nine months ended June 30, 2010 is primarily attributable to assets reaching the end of their estimated useful lives. We anticipate amortization of acquired technology and customer intangible assets will decrease in the year ended September 30, 2010 compared to the year ended September 30, 2009 due to decreases in costs resulting from our merger with FreeMarkets and our acquisition of Procuri as assets reach the end of their estimated useful lives.

Gross profit

Our gross profit as a percentage of revenues remained relatively consistent at 62% and 61% for the three and nine months ended June 30, 2010, respectively, compared to 62% for the three and nine months ended June 30, 2009.

Operating Expenses

Sales and marketing

Sales and marketing includes costs associated with our sales, marketing and product marketing personnel, and consists primarily of compensation and benefits, commissions and bonuses, stock compensation, promotional and advertising and travel and entertainment expenses related to these personnel, as well as the provision for doubtful accounts. Sales and marketing expenses for the three months ended June 30, 2010 were $31.3 million, a 23% increase from the $25.5 million recorded in the three months ended June 30, 2009. This increase of $5.8 million is primarily due to an increase in stock-based compensation of $2.7 million related to performance-based awards based on the increase in subscription software revenues noted above, an increase in compensation and benefits expense and travel expense of $1.1 million and $443,000, respectively, due to a slight increase in average sales and marketing headcount in the three months ended June 30, 2010, an increase in marketing expense of $749,000 in the three months ended June 30, 2010 and an increase in sales commission and bonus expense of $697,000 related to the increase in revenues noted above.

Sales and marketing expenses for the nine months ended June 30, 2010 were $88.3 million, a 12% increase from the $79.0 million recorded in the nine months ended June 30, 2009. This increase of $9.3 million is primarily due to an increase in stock-based compensation of $6.5 million related to performance-based awards based on the increase in subscription software revenues noted above, an increase in sales commission and bonus expense of $2.0 million related to the increase in revenues noted above and an increase in marketing expense of $1.1 million in the nine months ended June 30, 2010. These increases were partially offset by a decrease in bad debt expense of $804,000 due to the aging of certain outstanding receivables balances in the nine months ended June 30, 2009. We anticipate that sales and marketing expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2010 compared to the year ended September 30, 2009.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes employee compensation and benefits, stock compensation, consulting costs and the cost of software development tools and equipment. Research and development expenses for the three months ended June 30, 2010 were $11.6 million, an 8% increase from the $10.8 million recorded in the three months ended June 30, 2009. Research and development expenses for the nine months ended June 30, 2010 were $34.1 million, a 6% increase from the $32.1 million recorded in the nine months ended June 30, 2009. The slight increases in each period are primarily due to increases in compensation and benefits expense. We anticipate that research and development expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2010 compared to the year ended September 30, 2009.

General and administrative

General and administrative includes costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the three months ended June 30, 2010 were $9.4 million, a 1% increase from the $9.3 million recorded in the three months ended June 30, 2009, noting no significant change by expense type.

General and administrative expenses for the nine months ended June 30, 2010 were $25.8 million, a 22% decrease from the $33.1 million recorded in the nine months ended June 30, 2009. This decrease is primarily due to an impairment of $4.3 million in the nine month ended June 30, 2009 associated with capitalized costs related to an enterprise resource planning (“ERP”) system for finance and human resources, a decrease in expenses of $3.1 million based upon management’s assessment that a previously accrued contingency now has less than a remote probability of potential loss, a decrease in intellectual property related legal expenses of approximately $2.0 million associated with the patent infringement matters disclosed in Note 3 to Notes to Condensed Consolidated Financial Statements partially offset by an increase in stock-based compensation of $2.0 million primarily related to restricted stock awards. We anticipate that general and administrative expenses will decrease as a percentage of revenues in the year ending September 30, 2010 compared to the year ended September 30, 2009.

Litigation benefit

During the nine months ended June 30, 2010, we recorded $7.0 million of income related to the Emptoris matter. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Insurance reimbursement

During the nine months ended June 30, 2009, we recorded $7.5 million of income related to an insurance reimbursement for previously unreimbursed litigation costs.

Amortization of other intangible assets

Amortization of other intangible assets was zero and $210,000 for the three months ended June 30, 2010 and 2009, respectively, and $104,000 and $630,000 for the nine months ended June 30, 2010 and 2009, respectively, which primarily consisted of amortization of trademark intangible assets acquired from our merger with FreeMarkets and our acquisition of Procuri. The decrease in the three and nine months ended June 30, 2010 is primarily attributable to assets reaching the end of their estimated useful lives. We anticipate amortization of other intangible assets will decrease in the year ended September 30, 2010 compared to the year ended September 30, 2009 as assets reach the end of their estimated useful lives.

Restructuring and integration

We recorded a restructuring charge of $8.6 million in the nine months ended June 30, 2010 due to the revision of our estimates for sublease commencement dates based on the remaining terms of the lease in Sunnyvale, California and continued soft market conditions in the Northern California real estate market.

We recorded a restructuring charge of $1.4 million and $10.8 million in the three and nine months ended June 30, 2009. In the nine months ended June 30, 2009, we revised our estimates for sublease commencement dates and sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market, resulting in a charge of $6.8 million. The remaining charge of $1.4 million and $3.9 million in the three and nine months ended June 30, 2009, respectively, primarily related to severance benefit costs based on the then current economic environment to better align our expenses with our revenues.

Interest and other (expense) income, net

Interest and other (expense) income, net for the three months ended June 30, 2010 was expense of $454,000, compared to expense of $265,000 recorded in the three months ended June 30, 2009. The slight decrease is primarily attributable to other income of $461,000 released to Ariba from the Procuri escrow account in connection with the settlement of certain claims with the former stockholders of Procuri in the three months ended June 30, 2009 partially offset by a decrease in realized and unrealized foreign currency transaction losses of $198,000 on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries and realized losses on foreign denominated cash balances maintained in the United States, primarily due to the U.S. dollar strengthening against the Euro, the British Pound, the Australian dollar and the Canadian dollar in the three months ended June 30, 2009.

Interest and other (expense) income, net for the nine months ended June 30, 2010 was expense of $59,000, compared to expense of $6.0 million recorded in the nine months ended June 30, 2009. The increase is primarily attributable to a decrease in realized and unrealized foreign currency transaction losses of $5.6 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries and realized losses on foreign denominated cash balances maintained in the United States of America, primarily due to the U.S. dollar strengthening against the Euro, the British Pound, the Australian dollar and the Canadian dollar in the nine months ended June 30, 2009. The increase is also attributable to a decline in other-than-temporary impairment of $915,000 related to a long-term investment. The decreases are partially offset by other income of $461,000 released to Ariba from the Procuri escrow account in connection with the settlement of certain claims with the former stockholders of Procuri in the three months ended June 30, 2009.

Provision for income taxes

The provision for income taxes for the three months ended June 30, 2010 was $423,000, relatively consistent with the $367,000 in the three months ended June 30, 2009. The provision for income taxes for the nine months ended June 30, 2010 was $993,000, compared to $1.2 million in the nine months ended June 30, 2009. The slight decrease is primarily attributable to releases of unrecognized tax benefits due to expiring statues of limitations in the nine months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2010, we had $210.0 million in cash, cash equivalents and investments and $29.2 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $239.2 million. Our working capital on June 30, 2010 was $38.3 million. All significant cash, cash equivalents and investments are held in accounts in the United States of America. As of September 30, 2009, we had $166.2 million in cash, cash equivalents and investments and $29.2 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $195.4 million. Our working capital on September 30, 2009 was $1.0 million.

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

Currently, we have no intent to sell these ARS investments prior to recovery nor are aware of any factors that would make such a sale of the ARS investments more likely than not. As of June 30, 2010 and September 30, 2009, we classified the entire ARS investment balance as long-term investments on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle.

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

We have used a discounted cash flow model (“DCF”) to determine the estimated fair value of our investment in ARS as of June 30, 2010. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $18.0 million of student loan securities and $4.9 million of commercial paper and credit derivative products was adjusted by 150 basis points (“bps”) for the student loan securities and between 250 bps and 1100 bps for the commercial paper and credit derivative products, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on this assessment of fair value, we determined there was a decline in the fair value of its ARS investments of $4.5 million, of which $2.8 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, we recorded an other-than-temporary impairment of $1.4 million in the year ended September 30, 2009 and $499,000 in the nine months ended June 30, 2010, partially offset by $204,000 of accretion recorded through June 30, 2010. As a result of adopting changes issued by the Financial Accounting Standards Board (“FASB”) to fair value accounting and the recognition and presentation of other-than-temporary impairments, we evaluated the recorded other-than-temporary impairment loss of $1.7 million. Based upon the analysis completed, we determined that the other-than-temporary loss of $1.7 million was principally related to the credit loss on the investment.

We review our impairments in accordance with the changes issued by the FASB to fair value accounting and the recognition and presentation of other-than-temporary impairments, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for the recovery in market value. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, we may, in the future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $2.8 million currently accounted for as a temporary decline or may be greater than the $1.7 million other-than-temporary impairment recorded through June 30, 2010.

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

Our largest source of operating cash flows is cash collections from our customers related to our hosted on-demand software solutions and fees for product updates and support, as well as fees paid by suppliers for the Ariba Supplier Network. We also generate cash inflows from services for implementation services, consulting services and license fees charged for the use of our software products under perpetual agreements. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to leased facilities. Net cash provided by operating activities was $54.2 million for the nine months ended June 30, 2010, compared to net cash provided by operating activities of $47.2 million for the nine months ended June 30, 2009. Cash flows from operating activities increased primarily due to higher net income in the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009.

The changes in cash flows from investing activities primarily relates to acquisitions and the timing of purchases, maturities and sales of our investments. Net cash used in investing activities was $13.8 million for the nine months ended June 30, 2010, compared to net cash used in investing activities of $21.6 million for the nine months ended June 30, 2009. The increase of $7.8 million is primarily attributable to a decrease in purchases of investments, net of sales of $11.3 million, partially offset by an increase in capital expenditures of $3.1 million primarily related to computer hardware for data storage in the nine months ended June 30, 2010.

The changes in cash flows from financing activities primarily relate to the repurchase of common stock shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees and the proceeds from the issuance of common stock is attributed to stock option exercises. Net cash used in financing activities was $3.6 million for the nine months ended June 30, 2010, compared to net cash used in financing activities of $35,000 for the nine months ended June 30, 2009. The decrease in the nine months ended June 30, 2010 is related to an increase in the repurchase of common stock forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 3 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of June 30, 2010. There has been no material change in our contractual obligations and commercial commitments during the three months ended June 30, 2010 from those presented in our Annual Report on Form 10-K filed with the SEC on November 25, 2009.

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

These critical accounting policies and estimates, their related disclosures and other accounting policies, methods and estimates have been reviewed by our senior management and audit committee. There were no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2010. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2009 for a more complete discussion of our critical accounting policies and estimates.

During the nine months ended June 30, 2010, the Company adopted the guidance of revenue recognition policies, which was ratified by the Financial Accounting Standards Board Emerging Issues Task Force on September 23, 2009. The Company has elected to adopt these standards in the first quarter of 2010, both prospectively and effective beginning on October 1, 2009. The adoption of this guidance is more fully discussed in Note 1 of Notes to Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products in the United States of America, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results have been and could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. For the three months ended June 30, 2010 and 2009, 29% and 29%, respectively, of our total net revenues were derived from customers outside of the United States of America. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of June 30, 2010 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain (Loss) in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	6,500	$8,335	$428
Singapore Dollar	Sell	7,500	5,371	5
Chinese Renminbi	Sell	35,000	5,161	2
Japanese Yen	Buy	350,000	3,777	179
Czech Koruna	Buy	22,000	1,145	(60)
Swiss Franc	Buy	1,200	1,120	(6)
Brazilian Real	Sell	1,000	556	1
Indian Rupee	Buy	25,000	549	(12)

Total			$26,014	$537

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of June 30, 2010.

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

	Period Ending June 30, 2011	Period Ending June 30, 2012	Period Ending June 30, 2013	Period Ending June 30, 2014	Period Ending June 30, 2015	Thereafter	Total
Cash equivalents	$142,220	$—	$—	$—	$—	$—	$142,220
Average interest rate	0.36%	—	—	—	—	—	0.36%
Investments	$18,922	$4,938	$—	$—	$—	$18,415	$42,275
Average interest rate	1.46%	1.06%	—	—	—	1.61%	1.48%
Restricted cash	$104	$—	$29,137	$—	$—	$—	$29,241
Average interest rate	0.58%	—	0.58%	—	—	—	0.58%

Total investment securities	$161,246	$4,938	$29,137	$—	$—	$18,415	$213,736

The table above does not include uninvested cash of $25.5 million held as of June 30, 2010. Total cash, cash equivalents, investments and restricted cash as of June 30, 2010 was $239.2 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

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

As of June 30, 2010, management evaluated the effectiveness of our disclosure controls and procedures and concluded those disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Current Economic Downturn Has Adversely Impacted Our Business and May Adversely Impact Our Business Beyond Our Expectations.

Our business has been adversely affected by the ongoing credit crises and adverse worldwide economic conditions. Although our spend management solutions help companies reduce the cost of their goods and services and may therefore be perceived as even more strategic during adverse economic conditions, we experienced a challenging selling environment during the three and nine months ended June 30, 2010 and the year ended September 30, 2009. Adverse economic conditions could, among other things, result in reduced revenues, increased operating losses and reduced cash flows from operations, greater than anticipated uncollectible accounts receivables and increased allowances for doubtful accounts receivable, impairment of financial and non-financial assets and increased restructuring charges.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of June 30, 2010, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

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

We May Incur Additional Restructuring Charges that Adversely Affect Our Operating Results.

We have recorded significant restructuring charges relating to the abandonment of numerous leased facilities, including most notably portions of our Sunnyvale, California headquarters. For example, in the nine months ended June 30, 2010, we revised our estimates for sublease commencement dates based on the remaining terms of the lease in Sunnyvale, California and continued soft market conditions in the Northern California real estate market, resulting in a charge of $8.6 million. Additional lease abandonment costs, resulting from the abandonment of additional facilities could adversely affect our operating results.

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

Any Future Acquisitions or Disposition Will Be Subject to a Number of Risks.

Any future acquisitions or disposition will be subject to a number of risks, including:

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

We May Incur Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines recently. The balance of goodwill is $406.5 million as of June 30, 2010 and, there can be no assurance that future goodwill impairments will not occur.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon settlement of those shares to be satisfied by forfeiting a portion of those shares to us. There were no shares acquired by us upon forfeiture of restricted shares during the quarter ended June 30, 2010.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ AHMED RUBAIE
Ahmed Rubaie
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 5, 2010