Form 10-K
period 2010-09-30
ARIBA INC
filed 2010-11-23
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Large accelerated filer  ☒          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2010 the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of $12.85 on the Nasdaq Global Market as of that date) was approximately $1.2 billion.

As of October 31, 2010, there were 93,939,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2011 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

ARIBA, INC.

FORM 10-K

September 30, 2010

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

Overview

Ariba is the leading provider of collaborative business commerce solutions for buying and selling goods and services. Our mission is to transform the way companies of all sizes, industries, and geographies buy and sell goods and services and manage cash. By delivering software, services, and network solutions, Ariba enables companies to control costs, minimize risk, improve profits and enhance cash flow and operations. Our enterprise-class offerings aim to simplify business commerce by providing companies with all of the tools needed to manage the commerce lifecycle through a single, web-based interface. Delivered on-demand through the Ariba® Commerce Cloud, our solutions are easy to use, cost effective and quick to deploy and integrate with enterprise resource planning (“ERP”) and other software systems, enabling companies to deliver rapid and sustainable results. More than 330,000 companies, including more than 80 percent of the companies on the Fortune 500 list published in April 2010, use Ariba solutions to manage their commerce activities.

Ariba was incorporated in Delaware in September 1996. Our principal executive offices are located at 807 11th Avenue, Sunnyvale, California 94089.

Industry Background

The first wave of technology-enabled productivity focused on making employees more effective in their daily jobs by simplifying key tasks such as developing documents, presentations, and spreadsheets and communicating with other team members; and, it led to the dawn of the desktop operating system. The second wave leveraged Web-based technologies to drive greater productivity within particular functional areas like procurement and human resources. And with it came the advent of the enterprise operating system. The next wave of productivity aims to attack the inefficiencies that remain between companies to enable more effective collaboration among trading partners and will be fueled by cloud-based platforms that allow businesses to share common business processes in areas like product development and commerce.

Cloud Services Market

Most of our solutions are included in a segment of the broader market for Cloud Services. In its most recent Cloud Services Forecast Report, Gartner Research, a third-party research firm, projected a five year growth rate of 20.5% for the worldwide market for cloud services, becoming a $148.8 billion market in 2014. Further, it noted that over the course of the next five years, enterprises are projected to spend $112 billion cumulatively on software as a service (“SaaS”), platform as a service (“PaaS”) and infrastructure as a service (“IaaS”) combined. Gartner also noted it is seeing an acceleration of adoption of cloud computing and cloud services among enterprises and a rapid growth of supply-side activity as technology providers maneuver to exploit the growing commercial opportunity. Actual annual growth rates of our segment within the cloud services market may differ significantly from those forecast by Gartner Research.

Source: Gartner Research: “Forecast: Public Cloud Services, Worldwide and Regions, Industry Sectors, 2009-2014.” Ben Pring, June 2010.1

[1]

The Gartner Report(s) described herein, (the “Gartner Report(s)”) represent(s) data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Prospectus) and the opinions expressed in the Gartner Report(s) are subject to change without notice.

Ariba Collaborative Business Commerce Solutions

Ariba provides collaborative business commerce solutions that enable enterprises to buy, sell and manage related cash flows more efficiently and effectively. We understand that software is only one part of helping companies achieve success. As such, we combine SaaS technology with a web-based community and a global network of trading partners. This combination optimizes the complete commerce lifecycle, enables companies to discover, connect and collaborate with each other and helps companies control costs, minimize risk, improve profits and enhance cash flow and operations. Additionally, we offer expert capabilities to augment internal resources and skills to ensure that our customers maximize the value of our solutions.

Ariba software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. Our collaborative commerce solutions are delivered in a flexible manner, depending upon the needs and preferences of the customer. Historically, our software was primarily provided as installed applications that were deployed behind a customer’s firewall. However, in response to customer demand, we began providing on-demand delivery of our software solutions in 2006, whereby applications are hosted by Ariba or a third party, and customers access the solution via the Internet. Our on-demand delivery model is designed to empower companies of all sizes to achieve greater control of their spend and drive continuous improvements in financial and supply chain performance.

Our solutions allow enterprises to take a step-by-step approach to managing business commerce with products and services that work together to address key activities, including:

For Buyers:

Ariba Spend Analysis Solution:

Ariba Spend Analysis Solution combines an industry leading knowledge classification base with advanced technologies and an integrated database of more than 150 million suppliers to enable rich and accurate classification and enrichment of spend across all categories, systems and divisions. Ariba Spend Analysis Solution offers an integrated business commerce dashboard for a 360-degree view of all purchasing activity and data. The solution incorporates the powerful yet easy-to-use Ariba Analysis™ reporting engine with comprehensive data enrichment—providing deep and ongoing visibility into both internal purchasing as well as external supply and sourcing market dynamics. Ariba’s Spend Analysis Solution delivers an improved view of spend that benefits buyers in a number of critical areas:

Commodity classifications—Ariba Data Enrichment™ leverages a range of advanced classification technologies to ensure spend is consistently classified over time and across data sources so that decisions can be made with confidence. Forecast information can be loaded and tracked across other Ariba modules for the most-comprehensive view of purchasing in the market.

Supplier enrichment—With additional information about their supply base, buyers are able to minimize purchasing risks, decrease costs and meet other targets.

Sourcing market visibility—With additional information about commodity price fluctuations, buyers are able to compare these fluctuations with their own historical trends and better evaluate their commodity procurement programs. Peer spend profiles through an opt-in program permit buyers to compare their spend profiles to others in their industry.

Ariba Sourcing Solutions:

Ariba Sourcing Solutions cover the full spectrum of sourcing activities, from the development of a strategic approach to capture savings, to the sourcing and award negotiation phase, and finally to monitoring of supplier performance. Ariba Sourcing Solutions include Ariba Sourcing and Ariba StartSourcing.

Ariba Sourcing module is an enterprise-wide strategic sourcing application designed for all spend categories. It assists professional buyers throughout the sourcing process, from defining spending baselines and category requirements, to finding suppliers and negotiating agreements. Ariba Sourcing helps speed up and streamline the RFX process, dynamic events, auctions, and award negotiations management. Ariba Sourcing module also helps enterprises define, measure, and enhance the performance of their suppliers. Buyers use it to gather and monitor supplier performance data through surveys, compare suppliers across a category for better sourcing and procurement decisions, collaborate throughout the sourcing process, and provide visibility of supplier performance with key performance indicator trend analysis and scorecards.

Ariba StartSourcing module enables small and medium businesses access to enterprise-class technology they can use to structure and execute sourcing events online that deliver real, measurable results without a substantial commitment of time or resources.

Ariba Contract Management Solution:

The Ariba Contract Management Solution covers the full spectrum of a contract’s lifecycle, from the contract request, contracts authoring, workflows to address the contracting process, negotiation and approval, and contract execution via electronic signatures. In addition, the Ariba Contract Management Solution includes ongoing compliance and performance management through task-driven reminders and search and reporting capabilities as well as contract renewal activities.

Ariba Procurement Solutions:

The Ariba Procurement and Expense Solutions allow customers to manage the procurement process from requisition, through ordering, receiving, invoice reconciliation and payment. The solutions are designed to facilitate the procurement process for complex categories of spend, including travel. Our solutions include Ariba Procure-to-Pay, Ariba Procure-to-Order, Ariba Services Procurement, Ariba Buyer, Ariba Procurement Content and Ariba Travel and Expense.

Ariba Procure-to-Pay is our web-based procurement and expense solution. It addresses catalog-based indirect spend, complex non-purchase order spend for services and some types of inventory spend. It allows customers to control the procurement process from requisition, through ordering, receiving and invoice reconciliation for payment via purchasing cards and other pre-payment vehicles. Customers can also use the module to manage their travel and expense spend processes.

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

Ariba Procure-to-Order enables companies to maximize the efficiency of their front-end procurement process while integrating with current systems for payment and receipt to deliver immediate value across their organization. Ariba Procure-to-Order provides companies with the flexibility while ensuring control and compliance between vendors, contracts, regulations and buyers.

Ariba Services Procurement enables customers to better manage complex categories of spend, such as catalog, travel, third-party, time-based and project-based purchases, including but not limited to facilities management, information technology and management consulting, temporary labor and print services.

Ariba Procurement Content module delivers Ariba’s proven catalog, product search, supplier management, contract compliance, and category procurement solutions as a complimentary add-on to ERP systems such as those provided by Oracle and SAP AG. This combination enables companies of all sizes to extend the value of investments already made and enjoy some of the savings created by Ariba’s business commerce solutions.

Ariba Travel and Expense module helps enterprises to manage the procurement of corporate travel and expenses. The application automates the manual processes required for travel purchases to increase expense policy compliance, decrease administrative costs, and helps reduce travel approval and expense reimbursement cycle times.

Ariba Supplier Management Solutions:

Ariba Supplier Information Management Solution enables companies to identify and assess new sources of supply, on board approved suppliers and gain 360-degree view of supplier information performance and risk. With Ariba’s Supplier management services and expertise, companies can access best practices and templates to ensure proper supplier selection, measurement and compliance management.

Ariba Supplier Performance Management Solution enables companies to define, measure aggregate and act upon performance metrics of their supply base, including the ability to bring together qualitative and quantitative information and to collaborate with suppliers throughout the process.

Ariba Discovery for Buyers:

Ariba Discovery for Buyers allows buyers around the world to discover, connect and collaborate through the Ariba Network, an online trading community used by more than 330,000 companies.

For Sellers:

Ariba Contract Management for Sales Contracts Solution:

The Ariba Contract Management for Sales Contracts Solution covers the full spectrum of a contract’s lifecycle, from the contract request, contracts authoring, workflows to address the contracting process, negotiation and approval, and contract execution via electronic signatures. In addition, the Ariba Contract Management for Sales Contracts Solution includes all ongoing compliance and performance management through task-driven reminders and search and reporting capabilities as well as contract renewal activities.

Ariba Supplier Sales and Marketing Programs:

The Ariba Supplier Sales and Marketing Program prepackages networking, marketing and consulting expertise to help companies grow their online commerce business faster and more efficiently.

Ariba Network Catalog, Order and Invoice Collaboration:

Ariba Network Catalog, Order and Invoice Collaboration allows end-to-end collaboration on order fulfillment, including orders, change orders, confirmations, cancellations and advance shipping notices.

Ariba Discovery for Sellers:

Ariba Discovery for Sellers allows sellers around the world to discover, connect and collaborate through the Ariba Network, an online trading community used by more than 330,000 companies.

For Managing Cash:

Ariba Working Capital Management Solutions:

Ariba Working Capital Management Solutions provide suppliers with the visibility and control over their receivables to better manage their cash flow. Comprehensive discount management features fully automate the process of offering, negotiating and agreeing on early payment terms with suppliers, and include managing of suppliers and related spend for discounting, invoice automation to capture pre-negotiated early payment terms and contracts and prorated discount terms.

Ariba Supply Chain Finance Solution:

Ariba Supply Chain Finance solution provides third-party financing to key suppliers to improve their cash flow while supporting cash management and working capital objectives.

Ariba Invoice Management Solution:

Ariba Invoice Management Solution automates supplier on-boarding and interactions for suppliers, provides suppliers with full visibility into invoice status and cash forecasting and supports paperless operations for VAT compliance for global commerce.

Ariba Payment Management Solution:

Ariba Payment Management Solution allows back-office systems to transmit payments to suppliers via ACH with detailed remittance information.

Ariba Network

Ariba’s collaborative business commerce solutions also integrate with and leverage the Ariba Network. The Ariba Network is a scalable Internet infrastructure that connects buyers and sellers enabling the exchange of product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 330,000 registered suppliers offering a wide array of goods and services are connected to the Ariba Network. As a result, buying organizations can connect once to the Ariba Network and simultaneously access many suppliers. By using the Ariba Network, businesses can realize cost savings through greater process efficiencies, better employee and contract compliance, reduced inventories and fair pricing opportunities.

The Ariba Network is a multi-protocol network that allows buyers to send orders from Ariba Buyer or other eProcurement systems in one standard format that are then converted into the supplier’s preferred transaction format. Supported formats include: cXML (Commerce eXtensible Markup Language), a format used on the Internet to describe commerce data and documents; EDI (Electronic Data Interchange), a format used to electronically exchange data and documents; CIF (Catalog Interchange Format), a format commonly used to electronically transfer catalog information; electronic mail; and fax. In addition, by using Ariba PunchOut, a cXML-based technology, buyers can link to a supplier’s web site to find, configure and select products while keeping the purchasing process within Ariba Buyer or Ariba Procure-to-Pay for internal approval, accounting and administrative controls. This feature is particularly useful when working with suppliers that have extensive web sites, product configuration systems and large product catalogs.

Frequently, suppliers join the Ariba Network at the request of buyers who purchase goods and services using Ariba Business Commerce solutions. To help buyers attract and rapidly enable their target suppliers, Ariba has created Ariba Supplier Enablement solutions that provide a broad range of products and services to enable suppliers of various sizes in all industries to join the Ariba Network. Ariba Supplier Enablement solutions include tools for content management, order management, order fulfillment, invoicing and payment that help suppliers manage business transactions and content simply through a web browser or by using electronic methods (including XML and EDI). We have also created other Ariba Supplier Programs, including Ariba Ready and Ariba Supplier Consulting, to help suppliers develop, deploy and promote their capabilities on the Ariba Network.

Access to the Ariba Network is provided in one of two ways: (1) through a direct access license to the Ariba Network itself whereby suppliers joining the Ariba Network must agree to a standard web-based terms of use agreement with us, and link to the network through any of several formats (e.g., cXML, e-mail, EDI or fax) and

(2) through buying organizations as part of their purchase of procurement software. Suppliers that exceed certain transaction volumes are charged a fee for access to the Ariba Network. In addition, suppliers are charged fees for optional solutions such as data retention and technical support services.

Ariba Services

In addition to software, Ariba’s collaborative business commerce solutions include a broad range of services designed to improve the return on investment our customers receive through the use of our solutions. Ariba’s services are focused on delivering sustainable, company-wide capability and rapid results and include:

•	Ariba Strategic Consulting—enables strategic decision making, organization assessment, process design and performance improvement;

•	Ariba Implementation Services—executes installation and set-up of software;

•	Ariba Supplier Enablement Services—helps to ensure that buyers and suppliers transact in a cost-effective, scalable manner; and

•	Ariba Customer Support Services—supports customers’ direct usage of software (training and product support).

Ariba has over 700 global consultants that assist our customers in devising, launching, and sustaining successful collaborative business commerce programs. These experts are stationed around the globe, including in our service centers in Prague, Bangalore and Pittsburgh. They are trained in Ariba’s Business Commerce Enablement methodology that includes initial program planning, system deployment, user training, trading partner enablement, program and change management and ongoing adoption and continuous improvement services, including ongoing expertise and support as a remote, on-demand service via our Best Practice Center (BPC).

Employees

As of September 30, 2010, we had a total of 1,804 employees, including 316 in research and development, 416 in sales and marketing, 887 in professional services, customer support and training, and 185 in administration, finance, legal, human resources and information technology. Of these employees, 1,066 were located in the United States and 738 were located outside the United States. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Sales

We sell our solutions primarily through our worldwide direct sales organization. Our sales force is organized by geographic regions, including North America, Europe and the Asia Pacific region. The direct sales force consists of sales professionals, application specialists and supporting personnel. As of September 30, 2010, we had 197 employees in our global sales organization.

Marketing

Our marketing strategy is to continually elevate our brand, expand the awareness of our collaborative business commerce solutions in new market segments, and generate significant demand for our solutions.

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

Research and Development

We introduced our initial product, Ariba Buyer, in June 1997, and since then have released a number of new products and product enhancements to address the needs of sourcing, procurement, finance, accounts payable, treasury, legal and sales and marketing professionals. We began to operate the Ariba Network in April 1999 and continue to provide enhancements to it on an ongoing basis. We introduced Ariba Sourcing in September 2001, and upgraded the solution in September 2004 to incorporate functionality from legacy FreeMarkets, Inc. (“FreeMarkets”) applications. In addition, we have also been re-architecting our applications to be more easily deployed via an on-demand model. During fiscal years 2006 through 2010, we released, and continuing in fiscal year 2011 we plan to release, on-demand versions of many of our software applications. If we are unable to develop new products or enhancements to existing products or corrections on a timely and cost-effective basis, particularly on-demand versions of our products, or if these new products or enhancements do not have the features or quality measures to make them successful in the marketplace, our business will be harmed.

Our research and development expenses were $46.0 million, $43.5 million and $52.3 million during the fiscal years ended September 30, 2010, 2009 and 2008, respectively. We also recorded amortization of acquired technology as part of cost of revenues of $302,000, $1.5 million and $1.1 million during the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

Our research and development organization is divided into teams focused on our various collaborative business commerce solutions and the Ariba Network, as well as on server and infrastructure development, user interface and Internet application design, tools development, enterprise integration, operations, quality assurance, documentation, release management and advanced development. These teams regularly share resources and collaborate on code development, quality assurance and documentation.

International Operations

We sell our software and provide services and expertise worldwide. Our geographic coverage allows us to draw on business, technical and sourcing expertise from a worldwide workforce which provides stability to our operations and revenue streams to leverage geography-specific economic trends.

We currently have offices in 22 countries. All of our international operations are conducted through wholly-owned subsidiaries. Revenues from our international operations were $105.8 million, $100.3 million and $102.9 million for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

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

Competition

The market for business commerce applications is highly competitive, rapidly evolving and fragmented and subject to changing technology and shifting customer needs.

Our principal direct competition comes from ERP vendors whose software is installed by customers directly. We also compete with specialty vendors that offer their software on a hosted basis or under a perpetual license. In our services business, we compete with several large and regional service providers. We anticipate additional competition from other established and emerging companies as the market continues to expand.

Our current principal competitors include:

•	Enterprise software application vendors, including SAP AG and Oracle;

•	Smaller specialty vendors, including Emptoris, BravoSolution, Zycus, Basware and American Express S2S;

•	Smaller niche SaaS vendors, including Perfect Commerce, cc-Hubwoo, Ketera Technologies, Coupa and Iasta; and

•	Service providers, including A.T. Kearney and McKinsey & Company.

We believe the principal competitive factors considered with respect to, and the relative competitive standing of, our business commerce software solutions are:

•	Interoperability with existing commonly-used ERP systems;

•	Ease of use and rates of user adoption;

•	Price and demonstrable cost-effective benefits for customers;

•	Performance, security, scalability, flexibility and reliability of the software;

•	Ability to provide a network for buying and selling services;

•	Vendor reputation and referenceable customers;

•	Quality of customer support; and

•	Financial stability of the vendor.

Many of our current and potential competitors, such as ERP software vendors including Oracle and SAP AG, have longer operating histories, greater name recognition, larger marketing budgets and significantly greater resources, and a larger installed base of customers than we do. These vendors could also introduce business commerce solutions that are included as part of broader enterprise application solutions at little or no cost to their customers. They may also be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which can enable them to respond more quickly to new technology, introduce new business commerce modules and respond to changes in customer needs. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and achieve greater market acceptance. The industry has experienced consolidation with both larger and smaller competitors acquiring companies to broaden their offerings or increase scale. As a result, we may not be able to successfully compete against our current and future competitors.

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

We currently have 47 U.S. patents issued and 38 U.S. patent applications pending. We also have five foreign patents issued and zero foreign patent applications pending. It is possible that no patents will be issued from our pending patent applications or that, if issued, or our potential future patents may be successfully challenged. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm our ability to do business.

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

Available Information

We file reports required of public companies with the Securities and Exchange Commission (“SEC”). These include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 202-551-8090. The SEC also maintains a Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate Web site all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Copies of Ariba’s fiscal 2010 Annual Report on Form 10-K may also be obtained without charge by contacting Investor Relations at InvestorInfo@ariba.com or by calling 650-390-1200. Our Internet address is www.ariba.com

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of October 31, 2010 are as follows:

Name	Age	Position(s)
Robert M. Calderoni	50	Chairman and Chief Executive Officer
Kevin Costello	48	President
Kent Parker	49	Chief Operating Officer
Ahmed Rubaie	44	Executive Vice President and Chief Financial Officer

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

The Economic Downturn Adversely Impacted Our Business and May Continue to Adversely Impact Our Business Beyond Our Expectations.

Our business has been adversely affected by the credit crises and uncertain worldwide economic conditions. Although our business commerce solutions help companies reduce the cost of their goods and services and may therefore be perceived as even more strategic during adverse economic conditions, we experienced a challenging selling environment during the years ended September 30, 2010 and 2009. Adverse economic conditions could, among other things, result in reduced revenues, increased operating losses and reduced cash flows from operations, greater than anticipated uncollectible accounts receivables and increased allowances for doubtful accounts receivable, impairment of financial and non-financial assets and increased restructuring charges.

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

The risks will be enhanced if we complete our recently announced acquisition of Quadrem’s business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events.” A substantial majority of Quadrem’s revenues are generated outside the United States and it has offices in Africa, Asia, Australia, Europe, the Middle East, North America and South America.

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

Our Success Depends on Market Acceptance of Standalone Business Commerce Solutions.

Our success depends on widespread customer acceptance of standalone business commerce solutions from vendors like us, rather than solutions from ERP software vendors and others that are part of a broader enterprise application solution. For example, ERP vendors, such as Oracle and SAP, could bundle business commerce modules with their existing applications and offer these modules at little or no cost. If our products and services do not achieve continued customer acceptance, our business will be seriously harmed.

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of September 30, 2010, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

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

We May Incur Additional Restructuring Charges that Adversely Affect Our Operating Results.

We have recorded significant restructuring charges relating to the abandonment of numerous leased facilities, including most notably portions of our Sunnyvale, California headquarters. For example, in the year ended September 30, 2010, we revised our estimates for sublease commencement dates based on the remaining terms of the lease in Sunnyvale, California and continued soft market conditions in the Northern California real estate market, resulting in a charge of $8.6 million. Additional lease abandonment costs, resulting from the abandonment of additional facilities could adversely affect our operating results.

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

Our Revenues In Any Quarter May Fluctuate Because Our Sales Cycles Can Be Long and Unpredictable.

Our sales cycles can be long and unpredictable. The purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer organization. We have experienced longer sales cycles as a result of the current economic downturn and more levels of required customer management approvals. The implementation and deployment of our products requires a significant commitment of resources by our customers and third parties and/or professional services organizations. As a result of the length and unpredictability of our sales cycle, our revenues in any quarter may fluctuate.

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

Because we are a publicly-traded company, we are subject to certain federal, state and other rules and regulations, including those required by the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Compliance with existing regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal control over financial reporting. Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent fraud or other errors in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it impossible for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect fraud or other errors could seriously harm our business and results of operations. The recently adopted Dodd-Frank Act will subject us to significant additional executive compensation and corporate governance requirements, many of which have yet to be implemented by the SEC. Compliance with their requirements may be costly and adversely affect our business.

We Sometimes Experience Long Implementation Cycles, Which May Increase Our Operating Costs.

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

We Face Intense Competition. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. This competition could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete with several major enterprise software companies, including SAP AG and Oracle. We also compete with several service providers, including A.T. Kearney and McKinsey & Company. In addition, we compete with smaller specialty vendors or smaller niche providers of sourcing or procurement products and services, including Emptoris, BravoSolution, Zycus, American Express S2S, Perfect Commerce, cc-Hubwoo, Ketera Technologies, Coupa and Iasta. Because business commerce is a relatively new software and solutions category, we expect additional competition from other established and emerging companies if this market continues to develop and expand. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. These third parties, which include IBM, Accenture, Capgemini, Deloitte Consulting, BearingPoint and Unisys, are generally not subject to confidentiality or non-compete agreements that restrict such competitive behavior.

Many of our current and potential competitors, such as ERP software vendors including Oracle and SAP, have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than us. These vendors could also introduce business commerce solutions that are included as part of broader enterprise application solutions at little or no cost to their customers. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly increase their market share. We also expect that competition will increase as a result of industry consolidations. The industry has experienced consolidation with both larger and smaller competitors acquiring companies to broaden their offerings or increase scale. As a result, we may not be able to successfully compete against our current and future competitors.

Any Current or Future Acquisitions or our Recently Announced Disposition Will Be Subject to a Number of Risks.

Any current or future acquisitions or disposition will subject us to a number of risks, including:

•	the diversion of management time and resources;

•	the difficulty of assimilating/transitioning the operations and personnel of the acquired companies;

•	the potential disruption of our ongoing business;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to integration of the acquired companies;

•	difficulties in implementing and maintaining uniform standards, controls, procedures and policies;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel;
•	the inability to sell disposed assets;

•	potential unknown liabilities associated with acquired businesses; and

•	impairment of goodwill and other assets acquired or divested.

Our sale of certain of our sourcing services to Accenture on November 15, 2010 could adversely impact our business because, among other reasons, many of our existing customers will continue to require these services and our solution offering may be less attractive to potential customers without these services. See “Management’s Discussion of Analysis and Financial Condition—Recent Events.”

The Benefits We Anticipate From Acquiring Quadrem May Not Be Realized.

We entered into an agreement to acquire Quadrem with the expectation that the acquisition will result in various benefits including, among other things, accelerating our penetration into the international market segments, enhancing our customer base and recognizing efficiencies. We may not realize any of these benefits or may not realize them as rapidly, or to the extent, anticipated by our management and certain financial or industry analysts. Quadrem’s contribution to our financial results may not meet the current expectations of our management for a number of reasons, including integration risks, and could dilute our profits beyond the current expectations of our management. Potential liabilities assumed in connection with our acquisition of Quadrem also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially adversely affected.

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

Litigation Could Seriously Harm Our Business.

There can be no assurance that future litigation will not have a material adverse effect on our business, financial position, results of operations or cash flows, or that the amount of any accrued losses is sufficient for any actual losses that may be incurred. See “Legal Proceedings” in Part I, Item 3 of this Form 10-K and Note 8 of Notes to the Consolidated Financial Statements.

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

Although we currently not soliciting offers to sell these ARS investments prior to recovery nor are aware of any factors that would make such a sale of the ARS investments more likely than not, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or to record all current and any future unrealized losses as a charge in our statement of operations in future quarters. See Note 5—Fair Value of Our Notes to Consolidated Financial Statements for additional information about the potential adverse impact of our investments in ARS.

We May Incur Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile. The balance of goodwill is $406.5 million as of September 30, 2010 and, there can be no assurance that future goodwill impairments will not occur.

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

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. We have 47 patents issued in the United States of America, but may not develop other proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States of America and, in the case of our solutions, because the validity, enforceability and type of protection of proprietary rights in these technologies are uncertain and evolving. If we fail to adequately protect our proprietary rights, we may lose customers.

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

We May be Sued by Third Parties for Alleged Infringement of Their Proprietary Rights.

There is considerable patent and other intellectual property development activity in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. Even though we have policies against our unauthorized use of third party intellectual property rights and we take precautions not to use such intellectual property without the proper licenses, from time to time, third parties have claimed and may in the future claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. In the future, we may receive claims that our application suite and underlying technology infringe or violate the claimant’s intellectual property rights. However, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or application suite. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify products, or refund fees, which could further exhaust our resources. In addition, we may pay substantial settlement costs to resolve claims or litigation, whether or not legitimately or successfully asserted against us, which could include royalty payments in connection with any such litigation and to obtain licenses, modify products, or refund fees, which could further exhaust our resources. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

Because our application suite collects, stores and reports personal information of buyers and suppliers, privacy concerns could result in liability to us or inhibit sales of our application suite.

Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of third-party information. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that apply to us. Because many of the features of our application suite collect, store and report on information about buyers and suppliers, any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in liability to us, damage our reputation, inhibit sales and harm our business.

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

Defects or Disruptions in Our Solutions Could Diminish Demand for Our Solutions and Subject Us to Substantial Liability.

Since our customers use our solutions for important aspects of their business, any errors, defects, disruptions in service or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect to terminate or not to renew their subscriptions, delay or withhold payment to us, or make warranty or other claims against us. In addition, it could adversely affect our ability to attract new customers. Our business will be harmed if our customers and potential customers believe our solutions are unreliable.

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

We occupy approximately 27,000 square feet of office space in Atlanta, Georgia under a lease that expires in June 2013. Our operations at this location consist principally of our sales and support activities.

We also lease several North American sales and support offices throughout the United States, Canada and Mexico. We lease international sales and support offices including offices in Belgium, China, Czech Republic, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Netherlands, Singapore, Slovakia, Spain, Sweden, Switzerland and the United Kingdom.

We may add additional offices in the United States and in other countries as growth opportunities present themselves, as well as from time to time abandon locations that are no longer required to meet the needs of our business.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

Patent Litigation with Emptoris, Inc.

On April 19, 2007, the Company sued Emptoris, Inc. (“Emptoris”) in the United States District Court for the Eastern District of Texas for patent infringement. On October 29, 2008, after a seven day jury trial, the Company received a verdict that Emptoris willfully infringed one Company patent and also infringed a second Company patent. The jury awarded the Company approximately $4.9 million in damages. On January 7, 2009, the Court issued its judgment which affirmed the jury’s damage award of $4.9 million and further ordered Emptoris to pay the Company $207,000 for pre-judgment interest, $1.4 million in enhanced damages due to the willfulness finding, and the Company’s costs of Court which have been calculated to be $164,000. In its judgment, the Court also issued an injunction against Emptoris. On January 22, 2009, the Court entered an amended judgment which assessed additional damages of $168,000 against Emptoris based on its infringing conduct during the period after trial through December 4, 2008. Emptoris filed an appeal of the trial Court’s judgment. On January 8, 2010, the United States Court of Appeals for the Federal Circuit affirmed the judgment. During the year ended September 30, 2010, the Company received $7.0 million in satisfaction of the monetary portion of the judgment, and the Company recorded $7.0 million of income related to this matter.

General

From time to time, the Company is involved in a variety of claims, suits, investigations, and proceedings arising from the ordinary course of its business, including actions with respect to intellectual property claims, government investigations, labor and employment claims, breach of contract claims, tax, and other matters. Regardless of the outcome, these proceedings can have an adverse impact on the Company because of defense costs, diversion of management resources, and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations, cash flows in a particular period or subject the Company to an injunction that could seriously harm its business. See the risk factors “If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers” and “We May be Sued by Third Parties for Alleged Investment of Their Proprietary Rights,” in the Risk Factors section of Part I, Item 1A of this Annual Report on Form 10-K.

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

To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding as of September 30, 2010.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ARBA.” The price range per share in the table below reflects the highest and lowest sale prices for our stock as reported by the Nasdaq Global Select Market for each quarter during the last two fiscal years. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. As of October 31, 2010, there were approximately 944 stockholders of record.

	Price Range Per Share
Three Months Ended:	High	Low
September 30, 2010	$19.06	$14.91
June 30, 2010	$17.74	$12.71
March 31, 2010	$13.67	$11.22
December 31, 2009	$13.16	$10.74

September 30, 2009	$12.53	$8.27
June 30, 2009	$11.19	$8.15
March 31, 2009	$9.56	$6.43
December 31, 2008	$14.01	$6.00

Equity Compensation Plan Information

The following table sets forth as of September 30, 2010 certain information regarding our equity compensation plans.

	A		B		C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	425,759		$10.99		8,271,892	(1)
Equity compensation plans not approved by security holders (2)	98,971	(3)	$14.27	(3)	—

Total	524,730		$11.61		8,271,892

(1)	Includes 1.3 million shares available for future purchase under the Ariba, Inc. Employee Stock Purchase Plan. Securities available for future issuance under the Ariba, Inc. 1999 Equity Incentive Plan exclude unvested shares of restricted common stock as of September 30, 2010.
(2)	See Note 10 of Notes to Consolidated Financial Statements for a narrative description of these plans.
(3)	Represents shares of common stock issuable pursuant to awards outstanding under equity compensation plans assumed by us in connection with our fiscal year 2004 merger with FreeMarkets.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. There were no shares acquired by us upon forfeiture of restricted shares during the quarter ended September 30, 2010.

Stock Performance Graphs and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Morgan Stanley Technology Index and the Standard and Poor’s 500 Index (the “S&P 500 Index”), for each of the last five fiscal years ended September 30, 2010, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends, if any. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The consolidated statements of operations data for each of the five fiscal years in the period ended September 30, 2010, and the consolidated balance sheet data as of the end of each such fiscal year, are derived from our consolidated financial statements. The operating results for any period should not be considered indicative of results for any future period.

	For the Years Ended September 30,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1):
Revenues:
Subscription and maintenance	$240,789	$222,206	$187,150	$142,309	$130,057
Services and other	120,357	116,766	140,910	159,358	165,959

Total revenues	361,146	338,972	328,060	301,667	296,016

Cost of revenues:
Subscription and maintenance	51,049	47,907	40,088	32,709	27,039
Services and other	82,636	75,465	94,189	114,615	131,551
Amortization of acquired technology and customer intangible assets	4,402	5,550	14,257	14,074	15,702

Total cost of revenues	138,087	128,922	148,534	161,398	174,292

Gross profit	223,059	210,050	179,526	140,269	121,724

Operating expenses:
Sales and marketing	120,796	103,739	110,834	93,904	82,456
Research and development	46,041	43,483	52,270	51,159	50,085
General and administrative	36,000	43,289	48,919	39,780	32,850
Litigation (benefit) provision	(7,000)	—	5,900	—	—
Insurance reimbursement	—	(7,527)	—	—	—
Amortization of other intangible assets	104	755	739	525	800
Restructuring costs (benefit)	8,579	10,837	10,108	(4,194)	26,321
Other income—Softbank	—	—	(566)	(13,564)	(13,585)

Total operating expenses	204,520	194,576	228,204	167,610	178,927

Income (loss) from operations	18,539	15,474	(48,678)	(27,341)	(57,203)
Interest and other (expense) income, net	(735)	(6,055)	8,359	14,301	10,935

Income (loss) before income taxes	17,804	9,419	(40,319)	(13,040)	(46,268)
Provision for income taxes	1,418	1,226	743	1,937	1,533

Net income (loss)	$16,386	$8,193	$(41,062)	$(14,977)	$(47,801)

Net income (loss) per share—basic	$0.19	$0.10	$(0.53)	$(0.21)	$(0.73)

Net income (loss) per share—diluted	$0.18	$0.10	$(0.53)	$(0.21)	$(0.73)

Weighted average shares used in computing net income (loss) per share—basic	86,617	82,733	77,318	70,106	65,924

Weighted average shares used in computing net income (loss) per share—diluted	89,221	85,424	77,318	70,106	65,924

	September 30,
	2010	2009	2008	2007	2006
Consolidated Balance Sheets Data (1)
Cash and cash equivalents, restricted cash, short-term investments and long-term investments	$252,366	$195,446	$136,970	$183,046	$170,616
Working capital (deficit)	$54,809	$1,031	$(41,172)	$35,880	$39,404
Total assets	$721,709	$668,171	$627,461	$583,586	$586,944
Restructuring obligations, less current portion and deferred rent obligations	$33,219	$45,637	$59,295	$74,734	$103,074
Total stockholders’ equity	$498,954	$434,051	$391,018	$351,144	$333,023

(1)	The consolidated statements of operations data and the consolidated balance sheet data as of and for each of the fiscal years in the five-year period ended September 30, 2010 reflects the results of operations of Procuri, Inc. (“Procuri”) subsequent to its acquisition on December 17, 2007.

See Note 11 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net income (loss) per share. We have paid no cash dividends during the five-year period ended September 30, 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, including, without limitation, our expectations regarding our outlook and future revenues. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” in this Form 10-K and in “Outlook for Fiscal Year 2011” in this section. We assume no obligation to update the forward-looking statements or our risk factors after the date of this document.

Overview of Our Business

Ariba is the leading provider of collaborative business commerce solutions for buying and selling goods and services. Ariba combines industry-leading software as a service (“SaaS”) technology to optimize the complete commerce lifecycle and enables companies to discover, connect and collaborate with a global network of trading partners and expert capabilities to augment internal resources and skills, delivering services needed to control costs, minimize risk, improve profits and enhance cash flow and operations, all in the Ariba® Commerce Cloud. Over 330,000 companies, including more than 80 percent of the Fortune 500, use Ariba’s solutions to drive more efficient inter-enterprise commerce.

Our software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. Our software is designed to integrate with all major platforms and can be accessed via a web browser. Our software can be provided as a service in an on-demand model or deployed as an installed application. In addition to application software, Ariba’s collaborative business commerce solutions include implementation and strategic consulting services, education and training, commodity expertise and decision support services, benchmarking services, low-cost country sourcing services and procurement outsourcing services. Ariba’s collaborative business commerce solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 245,000 registered suppliers, offering a wide array of goods and services, are connected to the Ariba Supplier Network.

Recent Events

On November 15, 2010, we sold our sourcing services and business process outsourcing (BPO) services assets (collectively, our “Sourcing Services Business”) to Accenture for approximately $51.0 million in cash, of which $12.0 million is subject to escrow. These assets include our category expertise, sourcing process expertise and strategic sourcing execution resources.

On November 18, 2010, we signed a stock purchase agreement to acquire the business of Quadrem International Holdings, Ltd., a privately held company headquartered in Amsterdam, Netherlands. Quadrem operates an online network for buying and selling goods and services. Under the terms of the Agreement, we will pay up to $150.0 million, including a contingent payment of up to $50 million if performance conditions are met, of which $40.0 million is subject to escrow. The Company has also agreed to pay $10.25 million to modify and terminate aspects of a commercial arrangement previously entered into by Quadrem. The transaction is expected to close in the latter part of the second quarter of fiscal year 2011.

Business Model

Ariba Business Commerce solutions are delivered in a flexible manner, depending upon the needs and preferences of the customer. For customers seeking self sufficiency, we offer flexible, highly configurable and easy-to-use technology and related services that can be deployed behind the firewall or delivered as an on-demand service.

We have aligned our business model with the way we believe customers want to purchase and deploy business commerce solutions. Customers may generally subscribe to our software products and services for a specified term and/or pay for services on a time-and-materials or milestone basis, depending upon their business requirements. Our revenue is comprised of subscription and maintenance fees, and services and other fees. Subscription and maintenance revenue consists of fees charged for hosted on-demand software solutions and fees for product updates and support, as well as fees paid by suppliers for access to the Ariba Supplier Network. Services and other revenue consists of fees for implementation services, consulting services, managed services, training, education, premium support, license fees charged for the use of our software products under perpetual agreements and other miscellaneous items.

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

Overview of Fiscal Year 2010

Our revenues increased to $361.1 million in the year ended September 30, 2010 compared to $339.0 million in the year ended September 30, 2009. Subscription and maintenance revenues increased $18.6 million, or 8%, and services and other revenues increased $3.6 million, or 3%. Subscription revenues were $174.0 million in the year ended September 30, 2010, as compared to $151.2 million in the year ended September 30, 2009. This is primarily due to an increase in the organic demand for our subscription software products, including on-demand software solutions and fees paid for access to the Ariba Supplier Network. Services and other revenues increased primarily due to an increase in implementation revenues partially offset by a decline in sourcing services revenues in the year ended September 30, 2010.

Operating expenses increased to $204.5 million in the year ended September 30, 2010 compared to $194.6 million in the year ended September 30, 2009. The increase in operating expenses is primarily attributable to an increase in compensation and benefits expense related to an increase in overall headcount in the year ended September 30, 2010. In summation, our total net expenses, including cost of revenue and other items, increased to $344.8 million compared to $330.8 million in the year ended September 30, 2009, which resulted in net income for the year ended September 30, 2010 of $16.4 million compared to net income of $8.2 million in the year ended September 30, 2009.

Outlook for Fiscal Year 2011

With the increase in customer demand and continued shift in demand toward subscription software sales, we expect continued growth in subscription revenue in fiscal year 2011 compared to fiscal year 2010. We also expect total revenues to grow in fiscal year 2011 compared to fiscal year 2010 at a higher growth rate than 2010 with growth in subscription revenue being partially offset by modest declines in maintenance revenues.

We plan to continue to carefully monitor expenses in fiscal year 2011. We expect that total expenses, excluding expenses for amortization of intangibles, stock-based compensation and restructuring costs, will grow, at a lower rate than revenues. Our expense outlook includes targeted investments in our business that are planned depending on economic conditions in fiscal year 2011. As a result of our revenue and expense outlooks, we anticipate continued improvement in our results from operations, before giving effect to these excluded expenses.

The current economic uncertainty may continue to adversely impact our business. Although we believe that our business commerce solutions may be even more strategic to customers during adverse economic conditions, because they help companies reduce the costs of their goods and services, a weakening global economy, or decline in confidence in the economy, could, among other things, result in reduced revenues, impairment of financial and non-financial assets and reduced cash flows.

We believe that our success for fiscal year 2011 will depend largely on our ability to: (1) renew our subscription or time-based revenues, including on-demand software fees, maintenance fees, and fees for certain services; (2) sell bundled solution offerings that include both technology and expert services; (3) capitalize on revenue opportunities, such as increased fees for the Ariba Supplier Network and selling on-demand business commerce solutions to smaller and mid-market customers; (4) successfully manage the sale of our Sourcing Services Business; and (5) complete the purchase and successfully integrate the acquisition of Quadrem’s business.

In addition to the macro-economic impact, we believe that key risks to our revenues in fiscal year 2011 include: our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; our ability to generate organic growth; the market acceptance of business commerce solutions as a standalone market category; the overall level of information technology spending; and potential declines in average selling prices. We believe that key risks to our future operating profitability include: our ability to maintain or grow our revenues; and our ability to maintain adequate utilization of our services organization. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

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

	Year Ended September 30,
	Percentage Change Year Over Year		Percentage of Total Revenues
	2010/2009	2009/2008	2010	2009	2008
Revenues:
Subscription and maintenance	8%	19%	67%	66%	57%
Services and other	3	(17)	33	34	43

Total revenues	7	3	100	100	100

Cost of revenues:
Subscription and maintenance	7	20	14	14	12
Services and other	10	(20)	23	22	29
Amortization of acquired technology and customer intangible assets	(21)	(61)	1	2	4

Total cost of revenues	7	(13)	38	38	45

Gross profit	6	17	62	62	55

Operating expenses:
Sales and marketing	16	(6)	34	30	34
Research and development	6	(17)	13	13	16
General and administrative	(17)	(12)	10	13	15
Litigation (benefit) provision	NM	NM	(2)	—	2
Insurance reimbursement	NM	NM	—	(2)	—
Amortization of other intangible assets	(86)	2	0	0	0
Restructuring costs	(21)	7	2	3	3
Other income—Softbank	NM	NM	—	—	(0)

Total operating expenses	5	(15)	57	57	70

Income (loss) from operations	20	132	5	5	(15)
Interest and other (expense) income, net	88	(172)	(0)	(2)	2

Income (loss) before income taxes	89	123	5	3	(13)
Provision for income taxes	16	65	0	1	0

Net income (loss)	100%	120%	5%	2%	(13)%

“NM” means not meaningful

Comparison of the Fiscal Years Ended September 30, 2010, 2009 and 2008

Revenues

Please refer to Note 1 of Notes to Consolidated Financial Statements and “Application of Critical Accounting Policies and Estimates” below for a description of our accounting policy related to revenue recognition.

Subscription and maintenance

Subscription and maintenance revenues for the year ended September 30, 2010 were $240.8 million, an 8% increase from subscription and maintenance revenues of $222.2 million for the year ended September 30, 2009. Subscription revenues consist mainly of fees for software access subscription and hosted software services. Subscription revenues for the year ended September 30, 2010 were $174.0 million compared to $151.2 million for the year ended September 30, 2009. The increase in subscription revenues of $22.8 million, or 15%, was primarily due to an increase in the demand for our subscription software products and the continued growth of Ariba Supplier Network revenues. Maintenance revenues consist primarily of Ariba Buyer and Ariba Sourcing product maintenance fees. Maintenance revenues for the year ended September 30, 2010 were $66.8 million compared to $71.0 million for the year ended September 30, 2009. The slight decline in maintenance revenues was primarily due to a decline in perpetual license revenues. We anticipate that subscription revenues will increase in fiscal year 2011 compared to fiscal year 2010, partially offset by modest declines of maintenance revenues in fiscal year 2011.

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

Services and other

Services and other revenues were $120.4 million for the year ended September 30, 2010, a 3% increase from services and other revenues of $116.8 million for the year ended September 30, 2009. The increase of $3.6 million in services and other revenues was primarily attributable to increase in implementation revenues partially offset by a decline in sourcing services revenues in the year ended September 30, 2010. We anticipate that services and other revenues will remain relatively consistent in fiscal year 2011 compared to fiscal year 2010.

Services and other revenues were $116.8 million for the year ended September 30, 2009, a 17% decrease from services and other revenues of $140.9 million for the year ended September 30, 2008. The decrease of $24.1 million in services and other revenues was primarily attributable to declines in implementation revenues and perpetual license revenues in the year ended September 30, 2009.

Cost of Revenues

Subscription and maintenance

Cost of subscription and maintenance revenues includes hosting services, technical support, training personnel, facilities, equipment costs and stock-based compensation costs. Cost of subscription and maintenance revenues for the year ended September 30, 2010 was $51.0 million, a 7% increase from cost of subscription and maintenance revenues of $47.9 million for the year ended September 30, 2009. This increase was primarily the result of an increase in hosted support costs associated with the overall 15% increase in subscription revenues in the year ended September 30, 2010. We anticipate that cost of subscription and maintenance expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2011 compared to the year ended September 30, 2010.

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

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock-based compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues was $82.6 million for the year ended September 30, 2010, a 10% increase from cost of services and other revenues of $75.5 million for the year ended September 30, 2009. This increase of $7.2 million was primarily due to the following: 1) increased compensation and benefits expense of $3.2 million due to a slight increase in average consulting headcount in the year ended September 30, 2010; 2) increased temporary and contract labor costs of $3.2 million related to the increase in implementation revenues noted above; and 3) increased stock-based compensation expense of $1.6 million in the year ended September 30, 2010 related to performance-based awards based on the increase in subscription software revenues noted above. We anticipate that cost of services and other revenues will remain relatively consistent as a percentage of services and other revenues in the year ending September 30, 2011 compared to the year ended September 30, 2010.

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

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of assets associated with our fiscal year 2008 business combination with Procuri and our fiscal year 2004 business combinations with FreeMarkets. This expense amounted to $4.4 million, $5.6 million and $14.3 million for the years ended September 30, 2010, 2009 and 2008, respectively. The decrease in the years ended September 30, 2010 and 2009 was primarily attributable to assets reaching the end of their estimated useful lives. We anticipate amortization of acquired technology and customer intangible assets will decrease slightly in the year ended September 30, 2011 compared to the year ended September 30, 2010 due to decreases in costs resulting from our acquisition of Procuri as assets reach the end of their estimated useful lives.

Gross profit

Our gross profit as a percentage of revenues for the year ended September 30, 2010 was 62%, consistent with the 62% for the year ended September 30, 2009. Our gross profit as a percentage of revenues for the year ended September 30, 2009 was 62% compared to 55% for the year ended September 30, 2008. The increase in gross profit was primarily due to the continued shift in our revenue mix. Subscription and maintenance revenues contributed 66% of total revenues in the year ended September 30, 2009, as compared to 57% in the year ended September 30, 2008, while services and other revenues contributed 34% of total revenues in the year ended September 30, 2009, respectively as compared to 43% in the year ended September 30, 2008.

Operating Expenses

Sales and marketing

Sales and marketing expenses include costs associated with our sales and marketing personnel and product marketing personnel and consist primarily of compensation and benefits, commissions and bonuses, stock-based compensation costs, promotional and advertising expenses, travel and entertainment expenses related to these personnel and the provision for doubtful accounts. Sales and marketing expenses for the year ended September 30, 2010 were $120.8 million, a 16% increase from sales and marketing expenses of $103.7 million for the year ended September 30, 2009. This increase of $17.1 million is primarily due to the following: 1) increased stock-based compensation of $9.4 million related to performance-based awards based on the increase in subscription software revenues noted above; 2) increased sales commission and bonus expense of $3.5 million related to the increase in revenues noted above; 3) increased compensation and benefits costs and travel costs of $1.5 million and $1.1 million, respectively, related to an increase in overall sales and marketing headcount in the year ended September 30, 2010; and 4) increased marketing expense of $1.2 million in the year ended September 30, 2010. We anticipate that sales and marketing expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2011 compared to the year ended September 30, 2010.

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

Research and development

Research and development expenses include costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily include compensation and benefits, stock-based compensation costs, consulting costs and the cost of software development tools and equipment. Research and development expenses for the year ended September 30, 2010 were $46.0 million, a 6% increase from research and development expenses of $43.5 million for the year ended September 30, 2009. The increase in the year ended September 30, 2010 is primarily due to an increase in compensation and benefits expense. We anticipate that research and development expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2011 compared to the year ended September 30, 2010.

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

General and administrative

General and administrative expenses include costs for executive, finance, human resources, information technology, legal and administrative support functions, and primarily include compensation and benefits, stock-based compensation costs and professional services costs. General and administrative expenses for the year ended September 30, 2010 were $36.0 million, a 17% decrease from general and administrative expenses of $43.3 million for the year ended September 30, 2009. This decrease of $7.3 million is primarily due an impairment of $4.3 million in the year ended September 30, 2009 associated with capitalized costs related to an enterprise resource planning (“ERP”) system for finance and human resources, a decrease in expenses of $3.1 million based upon management’s assessment that a previously accrued contingency now has less than a remote probability of potential loss and a decrease in intellectual property related legal expenses of approximately $1.7 million associated with the patent infringement matters disclosed in Note 8 to Notes to Consolidated Financial Statements, partially offset by an increase in stock-based compensation of $1.8 million primarily related to restricted stock awards. We anticipate that general and administrative expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2011 compared to the year ended September 30, 2010.

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

Other income—Softbank

During the years ended September 30, 2008, we recorded $566,000 of income from the settlement with Softbank entered into in October 2004. The $37.0 million of deferred income recorded upon the settlement with Softbank was recognized into income, starting in January 2005, over the remaining term of the three-year license that ended in October 2007. For further discussion, see Note 13 of Notes to Consolidated Financial Statements.

Litigation (benefit) provision

During the year ended September 30, 2010, we recorded $7.0 million of income related to the Emptoris matter. See Note 8 of Notes to Consolidated Financial Statements. We recorded a $5.9 million provision related to the settlement of our patent infringement litigation with Sky Technologies LLC during the year ended September 30, 2008.

Insurance reimbursement

During the year ended September 30, 2009, we recorded $7.5 million of income related to an insurance reimbursement for previously unreimbursed litigation costs. See “Litigation—General” in Note 8 of Notes to Consolidated Financial Statements.

Amortization of other intangible assets

Amortization of other intangible assets was $104,000, $755,000 and $739,000 in the years ended September 30, 2010, 2009 and 2008, respectively. These amounts consisted of the amortization of trade name/trademark and non-competition agreement resulting from our merger with FreeMarkets and our acquisition of Procuri. The decrease in the years ended September 30, 2010 was primarily attributable to assets reaching the end of their estimated useful lives. We anticipate amortization of other intangible assets will decrease in the year ended September 30, 2011 compared to the year ended September 30, 2010 as assets reach the end of their estimated useful lives.

Restructuring costs

We recorded a restructuring charge of $8.6 million in the year ended September 30, 2010 due to the revision of our estimates for sublease commencement dates based on the remaining terms of the lease in Sunnyvale, California and continued soft market conditions in the Northern California real estate market.

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

Interest and other (expense) income, net

Interest and other (expense) income, net for the year ended September 30, 2010 was expense of $735,000, a decrease of $5.3 million from expense of $6.1 million for the year ended September 30, 2009. The increase is primarily attributable to a decrease in realized and unrealized foreign currency transaction losses of $5.0 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries and realized losses on foreign denominated cash balances maintained in the United States of America, primarily due to the U.S. dollar strengthening against the Euro, the British Pound, the Australian dollar and the Canadian dollar in the year ended September 30, 2009.

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

Provision for income taxes

We recorded income tax provisions of $1.4 million, $1.2 million and $743,000 for the years ended September 30, 2010, 2009 and 2008, respectively. The increase in the year ended September 30, 2009 was primarily attributable to a recovery of foreign income taxes in the year ended September 30, 2008 related to taxes paid in the year ended September 30, 2007.

As of September 30, 2010, we had net operating loss carryforwards for federal, state and foreign tax purposes of approximately $1.5 billion, $813.0 million and $4.8 million, respectively, before consideration of any annual limitations as described below. The federal, state and foreign net operating loss carryforwards expire in various years from fiscal year 2011 through fiscal year 2030, from fiscal year 2011 through fiscal year 2030 and from fiscal year 2011 through fiscal year 2014, respectively. Utilization of our net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations imposed by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of our federal and state net operating loss and tax credit carryforwards before utilization.

As of September 30, 2010, we had research credit carryforwards for federal and state tax purposes of approximately $39.0 million and $25.0 million, respectively. If not utilized, the federal research credit carryforwards will expire in various years from fiscal year 2011 through fiscal year 2024. The state research credit carryforwards will continue indefinitely. We also had manufacturer’s credit carryforwards as of September 30, 2010 for state tax purposes of approximately $300,000, which will expire in various years from fiscal year 2011 through fiscal year 2012.

Our net operating loss and tax credit carryforwards include net operating loss and research credit carryforwards of approximately $270.2 million and $4.8 million, respectively, generated by FreeMarkets, which are subject to annual limitations which could reduce or defer the utilization of those losses and credits.

Liquidity and Capital Resources

As of September 30, 2010, we had $223.1 million in cash, cash equivalents and investments and $29.2 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $252.4 million. Our working capital on September 30, 2010 was $54.8 million. As of September 30, 2009, we had $166.2 million in cash, cash equivalents and investments and $29.2 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $195.4 million. Our working capital on September 30, 2009 was $1.0 million. All significant cash, cash equivalents, investments and restricted cash are held in accounts in the United States.

We hold a variety of interest-bearing ARS that represent investments in pools of assets, including student loans and credit derivative products. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The continuing uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

Contractual maturity dates for these ARS investments range from 2016 to 2047. The ARS backed by student loans are guaranteed by the U.S. government and have credit ratings of AAA to A. All of the ARS investments were in compliance with our investment policy at the time of acquisition and are investment grade quality, except for one credit derivative product.

Currently, we have no intent to sell these ARS investments prior to recovery nor are aware of any factors that would make such a sale of the ARS investments more likely than not. As of September 30, 2010 and 2009, we classified the entire ARS investment balance as long-term investments on our consolidated balance sheet because of our inability to determine when our investments in ARS would settle.

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

We have used a discounted cash flow model (“DCF”) to determine the estimated fair value of our investment in ARS as of September 30, 2010. Significant estimates used in the DCF models include the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $17.9 million of student loan securities and $3.4 million of a credit derivative product was adjusted between 150 basis points (“bps”) and 250 bps for the student loan securities and 1,100 bps for the credit derivative product, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on this assessment of fair value, we determined there was a decline in the fair value of its ARS investments of $3.9 million, of which $2.2 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of our ARS, we recorded other-than-temporary impairments of $1.4 million in the year ended September 30, 2009 and $499,000 in the year ended September 30, 2010, partially offset by $254,000 of accretion recorded through September 30, 2010. Based upon the analysis completed, we determined that the other-than-temporary loss of $1.7 million was principally related to the credit loss on the investment. Additionally, we evaluated the factors related to other than credit loss, which were determined to be immaterial to the consolidated financial statements.

We review our impairments in accordance with the changes issued by the Financial Accounting Standards Board (“FASB”) to fair value accounting and the recognition and presentation of other-than-temporary impairments, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for the recovery in market value. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, we may, in the future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $2.2 million currently accounted for as a temporary decline or may be greater than the $1.7 million other-than-temporary impairment recorded in the year ended September 30, 2010.

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

Net cash provided by operating activities was $67.0 million for the year ended September 30, 2010, compared to net cash provided by operating activities of $66.0 million for the year ended September 30, 2009. Cash flows provided by operating activities increased primarily due to higher net income in the year ended September 30, 2010 as compared to the year ended September 30, 2009 partially offset by an increase in bonus and sales commission payments in the year ended September 30, 2010 based on our financial results in the years ended September 30, 2010 and 2009.

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

The changes in cash flows from investing activities primarily related to acquisitions and the timing of purchases, maturities and sales of our investments. Net cash used in investing activities was $13.7 million for the year ended September 30, 2010, compared to net cash used in investing activities of $23.0 million for the year ended September 30, 2009. The decrease of $9.3 million is primarily attributable to a decrease in purchases of investments, net of sales of $12.6 million, partially offset by an increase in capital expenditures of $2.9 million primarily related to computer hardware for data storage in the year ended September 30, 2010.

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

The changes in cash flows from financing activities primarily relate to the repurchase of common stock shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees and the proceeds from the issuance of common stock is attributed to the employee stock purchase plan and stock option exercises. Net cash used in financing activities was $1.7 million for the year ended September 30, 2010, compared to net cash provided by financing activities of $1.5 million for the year ended September 30, 2009. The decrease in the year ended September 30, 2010 is related to an increase in the repurchase of common stock forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations.

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

As of September 30, 2010, we did not have any material commitments for capital expenditures.

Contractual obligations

Our primary contractual obligations are under our operating leases and letters of credit, which are discussed below.

In March 2000, we entered into a facility lease agreement for 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for our headquarters. The operating lease term commenced in 2001 and ends in January 2013. We occupy 150,000 square feet in this facility, and currently sublease over two buildings totaling 396,000 square feet to third parties. These subleases expire in January 2013. The remaining 170,000 square feet is available for sublease. Minimum monthly lease payments are $3.5 million and escalate annually, with the total future minimum lease payments amounting to $104.1 million over the remaining lease term. As part of this lease agreement, we are required to issue standby letters of credit backed by cash equivalents, totaling $28.8 million as of September 30, 2010, as a form of security through fiscal year 2013. Also, we are required by other lease agreements to hold an additional $401,000 of standby letters of credit, which are cash collateralized. These instruments are issued by our banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $29.2 million is classified as restricted cash on our consolidated balance sheet as of September 30, 2010.

We also occupy 91,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. This location consists principally of our services organization and administrative activities.

We occupy approximately 27,000 square feet of office space in Atlanta, Georgia under a lease that expires in June 2013. Our operations at this location consist principally of our sales and support activities.

Future minimum lease payments and sublease income under noncancelable operating leases for the next five years and thereafter are as follows as of September 30, 2010 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income	Net Obligations
2011	$49,784	$(12,970)	$36,814
2012	51,822	(13,656)	38,166
2013	21,098	(4,450)	16,648
2014	4,612	—	4,612
2015	3,547	—	3,547
Thereafter	7,674	—	7,674

Total	$138,537	$(31,076)	$107,461

The above table represents our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the specific timing and actual amounts of payments.

Of the total operating lease commitments as of September 30, 2010 noted above, $54.4 million is for occupied properties and $84.1 million is for abandoned properties, which are a component of the restructuring obligation.

Other than the lease commitments and letters of credit discussed above, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of September 30, 2010.

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

Revenue recognition

Substantially all of our revenues are derived from the following sources: (i) subscription software solutions on a multi-tenant basis and single-tenant basis either hosted or behind the firewall; (ii) maintenance and support related to existing single-tenant perpetual licenses; and (iii) services, including implementation services, strategic consulting services, sourcing services, managed services, training, education, premium support and other miscellaneous services. The subscription software solutions include technical support and product updates. The significant majority of our subscription software solutions are hosted time-based licenses and are based on the number of users or other usage criteria. Our multiple element arrangements typically include a combination of: (i) subscription software solutions; and (ii) a services arrangement, on either a fixed fee for access to specific services over time or a time and materials basis.

We license our subscription software through our direct sales force and indirectly through resellers. Sales made through resellers are recognized at the time that we have received persuasive evidence of an end user customer and all other criteria are met as defined below. The license agreements for our subscription software only provide for a right of return in limited and defined circumstances, and historically product returns have not been significant. We do not recognize revenue on agreements subject to refund or cancellation rights until such rights to refund or cancel have expired. Direct sales force commissions are accounted for as sales and marketing expense at the time of sale, when the liability is incurred and is reasonably estimable.

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

(ii)	requires an entity to establish an estimated selling price (“ESP”) for all deliverables when vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price does not exist; and

(iii)	eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method.

We elected to early adopt this accounting guidance at the beginning of our first quarter of fiscal year 2010 on a prospective basis for applicable transactions originating or materially modified after September 30, 2009. The new guidance allows for deliverables with stand alone value in a multi-element arrangement for which revenue was previously deferred due to undelivered elements not having VSOE of selling price to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement.

For transactions entered into prior to the first quarter of fiscal year 2010, we allocated revenue to each element in a multiple element arrangement based on our respective fair value. Our determination of the fair value of each element in a multiple element arrangement was based on VSOE of selling price, which is limited to the price when sold separately. Revenue from subscription software, hosting and sourcing solutions services was primarily recognized ratably over the term of the arrangement, commencing with the initial customer access date. Set up fees paid by customers in connection with multi-tenant subscription software solutions are recognized ratably over the longer of the life of the agreement or the expected lives of customer relationships, which generally range from three to 5 years. Revenue allocated to maintenance and support was recognized ratably over the maintenance term (typically one year). Revenue allocated to software implementation, process improvement, training and other services was recognized as the services are performed or as milestones are achieved or if bundled with a subscription or time-based arrangement or in circumstances where VSOE of selling price could not be established for undelivered service elements, was recognized ratably over the term of the access agreement. In circumstances where we provided services as part of a multi-element arrangement with subscription software, both the subscription software revenue and service revenue were recognized under the lesser of proportional performance method based on hours or ratable over the subscription term. When revenue associated with multiple element arrangements was recognized and more than one element in that arrangement did not have VSOE of selling price, we first allocated revenue on the statement of operations to those elements for which VSOE of selling price was available and the residual was allocated to those elements that did not have VSOE of selling price.

We do sell implementation services, strategic consulting, training and other services in stand-alone engagements. Maintenance and support are sold separately through renewals of annual contracts. As a result, we have used and intend to continue using VSOE of selling price to allocate the arrangement consideration to each of these deliverables. Consistent with our methodology under previous accounting guidance, we determine VSOE of selling price based on our normal pricing and discounting practices for the specific service when sold separately. In determining VSOE of selling price, we require that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical stand-alone transactions falling within plus or minus 15% of the median rates. In addition, we consider the geographies in which the services are sold and major service groups in determining VSOE of selling price.

However, we are not always able to establish VSOE of selling price for all deliverables in an arrangement with multiple elements. This may be due to us infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE of selling price cannot be established, as in the case for all subscription software solutions along with certain services, we attempt to establish selling price of each element based on TPE of selling price. TPE of selling price is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a level of differentiation such that the comparable pricing of software solutions and services with similar functionality and delivery cannot be obtained. Furthermore, we are rarely able to reliably determine what similar competitors’ selling prices are on a stand-alone basis. Therefore, we are typically not able to determine TPE of selling price.

For contracts signed or substantially modified after October 1, 2009, and within the scope of the new guidance, we use ESP in our allocation of arrangement consideration when we are unable to establish selling price using VSOE or TPE. The objective of ESP is to determine the price at which we would transact a sale if the subscription software or other services were sold on a stand-alone basis. ESP is generally used for offerings not priced within a narrow range, and it applies to a majority of our arrangements with multiple deliverables.

We determine ESP for all deliverables that do not have VSOE of selling price by considering multiple factors which include, but are not limited to the following: (i) substantive renewal rates contained within an arrangement for subscription software solutions; (ii) gross margin objectives and internal costs for services; and (iii) pricing practices, market conditions and competitive landscape. The determination of ESP is made through consultation with and approval by our management, taking into consideration the go-to-market strategy.

We regularly review VSOE, TPE and ESP and maintain internal controls over the establishment and updates of these estimates. There were no material changes to VSOE, TPE, or ESP either during the quarter or the year ended September 30, 2010.

The impact during the year ended September 30, 2010 of the new guidance was not material to our reported revenues or results of operations. In terms of the timing and pattern of revenue recognition, the new guidance is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements. The impact on future periods will vary based on the nature and volume of new deals in any given period.

Deferred revenue includes amounts received from customers for which revenue has not been recognized, and generally results from deferred subscription, maintenance and support, hosting, consulting or training services not yet rendered and recognizable and license revenue deferred until all requirements are met. Deferred revenue is recognized as revenue upon delivery of our product, as services are rendered, or as other requirements are satisfied. Deferred revenue excludes contract amounts for which payment has yet to be collected. Likewise, accounts receivable excludes amounts due from customers for which revenue has been deferred.

Recoverability of goodwill

We test goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. The provisions of Accounting Standard Codification (“ASC”) 350 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 9 of Notes to the Consolidated Financial Statements. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If upon completing the second step of the impairment test the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

The fair value of our reporting units were determined using the income approach and the market approach. The income approach is a valuation technique whereby we calculate the fair value of each reporting unit based on the present value of estimated future cash flows, which are formed by evaluating historical trends, current budgets, operating plans and industry data. The market approach is a valuation technique whereby we calculate the fair value of each reporting unit by comparing it to public traded companies in similar lines of business or to comparable transactions or assets. In selecting comparable companies, we researched companies in the reporting unit’s respective segments.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions using the income approach include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions. The estimates and assumptions using the market comparable approach include determination of appropriate market comparables and an appropriate control premium. We use our fair value estimate on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

We performed the annual assessment in the fourth quarter of fiscal years 2010, 2009 and 2008 and no indication of goodwill impairment was noted. The balance of goodwill is $406.5 million as of September 30, 2010, and there can be no assurance that future goodwill impairments will not occur.

Lease abandonment costs

We initially recorded a significant restructuring charge in the third quarter of fiscal year 2001 upon abandoning certain operating leases as part of a program to restructure our operations and related facilities. In the years ended September 30, 2002 through 2007, we revised our original estimates and expectations for our corporate headquarters and field offices disposition efforts as a result of changed estimates of sublease rental projections.

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

We recorded a restructuring charge of $8.6 million in the year ended September 30, 2010 due to the revision of our estimates for sublease commencement dates based on the remaining terms of the lease in Sunnyvale, California and continued soft market conditions in the Northern California real estate market.

Lease abandonment costs for the abandoned facilities were estimated to include remaining lease liabilities and brokerage fees offset by sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable subleasees and sublease rates using market trend information analyses provided by a commercial real estate brokerage firm retained by us. We review these estimates each quarterly reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. See Note 8 of Notes to Consolidated Financial Statements. Our lease abandonment accrual is net of $31.1 million of sublease income.

Fair value of Auction Rate Securities

We hold a variety of interest-bearing ARS that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. As of September 30, 2010, we held $17.9 million in par value of student loan securities that failed to settle in auctions commencing February 2008 and $3.4 million in par value of commercial paper and credit derivative products that failed to settle in auctions commencing August 2007. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The continuing uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until such time as either a future auction of these investments is successful or a buyer is found outside of the auction process. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

Contractual maturity dates for these ARS investments range from 2016 to 2047. The ARS backed by student loans are guaranteed by the U.S. government and have credit ratings of AAA to A. The ARS investments were in compliance with our investment policy at the time of acquisition and are investment grade quality, except for one credit derivative product.

Currently, we have no intent to sell these ARS investments prior to recovery nor are aware of any factors that would make such a sale of the ARS investments more likely than not. As of September 30, 2010, we have classified the entire ARS investment balance as long-term investments on our consolidated balance sheet because of our current inability to predict that these investments will be available for settlement within the next twelve months. We have also modified our current investment strategy and increased our investments in more liquid money market instruments.

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

We have used a discounted cash flow (“DCF”) model to determine the estimated fair value of its investment in ARS as of September 30, 2010. Significant estimates used in the DCF models include the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $17.9 million of student loan securities and $3.4 million of a credit derivative product was adjusted between 150 basis points (“bps”) and 250 bps for the student loan securities and 1,100 bps for the credit derivative product, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on this assessment of fair value, we determined there was a decline in the fair value of our ARS investments of $3.9 million, of which $2.2 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, we recorded other-than-temporary impairments of $1.4 million in the year ended September 30, 2009 and $499,000 in the year ended September 30, 2010, partially offset by $254,000 of accretion recorded through September 30, 2010. Based upon the analysis completed, we determined that the other-than-temporary loss of $1.7 million was principally related to the credit loss on the investment. Additionally, we evaluated the factors related to other than credit loss, which were determined to be immaterial to the condensed consolidated financial statements.

We review our impairments in accordance with the changes issued by the FASB to fair value accounting and the recognition and presentation of other-than-temporary impairments, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net loss for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain its investment for a period of time sufficient to allow for the recovery in market value to par. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, we may, in the near future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $2.2 million currently accounted for as a temporary decline or may be greater than the $1.7 million other-than-temporary impairment recorded in the year ended September 30, 2010.

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

Foreign Currency Risk

We develop products primarily in the United States and India and market our products primarily in the United States, Europe and Asia. As a result, our financial results have been and could in the future be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If any of the events described above were to continue to occur, our net sales could be seriously impacted, since a large portion of our net sales are derived from international operations. For the years ended September 30, 2010, 2009 and 2008, approximately 29%, 30% and 31%, respectively, of our total net sales were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of September 30, 2010 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain (Loss) in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	5,500	$6,964	$(464)
Singapore Dollar	Sell	7,500	5,415	(287)
Chinese Renminbi	Sell	35,000	5,159	(72)
Japanese Yen	Buy	350,000	4,040	155
Czech Koruna	Buy	22,000	1,156	68
Swiss Franc	Buy	1,200	1,141	82
Brazilian Real	Sell	1,000	552	(39)
Australian Dollar	Sell	500	465	(13)
Indian Rupee	Buy	15,000	316	17

Total			$25,208	$(553)

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of September 30, 2010.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains or losses of approximately $2.5 million. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures. We do not expect material exchange rate gains and losses from other foreign currency exposures.

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

	Year Ending September 30, 2011	Year Ending September 30, 2012	Year Ending September 30, 2013	Year Ending September 30, 2014	Year Ending September 30, 2015	Thereafter	Total
Cash equivalents	$152,332	$—	$—	$—	$—	$—	$152,332
Average interest rate	0.38%	—	—	—	—	—	0.38%
Investments	$18,449	$4,843	$—	$—	$—	$17,440	$40,732
Average interest rate	0.91%	1.07%	—	—	—	1.82%	1.32%
Restricted cash	$104	$—	$29,137	$—	$—	$—	$29,241
Average interest rate	0.50%	—	0.50%	—	—	—	0.50%

Total investment securities	$170,885	$4,843	$29,137	$—	$—	$17,440	$222,305

The table above does not include uninvested cash of $30.1 million held as of September 30, 2010. Total cash, cash equivalents, investments and restricted cash as of September 30, 2010 was $252.4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and the related notes thereto, of the Company and the Reports of Independent Registered Public Accounting Firms are filed as a part of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Ariba, Inc.

We have audited the accompanying consolidated balance sheets of Ariba, Inc. and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ariba, Inc. and subsidiaries at September 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ariba, Inc.’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

November 23, 2010

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$182,393	$130,881
Short-term investments	18,449	12,169
Restricted Cash	104	—
Accounts receivable, net of allowance for doubtful accounts of $2,537 and $2,691 as of September 30, 2010 and 2009, respectively	21,781	19,660
Prepaid expenses and other current assets	7,942	11,235

Total current assets	230,669	173,945
Property and equipment, net	15,958	14,418
Long-term investments	22,283	23,155
Restricted cash	29,137	29,241
Goodwill	406,507	406,507
Other intangible assets, net	13,154	17,660
Other assets	4,001	3,245

Total assets	$721,709	$668,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,190	$7,758
Accrued compensation and related liabilities	32,079	29,010
Accrued liabilities	18,398	17,010
Restructuring obligations	17,188	17,964
Deferred revenue	97,005	101,172

Total current liabilities	175,860	172,914
Deferred rent obligations	9,880	14,539
Restructuring obligations, less current portion	23,339	31,098
Deferred revenue, less current portion	7,285	9,288
Other liabilities	6,391	6,281

Total liabilities	222,755	234,120

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.002 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.002 par value; 1,500,000 shares authorized; 93,872 and 89,628 shares issued and outstanding as of September 30, 2010 and 2009, respectively	188	179
Additional paid-in capital	5,236,265	5,189,566
Accumulated other comprehensive loss	(1,879)	(3,688)
Accumulated deficit	(4,735,620)	(4,752,006)

Total stockholders’ equity	498,954	434,051

Total liabilities and stockholders’ equity	$721,709	$668,171

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Year Ended September 30,
	2010	2009	2008
Revenues:
Subscription and maintenance	$240,789	$222,206	$187,150
Services and other	120,357	116,766	140,910

Total revenues	361,146	338,972	328,060

Cost of revenues:
Subscription and maintenance	51,049	47,907	40,088
Services and other	82,636	75,465	94,189
Amortization of acquired technology and customer intangible assets	4,402	5,550	14,257

Total cost of revenues	138,087	128,922	148,534

Gross profit	223,059	210,050	179,526

Operating expenses:
Sales and marketing	120,796	103,739	110,834
Research and development	46,041	43,483	52,270
General and administrative	36,000	43,289	48,919
Litigation (benefit) provision	(7,000)	—	5,900
Insurance reimbursement	—	(7,527)	—
Amortization of other intangible assets	104	755	739
Restructuring costs	8,579	10,837	10,108
Other income—Softbank	—	—	(566)

Total operating expenses	204,520	194,576	228,204

Income (loss) from operations	18,539	15,474	(48,678)
Interest and other (expense) income, net	(735)	(6,055)	8,359

Income (loss) before income taxes	17,804	9,419	(40,319)
Provision for income taxes	1,418	1,226	743

Net income (loss)	$16,386	$8,193	$(41,062)

Net income (loss) per share—basic	$0.19	$0.10	$(0.53)

Net income (loss) per share—diluted	$0.18	$0.10	$(0.53)

Weighted average shares used in computing net income (loss) per share—basic	86,617	82,733	77,318

Weighted average shares used in computing net income (loss) per share—diluted	89,221	85,424	77,318

Comprehensive income (loss):
Net income (loss)	$16,386	$8,193	$(41,062)

Unrealized gain (loss) on investments, net	1,895	(609)	(3,005)
Foreign currency translation adjustment	(86)	15	(1,201)

Other comprehensive income (loss)	1,809	(594)	(4,206)

Comprehensive income (loss)	$18,195	$7,599	$(45,268)

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at October 1, 2007	78,628,009	$157	$5,067,993	$1,112	$(4,718,118)	$351,144
FIN 48 adjustment	—	—	—	—	(1,019)	(1,019)
Exercise of stock options	385,011	1	2,271	—	—	2,272
Issuance of common stock	626,336	1	4,121	—	—	4,122
Issuance of common stock related to the Procuri acquisition	4,060,164	8	46,103	—	—	46,111
Issuance of restricted stock, net of cancellations	3,779,206	8	(8)	—	—	—
Exchange and retirement of employee-owned mature stock for taxes	(551,046)	(1)	(7,202)	—	—	(7,203)
Amortization of stock-based compensation	—	—	40,859	—	—	40,859
Unrealized investment loss, net	—	—	—	(3,005)	—	(3,005)
Foreign currency translation adjustment	—	—	—	(1,201)	—	(1,201)
Net loss	—	—	—	—	(41,062)	(41,062)

Balances at September 30, 2008	86,927,680	174	5,154,137	(3,094)	(4,760,199)	391,018
Exercise of stock options	172,396	—	925	—	—	925
Issuance of common stock	773,770	2	3,187	—	—	3,189
Issuance of restricted stock, net of cancellations	2,063,525	4	(4)	—	—	—
Exchange and retirement of employee-owned mature stock for taxes	(309,094)	(1)	(2,620)	—	—	(2,621)
Amortization of stock-based compensation	—	—	33,941	—	—	33,941
Realized investment loss, net	—	—	—	1,414	—	1,414
Unrealized investment loss, net	—	—	—	(2,023)	—	(2,023)
Foreign currency translation adjustment	—	—	—	15	—	15
Net income	—	—	—	—	8,193	8,193

Balances at September 30, 2009	89,628,277	179	5,189,566	(3,688)	(4,752,006)	434,051
Exercise of stock options	34,566	—	332	—	—	332
Issuance of common stock	625,161	2	3,874	—	—	3,876
Issuance of restricted stock, net of cancellations	4,090,157	8	(8)	—	—	—
Exchange and retirement of employee-owned mature stock for taxes	(506,313)	(1)	(5,864)	—	—	(5,865)
Amortization of stock-based compensation	—	—	48,365	—	—	48,365
Unrealized investment gain, net	—	—	—	1,895	—	1,895
Foreign currency translation adjustment	—	—	—	(86)	—	(86)
Net income	—	—	—	—	16,386	16,386

Balances at September 30, 2010	93,871,848	$188	$5,236,265	$(1,879)	$(4,735,620)	$498,954

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2010	2009	2008
Operating activities:
Net income (loss)	$16,386	$8,193	$(41,062)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provisions for doubtful accounts	684	1,378	506
Depreciation and amortization	12,418	13,966	22,899
Stock-based compensation	48,365	33,941	40,859
Restructuring	8,579	10,837	10,108
Other-than-temporary impairment of long-term investments	724	1,414	—
Impairment of property and equipment	—	4,277	—
Changes in operating assets and liabilities:
Accounts receivable	(2,805)	7,930	3,609
Prepaid expenses and other assets	2,312	(3,094)	5,948
Accounts payable	3,560	(4,485)	1,225
Accrued compensation and related liabilities	2,916	7,486	(3,687)
Accrued liabilities	(3,120)	(1,910)	(7,914)
Deferred revenue	(5,896)	8,857	13,258
Deferred income—Softbank	—	—	(566)
Restructuring obligations	(17,114)	(22,821)	(23,592)

Net cash provided by operating activities	67,009	65,969	21,591

Investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(55,638)
Purchases of property and equipment	(9,452)	(6,583)	(7,657)
Proceeds from maturities and sales of investments	18,091	15,950	97,953
Purchases of investments	(22,328)	(32,772)	(29,768)
Allocation from restricted cash, net	—	400	1,022

Net cash (used in) provided by investing activities	(13,689)	(23,005)	5,912

Financing activities:
Proceeds from issuance of common stock	4,208	4,114	6,394
Repurchase of common stock	(5,865)	(2,621)	(7,203)

Net cash (used in) provided by financing activities	(1,657)	1,493	(809)

Effect of exchange rate changes on cash and cash equivalents	(151)	(380)	(1,201)
Net increase in cash and cash equivalents	51,512	44,077	25,493
Cash and cash equivalents at beginning of year	130,881	86,804	61,311

Cash and cash equivalents at end of year	$182,393	$130,881	$86,804

Supplemental disclosures of cash flow information:
Net cash paid for income taxes	$1,017	$1,579	$1,816

See accompanying notes to consolidated financial statements.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company”), is the leading provider of collaborative business commerce solutions for buying and selling goods and services. Ariba combines industry-leading software as a service (“SaaS”) technology to optimize the complete commerce lifecycle with the world’s largest business oriented web-based community to discover, connect and collaborate with a global network of trading partners and expert capabilities to augment internal resources and skills, delivering everything needed to control costs, minimize risk, improve profits and enhance cash flow and operations, all in the Ariba® Commerce Cloud. Over 330,000 companies, including more than 80 percent of the Fortune 500, use Ariba’s solutions to drive more efficient inter-enterprise commerce. The Company was incorporated in Delaware in September 1996.

Basis of presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates. The items that are significantly impacted by estimates include revenue recognition, the assessment of recoverability of goodwill and other intangible assets, restructuring obligations related to abandoned operating leases, the fair value of investments and collectibility of accounts receivable.

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

No customer accounted for more than 10% of total revenues for the years ended September 30, 2010, 2009 and 2008. No customer accounted for more than 10% of net accounts receivable as of September 30, 2010 and 2009.

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

Derivative financial instruments and foreign currency management

The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the foreign subsidiaries’ financial statements are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translations of foreign subsidiary financial statements are reported in accumulated other comprehensive income. Gains or losses on foreign currency transactions are recognized as interest and other income (expense), net. The Company recognized losses of approximately $1.7 million and $6.7 million for the years ended September 30, 2010 and 2009, respectively. The Company recognized a gain of approximately $2.9 million for the year ended September 30, 2008.

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

As of September 30, 2010, the notional amounts of the forward contracts held to sell and purchase U.S. dollars in exchange for other major international currencies were $6.7 million and $18.7 million, respectively, and the unrealized loss on these contracts was $553,000. As of September 30, 2009, the notional amounts of the forward contracts held to sell and purchase U.S. dollars in exchange for other major international currencies were $4.9 million and $20.9 million, respectively, and the unrealized loss on these contracts was $427,000. The notional principal amounts for derivative instruments provided one measure of the transaction volume outstanding as of September 30, 2010 and 2009, and do not represent the amount of the Company’s exposure to credit or market loss. The Company has determined that the gross exposure for both market and credit risk are deemed immaterial.

The fair value of the foreign currency forward contracts not designated as hedges in the condensed consolidated balance sheet were $322,000 included in prepaid expense and other current assets and $875,000 included in other current liabilities as of September 30, 2010. The fair value of the foreign currency forward contracts not designated as hedges in the condensed consolidated balance sheet were $58,000 included in prepaid expense and other current assets and $485,000 included in other current liabilities as of September 30, 2009. The effects of the foreign currency forward contracts not designated as hedges on net income was a loss of $686,000 for the year ended September 30, 2010 and a loss of $881,000 for the year ended September 30, 2009, included in interest and other (expense) income, net on the consolidated statement of operations.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally two to five years based on asset classification, or the lease term, if applicable. Gains and losses on disposals are included in results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Costs for replacements and improvements are capitalized, while the costs of maintenance and repairs are charged against earnings as incurred.

Impairment of long-lived assets

Long-lived assets, such as property and equipment and purchased intangibles subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated from the use and ultimate disposition of the assets. If the carrying amount of the assets exceed its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of would be reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

Goodwill and other intangible assets

Purchased other intangible assets with finite lives are amortized over the estimated economic lives of the assets, generally ranging from one to five years, and reviewed for impairment. Goodwill and purchased other intangible assets determined to have indefinite useful lives are not amortized but are reviewed for impairment annually and more frequently if events and circumstances indicate the assets may be impaired and the carrying value may not be recoverable. The Company has no identifiable intangible assets with indefinite lives as of September 30, 2010.

The Company tests goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. The provisions of Accounting Standard Codification (“ASC”) 350 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company’s reporting units are consistent with the reportable segments identified in Note 9 of Notes to the Consolidated Financial Statements. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If upon completing the second step of the impairment test the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

The fair value of the Company’s reporting units were determined using the income approach and the market approach. The income approach is a valuation technique whereby the Company calculates the fair value of each reporting unit based on the present value of estimated future cash flows, which are formed by evaluating historical trends, current budgets, operating plans and industry data. The market approach is a valuation technique whereby the Company calculates the fair value of each reporting unit by comparing it to public traded companies in similar lines of business or to comparable transactions or assets. In selecting comparable companies, the Company researched companies in the reporting unit’s respective segments.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions using the income approach include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions. The estimates and assumptions using the market comparable approach include determination of appropriate market comparables and an appropriate control premium. The Company uses its fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

The Company performed the annual assessment in the fourth quarter of fiscal years 2010, 2009 and 2008 and no indication of impairment was noted. The balance of goodwill is $406.5 million as of September 30, 2010, and there can be no assurances that future goodwill impairments will not occur.

Revenue recognition

Substantially all of the Company’s revenues are derived from the following sources: (i) subscription software solutions on a multi-tenant basis and single-tenant basis either hosted or behind the firewall; (ii) maintenance and support related to existing single-tenant perpetual licenses; and (iii) services, including implementation services, strategic consulting services, sourcing services, managed services, training, education, premium support and other miscellaneous services. The subscription software solutions include technical support and product updates. The significant majority of the Company’s subscription software solutions are hosted time-based license and are based on the number of users or other usage criteria. The Company’s multiple element arrangements typically include a combination of: (i) subscription software solutions; and (ii) a services arrangement, on either a fixed fee for access to specific services over time or a time and materials basis.

The Company licenses its subscription software through its direct sales force and indirectly through resellers. Sales made through resellers are recognized at the time that the Company has received persuasive evidence of an end user customer and all other criteria are met as defined below. The license agreements for the Company’s subscription software only provide for a right of return in limited and defined circumstances, and historically product returns have not been significant. The Company does not recognize revenue on agreements subject to refund or cancellation rights until such rights to refund or cancel have expired. Direct sales force commissions are accounted for as sales and marketing expense at the time of sale, when the liability is incurred and is reasonably estimable.

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

(ii)	requires an entity to establish an estimated selling price (“ESP”) for all deliverables when vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price does not exist; and

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

For transactions entered into prior to the first quarter of fiscal year 2010, the Company allocated revenue to each element in a multiple element arrangement based on its respective fair value. The Company’s determination of the fair value of each element in a multiple element arrangement was based on VSOE of selling price, which is limited to the price when sold separately. Revenue from subscription software, hosting and sourcing solutions services was primarily recognized ratably over the term of the arrangement, commencing with the initial customer access date. Set up fees paid by customers in connection with multi-tenant subscription software solutions are recognized ratably over the longer of the life of the agreement or the expected lives of customer relationships, which generally range from three to 5 years. Revenue allocated to maintenance and support was recognized ratably over the maintenance term (typically one year). Revenue allocated to software implementation, process improvement, training and other services was recognized as the services are performed or as milestones are achieved or if bundled with a subscription or time-based arrangement or in circumstances where VSOE of selling price could not be established for undelivered service elements, was recognized ratably over the term of the access agreement. In circumstances where the Company provided services as part of a multi-element arrangement with subscription software, both the subscription software revenue and service revenue were recognized under the lesser of proportional performance method based on hours or ratable over the subscription term. When revenue associated with multiple element arrangements was recognized and more than one element in that arrangement did not have VSOE of selling price, the Company first allocated revenue to those elements for which VSOE of selling price was available and the residual was allocated to those elements that did not have VSOE of selling price.

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

The Company regularly reviews VSOE, TPE and ESP and maintains internal controls over the establishment and updates of these estimates. There were no material changes to VSOE, TPE or ESP either during the quarter or the year ended September 30, 2010.

The impact during the year ended September 30, 2010 of the new guidance was not material to the Company’s reported revenues or results of operations. In terms of the timing and pattern of revenue recognition, the new guidance is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements. The impact on future periods will vary based on the nature and volume of new deals in any given period.

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

The Company follows the guidance set forth by the FASB to accounting for the development of its on-demand application service. This guidance requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and to amortize such costs over the software’s estimated useful life. Due to the economic downturn, restructuring actions taken in the year ended September 30, 2009 and a review of all discretionary spending and projects, the Company deferred its ERP system implementation for finance and human resources to an uncertain date. The Company evaluated the capitalized software costs of this project for impairment. In the year ended September 30, 2009, the Company recorded an impairment charge of $3.3 million related to capitalized software implementation costs and $1.0 million related to perpetual software license costs due to the deferral of the project to an uncertain date.

Advertising expense

Advertising costs are expensed as incurred and totaled $769,000, $770,000 and $606,000 during the years ended September 30, 2010, 2009 and 2008, respectively.

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

The Company did not grant stock options in the years ended September 30, 2010, 2009 and 2008. During the years ended September 30, 2010, 2009 and 2008, the Company recorded $704,000, $545,000 and $677,000, respectively, of stock-based compensation expense associated with employee stock purchase plan programs.

During the years ended September 30, 2010, 2009 and 2008, the Company granted 1.3 million, 1.5 million and 2.7 million shares, respectively, of restricted common stock time-based awards to directors, executive officers and certain employees with a fair value of $18.5 million, $14.6 million and $31.3 million, respectively. These amounts are being amortized over the vesting period of the individual restricted common stock grants, which are one to three years.

During the year ended September 30, 2010, the Company granted 1.3 million restricted stock performance based units to executive officers and certain key employees with a fair value of $14.3 million, based on the then current fair value of the Company’s shares at the grant date. The number of units that could vest under this grant is contingent upon meeting three criteria: (1) a 2010 performance milestone related to subscription software revenues for the year ended September 30, 2010, (2) a 2011 performance milestone based upon sustained performance related to subscription software revenue for the year ended September 30, 2011; and (3) a time-based service requirement. Based upon subscription software revenues for the year ended September 30, 2010, the granted restricted stock units that can vest up to 1.9 million with a fair value of $21.8 million.

During the year ended September 30, 2009, the Company granted restricted stock performance based units to executive officers and certain key employees. The number of units that vest under this grant was contingent upon meeting three criteria: (1) a 2009 performance milestone related to subscription software revenues for the year ended September 30, 2009, (2) a 2010 performance milestone, established in October 2009, based upon sustained performance related to subscription software revenues for the year ended September 30, 2010, and (3) a time-based service requirement. The number of units that vested upon meeting the performance milestone for the year ended September 30, 2009 was 848,250 units with a fair value of $7.3 million, based on the then current fair value of the Company’s shares at the grant date. The number of units awarded upon meeting the performance milestone for the year ended September 30, 2010 was 1.6 million units with a fair value of $18.0 million, based on the then current fair value of the Company’s shares at the grant date.

During the year ended September 30, 2008, the Company granted up to 2.1 million shares of restricted common stock or restricted stock performance based units to executive officers and certain key employees with a fair value of $24.4 million, whose vesting and the number of shares were contingent upon meeting a performance milestone related to subscription software revenues for the year ended September 30, 2008 and upon subsequent service periods. The shares vest one-third upon the achievement of the performance milestone, one-third upon service on the first anniversary of achievement of the performance milestone and one-third upon service on the second anniversary of achievement of the performance milestone. The number of shares awarded based on attainment against the performance milestone was 2.1 million shares, and compensation expense was recorded based upon the fair value calculated based on the closing price on the date of grant over the vesting period of three years.

During the years ended September 30, 2010, 2009 and 2008, the Company recorded $43.7 million, $30.0 million and $37.4 million, respectively, of stock-based compensation expense associated with restricted stock grants. As of September 30, 2010, there was $30.6 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan (the “401(k) Plan”) in the form of common stock with a value of $4.0 million, $3.4 million and $2.7 million in the years ended September 30, 2010, 2009 and 2008, respectively.

Total stock-based compensation resulting from the ESPP, time-based awards, performance based units and the 401(k) Plan of $48.4 million, $33.9 million and $40.9 million was recorded in the years ended September 30, 2010, 2009 and 2008, respectively, to various cost and operating expense categories as follows (in thousands):

	Year Ended September 30,
	2010	2009	2008
Cost of revenues—subscription and maintenance	$3,288	$2,405	$2,262
Cost of revenues—services and other	5,305	3,715	5,758
Sales and marketing	22,913	13,511	15,915
Research and development	5,565	4,825	6,226
General and administrative	11,294	9,485	10,698

Total	$48,365	$33,941	$40,859

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

Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, excluding restricted common stock and units subject to forfeiture. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares, including restricted common stock and units subject to forfeiture and potential common shares outstanding during the period if their effect is dilutive. Potential common shares are comprised of incremental common shares issuable upon the exercise of stock options and employee stock purchase plans shares.

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

The amendments eliminate the residual method of revenue allocation and require revenue to be allocated among the various deliverables in a multi-element transaction using the relative selling price method. These changes remove tangible products from the scope of software revenue guidance and provide guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. These changes should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company early adopted this standard at the beginning of its first quarter for fiscal year 2010 on a prospective basis for applicable transactions originating or materially modified after September 30, 2009. There was no material impact during the year ended September 30, 2010. See “Revenue Recognition” above.

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

Note 2—Business Combination

On December 17, 2007, the Company acquired Procuri, Inc. (“Procuri”), a privately held company headquartered in Atlanta, Georgia, to expand its on-demand supply management solutions. The total purchase price for Procuri was $103.2 million, which consisted of $55.6 million in cash paid to acquire the outstanding common stock of Procuri and to settle Procuri’s outstanding debt, $46.1 million of the Company’s common stock (based on the issuance of 4.1 million shares of Ariba common stock) and $1.5 million for transaction costs. For the purposes of the purchase price calculation, the deemed fair value of the Ariba common stock issued in the merger was $11.36 per share, which is equal to Ariba’s average closing price per share as reported on the NASDAQ Global Market for each trading day during the period beginning two days before the acquisition date and ending on the acquisition date of December 17, 2007. There was an indemnification obligation of $7.0 million by the stockholders of Procuri that expired 30 months after the closing of the merger with respect to certain intellectual property and tax representations.

The following unaudited pro forma financial information is presented to reflect the results of operations for the year ended September 30, 2008 as if the acquisition of Procuri had occurred on October 1, 2007. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on October 1, 2007 and may not be indicative of future operating results (in thousands, except per share amounts):

Year Ended September 30, 2008 (unaudited)
Revenues	$332,082
Net loss	$(45,785)
Net loss per share—basic and diluted	$(0.57)
Weighted average shares—basic and diluted	80,718

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

Changes in the allowance for doubtful accounts for the years ended September 30, 2010, 2009 and 2008 are as follows (in thousands):

Classification	Balance at Beginning of Period	Additions		Balance at End of Period
		Expense/ (Recovery)	Deductions/ Write- offs (a)
Year ended September 30, 2010 Allowance for doubtful accounts	$2,691	$684	$(838)	$2,537
Year ended September 30, 2009 Allowance for doubtful accounts	$1,938	$1,378	$(625)	$2,691
Year ended September 30, 2008 Allowance for doubtful accounts	$1,973	$506	$(541)	$1,938

(a)	Amounts written off as uncollectible or recovered by payment.

Property and equipment and their related useful lives consisted of the following as of September 30, 2010 and 2009 (in thousands):

	September 30,
	2010	2009
Computer equipment and software (2 to 3 years)	$43,655	$37,277
Office equipment (2 years)	2,020	2,242
Furniture and fixtures (5 years)	17,101	17,212
Leasehold improvements (lesser of lease term or economic life)	22,980	20,983

	85,756	77,714
Less accumulated depreciation and amortization	(69,798)	(63,296)

Total property and equipment, net	$15,958	$14,418

Depreciation and amortization expense of property and equipment totaled $7.9 million, $7.7 million and $7.9 million for the years ended September 30, 2010, 2009 and 2008, respectively.

Accrued liabilities consisted of the following as of September 30, 2010 and 2009 (in thousands):

	September 30,
	2010	2009
Accrued taxes	$2,783	$6,146
Deferred rent obligations—current portion	4,646	3,744
Other accrued liabilities	10,969	7,120

Accrued liabilities	$18,398	$17,010

Note 4—Investments

The following is a summary of cash equivalents and available-for-sale securities as of September 30, 2010 and 2009 (in thousands):

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$70,325	$—	$—	$70,325
Certificates of deposit and other bank deposits	82,007	—	—	82,007
Non-U.S. government securities	19,098	—	—	19,098
U.S. government and agency securities	4,194	—	—	4,194
Auction rate securities	19,682	—	(2,242)	17,440

	$195,306	$—	$(2,242)	$193,064

Included in cash and cash equivalents	$152,332	$—	$—	$152,332
Included in short-term investments	18,449	—	—	18,449
Included in long-term investments	24,525	—	(2,242)	22,283

	$195,306	$—	$(2,242)	$193,064

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$86,811	$—	$—	$86,811
Certificates of deposit and other bank deposits	27,827	—	—	27,827
Non-U.S. government securities	16,617	—	—	16,617
U.S. government and agency securities	1,031	—	—	1,031
Auction rate securities	21,786	—	(4,110)	17,676

	$154,072	$—	$(4,110)	$149,962

Included in cash and cash equivalents	$114,638	$—	$—	$114,638
Included in short-term investments	12,169	—	—	12,169
Included in long-term investments	27,265	—	(4,110)	23,155

	$154,072	$—	$(4,110)	$149,962

The following is a summary of the Company’s available-for-sale securities based on contractual maturities (in thousands):

	September 30,
	2010	2009
Due in one year or less	$18,449	$12,169
Due after one year through two years	4,843	5,479
Due after two years through three years	—	—
Due after three years	17,440	17,676

	$40,732	$35,324

The long-term investments as of September 30, 2010 and 2009, respectively, due after three years are auction rate securities (“ARS”). The Company had $2.2 million and $4.1 million of gross unrealized losses on auction rate securities as of September 30, 2010 and 2009, respectively. As a result of the credit rating reduction to below investment grade related to one of its ARS, the Company recorded an other-than-temporary impairment of $1.4 million in the year ended September 30, 2009 and $499,000 in the year ended September 30, 2010, partially offset by $254,000 of accretion recorded through September 30, 2010. See Note 5 of Notes to Consolidated Financial Statements.

Note 5—Fair Value

As of September 30, 2010 and 2009, the fair value measurements of the Company’s cash equivalents, short-term investments, long-term investments and restricted cash consisted of the following and which are categorized in the table below based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2010:
Money market funds	$70,325	$—	$—	$70,325
Certificates of deposit and other bank deposits	111,248	—	—	111,248
Non-U.S. government securities	19,098	—	—	19,098
U.S. government and agency securities	4,194	—	—	4,194
Auction rate securities	—	—	17,440	17,440

Total cash equivalents, investments and restricted cash	$204,865	$—	$17,440	$222,305

September 30, 2009:
Money market funds	$86,811	$—	$—	$86,811
Certificates of deposit and other bank deposits	57,068	—	—	57,068
Non-U.S. government securities	16,617	—	—	16,617
U.S. government and agency securities	1,031	—	—	1,031
Auction rate securities	—	—	17,676	17,676

Total cash equivalents, investments and restricted cash	$161,527	$—	$17,676	$179,203

The table below presents reconciliations for market securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Beginning balance as of October 1, 2008	$—
Transfer in	20,525
Realized losses	(1,414)
Unrealized losses	(609)
Redemptions	(826)

Ending fair value as of September 30, 2009	$17,676
Realized losses	(724)
Unrealized gains	1,895
Redemptions	(1,650)
Accretion and other	243

Ending fair value as of September 30, 2010	$17,440

Auction rate securities

The Company holds a variety of interest-bearing ARS that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. As of September 30, 2010, the Company held $17.9 million in par value of student loan securities that failed to settle in auctions commencing February 2008 and $3.4 million in par value of commercial paper and credit derivative products that failed to settle in auctions commencing August 2007. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until such time as either a future auction of these investments is successful or a buyer is found outside of the auction process. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

Contractual maturity dates for these ARS investments range from 2016 to 2047. The ARS backed by student loans are guaranteed by the U.S. government and have credit ratings of AAA to A. The ARS investments were in compliance with the Company’s investment policy at the time of acquisition and are investment grade quality, except for one credit derivative product.

Currently, we have no intent to sell these ARS investments prior to recovery nor are aware of any factors that would make such a sale of the ARS investments more likely than not. As of September 30, 2010, the Company has classified the entire ARS investment balance as long-term investments on its condensed consolidated balance sheet because of its current inability to predict that these investments will be available for settlement within the next twelve months. The Company has also modified its current investment strategy and increased its investments in more liquid money market instruments.

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

The Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value of its investment in ARS as of September 30, 2010. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $17.9 million of student loan securities and $3.4 million of commercial paper and credit derivative products was adjusted between 150 basis points (“bps”) and 250 bps for the student loan securities and 1,100 bps for the credit derivative product, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on this assessment of fair value, the Company determined there was a decline in the fair value of its ARS investments of $3.9 million, of which $2.2 million was deemed temporary. In the year ended September 30, 2010, the Company received an unsolicited offer and sold the entire position in one of its ARS of $1.5 million. In connection with this sale, the Company recorded a realized loss of $225,000 and released an unrealized loss of $546,000. As a result of the credit rating reduction to below investment grade related to one of its ARS, the Company recorded an other-than-temporary impairment of $1.4 million in the year ended September 30, 2009 and $499,000 in the year ended September 30, 2010, partially offset by $254,000 of accretion recorded through September 30, 2010. Based upon its analysis of this impairment, the Company determined that the other-than-temporary loss of $1.7 million was principally related to the credit loss on the investment. Additionally, the Company evaluated the factors related to other than credit loss, which were determined to be immaterial to the condensed consolidated financial statements.

The Company reviews its impairments in accordance with the changes issued by the FASB to fair value accounting and the recognition and presentation of other-than-temporary impairments, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the Company’s intent and ability to retain its investment for a period of time sufficient to allow for the recovery in market value to par. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, the Company may, in the near future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $2.2 million currently accounted for as a temporary decline or may be greater than the $1.7 million other-than-temporary impairment recorded through September 30, 2010.

Note 6—Goodwill and Other Intangible Assets

The Company’s goodwill balance as of September 30, 2010 and 2009 was $406.5 million. For purposes of the Company’s annual goodwill impairment tests, the goodwill balance as of September 30, 2010 and 2009 has been allocated by management between the three reporting units. The goodwill balance as of September 30, 2010 and 2009 was $342.4 million, $64.1 million and zero for North America; Europe, Middle-East and Africa (“EMEA”); and Asia-Pacific (“APAC”), respectively.

The table below reflects changes or activity in the balances related to other intangible assets for the years ended September 30, 2010 and 2009 (in thousands):

		September 30, 2010			September 30, 2009
	Useful Life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	24 months	$13,300	$(13,300)	$—	$13,300	$(12,998)	$302
Contracts and related customer relationships	72 months	80,881	(67,727)	13,154	80,881	(63,627)	17,254
Trade names/trademarks	24 months	2,200	(2,200)	—	2,200	(2,158)	42
Non-competition agreements	24 months	600	(600)	—	600	(538)	62

Total		$96,981	$(83,827)	$13,154	$96,981	$(79,321)	$17,660

Amortization of other intangible assets for the year ended September 30, 2010 totaled $4.5 million. Of the total, amortization of $4.4 million related to contracts and related customer relationship and existing software technology was recorded as cost of revenues in the year ended September 30, 2010. Amortization of $104,000 related to trade name/trademark and non-competition agreements was recorded as operating expense in the year ended September 30, 2010.

Amortization of other intangible assets for the year ended September 30, 2009 totaled $6.3 million. Of the total, amortization of $5.6 million related to contracts and related customer relationship and existing software technology was recorded as cost of revenues in the year ended September 30, 2009. Amortization of $755,000 related to trade name/trademark and non-competition agreements was recorded as operating expense in the year ended September 30, 2009.

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

The Company anticipates amortization of existing other intangible assets to total $4.1 million in fiscal year 2011, $4.1 million in fiscal year 2012, $4.1 million in fiscal year 2013 and $854,000 in fiscal year 2014.

Note 7—Income Taxes

The provision for income taxes for the years ended September 30, 2010, 2009 and 2008 was comprised of the following (in thousands):

	Current	Deferred	Total
2010:
Federal	$—	$—	$—
State	118	—	118
Foreign	1,770	(470)	1,300

Total	$1,888	$(470)	$1,418

2009:
Federal	$—	$—	$—
State	42	—	42
Foreign	1,198	(14)	1,184

Total	$1,240	$(14)	$1,226

2008:
Federal	$—	$—	$—
State	211	—	211
Foreign	1,245	(713)	532

Total	$1,456	$(713)	$743

The Company’s income (loss) before income taxes for the years ended September 30, 2010, 2009 and 2008 consisted of the following components (in thousands):

	2010	2009	2008
Domestic	$14,388	$6,818	$(45,932)
Foreign	3,416	2,601	5,613

Total net income (loss) before income taxes	$17,804	$9,419	$(40,319)

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% to the net income (loss) before income taxes and actual income tax expense for the years ended September 30, 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008
Computed tax benefit	$6,231	$3,297	$(14,112)
State taxes, net of federal benefit	864	427	(2,362)
Nondeductible expenses and other permanent differences	5,102	805	1,816
Foreign taxes	105	274	(1,433)
Provision to return adjustments	3,712	4,337	—
Other	494	161	199
Change in valuation allowance	(15,090)	(8,075)	16,635

Total	$1,418	$1,226	$743

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets as of September 30, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred Tax Assets
Accruals and allowances	$65,906	$69,375
Capitalized research and experimentation costs	81,868	92,269
Depreciation and amortization	85,193	98,015
Credit carryforwards	64,871	65,259
Net operating loss and other carryforwards	584,934	573,460

Deferred tax assets	882,772	898,378
Valuation allowance	(875,553)	(890,643)

Deferred tax assets, net of valuation allowance	7,219	7,735
Deferred Tax Liabilities
Unremitted earnings of foreign subsidiaries	(832)	—
Acquired intangibles	(5,189)	(7,008)

Net deferred tax assets	1,198	727

Recorded As:
Current deferred tax asset	$39,298	$39,200
Valuation allowance	(38,852)	(38,692)

Net current deferred tax asset	446	508

Non-current deferred tax asset	843,475	859,180
Valuation allowance	(836,702)	(851,953)

Net non-current deferred tax asset	6,773	7,227
Current deferred tax liability	(832)	—
Non-current deferred tax liability	(5,189)	(7,008)

Net deferred tax assets	$1,198	$727

The Company has provided a valuation allowance due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets. The net decrease in the total valuation allowance for the year ended September 30, 2010 was $15.1 million. The net decrease in the total valuation allowance for the year ended September 30, 2009 was $8.1 million. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations imposed by Internal Revenue Code Sections 382 and 383 and similar state provisions. Such an annual limitation could result in the expiration of the Company’s federal and state net operating loss and tax credit carryforwards before utilization.

As of September 30, 2010, the Company had net operating loss carryforwards for federal, state and foreign tax purposes of approximately $1.5 billion, $813.0 million and $4.8 million, respectively, before consideration of any annual limitation as described above. These federal, state and foreign net operating loss carryforwards expire in various years from fiscal year 2011 through fiscal year 2030, from fiscal year 2011 through fiscal year 2030 and from fiscal year 2011 through fiscal year 2014, respectively. As of September 30, 2010, the Company had research credit carryforwards for federal and state tax purposes of approximately $39.0 million and $25.0 million, respectively. If not utilized, the federal research credit carryforwards will expire in various years from fiscal year 2011 through fiscal year 2024. The state research credit carryforwards will continue indefinitely. The Company also had manufacturer’s credit carryforwards as of September 30, 2010 for state tax purposes of approximately $300,000, which will expire in various years from fiscal year 2011 through fiscal year 2012. The Company’s net operating loss and tax credit carryforwards include net operating loss and research credit carryforwards of approximately $270.2 million and $4.8 million, respectively, generated by legacy FreeMarkets, Inc. (“FreeMarkets”), which are subject to annual limitations which could reduce or defer the utilization of those losses and credits.

The undistributed earnings of the foreign subsidiaries are approximately $27.6 million as of September 30, 2010. The Company has decided to permanently reinvest those earnings and accordingly has not provided for any taxes thereon.

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

The aggregate changes in the balances of the Company’s gross unrecognized tax benefits were as follows (in thousands):

	Year Ended September 30, 2010	Year Ended September 30, 2009
Gross unrecognized tax benefits as of October 1	$4,718	$4,475
Increases related to tax positions taken during the fiscal year	133	215
Lapses of statutes of limitations	(312)	(384)
Changes in unrecognized tax benefits due to foreign currency translation	159	412

Total gross unrecognized tax benefits as of September 30	$4,698	$4,718

It is reasonably possible that the Company’s existing liabilities for unrecognized tax benefits may decrease within the next twelve months by approximately $3.2 million primarily due to the expiration of statutes of limitation in a foreign jurisdiction.

As of September 30, 2010, approximately $4.7 million of unrecognized benefits would affect the Company’s effective tax rate if realized. The Company released interest and penalties related to lapses of statute of limitations of uncertain tax positions in the Company’s provision for income taxes line of the Company’s consolidated statements of operations of $56,000 during fiscal year 2010. The gross amount of interest and penalties accrued as of September 30, 2010 was $1.7 million.

The Company has numerous tax audits in progress globally which could affect its unrecognized tax benefits. At this time, the Company cannot reasonably predict the outcomes of those audits or the impacts on its unrecognized tax benefits. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to the Company’s tax audits. However, there can be no assurances as to the possible outcomes. The Company’s U.S. federal income tax return is open to examination for the fiscal year ended September 30, 2007 and forward. Globally, the Company’s income tax returns are open to examination among various jurisdictions ranging from fiscal year ended September 30, 2004 and forward.

Note 8—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 150,000 square feet in this facility. The Company currently subleases two buildings, totaling 396,000 square feet, to third parties. These subleases expire in January 2013. The remaining 170,000 square feet is available for sublease. Minimum monthly lease payments are approximately $3.5 million and escalate annually, with the total future minimum lease payments amounting to $104.1 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit backed by cash equivalents, totaling $28.8 million as of September 30, 2010, as a form of security through fiscal year 2013. Also, the Company is required by other lease agreements to hold an additional $401,000 of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $29.2 million is classified as restricted cash on the Company’s consolidated balance sheet as of September 30, 2010.

The Company also occupies 91,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. This location consists principally of the Company’s services organization and administrative activities.

The Company occupies approximately 27,000 square feet of office space in Atlanta, Georgia under a lease that expires in June 2013. Operations at this location consist principally of our sales and support activities.

The Company leases certain equipment, software and its facilities under various noncancelable operating and immaterial capital leases with various expiration dates through 2017. Gross operating rental expense was approximately $24.6 million, $24.2 million and $24.8 million for the years ended September 30, 2010, 2009 and 2008, respectively. Gross operating rental expense was reduced by sublease income of $11.3 million, $10.5 million and $8.7 million for the years ended September 30, 2010, 2009 and 2008, respectively.

Future minimum lease payments and sublease income under noncancelable operating leases for the next five years and thereafter are as follows as of September 30, 2010 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income
2011	$49,784	$12,970
2012	51,822	13,656
2013	21,098	4,450
2014	4,612	—
2015	3,547	—
Thereafter	7,674	—

Total	$138,537	$31,076

Of the total operating lease commitments as of September 30, 2010 noted above, $54.4 million is for occupied properties and $84.1 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring costs

The Company recorded a charge to operations for restructuring costs of $8.6 million, $10.8 million and $10.1 million for the years ended September 30, 2010, 2009 and 2008, respectively. See disclosure below for a detailed discussion of these amounts.

The following table details accrued restructuring obligations and related activity for the three years ended September 30, 2010 (in thousands):

	Severance and benefits	Lease abandonment costs	Leasehold impairments	Total restructuring costs
Accrued restructuring obligations as of October 1, 2007	$—	$71,171	$—	$71,171
Cash paid	(4,147)	(19,445)	—	(23,592)
Total charge to operating expense	2,714	5,933	1,461	10,108
Assets impairment applied to asset balances	—	—	(1,461)	(1,461)
Purchase accounting adjustment	2,093	794	—	2,887
Reclassification from deferred rent obligations	—	1,933	—	1,933

Accrued restructuring obligations as of September 30, 2008	660	60,386	—	61,046
Cash paid	(4,554)	(18,179)	—	(22,733)
Total charge to operating expense	3,936	6,813	88	10,837
Assets impairment applied to asset balances	—	—	(88)	(88)

Accrued restructuring obligations as of September 30, 2009	42	49,020	—	49,062
Cash paid	(42)	(17,072)	—	(17,114)
Total charge to operating expense	—	8,579	—	8,579

Accrued restructuring obligations as of September 30, 2010	$—	$40,527	$—	40,527

Less: current portion				17,188

Accrued restructuring obligations, less current portion				$23,339

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

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Mountain View and Sunnyvale, California and Pittsburgh, Pennsylvania. Total lease abandonment costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. As of September 30, 2010, $40.5 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013. The Company’s lease abandonment accrual is net of $31.1 million of sublease income. In the year ended September 30, 2010, the Company revised its estimates for sublease commencement dates based on the remaining terms of the lease in Sunnyvale, California and continued soft market conditions in the Northern California real estate market, resulting in a charge of $8.6 million.

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

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material noncancelable purchase commitments as of September 30, 2010.

Litigation

IPO class action litigation

In 2001, a number of purported shareholder class action complaints related to the Company’s and FreeMarkets’ initial public offerings (the “IPOs”) were filed in the United States District Court for the Southern District of New York against the Company and FreeMarkets, which the Company acquired in 2004, certain of the two companies’ former officers and directors, and the underwriters who handled the IPOs. These consolidated complaints were then further consolidated, along with similar complaints filed against over 300 other issuers in connection with their initial public offerings, before a single judge for case management purposes. After many years of litigation and appeals related to the sufficiency of the pleadings and class certification, the parties have agreed to a settlement of the entire litigation, which was approved by the Court on October 5, 2009. Under the settlement, neither the Company nor FreeMarkets will be required to make any payment. Notices of appeal have been filed by various objectors of the Court’s order. As of September 30, 2010, no amount is accrued as a loss is not considered probable or estimable.

Patent litigation with Emptoris, Inc.

On April 19, 2007, the Company sued Emptoris, Inc. (“Emptoris”) in the United States District Court for the Eastern District of Texas for patent infringement. On October 29, 2008, after a seven day jury trial, the Company received a verdict that Emptoris willfully infringed one Company patent and also infringed a second Company patent. The jury awarded the Company approximately $4.9 million in damages. On January 7, 2009, the Court issued its judgment which affirmed the jury’s damage award of $4.9 million and further ordered Emptoris to pay the Company $207,000 for pre-judgment interest, $1.4 million in enhanced damages due to the willfulness finding, and the Company’s costs of Court which have been calculated to be $164,000. In its judgment, the Court also issued an injunction against Emptoris. On January 22, 2009, the Court entered an amended judgment which assessed additional damages of $168,000 against Emptoris based on its infringing conduct during the period after trial through December 4, 2008. Emptoris filed an appeal of the trial Court’s judgment. On January 8, 2010, the United States Court of Appeals for the Federal Circuit affirmed the judgment. During the year ended September 30, 2010, the Company received $7.0 million in satisfaction of the monetary portion of the judgment, and the Company recorded $7.0 million of income related to this matter.

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

As of September 30, 2010, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding.

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

Financial information for each reportable segment was as follows for the years ended September 30, 2010, 2009 and 2008 (in thousands):

	Year Ended September 30,
	2010	2009	2008
Revenue
—North America	$217,726	$208,325	$193,004
—EMEA	79,276	79,569	77,094
—APAC	26,545	20,716	25,837
—Corporate revenue	37,599	30,362	32,125

Total revenue	$361,146	$338,972	$328,060

Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Certain revenue items are not allocated to segments because they are separately managed at the corporate level. These items include Ariba Managed Procurement Services and expense reimbursement.

	Year Ended September 30,
	2010	2009	2008
	(in thousands)
Contribution margin
—North America	$104,757	$100,766	$83,411
—EMEA	30,019	32,500	24,159
—APAC	7,563	4,903	3,033

Total segment contribution margin	$142,339	$138,169	$110,603

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

The reconciliation of segment information to the Company’s net income (loss) before income taxes is as follows for the years ended September 30, 2010, 2009 and 2008 (in thousands):

	Year Ended September 30,
	2010	2009	2008
Segment contribution margin	$142,339	$138,169	$110,603
Corporate revenue	37,599	30,362	32,125
Corporate costs, such as research and development, corporate general and administrative and other	(155,314)	(143,442)	(160,968)
Amortization of acquired technology and customer intangible assets	(4,402)	(5,550)	(14,257)
Litigation benefit (provision)	7,000	—	(5,900)
Insurance reimbursement	—	7,527	—
Amortization of other intangibles	(104)	(755)	(739)
Restructuring costs	(8,579)	(10,837)	(10,108)
Other income—Softbank	—	—	566
Interest and other (expense) income, net	(735)	(6,055)	8,359

Income (loss) before income taxes	$17,804	$9,419	$(40,319)

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

	Year Ended September 30,
	2010	2009	2008
Subscription revenues	$173,960	$151,195	$112,287
Maintenance revenues	66,829	71,011	74,863
Services and other revenues	120,357	116,766	140,910

Total	$361,146	$338,972	$328,060

Information regarding long-lived assets in geographic areas are as follows (in thousands):

	September 30,
	2010	2009
Long-Lived Assets:
United States	$14,633	$12,976
International	1,325	1,442

Total	$15,958	$14,418

Note 10—Stockholders’ Equity

1999 Equity Incentive Plan

The Company’s Board of Directors approved the 1999 Equity Incentive Plan (the “Incentive Plan”) on April 20, 1999. The Incentive Plan was amended on October 4, 2001 and on March 11, 2009. Any shares not issued under the Company’s 1996 Stock Plan (the “1996 Stock Plan”) and any shares repurchased pursuant to the 1996 Stock Plan will also be available for grant under the Incentive Plan. The number of shares reserved under the Incentive Plan automatically increased on January 1 of each year until 2005 by the lesser of 3.3 million shares or 5% of the total number of shares of common stock outstanding on that date and was increased by 5.3 million shares on March 11, 2009. Under the Incentive Plan, eligible employees, outside directors and consultants may be granted stock options, stock appreciation rights, restricted shares or stock units. The exercise price for incentive stock options and nonstatutory options may not be less than 100% and 85%, respectively, of the fair value of common stock at the option grant date. As of September 30, 2010, 7.0 million shares are available for grant under the Incentive Plan (including shares transferred from the 1996 Stock Plan since September 22, 1999). As of September 30, 2010, there were 349,000 shares outstanding in connection with options granted under the Incentive Plan, including shares transferred from the 1996 Stock Plan since September 22, 1999.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”) on April 20, 1999. The Purchase Plan was amended on August 1, 2006 and on March 11, 2009. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 1,000 shares per period. The purchase price per share equals 85% of the common stock’s fair value at the end of the defined purchase period. As of September 30, 2010, there have been 5.8 million shares issued under the Purchase Plan and 1.3 million shares are available for future issuance.

FreeMarkets Stock Plans

On July 1, 2004, the Company assumed the FreeMarkets, Inc. Second Amended and Restated Stock Incentive Plan and Broad Based Equity Incentive Plan (the “FreeMarkets Plans”). The FreeMarkets Plans were not approved by the Company’s stockholders. On October 11, 2007, the Compensation Committee of the Board of Directors of the Company amended and restated the Second Amended and Restated Stock Incentive Plan. This Third Amended and Restated Stock Incentive Plan provides for the grant of stock units representing the equivalent of shares of Ariba’s common stock, the grant of incentive stock options to employees at prices not less than 100% of the fair market value of the common stock on the date of grant and for the grant of nonstatutory stock options to employees, consultants, advisers and outside directors at a price determined by the Board of Directors. The Broad Based Equity Incentive Plan provides for the grant of nonstatutory stock options to employees (other than officers), consultants and advisers at a price determined by the Board of Directors. Options expire not later than ten years from the date of grant. As of September 30, 2010, there were 99,000 options outstanding in connection with options granted under the FreeMarkets Plans.

A summary of the activity related to the Company’s restricted common stock is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at October 1, 2007	6,396,580	$8.33
Granted	4,761,116	11.70
Vested	(3,541,293)	8.10
Forfeited	(981,910)	10.67

Nonvested at September 30, 2008	6,634,493	10.47
Granted	2,387,997	9.18
Vested	(3,452,430)	10.41
Forfeited	(324,472)	10.65

Nonvested at September 30, 2009	5,245,588	9.90
Granted	4,342,768	12.17
Vested	(3,128,145)	10.16
Forfeited	(252,611)	11.14

Nonvested at September 30, 2010	6,207,600	$11.32

The fair value of stock awards vested was $37.5 million, $29.2 million and $46.0 million for the years ended September 30, 2010, 2009 and 2008, respectively.

The nonvested shares roll forward presented above includes the restricted stock units granted in the year ended September 30, 2010. See Stock-based compensation and deferred stock-based compensation in Note 1—Description of Business and Summary of Significant Accounting Policies.

A summary of the activity related to the Company’s stock options is presented below:

	Number of Options	Weighted- Average Exercise Price
Outstanding at October 1, 2007	1,273,285	$12.76
Exercised	(386,343)	5.85
Forfeited	(71,991)	23.96

Outstanding at September 30, 2008	814,951	15.00
Exercised	(172,396)	5.36
Forfeited	(58,900)	23.32

Outstanding at September 30, 2009	583,655	16.95
Exercised	(34,566)	9.56
Forfeited	(24,459)	140.40

Outstanding at September 30, 2010	524,630	$11.61

Exercisable at September 30, 2010	524,630	$11.61

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2010 was $4.2 million. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. Total intrinsic value of options exercised for the years ended September 30, 2010, 2009 and 2008 was $198,000, $532,000 and $2.8 million, respectively.

The following table summarizes information about stock options outstanding as of September 30, 2010:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$ 5.57–$ 7.31	105,850	4.75	$5.85
7.39– 11.96	139,349	3.22	10.07
12.00– 12.23	110,731	3.53	12.06
12.48– 16.97	113,713	3.14	14.49
17.10– 174.00	54,987	2.05	29.42

$ 5.57–$174.00	524,630	3.48	$11.61

Accumulated other comprehensive loss

The components of accumulated other comprehensive loss as of September 30, 2010 and 2009 are as follows (in thousands):

	September 30, 2010	September 30, 2009
Foreign currency translation adjustments	$350	$436
Unrealized loss on securities, net	(2,229)	(4,124)

Accumulated other comprehensive loss	$(1,879)	$(3,688)

Note 11—Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended September 30,
	2010	2009	2008
Net income (loss)	$16,386	$8,193	$(41,062)

Weighted-average common shares—basic	86,617	82,733	77,318
Less: Weighted-average common shares subject to repurchase	2,604	2,691	—

Weighted-average common shares—diluted	89,221	85,424	77,318

Net income (loss) per common share—basic	$0.19	$0.10	$(0.53)

Net income (loss) per common share—diluted	$0.18	$0.10	$(0.53)

Diluted income per share is computed by dividing income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, shares to be purchased under the employee stock purchase plan and unvested restricted common stock. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury share method. For the year ended September 30, 2008, the Company excluded approximately 4.9 million of potential common shares issuable upon exercise of outstanding stock options and upon vesting of outstanding restricted common stock because they had an anti-dilutive effect due to net losses recorded in the year ended September 30, 2008.

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

Note 12—401(k) Savings Plan

Company employees in the United States can participate in the 401(k) Plan. Participants can generally contribute up to 100% of their eligible compensation annually as defined by the plan document, subject to the section 402(g) limit as defined by the IRS. The Company made a discretionary contribution in the form of common stock with a value of $4.0 million, $3.4 million and $2.7 million in the years ended September 30, 2010, 2009 and 2008, respectively.

Note 13—Other Income—Softbank

In September 2003, the Company commenced an arbitration proceeding against Softbank, Inc. (“Softbank”) for failing to meet its contractual revenue commitments. In October 2004, the Company entered into a definitive agreement with Softbank settling their dispute. A total of $37.0 million was recorded as “Deferred income—Softbank” in connection with the settlement. As the Company was unable to determine the respective fair value of the amounts that related to Softbank’s software license, related maintenance and the Company’s prior agreements with Softbank, the $37.0 million had been recognized ratably as “Other income—Softbank” over the three-year software license term ended in October 2007. The Company recorded other income of $566,000 in the year ended September 30, 2008.

Note 14—Subsequent Events

On November 15, 2010, the Company sold its sourcing services and business process outsourcing (BPO) services assets (collectively, the “Sourcing Services Business”) to Accenture for approximately $51.0 million in cash, of which $12.0 million is subject to escrow. These assets include the Company’s category expertise, sourcing process expertise and strategic sourcing execution resources.

On November 18, 2010, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Quadrem International Holdings, Ltd. and certain subsidiaries of Quadrem (collectively, “Quadrem”) to acquire Quadrem’s business (the “Business”). Quadrem operates an online network that connects more than 70,000 suppliers in 65 countries and large buyer customers in a variety of industries, including Natural Resources, Oil & Gas and Manufacturing. The Company will pay up to $150 million, as adjusted, which includes a contingent payment of up to $50 million payable after the third anniversary of closing which will be paid out of the escrow account described below if performance conditions are met. Ariba will pay $125 million, as adjusted, at closing, consisting of approximately $50 million in Ariba stock and the remainder in cash. The cash includes $40 million, which will be deposited in escrow to satisfy potential indemnification claims. If the performance conditions are met in full, after the third anniversary Ariba will pay an additional $25 million in cash or, at its election, Ariba stock. Depending on the level of achievement of the performance conditions, Ariba may not be required to pay the additional $25 million and will be entitled to take back $25 million of escrow cash, to the extent such cash is not used to satisfy indemnification claims. The Company has also agreed to pay $10.25 million to modify and terminate aspects of a commercial arrangement previously entered into by Quadrem. The acquisition is expected to close in the quarter ending March 31, 2011.

Note 15—Selected Quarterly Financial Data (unaudited)

	Fiscal Year 2010 For the Quarter Ended
	Sept. 30, 2010	June 30, 2010	March 31, 2010	Dec. 31, 2009
	(In thousands, except per share amounts)
Revenues:
Subscription and maintenance	$62,892	$60,768	$58,756	$58,373
Services and other	32,204	32,481	28,374	27,298

Total revenues	95,096	93,249	87,130	85,671

Cost of revenues:
Subscription and maintenance	12,691	13,045	12,639	12,674
Services and other	21,520	21,700	19,954	19,462
Amortization of acquired technology and customer intangible assets	1,025	1,025	1,025	1,327

Total cost of revenues	35,236	35,770	33,618	33,463

Gross profit	59,860	57,479	53,512	52,208

Operating expenses:
Sales and marketing	32,516	31,337	28,641	28,302
Research and development	11,929	11,622	11,344	11,146
General and administrative	10,178	9,369	5,756	10,697
Litigation benefit	—	—	(7,000)	—
Amortization of other intangible assets	—	—	—	104
Restructuring costs	—	—	8,579	—

Total operating expenses	54,623	52,328	47,320	50,249

Income from operations	5,237	5,151	6,192	1,959
Interest and other (expense) income, net	(676)	(454)	74	321

Income before income taxes	4,561	4,697	6,266	2,280
Provision for income taxes	425	423	515	55

Net income	$4,136	$4,274	$5,751	$2,225

Net income per share—basic	$0.05	$0.05	$0.07	$0.03

Net income per share—diluted	$0.05	$0.05	$0.06	$0.03

Weighted average shares used in computing net income per share—basic	87,565	87,163	86,578	85,161

Weighted average shares used in computing net income per share—diluted	91,868	89,336	88,753	88,262

	Fiscal Year 2009 For the Quarter Ended
	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008
	(In thousands, except per share amounts)
Revenues:
Subscription and maintenance	$57,858	$55,411	$54,856	$54,081
Services and other	26,460	28,463	29,837	32,006

Total revenues	84,318	83,874	84,693	86,087

Cost of revenues:
Subscription and maintenance	12,269	12,158	11,832	11,648
Services and other	18,592	18,551	18,524	19,798
Amortization of acquired technology and customer intangible assets	1,387	1,388	1,387	1,388

Total cost of revenues	32,248	32,097	31,743	32,834

Gross profit	52,070	51,777	52,950	53,253

Operating expenses:
Sales and marketing	24,720	25,515	25,927	27,577
Research and development	11,341	10,787	10,451	10,904
General and administrative	10,173	9,301	12,212	11,603
Insurance reimbursement	—	—	—	(7,527)
Amortization of other intangible assets	125	210	210	210
Restructuring costs	—	1,438	7,698	1,701

Total operating expenses	46,359	47,251	56,498	44,468

Income (loss) from operations	5,711	4,526	(3,548)	8,785
Interest and other expense, net	(35)	(265)	(739)	(5,016)

Income (loss) before income taxes	5,676	4,261	(4,287)	3,769
Provision for income taxes	68	367	449	342

Net income (loss)	$5,608	$3,894	$(4,736)	$3,427

Net income (loss) per share—basic	$0.07	$0.05	$(0.06)	$0.04

Net income (loss) per share—diluted	$0.06	$0.05	$(0.06)	$0.04

Weighted average shares used in computing net income (loss) per share—basic	84,124	83,444	82,416	80,947

Weighted average shares used in computing net income (loss) per share—diluted	87,561	85,447	82,416	84,044

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2010. We have reviewed the results of management’s assessment with our Audit Committee. Ernst & Young LLP, an independent registered public accounting firm, has issued their report, included on page 90 of this Form 10-K, regarding the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Ariba, Inc.

We have audited Ariba, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ariba, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ariba, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ariba, Inc. and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010 of Ariba, Inc. and subsidiaries and our report dated November 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

November 23, 2010

ITEM 9B. OTHER	INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our executive officers required by this Item is incorporated by reference herein to the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K. The information concerning our directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, code of ethics and corporate governance required by this Item are incorporated herein by reference to information contained in sections of the Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2010 (the “2011 Proxy Statement”) entitled “Proposal No. 1—Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

See the information set forth in the section entitled “Executive Compensation and Related Information” in the 2011 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth in Part I, Item 5 of this Form 10-K and the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2011 Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the information set forth in the section entitled “Related Person Disclosure” and “Corporate Governance” in the 2011 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the information set forth in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2011 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. FINANCIAL STATEMENTS

See Item 8 of this Form 10-K.

2. FINANCIAL STATEMENT SCHEDULES

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. EXHIBITS

The exhibits listed below in the accompanying “Exhibit Index” are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated September 20, 2007 by and among the Registrant, Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 10-K dated November 15, 2007).

2.2	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization, dated September 20, 2007, by and among the Registrant, Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 10-K/A dated November 26, 2007).

2.3	Amendment No. 2 to the Agreement and Plan of Merger and Reorganization, dated September 20, 2007, by and among the Registrant, Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.3 of the Registrant’s Form 10-K for the fiscal year ended September 30, 2008).

2.4	Asset Purchase and Sale Agreement, dated October 5, 2010, by and between the Registrant and Accenture LLP and Accenture Global Services Limited.

3.1	Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K dated December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on March 16, 2009).

4.2	Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).

10.2‡	1999 Equity Incentive Plan, as amended and restated effective January 15, 2009 (which is incorporated herein by reference to Appendix A to the Registrant’s Schedule 14A dated January 23, 2009).

10.3‡	Employee Stock Purchase Plan, as amended and restated effective February 1, 2009 (which is incorporated herein by reference to Appendix B to the Registrant’s Schedule 14A dated January 23, 2009).

10.4‡	Third Amended and Restated Stock Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-K dated November 15, 2007).

Exhibit No.	Description
10.5‡	2001 Broad Based Equity Incentive Plan of FreeMarkets, Inc.

10.6	Lease Agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated May 15, 2000).

10.7	First Amendment to Lease, dated as of January 12, 2001, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-K dated November 25, 2009).

10.8	Second Amendment to Lease, dated as of October 31, 2002, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-K dated November 25, 2009).

10.9	Third Amendment to Lease, dated as of October 25, 2004, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-Q dated February 9, 2005).

10.10	Fourth Amendment to Lease, dated as of July 6, 2007, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-K dated November 25, 2009).

10.11	Letter, dated as of September 11, 2000, by and between Moffett Park Drive LLC and the Registrant re: Moffett Park Drive LLC/Ariba/Tenant Improvements (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K dated November 25, 2009).

10.12	Lease Agreement, dated October 21, 1998, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership.

10.13	First Amendment to Lease, dated March 30, 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership.

10.14	Second Amendment to Lease, dated September 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership.

10.15	Third Amendment to Lease, dated March 2000, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership.

10.16	Fourth Amendment to Lease, dated July 10, 2002, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Form 10-K dated November 25, 2009).

10.17	Fifth Amendment to Lease, dated October 31, 2004, by and between Ariba, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.17 to the Registrant’s Form 10-K dated November 25, 2009).

10.18	Sixth Amendment to Lease by and between One Oliver Associates L.P. and the Registrant, effective as of January 1, 2007 (which is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 8-K dated February 20, 2007).

10.19	Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q dated April 10, 2003).

10.20	First Amendment to Sublease, dated as of June 15, 2007, by and between Juniper Networks, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.45 to the Registrant’s Form 10-Q dated August 8, 2007).

10.21	Letter Agreement, dated April 9, 2008, by and between Juniper Networks, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-K dated November 25, 2009).

Exhibit No.	Description
10.22	Letter Agreement, dated November 9, 2007, by and between Juniper Networks, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.22 to the Registrant’s Form 10-K dated November 25, 2009).

10.23	Consent to Sublease, dated as of October 25, 2004, by and between Moffett Park Drive LLC, Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-Q dated February 9, 2005).

10.24	Second Amendment to and Restatement of Sublease, dated as of October 21, 2004, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-Q dated February 9, 2005).

10.25	Third Amendment of Sublease, dated as of March 31, 2008, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K dated November 25, 2009).

10.26	Settlement and License Agreement, effective as of January 19, 2008, by and between Sky Technologies, LLC, Ariba, Inc. and Procuri, Inc. (which is incorporated herein by reference to Exhibit 10.40 to Ariba, Inc.’s Form 8-K dated January 24, 2008).

10.27‡	Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s Form 10-Q dated February 14, 2001).

10.28‡	Amendment to Offer Letter, dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.29‡	Offer Letter, dated April 10, 2002, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).

10.30‡	Ariba, Inc.—Compensation Program for Non-Employee Directors (which is incorporated herein by reference to Exhibit 10.52 to Ariba, Inc.’s Form 10-Q dated May 7, 2008).

10.31‡	Employment Agreement, dated July 21, 2008, by and between the Registrant and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.53 to Ariba, Inc.’s Form 10-Q dated August 6, 2008).

10.32‡	Amendment to Employment Agreement, dated July 21, 2008, by and between the Registrant and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.1 to Ariba, Inc.’s Form 8-K dated October 16, 2008).

10.33‡†	Amended and Restated Severance Agreement, dated August 25, 2008, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.39 to the Registrant’s Form 10-K dated November 18, 2008).

10.34‡†	Amended and Restated Severance Agreement, dated September 5, 2008, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Form 10-K dated November 18, 2008).

10.35‡†	Amended and Restated Employment Agreement, dated August 15, 2008, by and between the Registrant and Kent Parker (which is incorporated herein by reference to Exhibit 10.41 to the Registrant’s Form 10-K dated November 18, 2008).

10.36‡	Ariba Bonus Plan—Executive Officers, adopted on December 22, 2008 (which is incorporated herein by reference to Exhibit 10.42 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

Exhibit No.	Description
10.37‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.43 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.38‡†	Ariba, Inc.: 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Kent Parker (which is incorporated herein by reference to Exhibit 10.44 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.39‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Kevin Costello (which is incorporated herein by reference to Exhibit 10.45 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.40‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Robert Calderoni (which is incorporated herein by reference to Exhibit 10.46 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.41‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2010 Performance Stock Units), by and between Ariba, Inc. and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.41 to the Registrant’s Form 10-Q dated February 5, 2010).

10.42‡†	Ariba, Inc.: 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2010 Performance Stock Units), by and between Ariba, Inc. and Kent Parker (which is incorporated herein by reference to Exhibit 10.42 to the Registrant’s Form 10-Q dated February 5, 2010).

10.43‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2010 Performance Stock Units), by and between Ariba, Inc. and Kevin Costello (which is incorporated herein by reference to Exhibit 10.43 to the Registrant’s Form 10-Q dated February 5, 2010).

10.44‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2010 Performance Stock Units), by and between Ariba, Inc. and Robert Calderoni (which is incorporated herein by reference to Exhibit 10.44 to the Registrant’s Form 10-Q dated February 5, 2010).

14.1	Code of Business Conduct (which is incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10-K dated December 1, 2006).

21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated by reference to the signature page of this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL).

‡	Management contract or compensatory plan or arrangement.
†	A request for confidential treatment has been filed with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on November 23, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT M. CALDERONI Robert M. Calderoni	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 23, 2010

/s/ AHMED RUBAIE Ahmed Rubaie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 23, 2010

/s/ HARRIET EDELMAN Harriet Edelman	Director	November 23, 2010

/s/ ROBERT D. JOHNSON Robert D. Johnson	Director	November 23, 2010

/s/ RICHARD A. KASHNOW Richard Kashnow	Director	November 23, 2010

/s/ ROBERT E. KNOWLING, JR. Robert E. Knowling, Jr.	Director	November 23, 2010

/s/ THOMAS F. MONAHAN Thomas F. Monahan	Director	November 23, 2010

/s/ KARL E. NEWKIRK Karl E. Newkirk	Director	November 23, 2010

/s/ RICHARD F. WALLMAN Richard F. Wallman	Director	November 23, 2010

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated September 20, 2007 by and among the Registrant, Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 10-K dated November 15, 2007).

2.2	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization, dated September 20, 2007, by and among the Registrant, Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 10-K/A dated November 26, 2007).

2.3	Amendment No. 2 to the Agreement and Plan of Merger and Reorganization, dated September 20, 2007, by and among the Registrant, Axe Acquisition Corporation, Procuri, Inc. and Insight Venture Partners, LLC, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.3 of the Registrant’s Form 10-K for the fiscal year ended September 30, 2008).

2.4	Asset Purchase and Sale Agreement, dated October 5, 2010, by and between the Registrant and Accenture LLP and Accenture Global Services Limited.

3.1	Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K dated December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on March 16, 2009).

4.2	Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).

10.2‡	1999 Equity Incentive Plan, as amended and restated effective January 15, 2009 (which is incorporated herein by reference to Appendix A to the Registrant’s Schedule 14A dated January 23, 2009).

10.3‡	Employee Stock Purchase Plan, as amended and restated effective February 1, 2009 (which is incorporated herein by reference to Appendix B to the Registrant’s Schedule 14A dated January 23, 2009).

10.4‡	Third Amended and Restated Stock Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-K dated November 15, 2007).

10.5‡	2001 Broad Based Equity Incentive Plan of FreeMarkets, Inc.

10.6	Lease Agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated May 15, 2000).

10.7	First Amendment to Lease, dated as of January 12, 2001, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-K dated November 25, 2009).

10.8	Second Amendment to Lease, dated as of October 31, 2002, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-K dated November 25, 2009).

10.9	Third Amendment to Lease, dated as of October 25, 2004, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-Q dated February 9, 2005).

Exhibit No.	Description
10.10	Fourth Amendment to Lease, dated as of July 6, 2007, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-K dated November 25, 2009).

10.11	Letter, dated as of September 11, 2000, by and between Moffett Park Drive LLC and the Registrant re: Moffett Park Drive LLC/Ariba/Tenant Improvements (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K dated November 25, 2009).

10.12	Lease Agreement, dated October 21, 1998, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership.

10.13	First Amendment to Lease, dated March 30, 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership.

10.14	Second Amendment to Lease, dated September 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership.

10.15	Third Amendment to Lease, dated March 2000, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership.

10.16	Fourth Amendment to Lease, dated July 10, 2002, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Form 10-K dated November 25, 2009).

10.17	Fifth Amendment to Lease, dated October 31, 2004, by and between Ariba, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.17 to the Registrant’s Form 10-K dated November 25, 2009).

10.18	Sixth Amendment to Lease by and between One Oliver Associates L.P. and the Registrant, effective as of January 1, 2007 (which is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 8-K dated February 20, 2007).

10.19	Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q dated April 10, 2003).

10.20	First Amendment to Sublease, dated as of June 15, 2007, by and between Juniper Networks, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.45 to the Registrant’s Form 10-Q dated August 8, 2007).

10.21	Letter Agreement, dated April 9, 2008, by and between Juniper Networks, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-K dated November 25, 2009).

10.22	Letter Agreement, dated November 9, 2007, by and between Juniper Networks, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.22 to the Registrant’s Form 10-K dated November 25, 2009).

10.23	Consent to Sublease, dated as of October 25, 2004, by and between Moffett Park Drive LLC, Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-Q dated February 9, 2005).

10.24	Second Amendment to and Restatement of Sublease, dated as of October 21, 2004, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-Q dated February 9, 2005).

10.25	Third Amendment of Sublease, dated as of March 31, 2008, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K dated November 25, 2009).

Exhibit No.	Description
10.26	Settlement and License Agreement, effective as of January 19, 2008, by and between Sky Technologies, LLC, Ariba, Inc. and Procuri, Inc. (which is incorporated herein by reference to Exhibit 10.40 to Ariba, Inc.’s Form 8-K dated January 24, 2008).

10.27‡	Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s Form 10-Q dated February 14, 2001).

10.28‡	Amendment to Offer Letter, dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.29‡	Offer Letter, dated April 10, 2002, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).

10.30‡	Ariba, Inc.—Compensation Program for Non-Employee Directors (which is incorporated herein by reference to Exhibit 10.52 to Ariba, Inc.’s Form 10-Q dated May 7, 2008).

10.31‡	Employment Agreement, dated July 21, 2008, by and between the Registrant and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.53 to Ariba, Inc.’s Form 10-Q dated August 6, 2008).

10.32‡	Amendment to Employment Agreement, dated July 21, 2008, by and between the Registrant and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.1 to Ariba, Inc.’s Form 8-K dated October 16, 2008).

10.33‡†	Amended and Restated Severance Agreement, dated August 25, 2008, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.39 to the Registrant’s Form 10-K dated November 18, 2008).

10.34‡†	Amended and Restated Severance Agreement, dated September 5, 2008, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Form 10-K dated November 18, 2008).

10.35‡†	Amended and Restated Employment Agreement, dated August 15, 2008, by and between the Registrant and Kent Parker (which is incorporated herein by reference to Exhibit 10.41 to the Registrant’s Form 10-K dated November 18, 2008).

10.36‡	Ariba Bonus Plan—Executive Officers, adopted on December 22, 2008 (which is incorporated herein by reference to Exhibit 10.42 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.37‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.43 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.38‡†	Ariba, Inc.: 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Kent Parker (which is incorporated herein by reference to Exhibit 10.44 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.39‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Kevin Costello (which is incorporated herein by reference to Exhibit 10.45 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.40‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Robert Calderoni (which is incorporated herein by reference to Exhibit 10.46 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

Exhibit No.	Description
10.41‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2010 Performance Stock Units), by and between Ariba, Inc. and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.41 to the Registrant’s Form 10-Q dated February 5, 2010).

10.42‡†	Ariba, Inc.: 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2010 Performance Stock Units), by and between Ariba, Inc. and Kent Parker (which is incorporated herein by reference to Exhibit 10.42 to the Registrant’s Form 10-Q dated February 5, 2010).

10.43‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2010 Performance Stock Units), by and between Ariba, Inc. and Kevin Costello (which is incorporated herein by reference to Exhibit 10.43 to the Registrant’s Form 10-Q dated February 5, 2010).

10.44‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2010 Performance Stock Units), by and between Ariba, Inc. and Robert Calderoni (which is incorporated herein by reference to Exhibit 10.44 to the Registrant’s Form 10-Q dated February 5, 2010).

14.1	Code of Business Conduct (which is incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10-K dated December 1, 2006).

21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated by reference to the signature page of this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL).

‡	Management contract or compensatory plan or arrangement.
†	A request for confidential treatment has been filed with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.