Form 10-Q
period 2010-12-31
ARIBA INC
filed 2011-02-03
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

The number of shares outstanding of the registrant’s common stock as of December 31, 2010 was 93,361,000.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2010	September 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$221,754	$182,393
Short-term investments	15,706	18,449
Restricted cash	104	104
Accounts receivable, less allowances of $2,473 and $2,537, respectively	23,565	21,781
Prepaid expenses and other current assets	19,901	7,942

Total current assets	281,030	230,669
Property and equipment, net	15,999	15,958
Long-term investments	24,219	22,283
Restricted cash, less current portion	29,137	29,137
Goodwill	394,718	406,507
Other intangible assets, net	12,129	13,154
Other assets	4,293	4,001

Total assets	$761,525	$721,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,617	$11,190
Accrued compensation and related liabilities	17,086	32,079
Accrued liabilities	20,663	18,398
Restructuring obligations	15,901	17,188
Deferred revenue	113,167	97,005

Total current liabilities	180,434	175,860
Deferred rent obligations	8,342	9,880
Restructuring obligations, less current portion	17,443	23,339
Deferred revenue, less current portion	12,028	7,285
Other long-term liabilities	1,508	6,391

Total liabilities	219,755	222,755

Stockholders’ equity:
Common stock	187	188
Additional paid-in capital	5,237,531	5,236,265
Accumulated other comprehensive loss	(2,427)	(1,879)
Accumulated deficit	(4,693,521)	(4,735,620)

Total stockholders’ equity	541,770	498,954

Total liabilities and stockholders’ equity	$761,525	$721,709

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended December 31,
	2010	2009
Revenues:
Subscription and maintenance	$65,858	$58,373
Services and other	24,562	16,819

Total revenues	90,420	75,192

Cost of revenues:
Subscription and maintenance	14,290	12,674
Services and other	15,307	12,448
Amortization of acquired technology and customer intangible assets	1,025	1,327

Total cost of revenues	30,622	26,449

Gross profit	59,798	48,743

Operating expenses:
Sales and marketing	35,716	26,692
Research and development	12,492	11,146
General and administrative	10,610	10,012
Amortization of other intangible assets	—	104
Restructuring benefit	(2,923)	—

Total operating expenses	55,895	47,954

Operating income	3,903	789
Interest and other income (expense), net	769	277

Income from continuing operations before income taxes	4,672	1,066
(Benefit) provision for income taxes	(3,812)	17

Income from continuing operations	8,484	1,049

Discontinued operations, net of tax:
(Loss) income from discontinued operations	(5,104)	1,176
Gain on sale of discontinued operations	38,719	—

Total discontinued operations	33,615	1,176

Net income	$42,099	$2,225

Basic earnings per share:
Income from continuing operations	$0.09	$0.01
Discontinued operations, net of tax	0.38	0.02

Net income per basic common share	$0.47	$0.03

Diluted earnings per share:
Income from continuing operations	$0.09	$0.01
Discontinued operations, net of tax	0.36	0.02

Net income per diluted common share	$0.45	$0.03

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended December 31,
	2010	2009
Operating activities:
Net income	$42,099	$2,225
Less income from discontinued operations, net of tax	(33,615)	(1,176)

Income from continuing operations	8,484	1,049
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for doubtful accounts	165	46
Depreciation	2,074	1,839
Amortization of intangible assets	1,025	1,431
Stock-based compensation	12,834	13,106
Restructuring benefit	(2,923)	—
Other-than-temporary impairment of long-term investments	—	499
Changes in operating assets and liabilities:
Accounts receivable	(1,949)	(52)
Prepaid expenses and other assets	(652)	(889)
Accounts payable	91	79
Accrued compensation and related liabilities	(13,695)	(11,431)
Accrued liabilities	(6,535)	(85)
Deferred revenue	20,917	9,030
Restructuring obligations	(4,260)	(4,326)

Net cash provided by continuing operations	15,576	10,296
Net cash (used in) provided by discontinued operations	(1,121)	209

Net cash provided by operating activities	14,455	10,505

Investing activities:
Proceeds from sale of discontinued operations	39,000	—
Purchases of property and equipment	(2,115)	(1,386)
Maturities of long-term investments, net of purchases	459	(7,631)

Net cash provided by (used in) investing activities	37,344	(9,017)

Financing activities:
Proceeds from issuance of common stock	431	27
Repurchase of common stock	(12,802)	(5,056)

Net cash used in financing activities	(12,371)	(5,029)

Effect of foreign exchange rate changes on cash and cash equivalents	(67)	(7)
Net change in cash and cash equivalents	39,361	(3,548)
Cash and cash equivalents at beginning of period	182,393	130,881

Cash and cash equivalents at end of period	$221,754	$127,333

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company” or “Ariba”), is the leading provider of collaborative business commerce solutions for buying and selling goods and services. Ariba combines industry-leading software as a service (“SaaS”) technology to optimize the complete commerce lifecycle with the world’s largest business oriented web-based community to discover, connect and collaborate with a global network of trading partners and expert capabilities to augment internal resources and skills, delivering everything needed to control costs, minimize risk, improve profits and enhance cash flow and operations, all in the Ariba® Commerce Cloud. Over 340,000 companies, including more than 80 percent of the Fortune 500, use Ariba’s solutions to drive more efficient inter-enterprise commerce. The Company was incorporated in Delaware in September 1996.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2011. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 filed on November 23, 2010 with the Securities and Exchange Commission (“SEC”). There have been no significant changes in new accounting pronouncements or in the Company’s critical accounting policies that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. As discussed in Note 2 below, in November 2010 the Company sold its sourcing services and business process outsourcing (“BPO”) business. Accordingly, the sourcing services and BPO business has been reported as discontinued operations for all periods presented. The notes to condensed consolidated financial statements reflect historical amounts exclusive of discontinued operations, unless otherwise noted.

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

Fair Value

Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of a security, whether the security is new and not yet established in the marketplace, and other characteristics particular to a transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. When observable prices are not available, the Company either uses implied pricing from similar instruments or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those it believes market participants would use in pricing the asset or liability at the measurement date. See Note 9 for fair value related to the Company’s cash equivalents, short-term investments, long-term investments and restricted cash.

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

No customer accounted for more than 10% of total revenues for the three months ended December 31, 2010 and 2009. No customer accounted for more than 10% of net accounts receivable as of December 31, 2010 and September 30, 2010.

Recent Accounting Pronouncements

During the three months ended December 31, 2010, there were no new accounting pronouncements adopted by the Company or issued by the Financial Accounting Standards Board (“FASB”) that would have a significant impact on continuing operations.

Revenue Recognition

Substantially all of the Company’s revenues are derived from the following sources: (i) subscription software solutions on a multi-tenant basis and single-tenant basis either hosted or behind the firewall;

(ii) maintenance and support related to existing single-tenant perpetual licenses; and (iii) services, including implementation services, strategic consulting services, training, education, premium support and other miscellaneous services. The subscription software solutions include technical support and product updates. The significant majority of the Company’s subscription software solutions are hosted time-based license and are based on the number of users, spend or other usage criteria. The Company’s multiple element arrangements typically include a combination of: (i) subscription software solutions; and (ii) a services arrangement, on either a fixed fee for access to specific services over time or a time and materials basis.

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

The Company regularly reviews VSOE, TPE and ESP and maintains internal controls over the establishment and updates of these estimates. There were no material changes to VSOE, TPE or ESP during the quarter ended December 31, 2010.

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

During the three months ended December 31, 2010 and 2009, the Company recorded $195,000 and $158,000, respectively, of stock-based compensation expense associated with employee stock purchase plan programs.

During the three months ended December 31, 2010, the Company granted 187,050 shares of restricted common stock time-based awards to certain employees with a fair value of $3.8 million. This amount is being amortized over the vesting period of the individual restricted common stock grants, which is three years. During the three months ended December 31, 2009, the Company granted 105,250 shares of restricted common stock to certain employees with a fair value of $1.2 million. This amount is being amortized over the vesting period of the individual restricted common stock grants, which is three years.

In October 2010, the Company granted 990,000 performance-based restricted stock units to executive officers and certain key employees with a fair value of $19.5 million, based on the then current fair value of the Company’s shares at the grant date. The number of units that could vest under this grant is contingent upon meeting three criteria: (1) 2011 performance milestones related to subscription software revenues and network revenues for the fiscal year ended September 30, 2011, (2) 2012 performance milestones based upon sustained performance related to subscription software revenues and network revenues for the fiscal year ended September 30, 2012; and (3) a time-based service requirement. The restricted stock units will not vest if the performance milestones are not achieved.

In November 2009, the Company granted 1.3 million performance-based restricted stock units to executive officers and certain key employees with a fair value of $14.3 million, based on the then current fair value of the Company’s shares at the grant date. The number of units that could vest under this grant is contingent upon meeting three criteria: (1) a 2010 performance milestone related to subscription software revenues for the fiscal year ended September 30, 2010, (2) a 2011 performance milestone based upon sustained performance related to subscription software revenue for the fiscal year ended September 30, 2011; and (3) a time-based service requirement. Based upon subscription software revenues for the year ended September 30, 2010, the granted restricted stock units that can vest up to 1.9 million with a fair value of $21.8 million.

During the three months ended December 31, 2010 and 2009, the Company recorded $12.0 million and $12.1 million, respectively, of stock-based compensation expense associated with restricted stock grants. As of December 31, 2010, there was $46.1 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan in the form of common stock with a value of $1.4 million and $1.2 million in the three months ended December 31, 2010 and 2009, respectively.

Total stock-based compensation resulting from the ESPP, time-based awards, performance based units and the 401(k) Plan of $13.6 million and $13.5 million was recorded in the three months ended December 31, 2010 and 2009, respectively, to various operating expense categories as follows (in thousands):

	Three Months Ended December 31,
	2010	2009
Cost of revenues—subscription and maintenance	$788	$934
Cost of revenues—services and other	889	1,186
Sales and marketing	6,450	5,546
Research and development	1,863	1,377
General and administrative	2,844	4,063
Discontinued operations	802	417

Total	$13,636	$13,523

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

As of December 31, 2010, the notional amounts of the forward contracts held to sell and purchase U.S. dollars in exchange for other major international currencies were $4.2 million and $18.2 million, respectively, and the unrealized loss on these contracts was $107,000. As of September 30, 2010, the notional amounts of the forward contracts held to sell and purchase U.S. dollars in exchange for other major international currencies were $6.7 million and $18.7 million, respectively, and the unrealized loss on these contracts was $553,000. The notional principal amounts for derivative instruments provided one measure of the transaction volume outstanding as of December 31, 2010, and do not represent the amount of the Company’s exposure to credit or market loss. The Company has determined that the gross exposure for both market and credit risk are deemed immaterial.

The fair value of the foreign currency forward contracts not designated as hedges in the condensed consolidated balance sheet were $134,000 included in prepaid expense and other current assets and $241,000 included in other current liabilities as of December 31, 2010. The fair value of the foreign currency forward contracts not designated as hedges in the condensed consolidated balance sheet were $322,000 included in prepaid expense and other current assets and $875,000 included in other current liabilities as of September 30, 2010. The effects of the foreign currency forward contracts not designated as hedges on net income was a loss of $114,000 and $284,000, respectively, for the three months ended December 31, 2010 and 2009 and was included in interest and other income (expense), net on the condensed consolidated statement of operations.

Note 2—Discontinued Operations

On November 15, 2010, the Company sold its sourcing services and business process outsourcing (BPO) services assets (collectively, the “Sourcing Services Business”) to Accenture for approximately $51.0 million in cash, of which $12.0 million is subject to escrow, resulting in a gain of $39.0 million, less estimated income taxes of $348,000. The release of funds from the escrow is primarily based on the assignment of contracts to Accenture over the two-year period from the closing of the transaction (“contingent consideration”). The estimated fair value of the contingent consideration at December 31, 2010 was $11.6 million and is included in the total sales price. The Company has recorded and will record the fair value of the contingent consideration each reporting period based on expected achievement related to the escrow. The assets of the Sourcing Services Business, which operated in all three of the Company’s geographic operating segments, include the Company’s category expertise, sourcing process expertise and strategic sourcing execution resources. As of September 30, 2010, the assets of the Sourcing Services Business were comprised of goodwill of $11.8 million. The following table summarizes the financial information for the Sourcing Services Business operations for the three months ended December 31, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended December 31,
	2010	2009
Revenues from discontinued operations	$6,502	$10,479
(Loss) income from discontinued operations before income taxes	$(5,104)	$1,214
Provision for income taxes	—	38

Net (loss) income from discontinued operations	$(5,104)	$1,176

Gain on sale of discontinued operations, net of tax	$38,719	$—

Note 3—Other Intangible Assets

The table below reflects changes or activity in the balances related to other intangible assets for the three months ended December 31, 2010 (in thousands):

	Useful Life	December 31, 2010			September 30, 2010
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	24 months	$13,300	$(13,300)	$—	$13,300	$(13,300)	$—
Contracts and related customer relationships	72 months	80,881	(68,752)	12,129	80,881	(67,727)	13,154
Trade names/trademarks	24 months	2,200	(2,200)	—	2,200	(2,200)	—
Non-competition agreements	24 months	600	(600)	—	600	(600)	—

Total		$96,981	$(84,852)	$12,129	$96,981	$(83,827)	$13,154

Amortization of other intangible assets for the three months ended December 31, 2010 totaled $1.0 million and was related to customer relationships and was recorded as cost of revenues in the three months ended December 31, 2010.

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

As of December 31, 2010, estimated future amortization expense related to intangible assets is $3.1 million for the remainder of fiscal year 2011, $4.1 million in fiscal year 2012, $4.1 million in fiscal year 2013 and $854,000 in fiscal year 2014.

Note 4—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 147,000 square feet in this facility. The Company currently subleases over two buildings, totaling 482,000 square feet, to third parties. These subleases expire in January 2013. The remaining 87,000 square feet is available for sublease. Minimum monthly lease payments are approximately $3.6 million and escalate annually, with the total future minimum lease payments amounting to $93.6 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit backed by cash equivalents, totaling $28.8 million as of December 31, 2010, as a form of security through fiscal year 2013. Also, the Company is required by other lease agreements to hold an additional $401,000 of standby letters of credit, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $29.2 million is classified as restricted cash on the Company’s condensed consolidated balance sheet as of December 31, 2010.

The Company also occupies 73,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. The Company currently subleases approximately 18,000 square feet to a third party. This location consists principally of the Company’s customer support organization and administrative activities.

The Company occupies approximately 27,000 square feet of office space in Atlanta, Georgia under a lease that expires in June 2013. Operations at this location consist principally of our sales, certain executive management and support activities.

The Company leases certain equipment, software and its facilities under various non-cancelable operating with various expiration dates through 2017. Rental expense was $6.3 million and $6.2 million for the three months ended December 31, 2010 and 2009, respectively. This expense was reduced by sublease income of $3.0 million and $2.8 million for the three months ended December 31, 2010 and 2009, respectively.

The following table summarizes future minimum lease payments and sublease income under noncancelable operating leases as of December 31, 2010 (in thousands):

Period Ending September 30,	Lease Payments	Contractual Sublease Income
2011	$37,774	$11,170
2012	51,892	15,615
2013	21,115	5,379
2014	4,610	440
2015	3,486	440
Thereafter	7,670	990

Total	$126,547	$34,034

Of the total operating lease commitments noted above, $47.6 million is for occupied properties and $78.9 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring costs

The following table details accrued restructuring obligations and related activity through December 31, 2010 (in thousands):

	Severance and benefits	Lease abandonment costs	Total restructuring costs
Accrued restructuring obligations as of October 1, 2009	$42	$49,020	$49,062
Cash paid	(42)	(17,072)	(17,114)
Total charge to operating expense	—	8,579	8,579

Accrued restructuring obligations as of September 30, 2010	$—	$40,527	40,527
Cash paid	—	(4,260)	(4,260)
Total benefit to operating expense	—	(2,923)	(2,923)

Accrued restructuring obligations as of December 31, 2010	$—	$33,344	33,344

Less: current portion			15,901

Accrued restructuring obligations, less current portion			$17,443

Lease abandonment and leasehold impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Sunnyvale, California and Pittsburgh, Pennsylvania. During the three months ended December 31, 2010, the Company entered into an amendment with Juniper Networks, Inc. (“Juniper”), the successor in interest to NetScreen Technologies, Inc. (“NetScreen”) to the sublease dated as of October 18, 2002 between the Company and NetScreen. Pursuant to the amendment, Juniper agreed to lease approximately 86,000 square feet of additional space at the Company’s Sunnyvale, California headquarters through January 2013. The impact of the execution of the amendment to the sublease agreement with Juniper was a benefit to operating expenses of approximately $2.9 million in the three months ended December 31, 2010. Total lease abandonment costs include lease liabilities offset by sublease income. As of December 31, 2010, $33.3 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013. The Company’s lease abandonment accrual is net of $34.0 million of sublease income.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material non-cancelable purchase commitments as of December 31, 2010.

Litigation and other proceedings

Patent litigation with Emptoris, Inc.

During the period from April 2007 to January 2010, the Company was involved in patent infringement litigation with Emptoris, Inc. (“Emptoris”). The Company received judgment in its favor, which was affirmed upon appeal, that Emptoris willfully infringed patents of the Company. During the year ended September 30, 2010, the Company received $7.0 million in satisfaction of the monetary portion of the judgment, and the Company recorded $7.0 million of income related to this matter.

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

As of December 31, 2010, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding.

Note 5—Income Taxes

The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to the Company’s tax audits. However, there can be no assurances as to the possible outcomes. In the three months ended December 31, 2010, the unrecognized tax benefits decreased by $3.6 million, primarily due to the expiration of statutes of limitation in a foreign jurisdiction. As of December 31, 2010, approximately $1.1 million of unrecognized benefits would affect the Company’s effective tax rate if realized. The Company does not anticipate any significant changes to the unrecognized tax benefits in the next twelve months.

The Company released interest and penalties related to lapses of statute of limitations of uncertain tax positions in the Company’s provision for income taxes line of the Company’s condensed consolidated statements of operations of $1.1 million during the three months ended December 31, 2010. The gross amount of interest and penalties accrued as of December 31, 2010 was $421,000.

Note 6—Stockholders’ Equity

Stock-Based Compensation Plans

A summary of the activity related to the Company’s restricted common stock is presented below for the three months ended December 31, 2010:

	Three Months Ended December 31, 2010
	Number of Shares	Weighted- Average Fair Value
Nonvested at beginning of period	6,207,600	$11.32
Granted	187,050	$20.51
Vested	(2,644,036)	$11.39
Forfeited	(163,531)	$12.45

Nonvested at end of period	3,587,083	$11.69

The fair value of stock awards vested was $54.1 million and $22.5 million for the three months ended December 31, 2010 and 2009, respectively.

The nonvested share roll forward presented above excludes the performance-based restricted stock units granted in the three months ended December 31, 2010. See Stock-Based Compensation in Note 1—Description of Business and Summary of Significant Accounting Policies.

A summary of the activity related to the Company’s stock options is presented below:

	Three Months Ended December 31, 2010
	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	524,630	$11.61
Exercised	(38,870)	$11.09
Forfeited	(2,804)	$45.42

Outstanding and exercisable at end of period	482,856	$11.36	$5,500,000

The total intrinsic value of options exercised during the three months ended December 31, 2010 and 2009 was $358,000 and $19,000, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2011 and the exercise price, multiplied by the number of shares subject to in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of the Company’s stock.

Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive income for the three months ended December 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended December 31,
	2010	2009
Net income	$42,099	$2,225
Unrealized (loss) gain on securities, net	(349)	475
Foreign currency translation adjustments	(199)	(106)

Comprehensive income	$41,551	$2,594

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive loss as of December 31, 2010 and September 30, 2010 are as follows (in thousands):

	December 31, 2010	September 30, 2010
Unrealized loss on securities	$(2,578)	$(2,229)
Foreign currency translation adjustments	151	350

Accumulated other comprehensive loss	$(2,427)	$(1,879)

Note 7—Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended December 31,
	2010	2009
Income from continuing operations	$8,484	$1,049
Discontinued operations, net of tax	33,615	1,176

Net income	$42,099	$2,225

Weighted-average common shares—basic	88,632	85,161
Add: Effect of dilutive securities	3,942	3,101

Weighted-average common shares—diluted	92,574	88,262

Income from continuing operations	$0.09	$0.01
Discontinued operations, net of tax	0.38	0.02

Net income per common share—basic	$0.47	$0.03

Income from continuing operations	$0.09	$0.01
Discontinued operations, net of tax	0.36	0.02

Net income per common share—diluted	$0.45	$0.03

Note 8—Segment Information

The Company has three geographic operating segments: North America; Europe, Middle-East and Africa (“EMEA”); and Asia-Pacific (“APAC’). The segments are determined in accordance with how management views and evaluates the Company’s business and based on the aggregation criteria. Future changes to this organizational structure or the business may result in changes to the reportable segments disclosed. The Company markets its products in the United States and in foreign countries through its direct sales force and indirect sales channels.

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

Financial information for each reportable segment was as follows for the three months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended December 31,
	2010	2009
Revenue
—North America	$56,613	$46,392
—EMEA	19,334	15,835
—APAC	7,063	4,868
—Corporate revenue	7,410	8,097

Total revenue	$90,420	$75,192

Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Certain revenue items are not allocated to segments because they are separately managed at the corporate level. These items include Ariba Managed Procurement Services, expense reimbursement and other miscellaneous items.

	Three Months Ended December 31,
	2010	2009
	(in thousands)
Contribution margin
—North America	$29,694	$24,861
—EMEA	7,539	6,239
—APAC	2,894	1,538

Total segment contribution margin	$40,127	$32,638

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

The reconciliation of segment information to the Company’s net income from continuing operations before income taxes was as follows for the three months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended December 31,
	2010	2009
Segment contribution margin	$40,127	$32,638
Corporate revenue	7,410	8,097
Corporate costs, such as research and development, corporate general and administrative and other	(45,532)	(38,515)
Amortization of acquired technology and customer intangible assets	(1,025)	(1,327)
Amortization of other intangibles	—	(104)
Restructuring benefit	2,923	—
Interest and other income (expense), net	769	277

Income from continuing operations before income taxes	$4,672	$1,066

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

	Three Months Ended December 31,
	2010	2009
Subscription revenues	$50,244	$41,228
Maintenance revenues	15,614	17,145
Services and other revenues	24,562	16,819

Total	$90,420	$75,192

Information regarding long-lived assets in geographic areas are as follows (in thousands):

	December 31, 2010	September 30, 2010
Long-Lived Assets:
United States	$14,693	$14,633
International	1,306	1,325

Total	$15,999	$15,958

Note 9—Fair Value

As of December 31, 2010, the fair value measurements of the Company’s cash equivalents, short-term investments, long-term investments and restricted cash consisted of the following and which are categorized in the table below based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$76,500	$—	$—	$76,500
Certificates of deposit and other bank deposits	131,451	—	—	131,451
Non-U.S. government securities	19,703	—	—	19,703
U.S. government and agency securities	3,195	—	—	3,195
Auction rate securities	—	—	17,027	17,027

Total cash equivalents, investments and restricted cash	$230,849	$—	$17,027	$247,876

The table below presents reconciliations for market securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended December 31, 2010 (in thousands):

Three Months Ended December 31, 2010
Beginning balance as of October 1, 2010	$17,440
Unrealized losses	(329)
Redemptions	(150)
Accretion and other	66

Ending fair value as of December 31, 2010	$17,027

Auction rate securities

The Company holds a variety of interest-bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. As of December 31, 2010, the Company held $17.8 million in par value of student loan securities that failed to settle in auctions commencing February 2008 and $3.4 million in par value of commercial paper and credit derivative products that failed to settle in auctions commencing August 2007. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until such time as either a future auction of these investments is successful or a buyer is found outside of the auction process. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

Contractual maturity dates for these ARS investments range from 2016 to 2047. The ARS backed by student loans are guaranteed by the U.S. government and have credit ratings of AAA to A. The ARS investments were in compliance with the Company’s investment policy at the time of acquisition and are investment grade quality, except for one credit derivative product.

Currently, we have no intent to sell these ARS investments prior to recovery nor are aware of any factors that would make such a sale of the ARS investments more likely than not. As of December 31, 2010, the

Company has classified the entire ARS investment balance as long-term investments on its condensed consolidated balance sheet because of its current inability to predict that these investments will be available for settlement within the next twelve months. The Company has also modified its current investment strategy and increased its investments in more liquid money market instruments.

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

The Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value of its investment in ARS as of December 31, 2010. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $17.8 million of student loan securities and $3.4 million of commercial paper and credit derivative products was adjusted by 150 basis points (“bps”) for the student loan securities and 1,100 bps for the credit derivative product, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on the assessment of fair value through December 31, 2010, the Company determined there was a decline in the fair value of its ARS investments of $4.2 million, of which $2.6 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, the Company recorded an other-than-temporary impairment of $1.9 million, partially offset by $305,000 of accretion recorded through December 31, 2010. Based upon its analysis of this impairment, the Company determined that the other-than-temporary loss of $1.6 million was principally related to the credit loss on the investment. Additionally, the Company evaluated the factors related to other than credit loss, which were determined to be immaterial to the condensed consolidated financial statements.

The Company reviews its impairments in accordance with the changes issued by the FASB to fair value accounting and the recognition and presentation of other-than-temporary impairments, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the Company’s intent and ability to retain its investment for a period of time sufficient to allow for the recovery in market value to par. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, the Company may, in the near future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $2.6 million currently accounted for as a temporary decline or may be greater than the $1.6 million other-than-temporary impairment recorded through December 31, 2010.

Note 10—Subsequent Event

On January 27, 2011, the Company acquired 100% of the business of Quadrem International Holdings, Ltd. for a purchase price of $168.6 million, including a working capital adjustment of $8.3 million and $10.25 million paid to a third party to modify and terminate certain aspects of a commercial arrangement previously entered into by Quadrem. The purchase price consists of (i) $82.3 million in cash, (ii) $61.3 million in Ariba stock and (iii) a $25.0 million contingent payment.

The cash includes $40.0 million which will be deposited in escrow to satisfy potential indemnification claims. The contingent payment is subject to performance conditions. The performance conditions include, subject to certain terms and conditions, certain customers (i) making specified cash payments to Ariba and (ii) using the Quadrem network to facilitate purchasing and invoicing activities with respect to specified customers or business and/or operating units. If the performance conditions are met in full, after the third anniversary Ariba will pay an additional $25.0 million in cash or, at its election, Ariba stock, and release $25.0 million of escrow cash, to the extent such cash is not used to satisfy indemnification claims.

Quadrem developed and operates a global electronic marketplace to facilitate the procurement of goods and services by companies from their supplier communities. The Company believes the acquisition of Quadrem will enable us to further expand our network volume and reach, accelerate growth, and extend better commerce to more companies in more regions of the globe.

Goodwill related to the Quadrem acquisition consists largely of the synergies and further expansion and growth expected from combining the operations of Ariba and Quadrem.

Acquisition-related costs of $1.0 million were included in general and administrative expenses in Ariba’s condensed consolidated statement of operations for the three months ended December 31, 2010. Quadrem’s results of operations will be included in our consolidated financial statements from the acquisition date.

At the date of issuance of these condensed consolidated financial statements, the initial accounting for this business combination was not completed. As a result, the fair values of the contingent payment, assets acquired, and liabilities assumed, the amount of goodwill by operating segment, the amount of goodwill expected to be deducted for tax purposes and supplemental pro forma information has not been provided in this disclosure.

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

Overview of Our Business

Ariba is the leading provider of collaborative business commerce solutions for buying and selling goods and services. Ariba combines industry-leading software as a service (“SaaS”) technology to optimize the complete commerce lifecycle and enables companies to discover, connect and collaborate with a global network of trading partners and expert capabilities to augment internal resources and skills, delivering services needed to control costs, minimize risk, improve profits and enhance cash flow and operations, all in the Ariba® Commerce Cloud. Over 340,000 companies, including more than 80 percent of the Fortune 500, use Ariba’s solutions to drive more efficient inter-enterprise commerce.

Our software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. Our software is designed to integrate with all major platforms and can be accessed via a web browser. Our software can be provided as a service in an on-demand model or deployed as an installed application. In addition to application software, Ariba’s collaborative business commerce solutions include implementation and strategic consulting services, education and training. Ariba’s collaborative business commerce solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 260,000 registered suppliers, offering a wide array of goods and services, are connected to the Ariba Supplier Network.

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

Overview of Quarter Ended December 31, 2010

Our revenues increased to $90.4 million in the three months ended December 31, 2010 compared to $75.2 million in the three months ended December 31, 2009. Subscription and maintenance revenues increased $7.5 million, or 13% and services and other revenues increased $7.7 million, or 46%. Subscription revenues were $50.2 million in the three months ended December 31, 2010, as compared to $41.2 million in the three months ended December 31, 2009. This 22% increase is primarily due to an increase in the demand for our subscription software products and the continued growth of Ariba Supplier Network revenues. Services and other revenues increased $7.7 million primarily due to an increase in implementation revenue in the three months ended December 31, 2010.

Operating expenses increased to $55.9 million in the three months ended December 31, 2010 compared to $48.0 million in the three months ended December 31, 2009. The increase in operating expenses is primarily attributable to an increase in compensation and benefits expense related to an increase in sales and marketing headcount in the three months ended December 31, 2010. In summation, our total net expenses from continuing operations, including costs of revenues and other items, increased to $81.9 in the three months ended December 31, 2010 compared to $74.1 million in the three months ended December 31, 2009. Combined with the increase in revenue, this resulted in income from continuing operations for the three months ended December 31, 2010 of $8.5 million compared to $1.0 million in the three months ended December 31, 2009.

Income from discontinued operations increased to $33.6 million in the three months ended December 31, 2010 compared to $1.2 million in the three months ended December 31, 2009. The increase is primarily related to the gain of $38.7 million, net of tax, on the sale of our sourcing and business process outsourcing (“BPO”) services assets (collectively, our “Sourcing Services Business”), as described below. This increase was partially offset by the transaction related costs to dispose of our Sourcing Services Business including severance and professional services costs. As a result, our net income for the three months ended December 31, 2010 of $42.1 million compared to $2.2 million in the three months ended December 31, 2009.

On November 15, 2010, we sold our Sourcing Services Business to Accenture for approximately $51.0 million in cash, of which $12.0 million is subject to escrow. These assets include our category expertise, sourcing process expertise and strategic sourcing execution resources.

On January 27, 2011, we acquired 100% of the business of Quadrem International Holdings, Ltd. for a purchase price of $168.6 million, including a working capital adjustment of $8.3 million and $10.25 million paid to a third party to modify and terminate certain aspects of a commercial arrangement previously entered into by

Quadrem. The purchase price consists of (i) $82.3 million in cash, (ii) $61.3 million in Ariba stock and (iii) a $25.0 million contingent payment. Quadrem developed and operates a global electronic marketplace to facilitate the procurement of goods and services by companies from their supplier communities. We believe the acquisition of Quadrem will enable us to further expand our network volume and reach, accelerate growth, and extend better commerce to more companies in more regions of the globe.

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

We plan to continue to carefully monitor expenses in fiscal year 2011. We expect that total expenses, excluding expenses for amortization of intangibles, stock-based compensation and restructuring costs, will grow at a lower rate than revenues. Our expense outlook includes targeted investments in our business designed to pursue revenue growth opportunities that are planned depending on economic conditions and operating results in fiscal year 2011. As a result of our revenue and expense outlooks, we anticipate continued improvement in our results from operations, before giving effect to these excluded expenses.

The current economic uncertainty may adversely impact our business. Although we believe that our business commerce solutions may be even more strategic to customers during adverse economic conditions, because they help companies reduce the costs of their goods and services, a weakening global economy, or decline in confidence in the economy, could, among other things, result in reduced revenues, impairment of financial and non-financial assets and reduced cash flows.

We believe that our success for fiscal year 2011 will depend largely on our ability to: (1) renew our subscription or time-based revenues, including on-demand software fees, maintenance fees, and fees for certain services; (2) sell bundled solution offerings that include both technology and expert services; (3) capitalize on revenue opportunities, such as increased fees for the Ariba Supplier Network and selling on-demand business commerce solutions to smaller and mid-market customers; (4) successfully manage the sale of our Sourcing Services Business; (5) successfully integrate and manage the acquired Quadrem business; and (6) retain and expand our workforce in the face of competitive hiring conditions in the technology sector.

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

Results of Operations

The following table sets forth statements of operations data for the periods indicated (in thousands, except per share data). The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Form 10-K for the fiscal year ended September 30, 2010 filed with the SEC on November 23, 2010.

	Three Months Ended December 31,
	2010	2009
Revenues:
Subscription and maintenance	$65,858	$58,373
Services and other	24,562	16,819

Total revenues	90,420	75,192

Cost of revenues:
Subscription and maintenance	14,290	12,674
Services and other	15,307	12,448
Amortization of acquired technology and customer intangible assets	1,025	1,327

Total cost of revenues	30,622	26,449

Gross profit	59,798	48,743

Operating expenses:
Sales and marketing	35,716	26,692
Research and development	12,492	11,146
General and administrative	10,610	10,012
Amortization of other intangible assets	—	104
Restructuring benefit	(2,923)	—

Total operating expenses	55,895	47,954

Operating income	3,903	789
Interest and other income (expense), net	769	277

Income before income taxes	4,672	1,066
(Benefit) provision for income taxes	(3,812)	17

Income from continuing operations	8,484	1,049

Discontinued operations, net of tax:
(Loss) income from discontinued operations	(5,104)	1,176
Gain on sale of discontinued operations	38,719	—

Total discontinued operations	33,615	1,176

Net income	$42,099	$2,225

Comparison of the Three Months Ended December 31, 2010 and 2009

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

Subscription and maintenance

Subscription and maintenance revenues for the three months ended December 31, 2010 were $65.9 million, a 13% increase from the $58.4 million recorded in the three months ended December 31, 2009. Subscription revenues for the three months ended December 31, 2010 were $50.2 million, a 22% increase from the $41.2 million recorded in the three months ended December 31, 2009. The increase of $9.0 million in subscription revenues was primarily due to an increase in the demand for our subscription software products and the continued growth of Ariba Supplier Network revenues due to increased volume and changeable relationships as well as modification of the pricing structure. Maintenance revenues for the three months ended December 31, 2010 were $15.6 million, a slight decrease from the $17.1 million recorded in the three months ended December 31, 2009 primarily due to a decline in perpetual license revenues. We anticipate that subscription revenues will increase in fiscal year 2011 compared to fiscal year 2010, partially offset by modest declines of maintenance revenues in fiscal year 2011.

Services and other

Services and other revenues for the three months ended December 31, 2010 were $24.6 million, a 46% increase from the $16.8 million recorded in the three months ended December 31, 2009. The increase is attributed to an increase in implementation revenues in the three months ended December 31, 2010. We anticipate that services and other revenues will increase in fiscal year 2011 compared to fiscal year 2010.

Cost of Revenues

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for hosting services and technical support, including stock compensation costs and facilities and equipment costs. Cost of subscription and maintenance revenues for the three months ended December 31, 2010 was $14.3 million, a slight increase from the $12.7 million recorded in the three months ended December 31, 2009. This slight increase is primarily the result of an increase in hosted support costs associated with the overall 22% increase in subscription revenues in the three months ended December 31, 2010. We anticipate that cost of subscription and maintenance expenses will remain relatively consistent as a percentage of subscription and maintenance revenues in the year ending September 30, 2011 compared to the year ended September 30, 2010.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues for the three months ended December 31, 2010 was $15.3 million, a 23% increase from the $12.4 million recorded in the three months ended December 31, 2009. This increase is primarily the result of an increase in costs associated with the overall 46% increase in services and other revenues in the three months ended December 31, 2010. We anticipate that cost of services and other revenues will remain relatively consistent as a percentage of services and other revenues in the year ending September 30, 2011 compared to the year ended September 30, 2010.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of assets associated with our fiscal year 2008 business combination with Procuri. This expense amounted to $1.0 million and $1.3 million in the three months ended December 31, 2010 and 2009, respectively. The decrease in the three months ended December 31, 2010 is primarily attributable to assets reaching the end of their estimated useful lives. We anticipate amortization of acquired technology and customer intangible assets will increase in the year ended September 30, 2011 compared to the year ended September 30, 2010 due to the acquisition of Quadrem.

Gross profit

Our gross profit as a percentage of revenues remained relatively consistent for the three months ended December 31, 2010 and was 66% compared to 65% for the three months ended December 31, 2009.

Operating Expenses

Sales and marketing

Sales and marketing includes costs associated with our sales, marketing and product marketing personnel, and consists primarily of compensation and benefits, commissions and bonuses, stock compensation, promotional and advertising and travel and entertainment expenses related to these personnel, as well as the provision for doubtful accounts. Sales and marketing expenses for the three months ended December 31, 2010 were $35.7 million, a 34% increase from the $26.7 million recorded in the three months ended December 31, 2009. This increase of $9.0 million is primarily due to the following: (1) increased compensation and benefits costs, travel costs and recruiting costs of $5.0 million, $832,000 and $771,000, respectively, related to an increase in overall sales and marketing headcount in the three months ended December 31, 2010; (2) an increase in stock-based compensation of $904,000 related to performance-based awards based on the increase in subscription software revenues noted above; and (3) increased marketing expense of $577,000 in the three months ended December 31, 2010. We anticipate that sales and marketing expenses will slightly increase as a percentage of revenues in the year ending September 30, 2011 compared to the year ended September 30, 2010.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes employee compensation and benefits, stock compensation, consulting costs and the cost of software development tools and equipment. Research and development expenses for the three months ended December 31, 2010 were $12.5 million, a 12% increase from the $11.1 million recorded in the three months ended December 31, 2009. This increase is primarily due to an increase in stock-based compensation of $486,000 primarily related to restricted stock awards and compensation and benefit costs of $472,000 in the three months ended December 31, 2010. We anticipate that research and development expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2011 compared to the year ended September 30, 2010.

General and administrative

General and administrative includes costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the three months ended December 31, 2010 were $10.6 million, a 6% increase from the $10.0 million recorded in the three months ended December 31, 2009. This increase is primarily due to an increase in professional services costs of $1.5 million partially offset by an decrease in stock-based compensation of $1.2 million primarily related to restricted stock awards. We anticipate that general and administrative expenses will slightly increase as a percentage of revenues in the year ending September 30, 2011 compared to the year ended September 30, 2010.

Amortization of other intangible assets

Amortization of other intangible assets was $104,000 for the three months ended December 31, 2009. This amount consisted of the amortization of trade name/trademark resulting from our acquisition of Procuri. We anticipate amortization of other intangible assets will increase in the year ended September 30, 2011 compared to the year ended September 30, 2010 due to the acquisition of Quadrem.

Restructuring benefit

For the three months ended December 31, 2010, we recorded a net benefit to operating expenses of $2.9 million. In November 2010, we entered into an amendment with Juniper Networks, Inc. (“Juniper”), the successor in interest to NetScreen Technologies, Inc. (“NetScreen”) to the sublease dated as of October 18, 2002 between Ariba and NetScreen. Pursuant to the amendment, Juniper agreed to lease approximately 89,000 square feet of additional space at our Sunnyvale, California headquarters through January 2013.

Interest and other income (expense), net

Interest and other income (expense), net for the three months ended December 31, 2010 was income of $769,000, compared to income of $321,000 recorded in the three months ended December 31, 2009. The increase is primarily attributable to the realized loss of $499,000 on one auction rate security during the three months ended December 31, 2009.

(Benefit from) provision for income taxes

The (benefit from) provision for income taxes for the three months ended December 31, 2010 was a $3.8 million benefit compared with $17,000 of expense in the three months ended December 31, 2009. The decrease is primarily attributable to an increase in releases of unrecognized tax benefits due to expiring statutes of limitations in foreign jurisdictions in the three months ended December 31, 2010.

Discontinued operations

Discontinued operations include all operating activities and the gain of our Sourcing Services Business. See “Overview of Quarter Ended December 31, 2010.” During the three months ended December 31, 2010, the operations of the Sourcing Services Business resulted in a loss of $5.1 million compared to a gain of $1.2 million for the three months ended December 31, 2009. The decrease is primarily attributable to transaction related costs to dispose of the business including severance and professional services costs. See Note 2, “Discontinued Operations” in the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

As of December 31, 2010, we had $261.7 million in cash, cash equivalents and investments and $29.2 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $290.9 million. Our working capital on December 31, 2010 was $100.6 million. All significant cash, cash equivalents and investments are held in accounts in the United States. As of September 30, 2010, we had $223.1 million in cash, cash equivalents and investments and $29.2 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $252.4 million. Our working capital on September 30, 2010 was $54.8 million.

We hold a variety of interest-bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loans and credit derivative products. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The continuing uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

Contractual maturity dates for these ARS investments range from 2016 to 2047. The ARS backed by student loans are guaranteed by the U.S. government and have credit ratings of AAA to A. All of the ARS investments were in compliance with our investment policy at the time of acquisition and are investment grade quality, except for one credit derivative product.

Currently, we have no intent to sell these ARS investments prior to recovery nor are aware of any factors that would make such a sale of the ARS investments more likely than not. As of December 31, 2010 and September 30, 2010, we classified the entire ARS investment balance as long-term investments on our consolidated balance sheet because of our inability to determine when our investments in ARS would settle.

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

We have used a discounted cash flow model (“DCF”) to determine the estimated fair value of our investment in ARS as of December 31, 2010. Significant estimates used in the DCF models include the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $17.8 million of student loan securities and $3.4 million of a credit derivative product was adjusted by 150 basis points (“bps”) for the student loan securities and 1,100 bps for the credit derivative product, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on the assessment of fair value through December 31, 2010, we determined there was a decline in the fair value of its ARS investments of $4.2 million, of which $2.6 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of our ARS, we recorded other-than-temporary impairments of $1.9 million, partially offset by $305,000 of accretion recorded through December 31, 2010. Based upon the analysis completed, we determined that the other-than-temporary loss of $1.6 million was principally related to the credit loss on the investment. Additionally, we evaluated the factors related to other than credit loss, which were determined to be immaterial to the consolidated financial statements.

We review our impairments in accordance with the changes issued by the Financial Accounting Standards Board (“FASB”) to fair value accounting and the recognition and presentation of other-than-temporary impairments, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for the recovery in market value. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, we may, in the future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $2.6 million currently accounted for as a temporary decline or may be greater than the $1.6 million other-than-temporary impairment recorded in the three months ended December 31, 2010.

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

Our largest source of operating cash flows is cash collections from our customers related to our hosted on-demand software solutions and fees for product updates and support, as well as fees paid by suppliers for the Ariba Supplier Network. We also generate cash inflows from services for implementation services, consulting services and license fees charged for the use of our software products under perpetual agreements. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to leased facilities. Net cash provided by operating activities was $14.5 million for the three months ended December 31, 2010, compared to net cash provided by operating activities of $10.5 million for the three months ended December 31, 2009. Cash flows from operating activities increased primarily due to changes in working capital including an increase in cash provided by cash collections in the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.

The changes in cash flows from investing activities primarily relates to acquisitions, dispositions and the timing of purchases, maturities and sales of our investments. Net cash provided by investing activities was $37.3 million for the three months ended December 31, 2010, compared to net cash used in investing activities of $9.0 million for the three months ended December 31, 2009. The increase of $46.4 million is primarily attributable the sale of our Sourcing Services Business to Accenture and an increase in maturities of investments, net of purchases of $8.1 million.

The changes in cash flows from financing activities primarily relate to the repurchase of common stock shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees and the proceeds from the issuance of common stock is attributed to stock option exercises. Net cash used in financing activities was $12.4 million for the three months ended December 31, 2010, compared to net cash used in financing activities of $5.0 million for the three months ended December 31, 2009. The decrease in the three months ended December 31, 2010 is related to an increase in the repurchase of common stock forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 4 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 4 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancelable purchase commitments as of December 31, 2010. There has been no material change in our contractual obligations and commercial commitments during the three months ended December 31, 2010 from those presented in our Annual Report on Form 10-K filed with the SEC on November 23, 2010.

Off-balance sheet arrangements

We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

Anticipated cash flows

We expect to incur significant operating costs, particularly related to services delivery costs, sales and marketing, research and development and restructuring costs, for the foreseeable future in order to execute our business plan. We anticipate that such operating costs, as well as planned capital expenditures, including those related to the Quadrem acquisition, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenues and our ability to manage infrastructure costs.

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

These critical accounting policies and estimates, their related disclosures and other accounting policies, methods and estimates have been reviewed by our senior management and audit committee. There were no significant changes in our critical accounting policies and estimates during the three months ended December 31, 2010. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2010 for a more complete discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products in the United States of America, Latin America, Europe, Canada, Australia, Middle East and Asia. As a result, our financial results have been and could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. For each of the three months ended December 31, 2010 and 2009, 29% and 28%, respectively, of our total net revenues were derived from customers outside of the United States. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of December 31, 2010 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain (Loss) in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	4,500	$6,085	$93
Singapore Dollar	Sell	7,500	5,720	(122)
Chinese Renminbi	Sell	35,000	5,287	(13)
Indian Rupee	Buy	75,000	1,690	(12)
Czech Koruna	Buy	22,000	1,264	(52)
Swiss Franc	Buy	1,200	1,244	40
Brazilian Real	Sell	1,000	586	(16)
Australian Dollar	Sell	500	500	(11)
Japanese Yen	Buy	—	28	(14)

Total			$22,404	$(107)

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of December 31, 2010.

Given our foreign exchange position, a ten percent change in foreign exchange rates upon which these forward exchange contracts are based would result in unrealized exchange gains or losses of approximately $2.2 million. In all material aspects, these exchange gains and losses would be fully offset by exchange losses or gains on the underlying net monetary exposures. We do not expect material exchange rate gains and losses from other foreign currency exposures.

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

	Period Ending December 31, 2011	Period Ending December 31, 2012	Period Ending December 31, 2013	Period Ending December 31, 2014	Period Ending December 31, 2015	Thereafter	Total
Cash equivalents	$178,711	$—	$—	$—	$—	$—	$178,711
Average interest rate	0.38%	—	—	—	—	—	0.38%
Investments	$15,706	$7,192	$—	$—	$—	$17,027	$39,925
Average interest rate	1.08%	1.06%	—	—	—	1.92%	1.44%
Restricted cash	$104	$—	$29,137	$—	$—	$—	$29,241
Average interest rate	0.50%	—	0.50%	—	—	—	0.50%

Total investment securities	$194,521	$7,192	$29,137	$—	$—	$17,027	$247,877

The table above does not include uninvested cash of $43.0 million held as of December 31, 2010. Total cash, cash equivalents, marketable securities, investments and restricted cash as of December 31, 2010 was $290.9 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

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

As of December 31, 2010, management evaluated the effectiveness of our disclosure controls and procedures and concluded those disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The litigation discussion set forth in Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

The Economic Downturn Adversely Impacted Our Business and May Continue to Adversely Impact Our Business Beyond Our Expectations.

Our business has been adversely affected by the credit crises and uncertain worldwide economic conditions. Although our business commerce solutions help companies reduce the cost of their goods and services and may therefore be perceived as even more strategic during adverse economic conditions, we experienced a challenging selling environment during the current economic downturn. Adverse economic conditions could, among other things, result in reduced revenues, increased operating losses and reduced cash flows from operations, greater than anticipated uncollectible accounts receivables and increased allowances for doubtful accounts receivable, impairment of financial and non-financial assets and increased restructuring charges.

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

The risks will be enhanced with our recently completed acquisition of Quadrem’s business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” A substantial majority of Quadrem’s revenues are generated outside the United States and conducts business in Africa, Asia, Australia, Europe, the Middle East, North America and South America.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of December 31, 2010, resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

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

Our Business Could Be Seriously Harmed If We Fail to Retain and Expand Our Key Personnel.

Our future performance depends on the continued service of our senior management, product development and sales personnel. The loss of the services of one or more of these personnel could seriously harm our business. Our ability to retain and attract key employees may be harder given competitive hiring conditions in the technology sector and given that we have substantial operations in several geographic regions, including Sunnyvale, California, Pittsburgh, Pennsylvania, Atlanta, Georgia and Bangalore, India. In addition, uncertainty created by turnover of key employees could result in reduced confidence in our financial performance which could cause fluctuations in our stock price and result in further turnover of our employees.

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

Our sale of certain of our sourcing services to Accenture on November 15, 2010 could adversely impact our business because, among other reasons, many of our existing customers will continue to require these services and our solution offering may be less attractive to potential customers without our ability to provide these services. See “Management’s Discussion of Analysis and Financial Condition”

The Benefits We Anticipate From Acquiring Quadrem May Not Be Realized.

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

Litigation Could Seriously Harm Our Business.

There can be no assurance that future litigation will not have a material adverse effect on our business, financial position, results of operations or cash flows, or that the amount of any accrued losses is sufficient for any actual losses that may be incurred. See “Litigation” in Note 4 of Notes to the Condensed Consolidated Financial Statements.

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

Although we currently are not soliciting offers to sell these ARS investments prior to recovery nor are aware of any factors that would make such a sale of the ARS investments more likely than not, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or to record all current and any future unrealized losses as a charge in our statement of operations in future quarters. See Note 9—Fair Value of Our Notes to Consolidated Financial Statements for additional information about the potential adverse impact of our investments in ARS.

We May Incur Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile. The balance of goodwill is $394.7 million as of December 31, 2010 and, there can be no assurance that future goodwill impairments will not occur.

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

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. We have 53 patents issued in the United States of America, but may not develop other proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States of America and, in the case of our solutions, because the validity, enforceability and type of protection of proprietary rights in these technologies are uncertain and evolving. If we fail to adequately protect our proprietary rights, we may lose customers.

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

We May be Sued by Third Parties for Alleged Infringement of Their Proprietary Rights.

There is considerable patent and other intellectual property development activity in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. Even though we have policies against our unauthorized use of third party intellectual property rights and we take precautions not to use such intellectual property without the proper licenses, from time to time, third parties have claimed and may in the future claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. In the future, we may receive claims that our application suite and underlying technology infringe or violate the claimant’s intellectual property rights. However, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or application suite. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our technology or services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify products, pay royalties, or refund fees, which could further exhaust our resources. In addition, we may pay substantial settlement costs to resolve claims or litigation. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended December 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
October 1, 2010—October 31, 2010	—	$—	—	—
November 1, 2010—November 30, 2010	614,814	20.67	—	—
December 1, 2010—December 31, 2010	4,314	21.61	—	—

Total	619,128	$20.68	—	—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Title

2.5	Stock Purchase Agreement, dated November 18, 2010, among the Registrant, Quadrem International Holdings, Ltd. and Charlotte, Ltd., as stockholders’ representative.

10.45	Second Amendment to Sublease, dated as of December 8, 2010, by and between Juniper Networks, Inc. and the Registrant.

10.46‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2011 Performance Stock Units), by and between Ariba, Inc. and Ahmed Rubaie.

10.47‡†	Ariba, Inc.: 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2011 Performance Stock Units), by and between Ariba, Inc. and Kent Parker.

10.48‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2011 Performance Stock Units), by and between Ariba, Inc. and Kevin Costello.

10.49‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2011 Performance Stock Units), by and between Ariba, Inc. and Robert Calderoni.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

‡	Management contract or compensatory plan or arrangement.
†	A request for confidential treatment has been filed with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ AHMED RUBAIE
Ahmed Rubaie
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 3, 2011