Form 10-Q
period 2011-03-31
ARIBA INC
filed 2011-05-06
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of March 31, 2011 was 96,563,000.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2011	September 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$182,837	$182,393
Short-term investments	14,784	18,449
Restricted cash	104	104
Accounts receivable, less allowances of $2,673 and $2,537, respectively	36,367	21,781
Prepaid expenses and other current assets	22,403	7,942

Total current assets	256,495	230,669
Property and equipment, net	22,750	15,958
Long-term investments	25,306	22,283
Restricted cash, less current portion	29,260	29,137
Goodwill	482,625	406,507
Other intangible assets, net	70,222	13,154
Other assets	5,069	4,001

Total assets	$891,727	$721,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,816	$11,190
Accrued compensation and related liabilities	26,538	32,079
Accrued liabilities	24,406	18,398
Restructuring obligations	14,899	17,188
Deferred revenue	129,816	97,005

Total current liabilities	209,475	175,860
Deferred rent obligations	6,740	9,880
Restructuring obligations, less current portion	13,377	23,339
Deferred revenue, less current portion	12,438	7,285
Other long-term liabilities	25,783	6,391

Total liabilities	267,813	222,755

Stockholders’ equity:
Common stock	194	188
Additional paid-in capital	5,319,414	5,236,265
Accumulated other comprehensive loss	(2,174)	(1,879)
Accumulated deficit	(4,693,520)	(4,735,620)

Total stockholders’ equity	623,914	498,954

Total liabilities and stockholders’ equity	$891,727	$721,709

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Revenues:
Subscription and maintenance	$82,849	$58,756	$148,707	$117,129
Services and other	25,916	18,552	50,478	35,371

Total revenues	108,765	77,308	199,185	152,500

Cost of revenues:
Subscription and maintenance	17,680	12,639	31,970	25,313
Services and other	19,217	13,211	34,524	25,659
Amortization of acquired technology and customer intangible assets	3,075	1,025	4,100	2,352

Total cost of revenues	39,972	26,875	70,594	53,324

Gross profit	68,793	50,433	128,591	99,176

Operating expenses:
Sales and marketing	39,831	27,069	75,547	53,761
Research and development	15,004	11,344	27,496	22,490
General and administrative	14,541	5,071	25,151	15,083
Litigation benefit	—	(7,000)	—	(7,000)
Amortization of other intangible assets	242	—	242	104
Restructuring costs (benefit)	231	8,579	(2,692)	8,579

Total operating expenses	69,849	45,063	125,744	93,017

Operating (loss) income	(1,056)	5,370	2,847	6,159
Interest and other income, net	326	143	1,095	420

(Loss) income from continuing operations before income taxes	(730)	5,513	3,942	6,579
Provision for (benefit from) income taxes	861	478	(2,951)	495

(Loss) income from continuing operations	(1,591)	5,035	6,893	6,084

Discontinued operations, net of tax:
Income (loss) from discontinued operations	1,147	716	(3,957)	1,892
Gain on sale of discontinued operations	445	—	39,164	—

Total discontinued operations	1,592	716	35,207	1,892

Net income	$1	$5,751	$42,100	$7,976

Basic earnings per share:
(Loss) income from continuing operations	$(0.02)	$0.06	$0.08	$0.07
Discontinued operations, net of tax	0.02	0.01	0.39	0.02

Net income per basic common share	$—	$0.07	$0.47	$0.09

Diluted earnings per share:
Income from continuing operations	$(0.02)	$0.06	$0.07	$0.07
Discontinued operations, net of tax	0.02	0.01	0.38	0.02

Net income per diluted common share	$—	$0.07	$0.45	$0.09

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended March 31,
	2011	2010
Operating activities:
Net income	$42,100	$7,976
Less income from discontinued operations, net of tax	(35,207)	(1,892)

Income from continuing operations	6,893	6,084
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for doubtful accounts	272	313
Depreciation	4,628	3,850
Amortization of intangible assets	4,342	2,456
Stock-based compensation	27,045	23,926
Restructuring (benefit) costs	(2,692)	8,579
Other-than-temporary impairment of long-term investments	—	499
Changes in operating assets and liabilities:
Accounts receivable	(1,296)	(580)
Prepaid expenses and other assets	(4,662)	(2,009)
Accounts payable	(1,421)	348
Accrued compensation and related liabilities	(7,567)	(8,644)
Accrued liabilities	(8,656)	(6,034)
Deferred revenue	32,842	14,967
Restructuring obligations	(8,275)	(8,536)

Net cash provided by continuing operations	41,453	35,219
Net cash (used in) provided by discontinued operations	(1,710)	1,691

Net cash provided by operating activities	39,743	36,910

Investing activities:
Cash paid for acquisition, net of cash acquired	(62,662)	—
Proceeds from sale of discontinued operations	43,149	—
Purchases of property and equipment	(10,394)	(5,822)
Maturities of long-term investments, net of purchases	227	(7,136)

Net cash used in investing activities	(29,680)	(12,958)

Financing activities:
Proceeds from issuance of common stock	3,408	2,084
Repurchase of common stock	(12,802)	(5,864)

Net cash used in financing activities	(9,394)	(3,780)

Effect of foreign exchange rate changes on cash and cash equivalents	(225)	25
Net change in cash and cash equivalents	444	20,197
Cash and cash equivalents at beginning of period	182,393	130,881

Cash and cash equivalents at end of period	$182,837	$151,078

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company” or “Ariba”), is the leading provider of collaborative business commerce solutions for buying and selling goods and services. Ariba combines industry-leading software as a service (“SaaS”) technology to optimize the complete commerce lifecycle and enables companies to discover, connect and collaborate with a global network of trading partners and expert capabilities to augment internal resources and skills, delivering everything needed to control costs, minimize risk, improve profits and enhance cash flow and operations, all in the Ariba® Commerce Cloud. Over 400,000 companies, including more than 80 percent of the Fortune 500, use Ariba’s solutions to drive more efficient inter-enterprise commerce. The Company was incorporated in Delaware in September 1996.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2011. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 filed on November 23, 2010 with the SEC. There have been no significant changes in new accounting pronouncements or in the Company’s critical accounting policies that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. As discussed in Note 2 below, in November 2010 the Company sold its sourcing services and business process outsourcing (“BPO”) business. Accordingly, the sourcing services and BPO business has been reported as discontinued operations for all periods presented. The notes to condensed consolidated financial statements reflect historical amounts exclusive of discontinued operations, unless otherwise noted.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates. The items that are significantly impacted by estimates include revenue recognition, the assessment of recoverability of goodwill and other intangible assets, the fair value of assets acquired and liabilities assumed, restructuring obligations related to abandoned operating leases, the fair value of investments and collectability of accounts receivable.

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

No customer accounted for more than 10% of total revenues for the three and six months ended March 31, 2011 and 2010. No customer accounted for more than 10% of net accounts receivable as of March 31, 2011 and September 30, 2010.

Recent Accounting Pronouncements

During the three and six months ended March 31, 2011, there were no new accounting pronouncements adopted by the Company or issued by the Financial Accounting Standards Board (“FASB”) that would have a significant impact on continuing operations.

Revenue Recognition

Substantially all of the Company’s revenues are derived from the following sources: (i) access fees related to subscription software solutions on a multi-tenant basis and single-tenant basis either hosted or behind the firewall; (ii) maintenance and support related to existing single-tenant perpetual licenses; and (iii) services, including implementation services, strategic consulting services, training, education, premium support and other miscellaneous services. The subscription software solutions include technical support and product updates. The significant majority of the Company’s subscription software solutions are hosted time-based licenses and are based on the number of users, spend or other usage criteria. The Company’s multiple element arrangements typically include a combination of: (i) subscription software solutions; and (ii) a services arrangement, on either a fixed fee for access to specific services over time or a time and materials basis.

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

For transactions entered into prior to the first quarter of fiscal year 2010, the Company allocated revenue to each element in a multiple element arrangement based on its respective fair value. The Company’s determination of the fair value of each element in a multiple element arrangement was based on VSOE of selling price, which is limited to the price when sold separately. Revenue from subscription software and hosting services was primarily recognized ratably over the term of the arrangement, commencing with the initial customer access date. Set up fees paid by customers in connection with multi-tenant subscription software solutions are recognized ratably over the longer of the life of the agreement or the expected lives of customer relationships, which generally range from three to five years. Revenue allocated to maintenance and support was recognized ratably over the maintenance term (typically one year). Revenue allocated to software implementation, process improvement, training and other services was recognized as the services are performed or as milestones are achieved or if bundled with a subscription or time-based arrangement or in circumstances where VSOE of selling price could not be established for undelivered service elements, was recognized ratably over the term of the access agreement. In circumstances where the Company provided services as part of a multi-element arrangement with subscription software, both the subscription software revenue and service revenue were recognized under the lesser of proportional performance method based on hours or ratable over the subscription term. When revenue associated with multiple element arrangements was recognized and more than one element in that arrangement did not have VSOE of selling price, the Company first allocated revenue to those elements for which VSOE of selling price was available and the residual was allocated to those elements that did not have VSOE of selling price.

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

The Company determines ESP for all deliverables that do not have VSOE or TPE of selling price by considering multiple factors which include, but are not limited to the following: (i) substantive renewal rates contained within an arrangement for subscription software solutions; (ii) gross margin objectives and internal costs for services; and (iii) pricing practices, market conditions and competitive landscape. The determination of ESP is made through consultation with and approval by the Company’s management, taking into consideration the go-to-market strategy.

The Company regularly reviews VSOE, TPE and ESP and maintains internal controls over the establishment and updates of these estimates. There were no material changes to VSOE, TPE or ESP during the quarter ended March 31, 2011.

Deferred revenue includes amounts received from customers for which revenue has not been recognized, and generally results from deferred subscription, maintenance and support, hosting and consulting or training services not yet rendered and recognizable. Deferred revenue is recognized as revenue upon delivery of the Company’s product, as services are rendered, or as other requirements are satisfied. Deferred revenue excludes contract amounts for which payment has yet to be collected. Likewise, accounts receivable excludes amounts due from customers for which revenue has been deferred.

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

The Company follows the guidance set forth by the FASB to account for the development of its on-demand application service. This guidance requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and to amortize such costs over the software’s estimated useful life.

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

During the three and six months ended March 31, 2011, the Company recorded $252,000 and $447,000, respectively, of stock-based compensation expense associated with employee stock purchase plan programs. During the three and six months ended March 31, 2010, the Company recorded $206,000 and $364,000, respectively, of stock-based compensation expense associated with employee stock purchase plan programs.

During the three and six months ended March 31, 2011, the Company granted 463,000 shares and 650,000 shares, respectively, of restricted common stock time-based awards to non-employee directors and certain employees with a fair value of $13.8 million and $17.6 million, respectively. During the three and six months ended March 31, 2010, the Company granted 403,000 shares and 508,000 shares, respectively, of restricted common stock time-based awards to non-employee directors and certain employees with a fair value of $4.9 million and $6.1 million, respectively. This amount is being amortized over the vesting period of the individual restricted common stock grants, which is one to three years.

In October 2010, the Company granted 990,000 performance-based restricted stock units to executive officers and certain key employees with a fair value of $19.5 million, based on the then current fair value of the Company’s shares at the grant date. The number of units that could vest under this grant is contingent upon meeting three criteria: (1) 2011 performance milestones related to subscription software revenues and network revenues for the fiscal year ended September 30, 2011; (2) 2012 performance milestones based upon sustained performance related to subscription software revenues and network revenues for the fiscal year ended September 30, 2012; and (3) a time-based service requirement. The restricted stock units will not vest if the performance milestones are not achieved.

In November 2009, the Company granted 1.3 million performance-based restricted stock units to executive officers and certain key employees with a fair value of $14.3 million, based on the then current fair value of the Company’s shares at the grant date. The number of units that could vest under this grant is contingent upon meeting three criteria: (1) a 2010 performance milestone related to subscription software revenues for the fiscal year ended September 30, 2010; (2) a 2011 performance milestone based upon sustained performance related to subscription software revenue for the fiscal year ended September 30, 2011; and (3) a time-based service requirement. Based upon subscription software revenues for the year ended September 30, 2010, the granted restricted stock units that can vest are up to 1.9 million with a fair value of $21.8 million.

During the three months ended March 31, 2011 and 2010, the Company recorded $13.0 million and $10.0 million, respectively, of stock-based compensation expense associated with time-based restricted stock grants and performance-based restricted stock units. During the six months ended March 31, 2011 and 2010, the Company recorded $25.0 million and $22.2 million, respectively, of stock-based compensation expense associated with time-based restricted stock grants and performance-based restricted stock units. As of March 31, 2011, there was $60.2 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan in the form of common stock with a value of $975,000 and $984,000 in the three months ended March 31, 2011 and 2010, respectively, and $2.4 million and $2.2 million in the six months ended March 31, 2011 and 2010, respectively.

Total stock-based compensation resulting from the ESPP, time-based awards, performance based units and the 401(k) Plan of $14.2 million and $11.2 million was recorded in the three months ended March 31, 2011 and 2010, respectively, and $27.8 million and $24.8 million in the six months ended March 31, 2011 and 2010, respectively, to various operating expense categories as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Cost of revenues—subscription and maintenance	$897	$836	$1,685	$1,770
Cost of revenues—services and other	1,104	1,083	1,993	2,269
Sales and marketing	7,011	5,265	13,461	10,811
Research and development	2,218	1,211	4,081	2,588
General and administrative	2,981	2,425	5,825	6,488
Discontinued operations	—	409	802	826

Total	$14,211	$11,229	$27,847	$24,752

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

As of March 31, 2011, the notional amounts of the forward contracts held to sell and purchase U.S. dollars in exchange for other major international currencies were $4.2 million and $20.6 million, respectively, and the unrealized loss on these contracts was $392,000. As of September 30, 2010, the notional amounts of the forward contracts held to sell and purchase U.S. dollars in exchange for other major international currencies were $6.7 million and $18.7 million, respectively, and the unrealized loss on these contracts was $553,000. The notional principal amounts for derivative instruments provided one measure of the transaction volume outstanding as of March 31, 2011, and do not represent the amount of the Company’s exposure to credit or market loss. The Company has determined that the gross exposure for both market and credit risk is immaterial.

The fair value of the foreign currency forward contracts not designated as hedges in the condensed consolidated balance sheet were $146,000 included in prepaid expense and other current assets and $539,000 included in other current liabilities as of March 31, 2011. The fair value of the foreign currency forward contracts not designated as hedges in the condensed consolidated balance sheet were $322,000 included in prepaid expense and other current assets and $875,000 included in other current liabilities as of September 30, 2010. The effects of the foreign currency forward contracts not designated as hedges on net income was a loss of $395,000 and a gain of $421,000 for the three months ended March 31, 2011 and 2010, respectively, and a loss of $509,000 and a gain of $137,000 for the six months ended March 31, 2011 and 2010, respectively, and was included in interest and other income, net on the condensed consolidated statement of operations.

Note 2—Discontinued Operations

On November 15, 2010, the Company sold its sourcing services and BPO services assets (collectively, the “Sourcing Services Business”) to Accenture for approximately $51.0 million in cash, of which $12.0 million is subject to escrow, resulting in a gain of approximately $39.5 million, less estimated income taxes of $289,000. The release of funds from the escrow is primarily based on the assignment of contracts to Accenture over the two-year period from the closing of the transaction (“contingent consideration”). At March 31, 2011, the estimated fair value of the contingent consideration included in the total sales price, was $12.0 million compared to $11.6 million at December 31, 2001, resulting in a gain of approximately $445,000 in the three months ended March 31, 2011. The Company has recorded and will record the fair value of the contingent consideration each reporting period based on expected achievement related to the escrow. The assets of the Sourcing Services Business include the Company’s category expertise, sourcing process expertise and strategic sourcing execution resources. As of September 30, 2010, the assets of the Sourcing Services Business were comprised of goodwill of $11.8 million. The following table summarizes the financial information for the Sourcing Services Business operations for the three and six months ended March 31, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Revenues from discontinued operations	$4,067	$9,822	$10,569	$20,301
Income (loss) from discontinued operations before income taxes	1,147	753	(3,957)	1,967
Provision for income taxes	—	37	—	75

Net income (loss) from discontinued operations	$1,147	$716	$(3,957)	$1,892

Gain on sale of discontinued operations, net of tax	$445	$—	$39,164	$—

Note 3—Acquisition

On January 27, 2011, the Company acquired 100% of the business of Quadrem International Holdings, Ltd. (“QIHL”). This business (“Quadrem”) consists of a global electronic marketplace to facilitate the procurement of goods and services by companies from their supplier communities. The Company believes the acquisition of Quadrem will enable us to further expand our network volume and reach, accelerate growth, and extend better commerce to more companies in more regions of the globe.

The fair value of consideration was $171.6 million, consisting of (i) $82.2 million in cash; (ii) $64.7 million in Ariba common stock (2.6 million shares valued at the closing price of Ariba common stock on the acquisition date); (iii) a contingent payment valued at $23.1 million; and (iv) a $1.6 million accrued liability for an estimated working capital adjustment to be paid in cash.

The cash includes $40.0 million which has been deposited in escrow to satisfy potential indemnification claims. Of this amount, $25.0 million will be released upon the achievement of certain performance conditions (“Performance Conditions”) to the extent it is not used to satisfy indemnification claims. The Performance Conditions include, subject to certain terms and conditions, certain customers (i) making specified cash payments to Ariba; and (ii) using the Quadrem network to facilitate purchasing and invoicing activities with respect to specified customers or business and/or operating units. The remaining $15.0 million is expected to be released over approximately a three-year time period to the extent it is not used to satisfy indemnification claims.

The contingent payment ranges from zero to $25.0 million and is subject to the achievement of the Performance Conditions. If the Performance Conditions are met in full, after the third anniversary of the acquisition date, Ariba will pay the $25.0 million contingent payment in cash, or at its election, Ariba stock. The fair value of the contingent payment was estimated by applying the income approach and is based on significant unobservable inputs (Level 3 inputs) that include the probability of the performance conditions being achieved and a discount rate. As of March 31, 2011, the assumptions used to develop the inputs did not change from the acquisition date. The liability of $23.1 million as of the acquisition date, classified in other-long term liabilities on the condensed consolidated balance sheet, was increased by $114,000 during the three months ended March 31, 2011 as a result of accretion, which was recorded in interest and other income, net on the condensed consolidated statement of operations.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash and cash equivalents	$19,582
Accounts receivable	13,607
Prepaid expenses and other assets	2,062
Property and equipment	2,319
Restricted cash, non-current	127
Goodwill	87,908
Other intangible assets	61,400

Total assets acquired	$187,005
Accounts payable	$1,326
Accrued liabilities	4,771
Accrued compensation and related liabilities	3,727
Deferred revenue	5,192
Other liabilities	371

Total liabilities assumed	$15,387
Net assets acquired	$171,618

Goodwill related to the Quadrem acquisition consists largely of the further expansion and growth expected from combining the operations of Ariba and Quadrem. The Company expects that a majority of goodwill will be deductible for U.S. income tax purposes.

Identified intangible assets will be amortized to cost of revenues and operating expense based upon the nature of the asset ratably over the estimated useful life, as detailed in the table below (in thousands, except year amounts).

	Estimated useful life (years)	Fair value	Estimated annual amortization	Statement of operations classification
Other intangible assets
Existing software technology	4	$9,900	$2,475	Cost of revenues
Contracts and related customer relationships	5	46,200	9,240	Cost of revenues
Trade names/trademarks	4	5,300	1,325	Operating expense

		$61,400

We have evaluated and continue to evaluate pre-acquisition contingencies relating to Quadrem that existed as of the acquisition date. We have preliminarily determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, have recorded our best estimates for these contingencies as a part of the purchase price allocation. We continue to gather information and evaluate pre-acquisition contingencies that we have assumed. If we make changes to the amounts recorded or identify additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation.

Acquisition-related costs of $1.5 million and $2.5 million were included in general and administrative expense in Ariba’s condensed consolidated statement of operations for the three and six months ended March 31, 2011, respectively. Quadrem’s results of operations have been included in our condensed consolidated financial statements from the acquisition date.

Revenues, net income and earnings per share for the combined entity had the acquisition date been January 1, 2011 and 2010 and October 1, 2011 and 2010, respectively, are as follows (in thousands, except per share amounts). This pro forma information is not intended to represent or be indicative of the combined results of operations or financial position that we would have reported had the acquisition been completed as of these dates and for the periods presented, and should not be taken as representative of our consolidated results of operations or financial condition following the acquisition.

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Total revenues	$114,327	$91,472	$229,114	$185,580
Net (loss) income	$(913)	$3,494	$44,227	$6,560
Net (loss) income per share—basic	$(0.01)	$0.04	$0.48	$0.07
Net (loss) income per share—diluted	$(0.01)	$0.04	$0.47	$0.07
Weighted average shares—basic	91,846	89,161	91,531	88,452
Weighted average shares—diluted	94,798	91,336	94,978	91,090

Note 4—Other Intangible Assets

The table below reflects changes or activity in the balances related to other intangible assets for the six months ended March 31, 2011 (in thousands):

	Useful Life	March 31, 2011			September 30, 2010
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	48 months	$23,200	$(13,733)	$9,467	$13,300	$(13,300)	$—
Contracts and related customer relationships	60 to 72 months	127,081	(71,394)	55,687	80,881	(67,727)	13,154
Trade names/trademarks	48 months	7,500	(2,432)	5,068	2,200	(2,200)	—
Non-competition agreements	24 months	600	(600)	—	600	(600)	—

Total		$158,381	$(88,159)	$70,222	$96,981	$(83,827)	$13,154

The increase in other intangible assets during the six months ended March 31, 2011 was due to the acquisition of Quadrem (see Note 3).

Amortization of other intangible assets for the three and six months ended March 31, 2011 totaled $3.3 million and $4.3 million, respectively. Of the total, amortization of $3.1 million and $4.1 million related to contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three and six months ended March 31, 2011, respectively. Amortization of $232,000 related to trade names/trademarks and was recorded as operating expense in the three and six months ended March 31, 2011.

Amortization of other intangible assets for the three and six months ended March 31, 2010 totaled $1.0 million and $2.5 million, respectively. Of the total, amortization of $1.0 million and $2.4 million related to contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three and six months ended March 31, 2010, respectively. Amortization of $104,000, related to trade names/trademarks and non-competition agreements, was recorded as operating expense in the six months ended March 31, 2010.

As of March 31, 2011, estimated future amortization expense related to intangible assets is $8.5 million for the remainder of fiscal year 2011, $17.1 million in fiscal year 2012, $17.1 million in fiscal year 2013, $13.9 million in fiscal year 2014, and $10.5 million in fiscal year 2015.

Note 5—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building in Sunnyvale, California for its headquarters. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company occupies approximately 147,000 square feet in this facility. The Company currently subleases over two buildings, totaling 526,000 square feet, to third parties. These subleases expire in January 2013. The remaining 43,000 square feet is available for sublease. Minimum monthly lease payments are approximately $3.6 million and escalate annually, with the total future minimum lease payments amounting to $82.8 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit backed by cash equivalents, totaling $28.8 million as of March 31, 2011, as a form of security through January 2013. Also, the Company is required by other agreements to hold an additional $525,000 in standby letters of credit and other guarantees, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $29.4 million is classified as restricted cash on the Company’s condensed consolidated balance sheet as of March 31, 2011.

In February 2011, the Company entered into a facility lease agreement for approximately 86,000 square feet in Sunnyvale, California for its headquarters. The operating lease term commences in May 2011 and ends in November 2021. The Company plans to move its headquarters into this facility in June 2011.

The Company occupies 73,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. The Company currently subleases approximately 18,000 square feet to a third party. This location consists principally of the Company’s customer support organization and administrative activities.

The Company occupies approximately 42,000 square feet of office space in Atlanta, Georgia under a lease that expires in June 2013. Operations at this location consist principally of our sales, certain executive management and support activities.

The Company leases certain equipment, software and its facilities under various non-cancelable operating with various expiration dates through 2017. Rental expense was $6.5 million and $6.1 million for the three months ended March 31, 2011 and 2010, respectively, and $12.8 million and $12.3 million for the six months ended March 31, 2011 and 2010, respectively. This expense was reduced by sublease income of $3.3 million and $2.9 million for the three months ended March 31, 2011 and 2010, respectively, and $6.3 million and $5.7 million for the six months ended March 31, 2011 and 2010, respectively.

The following table summarizes future minimum lease payments and sublease income under noncancelable operating leases as of March 31, 2011 (in thousands):

Period Ending September 30,	Lease Payments	Contractual Sublease Income
2011	$26,237	$7,581
2012	55,018	15,403
2013	24,198	5,185
2014	7,333	440
2015	6,390	440
Thereafter	22,849	990

Total	$142,025	$30,039

Of the total operating lease commitments noted above, $72.0 million is for occupied properties and $70.0 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring costs

The following table details accrued restructuring obligations and related activity through March 31, 2011 (in thousands):

	Severance and benefits	Lease abandonment costs	Asset impairment	Total restructuring costs
Accrued restructuring obligations as of October 1, 2009	$42	$49,020	$—	$49,062
Cash paid	(42)	(17,072)	—	(17,114)
Total charge to operating expense	—	8,579	—	8,579

Accrued restructuring obligations as of September 30, 2010	$—	$40,527	$—	$40,527
Cash paid	—	(8,275)	—	(8,275)
Total charge to operating expense	—	(3,976)	1,284	(2,692)
Asset impairment applied to asset balances	—	—	(1,284)	(1,284)

Accrued restructuring obligations as of March 31, 2011	$—	$28,276	$—	$28,276

Less: current portion				14,899

Accrued restructuring obligations, less current portion				$13,377

Lease abandonment and asset impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Sunnyvale, California and Pittsburgh, Pennsylvania. During the three months ended March 31, 2011, the Company entered into an agreement to sublease approximately 44,000 square feet of space at the Company’s Sunnyvale, California headquarters through April 2012. The impact of the execution of this sublease agreement was a benefit to operating expenses of $1.1 million in the three months ended March 31, 2011. As a result of the Company’s plans to move its headquarters to a new facility in Sunnyvale, California in June 2011, the Company recorded $1.3 million of accelerated depreciation expense at the current headquarters facility during the three months ended March 31, 2011. During the six months ended March 31, 2011, the Company entered into an amendment with Juniper Networks, Inc. (“Juniper”), the successor in interest to NetScreen Technologies, Inc. (“NetScreen”), to the sublease dated as of October 18, 2002 between the Company and NetScreen. Pursuant to the amendment, Juniper agreed to lease approximately 86,000 square feet of additional space at the Company’s Sunnyvale, California headquarters through January 2013. The impact of the execution of the amendment to the sublease agreement with Juniper was a benefit to operating expenses of $2.9 million in the six months ended March 31, 2011.

Total lease abandonment costs include lease liabilities offset by sublease income. As of March 31, 2011, $28.3 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013. The Company’s lease abandonment accrual is net of $30.1 million of sublease income.

During the three months ended June 30, 2011, the Company expects to record lease abandonment costs of approximately $12.0 million and depreciate the remaining book value of leasehold improvements of approximately $2.0 million at the current headquarters facility.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material non-cancelable purchase commitments as of March 31, 2011.

Litigation and other proceedings

Patent litigation

In December 2010, the Company’s subsidiary, Quadrem U.S., Inc. (“Quadrem U.S.”), was sued for patent infringement in the United States District Court for the Middle District of Pennsylvania. The complaint alleges that Quadrem U.S.’s use of another defendant’s software suite infringes claims contained in two patents purportedly owned by plaintiff. The complaint alleges that there might be other Quadrem U.S. conduct that constitutes infringement of the two patents as well, but it does not elaborate specifically. Plaintiff seeks an unspecified amount of damages, a finding of willfulness, an award of attorney’s fees and injunctive relief. The defendants filed a joint motion to dismiss the case in March 2011 and that motion is currently pending. As of March 31, 2011, no amount is accrued as a loss is not considered probable or estimable.

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

As of March 31, 2011, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material customer claims for such indemnification are outstanding.

Note 6—Income Taxes

The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to the Company’s tax audits. However, there can be no assurances as to the possible outcomes. In the six months ended March 31, 2011, the unrecognized tax benefits decreased by $3.5 million, primarily due to the expiration of statutes of limitation in a foreign jurisdiction. As of March 31, 2011, approximately $1.2 million of unrecognized benefits would affect the Company’s effective tax rate if realized. The Company does not anticipate any significant changes to the unrecognized tax benefits in the next twelve months.

The Company released interest and penalties related to lapses of statute of limitations of uncertain tax positions in the Company’s provision for income taxes line of the Company’s condensed consolidated statements of operations of $1.1 million during the six months ended March 31, 2011. The gross amount of interest and penalties accrued as of March 31, 2011 was $509,000.

Note 7—Stockholders’ Equity

Stock-Based Compensation Plans

A summary of the activity related to the Company’s restricted common stock is presented below for the six months ended March 31, 2011:

	Six Months Ended March 31, 2011
	Number of Shares	Weighted- Average Fair Value
Nonvested at beginning of period	6,207,600	$11.32
Granted	650,083	$27.17
Vested	(2,862,713)	$11.42
Forfeited	(216,111)	$13.05

Nonvested at end of period	3,778,859	$13.87

The fair value of stock awards vested for the three and six months ended March 31, 2011 totaled $6.7 million and $60.8 million, respectively, and $8.1 million and $30.6 million for the three and six months ended March 31, 2010, respectively.

The nonvested share roll forward presented above excludes the performance-based restricted stock units granted in the six months ended March 31, 2011. See Stock-Based Compensation in Note 1—Description of Business and Summary of Significant Accounting Policies.

A summary of the activity related to the Company’s stock options is presented below:

	Six Months Ended March 31, 2011
	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	524,630	$11.61
Exercised	(79,354)	$12.66
Forfeited	(13,963)	$55.77

Outstanding and exercisable at end of period	431,313	$9.79	$10,465,000

The total intrinsic value of options exercised during the three and six months ended March 31, 2011 was $639,000 and $998,000, respectively, and $5,000 and $24,000 during the three and six months ended March 31, 2010, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2011 and the exercise price, multiplied by the number of shares subject to in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. This amount changes based on the fair market value of the Company’s stock.

Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive income for the three and six months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net income	$1	$5,751	$42,100	$7,976
Unrealized (loss) gain on securities	(72)	165	(421)	640
Foreign currency translation adjustments	325	(277)	126	(383)

Comprehensive income	$254	$5,639	$41,805	$8,233

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive loss as of March 31, 2011 and September 30, 2010 are as follows (in thousands):

	March 31, 2011	September 30, 2010
Unrealized loss on securities	$(2,650)	$(2,229)
Foreign currency translation adjustments	476	350

Accumulated other comprehensive loss	$(2,174)	$(1,879)

Note 8—Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
(Loss) income from continuing operations	$(1,591)	$5,035	$6,893	$6,084
Discontinued operations, net of tax	1,592	716	35,207	1,892

Net income	$1	$5,751	$42,100	$7,976

Weighted-average common shares outstanding—basic	91,846	86,578	90,239	85,869
Add: Effect of dilutive securities	3,132	2,175	3,447	2,638

Weighted-average common shares—diluted	94,978	88,753	93,686	88,507

(Loss) income from continuing operations	$(0.02)	$0.06	$0.08	$0.07
Discontinued operations, net of tax	0.02	0.01	0.39	0.02

Net income per common share—basic	$—	$0.07	$0.47	$0.09

(Loss) income from continuing operations	$(0.02)	$0.06	$0.07	$0.07
Discontinued operations, net of tax	0.02	0.01	0.38	0.02

Net income per common share—diluted	$—	$0.07	$0.45	$0.09

Note 9—Segment Information

The Company’s chief operating decision-maker currently reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of allocating resources and evaluating financial performance. Accordingly, management considers the Company to have a single operating segment, compared to the prior year periods presented below where three operating segments were reportable. The prior year information below is presented on a basis consistent with the determination of one operating segment in the current period. Management evaluates performance based on several factors including revenues and operating income. The results are based on the Company’s method of internal reporting, which may not allocate income and expenses that management does not believe are indicative of the ongoing operating performance of the Company, and are not necessarily in conformity with GAAP.

The reconciliation of segment results to the Company’s (loss) income from continuing operations before interest and other income, net and income taxes is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Segment result	$18,184	$18,794	$34,013	$34,120
Amortization of intangible assets	(3,317)	(1,025)	(4,342)	(2,456)
Stock-based compensation	(14,211)	(10,820)	(27,045)	(23,926)
Litigation benefit	—	7,000	—	7,000
Restructuring (costs) benefit	(231)	(8,579)	2,692	(8,579)
Transaction costs	(1,481)	—	(2,471)	—

Operating (loss) income	$(1,056)	$5,370	$2,847	$6,159
Interest and other income, net	326	143	1,095	420

(Loss) income from continuing operations before income taxes	$(730)	$5,513	$3,942	$6,579

Network revenues consist of network-related software access and transaction fees. Subscription software application revenues consist mainly of software access subscription fees. Maintenance revenues consist primarily of Ariba Buyer and Ariba Sourcing product maintenance fees. Services and other revenues consist of fees for implementation services, consulting services, training, education, premium support, and other miscellaneous items. Revenues by similar product and service groups are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Network revenues	$28,564	$9,383	$42,409	$19,145
Subscription software application revenues	39,003	32,922	75,402	64,387

Total subscription software revenues	$67,567	$42,305	$117,811	$83,532
Maintenance revenues	15,282	16,451	30,896	33,597
Services and other revenues	25,916	18,552	50,478	35,371

Total	$108,765	$77,308	$199,185	$152,500

The Company markets its products in the United States and in foreign countries through its direct sales force and indirect sales channels. Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Revenue by geographic area is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
North America	$68,247	$55,885	$132,270	$110,374
EMEA	22,289	16,572	41,623	32,407
Rest of World	18,229	4,851	25,292	9,719

Total revenue	$108,765	$77,308	$199,185	$152,500

Long-lived assets by geographic area are as follows (in thousands):

	March 31, 2011	September 30, 2010
United States	$19,455	$14,633
International	3,295	1,325

Total	$22,750	$15,958

Note 10—Fair Value

As of March 31, 2011, the fair value measurements of the Company’s cash equivalents, short-term investments, long-term investments and restricted cash consisted of the following and which are categorized in the table below based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$38,888	$—	$—	$38,888
Certificates of deposit and other bank deposits	109,967	—	—	109,967
Non-U.S. government securities	19,614	—	—	19,614
U.S. government and agency securities	3,630	—	—	3,630
Auction rate securities	—	—	16,845	16,845

Total cash equivalents, investments and restricted cash	$172,099	$—	$16,845	$188,944

The table below presents reconciliations for market securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended March 31, 2011 (in thousands):

Six Months Ended March 31, 2011
Beginning balance as of October 1, 2010	$17,440
Unrealized losses	(421)
Redemptions	(250)
Accretion and other	76

Ending fair value as of March 31, 2011	$16,845

Auction rate securities

The Company holds a variety of interest-bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loans and credit derivative products. As of March 31, 2011, the Company held $17.7 million in par value of student loan securities that failed to settle in auctions commencing February 2008 and $3.4 million in par value of commercial paper and credit derivative products that failed to settle in auctions commencing August 2007. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The continuing uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until such time as either a future auction of these investments is successful or a buyer is found outside of the auction process. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

Contractual maturity dates for these ARS investments range from 2016 to 2047. The ARS backed by student loans are guaranteed by the U.S. government and have credit ratings of AAA to A. The ARS investments were in compliance with the Company’s investment policy at the time of acquisition and are investment grade quality, except for one credit derivative product.

Currently, we have no intent to sell these ARS investments prior to recovery to par value, nor are we aware of any factors that would make such a sale of the ARS investments more likely than not. As of March 31, 2011, the Company has classified the entire ARS investment balance as long-term investments on its condensed consolidated balance sheet because of its current inability to predict that these investments will be available for settlement within the next twelve months. Since auction failures in 2008, the Company has modified its current investment strategy and increased its investments in more liquid money market instruments.

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

The Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value of its investment in ARS as of March 31, 2011. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $17.7 million of student loan securities and $3.4 million of credit derivative products was adjusted by 150 basis points (“bps”) for the student loan securities and 950 bps for the credit derivative product, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on the assessment of fair value through March 31, 2011, the Company determined there was a decline in the fair value of its ARS investments of $4.2 million, of which $2.7 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, the Company recorded an other-than-temporary impairment of $1.9 million, partially offset by $356,000 of accretion recorded through March 31, 2011. Based upon its analysis of this impairment, the Company determined that the other-than-temporary loss of $1.6 million was principally related to the credit loss on the investment. Additionally, the Company evaluated the factors related to other than credit loss, which were determined to be immaterial to the condensed consolidated financial statements.

The Company reviews its impairments in accordance with the changes issued by the FASB to fair value accounting and the recognition and presentation of other-than-temporary impairments, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the Company’s intent and ability to retain its investment for a period of time sufficient to allow for the recovery in market value to par. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, the Company may, in the near future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $2.7 million currently accounted for as a temporary decline or may be greater than the $1.6 million other-than-temporary impairment recorded through March 31, 2011.

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

Overview of Our Business

Ariba is the leading provider of collaborative business commerce solutions for buying and selling goods and services. Ariba combines industry-leading software as a service (“SaaS”) technology to optimize the complete commerce lifecycle and enables companies to discover, connect and collaborate with a global network of trading partners and expert capabilities to augment internal resources and skills, delivering services needed to control costs, minimize risk, improve profits and enhance cash flow and operations, all in the Ariba® Commerce Cloud. Over 400,000 companies, including more than 80 percent of the Fortune 500, use Ariba’s solutions to drive more efficient inter-enterprise commerce.

Our software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. Our software is designed to integrate with all major platforms and can be accessed via a web browser. Our software can be provided as a service in an on-demand model or deployed as an installed application. In addition to application software, Ariba’s collaborative business commerce solutions include implementation and strategic consulting services, education and training. Ariba’s collaborative business commerce solutions also integrate with and leverage the Ariba Supplier Network. The Ariba Supplier Network is a scalable Internet infrastructure that connects our buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 370,000 registered suppliers, offering a wide array of goods and services, are connected to the Ariba Supplier Network.

Business Model

Ariba Business Commerce solutions are delivered in a flexible manner, depending upon the needs and preferences of the customer. For customers seeking self sufficiency, we offer flexible, highly configurable and easy-to-use technology and related services that can be delivered as an on-demand multi-tenant service or deployed on a single tenant basis either hosted or behind the firewall.

We have aligned our business model with the way we believe customers want to purchase and deploy business commerce solutions. Customers may generally subscribe to our software products and services for a specified term and/or pay for services on a time-and-materials or milestone basis, depending upon their business requirements. Our revenue is comprised of subscription and maintenance fees, and services and other fees. Subscription and maintenance revenue consists of subscription fees charged for hosted on-demand software solutions, single tenant software subscriptions, and fees paid by suppliers for access to the Ariba Supplier Network, as well as maintenance fees for product updates and support. Services and other revenue consists of fees for implementation services, consulting services, managed services, training, education, premium support, and other miscellaneous items.

Due to the different treatment of our revenue streams under applicable accounting guidance, each type of revenue has a different impact on our consolidated financial statements. Subscription fees for multi-tenant and single-tenant subscription software solutions are generally fixed for a specific period of time, and revenue is recognized ratably over the term. Similarly, maintenance fees are generally fixed for a specific period of time, and revenue is customarily recognized ratably over the maintenance term. Most of our customers renew their maintenance contracts annually to continue receiving product updates and product support. Given the ratable revenue recognition and historically high renewal rates of our subscription and maintenance agreements, this revenue stream has generally been stable over time. Services revenues are driven by a contract, project or statement of work, in which the fees may be fixed for specific services to be provided over time or billed on a time and materials basis. Individual subscription software license sales can be significant (greater than $1.0 million) and sales cycles are often lengthy and difficult to predict.

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

Overview of Quarter Ended March 31, 2011

On January 27, 2011, we acquired 100% of the business of Quadrem International Holdings, Ltd. (“QIHL”). This business (“Quadrem”) consists of a global electronic marketplace to facilitate the procurement of goods and services by companies from their supplier communities. We believe the acquisition of Quadrem will enable us to further expand our network volume and reach, accelerate growth, and extend better commerce to more companies in more regions of the globe. Quadrem’s results of operations have been included in our condensed consolidated financial statements from the acquisition date.

Our revenues increased to $108.8 million in the three months ended March 31, 2011 compared to $77.3 million in the three months ended March 31, 2010. This was an increase of $31.5 million, or 41%, including 21% organic growth. Subscription and maintenance revenues increased $24.1 million. Subscription revenues increased $25.3 million, or 60%, including 28% organic growth. Services and other revenues increased $7.4 million, or 40%, including 27% organic growth. Our organic growth reflects increased demand for our subscription software products; increased network revenues due to higher volumes, more chargeable relationships and a pricing modification; and increased services in both our software and network businesses.

Operating expenses increased to $69.8 million in the three months ended March 31, 2011 compared to $45.1 million in the three months ended March 31, 2010. The increase in operating expenses is primarily attributable to an increase in compensation and benefits expense related to an increase in headcount in the three months ended March 31, 2011 and the acquisition of Quadrem and a litigation benefit of $7.0 million in the three months ended March 31, 2010, partially offset by an $8.3 million decrease in restructuring costs due to the revision of our estimates for sublease commencement dates in Sunnyvale, California in the three months ended March 31, 2011. In summation, our total net expenses from continuing operations, including costs of revenues and other items, increased to $110.4 million in the three months ended March 31, 2011 compared to $72.3 million in the three months ended March 31, 2010. Combined with the increase in revenue, this resulted in a loss from continuing operations for the three months ended March 31, 2011 of $1.6 million compared to income from continuing operations of $5.0 million in the three months ended March 31, 2010.

Income from discontinued operations increased to $1.6 million in the three months ended March 31, 2011 compared to $0.7 million in the three months ended March 31, 2010. Discontinued operations related the sale of our Sourcing Services Business to Accenture on November 15, 2010. Our net income for the three months ended March 31, 2011 was $1,000 compared to $5.8 million in the three months ended March 31, 2010.

Outlook for Fiscal Year 2011

With the increase in customer demand and continued shift in demand toward subscription software sales, we expect continued growth in subscription revenue in fiscal year 2011 compared to fiscal year 2010. We also expect total revenues to grow in fiscal year 2011 compared to fiscal year 2010 at a higher growth rate than 2010, in part as a result of the acquisition of Quadrem, with growth in subscription revenue being partially offset by modest declines in maintenance revenues.

We plan to continue to carefully monitor expenses in fiscal year 2011. We expect that total expenses, excluding expenses for amortization of intangibles, stock-based compensation and restructuring costs will grow at a similar rate or slightly higher than revenues. Our expense outlook includes targeted investments in our business designed to pursue revenue growth opportunities that are planned depending on economic conditions and operating results in fiscal year 2011. As a result of our revenue and expense outlooks, we anticipate continued improvement in our results from operations, before giving effect to these excluded expenses.

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

We believe that our success for the remainder of fiscal year 2011 will depend largely on our ability to: (1) renew our subscription or time-based revenues, including on-demand software fees, maintenance fees, and fees for certain services; (2) sell bundled solution offerings that include both technology and expert services; (3) capitalize on revenue opportunities, such as increased fees for the Ariba Supplier Network and selling on-demand business commerce solutions to smaller and mid-market customers; (4) successfully manage the sale of our Sourcing Services Business; (5) successfully integrate and manage the acquired Quadrem business; and (6) retain and expand our workforce in the face of competitive hiring conditions in the technology sector.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Revenues:
Subscription and maintenance	$82,849	$58,756	$148,707	$117,129
Services and other	25,916	18,552	50,478	35,371

Total revenues	108,765	77,308	199,185	152,500

Cost of revenues:
Subscription and maintenance	17,680	12,639	31,970	25,313
Services and other	19,217	13,211	34,524	25,659
Amortization of acquired technology and customer intangible assets	3,075	1,025	4,100	2,352

Total cost of revenues	39,972	26,875	70,594	53,324

Gross profit	68,793	50,433	128,591	99,176

Operating expenses:
Sales and marketing	38,831	27,069	75,547	53,761
Research and development	15,004	11,344	27,496	22,490
General and administrative	14,541	5,071	25,151	15,083
Litigation benefit	—	(7,000)	—	(7,000)
Amortization of other intangible assets	242	—	242	104
Restructuring costs (benefit)	231	8,579	(2,692)	8,579

Total operating expenses	69,849	45,063	125,744	93,017

Operating (loss) income	(1,056)	5,370	2,847	6,159
Interest and other income, net	326	143	1,095	420

(Loss) income from continuing operations before income taxes	(730)	5,513	3,942	6,579
Provision for (benefit from) income taxes	861	478	(2,951)	495

(Loss) income from continuing operations	(1,591)	5,035	6,893	6,084
Discontinued operations, net of tax:
Income (loss) from discontinued operations	1,147	716	(3,957)	1,892
Gain on sale of discontinued operations	445	—	39,164	—

Total discontinued operations	1,592	716	35,207	1,892

Net income	$1	$5,751	$42,100	$7,976

Comparison of the Three Months and Six Months Ended March 31, 2011 and 2010

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

Subscription and maintenance

Subscription and maintenance revenues for the three months ended March 31, 2011 were $82.8 million, a 41% increase from the $58.8 million recorded in the three months ended March 31, 2010. Subscription revenues increased $25.3 million, or 60%, including 28% organic growth. Subscription and maintenance revenues for the six months ended March 31, 2011 were $148.7 million, a 27% increase from the $117.1 million recorded in the six months ended March 31, 2010. Subscription revenues increased $34.3 million, or 41%, including 25% organic growth. Our organic growth reflects increased demand for our subscription software products; and increased network revenues due to higher volumes, more chargeable relationships and a pricing modification. Maintenance revenues for the three months ended March 31, 2011 were $15.3 million, a slight decrease from the $16.5 million recorded in the three months ended March 31, 2010. Maintenance revenues for the six months ended March 31, 2011 were $30.9 million, an 8% decrease from the $33.6 million recorded in the six months ended March 31, 2010. The decrease in both periods was primarily due to a decline in perpetual license revenues. We anticipate that subscription revenues will increase in fiscal year 2011 compared to fiscal year 2010, in part as a result of the acquisition of Quadrem, partially offset by modest declines of maintenance revenues in fiscal year 2011.

Services and other

Services and other revenues for the three months ended March 31, 2011 were $25.9 million, a 40% increase including 27% organic growth, from the $18.6 million recorded in the three months ended March 31, 2010. Services and other revenues for the six months ended March 31, 2011 were $50.5 million, a 43% increase including 36% organic growth, from the $35.4 million recorded in the six months ended March 31, 2010. Our organic growth reflects increased services in both our software and network businesses. We anticipate that services and other revenues will increase in fiscal year 2011 compared to fiscal year 2010.

Cost of Revenues

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for hosting services and technical support, including stock compensation costs and facilities and equipment costs. Cost of subscription and maintenance revenues for the three months ended March 31, 2011 was $17.7 million, a 40% increase from the $12.6 million recorded in the three months ended March 31, 2010. Cost of subscription and maintenance revenues for the six months ended March 31, 2011 was $32.0 million, a 26% increase from the $25.3 million recorded in the six months ended March 31, 2010. The increase in both periods is primarily the result of an increase in hosted support costs associated with the overall increase in subscription revenues. We anticipate that cost of subscription and maintenance expenses will remain relatively consistent as a percentage of subscription and maintenance revenues in fiscal year 2011 compared to fiscal year 2010.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues for the three months ended March 31, 2011 was $19.2 million, a 45% increase from the $13.2 million recorded in the three months ended March 31, 2010. Cost of services and other revenues for the six months ended March 31, 2011 was $34.5 million, a 34% increase from the $25.7 million recorded in the six months ended March 31, 2010. This increase in both periods is primarily the result of an increase in headcount-related costs associated with the increase in services and other revenues. We anticipate that cost of services and other revenues will remain relatively consistent as a percentage of services and other revenues in fiscal year 2011 compared to fiscal year 2010.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of assets associated with our acquisition of Quadrem and fiscal year 2008 acquisition of Procuri, Inc. This expense amounted to $3.1 million and $1.0 million in the three months ended March 31, 2011, and 2010, respectively, and $4.1 million and $2.4 million in the six months ended March 31, 2011 and 2010, respectively. The increase in the three and six months ended March 30, 2011 is due to the acquisition of Quadrem. We anticipate amortization of acquired technology and customer intangible assets will increase in fiscal year 2011 compared to fiscal year 2010 due to the acquisition of Quadrem.

Gross profit

Our gross profit as a percentage of revenues remained relatively consistent at 63% for the three months ended March 31, 2011 compared to 65% for the six months ended March 31, 2011 and 65% for the three and six months ended March 31, 2010.

Operating Expenses

Sales and marketing

Sales and marketing includes costs associated with our sales, marketing and product marketing personnel, and consists primarily of compensation and benefits, commissions and bonuses, stock compensation, promotional and advertising and travel and entertainment expenses related to these personnel, as well as the provision for doubtful accounts. Sales and marketing expenses for the three months ended March 31, 2011 were $39.8 million, a 47% increase from the $27.1 million recorded in the three months ended March 31, 2010. This increase of $12.7 million is primarily due to the following: (1) increased compensation and benefits costs, travel costs and recruiting costs of $6.3 million, $822,000 and $517,000, respectively, related to an increase in overall sales and marketing headcount and the acquisition of Quadrem in the three months ended March 31, 2011; (2) increased sales commission and bonus expense of $1.8 million related to the increase in revenues noted above; (3) an increase in stock-based compensation of $1.7 million related to restricted stock awards; and (4) increased marketing expense of $557,000 in the three months ended March 31, 2011.

Sales and marketing expenses for the six months ended March 31, 2011 were $75.5 million, a 40% increase from the $53.8 million recorded in the six months ended March 31, 2010. This increase of $21.7 million is primarily due to the following: (1) increased compensation and benefits costs, travel costs and recruiting costs of $10.7 million, $1.7 million and $1.3 million, respectively, related to an increase in overall sales and marketing headcount and the acquisition of Quadrem in the three months ended March 31, 2011; (2) increased sales commission and bonus expense of $2.5 million related to the increase in revenues noted above; (3) an increase in stock-based compensation of $2.7 million primarily related to restricted stock awards; and (4) increased marketing expense of $1.1 million in the six months ended March 31, 2011.

We anticipate that sales and marketing expenses will slightly increase as a percentage of revenues in fiscal year 2011 compared to fiscal year 2010.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes employee compensation and benefits, stock compensation, consulting costs and the cost of software development tools and equipment. Research and development expenses for the three months ended March 31, 2011 were $15.0 million, a 33% increase from the $11.3 million recorded in the three months ended March 31, 2010. This increase of $3.7 million was primarily due to an increase of $1.4 million in compensation and benefits costs due to a slight increase in overall research and development headcount and the acquisition of Quadrem in the three months ended March 31, 2011 and increase in stock-based compensation of $1.0 million related to restricted stock awards.

Research and development expenses for the six months ended March 31, 2011 were $27.5 million, a 22% increase from the $22.5 million recorded in the six months ended March 31, 2010. This increase of $5.0 million was primarily due to an increase of $1.9 million in compensation and benefits costs due to a slight increase in overall research and development headcount and the acquisition of Quadrem in the three months ended March 31, 2011 and increase in stock-based compensation of $1.5 million related to restricted stock awards.

We anticipate that research and development expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2011 compared to the year ended September 30, 2010.

General and administrative

General and administrative includes costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the three months ended March 31, 2011 were $14.5 million, a 184% increase from the $5.1 million recorded in the three months ended March 31, 2010. This increase of $9.4 million is primarily due to the following: (1) a $3.1 million benefit in the three months ended March 31, 2010 based upon management’s assessment that a previously accrued contingency had less than a remote probability of potential loss; (2) increased professional services costs of $2.5 million, primarily associated with the acquisition of Quadrem; and (3) increased compensation and benefits costs of $2.3 million related to an increase in overall general and administrative headcount associated with the acquisition of Quadrem in the three months ended March 31, 2011.

General and administrative expenses for the six months ended March 31, 2011 were $25.2 million, a 67% increase from the $15.1 million recorded in the six months ended March 31, 2010. This increase of $10.1 million is primarily due to the following: (1) increased compensation and benefits costs of $3.6 million related to an increase in overall general and administrative headcount and the acquisition of Quadrem in the six months ended March 31, 2011; (2) a $3.1 million benefit in the six months ended March 31, 2010 based upon management’s assessment that a previously accrued contingency had less than a remote probability of potential loss; and (3) increased professional services costs of $4.0 million, primarily associated with the acquisition of Quadrem.

We anticipate that general and administrative expenses will slightly increase as a percentage of revenues in the year ending September 30, 2011 compared to the year ended September 30, 2010.

Amortization of other intangible assets

Amortization of other intangible assets represents the amortization of assets associated with our acquisition of Quadrem and fiscal year 2008 acquisition of Procuri, Inc. This expense amounted to $242,000 in the three and six months ended March 31, 2011, respectively, and $104,000 in the six months ended March 31, 2010. The increase in the three and six months ended March 31, 2011 is due to the acquisition of Quadrem. We anticipate amortization of acquired technology and customer intangible assets will increase in fiscal year 2011 compared to fiscal year 2010 due to the acquisition of Quadrem.

Restructuring costs (benefit)

We recorded restructuring costs of $231,000 in the three months ended March 31, 2011, comprised of $1.3 million of accelerated depreciation expense at the current headquarters facility as a result our plans to move our headquarters to a new facility in June 2011, partially offset by a benefit of $1.1 million as a result of an agreement entered into to sublease approximately 44,000 square feet of space at our Sunnyvale, California headquarters through April 2012.

We recorded a restructuring benefit of $2.7 million in the six months ended March 31, 2011, comprised of benefits of $2.9 million as a result of an agreement entered into to sublease approximately 86,000 square feet of office space at our headquarters location through January 2013 and $1.1 million as a result of an agreement entered into to sublease approximately 44,000 square feet of space at our Sunnyvale, California headquarters through April 2012, partially offset by $1.3 million of accelerated depreciation expense at the current headquarters facility as a result our plans to move our headquarters to a new facility in June 2011.

We recorded restructuring costs of $8.6 million in the three and six months ended March 31, 2010 due to the revision of our estimates for sublease commencement dates based on the remaining terms of the lease in Sunnyvale, California and continued soft market conditions in the Northern California real estate market.

During the three months ended June 30, 2011, we expect to record lease abandonment costs of approximately $12.0 million and depreciate the remaining book value of leasehold improvements of approximately $2.0 million at the current headquarters facility.

Interest and other income, net

Interest and other income, net for the three months ended March 31, 2011 was $326,000, a slight increase compared to $143,000 in the three months ended March 31, 2010. Interest and other income, net for the six months ended March 31, 2011 was $1.1 million compared $420,000 in the six months ended March 31, 2010. The six months ended March 31, 2010 included a realized loss of $499,000 on one auction rate security.

Provision for (benefit from) income taxes

The provision for income taxes for the three months ended March 31, 2011 was $861,000 compared to $478,000 in the three months ended March 31, 2010. The increase is primarily related to the acquisition of Quadrem. During the six months ended March 31, 2011, we recorded a benefit from income taxes of $3.0 million compared to a provision for income taxes of $495,000 during the six months ended March 31, 2010. The benefit from income taxes is primarily attributable to an increase in releases of unrecognized tax benefits due to expiring statutes of limitations in foreign jurisdictions in the six months ended March 31, 2011.

Discontinued operations

Discontinued operations include all operating activities and the gain on the sale of our Sourcing Services Business. See Note 2, “Discontinued Operations” in the Notes to Condensed Consolidated Financial Statements.

During the three months ended March 31, 2011, the operations of the Sourcing Services Business resulted in income of $1.1 million compared to $700,000 during the three months ended March 31, 2010. During the six months ended March 31, 2011, the operations of the Sourcing Services Business resulted in a loss of $4.0 million compared to income of $1.9 million during the six months ended March 31, 2010. The loss in the six months ended March 31, 2011 is primarily attributable to transaction-related costs to dispose of the business including severance and professional services costs.

Liquidity and Capital Resources

As of March 31, 2011, we had $222.9 million in cash, cash equivalents and investments and $29.4 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $252.3 million. Our working capital on March 31, 2011 was $47.0 million. The majority of cash, cash equivalents and investments are held in accounts in the United States. As of September 30, 2010, we had $223.1 million in cash, cash equivalents and investments and $29.2 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $252.4 million. Our working capital on September 30, 2010 was $54.8 million.

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

Currently, we have no intent to sell these ARS investments prior to recovery to par value, nor are we aware of any factors that would make such a sale of the ARS investments more likely than not. As of March 31, 2011 and September 30, 2010, we classified the entire ARS investment balance as long-term investments on our consolidated balance sheet because of our inability to determine when our investments in ARS would settle. See Note 10 in the Notes to Condensed Consolidated Financial Statements.

Our largest source of operating cash flows is cash collections from our customers related to our hosted on-demand software solutions and fees for product updates and support, as well as fees paid by suppliers for the Ariba Supplier Network. We also generate cash inflows from services for implementation services, consulting services and license fees charged for the use of our software products under perpetual agreements. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to leased facilities. Net cash provided by operating activities was $39.7 million for the six months ended March 31, 2011 compared to $36.9 million for the six months ended March 31, 2010. Cash flows from operating activities increased primarily due to higher income from continuing operations and an increase in deferred revenue, partially offset by changes in working capital in the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.

The changes in cash flows from investing activities primarily relates to acquisitions, dispositions, capital expenditures and the timing of purchases, maturities and sales of our investments. Net cash used in investing activities was $29.7 million for the six months ended March 31, 2011 compared to $13.0 million for the six months ended March 31, 2010. The decrease of $16.7 million is primarily attributable the cash paid for the acquisition of Quadrem, net of cash acquired, of $62.7 million, an increase of purchases of property and equipment of $4.5 million, partially offset by proceeds from the sale of our Sourcing Services Business to Accenture of $43.1 million and an increase in maturities of investments, net of purchases of $7.4 million.

The changes in cash flows from financing activities primarily relate to the repurchase of common stock shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees and the proceeds from the issuance of common stock is attributed to the employee stock purchase plan and stock option exercises. Net cash used in financing activities was $9.4 million for the six months ended March 31, 2011 compared to $3.8 million for the six months ended March 31, 2010. The increase in the six months ended March 31, 2011 is primarily related to an increase in the repurchase of common stock forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 5 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 5 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancelable purchase commitments as of March 31, 2011. There has been no material change in our contractual obligations and commercial commitments during the three months ended March 31, 2011 from those presented in our Annual Report on Form 10-K filed with the SEC on November 23, 2010.

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

There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2011. Please refer to Management’s Discussion and Analysis of Financial Condition and

Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2010 for a more complete discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products in the United States of America, South America, Europe, Canada, Australia, Africa, Middle East and Asia. As a result, our financial results have been and could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

We use derivative instruments to manage risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to reduce our net exposures, by currency, related to the monetary assets and liabilities of our foreign operations denominated in local currency. In addition, from time to time, we may enter into forward contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. The forward contracts do not qualify for hedge accounting and accordingly, all of these instruments are marked to market at each balance sheet date by a charge to earnings. We believe that these forward contracts do not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts are generally offset by losses and gains on the underlying assets and liabilities. We do not use derivatives for trading or speculative purposes. All contracts have a maturity of less than one year.

The following table provides information about our foreign exchange forward contracts outstanding as of March 31, 2011 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain (Loss) in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	6,000	$8,030	$(330)
Singapore Dollar	Sell	7,500	5,800	(148)
Chinese Renminbi	Sell	35,000	5,316	(30)
Indian Rupee	Buy	75,000	1,634	47
Czech Koruna	Buy	23,000	1,311	33
Swiss Franc	Buy	1,200	1,245	65
Japanese Yen	Buy	75,000	903	1
Brazilian Real	Sell	1,000	582	(30)

Total			$24,821	$(392)

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of March 31, 2011.

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

Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which may have declined in market value due to changes in interest rates. Our investments may fall short of expectations due to changes in market conditions and as such we may suffer losses at the time of sale due to the decline in market value. See “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. All investments in the table below are carried at market value, which approximates cost.

The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio (in thousands, except for interest rates).

	Period Ending March 31, 2012	Period Ending March 31, 2013	Period Ending March 31, 2014	Period Ending March 31, 2015	Period Ending March 31, 2016	Thereafter	Total
Cash equivalents	$119,490	$—	$—	$—	$—	$—	$119,490
Average interest rate	0.48%	—	—	—	—	—	0.48%
Investments	$14,784	$8,461	$—	$—	$—	$16,845	$40,090
Average interest rate	0.61%	1.20%	—	—	—	2.74%	1.63%
Restricted cash	$104	$29,260	$—	$—	$—	$—	$29,364
Average interest rate	0.50%	0.50%	—	—	—	—	0.50%

Total investment securities	$134,378	$37,721	$—	$—	$—	$16,845	$188,944

The table above does not include uninvested cash of $63.3 million held as of March 31, 2011. Total cash, cash equivalents, marketable securities, investments and restricted cash as of March 31, 2011 was $252.3 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

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

As of March 31, 2011, management evaluated the effectiveness of our disclosure controls and procedures and concluded those disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The litigation discussion set forth in Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010.

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

The Benefits We Anticipate From Acquiring Quadrem May Not Be Realized.

We acquired Quadrem with the expectation that the acquisition will result in various benefits including, among other things, accelerating our penetration into the international market segments, enhancing our customer base and recognizing efficiencies. We may not realize any of these benefits or may not realize them as rapidly, or to the extent, anticipated by our management and certain financial or industry analysts. Quadrem’s contribution to our financial results may not meet the current expectations of our management for a number of reasons, including integration risks, and could dilute our profits beyond the current expectations of our management. Potential liabilities assumed in connection with our acquisition of Quadrem also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially adversely affected.

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

The risks are enhanced with our recently completed acquisition of Quadrem. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 in the Notes to Condensed Consolidated Financial Statements. A substantial majority of Quadrem’s revenues are generated outside the United States, as it conducts business in North America, South America, Europe, the Middle East, Africa, Asia, and Australia.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of March 31, 2011 resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

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

We May Incur Additional Restructuring Charges that Adversely Affect Our Operating Results.

We have recorded significant restructuring charges relating to the abandonment of numerous leased facilities, including most notably portions of our Sunnyvale, California headquarters. For example, in the year ended September 30, 2010, we revised our estimates for sublease commencement dates based on the remaining terms of the lease in Sunnyvale, California and continued soft market conditions in the Northern California real estate market, resulting in a charge of $8.6 million. As a result of our plans to move our headquarters to a new facility in Sunnyvale, California in June 2011, we expect to record lease abandonment costs of approximately $12.0 million and depreciate the remaining book value of leasehold improvements of approximately $2.0 million at the current headquarters facility during the three months ended June 30, 2011. Additional lease abandonment costs, resulting from the abandonment of additional facilities could adversely affect our operating results.

Our Business Could Be Seriously Harmed If We Fail to Retain and Expand Our Key Personnel, Particularly Given Competitive Hiring Conditions in the Technology Sector

Our future performance depends on the continued service of our senior management, product development and sales personnel. The loss of the services of one or more of these personnel could seriously harm our business. Our ability to retain and attract key employees has become harder given competitive hiring conditions in the technology sector. In addition, uncertainty created by turnover of key employees could result in reduced confidence in our financial performance which could cause fluctuations in our stock price and result in further turnover of our employees.

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

We Face Intense Competition. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. This competition could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete with several major enterprise software companies, including SAP AG and Oracle. In addition, we compete with smaller specialty vendors or smaller niche providers of sourcing or procurement products and services, including Emptoris, Basware, BravoSolution, Zycus, Perfect Commerce, Hubwoo, Reardon Commerce, Coupa, Iasta, OB10, GXS, Aravo, Xign, Selectica, SciQuest, IQNavigator, and Fieldglass. Because business commerce is a relatively new software and solutions category, we expect additional competition from other established and emerging companies if this market continues to develop and expand. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. These third parties, which include IBM, Accenture, Capgemini, Deloitte Consulting, BearingPoint and Unisys, are generally not subject to confidentiality or non-compete agreements that restrict such competitive behavior.

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

Any Current or Future Acquisitions or our Recently Announced Disposition Will Be Subject to a Number of Risks.

Any current or future acquisitions or dispositions will subject us to a number of risks, including:

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

Litigation Could Seriously Harm Our Business.

There can be no assurance that future litigation will not have a material adverse effect on our business, financial position, results of operations or cash flows, or that the amount of any accrued losses is sufficient for any actual losses that may be incurred. See “Litigation” in Note 4 of Notes to Condensed Consolidated Financial Statements.

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

Although we currently are not soliciting offers to sell these ARS investments prior to recovery nor are aware of any factors that would make such a sale of the ARS investments more likely than not, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or to record all current and any future unrealized losses as a charge in our statement of operations in future quarters. See Note 10—Fair Value of Our Notes to Consolidated Financial Statements for additional information about the potential adverse impact of our investments in ARS.

We May Incur Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile. The balance of goodwill is $482.6 million as of March 31, 2011, and there can be no assurance that future goodwill impairments will not occur.

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

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. We have 54 patents issued in the United States of America, but may not develop other proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States of America and, in the case of our solutions, because the validity, enforceability and type of protection of proprietary rights in these technologies are uncertain and evolving. If we fail to adequately protect our proprietary rights, we may lose customers.

There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. We have in the past, are currently, and may in the future be subject to claims from third parties. It is possible that in the future, third parties may claim that we or our current or potential future products infringe their intellectual property rights. See “Litigation” in Note 4 of Notes to Condensed Consolidated Financial Statements. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims, and third parties may claim that we or our current or potential future products infringe their intellectual property. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert management’s time from developing our business, cause product shipment delays, require us to enter into royalty or licensing agreements or require us to satisfy indemnification obligations to our customers. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any equity securities during the quarter ended March 31, 2011.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Title

10.50	Lease Agreement Between W2005 RPS Realty, LLC and Ariba, Inc, as Tenant, dated January 6, 2011

10.51	Fourth Amendment to Sublease, dated as of March 1, 2011, By and Between Ariba, Inc. and Motorola Mobility, Inc.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ AHMED RUBAIE
Ahmed Rubaie
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 6, 2011