Form 10-Q
period 2011-06-30
ARIBA INC
filed 2011-08-05
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 000-26299

ARIBA, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0439730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

910 Hermosa Court

Sunnyvale, California 94085

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

The number of shares outstanding of the registrant’s common stock as of June 30, 2011 was 97,554,000.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands)

	June 30, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$188,222	$182,393
Short-term investments	22,321	18,449
Restricted cash	150	104
Accounts receivable, less allowances of $2,653 and $2,537, respectively	37,972	21,781
Prepaid expenses and other current assets	13,021	7,942

Total current assets	261,686	230,669
Property and equipment, net	32,031	15,958
Long-term investments	26,659	22,283
Restricted cash, less current portion	29,211	29,137
Goodwill	482,625	406,507
Other intangible assets, net	65,938	13,154
Other assets	5,495	4,001

Total assets	$903,645	$721,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,796	$11,190
Accrued compensation and related liabilities	38,291	32,079
Accrued liabilities	24,009	18,398
Restructuring obligations	23,191	17,188
Deferred revenue	124,226	97,005

Total current liabilities	221,513	175,860
Deferred rent obligations	4,263	9,880
Restructuring obligations, less current portion	14,391	23,339
Deferred revenue, less current portion	10,256	7,285
Other long-term liabilities	26,012	6,391

Total liabilities	276,435	222,755

Stockholders’ equity:
Common stock	195	188
Additional paid-in capital	5,334,039	5,236,265
Accumulated other comprehensive loss	(1,570)	(1,879)
Accumulated deficit	(4,705,454)	(4,735,620)

Total stockholders’ equity	627,210	498,954

Total liabilities and stockholders’ equity	$903,645	$721,709

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Subscription and maintenance	$91,017	$60,768	$239,724	$177,897
Services and other	30,900	22,238	81,378	57,609

Total revenues	121,917	83,006	321,102	235,506

Cost of revenues:
Subscription and maintenance	19,507	13,045	51,477	38,358
Services and other	22,274	14,682	56,798	40,341
Amortization of acquired technology and customer intangible assets	3,954	1,025	8,054	3,377

Total cost of revenues	45,735	28,752	116,329	82,076

Gross profit	76,182	54,254	204,773	153,430

Operating expenses:
Sales and marketing	43,019	29,619	118,566	83,380
Research and development	16,661	11,622	44,157	34,112
General and administrative	13,708	8,684	38,859	23,767
Litigation benefit	—	—	—	(7,000)
Amortization of other intangible assets	331	—	573	104
Restructuring costs	13,396	—	10,704	8,579

Total operating expenses	87,115	49,925	212,859	142,942

Operating (loss) income	(10,933)	4,329	(8,086)	10,488
Interest and other income (expense), net	671	(294)	1,766	126

(Loss) income from continuing operations before income taxes	(10,262)	4,035	(6,320)	10,614
Provision for (benefit from) income taxes	2,021	385	(930)	880

(Loss) income from continuing operations	(12,283)	3,650	(5,390)	9,734

Discontinued operations, net of tax:
Income (loss) from discontinued operations	349	624	(3,608)	2,516
Gain on sale of discontinued operations	—	—	39,164	—

Total discontinued operations	349	624	35,556	2,516

Net (loss) income	$(11,934)	$4,274	$30,166	$12,250

Basic earnings per share:
(Loss) income from continuing operations	$(0.13)	$0.04	$(0.06)	$0.11
Discontinued operations, net of tax	0.00	0.01	0.39	0.03

Net (loss) income per basic common share	$(0.13)	$0.05	$0.33	$0.14

Diluted earnings per share:
(Loss) income from continuing operations	$(0.13)	$0.04	$(0.06)	$0.11
Discontinued operations, net of tax	0.00	0.01	0.38	0.03

Net (loss) income per diluted common share	$(0.13)	$0.05	$0.32	$0.14

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended June 30,
	2011	2010
Operating activities:
Net income	$30,166	$12,250
Less income from discontinued operations, net of tax	(35,556)	(2,516)

(Loss) income from continuing operations	(5,390)	9,734
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Provision for doubtful accounts	472	576
Depreciation	7,434	5,857
Amortization of intangible assets	8,627	3,481
Stock-based compensation	41,044	35,066
Restructuring costs	10,704	8,579
Other-than-temporary impairment of long-term investments	—	499
Changes in operating assets and liabilities:
Accounts receivable	(3,248)	(815)
Prepaid expenses and other assets	(3,516)	2,114
Accounts payable	(658)	2,800
Accrued compensation and related liabilities	4,376	(2,738)
Accrued liabilities	(8,684)	(5,242)
Deferred revenue	25,187	4,052
Restructuring obligations	(12,485)	(12,829)

Net cash provided by continuing operations	63,863	51,134
Net cash (used in) provided by discontinued operations	(4,497)	3,052

Net cash provided by operating activities	59,366	54,186

Investing activities:
Cash paid for acquisition, net of cash acquired	(64,288)	—
Proceeds from sale of discontinued operations	51,000	—
Purchases of property and equipment	(22,809)	(7,864)
Maturities of long-term investments, net of purchases	(8,163)	(5,948)

Net cash used in investing activities	(44,260)	(13,812)

Financing activities:
Proceeds from issuance of common stock	4,035	2,248
Repurchase of common stock	(12,802)	(5,864)

Net cash used in financing activities	(8,767)	(3,616)

Effect of foreign exchange rate changes on cash and cash equivalents	(510)	89
Net change in cash and cash equivalents	5,829	36,847
Cash and cash equivalents at beginning of period	182,393	130,881

Cash and cash equivalents at end of period	$188,222	$167,728

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company” or “Ariba”), is the leading provider of collaborative business commerce solutions for buying and selling goods and services. Ariba combines industry-leading software as a service (“SaaS”) technology to optimize the complete commerce lifecycle and enables companies to discover, connect and collaborate with a global network of trading partners and expert capabilities to augment internal resources and skills, delivering everything needed to control costs, minimize risk, improve profits and enhance cash flow and operations, all in the Ariba® Commerce Cloud. Over 500,000 companies, including more than half of the Fortune 500, use Ariba’s solutions to drive more efficient inter-enterprise commerce. The Company was incorporated in Delaware in September 1996.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2011. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 filed on November 23, 2010 with the SEC. There have been no significant changes in the Company’s critical accounting policies that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. As discussed in Note 2 below, in November 2010 the Company sold its sourcing services and business process outsourcing (“BPO”) business. Accordingly, the sourcing services and BPO business has been reported as discontinued operations for all periods presented. The notes to condensed consolidated financial statements reflect historical amounts exclusive of discontinued operations, unless otherwise noted.

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

The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of a security, whether the security is new and not yet established in the marketplace, and other characteristics particular to a transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. When observable prices are not available, the Company either uses implied pricing from similar instruments or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those it believes market participants would use in pricing the asset or liability at the measurement date. See Note 10 for the fair value related to the Company’s cash equivalents, short-term investments, long-term investments and restricted cash.

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

No customer accounted for more than 10% of total revenues for the three and nine months ended June 30, 2011 and 2010. No customer accounted for more than 10% of net accounts receivable as of June 30, 2011 and September 30, 2010.

Recent Accounting Pronouncements

During the three and nine months ended June 30, 2011, there were no new accounting pronouncements adopted by the Company that had a significant impact on continuing operations.

During the three months ended June 30, 2011, the Financial Accounting Standards Board (“FASB”) amended the guidance for fair value measurements and disclosures. The amendments either clarify or change existing guidance, including the following: (i) the concepts of highest and best use and valuation premise are relevant only when measuring the fair value of nonfinancial assets and not relevant when measuring the fair value of financial assets or any liabilities; (ii) a reporting entity should measure the fair value of instruments classified in shareholders’ equity based on the fair value of the instrument from the perspective of a market participant that holds that instrument as an asset; (iii) a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that are categorized within Level 3 of the fair value hierarchy, a description of the valuation processes used, and a qualitative discussion about the sensitivity of such measurements; and (iv) a reporting entity should disclose the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendments are to be applied prospectively. The Company will adopt these amendments on January 1, 2012, which is not expected to have a material impact on the consolidated financial statements.

During the three months ended June 30, 2011, the FASB issued guidance that provides two alternatives for the presentation of other comprehensive income, either (i) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income or (ii) present items of other comprehensive income in a separate statement immediately following the statement of net income. Under either presentation method, amounts reclassified from other comprehensive income to net income and totals for net income, other comprehensive income, and comprehensive income will be presented. This guidance does not change the items that are reported in net income and other comprehensive income or the calculation of earnings per share. The guidance is effective for the Company on October 1, 2012, and retrospective application is required for all years presented. Early adoption is permitted. The adoption is not expected to have a material impact on the consolidated financial statements.

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

The Company regularly reviews VSOE, TPE and ESP and maintains internal controls over the establishment and updates of these estimates. There were no material changes to VSOE, TPE or ESP during the quarter ended June 30, 2011.

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

During the three and nine months ended June 30, 2011, the Company recorded $222,000 and $669,000, respectively, of stock-based compensation expense associated with employee stock purchase plan programs. During the three and nine months ended June 30, 2010, the Company recorded $156,000 and $520,000, respectively, of stock-based compensation expense associated with employee stock purchase plan programs.

During the three and nine months ended June 30, 2011, the Company granted 945,750 shares and 1.6 million shares, respectively, of restricted common stock time-based awards to non-employee directors and certain employees with a fair value of $30.7 million and $48.3 million, respectively. During the three and nine months ended June 30, 2010, the Company granted 516,000 shares and 1.0 million shares, respectively, of restricted common stock time-based awards to non-employee directors and certain employees with a fair value of $7.8 million and $13.9 million, respectively. This amount is being amortized over the vesting period of the individual restricted common stock grants, which is one to three years.

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

During the three months ended June 30, 2011 and 2010, the Company recorded $12.8 million and $10.5 million, respectively, of stock-based compensation expense associated with time-based restricted stock grants and performance-based restricted stock units. During the nine months ended June 30, 2011 and 2010, the Company recorded $37.8 million and $32.6 million, respectively, of stock-based compensation expense associated with time-based restricted stock grants and performance-based restricted stock units. As of June 30, 2011, there was $77.1 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan in the form of common stock with a value of $1.0 million and $895,000 in the three months ended June 30, 2011 and 2010, respectively, and $3.4 million and $3.1 million in the nine months ended June 30, 2011 and 2010, respectively.

Total stock-based compensation resulting from the ESPP, time-based awards, performance based units and the 401(k) Plan of $14.0 million and $11.5 million was recorded in the three months ended June 30, 2011 and 2010, respectively, and $41.8 million and $36.3 million in the nine months ended June 30, 2011 and 2010, respectively, to various operating expense categories as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues—subscription and maintenance	$927	$775	$2,612	$2,545
Cost of revenues—services and other	1,062	1,053	3,055	3,322
Sales and marketing	6,911	5,524	20,372	16,335
Research and development	2,118	1,396	6,199	3,984
General and administrative	2,981	2,392	8,806	8,880
Discontinued operations	—	380	802	1,206

Total	$13,999	$11,520	$41,846	$36,272

Derivative Financial Instruments

The Company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, the Company’s strategy is to have increases or decreases in foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. The Company’s foreign currency forward contracts generally settle within 90 days. The Company does not use these forward contracts for trading purposes. The Company does not designate these forward contracts as hedging instruments. Accordingly, the Company records the fair value of these contracts as of the end of the reporting period to the consolidated balance sheet with changes in fair value recorded in the consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is to prepaid expenses and other current assets for unrealized gains and to other current liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts is to non-operating income, net, for both realized and unrealized gains and losses. Cash flows related to these forward contracts are classified in the statements of cash flows within operating activities.

As of June 30, 2011, the notional amounts of the forward contracts held to sell and purchase United States dollars in exchange for other major international currencies were $4.2 million and $20.5 million, respectively, and the unrealized loss on these contracts was $175,000. As of September 30, 2010, the notional amounts of the forward contracts held to sell and purchase United States dollars in exchange for other major international currencies were $6.7 million and $18.7 million, respectively, and the unrealized loss on these contracts was $553,000. The notional principal amounts for derivative instruments provided one measure of the transaction volume outstanding as of June 30, 2011, and do not represent the amount of the Company’s exposure to credit or market loss. The Company has determined that the gross exposure for both market and credit risk is immaterial.

The fair value of the foreign currency forward contracts not designated as hedges in the condensed consolidated balance sheet were $132,000 included in prepaid expense and other current assets and $307,000 included in other current liabilities as of June 30, 2011. The fair value of the foreign currency forward contracts not designated as hedges in the condensed consolidated balance sheet were $322,000 included in prepaid expense and other current assets and $875,000 included in other current liabilities as of September 30, 2010. The fair value of the forward contracts is based on observable market spot and forward rates and is classified within Level 2 of the fair value hierarchy. The effects of the foreign currency forward contracts not designated as hedges on net income was a loss of $74,000 and a gain of $297,000 for the three months ended June 30, 2011 and 2010, respectively, and a loss of $583,000 and a gain of $434,000 for the nine months ended June 30, 2011 and 2010, respectively, and was included in interest and other income (expense), net on the condensed consolidated statement of operations.

Note 2—Discontinued Operations

On November 15, 2010, the Company sold its sourcing services and BPO services assets (collectively, the “Sourcing Services Business”) to Accenture for approximately $51.0 million in cash, of which $12.0 million was subject to escrow, resulting in a gain of approximately $39.5 million, less estimated income taxes of $289,000. The release of funds from the escrow was primarily based on the assignment of contracts to Accenture over the two-year period from the closing of the transaction. As of June 30, 2011, the escrow conditions were met and $12.0 million was collected. The assets of the Sourcing Services Business include the Company’s category expertise, sourcing process expertise and strategic sourcing execution resources. As of September 30, 2010, the assets of the Sourcing Services Business were comprised of goodwill of $11.8 million. The following table summarizes the financial information for the Sourcing Services Business operations for the three and nine months ended June 30, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Revenues from discontinued operations	$1,022	$10,243	$11,591	$30,544

Income (loss) from discontinued operations before income taxes	349	662	(3,608)	2,629
Provision for income taxes	—	38	—	113

Net income (loss) from discontinued operations	$349	$624	$(3,608)	$2,516

Gain on sale of discontinued operations, net of tax	$—	$—	$39,164	$—

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

The fair value of consideration was $171.6 million, consisting of (i) $83.8 million in cash; (ii) $64.7 million in Ariba common stock (2.6 million shares valued at the closing price of Ariba common stock on the acquisition date); and (iii) a contingent payment valued at $23.1 million.

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

The contingent payment, which is separate from the amounts deposited in escrow referred to above, ranges from zero to $25.0 million and is subject to the achievement of the Performance Conditions. If the Performance Conditions are met in full, after the third anniversary of the acquisition date, Ariba will pay the $25.0 million contingent payment in cash, or at its election, Ariba stock. The fair value of the contingent payment was estimated by applying the income approach and is based on significant unobservable inputs (Level 3 inputs) that include the probability of the Performance Conditions being achieved and a discount rate. As of June 30, 2011, the assumptions used to develop the inputs did not change from the acquisition date. The liability of $23.1 million as of the acquisition date, classified in other-long term liabilities on the condensed consolidated balance sheet, was increased by $277,000 during the nine months ended June 30, 2011 as a result of accretion, which was recorded in interest and other income (expense), net on the condensed consolidated statement of operations.

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

Goodwill related to the Quadrem acquisition consists largely of the further expansion and growth expected from combining the operations of Ariba and Quadrem. The Company expects that a majority of goodwill will be deductible for United States income tax purposes.

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

Acquisition-related costs of $2.5 million were included in general and administrative expense in Ariba’s condensed consolidated statement of operations for the nine months ended June 30, 2011. Quadrem’s results of operations have been included in our condensed consolidated financial statements from the acquisition date.

Revenues, net income and earnings per share for the combined entity had the acquisition date been April 1, 2011 and 2010 and October 1, 2011 and 2010, respectively (the beginning of the periods presented below), are as follows (in thousands, except per share amounts). This pro forma information is not intended to represent or be indicative of the combined results of operations or financial position that we would have reported had the acquisition been completed as of these dates and for the periods presented, and should not be taken as representative of our consolidated results of operations or financial condition following the acquisition.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Total revenues	$121,917	$101,875	$351,031	$287,455
Net (loss) income	$(11,934)	$4,769	$32,293	$11,329
Net (loss) income per share—basic	$(0.13)	$0.05	$0.35	$0.13
Net (loss) income per share—diluted	$(0.13)	$0.05	$0.34	$0.12
Weighted average shares—basic	93,101	89,746	92,341	88,883
Weighted average shares—diluted	93,101	91,919	95,845	91,366

Note 4—Other Intangible Assets

The table below reflects changes or activity in the balances related to other intangible assets for the nine months ended June 30, 2011 (in thousands):

	Useful Life	June 30, 2011			September 30, 2010
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	48 months	$23,200	$(14,352)	$8,848	$13,300	$(13,300)	$—
Contracts and related customer relationships	60 to 72 months	127,081	(74,728)	52,353	80,881	(67,727)	13,154
Trade names/trademarks	48 months	7,500	(2,763)	4,737	2,200	(2,200)	—
Non-competition agreements	24 months	600	(600)	—	600	(600)	—

Total		$158,381	$(92,443)	$65,938	$96,981	$(83,827)	$13,154

The increase in other intangible assets during the nine months ended June 30, 2011 was due to the acquisition of Quadrem (see Note 3).

Amortization of other intangible assets for the three and nine months ended June 30, 2011 totaled $4.3 million and $8.6 million, respectively. Of the total, amortization of $4.0 million and $8.1 million related to contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three and nine months ended June 30, 2011, respectively. Amortization of $331,000 and $573,000 related to trade names/trademarks and was recorded as operating expense in the three and nine months ended June 30, 2011, respectively.

Amortization of other intangible assets for the three and nine months ended June 30, 2010 totaled $1.0 million and $3.5 million, respectively. Of the total, amortization of $1.0 million and $3.4 million related to contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three and nine months ended June 30, 2010, respectively. Amortization of $104,000, related to trade names/trademarks and non-competition agreements, was recorded as operating expense in the nine months ended June 30, 2010.

As of June 30, 2011, estimated future amortization expense related to intangible assets is $4.3 million for the remainder of fiscal year 2011, $17.1 million in fiscal year 2012, $17.1 million in fiscal year 2013, $13.9 million in fiscal year 2014, and $10.5 million in fiscal year 2015.

Note 5—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building on Eleventh Avenue in Sunnyvale, California. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company has abandoned this facility and currently subleases over three buildings, totaling 571,000 square feet, to third parties. The majority of these subleases expire in January 2013. The remaining square feet is available for sublease. Minimum monthly lease payments are approximately $3.6 million and escalate annually, with the total future minimum lease payments amounting to $69.4 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit backed by cash equivalents, totaling $28.8 million as of June 30, 2011, as a form of security through January 2013. Also, the Company is required by other agreements to hold an additional $520,000 in standby letters of credit and other guarantees, which are cash collateralized. These instruments are issued by its banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $29.4 million is classified as restricted cash on the Company’s condensed consolidated balance sheet as of June 30, 2011.

In February 2011, the Company entered into a facility lease agreement for approximately 86,000 square feet on Hermosa Court in Sunnyvale, California for its headquarters. The operating lease term commenced in May 2011 and ends in November 2021. The Company moved its headquarters into this facility in June 2011.

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

The Company leases certain equipment, software and its facilities under various non-cancelable operating with various expiration dates through 2017. Rental expense was $6.5 million and $6.1 million for the three months ended June 30, 2011 and 2010, respectively, and $19.3 million and $18.4 million for the nine months ended June 30, 2011 and 2010, respectively. This expense was reduced by sublease income of $3.5 million and $2.8 million for the three months ended June 30, 2011 and 2010, respectively, and $9.8 million and $8.5 million for the nine months ended June 30, 2011 and 2010, respectively.

The following table summarizes future minimum lease payments and sublease income under noncancelable operating leases as of June 30, 2011 (in thousands):

Period Ending September 30,	Lease Payments	Contractual Sublease Income
2011	$12,849	$3,891
2012	53,838	16,022
2013	24,126	5,383
2014	7,810	440
2015	6,752	440
Thereafter	23,040	990

Total	$128,415	$27,166

Of the total operating lease commitments noted above, $56.0 million is for occupied properties and $72.4 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring costs

The following table details accrued restructuring obligations and related activity through June 30, 2011 (in thousands):

	Severance and benefits	Lease abandonment costs	Asset impairment	Total restructuring costs
Accrued restructuring obligations as of October 1, 2009	$42	$49,020	$—	$49,062
Cash paid	(42)	(17,072)	—	(17,114)
Total charge to operating expense	—	8,579	—	8,579

Accrued restructuring obligations as of September 30, 2010	$—	$40,527	$—	$40,527
Cash paid	—	(12,485)	—	(12,485)
Total charge to operating expense	—	7,436	3,268	10,704
Asset impairment applied to asset balances	—	—	(3,268)	(3,268)
Reclassification from deferred rent obligations	—	2,104	—	2,104

Accrued restructuring obligations as of June 30, 2011	$—	$37,582	$—	$37,582

Less: current portion				23,191

Accrued restructuring obligations, less current portion				$14,391

Lease abandonment and asset impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Sunnyvale, California and Pittsburgh, Pennsylvania. During the three months ended June 30, 2011, the Company moved its headquarters within Sunnyvale, California to Hermosa Court and abandoned its previous headquarters facility on Eleventh Avenue. As a result, the Company recorded $12.3 million of lease abandonment costs in the three months ended June 30, 2011 and $2.0 million and $3.3 million of accelerated depreciation expense in the three and nine months ended June 30, 2011, respectively, at the previous headquarters facility.

During the three months ended June 30, 2011, the Company entered into an agreement to sublease approximately 45,000 square feet of space at the Company’s Sunnyvale, California Eleventh Avenue facility through January 2013. The impact of the execution of this sublease agreement was a benefit to operating expenses of $875,000 in the three months ended June 30, 2011.

During the nine months ended June 30, 2011, the Company entered into an agreement to sublease approximately 44,000 square feet of space at the Company’s Sunnyvale, California Eleventh Avenue facility through April 2012. The impact of the execution of this sublease agreement was a benefit to operating expenses of $1.1 million in the nine months ended June 30, 2011. During the nine months ended June 30, 2011, the Company entered into an amendment with Juniper Networks, Inc. (“Juniper”), the successor in interest to NetScreen Technologies, Inc. (“NetScreen”), to the sublease dated as of October 18, 2002 between the Company and NetScreen. Pursuant to the amendment, Juniper agreed to lease approximately 86,000 square feet of additional space at the Company’s Sunnyvale, California Eleventh Avenue facility through January 2013. The impact of the execution of the amendment to the sublease agreement with Juniper was a benefit to operating expenses of $2.9 million in the nine months ended June 30, 2011.

Total lease abandonment costs include lease liabilities offset by sublease income. As of June 30, 2011, $37.6 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013. The Company’s lease abandonment accrual is net of $27.2 million of sublease income.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material non-cancelable purchase commitments as of June 30, 2011.

Litigation and other proceedings

Patent litigation

In June 2011, two of the Company’s subsidiaries, Quadrem International Ltd. (“QIL”) and Quadrem Netherlands, B.V. (“QNBV”), were sued for patent infringement in the United States District Court for the Southern District of Texas. The former ultimate parent holding company of QIL and QNBV was also named as a defendant in the suit. At least 17 other entities were named as defendants in the suit. The complaint alleges that these 17 defendants use of certain Quadrem technologies, and QIL’s and QNBV’s conduct in providing these technologies, infringes claims contained in a patent purportedly owned by plaintiff. Plaintiff seeks an unspecified amount of damages, a finding of willfulness, an award of attorney’s fees, costs and interest and injunctive relief. As of June 30, 2011, no amount is accrued as a loss is not considered probable or estimable.

In December 2010, the Company’s subsidiary, Quadrem U.S., Inc. (“Quadrem U.S.”), was sued for patent infringement in the United States District Court for the Middle District of Pennsylvania. At least 10 other defendants were named as defendants in the suit. The complaint alleges that Quadrem U.S.’s use of another defendant’s software suite infringes claims contained in two patents purportedly owned by plaintiff. The complaint alleges that there might be other Quadrem U.S. conduct that constitutes infringement of the two patents as well; however, subsequent discovery responses from the plaintiff only identify the use of the other defendant’s software as the basis for the claims. Plaintiff seeks an unspecified amount of damages, a finding of willfulness, an award of attorney’s fees, costs and interest and injunctive relief. The defendants filed a joint motion to dismiss the case in March 2011 and that motion is currently pending. As of June 30, 2011, no amount is accrued as a loss is not considered probable or estimable.

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

General

From time to time, the Company is involved in a variety of claims, suits, investigations, and proceedings arising from the ordinary course of its business, including actions with respect to intellectual property claims, government investigations, labor and employment claims, breach of contract claims, tax, and other matters. Regardless of the outcome, these proceedings can have an adverse impact on the Company because of defense costs, diversion of management resources, and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations, and cash flows in a particular period or subject the Company to an injunction that could seriously harm its business. See the risk factors “Litigation Could Seriously Harm Our Business,” “We May be Sued by Third Parties for Alleged Infringement of Their Proprietary Rights,” “If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers” and “We Could Be Subject to Potential Claims Related to Our On-Demand Solutions, As Well As Our Supplier Networks,” in the Risk Factors section of Part II, Item 1A of this Quarterly Report on Form 10-Q.

Indemnification

The Company sells software licenses, access to its on-demand offerings and/or services to its customers under various different contracts (collectively, “Software License and Service Agreements,” or “SLSA”). Each SLSA contains the relevant terms of the contractual arrangement with the customer, and may include provisions for indemnifying the customer against losses, expenses and liabilities from damages that may be incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright, trade secret, trademark or other proprietary right of a third party. The SLSA generally limits the scope of remedies for such included indemnification obligations in a variety of industry-standard respects, including but not limited to certain product usage limitations and geography-based scope limitations, and a right to replace an infringing product or service or modify them to make them non-infringing. If the Company cannot address the infringement by replacing the product or service, or modifying the product or service, the Company may be allowed to cancel the license or service and return certain of the fees paid by the customer.

Note 6—Income Taxes

The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to the Company’s tax audits. However, there can be no assurances as to the possible outcomes. In the nine months ended June 30, 2011, the unrecognized tax benefits decreased by $2.9 million, primarily due to the expiration of statutes of limitation in a foreign jurisdiction. As of June 30, 2011, approximately $1.8 million of unrecognized benefits would affect the Company’s effective tax rate if realized. The Company does not anticipate any significant changes to the unrecognized tax benefits in the next twelve months.

The Company released interest and penalties related to lapses of statute of limitations of uncertain tax positions in the Company’s provision for income taxes line of the Company’s condensed consolidated statements of operations of $1.0 million during the nine months ended June 30, 2011. The gross amount of interest and penalties accrued as of June 30, 2011 was $574,000.

In the three months ended June 30, 2011, the provision for income taxes was $2.0 million on a loss from continuing operations before income taxes of $10.3 million as a result of pre-tax income in certain tax jurisdictions.

Note 7—Stockholders’ Equity

Stock-Based Compensation Plans

A summary of the activity related to the Company’s restricted common stock is presented below for the nine months ended June 30, 2011:

	Nine Months Ended June 30, 2011
	Number of Shares	Weighted- Average Fair Value
Nonvested at beginning of period	6,207,600	$11.32
Granted	1,595,833	$30.32
Vested	(3,360,465)	$11.41
Forfeited	(239,770)	$13.79

Nonvested at end of period	4,203,198	$18.31

The fair value of stock awards vested for the three and nine months ended June 30, 2011 totaled $16.9 million and $77.7 million, respectively, and $5.1 million and $35.7 million for the three and nine months ended June 30, 2010, respectively.

The nonvested share roll forward presented above excludes the performance-based restricted stock units granted in the nine months ended June 30, 2011. See “Stock-Based Compensation” in Note 1.

A summary of the activity related to the Company’s stock options is presented below:

	Nine Months Ended June 30, 2011
	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	524,630	$11.61
Exercised	(125,990)	$12.96
Forfeited	(14,629)	$54.55

Outstanding and exercisable at end of period	384,011	$9.32	$9,608,000

The total intrinsic value of options exercised during the three and nine months ended June 30, 2011 was $943,000 and $1.9 million, respectively, and $128,000 and $153,000 during the three and nine months ended June 30, 2010, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2011 and the exercise price, multiplied by the number of shares subject to in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. This amount changes based on the fair market value of the Company’s stock.

Comprehensive (Loss) Income

Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive (loss) income for the three and nine months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net (loss) income	$(11,934)	$4,274	$30,166	$12,250
Unrealized gain on securities	498	862	77	1,502
Foreign currency translation adjustments	106	(545)	232	(928)

Comprehensive (loss) income	$(11,330)	$4,591	$30,475	$12,824

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive loss as of June 30, 2011 and September 30, 2010 are as follows (in thousands):

	June 30, 2011	September 30, 2010
Unrealized loss on securities	$(2,152)	$(2,229)
Foreign currency translation adjustments	582	350

Accumulated other comprehensive loss	$(1,570)	$(1,879)

Note 8—Net (Loss) Income Per Share

The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
(Loss) income from continuing operations	$(12,283)	$3,650	$(5,390)	$9,734
Discontinued operations, net of tax	349	624	35,556	2,516

Net (loss) income	$(11,934)	$4,274	$30,166	$12,250

Weighted-average common shares outstanding—basic	93,101	87,163	91,193	86,300
Add: Effect of dilutive securities	—	2,173	3,504	2,483

Weighted-average common shares—diluted	93,101	89,336	94,697	88,783

(Loss) income from continuing operations	$(0.13)	$0.04	$(0.06)	$0.11
Discontinued operations, net of tax	0.00	0.01	0.39	0.03

Net (loss) income per common share—basic	$(0.13)	$0.05	$0.33	$0.14

(Loss) income from continuing operations	$(0.13)	$0.04	$(0.06)	$0.11
Discontinued operations, net of tax	0.00	0.01	0.38	0.03

Net (loss) income per common share—diluted	$(0.13)	$0.05	$0.32	$0.14

For the three months ended June 30, 2011, the Company excluded approximately 3.6 million of outstanding options, shares to be issued under employee stock purchase plan programs and unvested restricted common stock from diluted shares because their effect was anti-dilutive due to the net loss recognized in this period.

Note 9—Segment Information

The Company’s chief operating decision-maker currently reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of allocating resources and evaluating financial performance. Accordingly, management considers the Company to have a single operating segment, compared to the prior year periods presented below where three operating segments were reportable. The prior year information below is presented on a basis consistent with the determination of one operating segment in the current year. Management evaluates performance based on several factors including revenues and operating income. The results are based on the Company’s method of internal reporting, which may not allocate income and expenses that management does not believe are indicative of the ongoing operating performance of the Company, and are not necessarily in conformity with GAAP.

The reconciliation of the segment operating result to the Company’s (loss) income from continuing operations before income taxes is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Segment operating result	$20,747	$16,494	$54,760	$47,525
Amortization of intangible assets	(4,285)	(1,025)	(8,627)	(3,481)
Stock-based compensation	(13,999)	(11,140)	(41,044)	(35,066)
Tax accrual reversal	—	—	—	3,089
Litigation benefit	—	—	—	7,000
Restructuring costs	(13,396)	—	(10,704)	(8,579)
Transaction costs	—	—	(2,471)	—

Operating (loss) income	$(10,933)	$4,329	$(8,086)	$10,488
Interest and other income (expense), net	671	(294)	1,766	126

(Loss) income from continuing operations before income taxes	$(10,262)	$4,035	$(6,320)	$10,614

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Network revenues	$37,164	$10,659	$79,573	$29,804
Subscription software application revenues	39,198	33,319	114,600	97,706

Total subscription software revenues	$76,362	$43,978	$194,173	$127,510
Maintenance revenues	14,655	16,790	45,551	50,387
Services and other revenues	30,900	22,238	81,378	57,609

Total	$121,917	$83,006	$321,102	$235,506

The Company markets its products in the United States and in foreign countries through its direct sales force and indirect sales channels. Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Revenue by geographic area is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
North America	$72,018	$59,724	$204,288	$170,098
EMEA	24,595	17,456	66,218	49,863
Rest of World	25,304	5,826	50,596	15,545

Total revenue	$121,917	$83,006	$321,102	$235,506

Long-lived assets by geographic area are as follows (in thousands):

	June 30, 2011	September 30, 2010
United States	$28,732	$14,633
International	3,299	1,325

Total	$32,031	$15,958

Note 10—Fair Value

As of June 30, 2011, the fair value measurements of the Company’s cash equivalents, short-term investments, long-term investments and restricted cash consisted of the following and are categorized in the table below based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$40,685	$—	$—	$40,685
Certificates of deposit and other bank deposits	118,074	—	—	118,074
Non-United States government securities	30,203	—	—	30,203
United States government and agency securities	1,420	—	—	1,420
Auction rate securities	—	—	17,357	17,357

Total cash equivalents, investments and restricted cash	$190,382	$—	$17,357	$207,739

The table below presents reconciliations for market securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended June 30, 2011 (in thousands):

Nine Months Ended June 30, 2011
Beginning balance as of October 1, 2010	$17,440
Realized losses	—
Unrealized gains	64
Redemptions	(325)
Accretion and other	178

Ending fair value as of June 30, 2011	$17,357

Auction rate securities

The Company holds a variety of interest-bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loans and credit derivative products. As of June 30, 2011, the Company held $17.6 million in par value of student loan securities that failed to settle in auctions commencing February 2008 and $3.4 million in par value of commercial paper and credit derivative products that failed to settle in auctions commencing August 2007. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The continuing uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until such time as either a future auction of these investments is successful or a buyer is found outside of the auction process. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

Contractual maturity dates for these ARS investments range from 2016 to 2047. The ARS backed by student loans are guaranteed by the United States government and have credit ratings of AAA to A. The ARS investments were in compliance with the Company’s investment policy at the time of acquisition and are investment grade quality, except for one credit derivative product.

Currently, we have no intent to sell these ARS investments prior to recovery to par value, nor are we aware of any factors that would make such a sale of the ARS investments more likely than not. As of June 30, 2011, the Company has classified the entire ARS investment balance as long-term investments on its condensed consolidated balance sheet because of its current inability to predict that these investments will be available for settlement within the next twelve months. Since auction failures in 2008, the Company has modified its current investment strategy and increased its investments in more liquid money market instruments.

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

The Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value of its investment in ARS as of June 30, 2011. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $17.6 million of student loan securities and $3.4 million of credit derivative products was adjusted by 150 basis points (“bps”) for the student loan securities and 950 bps for the credit derivative product, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on the assessment of fair value through June 30, 2011, the Company determined there was a decline in the fair value of its ARS investments of $3.7 million, of which $2.2 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, the Company recorded an other-than-temporary impairment of $1.9 million, partially offset by $409,000 of accretion recorded through June 30, 2011. Based upon its analysis of this impairment, the Company determined that the other-than-temporary loss of $1.5 million was principally related to the credit loss on the investment. Additionally, the Company evaluated the factors related to other than credit loss, which were determined to be immaterial to the condensed consolidated financial statements.

The Company reviews its impairments in accordance with the changes issued by the FASB to fair value accounting and the recognition and presentation of other-than-temporary impairments, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the Company’s intent and ability to retain its investment for a period of time sufficient to allow for the recovery in market value to par. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, the Company may, in the near future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $2.2 million currently accounted for as a temporary decline or may be greater than the $1.5 million other-than-temporary impairment recorded through June 30, 2011.

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

Overview of Our Business

Ariba is the leading provider of collaborative business commerce solutions for buying and selling goods and services. Ariba combines industry-leading software as a service (“SaaS”) technology to optimize the complete commerce lifecycle and enables companies to discover, connect and collaborate with a global network of trading partners and expert capabilities to augment internal resources and skills, delivering services needed to control costs, minimize risk, improve profits and enhance cash flow and operations, all in the Ariba® Commerce Cloud. Over 500,000 companies, including more than half of the Fortune 500, use Ariba’s solutions to drive more efficient inter-enterprise commerce.

Our software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. Our software is designed to integrate with all major platforms and can be accessed via a web browser. Our software can be provided as a service in an on-demand model or deployed as an installed application. In addition to application software, Ariba’s collaborative business commerce solutions include implementation and strategic consulting services, education and training. Ariba’s collaborative business commerce solutions also integrate with and leverage our supplier networks. Our supplier networks are scalable Internet infrastructures that connect our buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices. Over 390,000 registered suppliers, offering a wide array of goods and services, are connected to our supplier networks.

On November 15, 2010, we sold our sourcing services and business process outsourcing services assets (collectively, the “Sourcing Services Business”) to Accenture. Accordingly, the Sourcing Services Business has been reported as discontinued operations for all periods presented. See Note 2 of Notes to Condensed Consolidated Financial Statements.

On January 27, 2011, we acquired the business of Quadrem International Holdings, Ltd. This business (“Quadrem”) consists of a global electronic marketplace to facilitate the procurement of goods and services by companies from their supplier communities. Quadrem’s results of operations have been included in our condensed consolidated financial statements from the acquisition date. See Note 3 of Notes to Condensed Consolidated Financial Statements.

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

We have aligned our business model with the way we believe customers want to purchase and deploy business commerce solutions. Customers may generally subscribe to our software products and services for a specified term and/or pay for services on a time-and-materials or milestone basis, depending upon their business requirements. Our revenue is comprised of subscription and maintenance fees, and services and other fees. Subscription and maintenance revenue consists of subscription fees charged for hosted on-demand software solutions, single tenant software subscriptions, and fees paid by suppliers for access to our supplier networks, as well as maintenance fees for product updates and support. Services and other revenue consists of fees for implementation services, consulting services, managed services, training, education, premium support, and other miscellaneous items.

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

Overview of Quarter Ended June 30, 2011

Our revenues increased to $121.9 million in the three months ended June 30, 2011 compared to $83.0 million in the three months ended June 30, 2010. This was an increase of $38.9 million, or 47%, including 17% organic growth. Subscription and maintenance revenues increased $30.2 million. Subscription revenues increased $32.4 million, or 74%, including 27% organic growth. Services and other revenues increased $8.7 million, or 39%, including 20% organic growth. Our organic growth, which excludes revenues related to the acquisition of Quadrem, reflects increased demand for our subscription software products; increased network revenues due to higher volumes, more chargeable relationships and a pricing modification; and increased services in both our software and network businesses.

Operating expenses increased to $87.1 million in the three months ended June 30, 2011 compared to $49.9 million in the three months ended June 30, 2010. The increase in operating expenses is primarily the result of $13.4 million in restructuring costs, largely due to moving our headquarters within Sunnyvale, California to Hermosa Court and abandoning our previous headquarters facility on Eleventh Avenue, an increase in compensation and benefits expense related to an increase in headcount in the three months ended June 30, 2011, and increased costs as a result of the acquisition of Quadrem. In summation, our total net expenses from continuing operations, including costs of revenues and other items, increased to $134.2 million in the three months ended June 30, 2011 compared to $79.4 million in the three months ended June 30, 2010. Combined with the increase in revenue, this resulted in a loss from continuing operations for the three months ended June 30, 2011 of $12.3 million compared to income from continuing operations of $3.6 million in the three months ended June 30, 2010.

Income from discontinued operations decreased to $349,000 in the three months ended June 30, 2011 compared to $624,000 in the three months ended June 30, 2010. Discontinued operations related the sale of our Sourcing Services Business. Our net loss for the three months ended June 30, 2011 was $11.9 million compared to net income of $4.3 million in the three months ended June 30, 2010.

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

We believe that our success for the remainder of fiscal year 2011 will depend largely on our ability to: (1) renew our subscription or time-based revenues, including on-demand software fees, maintenance fees, and fees for certain services; (2) sell additional solutions to new and existing customers; (3) capitalize on revenue opportunities, such as increased fees for our supplier networks and selling on-demand business commerce solutions to smaller and mid-market customers; (4) successfully integrate and manage the acquired Quadrem business; and (5) retain and expand our workforce in the face of competitive hiring conditions in the technology sector.

In addition to the macro-economic impact, we believe that key risks to our revenues in fiscal year 2011 include: our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; our ability to generate organic growth; the overall level of information technology spending; and potential declines in average selling prices. We believe that key risks to our future operating profitability include our ability to maintain or grow our revenues and our ability to maintain adequate utilization of our services organization. We may not be successful in addressing such risks and difficulties. See “Risk Factors” in Part II of this Form 10-Q for additional information.

Results of Operations

The following table sets forth statements of operations data for the periods indicated (in thousands). The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Form 10-K for the fiscal year ended September 30, 2010 filed with the SEC on November 23, 2010.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Subscription and maintenance	$91,017	$60,768	$239,724	$177,897
Services and other	30,900	22,238	81,378	57,609

Total revenues	121,917	83,006	321,102	235,506

Cost of revenues:
Subscription and maintenance	19,507	13,045	51,477	38,358
Services and other	22,274	14,682	56,798	40,341
Amortization of acquired technology and customer intangible assets	3,954	1,025	8,054	3,377

Total cost of revenues	45,735	28,752	116,329	82,076

Gross profit	76,182	54,254	204,773	153,430

Operating expenses:
Sales and marketing	43,019	29,619	118,566	83,380
Research and development	16,661	11,622	44,157	34,112
General and administrative	13,708	8,684	38,859	23,767
Litigation benefit	—	—	—	(7,000)
Amortization of other intangible assets	331	—	573	104
Restructuring costs	13,396	—	10,704	8,579

Total operating expenses	87,115	49,925	212,859	142,942

Operating (loss) income	(10,933)	4,329	(8,086)	10,488
Interest and other income (expense), net	671	(294)	1,766	126

(Loss) income from continuing operations before income taxes	(10,262)	4,035	(6,320)	10,614
Provision for (benefit from) income taxes	2,021	385	(930)	880

(Loss) income from continuing operations	(12,283)	3,650	(5,390)	9,734
Discontinued operations, net of tax:
Income (loss) from discontinued operations	349	624	(3,608)	2,516
Gain on sale of discontinued operations	—	—	39,164	—

Total discontinued operations	349	624	35,556	2,516

Net (loss) income	$(11,934)	$4,274	$30,166	$12,250

Comparison of the Three Months and Nine Months Ended June 30, 2011 and 2010

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

Subscription and maintenance

Subscription and maintenance revenues for the three months ended June 30, 2011 were $91.0 million, a 50% increase from the $60.8 million recorded in the three months ended June 30, 2010. Subscription revenues increased $32.4 million, or 74%, including 27% organic growth. Subscription and maintenance revenues for the nine months ended June 30, 2011 were $239.7 million, a 35% increase from the $177.9 million recorded in the nine months ended June 30, 2010. Subscription revenues increased $66.7 million, or 52%, including 26% organic growth. Our organic growth reflects increased demand for our subscription software products; and increased network revenues due to higher volumes, more chargeable relationships and a pricing modification. Maintenance revenues for the three months ended June 30, 2011 were $14.7 million, a 12% decrease from the $16.8 million recorded in the three months ended June 30, 2010. Maintenance revenues for the nine months ended June 30, 2011 were $45.6 million, a 10% decrease from the $50.4 million recorded in the nine months ended June 30, 2010. The decrease in both periods was primarily due to a decline in perpetual license revenues. We anticipate that subscription revenues will increase in fiscal year 2011 compared to fiscal year 2010, in part as a result of the acquisition of Quadrem, partially offset by modest declines of maintenance revenues in fiscal year 2011.

Services and other

Services and other revenues for the three months ended June 30, 2011 were $30.9 million, a 39% increase including 20% organic growth, from the $22.2 million recorded in the three months ended June 30, 2010. Services and other revenues for the nine months ended June 30, 2011 were $81.4 million, a 41% increase including 30% organic growth, from the $57.6 million recorded in the nine months ended June 30, 2010. Our organic growth reflects increased services in both our software and network businesses. We anticipate that services and other revenues will increase in fiscal year 2011 compared to fiscal year 2010.

Cost of Revenues

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for hosting services and technical support, including stock compensation costs and facilities and equipment costs. Cost of subscription and maintenance revenues for the three months ended June 30, 2011 was $19.5 million, a 50% increase from the $13.0 million recorded in the three months ended June 30, 2010. Cost of subscription and maintenance revenues for the nine months ended June 30, 2011 was $51.5 million, a 34% increase from the $38.4 million recorded in the nine months ended June 30, 2010. The increase in both periods is primarily the result of an increase in hosted support costs associated with the overall increase in subscription revenues. We anticipate that cost of subscription and maintenance expenses will remain relatively consistent as a percentage of subscription and maintenance revenues in fiscal year 2011 compared to fiscal year 2010.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock compensation costs, training personnel, facilities and equipment costs. Cost of services and other revenues for the three months ended June 30, 2011 was $22.3 million, a 52% increase from the $14.7 million recorded in the three months ended June 30, 2010. Cost of services and other revenues for the nine months ended June 30, 2011 was $56.8 million, a 41% increase from the $40.3 million recorded in the nine months ended June 30, 2010. This increase in both periods is primarily the result of an increase in headcount-related costs associated with the increase in services and other revenues. We anticipate that cost of services and other revenues will remain relatively consistent as a percentage of services and other revenues in fiscal year 2011 compared to fiscal year 2010.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of assets associated with our acquisition of Quadrem and fiscal year 2008 acquisition of Procuri, Inc. This expense amounted to $4.0 million and $1.0 million in the three months ended June 30, 2011 and 2010, respectively, and $8.1 million and $3.4 million in the nine months ended June 30, 2011 and 2010, respectively. The increase in the three and nine months ended June 30, 2011 is due to the acquisition of Quadrem. We anticipate amortization of acquired technology and customer intangible assets will increase in fiscal year 2011 compared to fiscal year 2010 due to the acquisition of Quadrem.

Gross profit

Our gross profit as a percentage of revenues was 62% for the three months ended June 30, 2011 compared to 64% for the nine months ended June 30, 2011 and 65% for the three and nine months ended June 30, 2010. The decrease in the three and nine months ended June 30, 2011 is primarily due to the increase in amortization of acquired technology and customer intangible assets associated with our acquisition of Quadrem.

Operating Expenses

Sales and marketing

Sales and marketing includes costs associated with our sales, marketing and product marketing personnel, and consists primarily of salaries and benefits, commissions and bonuses, stock compensation, promotional and advertising and travel and entertainment expenses related to these personnel, as well as the provision for doubtful accounts. Sales and marketing expenses for the three months ended June 30, 2011 were $43.0 million, a 45% increase from the $29.6 million recorded in the three months ended June 30, 2010. This increase of $13.4 million is primarily due to the following: (1) increased salary and benefits costs and travel costs of $8.0 million and $1.3 million, respectively, related to an increase in overall sales and marketing headcount and the acquisition of Quadrem; (2) increased sales commission and bonus expense of $1.7 million related to the increase in revenues and headcount noted above; and (3) an increase in stock-based compensation of $1.4 million related to restricted stock awards.

Sales and marketing expenses for the nine months ended June 30, 2011 were $118.6 million, a 42% increase from the $83.4 million recorded in the nine months ended June 30, 2010. This increase of $35.2 million is primarily due to the following: (1) increased salary and benefits costs, travel costs and recruiting costs of $18.8 million, $2.9 million and $1.5 million, respectively, related to an increase in overall sales and marketing headcount and the acquisition of Quadrem; (2) increased sales commission and bonus expense of $4.2 million related to the increase in revenues and headcount noted above; (3) an increase in stock-based compensation of $4.0 million related to restricted stock awards; and (4) increased marketing expense of $1.2 million in the nine months ended June 30, 2011.

We anticipate that sales and marketing expenses will slightly increase as a percentage of revenues in fiscal year 2011 compared to fiscal year 2010.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes salaries and benefits, stock compensation, consulting costs and the cost of software development tools and equipment. Research and development expenses for the three months ended June 30, 2011 were $16.7 million, a 44% increase from the $11.6 million recorded in the three months ended June 30, 2010. This increase of $5.1 million was primarily due to an increase of $2.4 million in salary and benefits costs due to an increase in overall research and development headcount and the acquisition of Quadrem and an increase in stock-based compensation of $722,000 related to restricted stock awards.

Research and development expenses for the nine months ended June 30, 2011 were $44.2 million, a 30% increase from the $34.1 million recorded in the nine months ended June 30, 2010. This increase of $10.1 million was primarily due to the following: (1) increased salary and benefits costs of $4.3 million due to an increase in overall research and development headcount and the acquisition of Quadrem; (2) an increase in stock-based compensation of $2.2 million related to restricted stock awards; and (3) increased professional services costs of $810,000.

We anticipate that research and development expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2011 compared to the year ended September 30, 2010.

General and administrative

General and administrative includes costs for executive, finance, human resources, information technology, legal and administrative support functions. General and administrative expenses for the three months ended June 30, 2011 were $13.7 million, a 57% increase from the $8.7 million recorded in the three months ended June 30, 2010. This increase of $5.0 million is primarily due to increased salary and benefits costs of $3.1 million related to an increase in overall general and administrative headcount associated with the acquisition of Quadrem.

General and administrative expenses for the nine months ended June 30, 2011 were $38.9 million, a 63% increase from the $23.8 million recorded in the nine months ended June 30, 2010. This increase of $15.1 million is primarily due to the following: (1) increased salary and benefits costs of $5.2 million related to an increase in overall general and administrative headcount associated with the acquisition of Quadrem; (2) a $3.1 million benefit in the nine months ended June 30, 2010 based upon management’s assessment that a previously accrued contingency had less than a remote probability of potential loss; and (3) increased professional services and facilities costs of $3.0 million and $1.3 million, respectively, primarily associated with the acquisition of Quadrem.

We anticipate that general and administrative expenses will increase as a percentage of revenues in the year ending September 30, 2011 compared to the year ended September 30, 2010.

Litigation benefit

During the nine months ended June 30, 2010, we recorded $7.0 million of income related to the Emptoris matter. See “Patent litigation with Emptoris, Inc.” in Note 5 of Notes to Condensed Consolidated Financial Statements.

Amortization of other intangible assets

Amortization of other intangible assets represents the amortization of assets associated with our acquisition of Quadrem and fiscal year 2008 acquisition of Procuri, Inc. This expense amounted to $331,000 and $573,000 in the three and nine months ended June 30, 2011, respectively, and $104,000 in the nine months ended June 30, 2010. The increase in the three and nine months ended June 30, 2011 is due to the acquisition of Quadrem. We anticipate amortization of acquired technology and customer intangible assets will increase in fiscal year 2011 compared to fiscal year 2010 due to the acquisition of Quadrem.

Restructuring costs

We recorded restructuring costs of $13.4 million in the three months ended June 30, 2011. During the three months ended June 30, 2011, we moved our headquarters within Sunnyvale, California to Hermosa Court and abandoned our previous headquarters facility on Eleventh Avenue. As a result, we recorded $12.3 million of lease abandonment costs and $2.0 million of accelerated depreciation expense at the previous headquarters facility in the three months ended June 30, 2011. During the three months ended June 30, 2011, we entered into an agreement to sublease approximately 45,000 square feet of space at our Sunnyvale, California Eleventh Avenue facility through January 2013. The impact of the execution of this sublease agreement was a benefit to operating expenses of $875,000 in the three months ended June 30, 2011.

We recorded restructuring costs of $10.7 million in the nine months ended June 30, 2011, comprised of $12.3 million of lease abandonment costs and $3.3 million of accelerated depreciation as a result of moving our headquarters within Sunnyvale, California and abandoning our previous headquarters facility on Eleventh Avenue, partially offset by benefits of $4.9 million as a result of entering into agreements to sublease approximately 175,000 square feet of space at our Eleventh Avenue facility, the majority of which expire in January 2013.

We recorded restructuring costs of $8.6 million in the nine months ended June 30, 2010 due to the revision of our estimates for sublease commencement dates based on the remaining terms of the lease at the Eleventh Avenue facility and continued soft market conditions in the Northern California real estate market.

Interest and other income (expense), net

Interest and other income (expense), net for the three months ended June 30, 2011 was income of $671,000 compared to expense of $294,000 in the three months ended June 30, 2010. This increase in income is primarily due to $454,000 of realized and unrealized foreign currency transaction gains on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries as a result of the weakening of the United States dollar against the Euro, British Pound, and Australian dollar in the three months ended June 30, 2011 compared to realized and unrealized foreign currency transaction losses of $803,000 in the three months ended June 30, 2010.

Interest and other income, net for the nine months ended June 30, 2011 was $1.8 million compared to $126,000 in the nine months ended June 30, 2010. This increase is primarily due to $815,000 of realized and unrealized foreign currency transaction gains on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries as a result of the weakening of the United States dollar against the Euro, British Pound, and Australian dollar in the nine months ended June 30, 2011 compared to realized and unrealized foreign currency transaction losses of $364,000 in the nine months ended June 30, 2010. The nine months ended June 30, 2010 also included a realized loss of $499,000 on one auction rate security.

Provision for (benefit from) income taxes

The provision for income taxes for the three months ended June 30, 2011 was $2.0 million compared to $385,000 in the three months ended June 30, 2010. The increase is primarily related to the acquisition of Quadrem. The provision for income taxes of $2.0 million on a loss from continuing operations before income taxes of $10.3 million is the result of pre-tax income in certain tax jurisdictions.

During the nine months ended June 30, 2011, we recorded a benefit from income taxes of $930,000 compared to a provision for income taxes of $880,000 during the nine months ended June 30, 2010. The benefit from income taxes is primarily attributable to an increase in releases of unrecognized tax benefits due to expiring statutes of limitations in foreign jurisdictions in the nine months ended June 30, 2011.

Discontinued operations

During the three months ended June 30, 2011, the operations of the Sourcing Services Business resulted in income of $349,000 million compared to $624,000 during the three months ended June 30, 2010. During the nine months ended June 30, 2011, the operations of the Sourcing Services Business resulted in a loss of $3.6 million compared to income of $2.5 million during the nine months ended June 30, 2010. The loss in the nine months ended June 30, 2011 is primarily attributable to transaction-related costs to dispose of the Sourcing Services Business including severance and professional services costs.

Liquidity and Capital Resources

As of June 30, 2011, we had $237.2 million in cash, cash equivalents and investments and $29.4 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $266.6 million. Our working capital on June 30, 2011 was $40.2 million. The majority of cash, cash equivalents and investments are held in accounts in the United States. As of September 30, 2010, we had $223.1 million in cash, cash equivalents and investments and $29.2 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $252.4 million. Our working capital on September 30, 2010 was $54.8 million.

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

Contractual maturity dates for these ARS investments range from 2016 to 2047. The ARS backed by student loans are guaranteed by the United States government and have credit ratings of AAA to A. All of the ARS investments were in compliance with our investment policy at the time of acquisition and are investment grade quality, except for one credit derivative product.

Currently, we have no intent to sell these ARS investments prior to recovery to par value, nor are we aware of any factors that would make such a sale of the ARS investments more likely than not. As of June 30, 2011 and September 30, 2010, we classified the entire ARS investment balance as long-term investments on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle. See Note 10 of Notes to Condensed Consolidated Financial Statements.

Our largest source of operating cash flows is cash collections from our customers related to our hosted on-demand software solutions and fees for product updates and support, as well as fees paid by suppliers for our supplier networks. We also generate cash inflows from implementation services, consulting services and license fees charged for the use of our software products under perpetual agreements. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to leased facilities. Net cash provided by operating activities was $59.4 million for the nine months ended June 30, 2011 compared to $54.2 million for the nine months ended June 30, 2010. Cash flows from operating activities increased primarily due to an increase in deferred revenue due to cash collections in the nine months ended June 30, 2011, which was partially offset by changes in working capital and net cash outflows from discontinued operations in the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010.

The changes in cash flows from investing activities primarily relates to acquisitions, dispositions, capital expenditures and the timing of purchases, maturities and sales of our investments. Net cash used in investing activities was $44.3 million for the nine months ended June 30, 2011 compared to $13.8 million for the nine months ended June 30, 2010. The increase in net cash used in investing activities of $32.1 million is primarily attributable the cash paid for the acquisition of Quadrem, net of cash acquired, of $64.3 million, and an increase of purchases of property and equipment of $16.6 million primarily related to leasehold improvements as a result of moving our headquarters within Sunnyvale, California to Hermosa Court, partially offset by proceeds from the sale of our Sourcing Services Business to Accenture of $51.0 million.

The changes in cash flows from financing activities primarily relate to the repurchase of common stock shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees and the proceeds from the issuance of common stock, which is attributed to the employee stock purchase plan and stock option exercises. Net cash used in financing activities was $8.8 million for the nine months ended June 30, 2011 compared to $3.6 million for the nine months ended June 30, 2010. The increase in the nine months ended June 30, 2011 is related to an increase in the repurchase of common stock forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations of $6.9 million, partially offset by an increase in the proceeds from the issuance of common stock of $1.8 million.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See “Leases” in Note 5 of Notes to Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancelable purchase commitments as of June 30, 2011. There has been no material change in our contractual obligations and commercial commitments during the three months ended June 30, 2011 from those presented in our Annual Report on Form 10-K filed with the SEC on November 23, 2010.

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

We believe our existing cash, cash equivalents and investment balances, together with anticipated cash flow from operations, should be sufficient to meet our working capital and operating resource requirements for at least the next twelve months. See “Risk Factors” in Part II of this Form 10-Q. After the next twelve months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

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

There were no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2011. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2010 for a more complete discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products in the United States of America, South America, Europe, Canada, Australia, Africa, Middle East and Asia. As a result, our financial results have been and could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-United States sales are priced in currencies other than the United States dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. As a result, our United States dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

We use derivative instruments to manage risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to reduce our net exposures, by currency, related to the monetary assets and liabilities of our foreign operations denominated in local currency. In addition, from time to time, we may enter into forward contracts to establish with certainty the United States dollar amount of future firm commitments denominated in a foreign currency. The forward contracts do not qualify for hedge accounting and accordingly, all of these instruments are marked to market at each balance sheet date by a charge to earnings. We believe that these forward contracts do not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts are generally offset by losses and gains on the underlying assets and liabilities. We do not use derivatives for trading or speculative purposes. All contracts have a maturity of less than one year.

The following table provides information about our foreign exchange forward contracts outstanding as of June 30, 2011 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain (Loss) in USD
		Foreign Currency	USD
Foreign Currency
Euro	Sell	5,000	$7,058	$(50)
Singapore Dollar	Sell	7,500	5,948	(107)
Chinese Renminbi	Sell	35,000	5,363	(44)
Indian Rupee	Buy	70,000	1,561	(6)
Czech Koruna	Buy	24,000	1,476	(29)
Brazilian Real	Sell	2,000	1,239	(27)
Swiss Franc	Buy	1,100	1,190	132
Japanese Yen	Sell	75,000	881	(44)

Total			$24,716	$(175)

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of June 30, 2011.

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

	Period Ending June 30, 2012	Period Ending June 30, 2013	Period Ending June 30, 2014	Period Ending June 30, 2015	Period Ending June 30, 2016	Thereafter	Total
Cash equivalents	$129,398	$—	$—	$—	$—	$—	$129,398
Average interest rate	0.64%	—	—	—	—	—	0.64%
Investments	$22,321	$9,302	$—	$—	$—	$17,357	$48,980
Average interest rate	0.76%	0.88%	—	—	—	2.02%	1.23%
Restricted cash	$150	$29,211	$—	$—	$—	$—	$29,361
Average interest rate	0.35%	0.50%	—	—	—	—	0.50%

Total investment securities	$151,869	$38,513	$—	$—	$—	$17,357	$207,739

The table above does not include uninvested cash of $58.9 million held as of June 30, 2011. Total cash, cash equivalents, marketable securities, investments and restricted cash as of June 30, 2011 was $266.6 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

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

As of June 30, 2011, management evaluated the effectiveness of our disclosure controls and procedures and concluded those disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The litigation discussion set forth in Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

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

The risks are enhanced with our recently completed acquisition of Quadrem. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 in Notes to Condensed Consolidated Financial Statements. A substantial majority of Quadrem’s revenues are generated outside the United States, as it conducts business in North America, South America, Europe, the Middle East, Africa, Asia, and Australia.

For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. Since the majority of our non-United States sales are priced in currencies other than the United States dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events continue to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. We have partially hedged risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge trade and intercompany receivables and payables. There can be no assurance that our hedging strategy will be successful or that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of June 30, 2011 resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

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

We May Incur Additional Restructuring Charges that Adversely Affect Our Operating Results.

We have recorded significant restructuring charges relating to the abandonment of numerous leased facilities, including most notably portions of our Sunnyvale, California Eleventh Avenue facility. For example, in the year ended September 30, 2010, we revised our estimates for sublease commencement dates based on the remaining terms of the lease in Sunnyvale, California and continued soft market conditions in the Northern California real estate market, resulting in a charge of $8.6 million. In the nine months ended June 30, 2011, our restructuring costs included $12.3 million of lease abandonment costs and $3.3 million of accelerated depreciation as a result of moving our headquarters within Sunnyvale, California and abandoning our previous headquarters facility on Eleventh Avenue. Additional lease abandonment costs, resulting from the abandonment of additional facilities could adversely affect our operating results.

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

If a Sufficient Number of Suppliers Do Not Join and Maintain Their Participation In Our Supplier Networks, It May Not Attract a Sufficient Number of Buyers and Other Sellers Required to Make the Networks Successful.

In order to provide buyers on our supplier networks an organized method for accessing goods and services, we rely on suppliers to maintain web-based product catalogs, indexing services and other content aggregation tools. Any failure of suppliers to join our supplier networks in sufficient numbers, or of existing suppliers to maintain their participation in our supplier networks as a result of increase access charges or otherwise, would make the networks less attractive to buyers and consequently other suppliers. Our inability to access and index these catalogs and services provided by suppliers would result in our customers having fewer products and services available to them through our solutions, which would adversely affect the perceived usefulness of our supplier networks.

We Could Be Subject to Potential Claims Related to Our On-Demand Solutions, As Well As Our Supplier Networks.

We warrant to our customers that our on-demand solutions and our supplier networks will achieve specified performance levels to allow our customers to conduct their transactions. To the extent we fail to meet warranted performance levels, we could be obligated to provide refunds or credits for future use or maintenance. Further, to the extent that a customer incurs significant financial hardship due to the failure of our on-demand solutions or our supplier networks to perform as specified, we could be exposed to additional liability claims.

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

We Face Intense Competition. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. This competition could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete with several major enterprise software companies, including SAP AG and Oracle. In addition, we compete with smaller specialty vendors or smaller niche providers of sourcing or procurement products and services, including Emptoris, Basware, BravoSolution, Zycus, Perfect Commerce, Hubwoo, Rearden Commerce, Coupa, Iasta, OB10, GXS, Aravo, Xign, Selectica, SciQuest, IQNavigator, and Fieldglass. Because business commerce is a relatively new software and solutions category, we expect additional competition from other established and emerging companies if this market continues to develop and expand. For example, third parties that currently help implement Ariba Buyer and our other products could begin to market products and services that compete with our products and services. These third parties, which include IBM, Accenture, Capgemini, Deloitte Consulting, BearingPoint and Unisys, are generally not subject to confidentiality or non-compete agreements that restrict such competitive behavior.

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

Our sale of certain of our sourcing services to Accenture on November 15, 2010 could adversely impact our business because, among other reasons, many of our existing customers will continue to require these services and our solution offering may be less attractive to potential customers without our ability to provide these services. See “Management’s Discussion of Analysis and Financial Condition.”

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

Litigation Could Seriously Harm Our Business.

There can be no assurance that future litigation will not have a material adverse effect on our business, financial position, results of operations or cash flows, or that the amount of any accrued losses is sufficient for any actual losses that may be incurred. See “Litigation and other proceedings” in Note 5 of Notes to Condensed Consolidated Financial Statements.

We May be Sued by Third Parties for Alleged Infringement of Their Proprietary Rights.

There is considerable patent and other intellectual property development activity in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. Even though we have policies against our unauthorized use of third party intellectual property rights and we take precautions not to use such intellectual property without the proper licenses, from time to time, third parties have claimed and may in the future claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. See “Litigation and other proceedings” in Note 5 of Notes to Condensed Consolidated Financial Statements. In the future, we may receive claims that our application suite and underlying technology infringe or violate the claimant’s intellectual property rights. However, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or application suite. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our technology or services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify products, pay royalties, or refund fees, which could further exhaust our resources. In addition, we may pay substantial settlement costs to resolve claims or litigation. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

Although we currently are not soliciting offers to sell these ARS investments prior to recovery nor are aware of any factors that would make such a sale of the ARS investments more likely than not, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or to record all current and any future unrealized losses as a charge in our statement of operations in future quarters. See Note 10 of Notes to Consolidated Financial Statements for additional information about the potential adverse impact of our investments in ARS.

We May Incur Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile. The balance of goodwill is $482.6 million as of June 30, 2011, and there can be no assurance that future goodwill impairments will not occur.

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

We did not purchase any equity securities during the quarter ended June 30, 2011.

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

Date: August 5, 2011