Form 10-K
period 2011-09-30
ARIBA INC
filed 2011-11-10
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Indicate by check mark whether registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of $34.14 on the Nasdaq Global Market as of that date), was approximately $3.3 billion.

As of October 31, 2011, there were 99,730,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2012 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

ARIBA, INC.

FORM 10-K

September 30, 2011

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

Overview

Ariba, Inc. is the leading provider of collaborative business commerce solutions. Ariba combines industry-leading technology with the world’s largest web-based trading community to help companies discover, connect and collaborate with a global network of partners—all in a cloud-based environment. Using the Ariba® Commerce Cloud, businesses of all sizes can buy, sell and manage cash more efficiently and effectively. Over 700,000 companies around the globe are enabled on the Ariba Commerce Cloud to simplify inter-enterprise commerce and enhance results.

Ariba was incorporated in Delaware in September 1996. Our principal executive offices are located at 910 Hermosa Court, Sunnyvale, California 94085.

Industry Background

We believe that the first wave of technology-enabled productivity focused on making employees more effective in their daily jobs by simplifying key tasks such as developing documents, presentations, and spreadsheets and communicating with other team members. And it led to the dawn of the desktop operating system. We believe that the second wave leveraged web-based technologies to drive greater productivity within particular functional areas like procurement and human resources. And with it came the advent of the enterprise operating system. We believe that the next wave of productivity aims to attack the inefficiencies that remain between companies to enable more effective collaboration among trading partners and will be fueled by cloud-based platforms that allow businesses to share common business processes in areas like product development and commerce.

Cloud Services Market

In its most recent Cloud Services Forecast Report, Gartner Research, a third-party research firm, estimated a $176.8 billion worldwide market of cloud services by 2015, which represents a five-year compounded annual growth rate from 2010 of 18.9%. Gartner estimates that 75% of current SaaS delivery revenue could be considered as a cloud service today, and this could exceed 90% by 2014 as the SaaS model matures and converges with cloud service models.

Ariba Collaborative Business Commerce Solutions

Ariba provides cloud-based collaborative business commerce solutions that enable enterprises to buy, sell and manage cash more efficiently and effectively. We believe that software is only one part of helping companies achieve success. As such, we combine SaaS technology with a web-based community and a global network of trading partners. This combination is designed to optimize the complete commerce lifecycle, enable companies to discover, connect and collaborate with each other and help companies control costs, minimize risk, improve profits and enhance cash flow and operations. Additionally, we offer expert capabilities to augment internal resources and skills to ensure that our customers maximize the value of our solutions.

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

Our solutions allow enterprises to take a step-by-step approach to managing business commerce with products and services that work together to address key activities, including:

Ariba Spend Visibility Solutions:

Ariba Spend Visibility combines an industry leading knowledge classification base with advanced technologies and an integrated database of more than 150 million suppliers to enable rich and accurate classification and enrichment of spend across all categories, systems and divisions. Ariba Spend Visibility offers an integrated business commerce dashboard for a 360-degree view of all purchasing activity and data. The solution incorporates the powerful yet easy-to-use Ariba Analysis™ reporting engine with comprehensive data enrichment—providing deep and ongoing visibility into both internal purchasing as well as external supply and sourcing market dynamics.

Ariba Sourcing Solutions:

The Ariba Sourcing Solutions cover the full spectrum of sourcing activities, from the development of a strategic approach to capture savings, to the sourcing and award negotiation phase, and finally the monitoring of supplier performance.

Ariba Contract Management Solution:

Ariba Contract Management helps legal, finance, procurement, and sales operations professionals tasked with driving contract management to manage all types of agreements, including procurement, sales, and internal contracts. With Ariba Contract Management, companies can develop best-value agreements by addressing the two major components of the contract lifecycle: (1) contract management—from contract request, contract authoring, workflows to address the contracting process, negotiation and approval, and contract execution via electronic signatures; and (2) commitment management—including all ongoing compliance and performance management through task-driven reminders and search and reporting capabilities as well as contract renewal activities.

Ariba Procurement Solutions:

The Ariba Procurement Solutions allow customers to manage the procurement process from requisition, through ordering, receiving, invoice reconciliation and payment. The solutions are designed to facilitate the procurement process for all categories of corporate spend.

Ariba Supplier Management Solutions:

Ariba Supplier Information Management enables companies to identify and assess new sources of supply, on board approved suppliers and gain a 360-degree view of supplier information performance and risk. With Ariba’s Supplier management services and expertise, companies can access best practices and templates to ensure proper supplier selection, measurement and compliance management.

Ariba Supplier Performance Management enables companies to define, measure aggregate and act upon performance metrics of their supply base, including the ability to bring together qualitative and quantitative information and to collaborate with suppliers throughout the process.

Ariba Discovery:

Ariba Discovery matches business buyers and sellers globally, where buying power meets 700,000 enabled sellers on the Ariba Network. Ariba Discovery brings buyers and sellers directly to the kinds of business relationships that match their requirements—no matter how unique.

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

Ariba Invoice Management Solutions:

Ariba Invoice Management Solution automates supplier on-boarding and interactions for suppliers, provides suppliers with full visibility into invoice status and cash forecasting and supports paperless operations for value added tax (“VAT”) compliance for global commerce.

Ariba Invoice Conversion Service consolidates the processing of paper and electronic invoices, enabling full automation of large quantities of invoices and easily integrates them into a company’s existing systems.

Ariba Global Invoicing and Compliance supports paperless operations and VAT compliance, serving the needs of customers in the European Union and other countries using indirect tax mechanisms such as VAT, goods and services tax, and provincial services tax.

Ariba Payment Management Solution:

Ariba Payment Management Solution allows back-office systems to transmit payments to suppliers via ACH with detailed remittance information.

Ariba Discount Professional Solution:

Ariba Discount Professional Solution allows full automation of early payment discount management from initial offer to agreement, including transactions involving prorated or dynamic discounting, and settlement processes.

Ariba Receivables Financing Solution (powered by the Receivables Exchange):

Ariba Receivables Financing Solution (powered by the Receivables Exchange), working through the Ariba Network, allows a global network of capital providers to bid on receivables through competitive auctions.

Ariba Network

We believe the Ariba Network is the world’s largest trading partner community for business, connecting more buyers and more sellers around more business commerce in more regions of the world than any other supply network. Together with Ariba’s Quadrem Network and Ariba Discovery, over 700,000 businesses are enabled on Ariba’s trading platforms, consisting of registered users that engage in commerce or have access to these platforms. Additionally, it supports all B2B commerce needs, including e-procurement, e-invoicing, and working capital management.

Because it’s based in the Ariba Commerce Cloud, businesses do not need to add to head count to use the Ariba Network or add to information technology infrastructure to support a myriad of portals and systems. By simply integrating and extending current backend systems into the Ariba Commerce Cloud, businesses can manage and optimize their trading relationships through a single user interface, transacting and collaborating virtually and instantly, with far greater accuracy and visibility.

Ariba Commerce Services

In addition to software, Ariba’s collaborative business commerce solutions include a broad range of services designed to improve the return on investment our customers receive through the use of our solutions. Ariba’s services are focused on delivering sustainable, company-wide capability and rapid results.

Ariba Best Practice Center:

The Ariba Best Practice Center provides access to Ariba’s process expertise to help achieve better results and enduring enablement from SaaS solutions. Services include strategic coaching and guidance, configuration coaching, reporting guidance, and more.

Ariba Business Commerce Enablement:

Ariba Business Commerce Enablement helps companies quickly identify, enable, and realize value through a custom-tailored business commerce program using our domain expertise, world-class analytics, and considerable insight into what buyers and sellers need to facilitate collaboration.

Ariba Content and Connectivity:

Ariba Content and Connectivity helps companies connect with their trading partners on the Ariba Network, including Supplier Enablement, Catalog Enablement, Catalog Maintenance, and Buyer Membership.

Ariba Customer Support:

Ariba Customer Support provides more than 170 resources dedicated to supporting customers, as well as access to developers, engineers, product management, operations, and others.

Ariba Education and Change Management:

Ariba Education and Change Management provides the knowledge and skills required to successfully deploy, use, and maintain Ariba’s business commerce solutions for our customers and their trading partners.

Ariba Technology Services:

Ariba Technology Services provide upgrade services, application management services, which include adoption and management of unique customer configuration and enhancements, and hosting services, which provide Ariba solution deployment and operational maintenance in a secure, fully managed data center.

Ariba Working Capital Services:

Ariba Working Capital Services provide programs for uncovering the substantial value hidden in working capital.

Employees

As of September 30, 2011, we had a total of 2,432 employees, including 452 in research and development, 613 in sales and marketing, 1,086 in professional services, customer support and training, and 281 in administration, finance, legal, human resources and information technology. Of these employees, 1,130 were located in the United States and 1,302 were located outside the United States. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

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

Customer Service, Training and Support

We believe that customer satisfaction is essential for our long-term success, and we therefore offer comprehensive customer assistance programs. Our technical support provides response to and resolution of customer technical inquiries and is available to clients by telephone or over the web. We use a customer service automation system to track each customer inquiry until it is resolved.

Our Ariba Education Services group delivers education and training to our clients and partners in various offices, including Atlanta, Georgia, Sunnyvale, California, Pittsburgh, Pennsylvania and London, England. We offer a comprehensive series of classes to provide the knowledge and skills to successfully deploy, use and maintain our products and solutions through Ariba University. Ariba University delivers Institute for Supply Management (“ISM”) training and change management services to customers and partners. Through a comprehensive offering of traditional classroom delivery at an Ariba campus, client on-site delivery, web-based training and consulting services, Ariba Education Services provide the knowledge and skills required to successfully deploy, use and maintain the Ariba product line.

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

Research and Development

We introduced our initial product, Ariba Buyer, in June 1997, and since then have released a number of new products and services to address the needs of sourcing, procurement, finance, accounts payable, treasury, legal and sales and marketing professionals. We began to operate the Ariba Network in April 1999 and continue to provide enhancements to it on an ongoing basis. We introduced Ariba Sourcing in September 2001, and upgraded the solution in September 2004 to incorporate functionality from legacy FreeMarkets, Inc. applications. In addition, we have architected our applications to be more easily deployed via an on-demand model. During fiscal years 2006 through 2011, we released, and continuing in fiscal year 2012 we plan to release, on-demand versions of many of our software applications. If we are unable to develop new products or enhancements to existing products or corrections on a timely and cost-effective basis, particularly on-demand versions of our products, or if these new products or enhancements do not have the features or quality measures to make them successful in the marketplace, our business will be harmed.

Our research and development expenses were $60.5 million, $46.0 million and $43.5 million during the fiscal years ended September 30, 2011, 2010 and 2009, respectively. We also recorded amortization of acquired technology as part of cost of revenues of $1.7 million, $302,000 and $1.5 million during the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

Our research and development organization focuses on our various Ariba Business Commerce solutions and the Ariba Network, as well as on server and infrastructure development, user interface and Internet application design, tools development, enterprise integration, operations, quality assurance, documentation, release management and advanced development.

International Operations

We sell our software and provide services and expertise worldwide. Our geographic coverage allows us to draw on business, technical and sourcing expertise from a worldwide workforce which provides stability to our operations and revenue streams to leverage geography-specific economic trends. Through our acquisitions of Quadrem in January 2011 and b-process in October 2011, we have increased the size of our international operations.

We currently have offices in 25 countries. Substantially all of our international operations are conducted through wholly-owned subsidiaries. Revenues from our international operations were $167.9 million, $89.5 million and $84.8 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

We operate in a single operating segment. See Note 10 of Notes to Consolidated Financial Statements for additional financial information about our geographic areas and Risk Factors—“Our Business is Susceptible to Numerous Risks Associated with International Operations” in Part I, Item 1A of this Annual Report on Form 10-K for risks relating to our international operations.

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

•

Smaller specialty vendors or niche providers, including Emptoris, Basware, BravoSolution, Zycus, Perfect Commerce, Hubwoo, Rearden Commerce, Coupa, Iasta, OB10, GXS, Aravo, Xign, Selectica, SciQuest, IQNavigator and Fieldglass; and

•	Service providers, including IBM, Accenture, Capgemini, Deloitte Consulting, Bearing Point and Unisys.

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

Many of our current and potential competitors, such as ERP software vendors including SAP AG and Oracle, have longer operating histories, greater name recognition, larger marketing budgets and significantly greater resources, and a larger installed base of customers than we do. These vendors could also introduce business commerce solutions that are included as part of broader enterprise application solutions at little or no cost to their customers. They may also be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which can enable them to respond more quickly to new technology, introduce new business commerce modules and respond to changes in customer needs. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and achieve greater market acceptance. The industry has experienced consolidation with both larger and smaller competitors acquiring companies to broaden their offerings or increase scale. As a result, we may not be able to successfully compete against our current and future competitors.

Intellectual Property and Other Proprietary Rights

We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark laws.

We license rather than sell our software products and require our customers to enter into license agreements, which impose restrictions on their ability to utilize the software. The license agreements generally do not provide for a right to return. See Note 1 of Notes to Consolidated Financial Statements. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written and electronic materials under trade secret and copyright laws, which may afford only limited protection. We can make no assurance that any of our proprietary rights with respect to our solutions will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in these evolving technologies are uncertain and still evolving.

As of September 30, 2011, we had 55 United States patents issued and 28 United States patent applications pending. We also have seven foreign patents issued and zero foreign patent applications pending. It is possible that no patents will be issued from our pending patent applications or that, if issued, or our potential future patents may be successfully challenged. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will harm our ability to do business.

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

Ariba and the Ariba logo are registered trademarks in the United States. In addition, Ariba, the Ariba logo and the Ariba “boomerang” design are registered in one or more foreign countries. The above-mentioned trademark applications are subject to review by the applicable governmental authorities, may be opposed by private parties, and may not be issued.

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

Available Information

We file reports required of public companies with the Securities and Exchange Commission (“SEC”). These include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate Web site all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Copies of Ariba’s fiscal 2011 Annual Report on Form 10-K may also be obtained without charge by contacting Investor Relations at InvestorInfo@ariba.com or by calling 650-390-1200. Our Internet address is www.ariba.com.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of October 31, 2011 are as follows:

Name	Age	Position(s)
Robert M. Calderoni	51	Chairman and Chief Executive Officer
Kevin Costello	49	President
Kent Parker	50	Executive Vice President and Chief Operating Officer
Ahmed Rubaie	45	Executive Vice President and Chief Financial Officer

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

Ahmed Rubaie has served as Ariba’s Executive Vice President and Chief Financial Officer since August 2008. From December 2000 to July 2008, Mr. Rubaie held various senior finance positions at Avery Dennison a manufacturer of office and consumer products. Prior to Avery Dennison, Mr. Rubaie held various positions at BHP Billiton and spent six years in public accounting with both Coopers & Lybrand and Deloitte & Touche. Mr. Rubaie holds a Bachelor of Arts degree in Economics and Management from Albion College and a J.D. degree from University of Detroit School of Law.

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

The Economic Downturn Adversely Impacted Our Business and May Continue to Adversely Impact Our Business Beyond Our Expectations.

Our business has been adversely affected by the credit crises and uncertain worldwide economic conditions. Although our business commerce solutions help companies reduce the cost of their goods and services and may therefore be perceived as even more strategic during adverse economic conditions, current or future economic conditions may adversely impact our business beyond our expectations. Among other things, adverse economic conditions could result in reduced revenues, increased operating losses and reduced cash flows from operations, greater than anticipated uncollectible accounts receivables and increased allowances for doubtful accounts receivable, impairment of financial and non-financial assets and increased restructuring charges.

The Benefits We Anticipate From Acquiring Quadrem and b-process May Not Be Realized.

We acquired Quadrem and b-process with the expectation that each of the acquisitions will result in various benefits including, among other things, accelerating our penetration into the international market segments, enhancing our customer base and recognizing efficiencies. We may not realize any of these benefits or may not realize them as rapidly, or to the extent, anticipated by our management and certain financial or industry analysts. Quadrem and b-process’s contribution to our financial results may not meet the current expectations of our management for a number of reasons, including integration risks, and could dilute our profits beyond the current expectations of our management. Potential liabilities assumed in connection with our acquisitions of Quadrem and b-process also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially adversely affected.

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

The risks are increased with our recently completed acquisitions of Quadrem and b-process. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 in Notes to Consolidated Financial Statements. A substantial majority of Quadrem’s revenues are generated outside the United States, as it conducts business in North America, South America, Europe, the Middle East, Africa, Asia, and Australia.

For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. Since the majority of our non-United States sales are priced in currencies other than the United States dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events continue to occur, our net revenues could be impacted, since a significant portion of our net revenues are derived from international operations. We have partially hedged risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates by utilizing forward contracts to hedge trade and intercompany receivables and payables. There can be no assurance that our hedging strategy will be successful or that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

Our Success Depends on Market Acceptance of Best of Breed Business Commerce Solutions.

Our success depends on widespread customer acceptance of best of breed business commerce solutions from vendors like us, rather than solutions from ERP software vendors and others that are part of a broader enterprise application solution. For example, ERP vendors, such as Oracle and SAP, could bundle business commerce modules with their existing applications and offer these modules at little or no cost. If our products and services do not achieve continued customer acceptance, our business will be seriously harmed.

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of September 30, 2011 resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

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

Our Quarterly Operating Results May Be Volatile, Difficult to Predict and May Be Unreliable as Indicators of Future Performance Trends.

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

•

ability to renew ratable revenue streams, including subscription software, software maintenance and subscription services, without substantial declines from prior arrangements. Customer attrition may impact some or all of these revenue streams;

•	changes in the mix of types of customer agreements and related timing of revenue recognition; and

•	volatility in currency exchange rates.

Risks Related to Expenses:

•	our overall ability to control costs, many of which are relatively fixed in the near term, including managing reductions in expense levels through restructuring and severance payments;

•	costs associated with changes in our pricing policies and business model;

•	costs associated with the amortization of stock-based compensation expense; and

•	the failure to adjust our workforce to changes in the level of our operations.

We May Fail to Achieve Our Financial Forecasts Due to Inaccurate Sales Forecasts and Other Factors.

Our revenues may be difficult to predict and, as a result, our quarterly financial results can fluctuate substantially. We estimate quarterly revenues in part based on our sales pipeline, which is an estimate of potential customers, their stage of the sales process, the potential amount of their sales contracts and the likelihood that we will convert them into actual customers during the quarter. To the extent that any of these estimates are inaccurate, our actual revenues may be different than our forecasted revenues.

Our On-Demand Strategy Carries a Number of Risks Which May Be Harmful to Our Business.

We derive a substantial portion of our revenue from subscriptions to our on-demand applications (i.e. multi-tenant, hosted software solutions). We have experienced and may continue to experience a deferral of revenues and cash payments from customers.

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

•

we have experienced and expect to continue experiencing a decrease in the demand for our on-premise products (single-tenant software, hosted by Ariba or another party), which is reflected in our maintenance revenue stream. Most new customers are purchasing our on-demand products. A small number of on-premise customers have converted to on-demand products, and some continue to use both;

•

we have experienced and expect to continue experiencing a decrease in the demand for our on-premise implementation services, which is reflected in the services and other revenue stream, to the extent fewer customers license our software products as installed applications;

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

We May Incur Additional Restructuring Charges that Adversely Affect Our Operating Results.

We have recorded significant restructuring charges relating to the abandonment of numerous leased facilities, including most notably portions of our Sunnyvale, California Eleventh Avenue facility. For example, in the years ended September 30, 2010 and 2009, we revised our estimates for sublease commencement dates based on the remaining terms of the lease in Sunnyvale, California and continued soft market conditions in the Northern California real estate market, resulting in charges of $8.6 million and $6.8 million, respectively. In the year ended September 30, 2011, our restructuring costs included $12.3 million of lease abandonment costs and $3.3 million of accelerated depreciation as a result of moving our headquarters within Sunnyvale, California and abandoning our previous headquarters facility on Eleventh Avenue. Additional lease abandonment costs, resulting from the abandonment of additional facilities could adversely affect our operating results.

Our Business Could Be Seriously Harmed If We Fail to Retain and Expand Our Key Personnel, Particularly Given Competitive Hiring Conditions in the Technology Sector.

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

We Sometimes Experience Long Implementation Cycles, Which May Increase Our Operating Costs.

Many of our products are complex applications that are generally deployed with many users. Implementation of these applications by enterprises is sometimes complex, time consuming and expensive. When we experience long implementation cycles, we may incur costs at a higher level than anticipated, which may reduce the anticipated profitability of a given implementation.

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

We Face Intense Competition. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. This competition could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete with several major enterprise software companies, including SAP AG and Oracle. In addition, we compete with smaller specialty vendors or smaller niche providers of sourcing or procurement products and services, including Emptoris, Basware, BravoSolution, Zycus, Perfect Commerce, Hubwoo, Rearden Commerce, Coupa, Iasta, OB10, GXS, Aravo, Xign, Selectica, SciQuest, IQNavigator, and Fieldglass. Because business commerce is a relatively new software and solutions category, we expect additional competition from other established and emerging companies if this market continues to develop and expand. For example, third parties that currently help implement Ariba Buyer and our other products could market products and services that compete with our products and services. These third parties, which include IBM, Accenture, Capgemini, Deloitte Consulting, BearingPoint and Unisys, are generally not subject to confidentiality or non-compete agreements that restrict such competitive behavior.

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

Any Recent or Future Acquisitions or Dispositions Will Be Subject to a Number of Risks.

Any recent or future acquisitions or dispositions will subject us to a number of risks, including:

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

Litigation Could Seriously Harm Our Business.

There can be no assurance that future litigation will not have a material adverse effect on our business, financial position, results of operations or cash flows, or that the amount of any accrued losses is sufficient for any actual losses that may be incurred. See “Litigation and other proceedings” in Note 9 of Notes to Consolidated Financial Statements.

We May be Sued by Third Parties for Alleged Infringement of Their Proprietary Rights.

There is considerable patent and other intellectual property development activity in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. Even though we have policies against our unauthorized use of third party intellectual property rights and we take precautions not to use such intellectual property without the proper licenses, from time to time, third parties have claimed and may in the future claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. See “Litigation and other proceedings” in Note 9 of Notes to Consolidated Financial Statements. In the future, we may receive claims that our application suite and underlying technology infringe or violate the claimant’s intellectual property rights. However, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or application suite. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our technology or services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify products, pay royalties, or refund fees, which could further exhaust our resources. In addition, we may pay substantial settlement costs to resolve claims or litigation. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

Although we currently are not soliciting offers to sell these ARS investments prior to recovery nor are we aware of any factors that would make such a sale of the ARS investments more likely than not, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or to record all current and any future unrealized losses as a charge in our statement of operations in future quarters. See Note 6 of Notes to Consolidated Financial Statements for additional information about the potential adverse impact of our investments in ARS.

We May Incur Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile. The balance of goodwill is $482.8 million as of September 30, 2011, and there can be no assurance that future goodwill impairments will not occur.

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

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. As of September 30, 2011, we have 55 patents issued in the United States of America, but may not develop other proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States of America and, in the case of our solutions, because the validity, enforceability and type of protection of proprietary rights in these technologies are uncertain and evolving. If we fail to adequately protect our proprietary rights, we may lose customers.

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

We Are Subject to Evolving Corporate Governance Regulations and Requirements. Our Failure to Adequately Adhere to These Requirements or the Failure or Circumvention of Our Controls and Procedures Could Seriously Harm Our Business and Results of Operations.

Because we are a publicly-traded company, we are subject to certain federal, state and other rules and regulations, including those required by the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Compliance with existing regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal control over financial reporting. Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent fraud or other errors in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it impossible for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect fraud or other errors could seriously harm our business and results of operations. The recently adopted Dodd-Frank Act will subject us to significant additional executive compensation and corporate governance requirements, including solicitation of stockholder approval on an advisory basis of our executive compensation and the frequency of approval of our executive compensation at our 2012 annual meeting of stockholders. Compliance with their requirements may be costly and adversely affect our business.

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

Ariba occupies four principal office locations in Sunnyvale, California; Bangalore, India; Pittsburgh, Pennsylvania and Atlanta, Georgia.

Operations at our corporate headquarters in Sunnyvale, California consist principally of marketing, research and development and some administrative activities. We occupy approximately 86,000 square feet of office space in Sunnyvale under a lease that expires in November 2021.

We occupy approximately 80,000 square feet of office space in Bangalore, India under leases that expire at various times through September 2014. Our operations at this location consist principally of research and development activities.

We occupy approximately 73,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. Our operations at this location consist principally of our customer support organization and administrative activities.

We occupy approximately 42,000 square feet of office space in Atlanta, Georgia under a lease that expires in June 2013. Our operations at this location consist principally of our sales, certain executive management and support activities.

We also lease several North American sales and support offices throughout the United States, Canada and Mexico. We lease international sales and support offices, including offices in Australia, Belgium, Brazil, Chile, China, Czech Republic, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Netherlands, Peru, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland and the United Kingdom.

We may add additional offices in the United States and in other countries as growth opportunities present themselves, as well as from time to time abandon locations that are no longer required to meet the needs of our business.

ITEM 3.	LEGAL PROCEEDINGS

Litigation and other proceedings

Patent litigation

In June 2011, two of the Company’s subsidiaries, Quadrem International Ltd. (“QIL”) and Quadrem Netherlands, B.V. (“QNBV”), were sued for patent infringement in the United States District Court for the Southern District of Texas. The former ultimate parent holding company of QIL and QNBV was also named as a defendant in the suit. At least 17 other entities were named as defendants in the suit. In August 2011, QIL and QNBV reached a settlement with plaintiff, which was not material to the consolidated financial statements, and the matter has been dismissed.

In December 2010, the Company’s subsidiary, Quadrem U.S., Inc. (“Quadrem U.S.”), was sued for patent infringement in the United States District Court for the Middle District of Pennsylvania. At least 10 other defendants were named as defendants in the suit. In October 2011, Quadrem U.S. was dismissed from the case.

General

From time to time, the Company is involved in a variety of claims, suits, investigations, and proceedings arising from the ordinary course of its business, including actions with respect to intellectual property claims, government investigations, labor and employment claims, breach of contract claims, tax, and other matters. Regardless of the outcome, these proceedings can have an adverse impact on the Company because of defense costs, diversion of management resources, and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations, and cash flows in a particular period or subject the Company to an injunction that could seriously harm its business. See the risk factors “Litigation Could Seriously Harm Our Business,” “We May be Sued by Third Parties for Alleged Infringement of Their Proprietary Rights,” “If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers” and “We Could Be Subject to Potential Claims Related to Our On-Demand Solutions, As Well As Our Supplier Networks,” in the Risk Factors section of Part I, Item 1A of this Annual Report on Form 10-K.

Litigation benefit and insurance reimbursement

During the year ended September 30, 2010, the Company received $7.0 million in satisfaction of a court judgment, which was recorded in income.

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

Market for Our Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “ARBA.” The price range per share in the table below reflects the highest and lowest sale prices for our stock as reported by the Nasdaq Global Market for each quarter during the last two fiscal years. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. As of October 31, 2011, there were approximately 909 stockholders of record.

	Price Range Per Share
Three Months Ended:	High	Low
September 30, 2011	$36.72	$22.12
June 30, 2011	$35.19	$30.03
March 31, 2011	$34.14	$22.67
December 31, 2010	$24.45	$18.29

September 30, 2010	$19.06	$14.91
June 30, 2010	$17.74	$12.71
March 31, 2010	$13.67	$11.22
December 31, 2009	$13.16	$10.74

Equity Compensation Plan Information

The following table sets forth as of September 30, 2011 certain information regarding our equity compensation plans.

	A		B		C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	290,779		$11.07		13,049,129	(1)
Equity compensation plans not approved by security holders (2)	70,259	(3)	$11.59	(3)	—

Total	361,038		$11.16		13,049,129

(1)	Includes 1.1 million shares available for future purchase under the Ariba, Inc. Employee Stock Purchase Plan. Securities available for future issuance under the Ariba, Inc. 1999 Equity Incentive Plan exclude unvested shares of restricted common stock as of September 30, 2011.
(2)	See Note 11 of Notes to Consolidated Financial Statements for a narrative description of these plans.
(3)	Represents shares of common stock issuable pursuant to awards outstanding under equity compensation plans assumed by us in connection with our fiscal year 2004 merger with FreeMarkets.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended September 30, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
July 1, 2011—July 31, 2011	—	$—	—	—
August 1, 2011—August 31, 2011	10,023	22.12	—	—
September 1, 2011—September 30, 2011	—	—	—	—

Total	10,023	$22.12	—	—

Stock Performance Graphs and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Morgan Stanley Technology Index and the Standard and Poor’s 500 Index (the “S&P 500 Index”), for each of the last five fiscal years ended September 30, 2011, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends, if any. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The consolidated statements of operations data for each of the five fiscal years in the period ended September 30, 2011, and the consolidated balance sheet data as of the end of each such fiscal year, are derived from our consolidated financial statements. The operating results for any period should not be considered indicative of results for any future period.

	For the Years Ended September 30,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1)(2):
Revenues:
Subscription and maintenance	$335,124	$240,789	$222,206	$187,150	$142,309
Services and other	108,721	79,610	63,499	77,307	89,814

Total revenues	443,845	320,399	285,705	264,457	232,123

(Loss) income from continuing operations	(2,983)	13,225	1,656	(42,478)	(10,707)

Discontinued operations, net of tax:
(Loss) income from discontinued operations	(2,924)	3,161	6,537	1,416	(4,270)
Gain on sale of discontinued operations	39,164	—	—	—	—

Total discontinued operations	36,240	3,161	6,537	1,416	(4,270)

Net income (loss)	$33,257	$16,386	$8,193	$(41,062)	$(14,977)

Basic earnings (loss) per share:
(Loss) income from continuing operations	$(0.03)	$0.15	$0.02	$(0.55)	$(0.15)
Discontinued operations, net of tax	0.39	0.04	0.08	0.02	(0.06)

Net income (loss) per common share—basic	$0.36	$0.19	$0.10	$(0.53)	$(0.21)

Diluted earnings (loss) per share:
(Loss) income from continuing operations	$(0.03)	$0.15	$0.02	$(0.55)	$(0.15)
Discontinued operations, net of tax	0.39	0.04	0.08	0.02	(0.06)

Net income (loss) per common share—diluted	$0.36	$0.19	$0.10	$(0.53)	$(0.21)

Weighted average shares used in computing net income (loss) per share—basic	91,212	86,617	82,733	77,318	70,106

Weighted average shares used in computing net income (loss) per share—diluted	91,212	89,221	85,424	77,318	70,106

	September 30,
	2011	2010	2009	2008	2007
Consolidated Balance Sheets Data (2):
Cash and cash equivalents, restricted cash, short-term investments and long-term investments	$280,669	$252,366	$195,446	$136,970	$183,046
Working capital (deficit)	$57,060	$54,809	$1,031	$(41,172)	$35,880
Total assets	$913,141	$721,709	$668,171	$627,461	$583,586
Restructuring obligations, less current portion and deferred rent obligations	$12,872	$33,219	$45,637	$59,295	$74,734
Total stockholders’ equity	$647,954	$498,954	$434,051	$391,018	$351,144

(1)	The consolidated statements of operations data excludes the operating results of our sourcing services and business process outsourcing assets (collectively, the “Sourcing Services Business”), which was sold on November 15, 2010 and has been presented as discontinued operations. See Note 2 of Notes to Consolidated Financial Statements.
(2)	The consolidated statements of operations data and the consolidated balance sheet data includes the results of operations of Procuri, Inc. (“Procuri”) subsequent to its acquisition on December 17, 2007 and the results of operations of Quadrem subsequent to its acquisition on January 27, 2011. See Note 3 of Notes to Consolidated Financial Statements.

See Note 12 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net income (loss) per share. We have paid no cash dividends during the five-year period ended September 30, 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, including, without limitation, our expectations regarding our outlook and future revenues. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and in “Outlook for Fiscal Year 2012” in this section. We assume no obligation to update the forward-looking statements or our risk factors after the date of this document.

Overview of Our Business

Ariba is the leading provider of collaborative business commerce solutions for buying and selling goods and services. Ariba combines industry-leading software as a service (“SaaS”) technology to optimize the complete commerce lifecycle and enables companies to discover, connect and collaborate with a global network of trading partners and expert capabilities to augment internal resources and skills, delivering everything needed to control costs, enhance operational efficiencies, minimize risk, improve profits and enhance cash flow—all in the Ariba® Commerce Cloud. Over 700,000 companies, including more than half of the Fortune 500 as well as major global companies, are enabled on Ariba’s solutions to drive more efficient inter-enterprise commerce.

Our software is built to leverage the Internet and provide enterprises with real-time access to their business data and their business partners. Our software is designed to integrate with all major platforms and can be accessed via a web browser. Today, our software is primarily provided as a service in an on-demand model, and in some instances, deployed as an on-premise application. In addition to application software, Ariba’s collaborative business commerce solutions include implementation and strategic consulting services, education and training. Ariba’s collaborative business commerce solutions also integrate with and leverage our supplier networks. Our supplier networks are scalable Internet infrastructures that connect our buying organizations with their suppliers to exchange product and service information as well as a broad range of business documents, such as purchase orders and invoices.

Business Model

Ariba Business Commerce solutions are delivered in a flexible manner, depending upon the needs and preferences of the customer. We offer flexible, highly configurable and easy-to-use technology and related services that are primarily delivered as an on-demand multi-tenant service and in some instances deployed on a single tenant basis either hosted or behind the firewall.

We have aligned our business model with the way we believe customers want to purchase and deploy business commerce solutions. Customers may generally subscribe to our software products for a specified term and pay for services on a time-and-materials, fixed fee or milestone basis, depending upon their business requirements. Our revenue is comprised of subscription and maintenance fees, and services and other fees. Subscription and maintenance revenue consists of subscription fees charged for hosted on-demand software solutions, single tenant software subscriptions, as well as maintenance fees for product updates and support. Services and other revenue consists of fees for implementation services, consulting services, managed services, training, education, premium support, and other miscellaneous items.

Due to the different treatment of our revenue streams under applicable accounting guidance, each type of revenue has a different impact on our consolidated financial statements. Subscription fees for multi-tenant and single-tenant subscription software solutions are generally fixed for a specific period of time, and revenue is recognized ratably over the term. In addition, certain network fees are based on transaction volumes and recognized as the transactions occur. Similarly, maintenance fees are generally fixed for a specific period of time, and revenue is customarily recognized ratably over the maintenance term. Most of our customers renew their maintenance contracts annually to continue receiving product updates and product support. Given the ratable revenue recognition and historically high renewal rates of our subscription and maintenance agreements, this revenue stream has generally been stable over time. Services revenues are driven by a contract, project or statement of work, in which the fees may be fixed for specific services to be provided over time or billed on a time and materials basis.

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

Overview of Fiscal Year 2011

On November 15, 2010, we sold our sourcing services and business process outsourcing services assets (collectively, the “Sourcing Services Business”) to Accenture. Accordingly, the Sourcing Services Business has been reported as discontinued operations for all periods presented. See Note 2 of Notes to Consolidated Financial Statements.

On January 27, 2011, we acquired the business of Quadrem International Holdings, Ltd. This business (“Quadrem”) consists of a global electronic marketplace to facilitate the procurement of goods and services by companies from their supplier communities. Quadrem’s results of operations have been included in our consolidated financial statements from the acquisition date. See Note 3 of Notes to Consolidated Financial Statements.

Our revenues increased to $443.8 million in the year ended September 30, 2011 compared to $320.4 million in the year ended September 30, 2010. This was an increase of $123.4 million, or 39%, including 18% organic growth. Subscription and maintenance revenues increased $94.3 million. Subscription revenues increased $101.7 million, or 58%, including 27% organic growth. Services and other revenues increased $29.1 million, or 37%, including 24% organic growth. Our organic growth, which excludes revenues related to the acquisition of Quadrem, reflects increased demand for our subscription software products; increased network revenues due to higher volumes, more chargeable relationships and a pricing modification; and increased services as related to our software and network businesses.

Operating expenses increased to $286.6 million in the year ended September 30, 2011 compared to $195.1 million in the year ended September 30, 2010. The increase in operating expenses is primarily the result of an increase in compensation and benefits expense related to an increase in headcount in the year ended September 30, 2011 and increased costs as a result of the acquisition of Quadrem. In summation, our total net expenses from continuing operations, including costs of revenues and other items, increased to $446.8 million in the year ended September 30, 2011 compared to $307.2 million in the year ended September 30, 2010. Combined with the increase in revenue, this resulted in a loss from continuing operations for the year ended September 30, 2011 of $3.0 million compared to income from continuing operations of $13.2 million in the year ended September 30, 2010.

Income from discontinued operations was $36.2 million, including a gain on sale of $39.2 million, in the year ended September 30, 2011 compared to $3.2 million in the year ended September 30, 2010. Discontinued operations related the sale of our Sourcing Services Business. Our net income for the year ended September 30, 2011 was $33.3 million compared to net income of $16.4 million in the year ended September 30, 2010.

Outlook for Fiscal Year 2012

On October 19, 2011, we acquired b-process, one of the largest e-invoice networks in Europe, for approximately €35 million, a portion of which was deposited in escrow to satisfy potential indemnification claims. The acquisition will give our customers a wider geographic offering of e-invoice solutions. b-process’s results of operations will be included in our consolidated financial statements from the acquisition date.

With the increase in customer demand and continued shift in demand toward subscription software, including the network, we expect continued growth in subscription revenue in fiscal year 2012 compared to fiscal year 2011. We also expect total revenues to grow in fiscal year 2012 compared to fiscal year 2011, with growth in subscription revenues being partially offset by modest declines in maintenance revenues.

We plan to continue to carefully monitor expenses in fiscal year 2012. We expect that total expenses, excluding expenses for amortization of intangibles, stock-based compensation, restructuring costs, and transaction costs and a benefit from tax accrual reversals will grow at a similar rate as revenues. Our expense outlook includes targeted investments in our business designed to pursue revenue growth opportunities that are planned depending on economic conditions and operating results in fiscal year 2012. As a result of our revenue and expense outlooks, we anticipate improvement in our results from operations, before giving effect to these excluded expenses and benefit.

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

We believe that our success for fiscal year 2012 will depend largely on our ability to: (1) sell additional solutions to new and existing customers; (2) renew our subscription or time-based revenues, including on-demand software fees, maintenance fees, and fees for certain services; (3) capitalize on revenue opportunities, such as increased spend capture within existing customers and selling on-demand business commerce solutions to smaller and mid-market customers; (4) successfully integrate and manage the Quadrem and b-process businesses; and (5) retain and expand our workforce in the face of competitive hiring conditions in the technology sector.

In addition to the macro-economic impact, we believe that key risks to our revenues in fiscal year 2012 include: our ability to renew ratable revenue streams without substantial declines from prior arrangements, including subscription software, software maintenance and subscription services; our ability to generate organic growth; the overall level of information technology spending; potential declines in average selling prices; and volatility in currency exchange rates. We believe that key risks to our future operating profitability include our ability to maintain or grow our revenues and our ability to maintain adequate utilization of our services organization. We may not be successful in addressing such risks and difficulties. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for additional information.

Results of Operations

The following table indicates the percentage of total revenues represented by line items in our consolidated statements of operations (certain items may not foot due to rounding). This data has been derived from the consolidated financial statements contained elsewhere in this Form 10-K. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	Percentage of Total Revenues
	2011	2010	2009
Revenues:
Subscription and maintenance	76%	75%	78%
Services and other	24	25	22

Total revenues	100	100	100

Cost of revenues:
Subscription and maintenance	16	16	16
Services and other	17	17	15
Amortization of acquired technology and customer intangible assets	3	1	2

Total cost of revenues	36	34	33

Gross profit	64	66	67

Operating expenses:
Sales and marketing	37	36	34
Research and development	14	14	15
General and administrative	12	10	14
Litigation benefit	0	(2)	0
Insurance reimbursement	0	0	(3)
Amortization of other intangible assets	0	0	0
Restructuring costs	2	3	4

Total operating expenses	65	61	64

Operating (loss) income	(1)	5	3
Interest and other income (expense), net	0	0	(2)

(Loss) income from continuing operations before income taxes	(1)	5	1
Provision for income taxes	0	0	0

(Loss) income from continuing operations	(1)	5	1
Discontinued operations, net of tax:
(Loss) income from discontinued operations	(1)	1	2
Gain on sale of discontinued operations	9	0	0

Total discontinued operations	8	1	2

Net income	7%	6%	3%

Comparison of the Fiscal Years Ended September 30, 2011, 2010 and 2009

Revenues

Please refer to Note 1 of Notes to Consolidated Financial Statements and “Application of Critical Accounting Policies and Estimates” below for a description of our accounting policy related to revenue recognition.

	Year Ended September 30,
	2011	Dollar Change	Percent Change	2010	Dollar Change	Percent Change	2009
Revenues (in thousands):
Subscription and maintenance	$335,124	$94,335	39%	$240,789	$18,583	8%	$222,206
Services and other	108,721	29,111	37%	79,610	16,111	25%	63,499

Total revenues	$443,845	$123,446	39%	$320,399	$34,694	12%	$285,705

Subscription and maintenance

Subscription revenues consist mainly of network-related software access and transaction fees and software access subscription fees. Subscription revenues for the year ended September 30, 2011 were $275.7 million, an increase of $101.7 million, or 58%, including 27% organic growth, compared $174.0 million for the year ended September 30, 2010. Our organic growth reflects increased demand for our subscription software products and increased network revenues due to higher volumes, more chargeable relationships and a pricing modification. Maintenance revenues consist primarily of Ariba Buyer and Ariba Sourcing product maintenance fees. Maintenance revenues for the year ended September 30, 2011 were $59.4 million, an 11% decrease from the $66.8 million recorded in the year ended September 30, 2010. The decrease was primarily due to a decline in on-premise application sales. We anticipate that subscription revenues will increase in the year ending September 30, 2012 compared to the year ended September 30, 2011, in part as a result of the acquisitions of Quadrem and b-process, partially offset by modest declines of maintenance revenues.

Subscription revenues for the year ended September 30, 2010 were $174.0 million, an increase of $22.8 million, or 15%, from the $151.2 million recorded in the year ended September 30, 2009. The increase was primarily due to an increase in the demand for our subscription software products and the continued growth of network revenues. Maintenance revenues for the year ended September 30, 2010 were $66.8 million, a 6% decrease from the $71.0 million recorded in the year ended September 30, 2009. The decrease was primarily due to a decline in perpetual license revenues.

Services and other

The increase in services and other revenues in the year ended September 30, 2011 compared to the year ended September 30, 2010 included 24% organic growth. Our organic growth reflects increased services as related to our software and network businesses. We anticipate that services and other revenues will increase in the year ending September 30, 2012 compared to the year ended September 30, 2011, in part as a result of the acquisitions of Quadrem and b-process. The increase in services and other revenues in the year ended September 30, 2010 compared to the year ended September 30, 2009 was primarily attributable to increase in implementation revenues.

Cost of Revenues

	Year Ended September 30,
	2011	Dollar Change	Percent Change	2010	Dollar Change	Percent Change	2009
Cost of revenues (in thousands):
Subscription and maintenance	$70,525	$19,476	38%	$51,049	$3,142	7%	$47,907
Services and other	79,110	24,333	44%	54,777	12,554	30%	42,223
Amortization of acquired technology and customer intangible assets	12,008	7,606	173%	4,402	(1,148)	(21%)	5,550

Total cost of revenues	$161,643	$51,415	47%	$110,228	$14,548	15%	$95,680

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for hosting services and technical support, including stock-based compensation costs and facilities and equipment costs. The increase in cost of subscription and maintenance revenues in fiscal years 2011 and 2010 was primarily the result of an increase in set-up costs and hosted support costs associated with the overall 58% and 15% increase in subscription revenues in the respective years. We anticipate that cost of subscription and maintenance expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2012 compared to the year ended September 30, 2011.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock-based compensation costs, training personnel, facilities and equipment costs. The increase in cost of services and other revenues in fiscal years 2011 and 2010 was primarily the result of an increase in deployment costs associated with the increase in services and other revenues. We anticipate that cost of services and other revenues will remain relatively consistent as a percentage of services and other revenues in the year ending September 30, 2012 compared to the year ended September 30, 2011.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of assets associated with our acquisition of Quadrem and fiscal year 2008 acquisition of Procuri, Inc. (“Procuri”). The increase in the year ended September 30, 2011 compared to the year ended September 30, 2010 was due to the acquisition of Quadrem. The decrease in the year ended September 30, 2010 compared to the year ended September 30, 2009 was primarily attributable to assets reaching the end of their estimated useful lives. We anticipate amortization of acquired technology and customer intangible assets will increase in the year ending September 30, 2012 compared to the year ended September 30, 2011 due to the acquisitions of Quadrem and b-process.

Gross profit

	Year Ended September 30,
	2011	Dollar Change	Percent Change	2010	Dollar Change	Percent Change	2009
(in thousands):
Gross profit	$282,202	$72,031	34%	$210,171	$20,146	11%	$190,025

Our gross profit as a percentage of revenues for the year ended September 30, 2011 was 64% compared to 66% for the year ended September 30, 2010. The decrease was primarily due to the increase in amortization of acquired technology and customer intangible assets associated with our acquisition of Quadrem. Our gross profit as a percentage of revenues for the year ended September 30, 2010 was 66%, relatively consistent with 67% for the year ended September 30, 2009.

Operating Expenses

	Year Ended September 30,
	2011	Dollar Change	Percent Change	2010	Dollar Change	Percent Change	2009
Operating expenses (in thousands):
Sales and marketing	$162,120	$47,607	42%	$114,513	$18,206	19%	$96,307
Research and development	60,468	14,427	31%	46,041	2,558	6%	43,483
General and administrative	52,432	19,608	60%	32,824	(5,908)	(15%)	38,732
Litigation benefit	—	7,000	(100%)	(7,000)	(7,000)	*	—
Insurance reimbursement	—	—	—	—	7,527	(100%)	(7,527)
Amortization of other intangible assets	904	800	769%	104	(396)	(79%)	500
Restructuring costs	10,704	2,125	25%	8,579	(1,578)	(16%)	10,157

Total operating expenses	$286,628	$91,567	47%	$195,061	$13,409	7%	$181,652

*	Percent change is not meaningful

Sales and marketing

Sales and marketing includes costs associated with our sales, marketing and product marketing personnel and consists primarily of compensation and benefits, which includes salaries, benefits, commissions, bonuses, and stock-based compensation; promotional and advertising and travel and entertainment expenses related to these personnel; and the provision for doubtful accounts. Sales and marketing expenses increased in the year ended September 30, 2011 compared to the year ended September 30, 2010 primarily due to the following: (1) increased compensation and benefits of $36.9 million related to an increase in overall sales and marketing headcount, sales commission and bonus expense related to the increase in revenues noted above, restricted stock awards and the acquisition of Quadrem; (2) increased travel costs of $3.4 million related to an increase in overall sales and marketing headcount; (3) increased facilities and professional services costs of $1.1 million and $1.0 million, respectively, primarily associated with the acquisition of Quadrem; and (4) increased marketing expense of $1.1 million. We anticipate that sales and marketing expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2012 compared to the year ended September 30, 2011.

Sales and marketing expenses increased in the year ended September 30, 2010 compared to the year ended September 30, 2009 primarily due to the following: (1) increased compensation and benefits of $15.5 million related to an increase in overall sales and marketing headcount, sales commission and bonus expense related to the increase in revenues noted above and restricted stock awards; (2) increased travel costs of $1.1 million related to an increase in overall sales and marketing headcount; and (3) increased marketing expense of $1.2 million.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved and quality assurance activities, and primarily includes compensation and benefits, which includes salaries, benefits, bonuses, and stock-based compensation; consulting costs; and the cost of software development tools and equipment. Research and development expenses increased in the year ended September 30, 2011 compared to the year ended

September 30, 2010 primarily due to increased compensation and benefits of $13.0 million related to an increase in overall research and development headcount, restricted stock awards and the acquisition of Quadrem. We anticipate that research and development expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2012 compared to the year ended September 30, 2011. The slight increase in the year ended September 30, 2010 compared to the year ended September 30, 2009 was primarily due to an increase in compensation and benefits expense.

General and administrative

General and administrative expenses include costs for executive, finance, human resources, information technology, legal and administrative support functions, and primarily includes compensation and benefits, which includes salaries, benefits, bonuses, and stock-based compensation and professional services costs. General and administrative expenses increased in the year ended September 30, 2011 compared to the year ended September 30, 2010 primarily due to the following: (1) increased compensation and benefits of $12.2 million related to an increase in overall general and administrative headcount associated with the acquisition of Quadrem and restricted stock awards; (2) increased facilities costs of $4.4 million, primarily associated with the acquisition of Quadrem; and (3) a $3.1 million benefit in the year ended September 30, 2010 based upon management’s assessment that a previously accrued contingency had less than a remote probability of potential loss. We anticipate that general and administrative expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2012 compared to the year ended September 30, 2011.

General and administrative expenses decreased in the year ended September 30, 2010 compared to the year ended September 30, 2009 primarily due to the following: (1) an impairment of $4.3 million in the year ended September 30, 2009 associated with capitalized costs related to an enterprise resource planning (“ERP”) system for finance and human resources; (2) a decrease in expenses of $3.1 million based upon management’s assessment that a previously accrued contingency had less than a remote probability of potential loss; and (3) a decrease in intellectual property related legal expenses of approximately $1.7 million, which were partially offset by an increase in compensation and benefits of $3.2 million primarily related to an increase in overall general and administrative headcount and restricted stock awards.

Litigation benefit and insurance reimbursement

During the year ended September 30, 2010, we received $7.0 million in satisfaction of a court judgment, which was recorded in income.

During the year ended September 30, 2009, we recorded $7.5 million of income related to an insurance reimbursement for previously unreimbursed litigation costs.

Amortization of other intangible assets

Amortization of other intangible assets consisted of the amortization of trade name/trademark and non-competition agreement associated with our acquisition of Quadrem and fiscal year 2008 acquisition of Procuri and our fiscal year 2004 business combination with FreeMarkets. The increase in the year ended September 30, 2011 compared to the year ended September 30, 2010 was due to the acquisition of Quadrem. The decrease in the year ended September 30, 2010 compared to the year ended September 30, 2009 was primarily attributable to assets reaching the end of their estimated useful lives. We anticipate amortization of other intangible assets will increase in the year ending September 30, 2012 compared to the year ending September 30, 2011 due to the acquisitions of Quadrem and b-process.

Restructuring costs

We recorded restructuring costs of $10.7 million in the year ended September 30, 2011, comprised of $12.3 million of lease abandonment costs and $3.3 million of accelerated depreciation as a result of moving our headquarters within Sunnyvale, California and abandoning our previous headquarters facility on Eleventh Avenue, partially offset by benefits of $4.9 million as a result of entering into agreements to sublease approximately 175,000 square feet of space at our Eleventh Avenue facility, the majority of which expire in January 2013.

We recorded a restructuring charge of $8.6 million in the year ended September 30, 2010 due to the revision of our estimates for sublease commencement dates based on the remaining terms of the lease in Sunnyvale, California and continued soft market conditions in the Northern California real estate market.

We recorded a restructuring charge of $10.2 million in the year ended September 30, 2009. During the year, we revised our estimates for sublease commencement dates and sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market, resulting in a charge of $6.8 million. The remaining charge of $3.4 million is related to severance benefit costs in connection with workforce reductions in the current economic environment to better align our expenses with our revenues.

Interest and other income (expense), net

	Year Ended September 30,
	2011	Dollar Change	Percent Change	2010	Dollar Change	Percent Change	2009
(in thousands):
Interest and other income (expense), net	$2,039	$2,656	*	$(617)	$(4,996)	(89%)	$(5,613)

*	Percent change is not meaningful

Interest and other income (expense), net increased in the year ended September 30, 2011 compared to the year ended September 30, 2010 primarily as a result of $891,000 of realized and unrealized foreign currency transaction gains on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries and realized losses on foreign denominated cash balances maintained in the United States due to the United States dollar strengthening against the Euro, British Pound, Australian dollar and Canadian dollar in the year ended September 30, 2011 compared to a loss of $1.7 million in the year ended September 30, 2010.

Interest and other income (expense), net decreased in the year ended September 30, 2010 compared to the year ended September 30, 2009 primarily as a result of a decrease in realized and unrealized foreign currency transaction losses of $5.0 million on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries and realized losses on foreign denominated cash balances maintained in the United States due to the United States dollar strengthening against the Euro, British Pound, Australian dollar and Canadian dollar in the year ended September 30, 2009.

Provision for income taxes

	Year Ended September 30,
	2011	Dollar Change	Percent Change	2010	Dollar Change	Percent Change	2009
(in thousands):
Provision for income taxes	$596	$(672)	(53%)	$1,268	$164	15%	$1,104

The provision for income taxes decreased in the year ended September 30, 2011 compared to the year ended September 30, 2010 due to an increase in releases of unrecognized tax benefits due to expiring statutes of limitations in foreign jurisdictions, partially offset by an increase related to the acquisition of Quadrem. The provision for income taxes increased slightly in the year ended September 30, 2010.

As of September 30, 2011, we had net operating loss carryforwards for federal, state and foreign tax purposes of approximately $1.5 billion, $784.0 million and $2.0 million, respectively, before consideration of any annual limitation as described above. These federal, state and foreign net operating loss carryforwards expire in various years from fiscal year 2012 through fiscal year 2031, from fiscal year 2012 through fiscal year 2031 and from fiscal year 2012 through fiscal year 2014, respectively. As of September 30, 2011, we had research credit carryforwards for federal and state tax purposes of approximately $39.0 million and $25.0 million, respectively. If not utilized, the federal research credit carryforwards will expire in various years from fiscal year 2012 through fiscal year 2024. The state research credit carryforwards will continue indefinitely. We also had manufacturer’s credit carryforwards as of September 30, 2011 for state tax purposes of approximately $119,000, which will expire in fiscal year 2012. Our net operating loss and tax credit carryforwards include net operating loss and research credit carryforwards of approximately $270.0 million and $4.8 million, respectively, generated by FreeMarkets, which are subject to annual limitations which could reduce or defer the utilization of those losses and credits.

Liquidity and Capital Resources

As of September 30, 2011, we had $251.3 million in cash, cash equivalents and investments and $29.4 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $280.7 million. Our working capital on September 30, 2011 was $57.1 million. As of September 30, 2010, we had $223.1 million in cash, cash equivalents and investments and $29.2 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $252.3 million. Our working capital on September 30, 2010 was $54.8 million. The majority of cash, cash equivalents, investments and restricted cash are held in accounts in the United States.

We hold several interest-bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loans and credit derivative products. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The continuing uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.

Contractual maturity dates for these ARS investments range from 2016 to 2047. The ARS backed by student loans are guaranteed by the United States government and have credit ratings of AAA to A. Currently, we have no intent to sell these ARS investments prior to recovery to par value, nor are we aware of any factors that would make such a sale of the ARS investments more likely than not. As of September 30, 2011 and 2010, we classified the entire ARS investment balance as long-term investments on our consolidated balance sheet because of our inability to determine when our investments in ARS would settle. See Note 6 of Notes to Consolidated Financial Statements.

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

Net cash provided by operating activities was $75.8 million for the year ended September 30, 2011, compared to $67.0 million for the year ended September 30, 2010. Cash flows provided by operating activities increased primarily due to an increase in deferred revenue as a result of cash collections in the year ended September 30, 2011, partially offset by net cash outflows from discontinued operations.

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

The changes in cash flows from investing activities primarily relate to acquisitions, dispositions, capital expenditures and the timing of purchases, maturities and sales of our investments. Net cash used in investing activities was $55.6 million for the year ended September 30, 2011 compared to $13.7 million for the year ended September 30, 2010. The increase of $41.9 million is primarily attributable to the cash paid for the acquisition of Quadrem, net of cash acquired, of $64.3 million, an increase of purchases of property and equipment of $18.6 million primarily related to leasehold improvements as result of moving our headquarters within Sunnyvale, California to Hermosa Court, and an increase in purchases of investments, net of maturities and sales of $9.9 million, partially offset by proceeds from the sale of our Sourcing Services Business to Accenture of $51.0 million.

Net cash used in investing activities was $13.7 million for the year ended September 30, 2010 compared to $23.0 million for the year ended September 30, 2009. The decrease of $9.3 million is primarily attributable to a decrease in purchases of investments, net of sales of $12.6 million, partially offset by an increase in capital expenditures of $2.9 million primarily related to computer hardware for data storage in the year ended September 30, 2010.

The changes in cash flows from financing activities primarily relate to the repurchase of common stock shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees and the proceeds from the issuance of common stock, which is attributed to the employee stock purchase plan and stock option exercises. Net cash used in financing activities was $6.1 million for the year ended September 30, 2011, compared to $1.7 million for the year ended September 30, 2010. The increase in the year ended September 30, 2011 is related to an increase in the repurchase of common stock forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations of $7.2 million, partially offset by an increase in proceeds from the issuance of common stock of $2.7 million.

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

As of September 30, 2011, we did not have any material commitments for capital expenditures.

Contractual obligations

Our primary contractual obligations are under our operating leases, which are discussed below.

In March 2000, we entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building on Eleventh Avenue in Sunnyvale, California. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. We abandoned this facility and currently sublease over three buildings, totaling 571,000 square feet, to third parties. The majority of these subleases expire in January 2013. The remaining square feet is available for sublease. Minimum monthly lease payments are approximately $3.6 million and escalate annually, with the total future minimum lease payments amounting to $58.8 million over the remaining lease term. As part of this lease agreement, we are required to issue standby letters of credit, which are backed by cash equivalents totaling $28.8 million as of September 30,

2011, as a form of security through January 2013. Also, we are required by other agreements to hold an additional $540,000 in standby letters of credit and other guarantees, which are cash collateralized. These instruments are issued by one of our banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $29.4 million is classified as restricted cash on our consolidated balance sheet as of September 30, 2011.

In February 2011, we entered into a facility lease agreement for approximately 86,000 square feet on Hermosa Court in Sunnyvale, California for its headquarters. The operating lease term commenced in May 2011 and ends in November 2021. We moved our headquarters into this facility in June 2011.

We occupy approximately 80,000 square feet of office space in Bangalore, India under leases that expire at various times through September 2014. This location consists principally of research and development activities.

We occupy 73,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. We currently sublease approximately 18,000 square feet to a third party. This location consists principally of our customer support organization and administrative activities.

We occupy approximately 42,000 square feet of office space in Atlanta, Georgia under a lease that expires in June 2013. Operations at this location consist principally of our sales, certain executive management and support activities.

Future minimum lease payments and sublease income under non-cancelable operating leases for the next five years and thereafter are as follows as of September 30, 2011 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income
2012	$54,644	$16,022
2013	24,941	5,383
2014	8,703	440
2015	7,529	440
2016	6,565	440
Thereafter	18,737	550

Total	$121,119	$23,275

The above table represents our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the specific timing and actual amounts of payments.

Of the total operating lease commitments as of September 30, 2011 noted above, $59.7 million is for occupied properties and $61.5 million is for abandoned properties, which are a component of the restructuring obligation.

Other than the lease commitments and letters of credit discussed above, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

The consideration for our acquisition of Quadrem included a contingent payment ranging from zero to $25.0 million and is subject to the achievement of certain performance conditions. If the performance conditions are met in full, after the third anniversary of the acquisition date (which will occur in the year ending September 30, 2014), Ariba will pay the $25.0 million contingent payment in cash, or at its election, Ariba stock. See Note 3 of Notes to Consolidated Financial Statements.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities. If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary. As of September 30, 2011, we had unrecognized tax benefits, including penalties and interest, of approximately $2.4 million. The timing of potential future payments related to the unrecognized tax benefits is not presently determinable.

We do not have any material non-cancelable purchase commitments as of September 30, 2011.

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

We believe our existing cash, cash equivalents and investment balances, together with anticipated cash flow from operations, should be sufficient to meet our working capital and operating resource requirements for at least the next twelve months. Should we find it necessary to obtain additional funds, we may not be able to obtain additional financing on favorable terms or at all. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

Revenue recognition

Substantially all of our revenues are derived from the following sources: (i) access and transaction fees related to subscription software solutions on a multi-tenant basis and single-tenant basis either hosted or behind the firewall; (ii) maintenance and support related to existing single-tenant perpetual licenses; and (iii) services, including value enablement of subscription software solutions, implementation services, strategic consulting services, training, education, premium support and other miscellaneous services. The subscription software solutions include access to the solutions, technical support and product updates. The significant majority of our subscription software solutions are hosted time-based licenses and are based on the number of users, spend or other usage criteria. Our multiple element arrangements typically include a combination of: (i) subscription software solutions; and (ii) a services arrangement, on either a fixed fee for access to specific services over time or a time and materials basis.

We license our subscription software through its direct sales force and indirectly through resellers. Sales made through resellers are recognized at the time that we have received persuasive evidence of an end user customer and all other criteria are met as defined below. The license agreements for our subscription software only provide for a right of return in limited and defined circumstances, and historically product returns have not been significant. We do not recognize revenue on agreements subject to refund or cancellation rights until such rights to refund or cancel have expired. Direct sales force commissions are accounted for as sales and marketing expense at the time of sale, when the liability is incurred and is reasonably estimable.

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

We elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal year 2010 on a prospective basis for applicable transactions originating or materially modified after September 30, 2009. The new guidance allows for deliverables with stand alone value in a multi-element arrangement for which revenue was previously deferred due to undelivered elements not having VSOE of selling price to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement.

We sell implementation services, strategic consulting, training and other services in stand-alone engagements. Maintenance and support are sold separately through renewals of annual contracts. As a result, we use VSOE of selling price to allocate the arrangement consideration to each of these deliverables. We determine VSOE of selling price based on our normal pricing and discounting practices for the specific service when sold separately. In determining VSOE of selling price, we require that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical stand-alone transactions falling within plus or minus 15% of the median rates. In addition, we consider the geographies in which the services are sold and major service groups in determining VSOE of selling price.

We are not always able to establish VSOE of selling price for all deliverables in an arrangement with multiple elements. This may be due to us infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE of selling price cannot be established, as in the case for all subscription software solutions along with certain services, we attempt to establish selling price of each element based on TPE of selling price. TPE of selling price is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of its peers and its offerings contain a level of differentiation such that the comparable pricing of software solutions and services with similar functionality and delivery cannot be obtained. Furthermore, we are rarely able to reliably determine what similar competitors’ selling prices are on a stand-alone basis. Therefore, we are typically not able to determine TPE of selling price.

For contracts signed or substantially modified after October 1, 2009, we use ESP in our allocation of arrangement consideration when we are unable to establish selling price using VSOE or TPE. The objective of ESP is to determine the price at which we would transact a sale if the subscription software or other services were sold on a stand-alone basis. ESP is generally used for offerings not priced within a narrow range, and it applies to a majority of our arrangements with multiple deliverables. We determine ESP for all deliverables that do not have VSOE or TPE of selling price by considering multiple factors which include, but are not limited to the following: (i) substantive renewal rates contained within an arrangement for subscription software solutions; (ii) gross margin objectives and internal costs for services; and (iii) pricing practices, market conditions and competitive landscape.

We regularly review VSOE, TPE and ESP and maintain internal controls over the establishment and updates of these estimates. There were no material changes to VSOE, TPE or ESP during the quarter or year ended September 30, 2011.

Revenue from subscription software and hosting services is recognized ratably over the term of the arrangement, commencing with the initial customer access date. Set up fees paid by customers in connection with subscription software solutions are recognized ratably over the longer of the life of the agreement or the expected lives of customer relationships, which generally range from three to five years. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year). Revenue allocated to software implementation, process improvement, training and other services is recognized as the services are performed or as milestones are achieved or, if bundled with a subscription or time-based arrangement, ratably over the term of such arrangement. For contracts entered into prior to October 1, 2009 where we provide services as part of a multi-element arrangement with subscription software, both the subscription software revenue and service revenue are recognized under the lesser of proportional performance method based on hours or ratable over the subscription term.

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

Recoverability of goodwill

We test goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. The provisions of Accounting Standard Codification (“ASC”) 350 require that a two-step impairment test be performed on goodwill. We have one reporting unit. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If upon completing the second step of the impairment test the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

The fair value of our reporting unit was determined using the income approach and the market approach. The income approach is a valuation technique whereby we calculate the fair value the reporting unit based on the present value of estimated future cash flows, which are formed by evaluating historical trends, current budgets, operating plans and industry data. The market approach is a valuation technique whereby we calculate the fair value the reporting unit by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets.

Determining the fair value of the reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions using the income approach include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions. The estimates and assumptions using the market comparable approach include determination of appropriate market comparables and an appropriate control premium. We determined our fair value with estimates and assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

We performed the annual assessment in the fourth quarter of fiscal years 2011, 2010, and 2009 and no indication of impairment was noted. The balance of goodwill was $482.8 million as of September 30, 2011, and there can be no assurances that future goodwill impairments will not occur.

Lease abandonment costs

We initially recorded a significant restructuring charge in the third quarter of fiscal year 2001 upon abandoning certain operating leases as part of a program to restructure our operations and related facilities. In the years ended September 30, 2002 through 2008, we revised our original estimates and expectations for our corporate headquarters and field offices disposition efforts as a result of changed estimates of sublease rental projections.

During the year ended September 30, 2009, we recorded lease abandonment costs of $6.8 million based on revised estimates for sublease commencement dates and sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market.

During the year ended September 30, 2010, we recorded lease abandonment costs of $8.6 million due to the revision of our estimates for sublease commencement dates based on the remaining terms of the lease at our Sunnyvale, California Eleventh Avenue facility and continued soft market conditions in the Northern California real estate market.

During the year ended September 30, 2011, we recorded lease abandonment costs of $12.3 million as a result of moving our headquarters within Sunnyvale, California and abandoning our previous headquarters facility on Eleventh Avenue, partially offset by benefits of $4.9 million as a result of entering into agreements to sublease approximately 175,000 square feet of space at our Eleventh Avenue facility, the majority of which expire in January 2013.

Lease abandonment costs for the abandoned facilities are estimated to include remaining lease liabilities and brokerage fees offset by sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable subleases and sublease rates using market trend information analyses provided by a commercial real estate brokerage firm retained by us. We review these estimates each quarterly reporting period, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary significantly from current estimates. See Note 9 of Notes to Consolidated Financial Statements. Our lease abandonment accrual is net of $23.3 million of sublease income.

Fair value of Auction Rate Securities

We hold several interest-bearing ARS that represent investments in pools of assets, including student loans and credit derivative products. As of September 30, 2011, we held $17.5 million in par value of student loan securities that failed to settle in auctions commencing February 2008 and $3.4 million in par value of commercial paper and credit derivative products that failed to settle in auctions commencing August 2007. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The continuing uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until such time as either a future auction of these investments is successful or a buyer is found outside of the auction process. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

Contractual maturity dates for these ARS investments range from 2016 to 2047. The ARS backed by student loans are guaranteed by the United States government and have credit ratings of AAA to A. Currently, we have no intent to sell these ARS investments prior to recovery to par value, nor are we aware of any factors that would make such a sale of the ARS investments more likely than not. As of September 30, 2011, we have classified the entire ARS investment balance as long-term investments on our consolidated balance sheet because of its current inability to predict that these investments will be available for settlement within the next twelve months. Since auction failures in 2008, we have modified our current investment strategy and increased our investments in more liquid money market instruments.

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

We have used a discounted cash flow (“DCF”) model to determine the estimated fair value of its investment in ARS as of September 30, 2011. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $17.5 million of student loan securities and $3.4 million of credit derivative products was adjusted between 150 and 300 basis points (“bps”) for the student loan securities and 1,150 bps for the credit derivative product, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on the assessment of fair value through September 30, 2011, we determined there was a decline in the fair value of its ARS investments of $3.5 million, of which $2.0 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, we recorded an other-than-temporary impairment of $1.4 million in the year ended September 30, 2009 and $499,000 in the year ended September 30, 2010, partially offset by $463,000 of accretion recorded through September 30, 2011. Based upon its analysis of this impairment, we determined that the other-than-temporary loss of $1.5 million was principally related to the credit loss on the investment. Additionally, we evaluated the factors related to other than credit loss, which were determined to be immaterial to the consolidated financial statements.

We review our impairment in accordance with the changes issued by the FASB to fair value accounting and the recognition and presentation of other-than-temporary impairments, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment for a period of time sufficient to allow for the recovery in market value to par. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, we may, in the near future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $2.0 million currently accounted for as a temporary decline or may be greater than the $1.5 million other-than-temporary impairment recorded through September 30, 2011.

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

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products in the United States of America, South America, Europe, Canada, Australia, Africa, Middle East and Asia. As a result, our financial results have been and could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-United States sales are priced in currencies other than the United States dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. For the years ended September 30, 2011, 2010 and 2009, approximately 38%, 28% and 30%, respectively, of our total net revenues were derived from customers outside of the United States. As a result, our United States dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of September 30, 2011 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain (Loss) in USD
		Foreign Currency	USD
Foreign Currency
Singapore Dollar	Sell	8,000	$6,496	$376
Euro	Sell	4,000	5,643	285
Chinese Renminbi	Sell	35,000	5,408	(96)
Indian Rupee	Buy	75,000	1,675	(157)
South Africa Rand	Sell	10,289	1,292	32
Swiss Franc	Buy	1,000	1,193	(88)
Czech Koruna	Buy	19,500	1,190	(64)
Australian Dollar	Sell	1,000	970	12
Japanese Yen	Sell	75,000	927	(45)
Brazilian Real	Sell	1,000	622	92

Total			$25,416	$347

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of September 30, 2011.

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

	Year Ending September 30, 2012	Year Ending September 30, 2013	Year Ending September 30, 2014	Year Ending September 30, 2015	Year Ending September 30, 2016	Thereafter	Total
Cash equivalents	$135,330	$—	$—	$—	$—	$—	$135,330
Average interest rate	0.63%	—	—	—	—	—	0.63%
Investments	$28,319	$9,133	$—	$—	$—	$17,448	$54,900
Average interest rate	0.81%	0.93%	—	—	—	1.81%	1.15%
Restricted cash	$196	$29,174	$—	$—	$—	$—	$29,370
Average interest rate	0.27%	0.50%	—	—	—	—	0.50%

Total investment securities	$163,845	$38,307	$—	$—	$—	$17,448	$219,600

The table above does not include uninvested cash of $61.1 million held as of September 30, 2011. Total cash, cash equivalents, investments and restricted cash as of September 30, 2011 was $280.7 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and the related notes thereto, of the Company and the Reports of Independent Registered Public Accounting Firms are filed as a part of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Ariba, Inc.

We have audited the accompanying consolidated balance sheets of Ariba, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ariba, Inc. and subsidiaries at September 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ariba, Inc.’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 10, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

November 10, 2011

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	September 30, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$196,399	$182,393
Short-term investments	28,319	18,449
Restricted cash	196	104
Accounts receivable, net of allowance of $2,653 and $2,537	32,256	21,781
Prepaid expenses and other current assets	16,191	7,942

Total current assets	273,361	230,669
Property and equipment, net	32,806	15,958
Long-term investments	26,581	22,283
Restricted cash	29,174	29,137
Goodwill	482,825	406,507
Other intangible assets, net	61,653	13,154
Other assets	6,741	4,001

Total assets	$913,141	$721,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,873	$11,190
Accrued compensation and related liabilities	45,169	32,079
Accrued liabilities	24,293	18,398
Restructuring obligations	23,461	17,188
Deferred revenue	114,505	97,005

Total current liabilities	216,301	175,860
Restructuring obligations, less current portion	8,346	23,339
Deferred revenue, less current portion	9,181	7,285
Contingent liability for acquisition	23,486	—
Other long-term liabilities	7,873	16,271

Total liabilities	265,187	222,755

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $.002 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.002 par value; 1,500,000 shares authorized; 99,658 and 93,872 shares issued and outstanding	199	188
Additional paid-in capital	5,353,514	5,236,265
Accumulated other comprehensive loss	(3,396)	(1,879)
Accumulated deficit	(4,702,363)	(4,735,620)

Total stockholders’ equity	647,954	498,954

Total liabilities and stockholders’ equity	$913,141	$721,709

See accompanying Notes to Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended September 30,
	2011	2010	2009
Revenues:
Subscription and maintenance	$335,124	$240,789	$222,206
Services and other	108,721	79,610	63,499

Total revenues	443,845	320,399	285,705

Cost of revenues:
Subscription and maintenance	70,525	51,049	47,907
Services and other	79,110	54,777	42,223
Amortization of acquired technology and customer intangible assets	12,008	4,402	5,550

Total cost of revenues	161,643	110,228	95,680

Gross profit	282,202	210,171	190,025

Operating expenses:
Sales and marketing	162,120	114,513	96,307
Research and development	60,468	46,041	43,483
General and administrative	52,432	32,824	38,732
Litigation benefit	—	(7,000)	—
Insurance reimbursement	—	—	(7,527)
Amortization of other intangible assets	904	104	500
Restructuring costs	10,704	8,579	10,157

Total operating expenses	286,628	195,061	181,652

Operating (loss) income	(4,426)	15,110	8,373
Interest and other income (expense), net	2,039	(617)	(5,613)

(Loss) income from continuing operations before income taxes	(2,387)	14,493	2,760
Provision for income taxes	596	1,268	1,104

(Loss) income from continuing operations	(2,983)	13,225	1,656

Discontinued operations, net of tax:
(Loss) income from discontinued operations	(2,924)	3,161	6,537
Gain on sale of discontinued operations	39,164	—	—

Total discontinued operations	36,240	3,161	6,537

Net income	$33,257	$16,386	$8,193

Basic earnings per share:
(Loss) income from continuing operations	$(0.03)	$0.15	$0.02
Discontinued operations, net of tax	0.39	0.04	0.08

Net income per common share—basic	$0.36	$0.19	$0.10

Diluted earnings per share:
(Loss) income from continuing operations	$(0.03)	$0.15	$0.02
Discontinued operations, net of tax	0.39	0.03	0.08

Net income per common share—diluted	$0.36	$0.18	$0.10

Weighted average shares used in computing net income per common share—basic	91,212	86,617	82,733

Weighted average shares used in computing net income per share—diluted	91,212	89,221	85,424

Comprehensive income:
Net income	$33,257	$16,386	$8,193

Unrealized gain (loss) on investments, net	—	1,895	(609)
Foreign currency translation adjustment	(1,517)	(86)	15

Other comprehensive (loss) income	(1,517)	1,809	(594)

Comprehensive income	$31,740	$18,195	$7,599

See accompanying Notes to Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at October 1, 2008	86,927,680	$174	$5,154,137	$(3,094)	$(4,760,199)	$391,018
Exercise of stock options	172,396	—	925	—	—	925
Issuance of common stock	773,770	2	3,187	—	—	3,189
Issuance of restricted stock, net of cancellations	2,063,525	4	(4)	—	—	—
Exchange and retirement of employee-owned mature stock for taxes	(309,094)	(1)	(2,620)	—	—	(2,621)
Amortization of stock-based compensation	—	—	33,941	—	—	33,941
Realized investment income, net	—	—	—	1,414	—	1,414
Unrealized investment loss, net	—	—	—	(2,023)	—	(2,023)
Foreign currency translation adjustment	—	—	—	15	—	15
Net income	—	—	—	—	8,193	8,193

Balances at September 30, 2009	89,628,277	179	5,189,566	(3,688)	(4,752,006)	434,051
Exercise of stock options	34,566	—	332	—	—	332
Issuance of common stock	625,161	2	3,874	—	—	3,876
Issuance of restricted stock, net of cancellations	4,090,157	8	(8)	—	—	—
Exchange and retirement of employee-owned mature stock for taxes	(506,313)	(1)	(5,864)	—	—	(5,865)
Amortization of stock-based compensation	—	—	48,365	—	—	48,365
Unrealized investment gain, net	—	—	—	1,895	—	1,895
Foreign currency translation adjustment	—	—	—	(86)	—	(86)
Net income	—	—	—	—	16,386	16,386

Balances at September 30, 2010	93,871,848	188	5,236,265	(1,879)	(4,735,620)	498,954
Exercise of stock options	147,823	—	1,923	—	—	1,923
Issuance of common stock	357,943	—	4,983	—	—	4,983
Issuance of common stock for acquisition	2,582,911	5	64,697	—	—	64,702
Issuance of restricted stock, net of cancellations	3,326,808	7	(7)	—	—	—
Exchange and retirement of employee-owned mature stock for taxes	(629,151)	(1)	(13,024)	—	—	(13,025)
Amortization of stock-based compensation	—	—	58,677	—	—	58,677
Unrealized investment gain, net	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(1,517)	—	(1,517)
Net income	—	—	—	—	33,257	33,257

Balances at September 30, 2011	99,658,182	$199	$5,353,514	$(3,396)	$(4,702,363)	$647,954

See accompanying Notes to Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2011	2010	2009
Operating activities:
Net income	$33,257	$16,386	$8,193
Less income from discontinued operations, net of tax	(36,240)	(3,161)	(6,537)

(Loss) income from continuing operations	(2,983)	13,225	1,656
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Provisions for doubtful accounts	575	684	1,378
Depreciation	10,294	7,912	7,661
Amortization of intangible assets	12,912	4,506	6,050
Stock-based compensation	57,875	46,831	32,653
Restructuring	10,704	8,579	10,157
Other-than-temporary impairment of long-term investments	—	724	1,414
Impairment of property and equipment	—	—	4,277
Changes in operating assets and liabilities:
Accounts receivable	2,587	(2,805)	7,930
Prepaid expenses and other assets	(7,710)	2,312	(3,094)
Accounts payable	(3,775)	3,560	(4,485)
Accrued compensation and related liabilities	10,143	3,229	6,207
Accrued liabilities	(6,712)	(3,558)	(1,910)
Deferred revenue	13,465	(5,896)	8,857
Restructuring obligations	(18,260)	(17,114)	(22,821)

Net cash provided by continuing operations	79,115	62,189	55,930
Net cash (used in) provided by discontinued operations	(3,352)	4,820	10,039

Net cash provided by operating activities	75,763	67,009	65,969

Investing activities:
Cash paid for acquisitions, net of cash acquired	(64,288)	—	—
Proceeds from sale of discontinued operations	51,000	—
Purchases of property and equipment	(28,101)	(9,452)	(6,583)
Proceeds from maturities and sales of investments	27,985	18,091	15,950
Purchases of investments	(42,155)	(22,328)	(32,772)
Allocation from restricted cash, net	—	—	400

Net cash used in investing activities	(55,559)	(13,689)	(23,005)

Financing activities:
Proceeds from issuance of common stock	6,906	4,208	4,114
Repurchase of common stock	(13,025)	(5,865)	(2,621)

Net cash (used in) provided by financing activities	(6,119)	(1,657)	1,493

Effect of exchange rate changes on cash and cash equivalents	(79)	(151)	(380)
Net increase in cash and cash equivalents	14,006	51,512	44,077
Cash and cash equivalents at beginning of year	182,393	130,881	86,804

Cash and cash equivalents at end of year	$196,399	$182,393	$130,881

Supplemental disclosures of cash flow information:
Net cash paid for income taxes	$3,073	$874	$1,459

See accompanying Notes to Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of business

Ariba, Inc., along with its subsidiaries (collectively referred to herein as the “Company” or “Ariba”), is the leading provider of collaborative business commerce solutions for buying and selling goods and services. Ariba combines industry-leading software as a service (“SaaS”) technology to optimize the complete commerce lifecycle and enables companies to discover, connect and collaborate with a global network of trading partners and expert capabilities to augment internal resources and skills, delivering everything needed to control costs, minimize risk, improve profits and enhance cash flow and operations, all in the Ariba® Commerce Cloud. Over 700,000 companies, including more than half of the Fortune 500 as well as major global companies, are enabled on Ariba’s solutions to drive more efficient inter-enterprise commerce. The Company was incorporated in Delaware in September 1996.

Basis of presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. As discussed in Note 2 below, in November 2010 the Company sold its sourcing services and business process outsourcing (“BPO”) business. Accordingly, the sourcing services and BPO business has been reported as discontinued operations for all periods presented. The notes to consolidated financial statements reflect historical amounts exclusive of discontinued operations, unless otherwise noted.

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

The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of a security, whether the security is new and not yet established in the marketplace, and other characteristics particular to a transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. When observable prices are not available, the Company either uses implied pricing from similar instruments or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those it believes market participants would use in pricing the asset or liability at the measurement date. See Note 6 for the fair value related to the Company’s cash equivalents, short-term investments, long-term investments and restricted cash.

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

No customer accounted for more than 10% of total revenues for the years ended September 30, 2011, 2010 and 2009. No customer accounted for more than 10% of net accounts receivable as of September 30, 2011 and 2010.

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

Derivative financial instruments and foreign currency management

The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the foreign subsidiaries’ financial statements are translated into United States dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translations of foreign subsidiary financial statements are reported in accumulated other comprehensive income. Gains or losses on foreign currency transactions are recognized as interest and other income (expense), net. The Company recognized a gain of $891,000 for the year ended September 30, 2011 and losses of $1.7 million and $6.7 million for the years ended September 30, 2010 and 2009, respectively.

On January 1, 2009, the Company adopted changes issued by the FASB to accounting for derivatives and hedging. This updated guidance had no financial impact on the Company’s consolidated financial statements and only required additional financial statement disclosures. The Company applied these changes on a prospective basis.

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

As of September 30, 2011, the notional amounts of the forward contracts held to sell and purchase United States dollars in exchange for other major international currencies were $4.1 million and $21.4 million, respectively, and the unrealized gain on these contracts was $347,000. As of September 30, 2010, the notional amounts of the forward contracts held to sell and purchase United States dollars in exchange for other major international currencies were $6.7 million and $18.7 million, respectively, and the unrealized loss on these contracts was $553,000. The notional principal amounts for derivative instruments provide one measure of the transaction volume outstanding as of September 30, 2011 and 2010, and do not represent the amount of the Company’s exposure to credit or market loss. The Company has determined that the gross exposure for both market and credit risk is immaterial.

The fair value of the foreign currency forward contracts not designated as hedges in the consolidated balance sheet were $797,000 included in prepaid expense and other current assets and $450,000 included in other current liabilities as of September 30, 2011. The fair value of the foreign currency forward contracts not designated as hedges in the consolidated balance sheet were $322,000 included in prepaid expense and other current assets and $875,000 included in other current liabilities as of September 30, 2010. The fair value of the forward contracts is based on observable market spot and forward rates and is classified within Level 2 of the fair value hierarchy. The effects of the foreign currency forward contracts not designated as hedges on net income was a loss of $151,000, $686,000 and $881,000 for the years ended September 30, 2011, 2010 and 2009, respectively, and was included in interest and other income (expense), net on the consolidated statement of operations.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally two to five years based on asset classification, or the lease term, if applicable. Gains and losses on disposals are included in results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Costs for replacements and improvements are capitalized, while the costs of maintenance and repairs are charged against earnings as incurred.

Impairment of long-lived assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated from the use and ultimate disposition of the assets. If the carrying amount of the assets exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of would be reported at the lower of the carrying amount or fair value less costs to sell and no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

Goodwill and other intangible assets

Purchased other intangible assets with finite lives are amortized over the estimated economic lives of the assets, generally ranging from one to five years, and reviewed for impairment. Goodwill and purchased other intangible assets determined to have indefinite useful lives are not amortized but are reviewed for impairment annually and more frequently if events and circumstances indicate the assets may be impaired and the carrying value may not be recoverable. The Company has no identifiable intangible assets with indefinite lives as of September 30, 2011.

The Company tests goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. The provisions of Accounting Standards Codification (“ASC”) 350 require that a two-step impairment test be performed on goodwill. The Company has one reporting unit. In the first step, the Company compares the fair value of its reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not considered impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If upon completing the second step of the impairment test the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

The fair value of the Company’s reporting unit was determined using the income approach and the market approach. The income approach is a valuation technique whereby the Company calculates the fair value of the reporting unit based on the present value of estimated future cash flows, which are formed by evaluating historical trends, current budgets, operating plans and industry data. The market approach is a valuation technique whereby the Company calculates the fair value of the reporting unit by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets.

Determining the fair value of the reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions using the income approach include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions. The estimates and assumptions using the market comparable approach include determination of appropriate market comparables and an appropriate control premium. The Company determines its fair value with estimates and assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

The Company performed the annual assessment in the fourth quarter of fiscal years 2011, 2010, and 2009 and no indication of impairment was noted. The balance of goodwill was $482.8 million as of September 30, 2011, and there can be no assurances that future goodwill impairments will not occur.

Revenue Recognition

Substantially all of the Company’s revenues are derived from the following sources: (i) access and transaction fees related to subscription software solutions on a multi-tenant basis and single-tenant basis either hosted or behind the firewall; (ii) maintenance and support related to existing single-tenant perpetual licenses; and (iii) services, including value enablement of subscription software solutions, implementation services, strategic consulting services, training, education, premium support and other miscellaneous services. The subscription software solutions include access to the solutions, technical support and product updates. The significant majority of the Company’s subscription software solutions are hosted time-based licenses and are based on the number of users, spend or other usage criteria. The Company’s multiple element arrangements typically include a combination of: (i) subscription software solutions; and (ii) a services arrangement, on either a fixed fee for access to specific services over time or a time and materials basis.

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

The Company sells implementation services, strategic consulting, training and other services in stand-alone engagements. Maintenance and support are sold separately through renewals of annual contracts. As a result, the Company uses VSOE of selling price to allocate the arrangement consideration to each of these deliverables. The Company determines VSOE of selling price based on its normal pricing and discounting practices for the specific service when sold separately. In determining VSOE of selling price, the Company requires that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical stand-alone transactions falling within plus or minus 15% of the median rates. In addition, the Company considers the geographies in which the services are sold and major service groups in determining VSOE of selling price.

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

For contracts signed or substantially modified after October 1, 2009, the Company uses ESP in its allocation of arrangement consideration when the Company is unable to establish selling price using VSOE or TPE. The objective of ESP is to determine the price at which the Company would transact a sale if the subscription software or other services were sold on a stand-alone basis. ESP is generally used for offerings not priced within a narrow range, and it applies to a majority of the Company’s arrangements with multiple deliverables. The Company determines ESP for all deliverables that do not have VSOE or TPE of selling price by considering multiple factors which include, but are not limited to the following: (i) substantive renewal rates contained within an arrangement for subscription software solutions; (ii) gross margin objectives and internal costs for services; and (iii) pricing practices, market conditions and competitive landscape.

The Company regularly reviews VSOE, TPE and ESP and maintains internal controls over the establishment and updates of these estimates. There were no material changes to VSOE, TPE or ESP during the quarter or year ended September 30, 2011.

Revenue from subscription software and hosting services is recognized ratably over the term of the arrangement, commencing with the initial customer access date. Set up fees paid by customers in connection with subscription software solutions are recognized ratably over the longer of the life of the agreement or the expected lives of customer relationships, which generally range from three to five years. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year). Revenue allocated to software implementation, process improvement, training and other services is recognized as the services are performed or as milestones are achieved or, if bundled with a subscription or time-based arrangement, ratably over the term of such arrangement. For contracts entered into prior to October 1, 2009 where the Company provides services as part of a multi-element arrangement with subscription software, both the subscription software revenue and service revenue are recognized under the lesser of proportional performance method based on hours or ratable over the subscription term.

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

The Company follows the guidance set forth by the FASB to account for the development of its on-demand application service. This guidance requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and to amortize such costs over the software’s estimated useful life. Due to the economic downturn, restructuring actions taken in the year ended September 30, 2009 and a review of all discretionary spending and projects, the Company deferred its ERP system implementation for finance and human resources to an uncertain date. The Company evaluated the capitalized software costs of this project for impairment. In the year ended September 30, 2009, the Company recorded an impairment charge of $3.3 million related to capitalized software implementation costs and $1.0 million related to perpetual software license costs due to the deferral of the project to an uncertain date, which was classified in general and administrative in the consolidated statement of operations.

Advertising expense

Advertising costs are expensed as incurred and totaled $948,000, $769,000 and $770,000 during the years ended September 30, 2011, 2010 and 2009, respectively.

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

During the years ended September 30, 2011, 2010 and 2009, the Company recorded $955,000, $704,000 and $545,000, respectively, of stock-based compensation expense associated with employee stock purchase plan programs.

During the years ended September 30, 2011, 2010 and 2009, the Company granted 1.6 million, 1.3 million and 1.5 million shares, respectively, of restricted common stock time-based awards to non-employee directors and certain employees with a fair value of $49.9 million, $18.5 million and $14.6 million, respectively, based on the current fair value of the Company’s shares at the grant date. These amounts are being amortized over the vesting period of the individual restricted common stock grants, which are generally one to three years.

During the year ended September 30, 2011, the Company granted 990,000 performance-based restricted stock units to executive officers and certain key employees with a fair value of $19.5 million, based on the then current fair value of the Company’s shares at the grant date. The number of units that could vest under this grant is contingent upon meeting three criteria: (1) 2011 performance milestones related to subscription software revenues and network revenues for the fiscal year ended September 30, 2011; (2) 2012 performance milestones based upon sustained performance related to subscription software revenues and network revenues for the fiscal year ending September 30, 2012; and (3) a time-based service requirement. Based upon subscription software revenues for the year ended September 30, 2011, the granted restricted stock units that can vest are up to 2.0 million with a fair value of $38.9 million.

During the year ended September 30, 2010, the Company granted 1.3 million performance-based restricted stock units to executive officers and certain key employees with a fair value of $14.3 million, based on the then current fair value of the Company’s shares at the grant date. The number of units that could vest under this grant is contingent upon meeting three criteria: (1) a 2010 performance milestone related to subscription software revenues for the year ended September 30, 2010; (2) a 2011 performance milestone based upon sustained performance related to subscription software revenue for the year ended September 30, 2011; and (3) a time-based service requirement. Based upon subscription software revenues for the years ended September 30, 2010 and 2011, the granted restricted stock units that can vest are up to 1.9 million with a fair value of $21.8 million.

During the year ended September 30, 2009, the Company granted restricted stock units to executive officers and certain key employees. The number of units that vest under this grant was contingent upon meeting three criteria: (1) a 2009 performance milestone related to subscription software revenues for the year ended September 30, 2009; (2) a 2010 performance milestone, established in October 2009, based upon sustained performance related to subscription software revenues for the year ended September 30, 2010; and (3) a time-based service requirement. The number of units that vested upon meeting the performance milestone for the year ended September 30, 2009 was 848,250 units with a fair value of $7.3 million, based on the then current fair value of the Company’s shares at the grant date. The number of units that vested upon meeting the performance milestone for the year ended September 30, 2010 was 1.6 million units with a fair value of $18.0 million, based on the then current fair value of the Company’s shares at the grant date.

During the years ended September 30, 2011, 2010 and 2009, the Company recorded $53.3 million, $43.7 million and $30.0 million, respectively, of stock-based compensation expense associated with time-based restricted stock grants and performance-based restricted stock units. As of September 30, 2011, there was $61.2 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan (the “401(k) Plan”) in the form of common stock with a value of $4.5 million, $4.0 million and $3.4 million in the years ended September 30, 2011, 2010 and 2009, respectively.

Total stock-based compensation resulting from the ESPP, time-based awards, performance based units and the 401(k) Plan of $58.7 million, $48.4 million and $33.9 million was recorded in the years ended September 30, 2011, 2010 and 2009, respectively, to various operating expense categories as follows (in thousands):

	Year Ended September 30,
	2011	2010	2009
Cost of revenues—subscription and maintenance	$4,055	$3,288	$2,405
Cost of revenues—services and other	4,745	4,386	2,912
Sales and marketing	27,979	22,297	13,026
Research and development	8,923	5,565	4,825
General and administrative	12,173	11,294	9,485
Discontinued operations	802	1,535	1,288

Total	$58,677	$48,365	$33,941

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

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken, or expected to be taken, in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.

Net income per share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period, excluding restricted common stock subject to forfeiture. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares, including restricted common stock subject to forfeiture and potential common shares outstanding during the period if their effect is dilutive. Potential common shares are comprised of incremental common shares issuable upon the exercise of stock options and employee stock purchase plans shares.

Comprehensive income

Comprehensive income includes all changes in equity (net assets) during a period not included in net income but recorded directly in stockholders’ equity, including unrealized gains and losses on marketable securities and changes in the cumulative translation adjustment.

Recently adopted accounting pronouncements

During the year ended September 30, 2011, there were no new accounting pronouncements adopted by the Company that had a significant impact on continuing operations.

Recent accounting pronouncements not yet adopted

During the year ended September 30, 2011, the FASB amended the guidance for goodwill impairment tests. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the existing two-step goodwill impairment test. An entity is not required to perform the two-step goodwill impairment test unless it determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for the Company for annual and interim goodwill impairment tests performed on or after October 1, 2012. Early adoption is permitted. The adoption is not expected to have a material impact on the consolidated financial statements.

During the year ended September 30, 2011, the FASB amended the guidance for fair value measurements and disclosures. The amendments either clarify or change existing guidance, including the following: (i) the concepts of highest and best use and valuation premise are relevant only when measuring the fair value of nonfinancial assets and not relevant when measuring the fair value of financial assets or any liabilities; (ii) a reporting entity should measure the fair value of instruments classified in shareholders’ equity based on the fair value of the instrument from the perspective of a market participant that holds that instrument as an asset; (iii) a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that are categorized within Level 3 of the fair value hierarchy, a description of the valuation processes used, and a qualitative discussion about the sensitivity of such measurements; and (iv) a reporting entity should disclose the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendments are to be applied prospectively. The Company will adopt these amendments on January 1, 2012, which is not expected to have a material impact on the consolidated financial statements.

During the year ended September 30, 2011, the FASB issued guidance that provides two alternatives for the presentation of other comprehensive income, either (i) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income or (ii) present items of other comprehensive income in a separate statement immediately following the statement of net income. Under either presentation method, amounts reclassified from other comprehensive income to net income and totals for net income, other comprehensive income, and comprehensive income will be presented. This guidance does not change the items that are reported in net income and other comprehensive income or the calculation of earnings per share. The guidance is effective for the Company on October 1, 2012, and retrospective application is required for all years presented. Early adoption is permitted. The adoption is not expected to have a material impact on the consolidated financial statements.

Note 2—Discontinued Operations

On November 15, 2010, the Company sold its sourcing services and BPO services assets (collectively, the “Sourcing Services Business”) to Accenture for approximately $51.0 million in cash, resulting in a gain of approximately $39.5 million, less estimated income taxes of $289,000. The assets of the Sourcing Services Business include the Company’s category expertise, sourcing process expertise and strategic sourcing execution resources. As of September 30, 2010, the assets of the Sourcing Services Business were comprised of goodwill of $11.8 million. The following table summarizes the financial information for the Sourcing Services Business operations for the years ended September 30, 2011, 2010 and 2009 (in thousands, except per share amounts):

	Year Ended September 30,
	2011	2010	2009
Revenues from discontinued operations	$13,092	$40,747	$53,267

(Loss) income from discontinued operations before income taxes	(2,924)	3,311	6,659
Provision for income taxes	—	150	122

Net (loss) income from discontinued operations	(2,924)	3,161	6,537

Gain on sale of discontinued operations, net of tax	$39,164	$—	$—

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

The cash includes $40.0 million which has been deposited in escrow to satisfy potential indemnification claims. Of this amount, $25.0 million will be released to Quadrem’s former shareholders upon the achievement of certain performance conditions (“Performance Conditions”) to the extent it is not used to satisfy indemnification claims. The Performance Conditions include, subject to certain terms and conditions, certain customers (i) making specified cash payments to Ariba; and (ii) using the Quadrem network to facilitate purchasing and invoicing activities with respect to specified customers or business and/or operating units. The remaining $15.0 million is expected to be released to Quadrem’s former shareholders over approximately a three-year time period to the extent it is not used to satisfy indemnification claims.

The contingent payment, which is separate from the amounts deposited in escrow referred to above, ranges from zero to $25.0 million and is subject to the achievement of the Performance Conditions. If the Performance Conditions are met in full, after the third anniversary of the acquisition date, Ariba will pay the $25.0 million contingent payment in cash, or at its election, Ariba stock. The fair value of the contingent payment was estimated by applying the income approach and is based on significant unobservable inputs (Level 3 inputs) that include the probability of the Performance Conditions being achieved and a discount rate. As of September 30, 2011, the assumptions used to develop the inputs did not change from the acquisition date. The liability of $23.1 million as of the acquisition date, classified in other-long term liabilities on the consolidated balance sheet, was increased by $440,000 during the year ended September 30, 2011 as a result of accretion, which was recorded in interest and other income (expense), net on the consolidated statement of operations.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash and cash equivalents	$19,582
Accounts receivable	13,607
Prepaid expenses and other assets	2,062
Property and equipment	2,319
Restricted cash, non-current	127
Goodwill	88,108
Other intangible assets	61,400

Total assets acquired	$187,205
Accounts payable	$1,326
Accrued liabilities	4,971
Accrued compensation and related liabilities	3,727
Deferred revenue	5,192
Other liabilities	371

Total liabilities assumed	$15,587
Net assets acquired	$171,618

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

		$61,400

The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to Quadrem that existed as of the acquisition date. The Company has preliminarily determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, has recorded its best estimates for these contingencies as a part of the purchase price allocation. The Company continues to gather information and evaluate pre-acquisition contingencies that it has assumed. If the Company makes changes to the amounts recorded or identify additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation. No material adjustments were made during the year ended September 30, 2011.

Acquisition-related costs of $2.5 million were included in general and administrative expense in Ariba’s consolidated statement of operations for the year ended September 30, 2011. Quadrem’s results of operations have been included in our consolidated financial statements from the acquisition date.

Revenues, net income and earnings per share for the combined entity had the acquisition date been October 1, 2011, 2010 and 2009 (the beginning of the periods presented below) are as follows (in thousands, except per share amounts). This pro forma information is not intended to represent or be indicative of the combined results of operations or financial position that we would have reported had the acquisition been completed as of these dates and for the periods presented, and should not be taken as representative of our consolidated results of operations or financial condition following the acquisition.

	Year Ended September 30,
	2011	2010	2009
Total revenues	$473,744	$391,988	$326,350
Net income (loss)	$35,384	$16,088	$(3,403)
Net income (loss) per share—basic	$0.38	$0.18	$(0.04)
Net income (loss) per share—diluted	$0.38	$0.18	$(0.04)
Weighted average shares—basic	92,073	89,200	85,316
Weighted average shares—diluted	92,073	91,804	85,316

Note 4—Balance Sheet Components

Changes in the allowance for doubtful accounts for the years ended September 30, 2011, 2010 and 2009 are as follows (in thousands):

Classification	Balance at Beginning of Period	Additions
		Expense	Deductions/ Write- offs (a)	Balance at End of Period
Year ended September 30, 2011
Allowance for doubtful accounts	$2,537	$575	$(459)	$2,653
Year ended September 30, 2010
Allowance for doubtful accounts	$2,691	$684	$(838)	$2,537
Year ended September 30, 2009
Allowance for doubtful accounts	$1,938	$1,378	$(625)	$2,691

(a)	Amounts written off as uncollectible or recovered by payment.

Property and equipment and their related useful lives consisted of the following as of September 30, 2011 and 2010 (in thousands):

	September 30,
	2011	2010
Computer equipment and software (2 to 3 years)	$57,781	$43,655
Office equipment (2 years)	2,404	2,020
Furniture and fixtures (5 years)	2,702	17,101
Leasehold improvements (lesser of lease term or economic life)	20,876	22,980

	83,763	85,756
Less accumulated depreciation and amortization	(50,957)	(69,798)

Total property and equipment, net	$32,806	$15,958

Depreciation expense related to property and equipment totaled $13.6 million, $7.9 million and $7.7 million for the years ended September 30, 2011, 2010 and 2009, respectively. The year ended September 30, 2011 includes $3.3 million of accelerated depreciation classified in restructuring costs.

Accrued liabilities consisted of the following as of September 30, 2011 and 2010 (in thousands):

	September 30,
	2011	2010
Accrued taxes	$5,111	$2,783
Deferred rent obligations—current portion	4,713	4,646
Other accrued liabilities	14,469	10,969

Accrued liabilities	$24,293	$18,398

Note 5—Investments

The following is a summary of cash equivalents and available-for-sale securities as of September 30, 2011 and 2010 (in thousands):

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$27,578	$—	$—	$27,578
Certificates of deposit and other bank deposits	107,751	—	—	107,751
Non- United States government securities	37,453	—	—	37,453
Auction rate securities	19,468	—	(2,020)	17,448

	$192,250	$—	$(2,020)	$190,230

Included in cash and cash equivalents	$135,330	$—	$—	$135,330
Included in short-term investments	28,319	—	—	28,319
Included in long-term investments	28,601	—	(2,020)	26,581

	$192,250	$—	$(2,020)	$190,230

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$70,325	$—	$—	$70,325
Certificates of deposit and other bank deposits	82,007	—	—	82,007
Non- United States government securities	19,098	—	—	19,098
United States government and agency securities	4,194	—	—	4,194
Auction rate securities	19,682	—	(2,242)	17,440

	$195,306	$—	$(2,242)	$193,064

Included in cash and cash equivalents	$152,332	$—	$—	$152,332
Included in short-term investments	18,449	—	—	18,449
Included in long-term investments	24,525	—	(2,242)	22,283

	$195,306	$—	$(2,242)	$193,064

The following is a summary of the Company’s available-for-sale securities based on contractual maturities (in thousands):

	September 30,
	2011	2010
Due in one year or less	$28,319	$18,449
Due after one year through two years	9,133	4,843
Due after two years through three years	—	—
Due after three years	17,448	17,440

	$54,900	$40,732

The long-term investments as of September 30, 2011 and 2010, respectively, due after three years are auction rate securities (“ARS”). The Company had $2.0 million and $2.2 million of gross unrealized losses on auction rate securities as of September 30, 2011 and 2010, respectively. As a result of the credit rating reduction to below investment grade related to one of its ARS, the Company recorded an other-than-temporary impairment of $1.4 million in the year ended September 30, 2009 and $499,000 in the year ended September 30, 2010, partially offset by $463,000 of accretion recorded through September 30, 2011. These amounts were recorded in interest and other income (expense), net, in the statement of operations. See Note 6.

Note 6—Fair Value

As of September 30, 2011 and 2010, the fair value measurements of the Company’s cash equivalents, short-term investments, long-term investments and restricted cash consisted of the following and are categorized in the table below based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2011:
Money market funds	$27,578	$—	$—	$27,578
Certificates of deposit and other bank deposits	137,121	—	—	137,121
Non-United States government securities	37,453	—	—	37,453
Auction rate securities	—	—	17,448	17,448

Total cash equivalents, investments and restricted cash	$202,152	$—	$17,448	$219,600

September 30, 2010:
Money market funds	$70,325	$—	$—	$70,325
Certificates of deposit and other bank deposits	111,248	—	—	111,248
Non-United States government securities	19,098	—	—	19,098
United States government and agency securities	4,194	—	—	4,194
Auction rate securities	—	—	17,440	17,440

Total cash equivalents, investments and restricted cash	$204,865	$—	$17,440	$222,305

The table below presents reconciliations for market securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Beginning balance as of October 1, 2009	$17,676
Realized losses	(724)
Unrealized gains	1,895
Redemptions	(1,650)
Accretion and other	243

Ending fair value as of September 30, 2010	$17,440
Unrealized gains	222
Redemptions	(450)
Accretion and other	236

Ending fair value as of September 30, 2011	$17,448

Auction Rate Securities

The Company holds several interest-bearing ARS that represent investments in pools of assets, including student loans and credit derivative products. As of September 30, 2011, the Company held $17.5 million in par value of student loan securities that failed to settle in auctions commencing February 2008 and $3.4 million in par value of commercial paper and credit derivative products that failed to settle in auctions commencing August 2007. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The continuing uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until such time as either a future auction of these investments is successful or a buyer is found outside of the auction process. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

Contractual maturity dates for these ARS investments range from 2016 to 2047. The ARS backed by student loans are guaranteed by the United States government and have credit ratings of AAA to A.

Currently, we have no intent to sell these ARS investments prior to recovery to par value, nor are we aware of any factors that would make such a sale of the ARS investments more likely than not. As of September 30, 2011, the Company has classified the entire ARS investment balance as long-term investments on its consolidated balance sheet because of its current inability to predict that these investments will be available for settlement within the next twelve months. Since auction failures in 2008, the Company has modified its current investment strategy and increased its investments in more liquid money market instruments.

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

The Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value of its investment in ARS as of September 30, 2011. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $17.5 million of student loan securities and $3.4 million of credit derivative products was adjusted between 150 and 300 basis points (“bps”) for the student loan securities and 1,150 bps for the credit derivative product, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on the assessment of fair value through September 30, 2011, the Company determined there was a decline in the fair value of its ARS investments of $3.5 million, of which $2.0 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, the Company recorded an other-than-temporary impairment of $1.4 million in the year ended September 30, 2009 and $499,000 in the year ended September 30, 2010, partially offset by $463,000 of accretion recorded through September 30, 2011. Based upon its analysis of this impairment, the Company determined that the other-than-temporary loss of $1.5 million was principally related to the credit loss on the investment. Additionally, the Company evaluated the factors related to other than credit loss, which were determined to be immaterial to the consolidated financial statements.

The Company reviews its impairments in accordance with the changes issued by the FASB to fair value accounting and the recognition and presentation of other-than-temporary impairments, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the Company’s intent and ability to retain its investment for a period of time sufficient to allow for the recovery in market value to par. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, the Company may, in the near future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $2.0 million currently accounted for as a temporary decline or may be greater than the $1.5 million other-than-temporary impairment recorded through September 30, 2011.

Note 7—Goodwill and Other Intangible Assets

The Company’s goodwill balance as of September 30, 2011 and 2010 was $482.8 million and $406.5 million, respectively. The changes in the carrying amount of goodwill during fiscal year 2011 were an increase of $88.1 million from the Quadrem acquisition (see Note 3) and a decrease of $11.8 million from the sale of the Sourcing Services Business (see Note 2). There were no changes to the carrying amount of goodwill during fiscal year 2010.

The table below reflects changes or activity in the balances related to other intangible assets for the years ended September 30, 2011 and 2010 (in thousands):

	Useful Life	September 30, 2011			September 30, 2010
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	48 months	$23,200	$(14,971)	$8,229	$13,300	$(13,300)	$—
Contracts and related customer relationships	60 to 72 months	127,081	(78,063)	49,018	80,881	(67,727)	13,154
Trade names/trademarks	48 months	7,500	(3,094)	4,406	2,200	(2,200)	—
Non-competition agreements	24 months	600	(600)	—	600	(600)	—

Total		$158,381	$(96,728)	$61,653	$96,981	$(83,827)	$13,154

Amortization of other intangible assets for the year ended September 30, 2011 totaled $12.9 million. Of the total, amortization of $12.0 million related to contracts and related customer relationship and existing software technology was recorded as cost of revenues in the year ended September 30, 2011. Amortization of $904,000 related to trade name/trademark and non-competition agreements was recorded as operating expense in the year ended September 30, 2011.

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

Amortization of other intangible assets for the year ended September 30, 2009 totaled $6.1 million. Of the total, amortization of $5.6 million related to contracts and related customer relationship and existing software technology was recorded as cost of revenues in the year ended September 30, 2009. Amortization of $500,000 related to trade name/trademark and non-competition agreements was recorded as operating expense in the year ended September 30, 2009.

The Company anticipates amortization of existing other intangible assets to total $17.1 million in fiscal year 2012, $17.1 million in fiscal year 2013, $13.9 million in fiscal year 2014, $10.5 million in fiscal year 2015 and $3.0 million in fiscal year 2016.

Note 8—Income Taxes

The provision for income taxes for the years ended September 30, 2011, 2010 and 2009 was comprised of the following (in thousands):

	Current	Deferred	Total
2011:
Federal	$—	$—	$—
State	214	—	214
Foreign	1,357	(975)	382

Total	$1,571	$(975)	$596

2010:
Federal	$—	$—	$—
State	118	—	118
Foreign	1,620	(470)	1,150

Total	$1,738	$(470)	$1,268

2009:
Federal	$—	$—	$—
State	42	—	42
Foreign	1,076	(14)	1,062

Total	$1,118	$(14)	$1,104

The Company’s (loss) income from continuing operations before income taxes for the years ended September 30, 2011, 2010 and 2009 consisted of the following components (in thousands):

	2011	2010	2009
Domestic	$(23,603)	$11,577	$566
Foreign	21,216	2,916	2,194

(Loss) income from continuing operations before income taxes	$(2,387)	$14,493	$2,760

The reconciliation between the amount computed by applying the United States federal statutory tax rate of 35% to the income from continuing operations before income taxes and actual income tax expense for the years ended September 30, 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009
Computed tax benefit	$(835)	$5,073	$966
State taxes, net of federal benefit	(818)	864	427
Nondeductible expenses and other permanent differences	8,236	5,102	805
Foreign taxes	(7,043)	105	274
Provision to return adjustments	5,039	3,712	4,337
Other	999	494	161
Change in valuation allowance	(4,982)	(14,082)	(5,866)

Provision for income taxes	$596	$1,268	$1,104

Included in tax expense from discontinued operations is a decrease in valuation allowance and corresponding utilization of net operating losses of $15.0 million, $1.0 million, and $2.0 million for the years ended September 30, 2011, 2010, and 2009, respectively.

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets as of September 30, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred Tax Assets
Accruals and allowances	$68,750	$65,906
Capitalized research and experimentation costs	64,880	81,868
Depreciation and amortization	73,305	85,193
Credit carryforwards	64,850	64,871
Net operating loss and other carryforwards	588,123	584,934

Deferred tax assets	859,908	882,772
Valuation allowance	(855,509)	(875,553)

Deferred tax assets, net of valuation allowance	4,399	7,219
Deferred Tax Liabilities
Unremitted earnings of foreign subsidiaries	—	(832)
Acquired intangibles	(1,571)	(5,189)

Net deferred tax assets	2,828	1,198

Recorded As:
Current deferred tax asset	$31,879	$39,298
Valuation allowance	(30,130)	(38,852)

Net current deferred tax asset	1,749	446

Non-current deferred tax asset	828,031	843,475
Valuation allowance	(825,381)	(836,702)

Net non-current deferred tax asset	2,650	6,773
Current deferred tax liability	—	(832)
Non-current deferred tax liability	(1,571)	(5,189)

Net deferred tax assets	$2,828	$1,198

The Company has provided a valuation allowance due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets. The net decrease in the total valuation allowance for the year ended September 30, 2011 was $20.0 million. The net decrease in the total valuation allowance for the year ended September 30, 2010 was $15.1 million. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations imposed by Internal Revenue Code Sections 382 and 383 and similar state provisions. Such an annual limitation could result in the expiration of the Company’s federal and state net operating loss and tax credit carryforwards before utilization.

As of September 30, 2011, the Company had net operating loss carryforwards for federal, state and foreign tax purposes of approximately $1.5 billion, $784.0 million and $2.0 million, respectively, before consideration of any annual limitation as described above. These federal, state and foreign net operating loss carryforwards expire in various years from fiscal year 2012 through fiscal year 2031, from fiscal year 2012 through fiscal year 2031 and from fiscal year 2012 through fiscal year 2014, respectively. As of September 30, 2011, the Company had research credit carryforwards for federal and state tax purposes of approximately $39.0 million and $25.0 million, respectively. If not utilized, the federal research credit carryforwards will expire in various years from fiscal year 2012 through fiscal year 2024. The state research credit carryforwards will continue indefinitely.

The Company also had manufacturer’s credit carryforwards as of September 30, 2011 for state tax purposes of approximately $119,000, which will expire in fiscal year 2012. The Company’s net operating loss and tax credit carryforwards include net operating loss and research credit carryforwards of approximately $270.0 million and $4.8 million, respectively, generated by FreeMarkets, which are subject to annual limitations which could reduce or defer the utilization of those losses and credits.

The undistributed earnings of the foreign subsidiaries are approximately $48.9 million as of September 30, 2011. The Company has decided to permanently reinvest those earnings and accordingly has not provided for any taxes thereon. Determination of the amount of unrecognized deferred U.S. income tax liability on these undistributed earnings is not practicable.

The aggregate changes in the balances of the Company’s gross unrecognized tax benefits were as follows (in thousands):

	Year Ended September 30, 2011	Year Ended September 30, 2010
Gross unrecognized tax benefits as of October 1	$4,698	$4,718
Increases related to tax positions from prior fiscal years, including acquisitions	512	—
Decreases related to tax positions from prior fiscal years	—	—
Increases related to tax positions taken during the fiscal year	260	133
Lapses of statutes of limitations	(3,106)	(312)
Changes in unrecognized tax benefits due to foreign currency translation	(555)	159

Total gross unrecognized tax benefits as of September 30	$1,809	$4,698

The Company does not expect any significant changes to the unrecognized tax benefits in the next twelve months.

As of September 30, 2011, approximately $1.8 million of unrecognized benefits would affect the Company’s effective tax rate if realized. The Company released interest and penalties related to lapses of statute of limitations of uncertain tax positions of $1.0 million during fiscal year 2011. Interest and penalties were insignificant in fiscal years 2010 and 2009. The gross amount of interest and penalties accrued as of September 30, 2011 and 2010 was $568,000 and $1.7 million, respectively. Interest and penalties are recorded in the provision for income taxes in the statement of operations.

The Company has numerous tax audits in progress globally which could affect its unrecognized tax benefits. At this time, the Company cannot reasonably predict the outcomes of those audits or the impacts on its unrecognized tax benefits. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to the Company’s tax audits. However, there can be no assurances as to the possible outcomes. The Company’s United States federal income tax return is open to examination for the fiscal year ended September 30, 2008 and forward. Globally, the Company’s income tax returns are open to examination among various jurisdictions ranging from fiscal year ended September 30, 2005 and forward.

Note 9—Commitments and Contingencies

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

The majority of these subleases expire in January 2013. The remaining square feet is available for sublease. Minimum monthly lease payments are approximately $3.6 million and escalate annually, with the total future minimum lease payments amounting to $58.8 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit, which are backed by cash equivalents totaling $28.8 million as of September 30, 2011, as a form of security through January 2013. Also, the Company is required by other agreements to hold an additional $540,000 in standby letters of credit and other guarantees, which are cash collateralized. These instruments are issued by one of the Company’s banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $29.4 million is classified as restricted cash on the Company’s consolidated balance sheet as of September 30, 2011.

In February 2011, the Company entered into a facility lease agreement for approximately 86,000 square feet on Hermosa Court in Sunnyvale, California for its headquarters. The operating lease term commenced in May 2011 and ends in November 2021. The Company moved its headquarters into this facility in June 2011.

The Company occupies approximately 80,000 square feet of office space in Bangalore, India under leases that expire at various times through September 2014. This location consists principally of research and development activities.

The Company occupies 73,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. The Company currently subleases approximately 18,000 square feet to a third party. This location consists principally of the Company’s customer support organization and administrative activities.

The Company occupies approximately 42,000 square feet of office space in Atlanta, Georgia under a lease that expires in June 2013. Operations at this location consist principally of the Company’s sales, certain executive management and support activities.

The Company leases certain equipment, software and its facilities under various non-cancelable operating leases with various expiration dates through 2017. Rental expense was $24.6 million, $24.6 million and $24.2 million for the years ended September 30, 2011, 2010 and 2009, respectively. This expense was reduced by sublease income of $13.3 million, $11.3 million and $10.5 million for the years ended September 30, 2011, 2010 and 2009, respectively.

Future minimum lease payments and sublease income under non-cancelable operating leases for the next five years and thereafter are as follows as of September 30, 2011 (in thousands):

Year Ending September 30,	Lease Payments	Contractual Sublease Income
2012	$54,644	$16,022
2013	24,941	5,383
2014	8,703	440
2015	7,529	440
2016	6,565	440
Thereafter	18,737	550

Total	$121,119	$23,275

Of the total operating lease commitments as of September 30, 2011 noted above, $59.6 million is for occupied properties and $61.5 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring costs

The following table details accrued restructuring obligations and related activity for the three years ended September 30, 2011 (in thousands):

	Severance and Benefits	Lease Abandonment Costs	Asset Impairment	Total Restructuring Costs
Accrued restructuring obligations as of October 1, 2008	$660	$60,386	$—	$61,046
Cash paid	(4,554)	(18,179)	—	(22,733)
Total charge to operating expense	3,256	6,813	88	10,157
Total charge to discontinued operations	680	—	—	680
Assets impairment applied to asset balances	—	—	(88)	(88)

Accrued restructuring obligations as of September 30, 2009	42	49,020	—	49,062
Cash paid	(42)	(17,072)	—	(17,114)
Total charge to operating expense	—	8,579	—	8,579

Accrued restructuring obligations as of September 30, 2010	—	40,527	—	40,527
Cash paid	—	(18,260)	—	(18,260)
Total charge to operating expense	—	7,436	3,268	10,704
Asset impairment applied to asset balances	—	—	(3,268)	(3,268)
Reclassification from deferred rent obligations	—	2,104	—	2,104

Accrued restructuring obligations as of September 30, 2011	$—	$31,807	$—	$31,807

Less: current portion				23,461

Accrued restructuring obligations, less current portion				$8,346

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

In the year ended September 30, 2011, the Company moved its headquarters within Sunnyvale, California to Hermosa Court and abandoned its previous headquarters facility on Eleventh Avenue. As a result, the Company recorded $12.3 million of lease abandonment costs and $3.3 million of accelerated depreciation expense at the previous headquarters facility.

In the year ended September 30, 2011, the Company entered into the following sublease agreements, which resulted in a benefit to lease abandonment costs of $4.9 million: (i) approximately 45,000 square feet of space at the Company’s Sunnyvale, California Eleventh Avenue facility through January 2013; (ii) approximately 44,000 square feet of space at the Company’s Sunnyvale, California Eleventh Avenue facility through April 2012; and (iii) an amendment with Juniper Networks, Inc. (“Juniper”), the successor in interest to NetScreen Technologies, Inc. (“NetScreen”), to the sublease dated as of October 18, 2002 between the Company and NetScreen. Pursuant to the amendment, Juniper agreed to lease approximately 86,000 square feet of additional space at the Company’s Sunnyvale, California Eleventh Avenue facility through January 2013. The Company’s Chief Executive Officer, Robert Calderoni, is also on the Board of Directors of Juniper.

In the year ended September 30, 2010, the Company revised its estimates for sublease commencement dates based on the remaining terms of the lease for the Sunnyvale, California Eleventh Avenue facility and continued soft market conditions in the Northern California real estate market, resulting in a charge of $8.6 million.

In the year ended September 30, 2009, the Company revised its estimates for sublease commencement dates and sublease rental rate projections to reflect continued soft market conditions in the Northern California real estate market, resulting in a charge of $6.8 million.

Total lease abandonment costs include lease liabilities offset by estimated sublease income. As of September 30, 2011, $31.8 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013. The Company’s lease abandonment accrual is net of $23.3 million of sublease income.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material non-cancelable purchase commitments as of September 30, 2011.

Litigation and other proceedings

Patent litigation

In June 2011, two of the Company’s subsidiaries, Quadrem International Ltd. (“QIL”) and Quadrem Netherlands, B.V. (“QNBV”), were sued for patent infringement in the United States District Court for the Southern District of Texas. The former ultimate parent holding company of QIL and QNBV was also named as a defendant in the suit. At least 17 other entities were named as defendants in the suit. In August 2011, QIL and QNBV reached a settlement with plaintiff, which was not material to the consolidated financial statements, and the matter has been dismissed.

In December 2010, the Company’s subsidiary, Quadrem U.S., Inc. (“Quadrem U.S.”), was sued for patent infringement in the United States District Court for the Middle District of Pennsylvania. At least 10 other defendants were named as defendants in the suit. In October 2011, Quadrem U.S. was dismissed from the case.

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

Litigation benefit and insurance reimbursement

During the year ended September 30, 2010, the Company received $7.0 million in satisfaction of a court judgment, which was recorded in income.

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

Note 10—Segment Information

The Company’s chief operating decision-maker currently reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of allocating resources and evaluating financial performance. Accordingly, management considers the Company to have a single operating segment, compared to the prior year periods presented below where three operating segments were reportable. The prior year information below is presented on a basis consistent with the determination of one operating segment in the current year. Management evaluates performance based on several factors including revenues and operating income. The results are based on the Company’s method of internal reporting, which may not allocate income and expenses (such as amortization of intangible assets, stock-based compensation and other items included in the table below) that management does not believe are indicative of the ongoing operating performance of the Company, and are not necessarily in conformity with GAAP.

The table below reconciles the measure of operating income reported to the Company’s chief operating decision-maker (referred to as the segment operating result) to the Company’s (loss) income from continuing operations before income taxes (in thousands):

	Year Ended September 30,
	2011	2010	2009
Segment operating result	$79,536	$65,600	$59,002
Amortization of intangible assets	(12,912)	(4,506)	(6,050)
Stock-based compensation	(57,875)	(46,831)	(32,653)
Transaction costs	(2,471)	(663)	—
Tax accrual reversal	—	3,089	—
Litigation benefit	—	7,000	—
Restructuring costs	(10,704)	(8,579)	(10,157)
Other-than-temporary decline in long-term investment	—	—	(1,414)
Purchase accounting adjustment to revenues	—	—	(355)

Operating (loss) income	$(4,426)	$15,110	$8,373
Interest and other income (expense), net	2,039	(617)	(5,613)

(Loss) income from continuing operations before income taxes	$(2,387)	$14,493	$2,760

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

	Year Ended September 30,
	2011	2010	2009
Network revenues	$119,747	$40,995	$32,197
Subscription software application revenues	155,951	132,965	119,008

Total subscription software revenues	$275,698	$173,960	$151,205
Maintenance revenues	59,426	66,829	71,001
Services and other revenues	108,721	79,610	63,499

Total revenues	$443,845	$320,399	$285,705

The Company markets its products in the United States and in foreign countries through its direct sales force and indirect sales channels. Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Revenue by geographic area is as follows (in thousands):

	Year Ended September 30,
	2011	2010	2009
North America	$275,992	$230,920	$200,902
EMEA	91,544	67,878	67,925
Rest of World	76,309	21,601	16,878

Total revenues	$443,845	$320,399	$285,705

Long-lived assets by geographic area are as follows (in thousands):

	September 30,
	2011	2010
Long-lived assets:
United States	$29,185	$14,633
International	3,621	1,325

Total	$32,806	$15,958

Note 11—Stockholders’ Equity

1999 Equity Incentive Plan

The Company’s Board of Directors approved the 1999 Equity Incentive Plan (the “Incentive Plan”) on April 20, 1999. The Incentive Plan was amended on October 4, 2001, March 11, 2009 and December 3, 2010. Any shares not issued under the Company’s 1996 Stock Plan (the “1996 Stock Plan”) and any shares repurchased pursuant to the 1996 Stock Plan will also be available for grant under the Incentive Plan. The number of shares reserved under the Incentive Plan automatically increased on January 1 of each year until 2005 by the lesser of 3.3 million shares or 5% of the total number of shares of common stock outstanding on that date and was increased by 5.3 million shares on March 11, 2009. Under the Incentive Plan, eligible employees, outside directors and consultants may be granted stock options, stock appreciation rights, restricted shares or stock units. The exercise price for incentive stock options and nonstatutory options may not be less than 100% and 85%, respectively, of the fair value of common stock at the option grant date. As of September 30, 2011, 11.9 million shares are available for grant under the Incentive Plan (including shares transferred from the 1996 Stock Plan since September 22, 1999). As of September 30, 2011, there were 261,000 shares outstanding in connection with options granted under the Incentive Plan, including shares transferred from the 1996 Stock Plan since September 22, 1999.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”) on April 20, 1999. The Purchase Plan was amended on August 1, 2006 and on March 11, 2009. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 1,000 shares per period. The purchase price per share equals 85% of the common stock’s fair value at the end of the defined purchase period. As of September 30, 2011, there have been 6.0 million shares issued under the Purchase Plan and 1.1 million shares are available for future issuance.

FreeMarkets Stock Plans

On July 1, 2004, the Company assumed the FreeMarkets, Inc. Second Amended and Restated Stock Incentive Plan and Broad Based Equity Incentive Plan (the “FreeMarkets Plans”). The FreeMarkets Plans were not approved by the Company’s stockholders. On October 11, 2007, the Compensation Committee of the Board of Directors of the Company amended and restated the Second Amended and Restated Stock Incentive Plan. This Third Amended and Restated Stock Incentive Plan provides for the grant of stock units representing the equivalent of shares of Ariba’s common stock, the grant of incentive stock options to employees at prices not less than 100% of the fair market value of the common stock on the date of grant and for the grant of nonstatutory stock options to employees, consultants, advisers and outside directors at a price determined by the Board of Directors. The Broad Based Equity Incentive Plan provides for the grant of nonstatutory stock options to employees (other than officers), consultants and advisers at a price determined by the Board of Directors. Options expire not later than ten years from the date of grant. As of September 30, 2011, there were 70,000 shares outstanding in connection with options granted under the FreeMarkets Plans.

A summary of the activity related to the Company’s restricted common stock is presented below for the years ended September 30, 2011, 2010 and 2009:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at October 1, 2008	6,634,493	$10.47
Granted	2,387,997	9.18
Vested	(3,452,430)	10.41
Forfeited	(324,472)	10.65

Nonvested at September 30, 2009	5,245,588	9.90
Granted	4,342,768	12.17
Vested	(3,128,145)	10.16
Forfeited	(252,611)	11.14

Nonvested at September 30, 2010	6,207,600	11.32
Granted	3,609,550	23.41
Vested	(3,575,850)	11.62
Forfeited	(282,742)	15.48

Nonvested at September 30, 2011	5,958,558	$18.26

The fair value of stock awards vested was $82.9 million, $37.5 million and $29.2 million for the years ended September 30, 2011, 2010 and 2009, respectively.

The nonvested shares roll forward presented above includes the restricted stock units granted in the years ended September 30, 2011 and 2010. See “Stock-based compensation” in Note 1.

A summary of the activity related to the Company’s stock options is presented below for the years ended September 30, 2011, 2010 and 2009:

	Number of Options	Weighted- Average Exercise Price
Outstanding at October 1, 2008	814,951	$15.00
Exercised	(172,396)	5.36
Forfeited	(58,900)	23.32

Outstanding at September 30, 2009	583,655	16.95
Exercised	(34,566)	9.56
Forfeited	(24,459)	140.40

Outstanding at September 30, 2010	524,630	11.61
Exercised	(147,823)	13.01
Forfeited	(15,769)	49.81

Outstanding at September 30, 2011	361,038	9.14

Exercisable at September 30, 2011	361,038	$9.14

The total intrinsic value of options outstanding and exercisable as of September 30, 2011 was $6.0 million. The total intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended September 30, 2011, 2010 and 2009 was $339,000, $198,000 and $532,000, respectively. The range of exercise prices and weighted average remaining contractual life for the options outstanding and exercisable is $5.57 to $39.66 and 2.6 years, respectively.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of September 30, 2011 and 2010 are as follows (in thousands):

	September 30, 2011	September 30, 2010
Foreign currency translation adjustments	$(1,167)	$350
Unrealized loss on securities, net	(2,229)	(2,229)

Accumulated other comprehensive loss	$(3,396)	$(1,879)

The income tax effects related to foreign currently translation adjustments and unrealized gains and losses on securities are not material.

Note 12—Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended September 30,
	2011	2010	2009
(Loss) income from continuing operations	$(2,983)	$13,225	$1,656
Discontinued operations, net of tax	36,240	3,161	6,537

Net income	$33,257	$16,386	$8,193

Weighted-average common shares—basic	91,212	86,617	82,733
Add: Effect of dilutive securities	—	2,604	2,691

Weighted-average common shares—diluted	91,212	89,221	85,424

(Loss) income from continuing operations	$(0.03)	$0.15	$0.02
Discontinued operations, net of tax	0.39	0.04	0.08

Net income per common share—basic	$0.36	$0.19	$0.10

(Loss) income from continuing operations	$(0.03)	$0.15	$0.02
Discontinued operations, net of tax	0.39	0.03	0.08

Net income per common share—diluted	$0.36	$0.18	$0.10

Diluted income per share is computed by dividing income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, shares to be purchased under the employee stock purchase plan and unvested restricted common stock. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury share method. For the year ended September 30, 2011, the Company excluded approximately 3.6 million of potentially dilutive shares because their effect was anti-dilutive due to the loss from continuing operations recognized in this period.

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

Note 13—401(k) Savings Plan

Company employees in the United States can participate in the Ariba, Inc. Employees’ 401(k) Savings Plan. Participants can generally contribute up to 100% of their eligible compensation annually as defined by the plan document, subject to the section 402(g) limit as defined by the IRS. The Company made a discretionary contribution in the form of common stock with a value of $4.5 million, $4.0 million and $3.4 million in the years ended September 30, 2011, 2010 and 2009, respectively.

Note 14—Selected Quarterly Financial Data (unaudited)

	Fiscal Year 2011 For the Quarter Ended
	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010
	(In thousands, except per share amounts)
Total revenues	$122,743	$121,917	$108,765	$90,420
Gross profit	77,429	76,182	68,793	59,798
Income (loss) from continuing operations (1)	2,407	(12,283)	(1,591)	8,484
Total discontinued operations	684	349	1,592	33,615
Net income (loss) (1)(2)	3,091	(11,934)	1	42,099
Basic earnings per share (3):
Income (loss) from continuing operations	$0.02	$(0.13)	$(0.02)	$0.09
Discontinued operations, net of tax	0.01	0.00	0.02	0.38

Net income (loss) per share—basic	$0.03	$(0.13)	$0.00	$0.47

Diluted earnings per share (3):
Income (loss) from continuing operations	$0.02	$(0.13)	$(0.02)	$0.09
Discontinued operations, net of tax	0.01	0.00	0.02	0.36

Net income (loss) per share—diluted	$0.03	$(0.13)	$0.00	$0.45

(1) Includes the following:
Restructuring costs (benefit)	$—	$13,396	$231	$(2,923)
Transaction costs	—	—	1,481	990
(2) Includes the following:
Tax accrual reversal	$—	$—	$—	$(3,942)

(3)    Earnings per share amounts for each quarter are computed using the weighted average number of shares outstanding during the quarter and earnings per share amounts for the full year are computed using the weighted average number of shares outstanding during the year. Therefore, the sum of earnings per share each quarter may not equal the full year amount.

	Fiscal Year 2010 For the Quarter Ended
	Sept. 30, 2010	June 30, 2010	March 31, 2010	Dec. 31, 2009
	(In thousands, except per share amounts)
Total revenues	$84,893	$83,006	$77,308	$75,192
Gross profit	56,741	54,254	50,433	48,743
Income from continuing operations (1)	3,491	3,650	5,035	1,049
Total discontinued operations	645	624	716	1,176
Net income (1)	4,136	4,274	5,751	2,225
Basic earnings per share (2):
Income from continuing operations	$0.04	$0.04	$0.06	$0.01
Discontinued operations, net of tax	0.01	0.01	0.01	0.02

Net income per share—basic	$0.05	$0.05	$0.07	$0.03

Diluted earnings per share (2):
Income from continuing operations	$0.04	$0.04	$0.06	$0.01
Discontinued operations, net of tax	0.01	0.01	0.01	0.02

Net income per share—diluted	$0.05	$0.05	$0.07	$0.03

(1) Includes the following:
Litigation benefit	$—	$—	$(7,000)	$—
Restructuring costs	—	—	8,579	—
Tax accrual reversal	—	—	(3,089)	—
Transaction costs	663	—	—	—

(2)    Earnings per share amounts for each quarter are computed using the weighted average number of shares outstanding during the quarter and earnings per share amounts for the full year are computed using the weighted average number of shares outstanding during the year. Therefore, the sum of earnings per share each quarter may not equal the full year amount.

Note 15—Subsequent Event

On October 19, 2011, the Company acquired b-process, one of the largest e-invoice networks in Europe, for approximately €35 million in cash, a portion of which was deposited in escrow to satisfy potential indemnification claims. The acquisition will give the Company’s customers a wider geographic offering of e-invoice solutions. At the date of issuance of these consolidated financial statements, the initial accounting for this business combination was not complete. As a result, certain disclosures within the guidance for accounting for business combinations have not been provided.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2011 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

The business of Quadrem International Holdings, Ltd. (“Quadrem”) has been excluded from management’s assessment of internal control over financial reporting as of September 30, 2011 because it was acquired on January 27, 2011. Quadrem is a 100% owned subsidiary whose total assets and total revenues represent approximately 12% and 15%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2011.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2011. The Company’s independent registered public accounting firm that audited the financial statements included in this Annual Report issued an attestation report on the Company’s internal control over financial reporting, included on page 86 of this Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Ariba, Inc.

We have audited Ariba, Inc.’s and subsidiaries’ internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ariba, Inc.’s and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the business of Quadrem International Holdings, Ltd. (“Quadrem”), which is included in the September 30, 2011 consolidated financial statements of Ariba, Inc. and subsidiaries and constituted approximately 12% and 15% of consolidated assets and revenues, respectively, as of and for the year ended September 30, 2011. Our audit of internal control over financial reporting of Ariba, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Quadrem.

In our opinion, Ariba, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ariba, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011 of Ariba, Inc. and subsidiaries and our report dated November 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

November 10, 2011

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our executive officers required by this Item is incorporated by reference herein to the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K. The information concerning our directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, code of ethics and corporate governance required by this Item are incorporated herein by reference to information contained in sections of the Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2011 (the “2012 Proxy Statement”) entitled “Proposal No. 1—Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

See the information set forth in the section entitled “Executive Compensation and Related Information” in the 2012 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth in Part I, Item 5 of this Form 10-K and the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2012 Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the information set forth in the section entitled “Related Person Disclosure” and “Corporate Governance” in the 2012 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the information set forth in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2012 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. FINANCIAL STATEMENTS

See Item 8 of this Form 10-K.

2.	FINANCIAL STATEMENT SCHEDULES

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.	EXHIBITS

The exhibits listed below in the accompanying “Exhibit Index” are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit No.	Description

2.4	Asset Purchase and Sale Agreement, dated October 5, 2010, by and between the Registrant and Accenture LLP and Accenture Global Services Limited (which is incorporated herein by reference to Exhibit 2.4 of the Registrant’s Form 10-K dated November 23, 2010).

2.5	Stock Purchase Agreement, dated November 18, 2010, among the Registrant, Quadrem International Holdings, Ltd. and Charlotte, Ltd., as stockholders’ representative (which is incorporated herein by reference to Exhibit 2.5 of the Registrant’s Form 10-Q dated February 3, 2011).

3.1	Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K dated December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on March 16, 2009).

4.2	Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).

10.2‡	1999 Equity Incentive Plan, as amended and restated effective December 3, 2010 (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 dated February 16, 2011).

10.3‡	Employee Stock Purchase Plan, as amended and restated effective February 1, 2009.

10.4‡	Third Amended and Restated Stock Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-K dated November 15, 2007).

10.5‡	2001 Broad Based Equity Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-K dated November 23, 2010).

10.6	Lease Agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated May 15, 2000).

Exhibit No.	Description

10.7	First Amendment to Lease, dated as of January 12, 2001, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-K dated November 25, 2009).

10.8	Second Amendment to Lease, dated as of October 31, 2002, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-K dated November 25, 2009).

10.9	Third Amendment to Lease, dated as of October 25, 2004, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-Q dated February 9, 2005).

10.10	Fourth Amendment to Lease, dated as of July 6, 2007, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-K dated November 25, 2009).

10.11	Letter, dated as of September 11, 2000, by and between Moffett Park Drive LLC and the Registrant re: Moffett Park Drive LLC/Ariba/Tenant Improvements (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K dated November 25, 2009).

10.12	Lease Agreement, dated October 21, 1998, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Form 10-K dated November 23, 2010).

10.13	First Amendment to Lease, dated March 30, 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.13 to the Registrant’s Form 10-K dated November 23, 2010).

10.14	Second Amendment to Lease, dated September 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.14 to the Registrant’s Form 10-K dated November 23, 2010).

10.15	Third Amendment to Lease, dated March 2000, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Form 10-K dated November 23, 2010).

10.16	Fourth Amendment to Lease, dated July 10, 2002, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Form 10-K dated November 25, 2009).

10.17	Fifth Amendment to Lease, dated October 31, 2004, by and between Ariba, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.17 to the Registrant’s Form 10-K dated November 25, 2009).

10.18	Sixth Amendment to Lease by and between One Oliver Associates L.P. and the Registrant, effective as of January 1, 2007 (which is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 8-K dated February 20, 2007).

10.19	Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q dated April 10, 2003).

10.20	First Amendment to Sublease, dated as of June 15, 2007, by and between Juniper Networks, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.45 to the Registrant’s Form 10-Q dated August 8, 2007).

10.21	Letter Agreement, dated April 9, 2008, by and between Juniper Networks, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-K dated November 25, 2009).

Exhibit No.	Description

10.22	Letter Agreement, dated November 9, 2007, by and between Juniper Networks, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.22 to the Registrant’s Form 10-K dated November 25, 2009).

10.23	Consent to Sublease, dated as of October 25, 2004, by and between Moffett Park Drive LLC, Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-Q dated February 9, 2005).

10.24	Second Amendment to and Restatement of Sublease, dated as of October 21, 2004, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-Q dated February 9, 2005).

10.25	Third Amendment of Sublease, dated as of March 31, 2008, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K dated November 25, 2009).

10.26	Settlement and License Agreement, effective as of January 19, 2008, by and between Sky Technologies, LLC, Ariba, Inc. and Procuri, Inc. (which is incorporated herein by reference to Exhibit 10.40 to Ariba, Inc.’s Form 8-K dated January 24, 2008).

10.27‡	Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s Form 10-Q dated February 14, 2001).

10.28‡	Amendment to Offer Letter, dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.29‡	Offer Letter, dated April 10, 2002, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).

10.30‡	Ariba, Inc.—Compensation Program for Non-Employee Directors, as amended and restated effective October 1, 2011.

10.31‡	Employment Agreement, dated July 21, 2008, by and between the Registrant and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.53 to Ariba, Inc.’s Form 10-Q dated August 6, 2008).

10.32‡	Amendment to Employment Agreement, dated July 21, 2008, by and between the Registrant and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.1 to Ariba, Inc.’s Form 8-K dated October 16, 2008).

10.33‡†	Amended and Restated Severance Agreement, dated August 25, 2008, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.39 to the Registrant’s Form 10-K dated November 18, 2008).

10.34‡†	Amended and Restated Severance Agreement, dated September 5, 2008, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Form 10-K dated November 18, 2008).

10.35‡†	Amended and Restated Employment Agreement, dated August 15, 2008, by and between the Registrant and Kent Parker (which is incorporated herein by reference to Exhibit 10.41 to the Registrant’s Form 10-K dated November 18, 2008).

10.36‡	Ariba Bonus Plan—Executive Officers, adopted on December 22, 2008 (which is incorporated herein by reference to Exhibit 10.42 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

Exhibit No.	Description

10.37‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.43 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.38‡†	Ariba, Inc.: 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Kent Parker (which is incorporated herein by reference to Exhibit 10.44 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.39‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Kevin Costello (which is incorporated herein by reference to Exhibit 10.45 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.40‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Robert Calderoni (which is incorporated herein by reference to Exhibit 10.46 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.41‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2010 Performance Stock Units), by and between Ariba, Inc. and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.41 to the Registrant’s Form 10-Q dated February 5, 2010).

10.42‡†	Ariba, Inc.: 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2010 Performance Stock Units), by and between Ariba, Inc. and Kent Parker (which is incorporated herein by reference to Exhibit 10.42 to the Registrant’s Form 10-Q dated February 5, 2010).

10.43‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2010 Performance Stock Units), by and between Ariba, Inc. and Kevin Costello (which is incorporated herein by reference to Exhibit 10.43 to the Registrant’s Form 10-Q dated February 5, 2010).

10.44‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2010 Performance Stock Units), by and between Ariba, Inc. and Robert Calderoni (which is incorporated herein by reference to Exhibit 10.44 to the Registrant’s Form 10-Q dated February 5, 2010).

10.45	Second Amendment to Sublease, dated as of December 8, 2010, by and between Juniper Networks, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.45 to the Registrant’s Form 10-Q dated February 23, 2011).

10.46‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2011 Performance Stock Units), by and between Ariba, Inc. and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.46 to the Registrant’s Form 10-Q dated February 23, 2011).

10.47‡†	Ariba, Inc.: 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2011 Performance Stock Units), by and between Ariba, Inc. and Kent Parker (which is incorporated herein by reference to Exhibit 10.47 to the Registrant’s Form 10-Q dated February 23, 2011).

10.48‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2011 Performance Stock Units), by and between Ariba, Inc. and Kevin Costello (which is incorporated herein by reference to Exhibit 10.48 to the Registrant’s Form 10-Q dated February 23, 2011).

10.49‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2011 Performance Stock Units), by and between Ariba, Inc. and Robert Calderoni (which is incorporated herein by reference to Exhibit 10.49 to the Registrant’s Form 10-Q dated February 23, 2011).

10.50	Lease Agreement Between W2005 RPS Realty, LLC and Ariba, Inc, as Tenant, dated January 6, 2011 (which is incorporated herein by reference to Exhibit 10.50 to the Registrant’s Form 10-Q dated May 6, 2011).

Exhibit No.	Description

10.51	Fourth Amendment to Sublease, dated as of March 1, 2011, By and Between Ariba, Inc. and Motorola Mobility, Inc. (which is incorporated herein by reference to Exhibit 10.50 to the Registrant’s Form 10-Q dated May 6, 2011).

10.52‡	Employment and Transition Agreement, dated as of October 25, 2011, By and Between Ariba, Inc. and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 27, 2011).

10.53‡	Retention Benefit Agreement, dated as of October 25, 2011, By and Between Ariba, Inc. and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated October 27, 2011).

14.1	Code of Business Conduct (which is incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10-K dated December 1, 2006).

21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated by reference to the signature page of this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL).

‡	Management contract or compensatory plan or arrangement.
†	A request for confidential treatment has been filed with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ROBERT M. CALDERONI Robert M. Calderoni	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 10, 2011

/S/ AHMED RUBAIE Ahmed Rubaie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 10, 2011

/S/ HARRIET EDELMAN Harriet Edelman	Director	November 10, 2011

/S/ ROBERT D. JOHNSON Robert D. Johnson	Director	November 10, 2011

/S/ RICHARD A. KASHNOW Richard Kashnow	Director	November 10, 2011

/S/ ROBERT E. KNOWLING, JR. Robert E. Knowling, Jr.	Director	November 10, 2011

/S/ THOMAS F. MONAHAN Thomas F. Monahan	Director	November 10, 2011

/S/ KARL E. NEWKIRK Karl E. Newkirk	Director	November 10, 2011

/S/ RICHARD F. WALLMAN Richard F. Wallman	Director	November 10, 2011

EXHIBIT INDEX

Exhibit No.	Description

2.4	Asset Purchase and Sale Agreement, dated October 5, 2010, by and between the Registrant and Accenture LLP and Accenture Global Services Limited (which is incorporated herein by reference to Exhibit 2.4 of the Registrant’s Form 10-K dated November 23, 2010).

2.5	Stock Purchase Agreement, dated November 18, 2010, among the Registrant, Quadrem International Holdings, Ltd. and Charlotte, Ltd., as stockholders’ representative (which is incorporated herein by reference to Exhibit 2.5 of the Registrant’s Form 10-Q dated February 3, 2011).

3.1	Amended and Restated Certificate of Incorporation of the Registrant including all amendments to date (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K dated December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on March 16, 2009).

4.2	Specimen Certificate of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form S-1 Registration No. 333-76953).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration No. 333-76953).

10.2‡	1999 Equity Incentive Plan, as amended and restated effective December 3, 2010 (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 dated February 16, 2011).

10.3‡	Employee Stock Purchase Plan, as amended and restated effective February 1, 2009.

10.4‡	Third Amended and Restated Stock Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-K dated November 15, 2007).

10.5‡	2001 Broad Based Equity Incentive Plan of FreeMarkets, Inc. (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-K dated November 23, 2010).

10.6	Lease Agreement, dated March 15, 2000, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated May 15, 2000).

10.7	First Amendment to Lease, dated as of January 12, 2001, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-K dated November 25, 2009).

10.8	Second Amendment to Lease, dated as of October 31, 2002, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-K dated November 25, 2009).

10.9	Third Amendment to Lease, dated as of October 25, 2004, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-Q dated February 9, 2005).

10.10	Fourth Amendment to Lease, dated as of July 6, 2007, by and between Moffett Park Drive LLC and the Registrant (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-K dated November 25, 2009).

10.11	Letter, dated as of September 11, 2000, by and between Moffett Park Drive LLC and the Registrant re: Moffett Park Drive LLC/Ariba/Tenant Improvements (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K dated November 25, 2009).

Exhibit No.	Description

10.12	Lease Agreement, dated October 21, 1998, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Form 10-K dated November 23, 2010).

10.13	First Amendment to Lease, dated March 30, 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.13 to the Registrant’s Form 10-K dated November 23, 2010).

10.14	Second Amendment to Lease, dated September 1999, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.14 to the Registrant’s Form 10-K dated November 23, 2010).

10.15	Third Amendment to Lease, dated March 2000, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Form 10-K dated November 23, 2010).

10.16	Fourth Amendment to Lease, dated July 10, 2002, by and between FreeMarkets, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Form 10-K dated November 25, 2009).

10.17	Fifth Amendment to Lease, dated October 31, 2004, by and between Ariba, Inc. and One Oliver Associates Limited Partnership (which is incorporated herein by reference to Exhibit 10.17 to the Registrant’s Form 10-K dated November 25, 2009).

10.18	Sixth Amendment to Lease by and between One Oliver Associates L.P. and the Registrant, effective as of January 1, 2007 (which is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Form 8-K dated February 20, 2007).

10.19	Sublease, dated October 18, 2002, by and between Netscreen Technologies, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q dated April 10, 2003).

10.20	First Amendment to Sublease, dated as of June 15, 2007, by and between Juniper Networks, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.45 to the Registrant’s Form 10-Q dated August 8, 2007).

10.21	Letter Agreement, dated April 9, 2008, by and between Juniper Networks, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-K dated November 25, 2009).

10.22	Letter Agreement, dated November 9, 2007, by and between Juniper Networks, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.22 to the Registrant’s Form 10-K dated November 25, 2009).

10.23	Consent to Sublease, dated as of October 25, 2004, by and between Moffett Park Drive LLC, Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-Q dated February 9, 2005).

10.24	Second Amendment to and Restatement of Sublease, dated as of October 21, 2004, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-Q dated February 9, 2005).

10.25	Third Amendment of Sublease, dated as of March 31, 2008, by and between Motorola, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K dated November 25, 2009).

10.26	Settlement and License Agreement, effective as of January 19, 2008, by and between Sky Technologies, LLC, Ariba, Inc. and Procuri, Inc. (which is incorporated herein by reference to Exhibit 10.40 to Ariba, Inc.’s Form 8-K dated January 24, 2008).

Exhibit No.	Description

10.27‡	Offer Letter, dated November 22, 2000, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s Form 10-Q dated February 14, 2001).

10.28‡	Amendment to Offer Letter, dated July 18, 2001, by and between Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A dated December 31, 2001).

10.29‡	Offer Letter, dated April 10, 2002, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-Q dated August 14, 2002).

10.30‡	Ariba, Inc.—Compensation Program for Non-Employee Directors, as amended and restated effective October 1, 2011.

10.31‡	Employment Agreement, dated July 21, 2008, by and between the Registrant and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.53 to Ariba, Inc.’s Form 10-Q dated August 6, 2008).

10.32‡	Amendment to Employment Agreement, dated July 21, 2008, by and between the Registrant and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.1 to Ariba, Inc.’s Form 8-K dated October 16, 2008).

10.33‡†	Amended and Restated Severance Agreement, dated August 25, 2008, by and between the Registrant and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.39 to the Registrant’s Form 10-K dated November 18, 2008).

10.34‡†	Amended and Restated Severance Agreement, dated September 5, 2008, by and between the Registrant and Kevin Costello (which is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Form 10-K dated November 18, 2008).

10.35‡†	Amended and Restated Employment Agreement, dated August 15, 2008, by and between the Registrant and Kent Parker (which is incorporated herein by reference to Exhibit 10.41 to the Registrant’s Form 10-K dated November 18, 2008).

10.36‡	Ariba Bonus Plan—Executive Officers, adopted on December 22, 2008 (which is incorporated herein by reference to Exhibit 10.42 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.37‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.43 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.38‡†	Ariba, Inc.: 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Kent Parker (which is incorporated herein by reference to Exhibit 10.44 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.39‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Kevin Costello (which is incorporated herein by reference to Exhibit 10.45 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.40‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2009 Performance Stock Units), by and between Ariba, Inc. and Robert Calderoni (which is incorporated herein by reference to Exhibit 10.46 to Ariba, Inc.’s Form 10-Q dated February 6, 2009).

10.41‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2010 Performance Stock Units), by and between Ariba, Inc. and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.41 to the Registrant’s Form 10-Q dated February 5, 2010).

Exhibit No.	Description

10.42‡†	Ariba, Inc.: 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2010 Performance Stock Units), by and between Ariba, Inc. and Kent Parker (which is incorporated herein by reference to Exhibit 10.42 to the Registrant’s Form 10-Q dated February 5, 2010).

10.43‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2010 Performance Stock Units), by and between Ariba, Inc. and Kevin Costello (which is incorporated herein by reference to Exhibit 10.43 to the Registrant’s Form 10-Q dated February 5, 2010).

10.44‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2010 Performance Stock Units), by and between Ariba, Inc. and Robert Calderoni (which is incorporated herein by reference to Exhibit 10.44 to the Registrant’s Form 10-Q dated February 5, 2010).

10.45	Second Amendment to Sublease, dated as of December 8, 2010, by and between Juniper Networks, Inc. and the Registrant (which is incorporated herein by reference to Exhibit 10.45 to the Registrant’s Form 10-Q dated February 23, 2011).

10.46‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2011 Performance Stock Units), by and between Ariba, Inc. and Ahmed Rubaie (which is incorporated herein by reference to Exhibit 10.46 to the Registrant’s Form 10-Q dated February 23, 2011).

10.47‡†	Ariba, Inc.: 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2011 Performance Stock Units), by and between Ariba, Inc. and Kent Parker (which is incorporated herein by reference to Exhibit 10.47 to the Registrant’s Form 10-Q dated February 23, 2011).

10.48‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2011 Performance Stock Units), by and between Ariba, Inc. and Kevin Costello (which is incorporated herein by reference to Exhibit 10.48 to the Registrant’s Form 10-Q dated February 23, 2011).

10.49‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2011 Performance Stock Units), by and between Ariba, Inc. and Robert Calderoni (which is incorporated herein by reference to Exhibit 10.49 to the Registrant’s Form 10-Q dated February 23, 2011).

10.50	Lease Agreement Between W2005 RPS Realty, LLC and Ariba, Inc, as Tenant, dated January 6, 2011 (which is incorporated herein by reference to Exhibit 10.50 to the Registrant’s Form 10-Q dated May 6, 2011).

10.51	Fourth Amendment to Sublease, dated as of March 1, 2011, By and Between Ariba, Inc. and Motorola Mobility, Inc. (which is incorporated herein by reference to Exhibit 10.50 to the Registrant’s Form 10-Q dated May 6, 2011).

10.52‡	Employment and Transition Agreement, dated as of October 25, 2011, By and Between Ariba, Inc. and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 27, 2011).

10.53‡	Retention Benefit Agreement, dated as of October 25, 2011, By and Between Ariba, Inc. and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated October 27, 2011).

14.1	Code of Business Conduct (which is incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10-K dated December 1, 2006).

21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated by reference to the signature page of this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL).

‡	Management contract or compensatory plan or arrangement.
†	A request for confidential treatment has been filed with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.