Form 10-Q
period 2011-12-31
ARIBA INC
filed 2012-02-07
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of December 31, 2011 was 99,510,000.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands)

	December 31, 2011	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$137,021	$196,399
Short-term investments	27,404	28,319
Restricted cash	210	196
Accounts receivable, less allowances of $2,430 and $2,653, respectively	36,656	32,256
Prepaid expenses and other current assets	16,710	16,191

Total current assets	218,001	273,361
Property and equipment, net	32,874	32,806
Long-term investments	28,762	26,581
Restricted cash, less current portion	29,160	29,174
Goodwill	519,358	482,825
Other intangible assets, net	67,289	61,653
Other assets	6,769	6,741

Total assets	$902,213	$913,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,218	$8,873
Accrued compensation and related liabilities	28,702	45,169
Accrued liabilities	25,727	24,293
Restructuring obligations	23,823	23,461
Deferred revenue	121,079	114,505

Total current liabilities	213,549	216,301
Restructuring obligations, less current portion	2,356	8,346
Deferred revenue, less current portion	8,069	9,181
Contingent liability for acquisition	23,648	23,486
Other long-term liabilities	7,441	7,873

Total liabilities	255,063	265,187

Stockholders’ equity:
Common stock	199	199
Additional paid-in capital	5,355,971	5,353,514
Accumulated other comprehensive loss	(6,800)	(3,396)
Accumulated deficit	(4,702,220)	(4,702,363)

Total stockholders’ equity	647,150	647,954

Total liabilities and stockholders’ equity	$902,213	$913,141

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended December 31,
	2011	2010
Revenues:
Subscription and maintenance	$97,167	$65,858
Services and other	28,487	24,562

Total revenues	125,654	90,420

Cost of revenues:
Subscription and maintenance	22,040	14,290
Services and other	22,034	15,307
Amortization of acquired technology and customer intangible assets	4,263	1,025

Total cost of revenues	48,337	30,622

Gross profit	77,317	59,798

Operating expenses:
Sales and marketing	45,427	35,716
Research and development	16,572	12,492
General and administrative	14,330	10,610
Amortization of other intangible assets	383	—
Restructuring benefit	—	(2,923)

Total operating expenses	76,712	55,895

Operating income	605	3,903
Interest and other income, net	534	769

Income from continuing operations before income taxes	1,139	4,672
Provision for (benefit from) income taxes	1,857	(3,812)

(Loss) income from continuing operations	(718)	8,484
Discontinued operations, net of tax:
Income (loss) from discontinued operations	861	(5,104)
Gain on sale of discontinued operations	—	38,719

Total discontinued operations	861	33,615

Net income	$143	$42,099

Basic earnings per share:
(Loss) income from continuing operations	$(0.01)	$0.09
Discontinued operations, net of tax	0.01	0.38

Net income per basic common share	$0.00	$0.47

Diluted earnings per share:
(Loss) income from continuing operations	$(0.01)	$0.09
Discontinued operations, net of tax	0.01	0.36

Net income per diluted common share	$0.00	$0.45

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended December 31,
	2011	2010
Operating activities:
Net income	$143	$42,099
Less income from discontinued operations, net of tax	(861)	(33,615)

(Loss) income from continuing operations	(718)	8,484
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
(Recovery of) provision for doubtful accounts	(20)	165
Depreciation	3,079	2,074
Amortization of intangible assets	4,646	1,025
Stock-based compensation	18,266	12,834
Restructuring benefit	—	(2,923)
Changes in operating assets and liabilities:
Accounts receivable	(2,419)	(1,949)
Prepaid expenses and other assets	371	(652)
Accounts payable	2,709	91
Accrued compensation and related liabilities	(17,096)	(13,695)
Accrued liabilities	(799)	(6,535)
Deferred revenue	4,795	20,917
Restructuring obligations	(5,628)	(4,260)

Net cash provided by continuing operations	7,186	15,576
Net cash provided by (used in) discontinued operations	1,113	(1,121)

Net cash provided by operating activities	8,299	14,455

Investing activities:
Cash paid for acquisition, net of cash acquired	(47,728)	—
Proceeds from sale of discontinued operations	—	39,000
Purchases of property and equipment	(2,879)	(2,115)
Purchases of long-term investments, net of maturities	(1,089)	459

Net cash (used in) provided by investing activities	(51,696)	37,344

Financing activities:
Proceeds from issuance of common stock	931	431
Repurchase of common stock	(16,740)	(12,802)

Net cash used in financing activities	(15,809)	(12,371)

Effect of foreign exchange rate changes on cash and cash equivalents	(172)	(67)
Net change in cash and cash equivalents	(59,378)	39,361
Cash and cash equivalents at beginning of period	196,399	182,393

Cash and cash equivalents at end of period	$137,021	$221,754

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2012. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 filed on November 10, 2011 with the SEC. There have been no significant changes in the Company’s significant accounting policies that were disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. As discussed in Note 2 below, in November 2010 the Company sold its sourcing services and business process outsourcing (“BPO”) business. Accordingly, the sourcing services and BPO business has been reported as discontinued operations for all periods presented.

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

No customer accounted for more than 10% of total revenues for the three months ended December 31, 2011 and 2010. No customer accounted for more than 10% of net accounts receivable as of December 31, 2011 and September 30, 2011.

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

During the three months ended December 31, 2011 and 2010, the Company recorded $305,000 and $195,000, respectively, of stock-based compensation expense associated with employee stock purchase plan programs.

During the three months ended December 31, 2011 and 2010, the Company granted 297,065 shares and 187,050 shares, respectively, of restricted common stock time-based awards to non-employee directors and certain employees with a fair value of $9.1 million and $3.8 million, respectively, based on the current fair value of the Company’s shares at the grant date. These amounts are being amortized over the vesting period of the individual restricted common stock grants, which are generally one to three years.

In November 2011, the Company granted 616,000 performance-based restricted stock units to executive officers and certain key employees throughout our global business, including recent acquisitions, with a fair value of $17.6 million, based on the then current fair value of the Company’s shares at the grant date. The number of units that could vest under this grant is contingent upon meeting three criteria: (1) a 2012 performance milestone related to subscription software revenues for the fiscal year ended September 30, 2012; (2) a 2013 performance milestone based upon sustained performance related to subscription software revenues for the fiscal year ended September 30, 2013; and (3) a time-based service requirement. The restricted stock units will not vest if the performance milestones are not achieved.

In October 2010, the Company granted 990,000 performance-based restricted stock units to executive officers and certain key employees with a fair value of $19.5 million, based on the then current fair value of the Company’s shares at the grant date. The number of units that could vest under this grant is contingent upon meeting three criteria: (1) 2011 performance milestones related to subscription software revenues and network revenues for the fiscal year ended September 30, 2011; (2) 2012 performance milestones based upon sustained performance related to subscription software revenues and network revenues for the fiscal year ended September 30, 2012; and (3) a time-based service requirement. Based upon subscription software revenues and network revenues for the fiscal year ended September 30, 2011, the granted restricted stock units that can vest are up to 2.0 million with a fair value of $38.9 million.

During the three months ended December 31, 2011 and 2010, the Company recorded $16.3 million and $12.0 million, respectively, of stock-based compensation expense associated with time-based restricted stock grants and performance-based restricted stock units. As of December 31, 2011, there was $75.8 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan in the form of common stock with a value of $1.7 million and $1.4 million in the three months ended December 31, 2011 and 2010, respectively.

Total stock-based compensation resulting from the ESPP, time-based awards, performance based units and the 401(k) Plan of $18.3 million and $13.6 million was recorded in the three months ended December 31, 2011 and 2010, respectively, to various operating expense categories as follows (in thousands):

	Three Months Ended December 31,
	2011	2010
Cost of revenues—subscription and maintenance	$1,690	$788
Cost of revenues—services and other	1,685	889
Sales and marketing	8,249	6,450
Research and development	2,922	1,863
General and administrative	3,720	2,844
Discontinued operations	—	802

Total	$18,266	$13,636

Derivative Financial Instruments

The Company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, the Company’s strategy is to have increases or decreases in foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. The Company’s foreign currency forward contracts generally settle within 90 days. The Company does not use these forward contracts for trading purposes. The Company does not designate these forward contracts as hedging instruments. Accordingly, the Company records the fair value of these contracts as of the end of the reporting period to the consolidated balance sheet with changes in fair value recorded in the consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is to prepaid expenses and other current assets for unrealized gains and to other current liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts is to interest and other income (expense), net for both realized and unrealized gains and losses. Cash flows related to these forward contracts are classified in the statements of cash flows within operating activities.

As of December 31, 2011, the notional amounts of the forward contracts held to sell and purchase United States dollars in exchange for other major international currencies were $4.7 million and $20.5 million, respectively, and the unrealized loss on these contracts was $170,000. As of September 30, 2011, the notional amounts of the forward contracts held to sell and purchase United States dollars in exchange for other major international currencies were $4.1 million and $21.4 million, respectively, and the unrealized gain on these contracts was $347,000. The notional principal amounts for derivative instruments provide one measure of the transaction volume outstanding as of December 31, 2011, and do not represent the amount of the Company’s exposure to credit or market loss. The Company has determined that the gross exposure for both market and credit risk is immaterial.

The fair value of the foreign currency forward contracts not designated as hedges in the condensed consolidated balance sheet were $212,000 included in prepaid expense and other current assets and $382,000 included in other current liabilities as of December 31, 2011. The fair value of the foreign currency forward contracts not designated as hedges in the condensed consolidated balance sheet were $797,000 included in prepaid expense and other current assets and $450,000 included in other current liabilities as of September 30, 2011. The fair value of the forward contracts is based on observable market spot and forward rates and is classified within Level 2 of the fair value hierarchy. The effects of the foreign currency forward contracts not designated as hedges on net income was a loss of $205,000 and $114,000 for the three months ended December 31, 2011 and 2010, respectively, and was included in interest and other income, net on the condensed consolidated statement of operations.

Recently Adopted Accounting Pronouncements

During the three months ended December 31, 2011, there were no new accounting pronouncements adopted by the Company that had a significant impact on continuing operations.

Recent Accounting Pronouncements Not Yet Adopted

During the year ended September 30, 2011, the Financial Accounting Standards Board (“FASB”) amended the guidance for goodwill impairment tests. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the existing two-step goodwill impairment test. An entity is not required to perform the two-step goodwill impairment test unless it determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for the Company for annual and interim goodwill impairment tests performed on or after October 1, 2012, and early adoption is permitted. The adoption is not expected to have a material impact on the consolidated financial statements.

During the year ended September 30, 2011, the FASB amended the guidance for fair value measurements and disclosures. The amendments either clarify or change existing guidance, including the following: (i) the concepts of highest and best use and valuation premise are relevant only when measuring the fair value of nonfinancial assets and not relevant when measuring the fair value of financial assets or any liabilities; (ii) a reporting entity should measure the fair value of instruments classified in shareholders’ equity based on the fair value of the instrument from the perspective of a market participant that holds that instrument as an asset; (iii) a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that are categorized within Level 3 of the fair value hierarchy, a description of the valuation processes used, and a qualitative discussion about the sensitivity of such measurements; and (iv) a reporting entity should disclose the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendments are to be applied prospectively. The Company will adopt these amendments, which will result in additional disclosure, in the quarter ended March 31, 2012.

During the year ended September 30, 2011, the FASB issued guidance that provides two alternatives for the presentation of other comprehensive income, either (i) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income or (ii) present items of other comprehensive income in a separate statement immediately following the statement of net income. Under either presentation method, totals for net income, other comprehensive income, and comprehensive income will be presented. This guidance does not change the items that are reported in net income and other comprehensive income or the calculation of earnings per share. During the three months ended December 31, 2011, the FASB issued guidance to defer the requirement to present amounts reclassified from other comprehensive income to net income on the face of the statement(s). The guidance is effective for the Company on October 1, 2012, and retrospective application is required for all years presented. Early adoption is permitted. The adoption is not expected to have a material impact on the consolidated financial statements.

Note 2—Discontinued Operations

On November 15, 2010, the Company sold its sourcing services and BPO services assets (collectively, the “Sourcing Services Business”) to Accenture for approximately $51.0 million in cash, resulting in a gain of approximately $39.5 million, less estimated income taxes of $289,000. The assets of the Sourcing Services Business include the Company’s category expertise, sourcing process expertise and strategic sourcing execution resources. As of September 30, 2010, the assets of the Sourcing Services Business were comprised of goodwill of $11.8 million. The following table summarizes the financial information for the Sourcing Services Business operations for the three months ended December 31, 2011 and 2010 (in thousands):

	Three Months Ended December 31,
	2011	2010
Revenues from discontinued operations	$1,497	$6,502
Income (loss) from discontinued operations before income taxes	$861	$(5,104)
Provision for income taxes	—	—

Net income (loss) from discontinued operations	$861	$(5,104)

Gain on sale of discontinued operations, net of tax	$—	$38,719

Note 3—Acquisitions

b-process

On October 19, 2011, the Company acquired 100% of the shares of b-process, one of the largest e-invoice networks in Europe, for approximately €35 million in cash ($48.1 million), a portion of which was deposited in escrow to satisfy potential indemnification claims. The acquisition will give the Company’s customers a wider geographic offering of e-invoice solutions.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Tangible assets	$4,650
Goodwill	39,080
Other intangible assets	10,900

Total assets acquired	$54,630
Total liabilities assumed	$6,487
Net assets acquired	$48,143

Goodwill related to the b-process acquisition consists largely of the further expansion and growth expected from combining the operations of Ariba and b-process. The goodwill is not deductible for income tax purposes.

Identified intangible assets will be amortized to cost of revenues and operating expense based upon the nature of the asset ratably over the estimated useful life, as detailed in the table below (in thousands, except year amounts).

	Estimated useful life (years)	Fair value	Estimated annual amortization	Statement of operations classification
Other intangible assets
Existing software technology	4	$2,200	$550	Cost of revenues
Contracts and related customer relationships	7	7,600	1,086	Cost of revenues
Trade names/trademarks	4	1,100	275	Operating expense

		$10,900

The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to b-process that existed as of the acquisition date. The Company has preliminarily determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, has recorded its best estimates for these contingencies as a part of the purchase price allocation. The Company continues to gather information and evaluate pre-acquisition contingencies that it has assumed. If the Company makes changes to the amounts recorded or identifies additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation.

B-process’s results of operations have been included in the Company’s condensed consolidated financial statements from the acquisition date.

Quadrem

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

The contingent payment, which is separate from the amounts deposited in escrow referred to above, ranges from zero to $25.0 million and is subject to the achievement of the Performance Conditions. If the Performance Conditions are met in full, after the third anniversary of the acquisition date, Ariba will pay the $25.0 million contingent payment in cash, or at its election, Ariba stock. The fair value of the contingent payment was estimated by applying the income approach and is based on significant unobservable inputs (Level 3 inputs) that include the probability of the Performance Conditions being achieved and a discount rate. As of December 31, 2011, the assumptions used to develop the inputs did not change from the acquisition date. The liability of $23.1 million as of the acquisition date, classified in long term liabilities on the condensed consolidated balance sheet, was increased by $163,000 during the three months ended December 31, 2011 as a result of accretion, which was recorded in interest and other income (expense), net on the condensed consolidated statement of operations. Total accretion of $603,000 has been recorded since the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash and cash equivalents	$19,582
Accounts receivable	13,607
Prepaid expenses and other assets	2,062
Property and equipment	2,319
Restricted cash, non-current	127
Goodwill	87,811
Other intangible assets	61,400

Total assets acquired	$186,908
Accounts payable	$1,326
Accrued liabilities	4,674
Accrued compensation and related liabilities	3,727
Deferred revenue	5,192
Other liabilities	371

Total liabilities assumed	$15,290
Net assets acquired	$171,618

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

		$61,400

Acquisition-related costs of $990,000 were included in general and administrative expense in Ariba’s condensed consolidated statement of operations for the three months ended December 31, 2010. Quadrem’s results of operations have been included in the Company’s condensed consolidated financial statements from the acquisition date.

Revenues, net income and earnings per share for the combined entity had the acquisition date been October 1, 2010 (the beginning of the period presented below), are as follows (in thousands, except per share amounts). This pro forma information is not intended to represent or be indicative of the combined results of operations or financial position that we would have reported had the acquisition been completed as of these dates and for the periods presented, and should not be taken as representative of our consolidated results of operations or financial condition following the acquisition.

Three Months Ended December 31, 2010
Total revenues	$114,787
Net income	$45,140
Net income per share—basic	$0.49
Net income per share—diluted	$0.47
Weighted average shares—basic	91,215
Weighted average shares—diluted	95,157

Note 4—Goodwill and Other Intangible Assets

The increase in goodwill during the three months ended December 31, 2011 was primarily due to the acquisition of b-process (see Note 3), partially offset by a cumulative translation adjustment of $2.3 million.

The table below reflects changes or activity in the balances related to other intangible assets for the three months ended December 31, 2011 (in thousands):

	Useful Life	December 31, 2011			September 30, 2011
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	48 months	$25,273	$(15,690)	$9,583	$23,200	$(14,971)	$8,229
Contracts and related customer relationships	60 to 84 months	134,243	(81,598)	52,645	127,081	(78,063)	49,018
Trade names/trademarks	48 months	8,537	(3,476)	5,061	7,500	(3,094)	4,406

Total		$168,053	$(100,764)	$67,289	$157,781	$(96,128)	$61,653

The increase in the gross carrying amount of other intangible assets during the three months ended December 31, 2011 was due to the acquisition of b-process (see Note 3), partially offset by a cumulative translation adjustment of $628,000.

Amortization of other intangible assets for the three months ended December 31, 2011 totaled $4.6 million. Of the total, amortization of $4.3 million related to contracts and related customer relationships and existing software technology was recorded as cost of revenues. Amortization of $383,000 related to trade names/trademarks and was recorded as operating expense.

Amortization of other intangible assets for the three months ended December 31, 2010 totaled $1.0 million, which was related to contracts and related customer relationships and recorded as cost of revenues.

As of December 31, 2011, estimated future amortization expense related to intangible assets is $14.2 million for the remainder of fiscal year 2012, $19.0 million in fiscal year 2013, $15.7 million in fiscal year 2014, $12.3 million in fiscal year 2015, $4.1 million in fiscal year 2016 and $1.1 million in fiscal year 2017.

Note 5—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building on Eleventh Avenue in Sunnyvale, California. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company has abandoned this facility and currently subleases over three buildings, totaling 571,000 square feet, to third parties. The majority of these subleases expire in January 2013. The remaining square footage is available for sublease. Minimum monthly lease payments are approximately $3.6 million, with the total future minimum lease payments amounting to $48.1 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit, which are backed by cash equivalents, totaling $28.8 million as of December 31, 2011, as a form of security through January 2013. Also, the Company is required by other agreements to hold an additional $545,000 in standby letters of credit and other guarantees, which are cash collateralized. These instruments are issued by one of the Company’s banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $29.4 million is classified as restricted cash on the Company’s condensed consolidated balance sheet as of December 31, 2011.

In February 2011, the Company entered into a facility lease agreement for approximately 86,000 square feet on Hermosa Court in Sunnyvale, California for its headquarters. The operating lease term commenced in May 2011 and ends in November 2021. The Company moved its headquarters into this facility during fiscal year 2011.

The Company occupies approximately 80,000 square feet of office space in Bangalore, India under leases that expire at various times through December 2014. This location consists principally of research and development activities.

The Company occupies 73,000 square feet of office space in Pittsburgh, Pennsylvania under a lease that expires in December 2017. The Company currently subleases approximately 18,000 square feet to a third party. This location consists principally of the Company’s customer support organization and administrative activities.

The Company occupies approximately 42,000 square feet of office space in Atlanta, Georgia under a lease that expires in September 2018. Operations at this location consist principally of the Company’s sales, certain executive management and support activities.

The Company leases certain equipment, software and its facilities under various non-cancelable operating leases with various expiration dates through 2017. Rental expense was $5.7 million and $6.3 million for the three months ended December 31, 2011 and 2010, respectively. This expense was reduced by sublease income of $3.7 million and $3.0 million for the three months ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, future minimum lease payments and sublease income under non-cancelable operating leases for the next five years and thereafter are as follows (in thousands):

Period Ending September 30,	Lease Payments	Contractual Sublease Income
2012	$42,936	$11,999
2013	26,693	5,383
2014	9,851	440
2015	7,551	440
2016	6,634	440
Thereafter	18,734	550

Total	$112,399	$19,252

Of the total operating lease commitments noted above, $61.7 million is for occupied properties and $50.7 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring costs

The following table details accrued restructuring obligations and related activity through December 31, 2011 (in thousands):

	Lease abandonment costs	Asset impairment	Total restructuring costs
Accrued restructuring obligations as of October 1, 2010	$40,527	$—	$40,527
Cash paid	(18,260)	—	(18,260)
Total charge to operating expense	7,436	3,268	10,704
Asset impairment applied to asset balances	—	(3,268)	(3,268)
Reclassification from deferred rent obligations	2,104	—	2,104

Accrued restructuring obligations as of September 30, 2011	$31,807	$—	$31,807
Cash paid	(5,628)	—	(5,628)

Accrued restructuring obligations as of December 31, 2011	$26,179	$—	$26,179

Less: current portion			23,823

Accrued restructuring obligations, less current portion			$2,356

Lease abandonment and asset impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Sunnyvale, California and Pittsburgh, Pennsylvania. During the three months ended December 31, 2010, the Company entered into an amendment with Juniper Networks, Inc. (“Juniper”), the successor in interest to NetScreen Technologies, Inc. (“NetScreen”), to the sublease dated as of October 18, 2002 between the Company and NetScreen. Pursuant to the amendment, Juniper agreed to lease approximately 86,000 square feet of additional space at the Company’s Sunnyvale, California Eleventh Avenue facility through January 2013. The impact of the execution of the amendment to the sublease agreement with Juniper was a benefit to operating expenses of $2.9 million. The Company’s Chief Executive Officer, Robert Calderoni, is also on the Board of Directors of Juniper.

Total lease abandonment costs include lease liabilities offset by estimated sublease income. As of December 31, 2011, $26.2 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013. The Company’s lease abandonment accrual is net of $19.3 million of sublease income.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material non-cancelable purchase commitments as of December 31, 2011.

Litigation and other proceedings

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

Note 6—Income Taxes

The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to the Company’s tax audits. However, there can be no assurances as to the possible outcomes. In the three months ended December 31, 2011, the unrecognized tax benefits increased by $342,000, primarily due to the acquisition of b-process. As of December 31, 2011, approximately $2.2 million of unrecognized benefits would affect the Company’s effective tax rate if realized. The Company does not anticipate any significant changes to the unrecognized tax benefits in the next twelve months.

The Company released interest and penalties related to lapses of statute of limitations of uncertain tax positions of $1.1 million during the three months ended December 31, 2010. The gross amount of interest and penalties accrued as of December 31, 2011 was $503,000. Interest and penalties are recorded in the provision for income taxes in the condensed consolidated statement of operations.

In the three months ended December 31, 2011, the provision for income taxes was $1.9 million on income from continuing operations before income taxes of $1.1 million as a result of a pre-tax loss in certain tax jurisdictions for which there was no tax benefit. In the three months ended December 31, 2010, the benefit from income taxes was $3.8 million on income from continuing operations before income taxes of $4.7 million as a result of a decrease in unrecognized tax benefits of $3.6 million, primarily due to the expiration of statutes of limitation in a foreign jurisdiction, and a release of interest and penalties of $1.1 million.

Note 7—Stockholders’ Equity

Stock-Based Compensation Plans

A summary of the activity related to the Company’s restricted common stock is presented below for the three months ended December 31, 2011:

	Three Months Ended December 31, 2011
	Number of Shares	Weighted- Average Fair Value
Nonvested at beginning of period	5,958,558	$18.26
Granted	297,065	$30.51
Vested	(2,017,985)	$11.55
Forfeited	(38,726)	$25.35

Nonvested at end of period	4,198,912	$22.29

The fair value of stock awards vested for the three months ended December 31, 2011 and 2010 totaled $65.2 million and $54.1 million, respectively.

The nonvested shares roll forward presented above excludes the performance-based restricted stock units granted in the three months ended December 31, 2011. See “Stock-Based Compensation” in Note 1.

A summary of the activity related to the Company’s stock options is presented below:

	Three Months Ended December 31, 2011
	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	361,038	$9.14
Exercised	(73,425)	$12.68
Forfeited	(3,248)	$20.09

Outstanding and exercisable at end of period	284,365	$8.14

The total intrinsic value of options outstanding and exercisable as of December 31, 2011 was $5.1 million. The total intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2012 and the exercise price, multiplied by the number of shares subject to in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the three months ended December 31, 2011 and 2010 was $1.6 million and $358,000, respectively.

Comprehensive (Loss) Income

Other comprehensive (loss) income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive (loss) income for the three months ended December 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended December 31,
	2011	2010
Net income	$143	$42,099
Unrealized gain (loss) on securities	177	(349)
Foreign currency translation adjustments	(3,581)	(199)

Comprehensive (loss) income	$(3,261)	$41,551

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive loss as of December 31, 2011 and September 30, 2011 are as follows (in thousands):

	December 31, 2011	September 30, 2011
Unrealized loss on securities, net	$(2,052)	$(2,229)
Foreign currency translation adjustments	(4,748)	(1,167)

Accumulated other comprehensive loss	$(6,800)	$(3,396)

Note 8—Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended December 31,
	2011	2010
(Loss) income from continuing operations	$(718)	$8,484
Discontinued operations, net of tax	861	33,615

Net income	$143	$42,099

Weighted-average common shares outstanding—basic	94,537	88,632
Add: Effect of dilutive securities	—	3,942

Weighted-average common shares—diluted	94,537	92,574

(Loss) income from continuing operations	$(0.01)	$0.09
Discontinued operations, net of tax	0.01	0.38

Net income per common share—basic	$0.00	$0.47

(Loss) income from continuing operations	$(0.01)	$0.09
Discontinued operations, net of tax	0.01	0.36

Net income per common share—diluted	$0.00	$0.45

For the three months ended December 31, 2011, the Company excluded approximately 3.6 million of potentially dilutive shares because their effect was anti-dilutive due to the loss from continuing operations recognized in this period.

Note 9—Segment Information

The Company’s chief operating decision-maker currently reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of allocating resources and evaluating financial performance. Accordingly, management considers the Company to have a single operating segment, compared to the prior year period presented below where three operating segments were reportable. The prior year information below is presented on a basis consistent with the determination of one operating segment. Management evaluates performance based on several factors including revenues and operating income. The results are based on the Company’s method of internal reporting, which may not allocate income and expenses (such as amortization of intangible assets, stock-based compensation and other items included in the table below) that management does not believe are indicative of the ongoing operating performance of the Company, and are not necessarily in conformity with GAAP.

The table below reconciles the measure of operating income reported to the Company’s chief operating decision-maker (referred to as the segment operating result) to the Company’s income from continuing operations before income taxes (in thousands):

	Three Months Ended December 31,
	2011	2010
Segment operating result	$23,517	$15,829
Amortization of intangible assets	(4,646)	(1,025)
Stock-based compensation	(18,266)	(12,834)
Restructuring benefit	—	2,923
Transaction costs	—	(990)

Operating income	$605	$3,903
Interest and other income, net	534	769

Income from continuing operations before income taxes	$1,139	$4,672

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

	Three Months Ended December 31,
	2011	2010
Network revenues	$41,550	$13,845
Subscription software application revenues	42,426	36,399

Total subscription software revenues	$83,976	$50,244
Maintenance revenues	13,191	15,614
Services and other revenues	28,487	24,562

Total	$125,654	$90,420

The Company markets its products in the United States and in foreign countries through its direct sales force and indirect sales channels. Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Revenue by geographic area is as follows (in thousands):

	Three Months Ended December 31,
	2011	2010
North America	$73,735	$64,023
EMEA	26,914	19,334
Rest of World	25,005	7,063

Total revenue	$125,654	$90,420

Long-lived assets by geographic area are as follows (in thousands):

	December 31, 2011	September 30, 2011
United States	$28,661	$29,185
International	4,213	3,621

Total	$32,874	$32,806

Note 10—Fair Value

Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date and the guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

As of December 31, 2011, the fair value measurements of the Company’s cash equivalents, short-term investments, long-term investments and restricted cash consisted of the following and are categorized in the table below based upon the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$12,984	$—	$—	$12,984
Certificates of deposit and other bank deposits	91,855	—	—	91,855
Non-United States government securities	36,182	—	—	36,182
United States government and agency securities	3,054	—	—	3,054
Auction rate securities	—	—	16,931	16,931

Total cash equivalents, investments and restricted cash	$144,075	$—	$16,931	$161,006

The table below presents reconciliations for market securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended December 31, 2011 (in thousands):

Three Months Ended December 31, 2011
Beginning balance as of October 1, 2011	$17,448
Realized losses	(9)
Unrealized gains	112
Redemptions	(675)
Accretion and other	55

Ending fair value as of December 31, 2011	$16,931

Auction rate securities

The Company holds several interest-bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loans and credit derivative products. As of December 31, 2011, the Company held $16.8 million in par value of student loan securities that failed to settle in auctions commencing February 2008 and $3.4 million in par value of commercial paper and credit derivative products that failed to settle in auctions commencing August 2007. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The continuing uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until such time as either a future auction of these investments is successful, a buyer is found outside of the auction process or upon final maturity. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

Contractual maturity dates for these ARS investments range from 2016 to 2047. The ARS backed by student loans are guaranteed by the United States government and have credit ratings of AAA to A.

Currently, we have no intent to sell these ARS investments prior to recovery to par value, nor are we aware of any factors that would make such a sale of the ARS investments more likely than not. As of December 31, 2011, the Company has classified the entire ARS investment balance as long-term investments on its condensed consolidated balance sheet because of its current inability to predict that these investments will be available for settlement within the next twelve months. Since auction failures in 2008, the Company has modified its current investment strategy and increased its investments in more liquid money market instruments.

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

The Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value of its investment in ARS as of December 31, 2011. Significant estimates used in the DCF models were the credit quality of the instruments, the types of instruments and an illiquidity discount factor. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $16.8 million of student loan securities and $3.4 million of credit derivative products was adjusted between 150 and 300 basis points (“bps”) for the student loan securities and 1,150 bps for the credit derivative product, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. Based on the assessment of fair value through December 31, 2011, the Company determined there was a decline in the fair value of its ARS investments of $3.3 million, of which $1.9 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, the Company recorded an other-than-temporary impairment of $1.9 million, partially offset by $519,000 of accretion recorded through December 31, 2011. Based upon its analysis of this impairment, the Company determined that the other-than-temporary loss of $1.4 million was principally related to the credit loss on the investment. Additionally, the Company evaluated the factors related to other than credit loss, which were determined to be immaterial to the condensed consolidated financial statements.

The Company reviews its impairments in accordance with the changes issued by the FASB to fair value accounting and the recognition and presentation of other-than-temporary impairments, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the Company’s intent and ability to retain its investment for a period of time sufficient to allow for the recovery in market value to par. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, the Company may, in the near future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $1.9 million currently accounted for as a temporary decline or may be greater than the $1.4 million other-than-temporary impairment recorded through December 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in any forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading “Risk Factors” in Part II of this Form 10-Q, the risks discussed in our other Securities and Exchange Commission (“SEC”) filings and in “Outlook for Fiscal Year 2012” in this section. We assume no obligation to update the forward-looking statements or our risk factors after the date of this document.

Overview of Our Business

Ariba is the leading provider of collaborative business commerce solutions for buying and selling goods and services. Ariba combines industry-leading software as a service (“SaaS”) technology to optimize the complete commerce lifecycle and enables companies to discover, connect and collaborate with a global network of trading partners and expert capabilities to augment internal resources and skills, delivering everything needed to control costs, enhance operational efficiencies, minimize risk, improve profits and enhance cash flow, all in the Ariba® Commerce Cloud.

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

Business Model

Ariba Business Commerce solutions (including our network and subscription software applications) are delivered in a flexible manner, depending upon the needs and preferences of the customer. We offer flexible, highly configurable and easy-to-use technology and related services that are primarily delivered as an on-demand multi-tenant service, and in some instances, deployed on a single tenant basis either hosted or behind the firewall.

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

Overview of Quarter Ended December 31, 2011

On October 19, 2011, we acquired b-process, one of the largest e-invoice networks in Europe. B-process’s results of operations have been included in our condensed consolidated financial statements from the acquisition date. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Our revenues increased to $125.7 million in the three months ended December 31, 2011 compared to $90.4 million in the three months ended December 31, 2010. This was an increase of $35.3 million, or 39%. Subscription and maintenance revenues increased $31.3 million. Subscription revenues increased $33.7 million, or 67%, including 25% before subscription revenues related to the acquisitions of Quadrem and b-process. Services and other revenues increased $3.9 million, or 16%. In addition to our acquisitions, our growth reflects increased demand for our global network solutions and subscription software products.

Operating expenses increased to $76.7 million in the three months ended December 31, 2011 compared to $55.9 million in the three months ended December 31, 2010. The increase in operating expenses is primarily the result of an increase in compensation and benefits expense related to an increase in headcount in the three months ended December 31, 2011 and increased costs as a result of the acquisitions of Quadrem and b-process. In summation, our total net expenses from continuing operations, including costs of revenues and other items, increased to $126.4 million in the three months ended December 31, 2011 compared to $81.9 million in the three months ended December 31, 2010. Combined with the increase in revenue, this resulted in a loss from continuing operations for the three months ended December 31, 2011 of $718,000 compared to income from continuing operations of $8.5 million in the three months ended December 31, 2010.

Income from discontinued operations decreased to $861,000 in the three months ended December 31, 2011 compared to $33.6 million in the three months ended December 31, 2010. Discontinued operations related the sale of our Sourcing Services Business. The three months ended December 31, 2010 included a gain on sale of $38.7 million, net of tax, which was partially offset by transaction related costs, including severance and professional services costs. Our net income for the three months ended December 31, 2011 was $143,000 compared to $42.1 million in the three months ended December 31, 2010.

Outlook for Fiscal Year 2012

As companies continue to shift toward subscription software and automate their business commerce networks, we expect continued growth in subscription revenue in fiscal year 2012. We also expect total revenues to grow in fiscal year 2012 compared to fiscal year 2011, with growth in subscription revenues being partially offset by modest declines in maintenance revenues.

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

The current economic uncertainty may adversely impact our business. Although we believe that our business commerce solutions may be even more strategic to customers during adverse economic conditions, because they help companies reduce the costs of their goods and services, a weakening global economy, decline in confidence in the economy, or adverse foreign currency conditions could, among other things, result in reduced revenues, impairment of financial and non-financial assets and reduced cash flows.

We believe that our success for fiscal year 2012 will depend largely on our ability to: (1) sell additional solutions and capture more network spend from new and existing customers; (2) renew our subscription or time-based revenues, including on-demand software fees, supplier transaction fees, maintenance fees, and fees for certain services; (3) capitalize on revenue opportunities, such as increased spend capture within existing customers and selling on-demand business commerce solutions ; (4) successfully integrate and manage the Quadrem and b-process businesses; (5) retain and expand our workforce in the face of competitive hiring conditions in the technology sector; and (6) navigate the macro-economic environment and our increasing global presence in emerging markets.

In addition to the macro-economic impact, we believe that key risks to our revenues in fiscal year 2012 include: our ability to renew recurring revenue streams without substantial declines from prior arrangements, including subscription software, supplier transactions revenue, software maintenance and subscription services; our ability to generate organic growth; the overall level of information technology spending; potential declines in average selling prices; and volatility in currency exchange rates. We believe that key risks to our future operating profitability include our ability to maintain or grow our revenues and our ability to maintain adequate utilization of our services organization. We may not be successful in addressing such risks and difficulties. See “Risk Factors” in Part II of this Form 10-Q for additional information.

Results of Operations

The following table indicates the percentage of total revenues represented by line items in our condensed consolidated statements of operations (certain items may not foot due to rounding). This data has been derived from the condensed consolidated financial statements contained in Part I of this Form 10-Q. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed with the SEC on November 10, 2011.

	Percentage of Total Revenues Three Months Ended December 31,
	2011	2010
Revenues:
Subscription and maintenance	77%	73%
Services and other	23	27

Total revenues	100	100

Cost of revenues:
Subscription and maintenance	18	16
Services and other	17	17
Amortization of acquired technology and customer intangible assets	3	1

Total cost of revenues	38	34

Gross profit	62	66

Operating expenses:
Sales and marketing	36	40
Research and development	13	14
General and administrative	12	12
Amortization of other intangible assets	0	0
Restructuring benefit	0	(3)

Total operating expenses	61	63

Operating income	1	3
Interest and other income, net	0	1

Income from continuing operations before income taxes	1	4
Provision for income taxes	2	(4)

(Loss) income from continuing operations	(1)	8
Discontinued operations, net of tax:
Income (loss) from discontinued operations	1	(6)
Gain on sale of discontinued operations	0	43

Total discontinued operations	1	37

Net income	0%	45%

Comparison of the Three Months Ended December 31, 2011 and 2010

Revenues

	Three Months Ended December 31,
	2011	Dollar Change	Percent Change	2010
Revenues (in thousands):
Subscription and maintenance	$97,167	$31,309	48%	$65,858
Services and other	28,487	3,925	16%	24,562

Total revenues	$125,654	$35,234	39%	$90,420

Subscription and maintenance

Subscription revenues consist mainly of network-related software access and transaction fees and software access subscription fees. Subscription revenues for the three months ended December 31, 2011 were $84.0 million, an increase of $33.8 million, or 67%, including 25% before subscription revenues related to the acquisitions of Quadrem and b-process, compared to $50.2 million for the three months ended December 31, 2010. In addition to our acquisitions, our growth reflects increased demand for our global network solutions and subscription software products. Maintenance revenues consist primarily of Ariba Buyer and Ariba Sourcing product maintenance fees. Maintenance revenues for the three months ended December 31, 2011 were $13.2 million, a 15% decrease from the $15.6 million recorded in the three months ended December 31, 2010. The decrease was primarily due to a decline in on-premise application sales. We anticipate that subscription revenues will increase in the year ending September 30, 2012 compared to the year ended September 30, 2011, in part as a result of the acquisitions of Quadrem and b-process, partially offset by modest declines of maintenance revenues.

Services and other

The increase in services and other revenues in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 was primarily due to revenues related to the acquisitions of Quadrem and b-process. While not highly predictable, we anticipate that services and other revenues will increase in the year ending September 30, 2012 compared to the year ended September 30, 2011, in part as a result of the acquisitions of Quadrem and b-process.

Cost of Revenues

	Three Months Ended December 31,
	2011	Dollar Change	Percent Change	2010
Cost of revenues (in thousands):
Subscription and maintenance	$22,040	$7,750	54%	$14,290
Services and other	22,034	6,727	44%	15,307
Amortization of acquired technology and customer intangible assets	4,263	3,238	316%	1,025

Total cost of revenues	$48,337	$17,715	58%	$30,622

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for hosting services and technical support, including stock-based compensation costs and facilities and equipment costs. The increase in cost of subscription and maintenance revenues in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 was primarily the result of an increase in set-up costs and hosted support costs associated with the increase in subscription revenues. We anticipate that cost of subscription and maintenance expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2012 compared to the year ended September 30, 2011.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock-based compensation costs, training personnel, facilities and equipment costs. The increase in cost of services and other revenues in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 was primarily the result of an increase in deployment costs associated with the increase in services and other revenues. We anticipate that cost of services and other revenues will remain relatively consistent or slightly higher as a percentage of services and other revenues in the year ending September 30, 2012 compared to the year ended September 30, 2011.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of assets associated with our acquisitions of Quadrem and b-process and fiscal year 2008 acquisition of Procuri, Inc. The increase in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 was due to the acquisitions of Quadrem and b-process. We anticipate amortization of acquired technology and customer intangible assets will increase in the year ending September 30, 2012 compared to the year ended September 30, 2011 due to the acquisitions of Quadrem and b-process.

Gross profit

	Three Months Ended December 31,
	2011	Dollar Change	Percent Change	2010
(in thousands):
Gross profit	$77,317	$17,519	29%	$59,798

Our gross profit as a percentage of revenues for the three months ended December 31, 2011 was 62% compared to 66% for the three months ended December 31, 2010. The decrease was primarily due to the increase in amortization of acquired technology and customer intangible assets associated with our acquisitions of Quadrem and b-process and the increase in cost of revenues described above.

Operating Expenses

	Three Months Ended December 31,
	2011	Dollar Change	Percent Change	2010
Operating expenses (in thousands):
Sales and marketing	$45,427	$9,711	27%	$35,716
Research and development	16,572	4,080	33%	12,492
General and administrative	14,330	3,720	35%	10,610
Amortization of other intangible assets	383	383	100%	—
Restructuring benefit	—	2,923	(100%)	(2,923)

Total operating expenses	$76,712	$20,817	37%	$55,895

Sales and marketing

Sales and marketing includes costs associated with our sales and marketing personnel and consists primarily of compensation and benefits, which includes salaries, benefits, commissions, bonuses, and stock-based compensation; promotional and advertising and travel and entertainment expenses related to these personnel; and the provision for doubtful accounts. Sales and marketing expenses increased in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 primarily due to the following: (1) increased compensation and benefits of $7.9 million related to an increase in overall sales and marketing headcount, sales commission and bonus expense related to the increase in revenues noted above, restricted stock awards and the acquisitions of Quadrem and b-process; (2) increased marketing expense of $989,000; and (3) increased travel costs of $924,000 related to an increase in overall sales and marketing headcount. We anticipate that sales and marketing expenses will remain relatively consistent or slightly lower as a percentage of revenues in the year ending September 30, 2012 compared to the year ended September 30, 2011.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved and quality assurance activities, and primarily includes compensation and benefits, which includes salaries, benefits, bonuses, and stock-based compensation; consulting costs; and the cost of software development tools and equipment. Research and development expenses increased in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 primarily due to increased compensation and benefits of $4.2 million related to an increase in overall research and development headcount, restricted stock awards and the acquisitions of Quadrem and b-process. We anticipate that research and development expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2012 compared to the year ended September 30, 2011.

General and administrative

General and administrative expenses include costs for executive, finance, human resources, information technology, legal and administrative support functions, and primarily include compensation and benefits, which includes salaries, benefits, bonuses, and stock-based compensation and professional services costs. General and administrative expenses increased in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 primarily due to increased compensation and benefits of $2.8 million related to an increase in overall general and administrative headcount associated with the acquisitions of Quadrem and b-process and restricted stock awards. We anticipate that general and administrative expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2012 compared to the year ended September 30, 2011.

Amortization of other intangible assets

Amortization of other intangible assets represents the amortization of assets associated with our acquisitions of Quadrem and b-process. The increase in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 was due to these acquisitions. We anticipate amortization of other intangible assets will increase in the year ending September 30, 2012 compared to the year ending September 30, 2011 due to the acquisitions of Quadrem and b-process.

Restructuring benefit

We recorded a restructuring benefit in the three months ended December 31, 2010 as a result of entering into an agreement to sublease approximately 86,000 square feet of additional space at our Sunnyvale, California Eleventh Avenue facility through January 2013.

Interest and other income, net

	Three Months Ended December 31,
	2011	Dollar Change	Percent Change	2010
(in thousands):
Interest and other income, net	$534	$(235)	(31%)	$769

Interest and other income, net decreased in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 primarily as a result of accretion expense of $163,000 on the liability for the contingent payment associated with the Quadrem acquisition. See Note 3 of Notes to Condensed Consolidated Financial Statements for a description of the contingent payment.

Provision for (benefit from) income taxes

	Three Months Ended December 31,
	2011	Dollar Change	Percent Change	2010
(in thousands):
Provision for (benefit from) income taxes	$1,857	$5,669	*	$(3,812)

*	Percent change is not meaningful

There was a provision for income taxes in the three months ended December 31, 2011 compared to a benefit from income taxes in the three months ended December 31, 2010 primarily due to the acquisition of Quadrem and the three months ended December 31, 2010 included a decrease in unrecognized tax benefits of $3.6 million and a release of interest and penalties of $1.1 million, primarily due to the expiration of statutes of limitation in a foreign jurisdiction.

In the three months ended December 31, 2011, the provision for income taxes was $1.9 million on income from continuing operations before income taxes of $1.1 million as a result of a pre-tax loss in certain tax jurisdictions for which there was no tax benefit. In the three months ended December 31, 2010, the benefit from income taxes was $3.8 million on income from continuing operations before income taxes of $4.7 million as a result of the decrease in unrecognized tax benefits and release of interest and penalties.

Discontinued operations

	Three Months Ended December 31,
	2011	Dollar Change	Percent Change	2010
Discontinued operations, net of tax (in thousands):
Income (loss) from discontinued operations	$861	$5,965	*	$(5,104)
Gain on sale of discontinued operations	—	(38,719)	(100%)	38,719

Total discontinued operations	$861	$(32,754)	(97%)	$33,615

*	Percent change is not meaningful

Discontinued operations related to the sale of our Sourcing Services Business in the three months ended December 31, 2010. Total discontinued operations decreased in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 primarily due to a gain on sale that was partially offset by transaction related costs, including severance and professional services costs, in the three months ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had $193.2 million in cash, cash equivalents and investments and $29.4 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $222.6 million. Our working capital as of December 31, 2011 was $4.5 million. As of September 30, 2011, we had $251.3 million in cash, cash equivalents and investments and $29.4 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $280.7 million. Our working capital as of September 30, 2011 was $57.1 million. The majority of cash, cash equivalents, investments and restricted cash are held in accounts in the United States.

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

Contractual maturity dates for these ARS investments range from 2016 to 2047. The ARS backed by student loans are guaranteed by the United States government and have credit ratings of AAA to A. Currently, we have no intent to sell these ARS investments prior to recovery to par value, nor are we aware of any factors that would make such a sale of the ARS investments more likely than not. As of December 31, 2011 and September 30, 2011, we classified the entire ARS investment balance as long-term investments on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle. See Note 10 of Notes to Condensed Consolidated Financial Statements.

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

Net cash provided by operating activities was $8.3 million for the three months ended December 31, 2011, compared to $14.5 million for the three months ended December 31, 2010. Cash flows provided by operating activities decreased primarily due to lower cash collections of deferred revenue and changes in working capital, partially offset by net cash inflows from discontinued operations.

The changes in cash flows from investing activities primarily relate to acquisitions, dispositions, capital expenditures and the timing of purchases, maturities and sales of our investments. Net cash used in investing activities was $51.7 million for the three months ended December 31, 2011 compared net cash provided by investing activities of $37.3 million for the three months ended December 31, 2010. The net cash used in investing activities the three months ended December 31, 2011 was primarily due to cash paid for the acquisition of b-process, net of cash acquired, of $47.7 million. The net cash provided by investing activities in the three months ended December 31, 2010 was primarily due to proceeds from the sale of our Sourcing Services Business of $39.0 million.

The changes in cash flows from financing activities primarily relate to the repurchase of common stock shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees and the proceeds from the issuance of common stock, which are attributed to the employee stock purchase plan and stock option exercises. Net cash used in financing activities was $15.8 million for the three months ended December 31, 2011, compared to $12.4 million for the three months ended December 31, 2010. The increase in the three months ended December 31, 2011 was primarily due to an increase in the repurchase of common stock forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations of $3.9 million.

As of December 31, 2011, we did not have any material commitments for capital expenditures.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See “Leases” in Note 5 of Notes to Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancelable purchase commitments as of December 31, 2011. There has been no material change in our contractual obligations and commercial commitments during the three months ended December 31, 2011 from those presented in our Annual Report on Form 10-K for the year ended September 30, 2011 filed with the SEC on November 10, 2011.

Off-balance sheet arrangements

We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

Anticipated cash flows

We expect to incur significant operating costs, particularly related to services delivery costs, sales and marketing, and research and development costs, for the foreseeable future in order to execute our business plan. We anticipate that such operating costs, as well as planned capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenues and our ability to manage infrastructure costs.

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

There were no significant changes in our critical accounting policies and estimates during the three months ended December 31, 2011. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2011 for a more complete discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products in the United States of America, South America, Europe, Canada, Australia, Africa, Middle East and Asia. As a result, our financial results have been and could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-United States sales are priced in currencies other than the United States dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. For the three months ended December 31, 2011 and 2010, approximately 41% and 29%, respectively, of our total revenues were derived from customers outside of the United States, the majority of which were denominated in currencies other than the United States dollar. As a result, our United States dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of December 31, 2011 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain (Loss) in USD
		Foreign Currency	USD
Foreign Currency
Singapore Dollar	Sell	8,000	$6,088	$(73)
Chinese Renminbi	Sell	36,000	5,635	(46)
Euro	Sell	3,500	4,699	161
Indian Rupee	Buy	100,000	2,010	(129)
Czech Koruna	Buy	28,500	1,601	(105)
South African Rand	Sell	10,289	1,234	(3)
Swiss Franc	Buy	1,000	1,087	(26)
Australian Dollar	Sell	1,000	1,001	1
Japanese Yen	Sell	75,000	979	17
Brazilian Real	Sell	1,500	832	33

Total			$25,166	$(170)

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of December 31, 2011.

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

	Period Ending December 31, 2012	Period Ending December 31, 2013	Period Ending December 31, 2014	Period Ending December 31, 2015	Period Ending December 31, 2016	Thereafter	Total
Cash equivalents	$75,470	$—	$—	$—	$—	$—	$75,470
Average interest rate	0.73%	—	—	—	—	—	0.73%
Investments	$27,404	$11,831	$—	$—	$—	$16,931	$56,166
Average interest rate	0.80%	0.81%	—	—	—	1.84%	1.12%
Restricted cash	$210	$29,160	$—	$—	$—	$—	$29,370
Average interest rate	0.17%	0.35%	—	—	—	—	0.35%

Total investment securities	$103,083	$40,991	$—	$—	$—	$16,931	$161,006

The table above does not include uninvested cash of $61.5 million held as of December 31, 2011. Total cash, cash equivalents, marketable securities, investments and restricted cash as of December 31, 2011 was $222.6 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

Disclosure controls and procedures mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2011, management evaluated the effectiveness of our disclosure controls and procedures and concluded those disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The litigation discussion set forth in Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2011.

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

The risks are increased with our recently completed acquisitions of Quadrem and b-process. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 in Notes to Condensed Consolidated Financial Statements. A substantial majority of revenues from Quadrem and b-process are generated outside the United States, as Quadrem conducts business in North America, South America, Europe, the Middle East, Africa, Asia, and Australia and b-process conducts business in Europe.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of December 31, 2011 resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

•	declines in average selling prices of our products and services resulting from adverse economic conditions, competition and other factors;

•	failure to successfully grow our sales channels;

•	failure to maintain control over costs;

•	charges incurred in connection with any future restructurings or acquisitions; and

•	additional impairment charges as a result of the decline in value and credit quality of our investments in auction rate securities or changes in the accounting treatment of these securities.

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

•

ability to renew recurring revenue streams, including subscription software, supplier transaction revenue, software maintenance and subscription services, without substantial declines from prior arrangements. Customer attrition may impact some or all of these revenue streams;

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

We Face Intense Competition. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. This competition could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete with several major enterprise software companies, including SAP AG, Oracle and IBM. In addition, we compete with smaller specialty vendors or smaller niche providers of sourcing or procurement products and services, including Emptoris/IBM, Basware, BravoSolution, Zycus, Perfect Commerce, Hubwoo, Rearden Commerce, Coupa, Iasta, OB10, GXS, Aravo, Xign, Selectica, SciQuest, IQNavigator and Fieldglass. Because business commerce is a relatively new software and solutions category, we expect additional competition from other established and emerging companies if this market continues to develop and expand. For example, third parties that currently help implement Ariba Buyer and our other products could market products and services that compete with our products and services. These third parties, which include IBM, Accenture, Capgemini, Deloitte Consulting, BearingPoint and Unisys, are generally not subject to confidentiality or non-compete agreements that restrict such competitive behavior.

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

Although we currently are not soliciting offers to sell these ARS investments prior to recovery nor are we aware of any factors that would make such a sale of the ARS investments more likely than not, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or to record all current and any future unrealized losses as a charge in our statement of operations in future quarters. See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information about the potential adverse impact of our investments in ARS.

We May Incur Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile. The balance of goodwill is $519.4 million as of December 31, 2011, and there can be no assurance that future goodwill impairments will not occur.

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

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. As of December 31, 2011, we have 56 patents issued in the United States of

America, but may not develop other proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States of America and, in the case of our solutions, because the validity, enforceability and type of protection of proprietary rights in these technologies are uncertain and evolving. If we fail to adequately protect our proprietary rights, we may lose customers.

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

Because we are a publicly-traded company, we are subject to certain federal, state and other rules and regulations, including those required by the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Compliance with existing regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal control over financial reporting. Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent fraud or other errors in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it impossible for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect fraud or other errors could seriously harm our business and results of operations. The recently adopted Dodd-Frank Act subjects us to significant additional executive compensation and corporate governance requirements, including solicitation of stockholder approval on an advisory basis of our executive compensation. Compliance with their requirements may be costly and adversely affect our business.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended December 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
October 1, 2011—October 31, 2011	—	$—	—	—
November 1, 2011—November 30, 2011	517,001	32.38	—	—
December 1, 2011—December 31, 2011	—	—	—	—

Total	517,001	$32.38	—	—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Title

10.54	Ariba, Inc. 1999 Equity Incentive Plan, As Amended and Restated Effective December 1, 2011

10.55‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2012 Performance Stock Units), by and between Ariba, Inc. and Ahmed Rubaie.

10.56‡†	Ariba, Inc.: 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2012 Performance Stock Units), by and between Ariba, Inc. and Kent Parker.

10.57‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2012 Performance Stock Units), by and between Ariba, Inc. and Kevin Costello.

10.58‡†	Ariba, Inc. 1999 Equity Incentive Plan: Notice of Stock Unit Award and Agreement (FY 2012 Performance Stock Units), by and between Ariba, Inc. and Robert Calderoni.

10.59‡	Amendment to Retention Benefit Agreement, dated as of January 8, 2012, By and Between Ariba, Inc. and Robert M. Calderoni (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated January 9, 2012).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

‡	Management contract or compensatory plan or arrangement.
†	A request for confidential treatment has been filed with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/S/ AHMED RUBAIE
Ahmed Rubaie
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 7, 2012