Form 10-Q
period 2012-03-31
ARIBA INC
filed 2012-05-04
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of March 31, 2012 was 100,167,000.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands)

	March 31, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$173,422	$196,399
Short-term investments	22,972	28,319
Restricted cash	29,267	196
Accounts receivable, net of allowances of $2,488 and $2,653	36,312	32,256
Prepaid expenses and other current assets	17,946	16,191

Total current assets	279,919	273,361
Property and equipment, net	33,756	32,806
Long-term investments	36,135	26,581
Restricted cash, less current portion	270	29,174
Goodwill	520,427	482,825
Other intangible assets, net	62,829	61,653
Other assets	7,140	6,741

Total assets	$940,476	$913,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,345	$8,873
Accrued compensation and related liabilities	35,695	45,169
Accrued liabilities	24,910	24,293
Restructuring obligations	20,510	23,461
Deferred revenue	135,119	114,505

Total current liabilities	228,579	216,301
Restructuring obligations, less current portion	—	8,346
Deferred revenue, less current portion	7,450	9,181
Contingent liability for acquisition	23,811	23,486
Other long-term liabilities	6,798	7,873

Total liabilities	266,638	265,187

Stockholders’ equity:
Common stock	200	199
Additional paid-in capital	5,378,104	5,353,514
Accumulated other comprehensive loss	(4,597)	(3,396)
Accumulated deficit	(4,699,869)	(4,702,363)

Total stockholders’ equity	673,838	647,954

Total liabilities and stockholders’ equity	$940,476	$913,141

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenues:
Subscription and maintenance	$102,105	$82,849	$199,272	$148,707
Services and other	29,365	25,916	57,852	50,478

Total revenues	131,470	108,765	257,124	199,185

Cost of revenues:
Subscription and maintenance	20,857	17,680	42,897	31,970
Services and other	23,780	19,217	45,814	34,524
Amortization of acquired technology and customer intangible assets	4,353	3,075	8,616	4,100

Total cost of revenues	48,990	39,972	97,327	70,594

Gross profit	82,480	68,793	159,797	128,591

Operating expenses:
Sales and marketing	45,153	39,831	90,580	75,547
Research and development	17,712	15,004	34,284	27,496
General and administrative	15,007	14,541	29,337	25,151
Amortization of other intangible assets	398	242	781	242
Restructuring costs (benefit)	—	231	—	(2,692)

Total operating expenses	78,270	69,849	154,982	125,744

Operating income (loss)	4,210	(1,056)	4,815	2,847
Interest and other (expense) income, net	(620)	326	(86)	1,095

Income (loss) from continuing operations before income taxes	3,590	(730)	4,729	3,942
Provision for (benefit from) income taxes	1,750	861	3,607	(2,951)

Income (loss) from continuing operations	1,840	(1,591)	1,122	6,893
Discontinued operations, net of tax:
Income (loss) from discontinued operations	511	1,147	1,372	(3,957)
Gain on sale of discontinued operations	—	445	—	39,164

Total discontinued operations	511	1,592	1,372	35,207

Net income	$2,351	$1	$2,494	$42,100

Basic earnings per share:
Income (loss) from continuing operations	$0.02	$(0.02)	$0.01	$0.08
Discontinued operations, net of tax	0.00	0.02	0.01	0.39

Net income per common share—basic	$0.02	$0.00	$0.02	$0.47

Diluted earnings per share:
Income (loss) from continuing operations	$0.02	$(0.02)	$0.01	$0.07
Discontinued operations, net of tax	0.00	0.02	0.01	0.38

Net income per common share—diluted	$0.02	$0.00	$0.02	$0.45

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended March 31,
	2012	2011
Operating activities:
Net income	$2,494	$42,100
Less income from discontinued operations, net of tax	(1,372)	(35,207)

Income from continuing operations	1,122	6,893
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for doubtful accounts	382	272
Depreciation	6,286	4,628
Amortization of intangible assets	9,397	4,342
Stock-based compensation	36,296	27,045
Restructuring benefit	—	(2,692)
Changes in operating assets and liabilities:
Accounts receivable	(2,327)	(1,296)
Prepaid expenses and other assets	(1,216)	(4,662)
Accounts payable	1,356	(1,421)
Accrued compensation and related liabilities	(9,994)	(7,567)
Accrued liabilities	(2,469)	(8,656)
Deferred revenue	18,368	32,842
Restructuring obligations	(11,297)	(8,275)

Net cash provided by continuing operations	45,904	41,453
Net cash provided by (used in) discontinued operations	981	(1,710)

Net cash provided by operating activities	46,885	39,743

Investing activities:
Cash paid for acquisition, net of cash acquired	(47,728)	(62,662)
Proceeds from sale of discontinued operations	—	43,149
Purchases of property and equipment	(6,617)	(10,394)
Purchases of long-term investments, net of maturities	(4,250)	227

Net cash used in investing activities	(58,595)	(29,680)

Financing activities:
Proceeds from issuance of common stock	5,035	3,408
Repurchase of common stock	(16,740)	(12,802)

Net cash used in financing activities	(11,705)	(9,394)

Effect of foreign exchange rate changes on cash and cash equivalents	438	(225)

Net change in cash and cash equivalents	(22,977)	444
Cash and cash equivalents at beginning of period	196,399	182,393

Cash and cash equivalents at end of period	$173,422	$182,837

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending September 30, 2012. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 filed with the SEC on November 10, 2011. There have been no significant changes in the Company’s significant accounting policies that were disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. As discussed in Note 2 below, in November 2010 the Company sold its sourcing services and business process outsourcing (“BPO”) business. Accordingly, the sourcing services and BPO business has been reported as discontinued operations for all periods presented.

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

No customer accounted for more than 10% of total revenues for the three and six months ended March 31, 2012 and 2011. No customer accounted for more than 10% of net accounts receivable as of March 31, 2012 and September 30, 2011.

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

During the three months ended March 31, 2012 and 2011, the Company recorded $287,000 and $252,000 respectively, of stock-based compensation expense associated with employee stock purchase plan programs. During the six months ended March 31, 2012 and 2011, the Company recorded $592,000 and $447,000, respectively, of stock-based compensation expense associated with employee stock purchase plan programs.

During the three months ended March 31, 2012 and 2011, the Company granted 462,000 shares and 463,000 shares, respectively, of restricted common stock time-based awards to non-employee directors and certain employees with a fair value of $13.1 million and $13.8 million, respectively, based on the current fair value of the Company’s shares at the grant date. During the six months ended March 31, 2012 and 2011, the Company granted 759,000 shares and 650,000 shares, respectively, of restricted common stock time-based awards to non-employee directors and certain employees with a fair value of $22.2 million and $17.6 million, respectively, based on the current fair value of the Company’s shares at the grant date. These amounts are being amortized over the vesting period of the individual restricted common stock grants, which is generally one to three years.

In November 2011, the Company granted 616,000 performance-based restricted stock units to executive officers and certain key employees throughout our global business, including recent acquisitions, with a fair value of $17.6 million, based on the then current fair value of the Company’s shares at the grant date. The number of units that could vest under this grant is contingent upon meeting three criteria: (1) a 2012 performance milestone related to subscription software revenues for the fiscal year ending September 30, 2012; (2) a 2013 performance milestone based upon sustained performance related to subscription software revenues for the fiscal year ending September 30, 2013; and (3) a time-based service requirement. The restricted stock units will not vest if the performance milestones are not achieved.

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

During the three months ended March 31, 2012 and 2011, the Company recorded $16.6 million and $13.0 million, respectively, of stock-based compensation expense associated with time-based restricted stock grants and performance-based restricted stock units. During the six months ended March 31, 2012 and 2011, the Company recorded $32.9 million and $25.0 million, respectively, of stock-based compensation expense associated with time-based restricted stock grants and performance-based restricted stock units. As of March 31, 2012, there was $71.0 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan in the form of common stock with a value of $1.1 million and $975,000 in the three months ended March 31, 2012 and 2011, respectively, and $2.8 million and $2.4 million in the six months ended March 31, 2012 and 2011, respectively.

Total stock-based compensation resulting from the ESPP, time-based awards, performance based units and the 401(k) Plan of $18.0 million and $14.2 million was recorded in the three months ended March 31, 2012 and 2011, respectively, and $36.3 million and $27.8 million six months ended March 31, 2012 and 2011, respectively, to various operating expense categories as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Cost of revenues—subscription and maintenance	$1,583	$897	$3,273	$1,685
Cost of revenues—services and other	1,804	1,104	3,489	1,993
Sales and marketing	7,963	7,011	16,212	13,461
Research and development	2,760	2,218	5,682	4,081
General and administrative	3,920	2,981	7,640	5,825
Discontinued operations	—	—	—	802

Total	$18,030	$14,211	$36,296	$27,847

Derivative Financial Instruments

The Company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, the Company’s strategy is to have increases or decreases in certain foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. The Company’s foreign currency forward contracts generally settle within 90 days. The Company does not use these forward contracts for trading purposes. The Company does not designate these forward contracts as hedging instruments. Accordingly, the Company records the fair value of these contracts as of the end of the reporting period to the consolidated balance sheet with changes in fair value recorded in the consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is to prepaid expenses and other current assets for unrealized gains and to other current liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts is to interest and other income (expense), net for both realized and unrealized gains and losses. Cash flows related to these forward contracts are classified in the condensed consolidated statements of cash flows within operating activities.

As of March 31, 2012, the notional amounts of the forward contracts held to sell and purchase United States dollars in exchange for other major international currencies were $4.8 million and $21.4 million, respectively, and the unrealized loss on these contracts was $82,000. As of September 30, 2011, the notional amounts of the forward contracts held to sell and purchase United States dollars in exchange for other major international currencies were $4.1 million and $21.4 million, respectively, and the unrealized gain on these contracts was $347,000. The notional principal amounts for derivative instruments provide one measure of the transaction volume outstanding as of March 31, 2012, and do not represent the amount of the Company’s exposure to credit or market loss. The Company has determined that the gross exposure for both market and credit risk is immaterial.

The fair value of the foreign currency forward contracts not designated as hedges in the condensed consolidated balance sheet were $229,000 included in prepaid expense and other current assets and $311,000 included in other current liabilities as of March 31, 2012. The fair value of the foreign currency forward contracts not designated as hedges in the condensed consolidated balance sheet were $797,000 included in prepaid expense and other current assets and $450,000 included in other current liabilities as of September 30, 2011. The fair value of the forward contracts is based on observable market spot and forward rates and is classified within Level 2 of the fair value hierarchy. The effects of the foreign currency forward contracts not designated as hedges on net income was a loss of $271,000 and $395,000 for the three months ended March 31, 2012 and 2011, respectively, and a loss of $476,000 and $509,000 for the six months ended March 31, 2012 and 2011, respectively.

Recently Adopted Accounting Pronouncements

During the three months ended March 31, 2012, the Company adopted amendments issued by the Financial Accounting Standards Board (“FASB”) to the guidance for fair value measurements and disclosures. The amendments either clarified or changed existing guidance, including the following: (i) the concepts of highest and best use and valuation premise are relevant only when measuring the fair value of nonfinancial assets and not relevant when measuring the fair value of financial assets or any liabilities; (ii) a reporting entity should measure the fair value of instruments classified in shareholders’ equity based on the fair value of the instrument from the perspective of a market participant that holds that instrument as an asset; (iii) a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that are categorized within Level 3 of the fair value hierarchy, a description of the valuation processes used, and a qualitative discussion about the sensitivity of such measurements; and (iv) a reporting entity should disclose the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendments are to be applied prospectively. The adoption of these amendments resulted in additional disclosures in Note 3 and Note 10.

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

During the year ended September 30, 2011, the FASB issued guidance that provides two alternatives for the presentation of other comprehensive income, either (i) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income or (ii) present items of other comprehensive income in a separate statement immediately following the statement of net income. Under either presentation method, totals for net income, other comprehensive income, and comprehensive income will be presented. This guidance does not change the items that are reported in net income and other comprehensive income or the calculation of earnings per share. During the six months ended March 31, 2012, the FASB issued guidance to defer the requirement to present amounts reclassified from other comprehensive income to net income on the face of the statement(s). The guidance is effective for the Company on October 1, 2012, and retrospective application is required for all years presented. Early adoption is permitted. The adoption is not expected to have a material impact on the consolidated financial statements.

Note 2—Discontinued Operations

On November 15, 2010, the Company sold its sourcing services and BPO services assets (collectively, the “Sourcing Services Business”) to Accenture for approximately $51.0 million in cash, resulting in a gain of approximately $39.5 million, less estimated income taxes of $289,000. The assets of the Sourcing Services Business include the Company’s category expertise, sourcing process expertise and strategic sourcing execution resources. As of September 30, 2010, the assets of the Sourcing Services Business were comprised of goodwill of $11.8 million. The following table summarizes the financial information for the Sourcing Services Business operations for the three and six months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenues from discontinued operations	$474	$4,067	$1,971	$10,569
Income (loss) from discontinued operations before income taxes	511	1,147	1,372	(3,957)
Provision for income taxes	—	—	—	—

Net income (loss) from discontinued operations	$511	$1,147	$1,372	$(3,957)

Gain on sale of discontinued operations, net of tax	$—	$445	$—	$39,164

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Tangible assets	$5,001
Goodwill	39,080
Other intangible assets	10,900

Total assets acquired	$54,981
Total liabilities assumed	$6,838
Net assets acquired	$48,143

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

		$10,900

The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to b-process that existed as of the acquisition date. The Company has preliminarily determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, has recorded its best estimates for these contingencies as a part of the purchase price allocation. The Company continues to gather information and evaluate pre-acquisition contingencies that it has assumed. If the Company makes changes to the amounts recorded or identifies additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation. No material adjustments were made during the six months ended March 31, 2012.

B-process’s results of operations have been included in the Company’s condensed consolidated financial statements from the acquisition date.

Quadrem

On January 27, 2011, the Company acquired 100% of the business of Quadrem International Holdings, Ltd. This business (“Quadrem”) consists of a global electronic marketplace to facilitate the procurement of goods and services by companies from their supplier communities. The Company believes the acquisition of Quadrem has enabled us to further expand our network volume and reach, accelerate growth, and extend better commerce to more companies in more regions of the globe.

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

The contingent payment, which is separate from the amounts deposited in escrow referred to above, ranges from zero to $25.0 million and is subject to the achievement of the Performance Conditions. If the Performance Conditions are met in full, after the third anniversary of the acquisition date, Ariba will pay the $25.0 million contingent payment in cash, or at its election, Ariba stock. The fair value of the contingent payment was estimated by applying the income approach and is based on significant unobservable inputs (Level 3 inputs) that include the probability of the Performance Conditions being achieved, which was estimated to be 100 percent, and a discount rate, which was approximately 300 basis points. A significant decrease in the probability of the Performance Conditions being achieved, in isolation, would result in a significantly lower fair value measurement. As of March 31, 2012, the assumptions used to develop the inputs did not change from the acquisition date. The liability of $23.1 million as of the acquisition date, classified in long term liabilities on the condensed consolidated balance sheet, was increased by $325,000 during the six months ended March 31, 2012 as a result of accretion, which was recorded in interest and other income (expense), net on the condensed consolidated statement of operations. Total accretion of $765,000 has been recorded since the acquisition date.

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

Revenues, net income and earnings per share for the combined entity had the acquisition date been October 1, 2010 (the beginning of the periods presented below), are as follows (in thousands, except per share amounts). This pro forma information is not intended to represent or be indicative of the combined results of operations or financial position that we would have reported had the acquisition been completed as of these dates and for the periods presented, and should not be taken as representative of our consolidated results of operations or financial condition following the acquisition.

	Three Months Ended March 31, 2011	Six Months Ended March 31, 2011
Total revenues	$114,327	$229,114
Net (loss) income	$(913)	$44,227
Net (loss) income per share—basic	$(0.01)	$0.48
Net (loss) income per share—diluted	$(0.01)	$0.47
Weighted average shares—basic	91,846	91,531
Weighted average shares—diluted	91,846	94,978

Note 4—Goodwill and Other Intangible Assets

The increase in goodwill during the six months ended March 31, 2012 was primarily due to the acquisition of b-process (see Note 3), partially offset by a cumulative translation adjustment of $1.2 million.

The table below reflects changes or activity in the balances related to other intangible assets for the six months ended March 31, 2012 (in thousands):

		March 31, 2012			September 30, 2011
	Useful Life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	48 months	$25,334	$(16,445)	$8,889	$23,200	$(14,971)	$8,229
Contracts and related customer relationships	60 to 84 months	134,451	(85,202)	49,249	127,081	(78,063)	49,018
Trade names/trademarks	48 months	8,567	(3,876)	4,691	7,500	(3,094)	4,406

Total		$168,352	$(105,523)	$62,829	$157,781	$(96,128)	$61,653

The increase in the gross carrying amount of other intangible assets during the six months ended March 31, 2012 was due to the acquisition of b-process (see Note 3), partially offset by a cumulative translation adjustment of $329,000.

Amortization of other intangible assets for the three months ended March 31, 2012 and 2011 totaled $4.8 million and $3.3 million, respectively. Of the total, amortization of $4.4 million and $3.1 million related to contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three months ended March 31, 2012 and 2011, respectively. Amortization of $398,000 and $242,000 related to trade names/trademarks and was recorded as operating expense in the three months ended March 31, 2012 and 2011, respectively.

Amortization of other intangible assets for the six months ended March 31, 2012 and 2011 totaled $9.4 million and $4.3 million, respectively. Of the total, amortization of $8.6 million and $4.1 million related to contracts and related customer relationships and existing software technology was recorded as cost of revenues in the six months ended March 31, 2012 and 2011, respectively. Amortization of $781,000 and $242,000 related to trade names/trademarks and was recorded as operating expense in the six months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, estimated future amortization expense related to intangible assets is $9.5 million for the remainder of fiscal year 2012, $19.0 million in fiscal year 2013, $15.7 million in fiscal year 2014, $12.3 million in fiscal year 2015, $4.1 million in fiscal year 2016 and $1.1 million in fiscal year 2017.

Note 5—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building on Eleventh Avenue in Sunnyvale, California. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company has abandoned this facility and currently subleases over three buildings, totaling 571,000 square feet, to third parties. The majority of these subleases expire in January 2013. The remaining square footage is available for sublease. Minimum monthly lease payments are approximately $3.7 million, with the total future minimum lease payments amounting to $36.8 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit, which are backed by cash equivalents, totaling $28.8 million as of March 31, 2012, as a form of security through January 2013. Also, the Company is required by other agreements to hold an additional $697,000 in standby letters of credit and other guarantees, which are cash collateralized. These instruments are issued by one of the Company’s banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $29.5 million is classified as restricted cash on the Company’s condensed consolidated balance sheet as of March 31, 2012.

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

The Company leases certain equipment, software and its facilities under various non-cancelable operating leases with various expiration dates through 2021. Rental expense was $6.1 million and $6.5 million for the three months ended March 31, 2012 and 2011, respectively, and $11.8 million and $12.8 million for the six months ended March 31, 2012 and 2011, respectively. This expense was reduced by sublease income of $3.7 million and $3.3 million for the three months ended March 31, 2012 and 2011, respectively, and $7.4 million and $6.3 million for the six months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, future minimum lease payments and sublease income under non-cancelable operating leases for the next five years and thereafter are as follows (in thousands):

Period Ending September 30,	Lease Payments	Contractual Sublease Income
2012	$28,656	$7,872
2013	26,349	5,383
2014	9,791	440
2015	7,685	440
2016	6,688	440
Thereafter	18,779	550

Total	$97,948	$15,125

Of the total operating lease commitments noted above, $58.6 million is for occupied properties and $39.3 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring costs

The following table details accrued restructuring obligations and related activity through March 31, 2012 (in thousands):

	Lease abandonment costs	Asset impairment	Total restructuring costs
Accrued restructuring obligations as of October 1, 2010	$40,527	$—	$40,527
Cash paid	(18,260)	—	(18,260)
Total charge to operating expense	7,436	3,268	10,704
Asset impairment applied to asset balances	—	(3,268)	(3,268)
Reclassification from deferred rent obligations	2,104	—	2,104

Accrued restructuring obligations as of September 30, 2011	$31,807	$—	$31,807
Cash paid	(11,297)	—	(11,297)

Accrued restructuring obligations as of March 31, 2012	$20,510	$—	$20,510

Lease abandonment and asset impairment costs

Lease abandonment costs incurred to date relate primarily to the abandonment of leased facilities in Sunnyvale, California and Pittsburgh, Pennsylvania.

During the three months ended March 31, 2011, the Company entered into an agreement to sublease approximately 44,000 square feet of space at the Company’s Sunnyvale, California Eleventh Avenue facility through April 2012. The impact of the execution of this sublease agreement was a benefit to operating expenses of $1.1 million in the three months ended March 31, 2011. As a result of the Company moving its headquarters within Sunnyvale, California to Hermosa Court during fiscal year 2011, the Company recorded $1.3 million of accelerated depreciation expense at the Eleventh Avenue facility during the three months ended March 31, 2011.

In addition, during the six months ended March 31, 2011, the Company entered into an amendment with Juniper Networks, Inc. (“Juniper”), the successor in interest to NetScreen Technologies, Inc. (“NetScreen”), to the sublease dated as of October 18, 2002 between the Company and NetScreen. Pursuant to the amendment, Juniper agreed to lease approximately 86,000 square feet of additional space at the Company’s Sunnyvale, California Eleventh Avenue facility through January 2013. The impact of the execution of the amendment to the sublease agreement with Juniper was a benefit to operating expenses of $2.9 million in the six months ended March 31, 2011. The Company’s Chief Executive Officer, Robert Calderoni, is also on the Board of Directors of Juniper.

Total lease abandonment costs include lease liabilities offset by estimated sublease income. As of March 31, 2012, $20.5 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013. The Company’s lease abandonment accrual is net of $15.1 million of sublease income.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material non-cancelable purchase commitments as of March 31, 2012.

Litigation and other proceedings

From time to time, the Company is involved in a variety of claims, suits, investigations, and proceedings arising from the ordinary course of its business, including actions with respect to intellectual property claims, government investigations, labor and employment claims, breach of contract claims, tax, and other matters. Regardless of the outcome, these proceedings can have an adverse impact on the Company because of defense costs, diversion of management resources, and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations, and cash flows in a particular period or subject the Company to an injunction that could seriously harm its business. See the risk factors “We Could Be Subject to Potential Claims Related to Our On-Demand Solutions, As Well As Our Supplier Networks,” “Litigation Could Seriously Harm Our Business,” “We May be Sued by Third Parties for Alleged Infringement of Their Proprietary Rights,” and “If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers” in the Risk Factors section of Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Note 6—Income Taxes

The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to the Company’s tax audits. However, there can be no assurances as to the possible outcomes. In the six months ended March 31, 2012, the unrecognized tax benefits increased by $479,000, primarily due to the acquisition of b-process. As of March 31, 2012, approximately $2.3 million of unrecognized benefits would affect the Company’s effective tax rate if realized. The Company does not anticipate any significant changes to the unrecognized tax benefits in the next twelve months.

The Company released interest and penalties related to lapses of statute of limitations of uncertain tax positions of $1.1 million during the six months ended March 31, 2011. Interest and penalties are recorded in the provision for income taxes in the condensed consolidated statement of operations. The gross amount of interest and penalties accrued as of March 31, 2012 was $558,000.

In the three months ended March 31, 2011, the provision for income taxes was $861,000 on a loss from continuing operations before income taxes of $730,000 as a result of a pre-tax loss in certain tax jurisdictions for which there was no tax benefit. In the six months ended March 31, 2011, the benefit from income taxes was $3.0 million on income from continuing operations before income taxes of $3.9 million as a result of a decrease in unrecognized tax benefits of $3.5 million, primarily due to the expiration of statutes of limitation in a foreign jurisdiction, and a release of interest and penalties of $1.1 million.

Note 7—Stockholders’ Equity

Stock-Based Compensation Plans

A summary of the activity related to the Company’s restricted common stock is presented below for the six months ended March 31, 2012:

	Six Months Ended March 31, 2012
	Number of Shares	Weighted- Average Fair Value
Nonvested at beginning of period	5,958,558	$18.26
Granted	759,152	$29.17
Vested	(2,293,163)	$13.30
Forfeited	(84,407)	$26.04

Nonvested at end of period	4,340,140	$22.64

The fair value of stock awards vested for the three and six months ended March 31, 2012 totaled $8.2 million and $73.4 million, respectively, and $6.7 million and $60.8 million for the three and six months ended March 31, 2011, respectively.

The nonvested shares roll forward presented above excludes the performance-based restricted stock units granted in the six months ended March 31, 2012. See “Stock-Based Compensation” in Note 1.

A summary of the activity related to the Company’s stock options is presented below:

	Six Months Ended March 31, 2012
	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	361,038	$9.14
Exercised	(94,528)	$13.87
Forfeited	(4,045)	$22.52

Outstanding and exercisable at end of period	262,465	$7.26

The total intrinsic value of options outstanding and exercisable as of March 31, 2012 was $6.2 million. The total intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2012 and the exercise price, multiplied by the number of shares subject to in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the three and six months ended March 31, 2012 was $267,000 and $1.9 million, respectively, and $639,000 and $998,000 during the three and six months ended March 31, 2011, respectively.

Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive income for the three and six months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net income	$2,351	$1	$2,494	$42,100
Unrealized (loss) gain on securities	(53)	(72)	124	(421)
Foreign currency translation adjustments	2,256	325	(1,325)	126

Comprehensive income	$4,554	$254	$1,293	$41,805

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive loss as of March 31, 2012 and September 30, 2011 are as follows (in thousands):

	March 31, 2012	September 30, 2011
Unrealized loss on securities, net	$(2,105)	$(2,229)
Foreign currency translation adjustments	(2,492)	(1,167)

Accumulated other comprehensive loss	$(4,597)	$(3,396)

Note 8—Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Income (loss) from continuing operations	$1,840	$(1,591)	$1,122	$6,893
Discontinued operations, net of tax	511	1,592	1,372	35,207

Net income	$2,351	$1	$2,494	$42,100

Weighted-average common shares outstanding—basic	95,640	91,846	95,089	90,239
Add: Effect of dilutive securities	2,823	—	3,201	3,447

Weighted-average common shares—diluted	98,463	91,846	98,290	93,686

Income (loss) from continuing operations	$0.02	$(0.02)	$0.01	$0.08
Discontinued operations, net of tax	0.00	0.02	0.01	0.39

Net income per common share—basic	$0.02	$0.00	$0.02	$0.47

Income (loss) from continuing operations	$0.02	$(0.02)	$0.01	$0.07
Discontinued operations, net of tax	0.00	0.02	0.01	0.38

Net income per common share—diluted	$0.02	$0.00	$0.02	$0.45

For the three months ended March 31, 2011, the Company excluded approximately 3.0 million of potentially dilutive shares because their effect was anti-dilutive due to the loss from continuing operations recognized in this period.

Note 9—Segment Information

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of allocating resources and evaluating financial performance. Accordingly, management considers the Company to have a single operating segment. Management evaluates performance based on several factors including revenues and operating income. The results are based on the Company’s method of internal reporting, which may not allocate income and expenses (such as amortization of intangible assets, stock-based compensation and other items included in the table below) that management does not believe are indicative of the ongoing operating performance of the Company, and are not necessarily in conformity with GAAP.

The table below reconciles the measure of operating income reported to the Company’s chief operating decision-maker (referred to as the segment operating result) to the Company’s income (loss) from continuing operations before income taxes (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Segment operating result	$26,991	$18,184	$50,508	$34,013
Amortization of intangible assets	(4,751)	(3,317)	(9,397)	(4,342)
Stock-based compensation	(18,030)	(14,211)	(36,296)	(27,045)
Restructuring (costs) benefit	—	(231)	—	2,692
Transaction costs	—	(1,481)	—	(2,471)

Operating income (loss)	$4,210	$(1,056)	$4,815	$2,847
Interest and other (expense) income, net	(620)	326	(86)	1,095

Income (loss) from continuing operations before income taxes	$3,590	$(730)	$4,729	$3,942

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Network revenues	$45,391	$28,564	$86,941	$42,409
Subscription software application revenues	43,782	39,003	86,208	75,402

Total subscription software revenues	$89,173	$67,567	$173,149	$117,811
Maintenance revenues	12,932	15,282	26,123	30,896
Services and other revenues	29,365	25,916	57,852	50,478

Total	$131,470	$108,765	$257,124	$199,185

The Company markets its products in the United States and in foreign countries through its direct sales force and indirect sales channels. Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Revenue by geographic area is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
North America	$76,686	$68,247	$150,421	$132,270
EMEA	28,464	22,289	55,378	41,623
Rest of World	26,320	18,229	51,325	25,292

Total revenue	$131,470	$108,765	$257,124	$199,185

Long-lived assets by geographic area are as follows (in thousands):

	March 31, 2012	September 30, 2011
United States	$28,770	$29,185
International	4,986	3,621

Total	$33,756	$32,806

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

As of March 31, 2012, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,282	$—	$—	$19,282
Certificates of deposit and other bank deposits	123,599	—	—	123,599
Non-United States government securities	41,120	—	—	41,120
United States government and agency securities	1,204	—	—	1,204
Auction rate securities	—	—	16,782	16,782
Derivative financial instruments (see Note 1)	—	229	—	229

Total assets measured at fair value on a recurring basis	$185,205	$229	$16,782	$202,216

Liabilities:
Derivative financial instruments (see Note 1)	—	311	—	311
Contingent liability for acquisition (see Note 3)	—	—	23,811	23,811

Total liabilities measured at fair value on a recurring basis	$—	$311	$23,811	$24,122

The table below presents a reconciliation for auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended March 31, 2012 (in thousands):

Six Months Ended March 31, 2012
Beginning balance as of October 1, 2011	$17,448
Realized losses	(9)
Unrealized losses	(54)
Redemptions	(725)
Accretion and other	122

Ending fair value as of March 31, 2012	$16,782

Auction rate securities

The Company holds several interest-bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loans and credit derivative products. As of March 31, 2012, the Company held $16.7 million in par value of student loan securities that failed to settle in auctions commencing February 2008 and $3.4 million in par value of commercial paper and credit derivative products that failed to settle in auctions commencing August 2007. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the Company does not expect to be able to access these funds at par value until such time as either a future auction of these investments is successful, a buyer is found outside of the auction process or upon final maturity. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

Contractual maturity dates for these ARS investments range from 2016 to 2047. The ARS backed by student loans are guaranteed by the United States government and have credit ratings of AAA to A.

Currently, we have no intent to sell these ARS investments prior to recovery to par value, nor are we aware of any factors that would make such a sale of the ARS investments more likely than not. As of March 31, 2012, the Company has classified the entire ARS investment balance as long-term investments on its condensed consolidated balance sheet because of its current inability to predict that these investments will be settled within the next twelve months. Since auction failures in 2008, the Company has modified its current investment strategy and increased its investments in more liquid money market instruments.

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

The Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value of its investment in ARS as of March 31, 2012. Significant estimates used in the DCF models were the credit quality of the instruments and an illiquidity discount factor. The assumptions used in preparing the DCF model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $16.7 million of student loan securities and $3.4 million of credit derivative products was adjusted between 150 and 300 basis points (“bps”) for the student loan securities and 1,100 bps for the credit derivative product, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. The discount factor used for the student loan securities ranged from 300 to 600 bps, and the discount factor used for the credit derivative product was approximately 1,300 bps. A significant increase (decrease) in the discount factors, in isolation, would result in a significantly lower (higher) fair value measurement. Based on the assessment of fair value through March 31, 2012, the Company determined there was a decline in the fair value of its ARS investments of $3.4 million, of which $2.1 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, the Company recorded an other-than-temporary impairment of $1.9 million, partially offset by $576,000 of accretion recorded through March 31, 2012. Based upon its analysis of this impairment, the Company determined that the other-than-temporary loss of $1.3 million was principally related to the credit loss on the investment. Additionally, the Company evaluated the factors related to other than credit loss, which were determined to be immaterial to the condensed consolidated financial statements.

The Company reviews its impairments in accordance with the guidance issued by the FASB to fair value accounting and the recognition and presentation of other-than-temporary impairments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the Company’s intent and ability to retain its investment for a period of time sufficient to allow for the recovery in market value to par. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, the Company may, in the near future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $2.1 million currently accounted for as a temporary decline or may be greater than the $1.3 million other-than-temporary impairment recorded through March 31, 2012.

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

Business Model

Ariba Business Commerce solutions (including our network and subscription software applications) are delivered in a flexible manner, depending upon the needs and preferences of the customer. We offer flexible, highly configurable and easy-to-use technology and related services that are primarily delivered as an on-demand multi-tenant service, and in some instances, deployed on a single-tenant basis either hosted or behind the firewall.

We have aligned our business model with the way we believe customers want to purchase and deploy business commerce solutions. Customers may generally subscribe to our software products for a specified term and pay for services on a time-and-materials, fixed fee or milestone basis, depending upon their business requirements. Our revenue is comprised of subscription and maintenance fees and services and other fees. Subscription and maintenance revenue consists of subscription fees charged for hosted on-demand software solutions and single-tenant software subscriptions, network fees based on transaction volumes, as well as maintenance fees for product updates and support. Services and other revenue consists of fees for implementation services, consulting services, managed services, training, education, premium support, and other miscellaneous items.

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

Overview of Quarter Ended March 31, 2012

Our revenues increased to $131.5 million in the three months ended March 31, 2012 compared to $108.8 million in the three months ended March 31, 2011. This was an increase of $22.7 million, or 21%. Subscription and maintenance revenues increased $19.3 million. Subscription revenues increased $21.6 million, or 32%, including 22% before subscription revenues related to the acquisitions of Quadrem and b-process. Services and other revenues increased $3.4 million, or 13%. In addition to our acquisitions, our growth reflects increased demand for our global network solutions and subscription software products.

Operating expenses increased to $78.3 million in the three months ended March 31, 2012 compared to $69.8 million in the three months ended March 31, 2011. The increase in operating expenses is primarily the result of an increase in compensation and benefits expense related to an increase in headcount in the three months ended March 31, 2012 and increased costs as a result of the acquisition of b-process. In summation, our total net expenses from continuing operations, including costs of revenues and other items, increased to $129.7 million in the three months ended March 31, 2012 compared to $110.4 million in the three months ended March 31, 2011. Combined with the increase in revenue, this resulted in income from continuing operations for the three months ended March 31, 2012 of $1.8 million compared to a loss from continuing operations of $1.6 million in the three months ended March 31, 2011.

Income from discontinued operations decreased to $511,000 in the three months ended March 31, 2012 compared to $1.6 million in the three months ended March 31, 2011. Discontinued operations related the sale of our Sourcing Services Business. Our net income in the three months ended March 31, 2012 was $2.4 million compared to $1,000 in the three months ended March 31, 2011.

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

We expect that total expenses, excluding expenses for amortization of intangibles, stock-based compensation, restructuring costs, and transaction costs and a benefit from tax accrual reversals, will grow at a similar rate as or slightly lower than revenues. Our expense outlook includes targeted investments in our business designed to pursue revenue growth opportunities that are planned depending on economic conditions and operating results in fiscal year 2012. As a result of our revenue and expense outlooks, we anticipate improvement in our results from operations, before giving effect to these excluded expenses and benefit.

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

Results of Operations

The following table indicates the percentage of total revenues represented by line items in our condensed consolidated statements of operations (certain items may not add due to rounding). This data has been derived from the condensed consolidated financial statements contained in Part I of this Form 10-Q. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed with the SEC on November 10, 2011.

	Percentage of Total Revenues
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenues:
Subscription and maintenance	78%	76%	78%	75%
Services and other	22	24	22	25

Total revenues	100	100	100	100

Cost of revenues:
Subscription and maintenance	16	16	17	16
Services and other	18	18	18	17
Amortization of acquired technology and customer intangible assets	3	3	3	2

Total cost of revenues	37	37	38	35

Gross profit	63	63	62	65

Operating expenses:
Sales and marketing	34	37	35	38
Research and development	14	14	13	14
General and administrative	12	13	12	13
Amortization of other intangible assets	0	0	0	0
Restructuring costs (benefit)	0	0	0	(2)

Total operating expenses	60	64	60	63

Operating income (loss)	3	(1)	2	2
Interest and other (expense) income, net	0	0	0	0

Income (loss) from continuing operations before income taxes	3	(1)	2	2
Provision for (benefit from) income taxes	1	1	1	(1)

Income (loss) from continuing operations	2	(2)	1	3
Discontinued operations, net of tax:
Income (loss) from discontinued operations	0	1	0	(2)
Gain on sale of discontinued operations	0	1	0	20

Total discontinued operations	0	2	0	18

Net income	2%	0%	1%	21%

Comparison of the Three and Six Months Ended March 31, 2012 and 2011

Revenues

	Three Months Ended March 31,				Six Months Ended March 31,
	2012	Dollar Change	Percent Change	2011	2012	Dollar Change	Percent Change	2011
Revenues (dollars in thousands):
Subscription and maintenance	$102,105	$19,256	23%	$82,849	$199,272	$50,565	34%	$148,707
Services and other	29,365	3,449	13%	25,916	57,852	7,374	15%	50,478

Total revenues	$131,470	$22,705	21%	$108,765	$257,124	$57,939	29%	$199,185

Subscription and maintenance

Subscription revenues consist mainly of network-related software access and transaction fees and software access subscription fees. Subscription revenues for the three months ended March 31, 2012 were $89.2 million, an increase of $21.6 million, or 32%, including 22% before subscription revenues related to the acquisitions of Quadrem and b-process, compared to $67.6 million for the three months ended March 31, 2011. Subscription revenues for the six months ended March 31, 2012 were $173.1 million, an increase of $55.3 million, or 47%, including 23% before subscription revenues related to the acquisitions of Quadrem and b-process, compared to $117.8 million for the six months ended March 31, 2011. In addition to our acquisitions, our growth reflects increased demand for our global network solutions and subscription software products. Maintenance revenues consist primarily of Ariba Buyer and Ariba Sourcing product maintenance fees. Maintenance revenues for the three months ended March 31, 2012 were $12.9 million, a 16% decrease from the $15.3 million recorded in the three months ended March 31, 2011. Maintenance revenues for the six months ended March 31, 2012 were $26.1 million, a 16% decrease from the $30.9 million recorded in the six months ended March 31, 2011. The decrease was primarily due to a decline in on-premise application sales. We anticipate that subscription revenues will increase in the year ending September 30, 2012 compared to the year ended September 30, 2011, in part as a result of the acquisitions of Quadrem and b-process, partially offset by modest declines of maintenance revenues.

Services and other

The increase in services and other revenues in the three and six months ended March 31, 2012 compared to the three and six months ended March 31, 2011 was primarily due to revenues related to the acquisitions of Quadrem and b-process. While not highly predictable, we anticipate that services and other revenues will increase in the year ending September 30, 2012 compared to the year ended September 30, 2011, in part as a result of the acquisitions of Quadrem and b-process.

Cost of Revenues

	Three Months Ended March 31,				Six Months Ended March 31,
	2012	Dollar Change	Percent Change	2011	2012	Dollar Change	Percent Change	2011
Cost of revenues (dollars in thousands):
Subscription and maintenance	$20,857	$3,177	18%	$17,680	$42,897	$10,927	34%	$31,970
Services and other	23,780	4,563	24%	19,217	45,814	11,290	33%	34,524
Amortization of acquired technology and customer intangible assets	4,353	1,278	42%	3,075	8,616	4,516	110%	4,100

Total cost of revenues	$48,990	$9,018	23%	$39,972	$97,327	$26,733	38%	$70,594

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for hosting services and technical support, including stock-based compensation and facilities and equipment costs. The increase in cost of subscription and maintenance revenues in the three and six months ended March 31, 2012 compared to the three and six months ended March 31, 2011 was primarily the result of an increase in set-up costs and hosted support costs associated with the increase in subscription revenues. We anticipate that cost of subscription and maintenance expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2012 compared to the year ended September 30, 2011.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock-based compensation, training personnel, facilities and equipment costs. The increase in cost of services and other revenues in the three and six months ended March 31, 2012 compared to the three and six months ended March 31, 2011 was primarily the result of an increase in deployment costs associated with the increase in services and other revenues. We anticipate that cost of services and other revenues will remain relatively consistent as a percentage of services and other revenues in the year ending September 30, 2012 compared to the year ended September 30, 2011.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of assets associated with our acquisitions of Quadrem and b-process and fiscal year 2008 acquisition of Procuri, Inc. The increase in the three and six months ended March 31, 2012 compared to the three and six months ended March 31, 2011 was due to the acquisitions of Quadrem and b-process. We anticipate amortization of acquired technology and customer intangible assets will increase in the year ending September 30, 2012 compared to the year ended September 30, 2011 due to the acquisitions of Quadrem and b-process.

Gross profit

	Three Months Ended March 31,				Six Months Ended March 31,
	2012	Dollar Change	Percent Change	2011	2012	Dollar Change	Percent Change	2011
Gross profit (dollars in thousands)	$82,480	$13,687	20%	$68,793	$159,797	$31,206	24%	$128,591

Our gross profit as a percentage of revenues for the three months ended March 31, 2012 and 2011 was 63%. Our gross profit as a percentage of revenues for the six months ended March 31, 2012 was 62% compared to 65% for the six months ended March 31, 2011. The decrease was primarily due to the increase in amortization of acquired technology and customer intangible assets associated with our acquisitions of Quadrem and b-process and the increase in cost of revenues described above.

Operating Expenses

	Three Months Ended March 31,				Six Months Ended March 31,
	2012	Dollar Change	Percent Change	2011	2012	Dollar Change	Percent Change	2011
Operating expenses (dollars in thousands):
Sales and marketing	$45,153	$5,322	13%	$39,831	$90,580	$15,033	20%	$75,547
Research and development	17,712	2,708	18%	15,004	34,284	6,788	25%	27,496
General and administrative	15,007	466	3%	14,541	29,337	4,186	17%	25,151
Amortization of other intangible assets	398	156	64%	242	781	539	223%	242
Restructuring costs (benefit)	—	(231)	(100%)	231	—	2,692	(100%)	(2,692)

Total operating expenses	$78,270	$8,421	12%	$69,849	$154,982	$29,238	23%	$125,744

Sales and marketing

Sales and marketing includes costs associated with our sales and marketing personnel and consists primarily of compensation and benefits, which includes salaries, benefits, commissions, bonuses, and stock-based compensation; promotional and advertising and travel and entertainment expenses related to these personnel; and the provision for doubtful accounts. Sales and marketing expenses increased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to the following: (1) increased compensation and benefits of $4.7 million related to an increase in overall sales and marketing headcount, sales commission and bonus expense related to the increase in revenues noted above, restricted stock awards and the acquisitions of Quadrem and b-process; and (2) increased travel costs of $689,000 related to an increase in overall sales and marketing headcount.

Sales and marketing expenses increased in the six months ended March 31, 2012 compared to the six months ended March 31, 2011 primarily due to the following: (1) increased compensation and benefits of $12.6 million related to an increase in overall sales and marketing headcount, sales commission and bonus expense related to the increase in revenues noted above, restricted stock awards and the acquisitions of Quadrem and b-process; (2) increased travel costs of $1.6 million related to an increase in overall sales and marketing headcount; and (3) increased marketing expense of $781,000. We anticipate that sales and marketing expenses will remain relatively consistent or slightly lower as a percentage of revenues in the year ending September 30, 2012 compared to the year ended September 30, 2011.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved and quality assurance activities, and primarily includes compensation and benefits, which includes salaries, benefits, bonuses, and stock-based compensation; consulting costs; and the cost of software development tools and equipment. Research and development expenses increased in the three and six months ended March 31, 2012 compared to the three and six months ended March 31, 2011 primarily due to increased compensation and benefits related to an increase in overall research and development headcount, restricted stock awards and the acquisitions of Quadrem and b-process.

We anticipate that research and development expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2012 compared to the year ended September 30, 2011.

General and administrative

General and administrative expenses include costs for executive, finance, human resources, information technology, legal and administrative support functions, and primarily include compensation and benefits, which includes salaries, benefits, bonuses, and stock-based compensation and professional services costs. General and administrative expenses increased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to increased compensation and benefits of $1.6 million related to an increase in overall general and administrative headcount associated with the acquisition b-process and restricted stock awards, partially offset by professional services costs of $1.5 million associated with the acquisition of Quadrem that were included in the three months ended March 31, 2011.

General and administrative expenses increased in the six months ended March 31, 2012 compared to the six months ended March 31, 2011 primarily due to increased compensation and benefits related to an increase in overall general and administrative headcount associated with the acquisitions of Quadrem and b-process and restricted stock awards.

We anticipate that general and administrative expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2012 compared to the year ended September 30, 2011.

Amortization of other intangible assets

Amortization of other intangible assets represents the amortization of assets associated with our acquisitions of Quadrem and b-process. The increase in the three and six months ended March 31, 2012 compared to the three and six months ended March 31, 2011 was due to these acquisitions. We anticipate amortization of other intangible assets will increase in the year ending September 30, 2012 compared to the year ending September 30, 2011 due to the acquisitions of Quadrem and b-process.

Restructuring costs (benefit)

We recorded restructuring costs in the three months ended March 31, 2011, comprised of $1.3 million of accelerated depreciation expense as a result of moving our headquarters to a new facility during fiscal year 2011, which was partially offset by a benefit of $1.1 million as a result of an agreement entered into to sublease approximately 44,000 square feet of space at our Sunnyvale, California Eleventh Avenue facility through April 2012.

We recorded a restructuring benefit in the six months ended March 31, 2011, comprised of a benefit of $4.0 million as a result of agreements entered into to sublease approximately 130,000 square feet of office space at our Sunnyvale, California Eleventh Avenue location, the majority of which expire in January 2013, which was partially offset by $1.3 million of accelerated depreciation expense as a result of moving our headquarters to a new facility during fiscal year 2011.

Interest and other income, net

	Three Months Ended March 31,				Six Months Ended March 31,
	2012	Dollar Change	Percent Change	2011	2012	Dollar Change	Percent Change	2011
Interest and other (expense) income, net (dollars in thousands)	$(620)	$(946)	*	$326	$(86)	$(1,181)	*	$1,095

*	Percent change is not meaningful

Interest and other (expense) income, net decreased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily as a result of $788,000 of realized and unrealized foreign currency transaction losses on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries in the three months ended March 31, 2012 compared to a slight gain in the three months ended March 31, 2011.

Interest and other (expense) income, net decreased in the six months ended March 31, 2012 compared to the six months ended March 31, 2011 primarily as a result of $435,000 of realized and unrealized foreign currency transaction losses on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries in the three months ended March 31, 2012 compared to a gain of $434,000 in the six months ended March 31, 2011.

Provision for (benefit from) income taxes

	Three Months Ended March 31,				Six Months Ended March 31,
	2012	Dollar Change	Percent Change	2011	2012	Dollar Change	Percent Change	2011
Provision for (benefit from) income taxes (dollars in thousands)	$1,750	$889	103%	$861	$3,607	$6,558	*	$(2,951)

*	Percent change is not meaningful

The provision for income taxes increased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to higher pre-tax income. In the three months ended March 31, 2011, the provision for income taxes was $861,000 on a loss from continuing operations before income taxes of $730,000 as a result of a pre-tax loss in certain tax jurisdictions for which there was no tax benefit.

In the six months ended March 31, 2012, there was a provision for income taxes compared to a benefit from income taxes in the six months ended March 31, 2011. The benefit from income taxes in the six months ended March 31, 2011 included a decrease in unrecognized tax benefits of $3.5 million and a release of interest and penalties of $1.1 million, primarily due to the expiration of statutes of limitation in a foreign jurisdiction. In the six months ended March 31, 2011, the benefit from income taxes was $3.0 million on income from continuing operations before income taxes of $3.9 million as a result of the decrease in unrecognized tax benefits and release of interest and penalties.

Discontinued operations

	Three Months Ended March 31,				Six Months Ended March 31,
	2012	Dollar Change	Percent Change	2011	2012	Dollar Change	Percent Change	2011
Discontinued operations, net of tax (dollars in thousands):
Income (loss) from discontinued operations	$511	$(636)	(55%)	$1,147	$1,372	$5,329	*	$(3,957)
Gain on sale of discontinued operations	—	(445)	(100%)	445	—	(39,164)	(100%)	39,164

Total discontinued operations	$511	$(1,081)	(68%)	$1,592	$1,372	$33,835	(96%)	$35,207

*	Percent change is not meaningful

Discontinued operations related to the sale of our Sourcing Services Business in the six months ended March 31, 2011. Total discontinued operations decreased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to a gain on sale recorded in the three months ended March 31, 2011 and the remaining services to be performed by the Company nearing their completion. Total discontinued operations decreased in the six months ended March 31, 2012 compared to the six months ended March 31, 2011 primarily due to a gain on sale that was partially offset by transaction related costs, including severance and professional services costs, in the six months ended March 31, 2011 and the remaining services to be performed by the Company nearing their completion.

Liquidity and Capital Resources

As of March 31, 2012, we had $232.5 million in cash, cash equivalents and investments and $29.5 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $262.1 million. Our working capital as of March 31, 2012 was $51.3 million. As of September 30, 2011, we had $251.3 million in cash, cash equivalents and investments and $29.4 million in restricted cash, for total cash, cash equivalents, investments and restricted cash of $280.7 million. Our working capital as of September 30, 2011 was $57.1 million. The majority of cash, cash equivalents, investments and restricted cash are held in accounts in the United States.

We hold several interest-bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loans and credit derivative products. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, we do not expect to be able to access these funds at par value until a future auction of these investments is successful or a buyer is found outside of the auction process.

Contractual maturity dates for these ARS investments range from 2016 to 2047. The ARS backed by student loans are guaranteed by the United States government and have credit ratings of AAA to A. Currently, we have no intent to sell these ARS investments prior to recovery to par value, nor are we aware of any factors that would make such a sale of the ARS investments more likely than not. As of March 31, 2012 and September 30, 2011, we classified the entire ARS investment balance as long-term investments on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle. See Note 10 of Notes to Condensed Consolidated Financial Statements.

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

Net cash provided by operating activities was $46.9 million for the six months ended March 31, 2012, compared to $39.7 million for the six months ended March 31, 2011. Cash flows provided by operating activities increased primarily due to higher income from continuing operations after adjustments for non-cash related items and changes in working capital, partially offset by lower cash collections of deferred revenue.

The changes in cash flows from investing activities primarily relate to acquisitions, dispositions, capital expenditures and the timing of purchases, maturities and sales of our investments. Net cash used in investing activities was $58.6 million for the six months ended March 31, 2012 compared to $29.7 million for the six months ended March 31, 2011. The net cash used in investing activities the six months ended March 31, 2012 was primarily due to cash paid for the acquisition of b-process, net of cash acquired, of $47.7 million. The net cash used in investing activities in the six months ended March 31, 2011 was primarily due to cash paid for the acquisition of Quadrem, net of cash acquired, of $62.7 million, partially offset by proceeds from the sale of our Sourcing Services Business of $43.1 million.

The changes in cash flows from financing activities primarily relate to the repurchase of common stock shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees and the proceeds from the issuance of common stock, which are attributed to the employee stock purchase plan and stock option exercises. Net cash used in financing activities was $11.7 million for the six months ended March 31, 2012, compared to $9.4 million for the six months ended March 31, 2011. The increase in the six months ended March 31, 2012 was primarily due to an increase in the repurchase of common stock forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations of $3.9 million, partially offset by an increase in the proceeds from the issuance of common stock of $1.6 million.

As of March 31, 2012, we did not have any material commitments for capital expenditures.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See “Leases” in Note 5 of Notes to Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancelable purchase commitments as of March 31, 2012. There has been no material change in our contractual obligations and commercial commitments during the three months ended March 31, 2012 from those presented in our Annual Report on Form 10-K for the year ended September 30, 2011 filed with the SEC on November 10, 2011.

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

Application of Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	Revenue recognition policies

•	Recoverability of goodwill

•	Lease abandonment costs

•	Fair value of auction rate securities

•	Allowance for doubtful accounts

There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2012. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2011 for a more complete discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States and India and market our products in the United States, South America, Europe, Canada, Australia, Africa, Middle East and Asia. As a result, our financial results have been and could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-United States sales are priced in currencies other than the United States dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. For the three months ended March 31, 2012 and 2011, approximately 42% and 37%, respectively, of our total revenues were derived from customers outside of the United States, the majority of which were denominated in currencies other than the United States dollar. As a result, our United States dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

We use forward contract derivative instruments to manage risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. In addition, from time to time, we may enter into forward contracts to establish with certainty the United States dollar amount of future firm commitments denominated in a foreign currency. The forward contracts do not qualify for hedge accounting and accordingly, all of these instruments are marked to market at each balance sheet date and the gain or loss is recorded in interest and other income (expense), net on the statement of operations. We believe that these forward contracts do not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts are generally offset by losses and gains on the underlying assets and liabilities. We do not use derivatives for trading or speculative purposes. All contracts have a maturity of less than one year.

The following table provides information about our foreign exchange forward contracts outstanding as of March 31, 2012 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain (Loss) in USD
		Foreign Currency	USD
Foreign Currency
Singapore Dollar	Sell	8,000	$6,169	$(199)
Chinese Renminbi	Sell	36,000	5,676	(36)
Euro	Sell	4,000	5,249	(58)
Indian Rupee	Buy	120,000	2,247	98
Australian Dollar	Sell	1,500	1,563	22
Czech Koruna	Buy	28,500	1,507	42
South African Rand	Sell	10,289	1,338	13
Swiss Franc	Buy	1,000	1,054	54
Japanese Yen	Sell	75,000	906	(1)
Brazilian Real	Sell	1,000	527	(17)

Total			$26,236	$(82)

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of March 31, 2012.

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

	Period Ending March 31, 2013	Period Ending March 31, 2014	Period Ending March 31, 2015	Period Ending March 31, 2016	Period Ending March 31, 2015	Thereafter	Total
Cash equivalents	$113,344	$—	$—	$—	$—	$—	$113,344
Average interest rate	0.82%	—	—	—	—	—	0.82%
Investments	$22,972	$19,353	$—	$—	$—	$16,782	$59,107
Average interest rate	0.78%	1.21%	—	—	—	2.71%	1.47%
Restricted cash	$29,267	$46	$—	$120	$8	$96	$29,537
Average interest rate	0.35%	0.00%	—	0.35%	0.35%	0.35%	0.35%

Total investment securities	$165,583	$19,399	$—	$120	$8	$16,878	$201,988

The table above does not include uninvested cash of $60.1 million held as of March 31, 2012. Total cash, cash equivalents, marketable securities, investments and restricted cash as of March 31, 2012 was $262.1 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

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

As of March 31, 2012, management evaluated the effectiveness of our disclosure controls and procedures and concluded those disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Economic Downturn Adversely Impacted Our Business and May Continue to Adversely Impact Our Business Beyond Our Expectations.

Our business has been adversely affected by the credit crises and uncertain worldwide economic conditions. Although our business commerce solutions help companies reduce the cost of their goods and services and may therefore be perceived as even more strategic during adverse economic conditions, current or future economic conditions may adversely impact our business beyond our expectations. Among other things, adverse economic conditions could result in reduced revenues, increased operating losses and reduced cash flows from operations, greater than anticipated uncollectible accounts receivable and increased allowances for doubtful accounts receivable, impairment of financial and non-financial assets and increased restructuring charges.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of March 31, 2012 resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

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

Our Quarterly Operating Results May Be Volatile, Difficult to Predict and May Be Unreliable as Indicators of Future Performance Trends.

Our quarterly operating results have varied significantly in the past and may continue to vary significantly in the future. As a result, period-to-period comparisons of our results may not be meaningful and should not be relied upon as indicators of future performance. In addition, we may fail to achieve forecasts of quarterly and annual revenues and operating results.

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

We Face Intense Competition. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. This competition could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete with several major enterprise software companies, including SAP AG, Oracle and IBM. In addition, we compete with smaller specialty vendors or smaller niche providers of sourcing or procurement products and services, including Basware, BravoSolution, Zycus, Perfect Commerce, Hubwoo, Rearden Commerce, Coupa, Iasta, OB10, GXS, Aravo, Xign, Selectica, SciQuest, IQNavigator and Fieldglass. Because business commerce is a relatively new software and solutions category, we expect additional competition from other established and emerging companies if this market continues to develop and expand. For example, third parties that currently help implement Ariba Buyer and our other products could market products and services that compete with our products and services. These third parties, which include IBM, Accenture, Capgemini, Deloitte Consulting, BearingPoint and Unisys, are generally not subject to confidentiality or non-compete agreements that restrict such competitive behavior.

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

We hold a variety of interest bearing ARS that represent investments in pools of assets, including student loans, commercial paper and credit derivative products. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The auctions for our investments in these securities have failed to settle on their respective settlement dates.

Consequently, we do not expect to be able to access these funds at par value until a future auction of these investments is successful or a buyer is found outside of the auction process. Contractual maturity dates for these ARS investments range from 2016 to 2047 with principal distributions occurring on certain securities prior to maturity.

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

We May Incur Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile. The balance of goodwill is $520.4 million as of March 31, 2012, and there can be no assurance that future goodwill impairments will not occur.

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

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. As of March 31, 2012, we have 59 patents issued in the United States, but may not develop other proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States and, in the case of our solutions, because the validity, enforceability and type of protection of proprietary rights in these technologies are uncertain and evolving. If we fail to adequately protect our proprietary rights, we may lose customers.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any equity securities during the quarter ended March 31, 2012.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIBA, INC.

By:	/s/ AHMED RUBAIE
Ahmed Rubaie
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 4, 2012