Form 10-Q
period 2012-06-30
ARIBA INC
filed 2012-08-06
CIK 1084755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of June 30, 2012 was 102,126,000.

ARIBA, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands)

	June 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$194,530	$196,399
Short-term investments	23,086	28,319
Restricted cash	29,280	196
Accounts receivable, net of allowances of $2,540 and $2,653	36,748	32,256
Prepaid expenses and other current assets	19,480	16,191

Total current assets	303,124	273,361
Property and equipment, net	32,365	32,806
Long-term investments	39,425	26,581
Restricted cash, less current portion	269	29,174
Goodwill	518,011	482,825
Other intangible assets, net	57,489	61,653
Other assets	8,635	6,741

Total assets	$959,318	$913,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,015	$8,873
Accrued compensation and related liabilities	46,284	45,169
Accrued liabilities	26,316	24,293
Restructuring obligations	14,495	23,461
Deferred revenue	129,312	114,505

Total current liabilities	230,422	216,301
Restructuring obligations, less current portion	—	8,346
Deferred revenue, less current portion	9,255	9,181
Contingent liability for acquisition	23,974	23,486
Other long-term liabilities	7,592	7,873

Total liabilities	271,243	265,187

Stockholders’ equity:
Common stock	204	199
Additional paid-in capital	5,397,181	5,353,514
Accumulated other comprehensive loss	(8,681)	(3,396)
Accumulated deficit	(4,700,629)	(4,702,363)

Total stockholders’ equity	688,075	647,954

Total liabilities and stockholders’ equity	$959,318	$913,141

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Subscription and maintenance	$108,011	$91,017	$307,283	$239,724
Services and other	28,953	30,900	86,805	81,378

Total revenues	136,964	121,917	394,088	321,102

Cost of revenues:
Subscription and maintenance	21,171	19,507	64,068	51,477
Services and other	23,961	22,274	69,775	56,798
Amortization of acquired technology and customer intangible assets	4,326	3,954	12,942	8,054

Total cost of revenues	49,458	45,735	146,785	116,329

Gross profit	87,506	76,182	247,303	204,773

Operating expenses:
Sales and marketing	47,515	43,019	138,095	118,566
Research and development	18,321	16,661	52,605	44,157
General and administrative	18,604	13,708	47,941	38,859
Amortization of other intangible assets	394	331	1,175	573
Restructuring costs	—	13,396	—	10,704

Total operating expenses	84,834	87,115	239,816	212,859

Operating income (loss)	2,672	(10,933)	7,487	(8,086)
Interest and other (expense) income, net	(351)	671	(437)	1,766

Income (loss) from continuing operations before income taxes	2,321	(10,262)	7,050	(6,320)
Provision for (benefit from) income taxes	3,411	2,021	7,018	(930)

(Loss) income from continuing operations	(1,090)	(12,283)	32	(5,390)
Discontinued operations, net of tax:
Income (loss) from discontinued operations	330	349	1,702	(3,608)
Gain on sale of discontinued operations	—	—	—	39,164

Total discontinued operations	330	349	1,702	35,556

Net (loss) income	$(760)	$(11,934)	$1,734	$30,166

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.01)	$(0.13)	$0.00	$(0.06)
Discontinued operations, net of tax	0.00	0.00	0.02	0.39

Net (loss) income per common share—basic	$(0.01)	$(0.13)	$0.02	$0.33

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.01)	$(0.13)	$0.00	$(0.06)
Discontinued operations, net of tax	0.00	0.00	0.02	0.39

Net (loss) income per common share—diluted	$(0.01)	$(0.13)	$0.02	$0.33

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended June 30,
	2012	2011
Operating activities:
Net income	$1,734	$30,166
Less income from discontinued operations, net of tax	(1,702)	(35,556)

Income (loss) from continuing operations	32	(5,390)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for doubtful accounts	698	472
Depreciation	9,646	7,434
Amortization of intangible assets	14,117	8,627
Stock-based compensation	55,078	41,044
Restructuring costs	—	10,704
Changes in operating assets and liabilities:
Accounts receivable	(4,463)	(3,248)
Prepaid expenses and other assets	(5,645)	(3,516)
Accounts payable	3,242	(658)
Accrued compensation and related liabilities	1,551	4,376
Accrued liabilities	430	(8,684)
Deferred revenue	15,092	25,187
Restructuring obligations	(17,312)	(12,485)

Net cash provided by continuing operations	72,466	63,863
Net cash provided by (used in) discontinued operations	1,269	(4,497)

Net cash provided by operating activities	73,735	59,366

Investing activities:
Cash paid for acquisition, net of cash acquired	(47,728)	(64,288)
Proceeds from sale of discontinued operations	—	51,000
Purchases of property and equipment	(8,586)	(22,809)
Purchases of long-term investments, net of maturities	(7,311)	(8,163)

Net cash used in investing activities	(63,625)	(44,260)

Financing activities:
Proceeds from issuance of common stock	5,334	4,035
Repurchase of common stock	(16,740)	(12,802)

Net cash used in financing activities	(11,406)	(8,767)

Effect of foreign exchange rate changes on cash and cash equivalents	(573)	(510)

Net change in cash and cash equivalents	(1,869)	5,829
Cash and cash equivalents at beginning of period	196,399	182,393

Cash and cash equivalents at end of period	$194,530	$188,222

See accompanying Notes to Condensed Consolidated Financial Statements.

ARIBA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Recent Development

On May 22, 2012, the Company, SAP America, Inc., a Delaware corporation (“Parent”) and Angel Expansion Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”), entered into an Agreement and Plan of Merger (“Merger Agreement”).

Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Purchaser will merge with and into the Company and the Company will become a wholly-owned subsidiary of Parent (the “Merger”). If the Merger is completed, the Company’s stockholders will be entitled to receive $45.00 in cash (the “Merger Consideration”) for each share of the Company’s common stock owned by them as of the date of the Merger.

The consummation of the Merger is subject to certain conditions, including (i) adoption of the Merger Agreement by the Company’s stockholders, (ii) the continuing accuracy of the Company’s and Parent and Merger Sub’s respective representations and warranties, (iii) the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as any similar filings that need to be made in foreign jurisdictions, (iv) approval by the Committee on Foreign Investment in the United States under the Exon-Florio Act, and approval under certain foreign antitrust laws, and (v) other customary conditions. The Company’s stockholder meeting to vote on adoption of the Merger Agreement will be held on August 29, 2012. The date for closing the Merger has not yet been determined.

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

No customer accounted for more than 10% of total revenues for the three and nine months ended June 30, 2012 and 2011. No customer accounted for more than 10% of net accounts receivable as of June 30, 2012 and September 30, 2011.

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

During the three months ended June 30, 2012 and 2011, the Company recorded $211,000 and $222,000 respectively, of stock-based compensation expense associated with employee stock purchase plan programs. During the nine months ended June 30, 2012 and 2011, the Company recorded $803,000 and $669,000, respectively, of stock-based compensation expense associated with employee stock purchase plan programs.

During the three months ended June 30, 2012 and 2011, the Company granted 212,000 shares and 946,000 shares, respectively, of restricted common stock time-based awards to non-employee directors and certain employees with a fair value of $8.2 million and $30.7 million, respectively, based on the current fair value of the Company’s shares at the grant date. During the nine months ended June 30, 2012 and 2011, the Company granted 971,000 shares and 1.6 million shares, respectively, of restricted common stock time-based awards to non-employee directors and certain employees with a fair value of $30.4 million and $48.3 million, respectively, based on the current fair value of the Company’s shares at the grant date. These amounts are being amortized over the vesting period of the individual restricted common stock grants, which is generally one to three years.

In November 2011, the Company granted 616,000 performance-based restricted stock units (the “Fiscal Year 2012 PSUs”) to executive officers and certain key employees throughout our global business, including recent acquisitions, with a fair value of $17.6 million, based on the then current fair value of the Company’s shares at the grant date. Prior to the modification in May 2012 described below, the number of units that could vest under this grant was contingent upon meeting three criteria: (1) a 2012 performance milestone related to subscription software revenues for the fiscal year ending September 30, 2012; (2) a 2013 performance milestone based upon sustained performance related to subscription software revenues for the fiscal year ending September 30, 2013; and (3) a time-based service requirement.

In October 2010, the Company granted 990,000 performance-based restricted stock units (the “Fiscal Year 2011 PSUs”) to executive officers and certain key employees with a fair value of $19.5 million, based on the then current fair value of the Company’s shares at the grant date. Prior to the modification in May 2012 described below, the number of units that could vest under this grant was contingent upon meeting three criteria: (1) 2011 performance milestones related to subscription software revenues and network revenues for the fiscal year ended September 30, 2011; (2) 2012 performance milestones based upon sustained performance related to subscription software revenues and network revenues for the fiscal year ending September 30, 2012; and (3) a time-based service requirement. Based upon subscription software revenues and network revenues for the fiscal year ended September 30, 2011, the granted restricted stock units that could vest were up to 2.0 million with a fair value of $38.9 million.

In May 2012, in order to reduce incentives for the Company’s management team to terminate employment before the end of fiscal year 2012, the Company’s compensation committee of the board of directors amended the Fiscal Year 2011 PSUs and Fiscal Year 2012 PSUs to provide that they are deemed met at the maximum level of performance if the Company enters into a merger agreement with SAP (see “Recent Developments” above) in fiscal year 2012, without regard to the date on which, or whether, the merger closes, provided that the service-based vesting requirements continue to apply. As a result, upon entering into the Merger Agreement, the Fiscal Year 2011 PSUs and Fiscal Year 2012 PSUs were deemed achieved at 200% of target performance, subject to the general authority of the Company’s compensation committee of the board of directors to modify achievement levels based on factors deemed relevant by it. All executive officers and key employees who were granted performance-based restricted stock units in either November 2011 or October 2010 were affected by these modifications. As a result of these modifications, total incremental compensation cost of $14.6 million will be recognized over the remaining time-based service requirement.

During the three months ended June 30, 2012 and 2011, the Company recorded $17.5 million and $12.8 million, respectively, of stock-based compensation expense associated with time-based restricted stock grants and performance-based restricted stock units. During the nine months ended June 30, 2012 and 2011, the Company recorded $50.4 million and $37.8 million, respectively, of stock-based compensation expense associated with time-based restricted stock grants and performance-based restricted stock units. As of June 30, 2012, there was $76.1 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company also made a contribution to the Ariba, Inc. Employees 401(k) Savings Plan in the form of common stock with a value of $1.1 million and $1.0 million in the three months ended June 30, 2012 and 2011, respectively, and $3.9 million and $3.4 million in the nine months ended June 30, 2012 and 2011, respectively.

Total stock-based compensation resulting from the ESPP, time-based awards, performance based units and the 401(k) Plan of $18.8 million and $14.0 million was recorded in the three months ended June 30, 2012 and 2011, respectively, and $55.1 million and $41.8 million in the nine months ended June 30, 2012 and 2011, respectively, to various operating expense categories as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues—subscription and maintenance	$1,555	$927	$4,828	$2,612
Cost of revenues—services and other	1,759	1,062	5,248	3,055
Sales and marketing	8,402	6,911	24,614	20,372
Research and development	2,758	2,118	8,440	6,199
General and administrative	4,308	2,981	11,948	8,806
Discontinued operations	—	—	—	802

Total	$18,782	$13,999	$55,078	$41,846

Derivative Financial Instruments

The Company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, the Company’s strategy is to have increases or decreases in certain foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. The Company’s foreign currency forward contracts generally settle within 90 days. The Company does not use these forward contracts for trading purposes. The Company does not designate these forward contracts as hedging instruments. Accordingly, the Company records the fair value of these contracts as of the end of the reporting period to the condensed consolidated balance sheet with changes in fair value recorded in the condensed consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is to prepaid expenses and other current assets for unrealized gains and to other current liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts is to interest and other income (expense), net for both realized and unrealized gains and losses. Cash flows related to these forward contracts are classified in the condensed consolidated statements of cash flows within operating activities.

As of June 30, 2012, the notional amounts of the forward contracts held to sell and purchase United States dollars in exchange for other major international currencies were $2.6 million and $19.3 million, respectively, and the unrealized gain on these contracts was $135,000. As of September 30, 2011, the notional amounts of the forward contracts held to sell and purchase United States dollars in exchange for other major international currencies were $4.1 million and $21.4 million, respectively, and the unrealized gain on these contracts was $347,000. The notional principal amounts for derivative instruments provide one measure of the transaction volume outstanding as of June 30, 2012, and do not represent the amount of the Company’s exposure to credit or market loss. The Company has determined that the gross exposure for both market and credit risk is immaterial.

The fair value of the foreign currency forward contracts not designated as hedges in the condensed consolidated balance sheet were $309,000 included in prepaid expense and other current assets and $174,000 included in other current liabilities as of June 30, 2012. The fair value of the foreign currency forward contracts not designated as hedges in the condensed consolidated balance sheet were $797,000 included in prepaid expense and other current assets and $450,000 included in other current liabilities as of September 30, 2011. The fair value of the forward contracts is based on observable market spot and forward rates and is classified within Level 2 of the fair value hierarchy. The effects of the foreign currency forward contracts not designated as hedges on net income was a gain of $302,000 for the three months ended June 30, 2012 and a loss of $74,000 for the three months ended June 30, 2011 and a loss of $174,000 and $583,000 for the nine months ended June 30, 2012 and 2011, respectively.

Recently Adopted Accounting Pronouncements

During the nine months ended June 30, 2012, the Company adopted amendments issued by the Financial Accounting Standards Board (“FASB”) to the guidance for fair value measurements and disclosures. The amendments either clarified or changed existing guidance, including the following: (i) the concepts of highest and best use and valuation premise are relevant only when measuring the fair value of nonfinancial assets and not relevant when measuring the fair value of financial assets or any liabilities; (ii) a reporting entity should measure the fair value of instruments classified in shareholders’ equity based on the fair value of the instrument from the perspective of a market participant that holds that instrument as an asset; (iii) a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that are categorized within Level 3 of the fair value hierarchy, a description of the valuation processes used, and a qualitative discussion about the sensitivity of such measurements; and (iv) a reporting entity should disclose the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendments are to be applied prospectively. The adoption of these amendments resulted in additional disclosures in Note 3 and Note 10.

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

During the year ended September 30, 2011, the FASB issued guidance that provides two alternatives for the presentation of other comprehensive income, either (i) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income or (ii) present items of other comprehensive income in a separate statement immediately following the statement of net income. Under either presentation method, totals for net income, other comprehensive income, and comprehensive income will be presented. This guidance does not change the items that are reported in net income and other comprehensive income or the calculation of earnings per share. During the nine months ended June 30, 2012, the FASB issued guidance to defer the requirement to present amounts reclassified from other comprehensive income to net income on the face of the statement(s). The guidance is effective for the Company on October 1, 2012, and retrospective application is required for all years presented. Early adoption is permitted. The adoption is not expected to have a material impact on the consolidated financial statements.

Note 2—Discontinued Operations

On November 15, 2010, the Company sold its sourcing services and BPO services assets (collectively, the “Sourcing Services Business”) to Accenture for approximately $51.0 million in cash, resulting in a gain of approximately $39.5 million, less estimated income taxes of $289,000. The assets of the Sourcing Services Business include the Company’s category expertise, sourcing process expertise and strategic sourcing execution resources. As of September 30, 2010, the assets of the Sourcing Services Business were comprised of goodwill of $11.8 million. The following table summarizes the financial information for the Sourcing Services Business operations for the three and nine months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenues from discontinued operations	$487	$1,022	$2,458	$11,591

Income (loss) from discontinued operations before income taxes	330	349	1,702	(3,608)
Provision for income taxes	—	—	—	—

Net income (loss) from discontinued operations	$330	$349	$1,702	$(3,608)

Gain on sale of discontinued operations, net of tax	$—	$—	$—	$39,164

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

		$10,900

The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to b-process that existed as of the acquisition date. The Company has preliminarily determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, has recorded its best estimates for these contingencies as a part of the purchase price allocation. The Company continues to gather information and evaluate pre-acquisition contingencies that it has assumed. If the Company makes changes to the amounts recorded or identifies additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation. No material adjustments were made during the nine months ended June 30, 2012.

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

The contingent payment, which is separate from the amounts deposited in escrow referred to above, ranges from zero to $25.0 million and is subject to the achievement of the Performance Conditions. If the Performance Conditions are met in full, after the third anniversary of the acquisition date, Ariba will pay the $25.0 million contingent payment in cash, or at its election, Ariba stock. The fair value of the contingent payment was estimated by applying the income approach and is based on significant unobservable inputs (Level 3 inputs) that include the probability of the Performance Conditions being achieved, which was estimated to be 100 percent, and a discount rate, which was approximately 300 basis points. A significant decrease in the probability of the Performance Conditions being achieved, in isolation, would result in a significantly lower fair value measurement. As of June 30, 2012, the assumptions used to develop the inputs did not change from the acquisition date. The liability of $23.1 million as of the acquisition date, classified in long term liabilities on the condensed consolidated balance sheet, was increased by $488,000 during the nine months ended June 30, 2012 as a result of accretion, which was recorded in interest and other income (expense), net on the condensed consolidated statement of operations. Total accretion of $928,000 has been recorded since the acquisition date.

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

Revenues, net income and earnings per share for the combined entity had the acquisition date been October 1, 2010 (the beginning of the period presented below) are as follows (in thousands, except per share amounts). This pro forma information is not intended to represent or be indicative of the combined results of operations or financial position that we would have reported had the acquisition been completed as of this date and for the period presented, and should not be taken as representative of our consolidated results of operations or financial condition following the acquisition.

Nine Months Ended June 30, 2011
Total revenues	$351,031
Net income	$32,293
Net income per share—basic	$0.35
Net income per share—diluted	$0.34
Weighted average shares—basic	92,341
Weighted average shares—diluted	95,845

Note 4—Goodwill and Other Intangible Assets

The increase in goodwill during the nine months ended June 30, 2012 was primarily due to the acquisition of b-process (see Note 3), partially offset by a cumulative translation adjustment of $3.6 million.

The table below reflects changes or activity in the balances related to other intangible assets for the nine months ended June 30, 2012 (in thousands):

		June 30, 2012			September 30, 2011
	Useful Life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other Intangible Assets
Existing software technology	48 months	$25,197	$(17,174)	$8,023	$23,200	$(14,971)	$8,229
Contracts and related customer relationships	60 to 84 months	133,982	(88,754)	45,228	127,081	(78,063)	49,018
Tradenames/ trademarks	48 months	8,499	(4,261)	4,238	7,500	(3,094)	4,406

Total		$167,678	$(110,189)	$57,489	$157,781	$(96,128)	$61,653

The increase in the gross carrying amount of other intangible assets during the nine months ended June 30, 2012 was due to the acquisition of b-process (see Note 3), partially offset by a cumulative translation adjustment of $1.0 million.

Amortization of other intangible assets for the three months ended June 30, 2012 and 2011 totaled $4.7 million and $4.3 million, respectively. Of the total, amortization of $4.3 million and $4.0 million related to contracts and related customer relationships and existing software technology was recorded as cost of revenues in the three months ended June 30, 2012 and 2011, respectively. Amortization of $394,000 and $331,000 related to trade names/trademarks and was recorded as operating expense in the three months ended June 30, 2012 and 2011, respectively.

Amortization of other intangible assets for the nine months ended June 30, 2012 and 2011 totaled $14.1 million and $8.6 million, respectively. Of the total, amortization of $12.9 million and $8.1 million related to contracts and related customer relationships and existing software technology was recorded as cost of revenues in the nine months ended June 30, 2012 and 2011, respectively. Amortization of $1.2 million and $573,000 related to trade names/trademarks and was recorded as operating expense in the nine months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, estimated future amortization expense related to intangible assets is $4.7 million for the remainder of fiscal year 2012, $18.9 million in fiscal year 2013, $15.6 million in fiscal year 2014, $12.2 million in fiscal year 2015, $4.0 million in fiscal year 2016 and $1.0 million in fiscal year 2017.

Note 5—Commitments and Contingencies

Leases

In March 2000, the Company entered into a facility lease agreement for approximately 716,000 square feet in four office buildings and an amenities building on Eleventh Avenue in Sunnyvale, California. The operating lease term commenced in January 2001 through April 2001 and ends in January 2013. The Company has abandoned this facility and currently subleases approximately three buildings, totaling 526,000 square feet, to third parties. These subleases expire in January 2013. The remaining square footage is available for sublease. Minimum monthly lease payments are approximately $3.7 million, with the total future minimum lease payments amounting to $25.8 million over the remaining lease term. As part of this lease agreement, the Company is required to issue standby letters of credit, which are backed by cash equivalents, totaling $28.8 million as of June 30, 2012, as a form of security through January 2013. Also, the Company is required by other agreements to hold an additional $677,000 in standby letters of credit and other guarantees, which are cash collateralized. These instruments are issued by one of the Company’s banks in lieu of a cash security deposit required by landlords for domestic and international real estate leases. The total cash collateral of $29.5 million is classified as restricted cash on the Company’s condensed consolidated balance sheet as of June 30, 2012.

In February 2011, the Company entered into a facility lease agreement for approximately 86,000 square feet on Hermosa Court in Sunnyvale, California for its headquarters. The operating lease term commenced in May 2011 and ends in November 2021. The Company moved its headquarters into this facility during the three months ended June 30, 2011.

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

The Company leases certain equipment, software and its facilities under various non-cancelable operating leases with various expiration dates through 2021. Rental expense was $6.3 million and $6.5 million for the three months ended June 30, 2012 and 2011, respectively, and $18.1 million and $19.3 million for the nine months ended June 30, 2012 and 2011, respectively. This expense was reduced by sublease income of $3.6 million and $3.5 million for the three months ended June 30, 2012 and 2011, respectively, and $11.0 million and $9.8 million for the nine months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, future minimum lease payments and sublease income under non-cancelable operating leases for the next five years and thereafter are as follows (in thousands):

Period Ending September 30,	Lease Payments	Contractual Sublease Income
2012	$14,249	$3,937
2013	25,848	5,383
2014	9,186	440
2015	7,263	440
2016	6,606	440
Thereafter	18,801	550

Total	$81,953	$11,190

Of the total operating lease commitments noted above, $53.8 million is for occupied properties and $28.2 million is for abandoned properties, which are a component of the restructuring obligation.

Restructuring costs

The following table details accrued restructuring obligations and related activity through June 30, 2012 (in thousands):

	Lease abandonment costs	Asset impairment	Total restructuring costs
Accrued restructuring obligations as of October 1, 2010	$40,527	$—	$40,527
Cash paid	(18,260)	—	(18,260)
Total charge to operating expense	7,436	3,268	10,704
Asset impairment applied to asset balances	—	(3,268)	(3,268)
Reclassification from deferred rent obligations	2,104	—	2,104

Accrued restructuring obligations as of September 30, 2011	$31,807	$—	$31,807
Cash paid	(17,312)	—	(17,312)

Accrued restructuring obligations as of June 30, 2012	$14,495	$—	$14,495

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

In addition, during the three months ended June 30, 2011, the Company entered into an agreement to sublease approximately 45,000 square feet of space at the Company’s Sunnyvale, California Eleventh Avenue facility through January 2013. The impact of the execution of this sublease agreement was a benefit to operating expenses of $875,000 in the three months ended June 30, 2011.

During the nine months ended June 30, 2011, the Company entered into an agreement to sublease approximately 44,000 square feet of space at the Company’s Sunnyvale, California Eleventh Avenue facility through April 2012. The impact of the execution of this sublease agreement was a benefit to operating expenses of $1.1 million in the nine months ended June 30, 2011.

In addition, during the nine months ended June 30, 2011, the Company entered into an amendment with Juniper Networks, Inc. (“Juniper”), the successor in interest to NetScreen Technologies, Inc. (“NetScreen”), to the sublease dated as of October 18, 2002 between the Company and NetScreen. Pursuant to the amendment, Juniper agreed to lease approximately 86,000 square feet of additional space at the Company’s Sunnyvale, California Eleventh Avenue facility through January 2013. The impact of the execution of the amendment to the sublease agreement with Juniper was a benefit to operating expenses of $2.9 million in the nine months ended June 30, 2011. The Company’s Chief Executive Officer, Robert Calderoni, is also on the Board of Directors of Juniper.

Total lease abandonment costs include lease liabilities offset by estimated sublease income. As of June 30, 2012, $14.5 million of lease abandonment costs remain accrued and are expected to be paid by fiscal year 2013. The Company’s lease abandonment accrual is net of $11.2 million of sublease income.

Other arrangements

Other than the obligations identified above, the Company does not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. The Company has no other off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor does it have any undisclosed material transactions or commitments involving related persons or entities. The Company does not have any material non-cancelable purchase commitments as of June 30, 2012.

Litigation and other proceedings

Between May 23, 2012 and June 15, 2012, six plaintiffs filed purported class action lawsuits against the Company, its directors, Angel Expansion Corp., SAP America, Inc., and unnamed “John Doe” defendants in connection with the proposed Merger. Four of those purported class actions were brought in the Superior Court of the State of California, County of Santa Clara, captioned Francl v. Ariba, Inc., et al. (May 23, 2012), Wright v. Ariba, Inc., et al. (May 25, 2012), Miller v. Ariba, Inc., et al., (June 1, 2012), and Gillock v. Ariba, Inc., et al. (June 15, 2012) (collectively, the “California Actions”). The other two purported class actions were brought in the Court of Chancery of the State of Delaware, captioned Silverberg v. Ariba, Inc., et al. (May 24, 2012) and Corbett v. Calderoni, et al. (May 31, 2012). Each of the lawsuits alleges that the defendants breached and/or aided and abetted the breach of their fiduciary duties to the Company shareholders by seeking to sell the Company through an allegedly unfair process and for an unfair price and on unfair terms. The lawsuits seek, among other things, equitable relief that would enjoin the Merger, damages, and attorneys’ fees and costs. The plaintiffs in Francl and in Wright further seek rescission of the Merger Agreement (to the extent it has already been implemented). On June 6, 2012, plaintiffs in Silverberg filed motions for a preliminary injunction and for expedited proceedings. On June 8, 2012, plaintiffs in Silverberg and Corbett filed a letter with the Delaware

Chancery Court seeking to stay those actions in favor of the three actions then presently pending before the California Superior Court. On June 11, 2012, plaintiffs in Francl, Wright, and Miller, all pending before the Superior Court of the State of California, filed a stipulation of consolidation with the Court, which was endorsed by the Court on June 13, 2012. On June 14, 2012, those plaintiffs filed an amended consolidated class action complaint, In re Ariba, Inc. Shareholder Litigation, alleging substantially the same claims and seeking substantially the same relief as in their individual purported class action lawsuits (“Consolidated Action”). On July 24, 2012, the parties in the California Actions filed a Stipulation with the California Superior Court, seeking consolidation of the Gillock action with the Consolidated Action and dismissal of the Consolidated Action without prejudice with the parties to bear their own costs. On July 26, 2012, the California Superior Court entered the order and the Consolidated Action was dismissed. As of June 30, 2012, no amount is accrued as a loss is not considered probable or estimable.

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

Note 6—Income Taxes

The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to the Company’s tax audits. However, there can be no assurances as to the possible outcomes. The aggregate changes in the balances of the Company’s gross unrecognized tax benefits were as follows (in thousands):

Nine Months Ended June 30, 2012
Gross unrecognized tax benefits as of October 1	$1,809
Increases related to tax positions from prior fiscal years, including acquisitions	1,367
Decreases related to tax positions from prior fiscal years	—
Increases related to tax positions taken during the fiscal year	108
Lapses of statutes of limitations	(6)
Changes in unrecognized tax benefits due to foreign currency translation	(19)

Total gross unrecognized tax benefits as of June 30	$3,259

As of June 30, 2012, approximately $3.3 million of unrecognized benefits would affect the Company’s effective tax rate if realized. The Company does not anticipate any significant changes to the unrecognized tax benefits in the next twelve months.

The Company released interest and penalties related to lapses of statute of limitations of uncertain tax positions of $1.0 million during the nine months ended June 30, 2011. Interest and penalties are recorded in the provision for income taxes in the condensed consolidated statement of operations. The gross amount of interest and penalties accrued as of June 30, 2012 was $885,000.

In the three and nine months ended June 30, 2012, the provision for income taxes was $3.4 million and $7.0 million, respectively, on income from continuing operations before income taxes of $2.3 million and $7.0 million, respectively, primarily as a result of a pre-tax loss in certain tax jurisdictions for which there was no tax benefit.

In the three months ended June 30, 2011, the provision for income taxes was $2.0 million on a loss from continuing operations before income taxes of $10.3 million as a result of pre-tax income in certain tax jurisdictions.

Note 7—Stockholders’ Equity

Stock-Based Compensation Plans

A summary of the activity related to the Company’s restricted common stock is presented below for the nine months ended June 30, 2012:

	Nine Months Ended June 30, 2012
	Number of Shares	Weighted- Average Fair Value
Nonvested at beginning of period	5,958,558	$18.26
Granted	2,698,409	$27.90
Vested	(2,995,382)	$14.80
Forfeited	(131,215)	$26.16

Nonvested at end of period	5,530,370	$24.65

The fair value of stock awards vested for the three and nine months ended June 30, 2012 totaled $26.2 million and $99.6 million, respectively, and $16.9 million and $77.7 million for the three and nine months ended June 30, 2011, respectively.

The nonvested shares roll forward presented above includes the performance-based restricted stock units granted in the nine months ended June 30, 2012 and 2011. See “Stock-Based Compensation” in Note 1.

A summary of the activity related to the Company’s stock options is presented below:

	Nine Months Ended June 30, 2012
	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	361,038	$9.14
Exercised	(127,264)	$12.65
Forfeited	(4,154)	$22.47

Outstanding and exercisable at end of period	229,620	$7.02

The total intrinsic value of options outstanding and exercisable as of June 30, 2012 was $8.3 million. The total intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2012 and the exercise price, multiplied by the number of shares subject to in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the three and nine months ended June 30, 2012 was $1.1 million and $3.0 million, respectively, and $943,000 and $1.9 million during the three and nine months ended June 30, 2011, respectively.

Comprehensive (Loss) Income

Other comprehensive (loss) income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive (loss) income for the three and nine months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(760)	$(11,934)	$1,734	$30,166
Unrealized gain on securities	355	498	479	77
Foreign currency translation adjustments	(4,439)	106	(5,764)	232

Comprehensive (loss) income	$(4,844)	$(11,330)	$(3,551)	$30,475

The income tax effects related to unrealized gains and losses on securities and foreign currency translation adjustments are not material.

The components of accumulated other comprehensive loss as of June 30, 2012 and September 30, 2011 are as follows (in thousands):

	June 30, 2012	September 30, 2011
Unrealized loss on securities, net	$(1,750)	$(2,229)
Foreign currency translation adjustments	(6,931)	(1,167)

Accumulated other comprehensive loss	$(8,681)	$(3,396)

Note 8—Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
(Loss) income from continuing operations	$(1,090)	$(12,283)	$32	$(5,390)
Discontinued operations, net of tax	330	349	1,702	35,556

Net (loss) income	$(760)	$(11,934)	$1,734	$30,166

Weighted-average common shares outstanding—basic	96,244	93,101	95,284	91,193
Add: Effect of dilutive securities	—	—	3,410	—

Weighted-average common shares—diluted	96,244	93,101	98,694	91,193

(Loss) income from continuing operations	$(0.01)	$(0.13)	$0.00	$(0.06)
Discontinued operations, net of tax	0.00	0.00	0.02	0.39

Net (loss) income per common share—basic	$(0.01)	$(0.13)	$0.02	$0.33

(Loss) income from continuing operations	$(0.01)	$(0.13)	$0.00	$(0.06)
Discontinued operations, net of tax	0.00	0.00	0.02	0.39

Net (loss) income per common share—diluted	$(0.01)	$(0.13)	$0.02	$0.33

For the three months ended June 30, 2012 and the three and nine months ended June 30, 2011, the Company excluded approximately 4.0 million, 3.6 million and 3.5 million, respectively, of potentially dilutive shares because their effect was anti-dilutive due to the loss from continuing operations recognized in these periods.

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

The table below reconciles the measure of operating income reported to the Company’s chief operating decision-maker (referred to as the segment operating result) to the Company’s income (loss) from continuing operations before income taxes (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Segment operating result	$28,848	$20,747	$79,356	$54,760
Amortization of intangible assets	(4,720)	(4,285)	(14,117)	(8,627)
Stock-based compensation	(18,782)	(13,999)	(55,078)	(41,044)
Restructuring costs	—	(13,396)	—	(10,704)
Transaction costs	(2,674)	—	(2,674)	(2,471)

Operating income (loss)	$2,672	$(10,933)	$7,487	$(8,086)
Interest and other (expense) income, net	(351)	671	(437)	1,766

Income (loss) from continuing operations before income taxes	$2,321	$(10,262)	$7,050	$(6,320)

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Network revenues	$47,279	$37,164	$134,220	$79,573
Subscription software application revenues	48,032	39,198	134,240	114,600

Total subscription software revenues	$95,311	$76,362	$268,460	$194,173
Maintenance revenues	12,700	14,655	38,823	45,551
Services and other revenues	28,953	30,900	86,805	81,378

Total	$136,964	$121,917	$394,088	$321,102

The Company markets its products in the United States and in foreign countries through its direct sales force and indirect sales channels. Revenues are attributed to countries based on the location of the Company’s customers, with some internal reallocation for multi-national customers. Revenue by geographic area is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
North America	$80,328	$72,018	$230,749	$204,288
EMEA	28,105	24,595	83,483	66,218
Rest of World	28,531	25,304	79,856	50,596

Total revenue	$136,964	$121,917	$394,088	$321,102

Long-lived assets by geographic area are as follows (in thousands):

	June 30, 2012	September 30, 2011
United States	$27,520	$29,185
International	4,845	3,621

Total	$32,365	$32,806

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

As of June 30, 2012, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$32,709	$—	$—	$32,709
Certificates of deposit and other bank deposits	120,361	—	—	120,361
Non-United States government securities	44,132	—	—	44,132
United States government and agency securities	1,204	—	—	1,204
Auction rate securities	—	—	17,175	17,175
Derivative financial instruments (see Note 1)	—	309	—	309

Total assets measured at fair value on a recurring basis	$198,406	$309	$17,175	$215,890

Liabilities:
Derivative financial instruments (see Note 1)	—	174	—	174
Contingent liability for acquisition (see Note 3)	—	—	23,974	23,974

Total liabilities measured at fair value on a recurring basis	$—	$174	$23,974	$24,148

The table below presents a reconciliation for auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended June 30, 2012 (in thousands):

Nine Months Ended June 30, 2012
Beginning balance as of October 1, 2011	$17,448
Realized losses	(9)
Unrealized gains	285
Redemptions	(725)
Accretion and other	176

Ending fair value as of June 30, 2012	$17,175

Auction rate securities

The Company holds several interest-bearing auction rate securities (“ARS”) that represent investments in pools of assets, including student loans and credit derivative products. As of June 30, 2012, the Company held $16.7 million in par value of student loan securities that failed to settle in auctions commencing February 2008 and $3.4 million in par value of commercial paper and credit derivative products that failed to settle in auctions commencing August 2007. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the Company does not expect to be able to access these funds at par value until such time as either a future auction of these investments is successful, a buyer is found outside of the auction process or upon final maturity. Given the failures in the auction markets, as well as the lack of any correlation of these instruments to other observable market data, there are no longer observable inputs available as defined by Levels 1 and 2 of the fair value hierarchy by which to value these securities. Therefore, these auction rate securities are classified within Level 3 and their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

Contractual maturity dates for these ARS investments range from 2016 to 2047. The ARS backed by student loans are guaranteed by the United States government and have credit ratings of AAA to A.

Currently, we have no intent to sell these ARS investments prior to recovery to par value, nor are we aware of any factors that would make such a sale of the ARS investments more likely than not. As of June 30, 2012, the Company has classified the entire ARS investment balance as long-term investments on its condensed consolidated balance sheet because of its current inability to predict that these investments will be settled within the next twelve months. Since auction failures in 2008, the Company has modified its current investment strategy and increased its investments in more liquid money market instruments.

Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at contractual rates, these investments are trading only in limited circumstances and therefore do not currently have readily determinable market values. Accordingly, the estimated fair value of ARS no longer approximates par value.

The Company has used a discounted cash flow (“DCF”) model to determine the estimated fair value of its investment in ARS as of June 30, 2012. Significant estimates used in the DCF models were the credit quality of the instruments and an illiquidity discount factor. The assumptions used in preparing the DCF model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The discount factor used for the $16.7 million of student loan securities and $3.4 million of credit derivative products was adjusted between 150 and 300 basis points (“bps”) for the student loan securities and 1,100 bps for the credit derivative product, respectively, to reflect the then current market conditions for instruments with similar credit quality at the date of valuation and the risk in the marketplace for these investments that has arisen due to the lack of an active market for these instruments. The discount factor used for the student loan securities ranged from 300 to 600 bps, and the discount factor used for the credit derivative product was approximately 1,300 bps. A significant increase (decrease) in the discount factors, in isolation, would result in a significantly lower (higher) fair value measurement. Based on the assessment of fair value through June 30, 2012, the Company determined there was a decline in the fair value of its ARS investments of $3.0 million, of which $1.7 million was deemed temporary. As a result of the credit rating reduction to below investment grade related to one of its ARS, the Company recorded an other-than-temporary impairment of $1.9 million, partially offset by $632,000 of accretion recorded through June 30, 2012. Based upon its analysis of this impairment, the Company determined that the other-than-temporary loss of $1.3 million was principally related to the credit loss on the investment. Additionally, the Company evaluated the factors related to other than credit loss, which were determined to be immaterial to the condensed consolidated financial statements.

The Company reviews its impairments in accordance with the guidance issued by the FASB to fair value accounting and the recognition and presentation of other-than-temporary impairments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the Company’s intent and ability to retain its investment for a period of time sufficient to allow for the recovery in market value to par. If the issuers of the ARS are unable to successfully close future auctions or refinance their debt in the near term and/or the credit ratings of these instruments deteriorate, the Company may, in the near future, conclude that an additional other-than-temporary impairment charge is required related to these investments. Such other-than-temporary impairment may be greater than the $1.7 million currently accounted for as a temporary decline or may be greater than the $1.3 million other-than-temporary impairment recorded through June 30, 2012.

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

Recent Development

On May 22, 2012, Ariba, Inc. (the “Company”), SAP America, Inc., a Delaware corporation (“Parent”) and Angel Expansion Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”), entered into an Agreement and Plan of Merger (“Merger Agreement”).

Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Purchaser will merge with and into the Company and the Company will become a wholly-owned subsidiary of Parent (the “Merger”). If the Merger is completed, the Company’s stockholders will be entitled to receive $45.00 in cash (the “Merger Consideration”) for each share of the Company’s common stock owned by them as of the date of the Merger.

The consummation of the Merger is subject to certain conditions, including (i) adoption of the Merger Agreement by the Company’s stockholders, (ii) the continuing accuracy of the Company’s and Parent and Merger Sub’s respective representations and warranties, (iii) the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as any similar filings that need to be made in foreign jurisdictions, (iv) approval by the Committee on Foreign Investment in the United States under the Exon-Florio Act, and approval under certain foreign antitrust laws, and (v) other customary conditions. The Company’s stockholder meeting to vote on adoption of the Merger Agreement will be held on August 29, 2012. The date for closing the Merger has not yet been determined.

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

Overview of Quarter Ended June 30, 2012

Our revenues increased to $137.0 million in the three months ended June 30, 2012 compared to $121.9 million in the three months ended June 30, 2011. This was an increase of $15.1 million, or 12%. Subscription and maintenance revenues increased $17.0 million. Subscription revenues increased $18.9 million, or 25%. Services and other revenues decreased $1.9 million, or 6%. Our growth reflects increased demand for our global network solutions and subscription software products.

Operating expenses decreased to $84.8 million in the three months ended June 30, 2012 compared to $87.1 million in the three months ended June 30, 2011. The decrease in operating expenses is primarily due to restructuring costs of $13.4 million in the three months ended June 30, 2011, largely due to moving our headquarters within Sunnyvale, California to Hermosa Court and abandoning our previous headquarters facility on Eleventh Avenue, partially offset by an increase in compensation and benefits expense related to an increase in headcount in the three months ended June 30, 2012. In summation, our total net expenses from continuing operations, including costs of revenues and other items, increased to $138.1 million in the three months ended June 30, 2012 compared to $134.2 million in the three months ended June 30, 2011. Combined with the increase in revenue, this resulted in a loss from continuing operations for the three months ended June 30, 2012 of $1.1 million compared to $12.3 million in the three months ended June 30, 2011.

Income from discontinued operations decreased to $330,000 in the three months ended June 30, 2012 compared to $349,000 in the three months ended June 30, 2011. Discontinued operations related to the sale of our Sourcing Services Business. Our net loss in the three months ended June 30, 2012 was $760,000 compared to $11.9 million in the three months ended June 30, 2011.

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

We believe that our success for fiscal year 2012 will depend largely on our ability to: (1) sell additional solutions and capture more network spend from new and existing customers; (2) renew our subscription or time-based revenues, including on-demand software fees, supplier transaction fees, maintenance fees, and fees for certain services; (3) capitalize on revenue opportunities, such as increased spend capture within existing customers and selling on-demand business commerce solutions; (4) successfully integrate and manage the Quadrem and b-process businesses; (5) retain and expand our workforce in the face of competitive hiring conditions in the technology sector; and (6) navigate the macro-economic environment and our increasing global presence in emerging markets.

In addition to the macro-economic impact and the impact of the pending Merger on our business, we believe that key risks to our revenues in fiscal year 2012 include: our ability to renew recurring revenue streams without substantial declines from prior arrangements, including subscription software, supplier transactions revenue, software maintenance and subscription services; our ability to generate organic growth; the overall level of information technology spending; potential declines in average selling prices; and volatility in currency exchange rates. We believe that key risks to our future operating profitability include our ability to maintain or grow our revenues and our ability to maintain adequate utilization of our services organization. We may not be successful in addressing such risks and difficulties. See “Risk Factors” in Part II of this Form 10-Q for additional information.

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

	Percentage of Total Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Subscription and maintenance	79%	75%	78%	75%
Services and other	21	25	22	25

Total revenues	100	100	100	100

Cost of revenues:
Subscription and maintenance	15	16	16	16
Services and other	18	18	18	18
Amortization of acquired technology and customer intangible assets	3	3	3	3

Total cost of revenues	36	37	37	37

Gross profit	64	63	63	63

Operating expenses:
Sales and marketing	35	35	35	37
Research and development	13	14	14	14
General and administrative	14	11	12	12
Amortization of other intangible assets	0	0	0	0
Restructuring costs	—	11	—	3

Total operating expenses	62	71	61	66

Operating income (loss)	2	(8)	2	(3)
Interest and other (expense) income, net	(1)	0	(0)	1

Income (loss) from continuing operations before income taxes	1	(8)	2	(2)
Provision for (benefit from) income taxes	2	2	2	(0)

(Loss) income from continuing operations	(1)	(10)	0	(2)
Discontinued operations, net of tax:
Income (loss) from discontinued operations	0	0	0	(1)
Gain on sale of discontinued operations	—	—	—	12

Total discontinued operations	0	0	0	11

Net (loss) income	(1%)	(10)%	0%	9%

Comparison of the Three and Nine Months Ended June 30, 2012 and 2011

Revenues

	Three Months Ended June 30,				Nine Months Ended June 30,
	2012	Dollar Change	Percent Change	2011	2012	Dollar Change	Percent Change	2011
Revenues (dollars in thousands):
Subscription and maintenance	$108,011	$16,994	19%	$91,017	$307,283	$67,559	28%	$239,724
Services and other	28,953	(1,947)	(6)%	30,900	86,805	5,427	7%	81,378

Total revenues	$136,964	$15,047	12%	$121,917	$394,088	$72,986	23%	$321,102

Subscription and maintenance

Subscription revenues consist mainly of network-related software access and transaction fees and software access subscription fees. Subscription revenues for the three months ended June 30, 2012 were $95.3 million, an increase of $18.9 million, or 25%, compared to $76.4 million for the three months ended June 30, 2011. Subscription revenues for the nine months ended June 30, 2012 were $268.5 million compared to $194.2 million for the nine months ended June 30, 2011. This was an increase of $74.3 million, or 38%, including 23% before subscription revenues related to the acquisitions of Quadrem and b-process. In addition to our acquisitions, our growth reflects increased demand for our global network solutions and subscription software products. Maintenance revenues consist primarily of Ariba Buyer and Ariba Sourcing product maintenance fees. Maintenance revenues for the three months ended June 30, 2012 were $12.7 million, a 14% decrease from the $14.7 million recorded in the three months ended June 30, 2011. Maintenance revenues for the nine months ended June 30, 2012 were $38.8 million, a 15% decrease from the $45.6 million recorded in the nine months ended June 30, 2011. The decrease was primarily due to a decline in on-premise application sales. We anticipate that subscription revenues will increase in the year ending September 30, 2012 compared to the year ended September 30, 2011, in part as a result of the acquisitions of Quadrem and b-process, and will be partially offset by modest declines of maintenance revenues.

Services and other

The decrease in services and other revenues in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily due to a decline in on-premise implementation revenues, reflecting a decline in on-premise sales and upgrades. The increase in services and other revenues in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 was primarily due to revenues related to the acquisitions of Quadrem and b-process. While not highly predictable, we anticipate that services and other revenues will increase in the year ending September 30, 2012 compared to the year ended September 30, 2011, in part as a result of the acquisitions of Quadrem and b-process.

Cost of Revenues

	Three Months Ended June 30,				Nine Months Ended June 30,
	2012	Dollar Change	Percent Change	2011	2012	Dollar Change	Percent Change	2011
Cost of revenues (dollars in thousands):
Subscription and maintenance	$21,171	$1,664	9%	$19,507	$64,068	$12,591	24%	$51,477
Services and other	23,961	1,687	8%	22,274	69,775	12,977	23%	56,798
Amortization of acquired technology and customer intangible assets	4,326	372	9%	3,954	12,942	4,888	61%	8,054

Total cost of revenues	$49,458	$3,723	8%	$45,735	$146,785	$30,456	26%	$116,329

Subscription and maintenance

Cost of subscription and maintenance revenues consists of labor costs for hosting services and technical support, including stock-based compensation and facilities and equipment costs. The increase in cost of subscription and maintenance revenues in the three and nine months ended June 30, 2012 compared to the three and nine months ended June 30, 2011 was primarily the result of an increase in set-up costs and hosted support costs associated with the increase in subscription revenues. We anticipate that cost of subscription and maintenance expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2012 compared to the year ended September 30, 2011.

Services and other

Cost of services and other revenues consists of labor costs for consulting services, including stock-based compensation, training personnel, facilities and equipment costs. The increase in cost of services and other revenues in the three and nine months ended June 30, 2012 compared to the three and nine months ended June 30, 2011 was primarily the result of an increase in deployment costs. We anticipate that cost of services and other revenues will remain relatively consistent or slightly higher as a percentage of services and other revenues in the year ending September 30, 2012 compared to the year ended September 30, 2011.

Amortization of acquired technology and customer intangible assets

Amortization of acquired technology and customer intangible assets represents the amortization of assets associated with our acquisitions of Quadrem and b-process and fiscal year 2008 acquisition of Procuri, Inc. The increase in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was due to the acquisition of b-process. The increase in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 was due to the acquisitions of Quadrem and b-process. We anticipate amortization of acquired technology and customer intangible assets will increase in the year ending September 30, 2012 compared to the year ended September 30, 2011 due to the acquisitions of Quadrem and b-process.

Gross profit

	Three Months Ended June 30,				Nine Months Ended June 30,
	2012	Dollar Change	Percent Change	2011	2012	Dollar Change	Percent Change	2011
Gross profit (dollars in thousands)	$87,506	$11,324	15%	$76,182	$247,303	$42,530	21%	$204,773

Our gross profit as a percentage of revenues remained relatively consistent at 64% for the three months ended June 30, 2012 compared to 63% for the three months ended June 30, 2011 and 63% for nine months ended June 30, 2012 and 2011.

Operating Expenses

	Three Months Ended June 30,				Nine Months Ended June 30,
	2012	Dollar Change	Percent Change	2011	2012	Dollar Change	Percent Change	2011
Operating expenses (dollars in thousands):
Sales and marketing	$47,515	$4,496	10%	$43,019	$138,095	$19,529	16%	$118,566
Research and development	18,321	1,660	10%	16,661	52,605	8,448	19%	44,157
General and administrative	18,604	4,896	36%	13,708	47,941	9,082	23%	38,859
Amortization of other intangible assets	394	63	19%	331	1,175	602	105%	573
Restructuring costs	—	(13,396)	(100%)	13,396	—	(10,704)	(100%)	10,704

Total operating expenses	$84,834	$8,421	10%	$87,115	$239,816	$26,957	13%	$212,859

Sales and marketing

Sales and marketing includes costs associated with our sales and marketing personnel and consists primarily of compensation and benefits, which includes salaries, benefits, commissions, bonuses, and stock-based compensation; promotional and advertising and travel and entertainment expenses related to these personnel; and the provision for doubtful accounts. Sales and marketing expenses increased in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to the following: (1) increased compensation and benefits of $3.4 million related to an increase in overall sales and marketing headcount, restricted stock awards and the acquisition of b-process; and (2) increased marketing expense of $633,000.

Sales and marketing expenses increased in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 primarily due to the following: (1) increased compensation and benefits of $16.0 million related to an increase in overall sales and marketing headcount, sales commission and bonus expense related to the increase in revenues noted above, restricted stock awards and the acquisitions of Quadrem and b-process; (2) increased travel costs of $1.9 million related to an increase in overall sales and marketing headcount; and (3) increased marketing expense of $1.4 million. We anticipate that sales and marketing expenses will remain relatively consistent or slightly lower as a percentage of revenues in the year ending September 30, 2012 compared to the year ended September 30, 2011.

Research and development

Research and development includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved and quality assurance activities, and primarily includes compensation and benefits, which includes salaries, benefits, bonuses, and stock-based compensation; consulting costs; and the cost of software development tools and equipment. Research and development expenses increased in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to increased compensation and benefits related to an increase in overall research and development headcount and restricted stock awards.

Research and development expenses increased in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 primarily due to increased compensation and benefits related to an increase in overall research and development headcount, restricted stock awards and the acquisition of Quadrem.

We anticipate that research and development expenses will remain relatively consistent as a percentage of revenues in the year ending September 30, 2012 compared to the year ended September 30, 2011.

General and administrative

General and administrative expenses include costs for executive, finance, human resources, information technology, legal and administrative support functions, and primarily include compensation and benefits, which includes salaries, benefits, bonuses, and stock-based compensation and professional services costs. General and administrative expenses increased in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to the following: (1) increased compensation and benefits of $3.0 million related to an increase in overall general and administrative headcount and restricted stock awards; and (2) transaction costs of $2.7 million associated with the Merger Agreement.

General and administrative expenses increased in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 primarily due to the following: (1) increased compensation and benefits of $6.0 million related to an increase in overall general and administrative headcount associated with the acquisitions of Quadrem and b-process and restricted stock awards; and (2) increased professional services costs of $1.3 million.

We anticipate that general and administrative expenses will increase slightly as a percentage of revenues in the year ending September 30, 2012 compared to the year ended September 30, 2011 due to transaction costs related to the Merger Agreement.

Amortization of other intangible assets

Amortization of other intangible assets represents the amortization of assets associated with our acquisitions of Quadrem and b-process. The increase in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was due to the acquisition of b-process. The increase in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 was due to the acquisitions of Quadrem and b-process. We anticipate amortization of other intangible assets will increase in the year ending September 30, 2012 compared to the year ending September 30, 2011 due to the acquisitions of Quadrem and b-process.

Restructuring costs

We recorded restructuring costs in the three months ended June 30, 2011, comprised of $12.3 million of lease abandonment costs and $2.0 million of accelerated depreciation as a result of moving our headquarters within Sunnyvale, California and abandoning our previous headquarters facility on Eleventh Avenue, partially offset by a benefit of $875,000 as a result of entering into an agreement to sublease approximately 45,000 square feet of space at our Sunnyvale, California Eleventh Avenue facility through January 2013.

We recorded restructuring costs in the nine months ended June 30, 2011, comprised of $12.3 million of lease abandonment costs and $3.3 million of accelerated depreciation as a result of moving our headquarters within Sunnyvale, California and abandoning our previous headquarters facility on Eleventh Avenue, partially offset by benefits of $4.9 million as a result of entering into agreements to sublease approximately 175,000 square feet of space at our Eleventh Avenue facility, the majority of which expire in January 2013.

Interest and other (expense) income, net

	Three Months Ended June 30,				Nine Months Ended June 30,
	2012	Dollar Change	Percent Change	2011	2012	Dollar Change	Percent Change	2011
Interest and other (expense) income, net (dollars in thousands)	$(351)	$(1,022)	*	$671	$(437)	$(2,203)	*	$1,766

*	Percent change is not meaningful

Interest and other (expense) income, net decreased in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily as a result of $1.6 million of realized and unrealized foreign currency transaction losses on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries in the three months ended June 30, 2012 compared to a gain of $413,000 in the three months ended June 30, 2011.

Interest and other (expense) income, net decreased in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 primarily as a result of $2.0 million of realized and unrealized foreign currency transaction losses on accounts receivable billed from Ariba, Inc. in foreign currencies to customers headquartered in foreign countries in the nine months ended June 30, 2012 compared to a gain of $847,000 in the nine months ended June 30, 2011.

Provision for (benefit from) income taxes

	Three Months Ended June 30,				Nine Months Ended June 30,
	2012	Dollar Change	Percent Change	2011	2012	Dollar Change	Percent Change	2011
Provision for (benefit from) income taxes (dollars in thousands)	$3,411	$1,390	69%	$2,021	$7,018	$7,948	*	$(930)

*	Percent change is not meaningful

The provision for income taxes increased in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to higher pre-tax income in certain tax jurisdictions. In the three months ended June 30, 2012, the provision for income taxes was $3.4 million on income from continuing operations before income taxes of $2.3 million, primarily as a result of a pre-tax loss in certain tax jurisdictions for which there was no tax benefit. In the three months ended June 30, 2011, the provision for income taxes was $2.0 million on a loss from continuing operations before income taxes of $10.3 million as a result of pre-tax income in certain tax jurisdictions.

In the nine months ended June 30, 2012, there was a provision for income taxes compared to a benefit from income taxes in the nine months ended June 30, 2011. In the nine months ended June 30, 2012, the provision for income taxes was $7.0 million on income from continuing operations before income taxes of $7.0 million primarily as a result of a pre-tax loss in certain tax jurisdictions for which there was no tax benefit. The benefit from income taxes in the nine months ended June 30, 2011 included a decrease in unrecognized tax benefits of $2.9 million and a release of interest and penalties of $1.0 million, primarily due to the expiration of statutes of limitation in a foreign jurisdiction.

Discontinued operations

	Three Months Ended June 30,				Nine Months Ended June 30,
	2012	Dollar Change	Percent Change	2011	2012	Dollar Change	Percent Change	2011
Discontinued operations, net of tax (dollars in thousands):
Income (loss) from discontinued operations	$330	$(19)	(5%)	$349	$1,702	$5,310	*	$(3,608)
Gain on sale of discontinued operations	—	—	—	—	—	(39,164)	(100%)	39,164

Total discontinued operations	$330	$(19)	(5%)	$349	$1,702	$33,854	(95%)	$35,556

*	Percent change is not meaningful

Discontinued operations related to the sale of our Sourcing Services Business in the nine months ended June 30, 2011. Total discontinued operations decreased in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to the remaining services to be performed by the Company nearing their completion. Total discontinued operations decreased in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 primarily due to a gain on sale that was partially offset by transaction related costs, including severance and professional services costs, in the nine months ended June 30, 2011 and the remaining services to be performed by the Company nearing their completion.

Liquidity and Capital Resources

As of June 30, 2012, we had $257.1 million in cash, cash equivalents and short and long-term investments and $29.5 million in restricted cash, for total cash, cash equivalents, short and long-term investments and restricted cash of $286.6 million. Our working capital as of June 30, 2012 was $72.7 million. As of September 30, 2011, we had $251.3 million in cash, cash equivalents and short and long-term investments and $29.4 million in restricted cash, for total cash, cash equivalents, short and long-term investments and restricted cash of $280.7 million. Our working capital as of September 30, 2011 was $57.1 million. The majority of cash, cash equivalents, short and long-term investments and restricted cash are held in accounts in the United States.

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

Contractual maturity dates for these ARS investments range from 2016 to 2047. The ARS backed by student loans are guaranteed by the United States government and have credit ratings of AAA to A. Currently, we have no intent to sell these ARS investments prior to recovery to par value, nor are we aware of any factors that would make such a sale of the ARS investments more likely than not. As of June 30, 2012 and September 30, 2011, we classified the entire ARS investment balance as long-term investments on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle. See Note 10 of Notes to Condensed Consolidated Financial Statements.

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

Net cash provided by operating activities was $73.7 million for the nine months ended June 30, 2012, compared to $59.4 million for the nine months ended June 30, 2011. Cash flows provided by operating activities increased primarily due to higher income from continuing operations after adjustments for non-cash related items, changes in working capital and net cash provided by discontinued operations, partially offset by lower cash collections of deferred revenue.

The changes in cash flows from investing activities primarily relate to acquisitions, dispositions, capital expenditures and the timing of purchases, maturities and sales of our investments. Net cash used in investing activities was $63.6 million for the nine months ended June 30, 2012 compared to $44.3 million for the nine months ended June 30, 2011. The net cash used in investing activities for the nine months ended June 30, 2012 was primarily due to cash paid for the acquisition of b-process, net of cash acquired, of $47.7 million. The net cash used in investing activities in the nine months ended June 30, 2011 was primarily due to cash paid for the acquisition of Quadrem, net of cash acquired, of $64.3 million and purchases of property and equipment of $22.8 million largely related to leasehold improvements as a result of moving our headquarters within Sunnyvale, California to Hermosa Court, partially offset by proceeds from the sale of our Sourcing Services Business of $51.0 million.

The changes in cash flows from financing activities primarily relate to the repurchase of common stock shares forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations incurred as a result of the vesting of restricted shares of common stock held by those employees and the proceeds from the issuance of common stock, which are attributed to the employee stock purchase plan and stock option exercises. Net cash used in financing activities was $11.4 million for the nine months ended June, 2012, compared to $8.8 million for the nine months ended June 30, 2011. The increase in the nine months ended June 30, 2012 was primarily due to an increase in the repurchase of common stock forfeited to Ariba by employees in satisfaction of statutory tax withholding obligations of $3.9 million, partially offset by an increase in the proceeds from the issuance of common stock of $1.3 million.

As of June 30, 2012, we did not have any material commitments for capital expenditures.

Contractual obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See “Leases” in Note 5 of Notes to Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancelable purchase commitments as of June 30, 2012. There has been no material change in our contractual obligations and commercial commitments during the three months ended June 30, 2012 from those presented in our Annual Report on Form 10-K for the year ended September 30, 2011 filed with the SEC on November 10, 2011.

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

There were no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2012. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2011 for a more complete discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States and India and market our products in the United States, South America, Europe, Canada, Australia, Africa, Middle East and Asia. As a result, our financial results have been and could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-United States sales are priced in currencies other than the United States dollar, a strengthening of the dollar may reduce the level of reported revenues. If such events were to occur, our net revenues could be seriously impacted, since a significant portion of our net revenues are derived from international operations. For the three months ended June 30, 2012 and 2011, approximately 41% of our total revenues were derived from customers outside of the United States, the majority of which were denominated in currencies other than the United States dollar. As a result, our United States dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

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

The following table provides information about our foreign exchange forward contracts outstanding as of June 30, 2012 (in thousands):

	Buy/Sell	Contract Value		Unrealized Gain (Loss) in USD
		Foreign Currency	USD
Foreign Currency
Singapore Dollar	Sell	8,000	$6,447	$183
Chinese Renminbi	Sell	36,000	5,673	(9)
Euro	Sell	3,500	4,486	124
Czech Koruna	Buy	30,000	1,604	(99)
South African Rand	Sell	10,289	1,200	(4)
Australian Dollar	Sell	1,000	997	(3)
Swiss Franc	Buy	900	993	(59)
Japanese Yen	Sell	40,000	504	2

Total			$21,904	$135

The unrealized gain (loss) represents the difference between the contract value and the market value of the contract based on market rates as of June 30, 2012.

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

	Period Ending June 30, 2013	Period Ending June 30, 2014	Period Ending June 30, 2015	Period Ending June 30, 2016	Period Ending June 30, 2017	Thereafter	Total
Cash equivalents	$123,521	$—	$—	$—	$—	$—	$123,521
Average interest rate	0.93%	—	—	—	—	—	0.93%
Investments	$23,086	$22,251	$—	$—	$2,198	$14,976	$62,511
Average interest rate	0.77%	1.14%	—	—	2.49%	1.40%	1.11%
Restricted cash	$29,280	$44	$—	$121	$8	$96	$29,549
Average interest rate	0.25%	0.00%	—	0.25%	0.25%	0.25%	0.25%

Total investment securities	$175,887	$22,295	$—	$121	$2,206	$15,072	$215,581

The table above does not include uninvested cash of $71.0 million held as of June 30, 2012. Total cash, cash equivalents, marketable securities, short and long-term investments and restricted cash as of June 30, 2012 was $286.6 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that we disclose the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based upon the controls evaluation.

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

As of June 30, 2012, management evaluated the effectiveness of our disclosure controls and procedures and concluded those disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Pendency of Our Agreement to be Acquired by SAP Could Have an Adverse Effect on Our Business.

On May 22, 2012, Ariba, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SAP America, Inc., a Delaware corporation (“Parent”) and Angel Expansion Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”), pursuant to which and subject to the conditions thereof, Purchaser will merge with and into the Company and Company will become a wholly-owned subsidiary of Parent (the “Merger”).

The announcement and pendency of the acquisition by SAP could cause disruption in the business, including experiencing (i) the potential loss or disruption of customer, vendor or other commercial relationships prior to the completion of the Merger, including, but not limited to, as a result of the merger or their potential unwillingness to do business with SAP, or (ii) a potential negative effect on our ability to retain management, technical, sales and other key personnel as a result of the announcement of the merger. Such disruptions may continue to occur through the closing of the merger.

The Merger Agreement generally requires us to operate our business in the ordinary course of business pending consummation of the merger, but includes certain contractual restrictions on the conduct of our business. In addition, the pendency of the acquisition by SAP and the completion of the conditions to closing could divert the time and attention of our management.

All of the matters described above, alone or in combination, could materially and adversely affect our business, financial condition, results of operations and stock price.

The Failure to Complete the Merger with SAP Could Adversely Affect Our Business.

We cannot provide assurance that our pending acquisition by SAP will be completed. If the pending merger is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed, which could have an adverse affect on our market capitalization.

In addition, between May 23, 2012 and June 15, 2012, six plaintiffs filed purported class action lawsuits against the Company, its directors, Angel Expansion Corp., SAP America, Inc., and unnamed “John Doe” defendants in connection with the proposed Merger. Four of those purported class actions were brought in the Superior Court of the State of California, County of Santa Clara, captioned Francl v. Ariba, Inc., et al. (May 23, 2012), Wright v. Ariba, Inc., et al. (May 25, 2012), Miller v. Ariba, Inc., et al., (June 1, 2012), and Gillock v. Ariba, Inc., et al. (June 15, 2012) (collectively, the “California Actions”). The other two purported class actions were brought in the Court of Chancery of the State of Delaware, captioned Silverberg v. Ariba, Inc., et al.

(May 24, 2012) and Corbett v. Calderoni, et al. (May 31, 2012). Each of the lawsuits alleges that the defendants breached and/or aided and abetted the breach of their fiduciary duties to the Company shareholders by seeking to sell the Company through an allegedly unfair process and for an unfair price and on unfair terms. The lawsuits seek, among other things, equitable relief that would enjoin the Merger, damages, and attorneys’ fees and costs. The plaintiffs in Francl and in Wright further seek rescission of the Merger Agreement (to the extent it has already been implemented). On June 6, 2012, plaintiffs in Silverberg filed motions for a preliminary injunction and for expedited proceedings. On June 8, 2012, plaintiffs in Silverberg and Corbett filed a letter with the Delaware Chancery Court seeking to stay those actions in favor of the three actions then presently pending before the California Superior Court. On June 11, 2012, plaintiffs in Francl, Wright, and Miller, all pending before the Superior Court of the State of California, filed a stipulation of consolidation with the Court, which was endorsed by the Court on June 13, 2012. On June 14, 2012, those plaintiffs filed an amended consolidated class action complaint, In re Ariba, Inc. Shareholder Litigation, alleging substantially the same claims and seeking substantially the same relief as in their individual purported class action lawsuits (“Consolidated Action”). On July 24, 2012, the parties in the California Actions filed a Stipulation with the California Superior Court, seeking consolidation of the Gillock action with the Consolidated Action and dismissal of the Consolidated Action without prejudice with the parties to bear their own costs. On July 26, 2012, the California Superior Court entered the order and the Consolidated Action was dismissed.

Also, under certain circumstances specified in the Merger Agreement, we may be required to pay SAP a termination fee of approximately $150 million. A failed transaction may also result in negative publicity and a negative impression of us in the investment community. Further, any disruptions to our business resulting from the announcement and pendency of our acquisition by SAP and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, partners, vendors and employees, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the acquisition or merger, if the acquisition or merger is not consummated.

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

We Have a History of Losses and May Incur Significant Additional Losses in the Future.

We have a significant accumulated deficit as of June 30, 2012 resulting in large part from cumulative charges for the amortization and impairment of goodwill and other intangible assets. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and the following:

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

We Face Intense Competition. If We Are Unable to Compete Successfully, Our Business Will Be Seriously Harmed.

The market for our solutions is intensely competitive, evolving and subject to rapid technological change. This competition could result in further price pressure, reduced profit margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete with several major enterprise software companies, including SAP, Oracle and IBM. In addition, we compete with smaller specialty vendors or smaller niche providers of sourcing or procurement products and services, including Basware, BravoSolution, Zycus, Perfect Commerce, Hubwoo, Rearden Commerce, Coupa, Iasta, OB10, GXS, Aravo, Xign, Selectica, SciQuest, IQNavigator and Fieldglass. Because business commerce is a relatively new software and solutions category, we expect additional competition from other established and emerging companies if this market continues to develop and expand. For example, third parties that currently help implement Ariba Buyer and our other products could market products and services that compete with our products and services. These third parties, which include IBM, Accenture, Capgemini, Deloitte Consulting, BearingPoint and Unisys, are generally not subject to confidentiality or non-compete agreements that restrict such competitive behavior.

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

We May Incur Goodwill Impairment Charges that Adversely Affect Our Operating Results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile. The balance of goodwill is $518.0 million as of June 30, 2012, and there can be no assurance that future goodwill impairments will not occur.

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

If the Protection of Our Intellectual Property Is Inadequate, Our Competitors May Gain Access to Our Technology, and We May Lose Customers.

We depend on our ability to develop and maintain the proprietary rights of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and patent, copyright, trademark and trade secret laws. As of June 30, 2012, we have 60 patents issued in the United States, but may not develop other proprietary products that are patentable. Despite our efforts, we may not be able to adequately protect our proprietary rights, and our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us. This is particularly true because some foreign laws do not protect proprietary rights to the same extent as those of the United States and, in the case of our solutions, because the validity, enforceability and type of protection of proprietary rights in these technologies are uncertain and evolving. If we fail to adequately protect our proprietary rights, we may lose customers.

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

We did not purchase any equity securities during the quarter ended June 30, 2012.

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

Date: August 6, 2012